Form 10-K
period 1993-12-31
EQUITABLE RESOURCES INC /PA/
filed 1994-03-24
CIK 33213

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-3551

                            EQUITABLE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                               25-0464690
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

         420 Boulevard of the Allies                      15219
           Pittsburgh, Pennsylvania                    (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code:  (412) 261-3000

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
   Title of each class                          on which registered
   Common Stock, no par value                   New York Stock Exchange
                                                Philadelphia Stock Exchange

   7 1/2% Debentures due July 1, 1999           New York Stock Exchange
   9 1/2% Convertible Subordinated
     Debentures due 2006                        New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements
        for the past 90 days.   Yes      X      No


        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1994: $1,245,649,859





        The number of shares outstanding of the issuer's classes of common stock as of February 28, 1994: 34,481,657

                         DOCUMENTS INCORPORATED BY REFERENCE

        Part III, a portion of Item 10 and Items 11, 12, and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 27, 1994, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1993.

        Index to Exhibits - Page 62.

                                  TABLE OF CONTENTS


          Part I                                                       Page

          Item 1        Business                                        1

          Item 2        Properties                                      9

          Item 3        Legal Proceedings                               11

          Item 4        Submission of Matters to a Vote
                          of Security Holders                           11

          Item 10       Directors and Executive Officers of the
                         Registrant                                    12


          Part II

          Item 5        Market for Registrant's Common Equity and Related
                         Stockholder Matters                            14

          Item 6        Selected Financial Data                         15

          Item 7        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations            16

          Item 8        Financial Statements and Supplementary Data     22

          Item 9        Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure         48


          Part III

          Item 10       Directors and Executive Officers of
                          the Registrant                                49

          Item 11       Executive Compensation                          49

          Item 12       Security Ownership of Certain Beneficial Owners
                         and Management                                 49

          Item 13       Certain Relationships and Related Transactions  49


          Part IV

          Item 14       Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                        50

                        Index to Financial Statements
                         and Financial Statement Schedules
                         Covered by Report of
                         Independent Auditors                           51

                        Index to Exhibits                               62

                        Signatures                                      66

                                        PART I


          Item 1.  Business

              (a)Equitable Resources, Inc. ("Equitable" or the "Company") was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. The Company owns all the capital stock of subsidiary companies. Principal subsidiaries are Equitable Resources Energy Company ("Equitable Resources Energy") and Kentucky West Virginia Gas Company ("Kentucky West"). Equitable Resources Energy owns all the capital stock of Equitable Resources Marketing Company ("ERMCO") and Andex Energy, Inc. ("Andex"). Kentucky West owns all the capital stock of Equitrans, Inc. ("Equitrans") and Nora Transmission, Inc. ("Nora"). ERMCO owns all the capital stock of Louisiana Intrastate Gas Company ("LIG"). The Company and all such subsidiaries are referred to as the "Company and its Subsidiaries" or the "Companies." The Companies operate in the Appalachian area and, to a lesser extent, in the Rocky Mountain, Southwest, Louisiana and Gulf Coast offshore areas, the Canadian Rockies and has interests in Colombia, South America. The Companies engage primarily in the exploration for, development, production, purchase, transmission, storage, distribution and marketing of natural gas, the extraction of natural gas liquids, the exploration for, development, production and sale of oil and contract drilling.

              LIG was acquired by the Company on June 30, 1993 as described in Note L to the consolidated financial statements in
          Part II. LIG owns a 1,900 mile intrastate pipeline system in Louisiana, four natural gas processing plants and is also engaged in gas marketing. Hershey Oil Corporation ("Hershey") was acquired on July 8, 1993. Hershey owns natural gas and oil reserves and acreage in Alberta, Canada. These subsidiaries are included in the Energy Resource segment.

              (b)The Company's business is comprised of two business segments, Energy Resources and Utility Services. Financial information by business segment is presented in Note K to the consolidated financial statements contained in Part II.

              (b) (1)Not applicable.

              (b) (2)Not applicable.

              (c) (1)ENERGY RESOURCES. Energy Resources activities are conducted by Equitable Resources Energy Company through its divisions and subsidiaries. Its activities are principally in the Appalachian area where it explores for, develops, produces and markets natural gas and oil, performs contract drilling and well maintenance services, and extracts and markets natural gas liquids.

              Energy Resources also conducts operations in the Rocky Mountain area including the Canadian Rockies where it explores for, develops and produces oil, and to a lesser extent natural gas.

              In Louisiana, the segment provides intrastate transportation of gas and extracts and markets natural gas liquids.

          Item 1.  Business (Continued)

              In the Southwest and Gulf Coast offshore areas, this segment participates in exploration and development of gas and oil projects. Energy Resources also owns an interest in two natural gas liquids plants in Texas.

              Andex participates in ventures to explore for and develop oil in Colombia, South America.

              ERMCO operates nationwide as a full-service natural gas marketing and supply company. ERMCO provides a full range of energy services, including monthly "spot" and longer term contracts, peak shaving and transportation arrangements.

              UTILITY SERVICES. Utility Services activities are conducted by Equitable Gas Company ("Equitable Gas"), a division of the Company, and three wholly-owned subsidiaries: Kentucky West, Equitrans and Nora.

              Equitable Gas is a natural gas utility, regulated by state public utility commissions in Pennsylvania, West Virginia and Kentucky and is engaged in the purchase, distribution, marketing and transportation of natural gas. The territory served by Equitable Gas embraces principally the city of Pittsburgh and surrounding municipalities in southwestern Pennsylvania, a few municipalities in northern West Virginia and field line sales in eastern Kentucky.

              Kentucky West, regulated by the Federal Energy Regulatory Commission (FERC), is an open access natural gas pipeline company. Prior to restructuring pursuant to FERC Order 636, Kentucky West purchased gas from the Energy Resource segment and independent producers in Kentucky. Most of Kentucky West's sales were to Equitrans and, to a lesser extent, to industrial customers and other utilities. Kentucky West also transported gas independently marketed by Energy Resources. With the FERC Order 636 restructuring, which was effective July 1, 1993, Kentucky West provides only open-access transportation service. Transportation service is provided to Equitable Gas, Equitrans, Energy Resources and other industrial end-users. Kentucky West's pipelines are not physically connected with those of Equitrans or Equitable Gas and deliveries are made to Columbia Gas Transmission Corporation, a nonaffiliate, which in turn delivers like quantities to Equitrans in West Virginia and Pennsylvania under a Transportation and Exchange Agreement.

              Equitrans is a FERC regulated open access pipeline company with production, storage and transmission facilities in Pennsylvania and West Virginia. Prior to FERC Order 636 restructuring, Equitrans produced, purchased and sold gas and provided transportation and underground storage services. With the FERC Order 636 restructuring, which was effective September 1, 1993, Equitrans provides transportation and storage services. Equitrans provides transportation service for Equitable Gas Company and nonaffiliates including customers in off-system markets. Storage services are provided for Equitable Gas Company and nine nonaffiliated customers.

              Nora is a FERC regulated pipeline company which transports Energy Resources' gas produced in Virginia and Kentucky.

              Utility services, principally gas service, are provided to more than 265,000 customers located mainly in the city of Pittsburgh and its environs. Residential and commercial sales volumes reflect annual variations which are primarily related to weather. In addition, commercial and industrial sales volumes have decreased mainly as the result of customers acquiring gas directly from third parties. However, this gas is transported and delivered by Utility Services.

          Item 1.  Business (Continued)

              (c) (1) (i)Operating revenues as a percentage of total operating revenues for each of the two business segments during the years 1991 through 1993 are as follows:

                                              1993    1992    1991

              Energy Resources:
                Natural gas - production       10%      10%      8%
                - marketing                    45       32      26
                Natural gas liquids             4        3       3
                Contract drilling               1        2       2
                Oil                             3        5       6
                Intrastate transportation       1        -       -
                Other                           1        1       1

                  Total Energy Resources       65       53      46

              Utility Services:
                Residential                    23       30      34
                Commercial                      5        7       9
                Industrial                      1        2       2
                Transportation                  4        6       7
                Marketed gas                    1        -       -
                Utilities and Other             1        2       2

                  Total Utility Services       35       47      54

                    Total Revenues            100%     100%    100%


              (c) (1) (ii)Not applicable.

              (c) (1) (iii)The following pages (4, 5 and 6) summarize gas and oil supply and disposition for the years 1991 through 1993.

        Item 1.  Business (Continued)



                                                        1993



                                         Utility   Energy
                                         Services  Resources  Eliminations  Consolidated


        Gas Produced, Purchased
        and Sold (MMcf):
         Produced                         1,972     53,550                   55,522

         Purchased:
          Other producers                51,870    217,985                  269,855
          Inter-segment purchases         7,468      3,345    (10,813)

             Total purchases             59,338    221,330    (10,813)      269,855

             Total produced
             and purchased               61,310    274,880    (10,813)      325,377
         Deduct:
          Net increase in
           gas in storage                 6,204                               6,204
          Extracted natural gas liquids
           (equivalent gas volumes)                  3,005                    3,005
          System use and
          unaccounted for                 8,259        294                    8,553

             Total                       46,847    271,581    (10,813)      307,615

         Gas Sales (MMcf):
          Residential                    29,980                              29,980
          Commercial                      8,235                               8,235
          Industrial                      3,590                  (340)        3,250
          Utilities                          32                                  32
          Production                                53,550     (3,719)       49,831
          Marketing                       4,052    218,031     (5,796)      216,287

             Total gas sales             45,889    271,581     (9,855)      307,615

          Processed gas extracted           958                   (958)

             Total                       46,847    271,581    (10,813)      307,615

        Natural Gas Transported (MMcf)   66,272     50,659    (34,628)       82,303

        Oil Produced and Sold
        thousands of bls)                            2,112                    2,112

        Natural Gas Liquids Sold
          (thousands of gallons)                   162,191                  162,191

        Average Selling Price
         Gas - Utility Sales (per Mcf)   $7.631
          - Energy Resource Production   $ 2.266
          - Energy Resource Marketing    $ 2.320
         Oil (per barrel)                          $16.183
         Natural Gas Liquids (per gallon)          $  .291





        Item 1.  Business (Continued)



                                                        1992


                                         Utility   Energy
                                         Services  Resources  Eliminations  Consolidated


        Gas Produced, Purchased
        and Sold (MMcf):
         Produced                         2,698     48,243                   50,941

         Purchased:
          Pipeline suppliers              5,008                               5,008
          Other producers                37,967    131,711                  169,678

           Sub-total                     42,975    131,711                  174,686

          Inter-segment purchases         8,489      2,654    (11,143)

             Total purchases             51,464    134,365    (11,143)      174,686

             Total produced
             and purchased               54,162    182,608    (11,143)      225,627
         Deduct:
          Net decrease in
           gas in storage                (3,704)                             (3,704)
          Extracted natural gas liquids
           (equivalent gas volumes)                  2,061                    2,061
          System use and
          unaccounted for                13,180        593                   13,773

             Total                       44,686    179,954    (11,143)      213,497

         Gas Sales (MMcf):
          Residential                    30,089                              30,089
          Commercial                      8,097                               8,097
          Industrial                      4,312                  (593)        3,719
          Utilities                         127                                 127
          Production                                48,243     (4,491)       43,752
          Marketing                                  131,711   (3,998)      127,713

             Total gas sales             42,625    179,954     (9,082)      213,497

          Processed gas extracted         2,061                 (2,061)

             Total                       44,686    179,954    (11,143)      213,497

        Natural Gas Transported (MMcf)   71,166               (35,453)       35,713

        Oil Produced and Sold (thousands of bls)     2,406                    2,406

        Natural Gas Liquids Sold
          (thousands of gallons)                    64,938                   64,938

        Average Selling Price
         Gas - Utility Sales (per Mcf)   $ 7.431
          - Energy Resource Production   $ 1.925
          - Energy Resource Marketing    $ 2.044
         Oil (per barrel)                          $18.066
         Natural Gas Liquids (per gallon)          $  .327



        Item 1.  Business (Continued)



                                                        1991


                                         Utility   Energy
                                         Services  Resources  Eliminations  Consolidated


        Gas Produced, Purchased
        and Sold (MMcf):
         Produced                         3,322     40,022                   43,344

         Purchased:
          Pipeline suppliers              7,729                               7,729
          Other producers                34,243    102,456                  136,699

           Sub-total                     41,972    102,456                  144,428

          Inter-segment purchases        13,038      2,642    (15,680)

             Total purchases             55,010    105,098    (15,680)      144,428

             Total produced
             and purchased               58,332    145,120    (15,680)      187,772
         Deduct:
          Net increase in
           gas in storage                 3,634                               3,634
          Extracted natural gas liquids
           (equivalent gas volumes)                  2,039                    2,039
          System use and
           unaccounted for               12,187        603                   12,790

             Total                       42,511    142,478    (15,680)      169,309

         Gas Sales (MMcf):
          Residential                    28,103                              28,103
          Commercial                      7,720                               7,720
          Industrial                      4,487                  (603)        3,884
          Utilities                         162                                 162
          Production                                40,022     (8,060)       31,962
          Marketing                                  102,456   (4,978)       97,478

             Total gas sales             40,472    142,478    (13,641)      169,309

          Processed gas extracted         2,039                 (2,039)

             Total                       42,511    142,478    (15,680)      169,309

        Natural Gas Transported (MMcf)   70,897               (29,204)       41,693

        Oil Produced and Sold (thousands of bls)     2,006                    2,006

        Natural Gas Liquids Sold
          (thousands of gallons)                    64,200                   64,200

        Average Selling Price
         Gas - Utility Sales (per Mcf)   $7.498
          - Energy Resource Production   $ 1.811
          - Energy Resource Marketing    $ 1.814
         Oil (per barrel)                          $18.980
         Natural Gas Liquids (per gallon)          $  .367


          Item 1.  Business (Continued)

              During 1993, a total of 325,377,000 Mcf of gas was produced and purchased by the Companies compared with 225,627,000 Mcf in 1992. The increase reflects greater marketing activity, including the consolidation of LIG, and increased production.

              GAS PURCHASES. Total purchases in 1993 amounted to 269,855,000 Mcf, of which 222,037,000 Mcf was applicable to marketing operations and 47,818,000 Mcf was for system supply, compared with 131,711,000 Mcf for marketing operations and 42,975,000 Mcf for system supply in 1992. Through gas purchase contracts for system supply, the Company controls proved reserves on acreage developed by independent producers. The majority of these contracts cover the productive lives of the wells.

              NATURAL GAS AND OIL PRODUCTION. Natural gas production by Energy Resources in 1993 of 53,550,000 Mcf increased over the 1992 total of 48,243,000 Mcf. Utility Services production in 1993 of 1,972,000 Mcf decreased from the 1992 total of 2,698,000 Mcf.

              Production of crude oil in 1993 was 2,112,000 barrels, compared with 2,406,000 barrels in 1992.

              In 1993, Energy Resources drilled 212 gross wells (152.7 net wells). The primary focus of drilling activity was in Kentucky and Virginia. Drilling in this area was for development of oil in the Big Lime formation and coalbed methane.

              The Company has been able to develop gas reserves at costs which make it very competitive in marketing its gas to pipeline and commercial buyers. As a result, even in periods of surplus gas supply, the Company has been able to sell gas produced by energy resource operations at a profit.

              NATURAL GAS AND OIL RESERVES. The Company's estimate of proved developed and undeveloped gas reserves for the Energy Resource segment comprised 822.6 Bcf as of December 31, 1993. These reserves included 759.3 Bcf of proved developed reserves. The Company's oil reserves at December 31, 1993 consisted of 16.5 million barrels of proved developed and undeveloped reserves; proved developed oil reserves amounted to 16.4 million barrels. Substantially all of the gas and approximately one half of the oil reserves are located in the Appalachian area. See Note P to the Consolidated Financial Statements in Part II for details of gas and oil producing activities.

              STORAGE. Net storage withdrawals for system use during the 1992-93 heating season were 11.0 Bcf, compared with 9.8 Bcf the previous heating season. Net withdrawals of 12.8 Bcf were made during the 1992-93 heating season for storage service customers compared with 13.4 Bcf the previous heating season.

              SUPPLY OUTLOOK. The Company's near-term utility gas supply is excellent. The long-range gas supply outlook also is very favorable. Annual gas supply is forecasted to exceed demand at least for the next decade.

          Item 1.  Business (Continued)

              Energy Resources has also been in a favorable supply position and reserves have continued to increase. However, the development or purchase of future supplies will depend largely on energy prices.

              (c) (1) (iv) Equitable Gas is regulated by the Pennsylvania Public Utility Commission and the Public Service Commissions of West Virginia and Kentucky; LIG is regulated by the Louisiana Public Service Commission; Kentucky West, Equitrans, Nora, LIG and Equitable Resources Energy are regulated by the Federal Energy Regulatory Commission under the Natural Gas Act and the Natural Gas Policy Act. Equitable Gas, Kentucky West, Equitrans, Nora, LIG and Equitable Resources Energy are also subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to safety requirements in the design, construction, operation and maintenance of pipelines and related facilities.

              (c) (1) (v) and (vi) Approximately 65 percent of annual Utility Service revenue is recorded during the winter heating season from November through March. Significant quantities of purchased gas are placed in underground storage inventory during the off-peak season to accommodate high customer demands during the winter heating season. Funds required to finance this inventory are obtained through short-term loans.

              Energy Resource's revenues are not subject to seasonal variation to the same degree as Utility Service revenues.

              (c) (1) (vii)Not applicable.

              (c) (1) (viii)Not applicable.

              (c) (1) (ix)Not applicable.

              (c) (1) (x)Equitable Gas is in competition with others for the purchase of natural gas and Equitable Resources Energy is in competition with others for the acquisition of gas and oil leases.

              Equitable Gas competes for gas sales with other utilities in its service area, as well as with other fuels and forms of energy and other sources of natural gas available to existing or potential customers.

              Utility Services has been successful in meeting competition with aggressive marketing which retained load and added new residential, commercial and off-system customers in areas served by two or more energy suppliers. This has been achieved by responding to market requirements with a portfolio of firm and interruptible services at competitive prices.

              See Item 7, Management's Discussion and Analysis of
          Financial Condition and Results of Operations contained in Part II regarding FERC Order 636 and its impact on the operations of the Utility Service companies.

              (c) (1) (xi) Not material.

          Item 1.  Business (Continued)

              (c) (1) (xii)The Company and its subsidiaries are subject to federal, state and local environmental laws and regulations. Principal concerns are with respect to oil and thermal pollution of waterways, storage and disposal of hazardous wastes and liquids and erosion and sedimentation control in pipeline construction work. For further discussion of environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note N to the consolidated financial statements in Part II.

              (c) (1) (xiii)The Companies had 2,454 regular employees at the end of 1993.

              (d)  Not material.

          Item 2.  Properties

              Principal facilities are owned by the Company's business segments with the exception of several office locations and warehouse buildings. The terms of the leases on these facilities expire at various times from 1994 through 2014. All leases contain renewal options for various periods. A minor portion of equipment is also leased. With few exceptions, utility transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

              UTILITY SERVICES. Equitable Gas owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky. Equitrans owns and operates production, underground storage and transmission facilities as well as other general property and equipment in Pennsylvania and West Virginia. Kentucky West owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky.

              ENERGY RESOURCES. This business segment owns or controls and operates substantially all of the Company's gas and oil production properties, the majority of which are located in the Appalachian area. This segment also owns an intrastate pipeline system and four hydrocarbon extraction plants in Louisiana, hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline which extends into West Virginia and an interest in two hydrocarbon extraction plants in Texas.

              This business segment owns or controls acreage of proved developed and undeveloped gas and oil lands located principally in the Appalachian area and, to a lesser extent, in the Rocky Mountain area including the Canadian Rockies, the Southwest and Gulf Coast offshore areas and in Colombia, South America. The acquisition of Canadian properties in 1993 is described in Note L to the consolidated financial statements and significant purchases of oil and gas properties in 1991 are described in Note M to the consolidated financial statements contained in Part II. Information relating to Company estimates of natural gas and oil reserves and future net cash flows is summarized in Note P to the consolidated financial statements in Part II.

              No report has been filed with any Federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

          Item 2.  Properties (Continued)

              Gas and Oil Production (Energy Resources):

                                                1993    1992     1991

              Gas - MMcf                       53,550  48,243   40,022
              Oil - Thousands of Barrels        2,112   2,406    2,006

              Natural Gas:

               Average field sales price of natural gas produced during
                 1993, 1992 and 1991 was $2.27, $1.93 and $1.81 per Mcf,
                 respectively.

               Average production cost (lifting cost) of natural gas
                 during 1993, 1992 and 1991 was $.458, $.443 and $.460 per
                 Mcf, respectively.

              Oil:
               Average sales price of oil produced during 1993, 1992 and
                 1991 was $16.18, $18.07 and $18.98 per barrel,
                 respectively.
               Average production cost (lifting cost) of oil during 1993,
                 1992 and 1991 was $4.30, $3.75 and $3.77 per barrel,
                 respectively.

                                                         Gas       Oil

              Total productive wells at December 31, 1993:
               Total gross productive wells             5,838      876
               Total net productive wells               4,301      535

              Total acreage at December 31, 1993:
               Total gross productive acres                725,000
               Total net productive acres                  596,000
               Total gross undeveloped acres             3,192,000
               Total net undeveloped acres               2,341,000

              Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:

                                                1993    1992     1991

              Exploratory wells:
               Productive                        12.0    11.6     12.4
               Dry                                6.7     6.3      8.6
              Development wells:
               Productive                       123.4   134.1    120.4
               Dry                               10.6    12.0     12.6

              As of December 31, 1993, the Company had 4 gross wells (2.16 net wells) in the process of being drilled.

          Item 3.  Legal Proceedings

              LIG is a party to certain claims involving its gas purchase contracts, including take-or-pay liabilities. As more fully described in Note L to the consolidated financial statements in
          Part II, the seller, and/or the previous owner of LIG, have provided indemnifications for the Company.

              There are no other material pending legal proceedings, other than those which are adequately covered by insurance, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject. The Company is claimant as a creditor in Columbia Gas Transmission Company's bankruptcy proceeding as described in Notes B and N to the consolidated financial statements in Part II.

          Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1993.


          Item 10.  Directors and Executive Officers of the Registrant

          (b)  Identification of executive officers



              Name and Age            Title          Business Experience

                                                    First elected to
                                                    present position
           Donald I. Moritz    Chairman and Chief   December 17, 1993;
           (66)                Executive Officer    President and Chief
                                                    Executive Officer
                                                    from August 1, 1978.

                                                    First elected to
                                                    present position
                                                    December 17, 1993;
                                                    Executive Vice
                                                    President and Chief
                                                    Operating Officer
           Frederick H.       President and         from June 1, 1992;
           Abrew (56)         Chief Operating
                              Officer               Executive Vice
                                                    President from
                                                    June 1, 1991;
                                                    Executive Vice
                                                    President - Utility
                                                    Services from June 1,
                                                    1988.

                                                    First elected to
                               Senior Vice          present position
           Jeremiah J. Ayres   President -          February 1, 1991;
           (61)                Environment and      Vice President -
                               Technology           Corporate Services
                                                    from March 26, 1987.


           Augustine A.        Senior Vice          First elected to
           Mazzei, Jr. (57)    President and        present position
                               General Counsel      June 1, 1988.

                                                    First elected to
           Robert E. Daley     Vice President and   present position
           (54)                Treasurer            May 22, 1986.

                                                    First elected to
                                                    present position
                                                    June 1, 1992;
                                                    President - Equitable
           Harry E. Gardner,   Vice President -     Resources Energy
           Jr. (56)            Energy Resources     Company since January
                                                    1, 1991; President
                                                    Equitable Resources
                                                    Exploration Division
                                                    from July 1, 1987.

           Joseph L. Giebel    Vice President -     First    elected    to
           (63)                Accounting and       present       position
                               Administration       February   1,    1991;
                                                    Vice    President    -
                                                    Accounting  from   May
                                                    1, 1981.

              Name and Age            Title          Business Experience

                                                    First elected to
                                                    present position
                                                    January 1, 1994; Vice
                                                    President - Utility
                                                    Services from June 1,
           John C. Gongas,     Vice President -     1992; President of
           Jr. (49)            Utility Group        Kentucky West
                                                    Virginia Gas Company
                                                    since April 20, 1992;
                                                    President of
                                                    Equitrans, Inc. from
                                                    February 26, 1988.

                               Vice President and   First elected to
           Audrey C. Moeller   Corporate            present position May
           (58)                Secretary            22, 1986.

                                                    First elected to
                                                    present position
                                                    January 1, 1994; Vice
                                                    President - Corporate
                                                    Development from
                                                    August 1, 1991;
                                                    Director - Special
                                                    Projects from October
           Richard Riazzi      Vice President -     1, 1990; President -
           (39)                Energy Group         Equitable Resources
                                                    Marketing Company
                                                    from February 27,
                                                    1989; Vice President
                                                    - Strategic Planning
                                                    for Equitable
                                                    Resources Energy
                                                    Company from July 1,
                                                    1987.


           Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified. Except as indicated, the officers listed above were elected on May 21, 1993.


                                       PART II


          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

              (a) The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal and the dividends declared and paid per share are summarized as follows:



                                        1993                          1992

                           High    Low      Dividend   High     Low       Dividend

          1st Quarter      41 1/2  33       $.270      27 3/4   23 1/2    $.257
          2nd Quarter      40 3/4  36 7/8    .270*     27 3/4   23 3/8     .257*
          3rd Quarter      44 1/4  35 1/4    .270      33       27 1/8     .257
          4th Quarter      42 3/4  35 1/4    .285      34 1/8   31         .270

          <F/N>

          * Actually declared near the end of the preceding quarter.

          <F/N>


              (b)As of December 31, 1993, there were 8,994 shareholders of record of the Company's common stock.

              (c)(1)The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $387,755,000 of the Company's consolidated retained earnings at December 31, 1993, was available for declarations or payments of dividends on, or purchases of its common stock.

              (c)(2)The Company anticipates dividends will continue to be paid on a regular quarterly basis.


          Item 6.  Selected Financial Data



                                1993         1992         1991         1990          1989
                                            (Thousands Except Per Share Amounts)


          Operating
          revenues           $1,094,794  $   812,374  $   679,631   $   659,216  $   511,540


          Net income            $73,455  $    60,026  $    64,168   $    58,949  $    50,874


          Earnings per share of
            common stock          $2.27        $1.92        $2.05         $1.88        $1.62


          Total assets*      $1,946,907   $1,468,424   $1,440,593    $1,229,154   $1,187,951

          Long-term debt       $378,845     $346,693     $346,818      $254,725     $256,665

          Cash dividends
            declared per share
            of common stock       $1.10        $1.04        $1.00          $.91         $.86


          <F/N>

            * Total assets at December 31, 1989 through 1992 were restated to reflect the adoption of
              Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

          </F/N>



          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          OVERVIEW

              Equitable's consolidated net income for 1993 of $73.5 million, or $2.27 per share, was the second highest in the Company's history. The 1993 results represent a 22 percent increase over 1992 net income of $60.0 million, or $1.92 per share, and a 14 percent increase over 1991 net income of $64.2 million, or $2.05 per share.

              Earnings for all three years include income from regulatory approvals for the recovery of higher wellhead prices for natural gas produced and sold in prior years as more fully described in Note B to the consolidated financial statements. The recovery increased income by approximately $4.7 million for both 1993 and 1992 and $14.9 million for 1991.

              The increase in net income for 1993 compared to 1992 is due primarily to increases in production and average wellhead prices for natural gas and increased margins from utility service operations. These increases were partially offset by a $5 million increase in 1993 federal income taxes as a result of a one percent increase in the federal corporate income tax rate as more fully described in Note C to the consolidated financial statements. The increase in net income for 1992 compared to 1991, excluding the effect of the direct billing settlements, is the result of increased sales of produced gas and oil, higher average wellhead prices for natural gas and increased retail gas sales reflecting colder weather in 1992.

          RESULTS OF OPERATIONS

              This discussion supplements the detailed financial information by business segment presented in Note K to the consolidated financial statements.

          ENERGY RESOURCES

              Operating revenues were $743.1 million in 1993 compared with $461.6 million in 1992 and $367.3 million in 1991. The increase in revenues between the periods is due primarily to increases in gas marketing activity, production and average wellhead prices for natural gasand increased production of natural gas liquids in 1993. The increase in marketed natural gas and production of natural gas liquids for 1993 is due primarily to the acquisition of Louisiana Intrastate Gas Company (LIG) on June 30, 1993 as more fully described in Note L to the consolidated financial statements. Increased production of natural gas and oil for 1992 compared to 1991 reflects the full-year impact of 1991 acquisitions.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)




          Energy Resources                     1993       1992       1991

          Operating Revenues (thousands):
            Natural Gas:
              Production  . . . . . . . .   $121,360  $  92,864   $  72,498
              Marketing . . . . . . . . .    505,830    269,182     185,901
              Oil . . . . . . . . . . . .     34,176     43,469      38,074
            Natural Gas Liquids . . . . .     47,121     21,256      23,573
            Direct Billing Settlements  .      7,815      7,815      24,960
            Other . . . . . . . . . . . .     26,762     27,056      22,291
                Total Revenues  . . . . .   $743,064   $461,642    $367,297

          Sales Quantities:
            Natural Gas (MMcf):
              Production  . . . . . . . .     53,550     48,243      40,022
              Marketing . . . . . . . . .    218,031    131,711     102,456
            Oil (MBls)  . . . . . . . . .      2,112      2,406       2,006
            Natural Gas Liquids
            (thousands of gallons)  . . .    162,191      64,938    64,200

              Gas purchased amounted to $533.7 million in 1993 compared with $277.0 million in 1992 and $193.1 million in 1991. The increased cost in 1993 reflects the increase in volume of marketed natural gas and requirements for the higher production level of natural gas liquids. The increase for 1992 is due to the increase in volume of marketed natural gas.

              Other operating expenses were $155.2 million in 1993, $143.4 million in 1992 and $127.6 million in 1991. Increases for the respective years are attributed to increased production expenses, depreciation and depletion related to the higher level of natural gas production and the consolidation of LIG in 1993.

              Operating income, excluding income from direct billing settlements, was $46.4 million in 1993 compared with $33.4 million in 1992 and $21.6 million in 1991. The increase in operating income for 1993 compared to 1992 reflects primarily the increase in average wellhead prices and production of natural gas. The increase for 1992 compared to 1991 is due mainly to increased production of natural gas and oil and higher average wellhead prices for gas.

              Energy resource operations accounted for more than half of consolidated net income in 1993. This was achieved through the combination of improved wellhead prices for natural gas and increased production realized from recent acquisitions as well as ongoing development activity. Average wellhead prices increased 18 percent in 1993 and reached a level that has not been experienced since 1988. Production was increased by 11 percent in 1993 and represents a 34 percent increase since 1991 when wellhead prices were at their lowest point in more than ten years.

              Appalachian gas reserves and acreage position remain a firm foundation for the segment's strategy of traditional development and expanding diversification into other areas. The recent acquisition of LIG has enhanced expansion of marketing activities in the Gulf coast area where the Company has been active in natural gas production. LIG will serve as the nucleus for development of a "market hub" with broad access in this area of major production activity as well as interconnections with major pipelines serving substantially all regions of the country.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

              In 1994, the segment's $90.5 million capital expenditure program includes $35.3 million for development of Appalachian holdings, $24.6 million for the Rocky Mountain area, $17.2 million for off-shore drilling in the Gulf of Mexico and $2.6 million for participation in exploration in South America. Bolstered by the frigid weather experienced in early 1994, the Company believes the market for natural gas will sustain recent price trends. Market and price trends will continue to be the principal factors for the economic justification of drilling investments under the 1994 program. In addition, $10.8 million in the 1994 capital program is earmarked for other projects, including further development of LIG. The Company is also proceeding with plans to fund and develop storage and interchange facilities which will interconnect with LIG and the Henry Hub. These facilities will establish the capability to provide services necessary for the creation of a separate market hub.

          UTILITY SERVICES

              Operating revenues, which are derived principally from the sale and transportation of natural gas, were $397.3 million in 1993 compared with $393.6 million in 1992 and $381.7 million in 1991. The increase in revenues for 1993 compared to 1992 is due to the full-year impact of a retail rate increase for Pennsylvania customers that went into effect in July of 1992, offset by lower retail rates to pass-through decreased purchased gas costs to customers. The increase in revenues for 1992 compared to 1991 is due primarily to increased retail gas sales resulting from colder weather which were offset somewhat by lower off-system sales and transportation.

          Utility Services                     1993       1992       1991

          Operating Revenues (thousands):
                                            $314,312   $305,310  $291,955
            Pipeline Gas Sales  . . . . .     12,257     24,186    24,071
            Transportation Service  . . .     44,760     48,732    48,829
            Storage Service . . . . . . .      6,927      5,553     5,935
            Marketed Gas Sales  . . . . .     10,200          -         -
            Other . . . . . . . . . . . .      8,841      9,847    10,865
              Total Revenues  . . . . . .   $397,297   $393,628  $381,655
          Sales Quantities (MMcf):
            Retail Gas Sales  . . . . . .     39,982     38,907    36,688
            Pipeline Gas Sales  . . . . .      2,814      5,779     5,823
            Transportation  . . . . . . .     66,272     71,166    70,897
            Marketed Gas  . . . . . . . .      4,052          -         -

            Heating Degree Days
            (Normal - 5,968)  . . . . . .      5,628      5,629      5,030


              Gas purchased amounted to $153.6 million in 1993, $170.6 million in 1992 and $163.4 million in 1991. The decrease in gas costs for 1993 reflects the pass-through of lower costs in rates to retail customers. The increase in 1992 is due primarily to the increase in retail sales volumes.

              Other operating expenses amounted to $167.4 million in 1993, $149.8 million in 1992 and $148.3 million in 1991. The increase in other operating expenses for 1993 reflects increased labor and employee benefits, increased depreciation, higher taxes other than income, and recording of a reserve for possible refund of interstate billings.


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

              Operating income was $76.3 million in 1993 compared with $73.2 million in 1992 and $70.0 million in 1991. The increase in operating income for 1993 compared to 1992 is due primarily to the full-year impact of the retail rate increase that went into effect in July 1992. The increase in operating income for 1992 compared to 1991 is attributed to higher retail sales.

              In May 1992, the Federal Energy Regulatory Commission (FERC) issued new regulations, in its Order 636, that significantly altered the manner in which natural gas is sold and transported in interstate commerce. The main feature of the new regulations requires pipelines to unbundle their services and rates by function and permit customers to select one or more of the services offered by the pipeline, i.e., transportation, storage, etc. Under the new structure, local distribution utilities, other marketers and end users will purchase their own gas supply and use pipeline services for handling and transporting the gas. The regulations require pipelines to establish new rates using a straight fixed variable design. Under this method, all fixed costs, including return on investment in facilities, are recovered through a fixed demand or capacity charge based on peak requirements reserved by customers. The vast majority of costs in pipeline rates are fixed costs. The remaining variable costs are recovered in commodity rates based on actual customer usage. The regulations also provide a rate mechanism for pipelines to recover prudently incurred transition costs as they move away from the merchant function.

              The Company's interstate pipelines, Kentucky West and Equitrans, have successfully implemented their Order 636 restructured tariffs effective July 1, 1993 and September 1, 1993, respectively. All restructuring issues have been resolved for Kentucky West. On September 2, 1993, Equitrans filed a new rate case to address operational and transitional cost recovery issues which were severed from its Order 636 compliance filing by the FERC. On September 30, 1993, the FERC issued an order accepting and suspending certain tariff provisions and rejecting other conditions. The major area of difference was the timing and method of recovering some $60 million of transition costs. While Equitrans continues to recover other costs in restructured rates, it has filed a request for rehearing with the FERC regarding the recovery of transition costs.

          CAPITAL RESOURCES AND LIQUIDITY

          Operating Activities

              Cash required for operations is impacted primarily by the seasonal nature of the Company's utility operations. Gas purchased for storage during the nonheating season is financed with short-term loans which are repaid as gas is withdrawn from storage and sold during the heating season. Short-term loans are also used to provide other working capital requirements during the nonheating season.

          Investing Activities

              The Company's business requires major ongoing expenditures for replacements, improvements and additions to utility plant and continuing development and expansion of its energy resources. Such expenditures during 1993 were $339.4 million including approximately $209 million for the purchase of LIG and Hershey Oil Corporation as described in Note L to the consolidated financial statements. A total of $151.2 million has been authorized for the 1994 capital expenditure program, including $90.5 million for energy resources.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

              Short-term loans are used as interim financing for a portion of capital expenditures. The Company expects to finance its 1994 capital expenditures with cash generated from operations and temporarily with short-term loans.

              Capital expenditures, including acquisitions, totaled about $865 million during the five- year period ended December 31, 1993, of which 45 percent was financed from operations.

          Financing Activities

              The Company believes it has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans ranged from 2.94 percent to 3.78 percent during 1993. At December 31, 1993, $189.9 million of commercial paper and $64.0 million of bank loans were outstanding at an average interest rate of 3.30 percent. Lines of credit currently available to the Company total $325 million which require commitment fees averaging one-tenth of one percent. Adequate lines of credit are expected to continue to be available in the future.

              On September 29, 1993, the Company issued 3 million shares of common stock at a price of $38.50 per share. Net proceeds of approximately $111.6 million, after underwriters' commissions and other issuance costs, were used to repay a portion of the short-term debt incurred to purchase the stock of LIG.

              The Company filed a shelf-registration in March 1992 to issue $100 million of medium-term notes to be used primarily to retire short-term loans incurred to finance a portion of acquisitions made in 1991. Given the advantage of short-term interest rates during 1992 and 1993, the Company issued only $24.5 million of the medium-term notes during 1992 and an additional $32 million during 1993. It is anticipated that the remaining $43.5 million of medium-term notes will be issued in the first half of 1994.

              As more fully described in Note H to the consolidated financial statements, the Company has redeemed $31.6 million of long-term debt during the past two years to further reduce interest costs. These redemptions were temporarily financed with short-term debt.

          Accounting Developments

              The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993 and elected to restate its financial statements as of January 1, 1988. The Company also adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEBS) effective January 1, 1993. The effect of adoption of SFAS No. 109 and SFAS No. 106 are more fully described in Notes C and E, respectively, to the consolidated financial statements.

              The effect of adoption of both standards on net income was the deferral of increased expenses related to rate regulated utility operations. At December 31, 1993, regulatory assets related to deferred income taxes under SFAS No. 109 and accounting for OPEBS under SFAS No. 106 were approximately $76.4 million and $2.9 million, respectively.


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Federal Income Tax Provisions

              In August 1993, the Omnibus Budget Reconciliation Act of 1993
          (OBRA) was signed into law. One of the provisions of OBRA was to raise the maximum corporate income tax rate from 34 percent to 35 percent. The effect of this tax rate change increased deferred tax liabilities by approximately $11 million and increased regulatory assets by approximately $6 million.

              Cash flow has been affected by the Alternative Minimum Tax
          (AMT) since 1988. Despite the availability of nonconventional fuels tax credit, the Company has incurred an AMT liability in each of the years 1988 through 1993. Although AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they reduce cash generated from operations. At December 31, 1993, the Company has available $69.3 million of AMT credit carryforwards. The collection of revenues from direct billing settlements described in Note B to the consolidated financial statements will improve cash flow with the utilization of carryover credits. Nevertheless, the impact of AMT on cash flow will continue to depend on the future levels of energy prices. AMT is not expected to affect the Company's ability to finance future capital requirements.

              Under current law, wells drilled after 1992 do not qualify for the nonconventional fuels tax credit. While production from qualified Energy Resources' wells drilled in the Appalachian area will generate tax credits through the year 2002, it is anticipated that the amount of such credits will decline after 1993 as the related reserves are depleted. The credits recorded in 1993, 1992 and 1991 reduced the Company's federal income tax provisions by $20.6 million, $14.1 million and $11.0 million, respectively.

          Environmental Matters

              Management does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations. The Company has identified situations that require remedial action for which $6.0 million is accrued at December 31, 1993. The portion of amounts expensed through 1993 that have been deferred and included in regulatory assets amounts to $3.1 million. Environmental matters are described in Note N to the consolidated financial statements.

          Balance Sheet Changes

              The increase in deferred purchased gas cost is due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas cost generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. Gas stored underground--current inventory increased because all inventory is valued at average cost. See Note A to the consolidated financial statements. The increases in accounts receivable, accounts payable and other current liabilities reflect mainly the consolidation of LIG and increased marketing activities.

          AUDIT COMMITTEE

              The Audit Committee, composed entirely of outside directors, meets periodically with the Company's independent auditors, its internal auditor and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.


          Item 8. Financial Statements and Supplementary Data


                                                                   Page
          Reference

          Report of Independent Auditors                            23

          Statements of Consolidated Income
            for each of the three years in
            the period ended December 31, 1993                      24

          Consolidated Balance Sheets
            December 31, 1993 and 1992                            25 & 26

          Statements of Consolidated Cash Flows
            for each of the three years in the
            period ended December 31, 1993                          27

          Statements of Common Stockholders'
            Equity for each of the three
            years in the period ended
            December 31, 1993                                       28

          Long-term Debt, December 31,
            1993 and 1992                                           29

          Notes to Consolidated Financial
            Statements                                            30 - 47

          <AUDIT-REPORT>

                            REPORT OF INDEPENDENT AUDITORS



          The Board of Directors and Stockholders
          Equitable Resources, Inc.

              We have audited the accompanying consolidated balance sheets and statements of long-term debt of Equitable Resources, Inc., and Subsidiaries at December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc., and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

              As described in Note C and Note E to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits in 1993.








                                                  s/ Ernst & Young
                                           -------------------------------
                                                     Ernst & Young





          Pittsburgh, Pennsylvania
          February 22, 1994

          </AUDIT-REPORT>



          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991






                                                 1993         1992           1991

                                                     (Thousands Except per
                                                         Share Amounts)


          Operating Revenues                   $1,094,794  $812,374       $679,631
          Cost of Gas Purchased                   644,157   407,055        290,614
            Net operating revenues                450,637   405,319        389,017

          Operating Expenses:
            Operation                             174,420   161,972        159,214
            Maintenance                            29,024    26,327         24,441
            Depreciation and depletion             76,894    65,940         54,593
            Taxes other than income                39,802    36,654         34,192
             Total operating expenses             320,140   290,893        272,440

          Operating Income                        130,497   114,426        116,577

          Other Income (Expense)                    1,706     1,781           (528)


          Interest Charges                         38,728    37,411         31,945

          Income Before Income Taxes               93,475    78,796         84,104

          Income Taxes                             20,020    18,770         19,936

          Net Income                          $    73,455 $  60,026       $ 64,168


          Average Common Shares Outstanding        32,359    31,342         31,253


          Earnings Per Share of Common Stock        $2.27     $1.92          $2.05



                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive


          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1993 AND 1992




                       ASSETS

                                                       1993         1992
                                                                  Restated

                                                           (Thousands)

          Property, Plant and Equipment
          (Successful Efforts Method):
            Energy resources                        $1,203,599 $   814,654
            Less accumulated
               depreciation and depletion              298,370     249,392

              Net energy resources                     905,229     565,262

             Utility services                          903,238     852,762
             Less accumulated
                 depreciation and depletion            260,043     242,810

              Net utility services                     643,195     609,952

                Net property, plant and equipment    1,548,424   1,175,214


          Current Assets:
             Cash and cash equivalents                  15,037      11,590
             Accounts receivable (less
              accumulated provision for
              doubtful accounts:  1993,
              $10,106; 1992, $9,503)                   171,626     121,568
             Unbilled revenues                          27,853      19,637
             Gas stored underground - current inventory 18,059      12,983
             Material and supplies                      12,261      10,311
             Deferred purchased gas cost                17,148       3,124
             Prepaid expenses and other                 23,977      21,704

              Total current assets                     285,961     200,917

          Other Assets:
             Regulatory assets                          87,024      68,367
             Other                                      25,498      23,926

              Total other assets                       112,522      92,293

                Total                               $1,946,907  $1,468,424



                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive


          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1993 AND 1992




                  CAPITALIZATION AND LIABILITIES

                                                        1993         1992
                                                                  Restated

                                                           (Thousands)

          Capitalization:
            Common stockholders' equity            $   728,030 $   577,557
            Long-term debt                             378,845     346,693

              Total capitalization                   1,106,875     924,250

          Current Liabilities:
            Long-term debt payable within one year       1,971      16,445
            Short-term loans                           253,900     114,000
            Accounts payable                           143,808      92,127
            Accrued taxes                               15,358      12,126
            Accrued interest                            12,338      11,609
            Refunds due customers                       14,206      11,669
            Customer credit balances                     7,578       7,900
            Other                                       14,794       4,753

              Total current liabilities                463,953     270,629

          Deferred and Other Credits:
            Deferred income taxes                      331,140     242,305
            Deferred investment tax credits             23,178      24,551
            Other                                       21,761       6,689

              Total deferred and other credits         376,079     273,545

          Commitments and Contingencies                      -
                                                                         -

                Total                               $1,946,907  $1,468,424



                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive







        EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

        STATEMENTS OF CONSOLIDATED CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                     1993       1992          1991
                                                            (Thousands)

        Cash Flows from Operating Activities:
         Net income                              $   73,455   $  60,026    $   64,168



         Adjustments to reconcile
         net income to net cash
         provided by operating activities:
           Depreciation and depletion                76,894      65,940        54,593
           Deferred income taxes                        756      (2,015)        3,974
           Other - net                                1,319       1,435         1,788
           Changes in other assets and liabilities:
             Accounts receivable and unbilled revenues
                                                    (22,352)     (8,035)      (10,683)
             Gas stored underground                  (5,076)      3,990        (8,877)
             Material and supplies                     (709)       (724)        1,976
             Deferred purchased gas cost            (14,024)      4,915        (2,871)
             Regulatory assets                      (18,657)     (2,870)      (13,269)
             Accounts payable                        18,747       2,821        13,568
             Accrued taxes                            1,024       1,018           539
             Refunds due customers                    2,537       4,050          (540)
             Other - net                             (4,588)      3,965         8,725


              Total adjustments                      35,871      74,490        48,923

                Net cash provided by
                operating activities                109,326     134,516       113,091
        Cash Flows from Investing Activities:
           Capital expenditures:
             Energy resources
               (including acquisitions)            (296,245)    (52,923)     (189,472)
             Utility services                       (43,166)    (46,666)      (45,717)
           Proceeds from sale of property             1,270       6,872           910

                Net cash used in
                  investing activities             (338,141)    (92,717)     (234,279)

        Cash Flows from Financing Activities:
           Issuance of common stock                 112,412       1,427         2,959
           Purchase of treasury stock                   (28)       (226)       (6,018)
           Dividends paid                           (35,279)    (32,595)      (31,254)
           Proceeds from issuance of long-term debt  31,702      24,359        98,995
           Repayments and retirements of long-term debt
                                                    (16,445)    (15,995)         (922)
           Increase (decrease) in short-term loans  139,900     (15,500)       47,500

                Net cash provided (used)
                by financing activities             232,262     (38,530)      111,260


        Net Increase (Decrease) in
        Cash and Cash Equivalents                     3,447       3,269       (9,928)

        Cash and Cash Equivalents at
         Beginning of Year                           11,590       8,321       18,249


        Cash and Cash Equivalents at End of Year $   15,037   $  11,590    $   8,321



                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive

        Cash Paid During the Year for:
            Interest (net of amount capitalized) $   34,592    $  31,304   $  24,605


            Income taxes                         $   27,547    $  17,587   $  20,793




                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive







        EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

        STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                            Common Stock(a)                 Foreign          Common
                                       Shares       No         Retained     Currency         Stockholders'
                                       Outstanding  Par Value  Earnings     Translation      Equity

                                                                  (Thousands)


        Balance, January 1, 1991       31,300       $ 94,701   $433,801     $     -          $528,502
         Cumulative effect of change in
           accounting for income taxes                          (11,889)

        Balance, January 1, 1991 as
        restated                       31,300         94,701    421,912                       516,613
         Net income for the year 1991                            64,168
         Dividends ($1.00 per share)                            (31,254)
         Stock issued:
           Conversion of 9 1/2%
             debentures                    97          1,084
           Restricted stock
             option plan                  167          4,073
         Treasury stock                  (253)        (6,018)

        Balance, December 31, 1991 (b) 31,311         93,840    454,826                       548,666
         Net income for the year 1992                            60,026
         Dividends ($1.04 per share)                            (32,595)
         Stock issued:
           Conversion of 9 1/2%
             debentures                    23            259
           Restricted stock
             option plan                   60          1,427
         Treasury stock                    (8)          (226)

        Balance, December 31, 1992 (b) 31,386         95,300    482,257                       577,557
         Net income for the year 1993                            73,455
         Dividends ($1.10 per share)                            (35,279)
         Foreign currency translation for the year 1993                                          (581)
         Stock issued:
           New stock issuance           3,000        111,570
           Conversion of
             9 1/2% debentures             51            564
           Restricted stock
             option plan                   29            850
           Cash paid in lieu
             of fractional shares                        (78)
         Treasury stock                    (1)           (28)

        Balance, December 31, 1993
         (b)(c)(d)                     34,465       $208,178   $520,433     $(581)           $728,030


        <F/N>

        (a)  Shares authorized:  Common - 80,000,000 shares, Preferred - 3,000,000 shares.

        (b)  Net of treasury stock: 1993 - 622,000 shares ($14,623,000); 1992 - 621,000 shares ($14,595,000);
             1991 - 613,000 shares ($14,368,000).

        (c)  A total of 1,154,000 shares of authorized but unissued common stock was reserved for the conversion of the 9 1/2% convertible subordinated debentures, for issuance under the key employee restricted stock option and stock appreciation rights incentive compensation plan and for issuance under the company's dividend reinvestment and stock purchase plan.

        (d)  Retained earnings of $387,755,000 is available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.

        <F/N>



                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive






        EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

        LONG-TERM DEBT
        DECEMBER 31, 1993 AND 1992



                                                  Annual Debt    Maturities After
                                                   Maturities        One Year

                                                 1993    1992     1993     1992


                                                          (Thousands)

        First mortgage bonds, series due
         June 15, 1997, 8%                     $    -  $16,445  $     -  $     -
        8 1/4% Debentures, due July 1, 1996 (a)
                                                    -        -   75,000   75,000
        7 1/2% Debentures, due July 1, 1999
         ($75,000 principal amount, net of
         unamortized original issue discount)(a)    -        -   69,684   68,968

        9 1/2% Convertible subordinated
         debentures, due January 15, 2006           -        -    2,661    3,225
        9.9% Debentures, due April 15, 2013 (b)     -        -   75,000   75,000

        Medium-term notes:
         7.2% to 9.0% Series A,
          due 1998 thru 2021                         -       -  100,000  100,000
         5.1% to 7.4% Series B,
          due 1995 thru 2023                         -       -   56,500   24,500
        Other                                    1,971       -        -        -

          Total                                 $1,971 $16,445 $378,845 $346,693

        <F/N>

        (a)  Not redeemable prior to maturity.
        (b)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.

        </F/N>


                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive




                    See notes to consolidated financial statements
                              Pages 30 to 47, inclusive


          A.  Summary of Significant Accounting Policies

              (1)PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Equitable Resources, Inc. and Subsidiaries (the "Company" or "Companies"). All subsidiaries are 100% owned.

              (2)PROPERTIES, DEPRECIATION AND DEPLETION: The cost of property additions, replacements and improvements capitalized includes labor, material and overhead. The cost of property retired, plus removal costs less salvage, is charged to accumulated depreciation.

              Depreciation for financial reporting purposes is provided on the straight-line method at composite rates based on estimated service lives, except for most gas and oil production properties as explained below. Depreciation rates are based on periodic studies.

              The Company uses the successful efforts method of accounting for exploration and production activities. Under this method, the cost of productive wells and development dry holes, as well as productive acreage, are capitalized and depleted on the unit-of-production method. Capitalized acquisition costs of unproved properties are periodically assessed for impairment of value, and any loss is recognized at the time of impairment.

              (3)ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION:  The
          Federal Energy Regulatory Commission (FERC) prescribes a formula to be used for computing overhead allowances for funds used during construction (AFC). AFC applicable to equity funds capitalized is included in other income and amounted to $1,022,000 in 1993, $1,297,000 in 1992 and $914,000 in 1991. AFC
          applicable to borrowed funds, as well as other interest capitalized for the nonregulated companies, is applied as a reduction of interest charges and amounted to $1,841,000 in 1993, $1,267,000 in 1992 and $1,263,000 in 1991

              (4)INVENTORIES: Inventories are stated at cost which is below market. Gas stored underground--current inventory at December 31, 1993 of $18,059,000 is stated at cost under the average cost method. The December 31, 1992 balance includes $5,918,000, which is stated at cost under the last-in, first-out method (LIFO). As a result of FERC Order 636, certain gas stored underground has been transferred, at book value (LIFO), to property, plant and equipment. This gas represents cushion gas for the regulated interstate pipeline operations, a portion of which will be necessary to compensate for gas imbalances until replaced in-kind by customers. Material and supplies are stated generally at average cost.

              (5)INCOME TAXES: The Companies file a consolidated federal income tax return. The current provision for income taxes represents amounts paid or payable. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Where deferred tax liabilities will be passed through to customers in regulated rates, the Company establishes a corresponding regulatory asset for the increase in future revenues that will result when the temporary differences reverse.

              Investment tax credits realized in prior years were deferred and are being amortized over the estimated service lives of the related properties where required by ratemaking rules.

          A.  Summary of Significant Accounting Policies (Continued)

              (6)DEFERRED PURCHASED GAS COST: Where permitted by regulatory authorities under purchased gas adjustment clauses or similar tariff provisions, the Companies defer the difference between purchased gas cost, less refunds, and the billing of such cost and amortize the deferral over subsequent periods in which billings either recover or repay such amounts.

              (7)REGULATORY ASSETS: Certain costs, which will be passed through to customers under ratemaking rules for regulated operations, are deferred by the Company as regulatory assets. The amounts deferred relate primarily to the accounting for income taxes.

              (8)CASH FLOWS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              (9)RECLASSIFICATION: Certain amounts contained in prior year comparative information have been reclassified to conform with the 1993 presentation.

          B.  Direct Billing Settlements

              In 1990, a subsidiary, Kentucky West Virginia Gas Company, received FERC approval of settlement agreements with all customers, except Columbia Gas Transmission Company, for the direct billing to recover the higher Natural Gas Policy Act
          (NGPA) prices which the FERC had denied on natural gas produced from energy resource properties between 1978 and 1983. The settlements were individually negotiated and contain differing terms providing for the collection of $100.3 million over periods ranging from four to ten years. The recovery of $85 million of the $89 million settlement with the Equitable Gas division was subject to Pennsylvania Public Utility Commission (PUC) review as described below. The agreements that were fully approved were recorded at present value using a discount rate of 9%.

              In 1991, the Equitable Gas division received PUC approval to recover $25 million of increased gas costs relating to the FERC settlement, including $4.9 million of additional carrying charges. The PUC also approved the recovery of $7.8 million relating to the settlement in each of the years 1993 and 1992. The amounts approved increased net income reported for the third quarter of 1993 and 1992 by $4.7 million and $14.9 million for the third quarter of 1991. Approximately $49 million from the settlement remains to be recovered in future gas cost filings with the PUC over the next seven years.

              A final settlement proposal negotiated with Columbia for the recovery of $19 million was approved by the FERC in February 1993. The settlement agreement has been accepted in Columbia's bankruptcy proceeding. However, in view of Columbia's pending reorganization under Chapter 11 of the Bankruptcy Code, the amount of recovery from Columbia remains uncertain and therefore has not been recognized.

          C.  Income Taxes

              The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993 and elected to restate prior period financial statements for the effect of the change. As of January 1, 1988, retained earnings was reduced by approximately $12 million; periodic net income since that date was not restated because the effect of the change in accounting on all periods reported was not material. Application of the new rules increased deferred income tax liabilities at January 1, 1992 by approximately $77 million and created regulatory assets of approximately $65 million.

              The sources and tax effects of the temporary differences are as follows:

                                                          December 31,
                                                      1993          1992
                                                          (Thousands)
              Deferred tax liabilities (assets):
                Exploration and development costs
                 expensed for income tax reporting
                                                    $138,089     $124,254
                Tax depreciation in excess of
                 book depreciation    . . . . . .    250,032      141,183
                Regulatory temporary differences      36,841       28,710
                Deferred purchased gas cost . . .      8,413        2,423
                Alternative minimum tax . . . . .    (69,333)     (48,920)
                Investment tax credit . . . . . .    (10,340)     (10,121)
                Other . . . . . . . . . . . . . .    (21,829)       4,958
                 Total (including amounts classified
                   as current liabilities of $733
                   for 1993 and $182 for 1992)  .   $331,873     $242,487

              As of December 31, 1993 and 1992, $76.4 million and $68.4 million, respectively, of the net deferred tax liabilities are related to rate regulated operations and have been deferred as regulatory assets.

              Income tax expense is summarized as follows:


                                             Years Ended December 31,
                                             1993      1992      1991

                                                   (Thousands)
              Current:
                Federal . . . . . . . .
                                          $15,577   $13,540    $11,770
                State . . . . . . . . .     3,687     7,245      4,192

              Deferred:
                Federal . . . . . . . .    (2,758)   (4,547)     1,254
                State . . . . . . . . .     3,514     2,532      2,720

                 Total  . . . . . . . .   $20,020   $18,770    $19,936


          C.  Income Taxes (Continued)

              Provisions for income taxes are less than amounts computed at the federal statutory rate of 35% for 1993 and 34% for 1992 and 1991 on pretax income. The reasons for the difference are summarized as follows:

                                             Years Ended December 31,
                                              1993      1992      1991
                                                     (Thousands)

              Tax at statutory rate   .
                                          $ 32,716   $ 26,791    $28,595
              State income taxes  . . .      4,332      6,453      4,562

              Increase in federal
                income tax rate . . . .      5,070         -          -

              Nonconventional fuels tax
                credit  . . . . . . . .    (20,600)  (14,051)   (10,998)
              Other   . . . . . . . . .     (1,498)     (423)    (2,223)
                Income tax expense  . .   $ 20,020  $ 18,770   $ 19,936
              Effective tax rate  . . .       21.4%     23.8%     23.7%

              In August 1993, the Omnibus Budget Reconciliation Act of
          1993 (Act) was signed into law. One of the provisions of the Act was to raise the maximum corporate income tax rate from 34% to 35%. The effect of this tax rate change increased deferred tax liabilities by approximately $11 million and increased regulatory assets by approximately $6 million.

              The consolidated federal income tax liability of the Companies has been settled through 1990.

              The Company has available $69.3 million of alternative minimum tax credit carryforward which has no expiration date. In addition, the Company has net operating loss carryforwards for federal income tax purposes of $13.8 million which begin to expire in 2006. The net operating loss carryforwards are the result of the acquisition of Louisiana Intrastate Gas Company as described in Note L.

              Amortization of deferred investment tax credits amounted to $1,373,000 for 1993, $1,138,000 for 1992 and $850,000 for 1991.

          D.  Employee Pension Benefits

              The Companies have several trusteed retirement plans covering substantially all employees. The Companies' annual contributions to the plans are based on a 25-year funding level. Plans covering union members generally provide benefits of stated amounts for each year of service. Plans covering salaried employees use a benefit formula which is based upon employee compensation and years of service to determine benefits to be provided. Plan assets consist principally of equity and debt securities.

          D.  Employee Pension Benefits (Continued)

              The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:


                                                          December 31,
                                                        1993       1992
                                                          (Thousands)

              Actuarial present value
              of benefit obligations:
                Vested benefit obligation             $132,402   $112,372
                Accumulated benefit obligation        $135,809   $115,192
              Market value of plan assets             $159,433   $149,351
                 Projected benefit obligation          148,265    124,100
                 Excess of plan assets over projected
                   benefit obligation                   11,168     25,251

                 Unrecognized net asset                 (3,237)    (3,664)

                 Unrecognized net gain                 (16,732)   (27,305)

                 Unrecognized prior service cost        10,403      8,246

                 Prepaid pension cost recognized in
                   the consolidated balance sheets    $  1,602    $ 2,528

                 At year-end the discount rate used in determining the actuarial present value of benefit obligations was 7 1/4% for 1993, 8 1/4% for 1992 and 8 1/2% for 1991. The assumed rate of increase in compensation levels was 4 1/2% for 1993 and 5% for 1992 and 1991.

                 The Companies' pension cost, using a 9% average rate of return on plan assets at the beginning of 1993 and 1992 and 8 1/2% for 1991, comprised the following:


                                               Years Ended December 31,
                                               1993      1992      1991
                                                      (Thousands)

              Service cost benefits earned
                during the period           $  2,806   $  2,345   $  2,726

              Interest cost on projected
                benefit obligation            10,472      9,917     10,305

              Actual return on assets        (17,224)   (18,214)   (27,681)

              Net amortization and deferral    5,486      7,069     16,946

                Net periodic pension cost   $  1,540   $  1,117   $  2,296

          E.  Other Postretirement Benefits

              In addition to providing pension benefits, the Companies provide certain health care and life insurance benefits for retired employees and their dependents. Substantially all employees are eligible for these benefits upon retirement from the Companies.

          E.  Other Postretirement Benefits (Continued)

              SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (OPEBS) requires, among other things, the accrual of retirement health care and life insurance benefits during the years an employee provides services. The new standard requires that the accumulated plan benefit obligation existing at the date of adoption (transition obligation) either be recognized immediately or deferred and amortized over future periods.

              Historically, the Company recognized the cost of retiree health care and life insurance benefits as paid and has retained the right to modify or discontinue these benefits at any time. However, the Company was required to adopt the new standard effective January 1, 1993 and will amortize the resulting transition obligation over 20 years. In determining the accumulated postretirement benefit obligation at January 1, 1993, the Company used an inflation factor for medical costs beginning at 13% per year, which decreases gradually thereafter to 6% within 15 years and a discount rate of 8 1/4%. At December 31, 1993, the beginning inflation factor was 11% decreasing gradually to 4 3/4% within 17 years and the discount rate was 7 1/4%. The following summarizes the status of the Company's accrued OPEBS:


                                                 December 31,     January 1,
                                                    1993             1993
                                                          (Thousands)

              Accumulated postretirement
              benefit obligation:
                Retired employees                $ 23,078          $ 24,971
                Active employees:                   8,942             7,361
                 Fully eligible
                 Other                             16,741            13,780

                   Total obligation                48,761            46,112

              Unrecognized net gain                    40                -0-
              Unrecognized transition
                obligation                        (43,806)          (46,112)

                     Accrued postretirement
                     benefit cost               $   4,995           $    -0-


              The net periodic cost for postretirement health care and life insurance benefits for 1993 includes the following:

                                                                   1993
                                                                (Thousands)

              Service cost  . . . . . . . . . . . . . . . . .     $1,065
              Interest cost   . . . . . . . . . . . . . . . .      3,936
              Amortization of transition obligation   . . . .      2,306
                Periodic cost . . . . . . . . . . . . . . . .     $7,307

          E.  Other Postretirement Benefits (Continued)

              As of December 31, 1993, $2.9 million of the accrued OPEBS related to rate regulated operations have been deferred as regulatory assets. Rate filings will be made to seek full recovery of the costs accrued under SFAS No. 106 over periods of up to 20 years.

              An increase of one percent in the assumed medical cost inflation rate would increase the accumulated postretirement benefit obligation by 8% and would increase the periodic cost by 10%.

              The Company paid current claims for OPEBS of $3,421,000 in 1993. The cost of OPEBS for 1992 and 1991 was recognized as paid and amounted to $2,919,000 and $3,537,000, respectively.

          F.  Common Stock

              (1)  Common Stock Issuance

              On September 29, 1993, the Company issued 3 million shares of common stock at a price of $38.50 per share. Net proceeds after underwriters' commissions and other issuance costs were approximately $111.6 million. The proceeds were used to repay a portion of the short-term debt incurred to purchase the stock of Louisiana Intrastate Gas Company as described in Note L.

              (2)  Restricted Stock Options and Awards

              The Equitable Resources, Inc., Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan is nonqualified and provides for the granting of restricted stock awards or options to purchase common stock of the Company at prices ranging from 75% to 100% of market value on the date of grant. Stock options may be granted with or without stock appreciation units. Options expire five years from the date of grant. Stock awarded under the Plan or purchased through the exercise of options, and the value of certain stock appreciation units, are restricted and subject to risk of forfeiture should an optionee terminate employment prior to specified vesting dates. In 1991, restricted stock awards of 41,625 shares were made to key employees. The Company used treasury shares repurchased from plan participants for these awards.

          F.  Common Stock (Continued)

              The following schedule summarizes the stock option activity:


                                                   Years Ended December 31,
                                                    1993     1992      1991

              Options outstanding January 1      139,725   228,787   286,820
              Granted                            148,543        -     99,000
              Exercised                          (33,325)  (89,062) (152,158)
              Canceled, forfeited, surrendered
                or expired                        (1,875)        -    (4,875)

              Options outstanding December 31    253,068   139,725   228,787

              Average price of options
                                                  $18.97    $17.07    $15.14

              At December 31:
                Prices of options outstanding     $17.50    $15.20    $15.20
                                                    to         to         to
                                                  $36.50    $20.13    $21.59
                Average option price
                                                  $29.69    $19.76    $18.71

                Shares reserved for issuance     671,349   705,209   794,558


              (3)Dividend Reinvestment and Stock Purchase Plan

              Pursuant to this plan, stockholders can reinvest dividends and make limited additional investments in shares of common stock. Shares issued through the plan have been acquired on the open market. Beginning in 1994, shares issued through the plan may continue to be acquired on the open market or by issuance of previously unissued shares. At December 31, 1993, 241,314 shares of common stock were reserved for issuance under the plan.

          G.  Short-Term Loans

              Maximum lines of credit available to the Company were $360,000,000 during 1993, $140,000,000 during 1992 and $180,000,000 during 1991. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent are paid to maintain credit availability.


          G.  Short-Term Loans (Continued)

              At December 31, 1993, short-term loans consisted of $189,900,000 of commercial paper and $64,000,000 of bank loans; and at December 31, 1992, $79,000,000 and $35,000,000, respectively. The maximum amounts of outstanding short-term loans were $339,000,000 in 1993, $130,500,000 in 1992 and $153,000,000 in 1991. The average daily total of short-term loans outstanding was approximately $174,900,000 during 1993, $107,389,000 during 1992 and $61,535,000 during 1991;
          weighted average annual interest rates applicable thereto were 3.3% in 1993, 3.8% in 1992 and 5.9% in 1991.

          H.  Long-Term Debt

              The Company filed a shelf registration in March 1992 to issue $100 million of Medium-Term Notes--Series B to be used primarily to retire short-term loans incurred to temporarily finance a portion of 1991 acquisitions. Through December 31, 1993, the Company issued $56.5 million of Medium-Term Notes. These notes have maturity dates ranging from three to thirty years and a weighted average interest rate of 6.30%. Considering the advantage of lower short-term interest rates, the Company has delayed issuance of the remaining notes.

              On March 31, 1993, the Company redeemed $16.4 million of First Mortgage Bonds, 8% series due June 15, 1997. The bonds were redeemed at 101.05 percent of the principal amount thereof, plus accrued interest through the date of redemption. On August 3, 1992, the Company redeemed $8.6 million of 9% Debentures due June 15, 1996. The debentures were redeemed at 100.79 percent of the principal amount thereof, plus accrued interest through the date of redemption. On March 2, 1992, the Company redeemed $6.6 million of First Mortgage Bonds, 6 1/4% series due September 1, 1992.

              The 9 1/2% Convertible Subordinated Debentures are convertible at any time into common stock at a conversion price of $11.06 per share. During 1993, 1992 and 1991, $564,000, $259,000 and $1,084,000 of
          these debentures were converted into 50,983, 23,399 and 97,983 shares of common stock, respectively. At December 31, 1993, 240,918 shares of common stock were reserved for conversions.

              Interest expense on long-term debt amounted to $33,161,000 in 1993, $31,899,000 in 1992 and $25,318,000 in 1991. Aggregate
          maturities of long-term debt will be $1,971,000 in 1994, $24,500,000 in 1995, $75,000,000 in 1996, none in 1997 and $5,000,000 in 1998.

          I.  Fair Value of Financial Instruments

              The carrying value of cash and cash equivalents as well as short-term loans approximates fair value due to the short maturity of the instruments.

          I.  Fair Value of Financial Instruments (Continued)

              The estimated fair value of long-term debt, including the portion due within one year, at December 31, 1993 and 1992 would be $433,048,000 and $388,642,000, respectively. The fair value was estimated based on the quoted market prices as well as the discounted values using a current discount rate reflective of the remaining maturity. The Company's 8 1/4% Debentures and 7 1/2% Debentures may not be redeemed prior to maturity. The 9.9% Debentures require payment of premiums for early redemption, exclusive of annual sinking fund requirements.

          J.  Concentrations of Credit Risk

              Energy resources operating revenues and related accounts receivable are generated primarily from gas marketing activities, the sale of produced natural gas, natural gas liquids and oil and intrastate transportation of gas. The gas marketing activities are nationwide to large volume customers for resale or end use. Produced natural gas is sold primarily to utility and industrial customers located mainly in the Appalachian area. Produced natural gas liquids are sold to refinery customers in Louisiana and Kentucky. Produced oil is sold to refinery customers in the Rocky Mountain and Appalachian areas. The intrastate gas transportation is concentrated in Louisiana.

              Utility services operating revenues and related accounts receivable are generated through regulated interstate pipeline and natural gas utility sales, transportation and storage services. Interstate natural gas sales, transportation and storage services are to the affiliated utility, Equitable Gas, as well as other utility and end-user customers located in nine mid-Atlantic and northeastern states. Utility sales and transportation services are provided to more than 265,000 residential, commercial and industrial customers located in southwest Pennsylvania and parts of West Virginia and Kentucky. Under state regulations, the utility is required to provide continuous gas service to residential customers during the winter heating season. In this regard, the Company continually reviews the credit worthiness of customers and, when necessary, requests deposits to secure future service.

              The Company is not aware of any significant credit risks which have not been recognized in provisions for doubtful accounts.

          K.  Financial Information by Business Segment

              The Company reports its operations in two business segments energy resources and utility services. Energy resource activities comprise exploration, development, production, gathering and marketing of natural gas and oil, intrastate transportation of natural gas, extraction and sale of natural gas liquids and contract drilling. Utility service activities comprise primarily a natural gas utility and three regulated gas pipelines.

          K.  Financial Information by Business Segment (Continued)

              The following table sets forth financial information for each of the two business segments:

                                                   Years Ended December 31,
                                                 1993        1992       1991
                                                         (Thousands)
          Operating Revenues:
           Energy Resources                $  743,064  $  461,642 $  367,297
           Utility Services                   397,297     393,628    381,655
           Sales between segments             (45,567)    (42,896)   (69,321)

             Total                         $1,094,794  $  812,374 $  679,631

          Operating Income:
           Energy Resources                $   54,153  $   41,198 $   46,605
           Utility Services                    76,344      73,228     69,972

             Total                         $  130,497  $  114,426 $  116,577

          Net Income:
           Energy Resources                $   38,000  $   29,502 $   31,929
           Utility Services                    35,455      30,524     32,239

             Total                         $   73,455  $   60,026 $   64,168

          Identifiable Assets (a):
           Energy Resources                $1,085,407  $  696,801 $  695,907
           Utility Services                   906,920     822,064    801,209
           Eliminations                       (45,420)    (50,441)   (56,523)

             Total                         $1,946,907  $1,468,424 $1,440,593

          Depreciation and Depletion:
           Energy Resources                $   53,423  $   45,638 $   36,002
           Utility Services                    23,471      20,302     18,591

             Total                         $   76,894  $   65,940 $   54,593

          Capital Expenditures:
           Energy Resources
           (including acquisitions)        $  296,245  $   52,923 $  189,472
           Utility Services                    43,166      46,666     45,717

             Total                         $  339,411  $   99,589 $  235,189



          (a) Amounts for 1992 and 1991 have been restated for the effect of adoption of SFAS No. 109 as described in Note C.

          L.  Acquisitions

              On June 30, 1993, the Company purchased the outstanding common stock of Louisiana Intrastate Gas Company (LIG) for $191 million. LIG owns a 1,900 mile intrastate pipeline system in Louisiana, four natural gas processing plants and is also engaged in gas marketing. The purchase was funded initially with short-term debt, a portion of which was repaid with the proceeds from the issuance of common stock as described in Note F to the consolidated financial statements.
          Under terms of the purchase agreement, the seller, and/or the previous owner of LIG, have indemnified the Company against losses resulting from claims of liability under gas purchase contracts and substantially all environmental liabilities attributable to operation of LIG prior to June 30, 1993.

              On July 8, 1993, the Company purchased all of the outstanding stock of Hershey Oil Corporation (Hershey) for approximately $18 million. Hershey's assets consist primarily of approximately 68 billion cubic feet of proved natural gas reserves and 17,000 net undeveloped acres in Alberta, Canada.

              The acquisitions were accounted for under the purchase method and are included in the energy resource segment. Had the purchases occurred as of the beginning of 1993 and 1992, unaudited proforma consolidated results for the Company would have been: revenues of $1.119 billion and $872 million; net income of $74.0 million and $68.6 million; and earnings per share of $2.29 and $2.19 for the years ended December 31, 1993 and 1992, respectively.

          M.  Purchase of Properties

              On September 30, 1991, the Company purchased oil and gas properties in the Rocky Mountain area for approximately $64 million. The purchase, which was effective July 1, 1991, includes interests in approximately 400 wells and 438,000 net acres situated primarily in Wyoming, Montana, North Dakota and Utah. On November 25, 1991, the Company purchased gas properties and drilling programs in the Appalachian Basin for approximately $75 million. The purchase, which was effective September 1, 1991, includes properties located in western Virginia consisting of approximately 200 producing wells, 218,000 net acres and 205 miles of gathering and transmission lines which are connected to a major interstate pipeline. In both cases, the entire purchase price was attributed to the properties.

          N.  Commitments and Contingencies

              Rent expense was $9,834,000 in 1993, $9,333,000 in 1992 and
          $8,353,000 in 1991. Long-term leases are principally for division operating headquarters and warehouse buildings and computer hardware and have renewal options ranging to 20 years from December 31, 1993. Future minimum rentals for all noncancelable long-term leases at December 31, 1993 are as follows: 1994, $5,448,000; 1995, $4,605,000;
          1996, $3,622,000; 1997, $3,137,000; 1998, $2,803,000 and $15,424,000
          thereafter for a total of $35,039,000.

              Utility Services has annual commitments of approximately $43 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 9 years at December 31, 1993. However, substantially all of these costs are recoverable in customer rates.

              The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and may in certain instances result in assessment of fines. The Company has established procedures for on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures.

              On-going expenditures for compliance with environmental laws and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either their nature or amount in the future.

              The estimated costs associated with identified situations that require remedial action are accrued. However, certain of these costs are deferred when recoverable by claims against third parties or through regulated rates. Management does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations.

              As described in Note B, the Company has a claim in Columbia Gas Transmission Company's bankruptcy proceeding related to the direct billing settlements. In addition, the Company has various claims against Columbia for abrogation of contracts to purchase gas from the Company. The amount that may be realized, if any, under the claims cannot be estimated in view of Columbia's bankruptcy proceeding.


          O.  Interim Financial Information (Unaudited)

              The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's business and the activities of new subsidiaries from the date of acquisition as described in Note L.

                                      March    June    September  December
                                       31       30        30        31
                                     (Thousands except per share amounts)

                1993

          Operating revenues        $269,819 $207,782   $272,745  $344,448
          Operating income            55,349   13,978     24,787    36,383
          Net income                  30,795    8,831      8,612    25,217
          Earnings per share            $.98     $.28       $.27      $.73

                1992

          Operating revenues        $245,208 $161,352   $144,429  $261,385
          Operating income            50,351    8,678     14,358    41,039
          Net income                  26,105    3,626      7,161    23,134
          Earnings per share            $.83     $.12       $.23      $.74

          P.  Natural Gas and Oil Producing Activities

              The supplementary information summarized below presents the results of natural gas and oil activities for the Energy Resource segment in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

              The information presented excludes data associated with natural gas reserves related to rate regulated operations. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

          P.  Natural Gas and Oil Producing Activities (Continued)

              (1)Production Costs

              The following table presents the costs incurred relating to natural gas and oil production activities:

                                             1993      1992      1991
                                                   (Thousands)
              At December 31:
                Capitalized costs . . .   $836,638  $748,325  $718,140

                Accumulated depreciation
                 and depletion  . . . .    256,508   216,005   187,321

              Net capitalized costs   .   $580,130  $532,320  $530,819

              Costs incurred :
                Property acquisition:
                 Proved properties  . .    $29,345  $    663  $119,308

                 Unproved properties  .          -         -    20,806
                Exploration . . . . . .     13,928    13,166    22,924
                Development . . . . . .     62,336    46,321    37,498


              (2)  Results of Operations for Producing Activities

              The following table presents the results of operations related to natural gas and oil production:

                                             1993      1992      1991

                                                   (Thousands)

              Revenues:
                Affiliated  . . . . . .   $ 15,467  $   8,964   $ 16,407
                Nonaffiliated   . . . .    140,380    127,369     94,165

              Production costs  . . . .     33,620     30,385     25,971

              Exploration expenses  . .     13,559     16,439     17,144

              Depreciation and depletion    43,841     40,744     31,863

              Income tax expense  . . .     5,039       5,221      2,748

              Results of operations from
                producing activities
                (excluding corporate
                overhead) . . . . . . .   $ 59,788   $ 43,544   $ 32,846

          P.  Natural Gas and Oil Producing Activities (Continued)

              (3)  Reserve Information (Unaudited)

              The information presented below represents estimates of proved gas and oil reserves prepared by Company engineers. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. Substantially all reserves are located in the United States.

          Natural Gas                        1993       1992       1991
                                                   (Millions of Cubic Feet)

          Proved developed and
          undeveloped reserves:
            Beginning of year              720,032     695,898     620,755
            Revision of previous
              estimates                      9,399      25,736      (2,959)
            Purchase of natural gas
              in place - net                86,113(a)      434      89,925
            Extensions, discoveries
              and other additions
            Production                     (53,550)    (48,243)    (40,022)

              End of year                  822,583(b)  720,032     695,898

          Proved developed reserves:
              Beginning of year            665,194     621,846     528,573

              End of year                  759,282(c)  665,194     621,846

          (a) Includes 68,000 MMcf purchased in Canada.
          (b) Includes 70,000 MMcf proved reserves in Canada.
          (c) Includes 46,000 MMcf proved developed reserves in Canada.

          P.  Natural Gas and Oil Producing Activities (Continued)

          Oil                              1993         1992        1991
                                               (Thousands of Barrels)

          Proved developed and
          undeveloped reserves:
              Beginning of year           20,023       19,427      12,253

              Revision of previous
                estimates                 (4,876)         951        (309)

              Purchase (sale) of oil in
                place - net                  418(a)      (138)      7,907

              Extensions, discoveries
                and other additions        3,015        2,189       1,582

              Production                  (2,112)      (2,406)     (2,006)

              End of year                 16,468(b)    20,023      19,427

          Proved developed reserves:
              Beginning of year           18,540       17,072      11,166



              End of year                 16,442(c)    18,540      17,072


          (a) Includes 68,000 barrels purchased in Canada.
          (b) Includes 65,000 barrels proved reserves in Canada.
          (c) Includes 39,000 barrels proved developed reserves in Canada.


              (4)  Standard Measure of Discounted Future Cash Flows (Unaudited)

              Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10%. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at year-end price levels are as follows:

                                          1993           1992        1991
                                                        (Thousands)

          Future cash inflows          $2,140,151    $2,058,973   $1,835,380
          Future production costs        (598,707)     (551,987)    (462,367)
          Future development costs        (24,579)      (41,612)     (63,243)
          Future income tax expenses     (434,362)     (409,970)    (351,087)
          Future net cash flow          1,082,503     1,055,404      958,683
          10% annual discount for
           estimated timing of
           cash flows                    (515,023)     (507,082)    (456,624)

          Standardized measure of
           discounted future net
           cash flows                  $  567,480(a) $  548,322   $  502,059

          (a) Includes $31,267,000 in Canada.

              Summary of changes in the standardized measure of discounted future net cash flows:

                                              1993         1992       1991
                                                        (Thousands)

          Sales and transfers of gas
           and oil produced - net        $  (122,227)  $ (105,948) $ (84,601)

          Net changes in prices, production
           and development costs             (80,256)      11,370   (141,414)

          Extensions, discoveries, and
           improved recovery, less
           related costs                      90,035       77,759     43,188

          Development costs incurred          18,482       27,807     25,588

          Purchase (sale) of minerals
           in place - net                     62,843         (142)   120,533

          Revisions of previous
           quantity estimates                (14,910)       1,709     (4,440)

          Accretion of discount               69,284       62,548     64,829

          Net change in income taxes          (8,584)     (21,093)    49,691

          Other                                4,491       (7,747)    (9,150)

          Net increase                        19,158       46,263     64,224

          Beginning of year                  548,322      502,059     437,835

          End of year                     $  567,480  $   548,322   $ 502,059


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                 Not Applicable.

                                         PART III


          Item 10.  Directors and Executive Officers of the Registrant

                 Information required by Item 10 with respect to directors is incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 27, 1994, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1993.

                 Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

          Item 11.  Executive Compensation

                 Information required by Item 11 is incorporated herein by reference to the section describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 27, 1994.

          Item 12.Security Ownership of Certain Beneficial
                  Owners and Management

                  Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 27, 1994.


          Item 13. Certain Relationships and Related Transactions

                 Not applicable.

                                          PART IV


          Item 14.   Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K

                     (a)  1.  Financial statements

                          The financial statements listed in the accompanying index to financial statements and financial statement schedules (page 51) are filed as part of this annual report.

                          2.  Financial statement schedules

                          The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules (page 51) are filed as part of this annual report.

                          3.  Exhibits

                          The exhibits listed on the accompanying index to exhibits (pages 62 through 65) are filed as part of this annual report.

                     (b) Reports on Form 8-K filed during the quarter ended December 31, 1993.

                          None

                     (c) Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*) in the Index to Exhibits.


          EQUITABLE RESOURCES, INC.

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
          SCHEDULES COVERED BY REPORT OF INDEPENDENT AUDITORS

          (Item 14 (a))



          1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                          Page Reference

             Statements of Consolidated Income
              for each of the three years in
              the period ended December 31, 1993                24
             Consolidated Balance Sheets
              December 31, 1993 and 1992                      25 & 26
             Statements of Consolidated Cash Flows
              for each of the three years in the
              period ended December 31, 1993                    27
             Statements of Common Stockholders'
              Equity for each of the three years in the
              period ended December 31, 1993                    28
             Long-term Debt, December 31, 1993 and 1992         29
             Notes to Consolidated Financial Statements     30 thru 47

          2.  Schedules for the Years Ended December 31,
              1993, 1992 and 1991 included in Part IV:

              V   - Property, Plant and Equipment           52, 53 & 54
              VI  - Accumulated Depreciation,
                      Depletion and Amortization          55, 56, 57, 58
                      of Property, Plant and Equipment         & 59
              VIII- Valuation and Qualifying
                      Accounts and Reserves                     60
              X   - Supplementary Income Statement
                      Information                               61

                    Schedules I, II, III, IV, VII, XI, XII, XIII and XIV are
             omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules as permitted by Regulation S-X.

                    The information called for in Schedule IX is set forth in
             the consolidated balance sheet and notes to consolidated financial statements.



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1993


     Column A                       Column B      Column C     Column D     Column E          Column F

                                    Balance at                               Other Changes    Balance at
                                    Beginning     Additions                                   End of
     Classifications                Period        at Cost      Retirements  Add       Deduct  Period

                                                               (Thousands)


     Property, Plant and Equipment (at original cost):
       Energy Resources:
         Gas:
            In service:
              Natural gas and
                oil production      $  738,239    $101,158     $ 8,572      $            $     $  830,825
              General                   38,386      17,867       1,168                            55,085
                  Total gas plant
                  in service           776,625     119,025       9,740                           885,910
            Construction work
              in progress               11,864         141(B)                                     12,005
                  Total gas plant      788,489     119,166       9,740                           897,915
         Gas liquids extraction         26,165      17,738                                        43,903
         Intrastate transmission                   263,018       1,237                            61,781
                  Total Energy
                  Resources            814,654     399,922      10,977                         1,203,599
       Utility Services:
         Gas:
            In service:
              Intangible                 6,089       2,529         272                             8,346
              Production               130,545       1,438       1,163                           130,820
              Storage                   56,320      15,153         164       15,069(A)            86,378
              Transmission             126,020      10,548       1,160                           135,408
              Distribution             445,015      18,944       2,992                           460,967
              General                   55,641       1,376       1,998                            55,019
                  Total gas plant
                  in service           819,630      49,988       7,749       15,069              876,938
         Construction work
            in progress                 32,437      (6,822)(B)                                    25,615
         Held for future use               263                      10                                253
                  Total gas plant      852,330      43,166       7,759       15,069              902,806
       Other                               432                                                       432
                  Total Utility
                  Services             852,762      43,166       7,759       15,069              903,238
                    Total           $1,667,416    $443,088     $18,736      $15,069      $    $2,106,837

     <F/N>

     Notes:

     A.  Reclassification from gas stored underground--current inventory.  See Note A to the consolidated financial statements.
     B.  Net change in construction work in progress.
     C.  There were no other significant and unusual additions, abandonments, or retirements, or any significant and unusual changes in the general character and location of principal plants and other important units.

     </F/N>



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1992

     Column A                       Column B      Column C     Column D        Column E       Column F

                                    Balance at                               Other Changes    Balance at
     Classifications                Beginning     Additions                    Note (A)       End of
                                    of Period     at Cost      Retirements  Add       Deduct  Period

                                                               (Thousands)

     Property, Plant and Equipment (at original cost):
       Energy Resources:
         Gas:
            In service:
              Natural gas and
                oil production      $  711,604    $43,375      $16,740      $         $       $ 738,239
              General                   35,451      5,046        1,854                 257       38,386
                Total gas plant
                in service             747,055     48,421       18,594                 257      776,625
            Construction work
              in progress                7,475      4,389(B)                                     11,864
                Total gas plant        754,530     52,810       18,594                 257      788,489
         Gas liquids extraction         26,058        113            6                           26,165
                Total Energy
                Resources              780,588     52,923       18,600                 257      814,654
       Utility Services:
         Gas:
            In service:
              Intangible                 4,584      1,555           50                             6,089
              Production               127,149      4,015          761       198        56       130,545
              Storage                   51,886      4,442            8                            56,320
              Transmission             122,046      4,484          368        56       198       126,020
              Distribution             427,679     18,078          742                           445,015
              General                   51,416      6,050        1,825                            55,641
                Total gas plant
                in service             784,760     38,624        3,754       254       254       819,630
         Construction work
            in progress                 24,293      7,887(B)                 257                  32,437
         Held for future use               269                       6                               263
                Total gas plant        809,322     46,511        3,760       511       254       852,330
       Heating and Cooling:
         In service .                   11,916                  11,916
         Construction work
            In progress
         Held for future use                21                      21
                Total heating
                and cooling             11,937                  11,937

       Other                               277        155                                            432
                Total Utility
                Services               821,536     46,666       15,697       511       254       852,762
                  Total             $1,602,124    $99,589      $34,297      $511      $511    $1,667,416
     <F/N>

     Notes:

     A.  Reclassifications of property resulting from change in function.
     B.  Net change in construction work in progress.
     C.  There were no other significant and unusual additions, abandonments, or retirements, or any significant and unusual changes in the general character and location of principal plants and other important units.

     </F/N>



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1991


     Column A                       Column B      Column C     Column D        Column E       Column F

                                    Balance at                               Other Changes    Balance
                                    Beginning     Additions                    (Note A)       at End of
     Classifications                of Period     at Cost      Retirements  Add       Deduct  Period

                                                               (Thousands)

     Property, Plant and Equipment (at original cost):
       Energy Resources:
         Gas:
            In service:
              Natural gas and
                oil production      $  532,142    $186,225     $ 6,763      $         $       $  711,604
              General                   29,963       5,749         261                            35,451
                Total gas plant
                in service             562,105     191,974       7,024                           747,055
            Construction work
            in progress                 10,657      (3,182)(B)                                     7,475
                Total gas plant        572,762     188,792       7,024                           754,530
         Gas liquids extraction         25,378         680                                        26,058
                  Total Energy
                  Resources            598,140     189,472       7,024                           780,588
       Utility Services:
         Gas:
            In service:
              Intangible                 4,557          27                                         4,584
              Production               121,849       5,874         574                           127,149
              Storage                   51,432         543          89                            51,886
              Transmission             115,257       6,850          61                           122,046
              Distribution             412,245      17,008       1,574                           427,679
              General                   45,531       6,846         961                            51,416
                Total gas plant
                in service             750,871      37,148       3,259                           784,760
         Construction work
            in progress                 15,918       8,375(B)                                     24,293
         Held for future use               269                                                       269
                  Total gas plant      767,058      45,523       3,259                           809,322
       Heating and Cooling:
         In service .                   11,727         221          32                            11,916
         Construction work
           in progress                      27         (27)(B)
         Held for future use                21                                                        21

                  Total heating
                  and cooling           11,775         194          32                            11,937
       Other                             3,124                   2,847                               277
                  Total Utility
                  Services             781,957      45,717       6,138                           821,536
                    Total           $1,380,097    $235,189     $13,162      $         $       $1,602,124

     <F/N>

     Notes:

     A.  Reclassifications of property resulting from change in function.
     B.  Net change in construction work in progress.
     C.  There were no other significant and unusual additions, abandonments, or retirements, or any significant and unusual changes in the general character and location of principal plants and other important units.

     </F/N>




                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                                AND AMORTIZATION OF PROPERTY, PLAN AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1993


     Column A                       Column B      Column C     Column D     Column E          Column F

                                                  Additions                 Other Changes
                                    Balance at    Charged to                Add (Deduct)      Balance at
     Description (Note A)           Beginning     Costs and    Retirements  Describe          End of
                                    of Period     Expenses                                    Period

                                                               (Thousands)

     Energy Resources:
       Gas Plant:
         Depreciation:
            Portion classified by
            functions of property:
              Natural gas and
                oil production      $216,395      $42,951      $ 2,338      $                 $257,008
              General                 16,712        4,084          972                          19,824
                Total depreciation
                and depletion
                on gas plant         233,107       47,035        3,310                         276,832
         Gas liquids extraction       16,285        1,590                                       17,875
         Intrastate transmission                    4,918        1,255                           3,663
                  Total Energy
                  Resources          249,392       53,543        4,565                         298,370
     Utility Services:
       Gas plant:
         Depreciation:
            Portion classified by
            functions of property:
              Intangible plant         3,018        1,209          407                           3,820
              Production plant        59,723        3,403        1,160                          61,966
              Storage plant           18,940        1,274          156      (207)               19,851
              Transmission plant      42,153        3,237        1,126       207                44,471
              Distribution plant      96,538       11,655        3,808                         104,385
              General plant           20,673        4,804        1,998                          23,479
                Total depreciation   241,045       25,582        8,655                         257,972
         Retirement work in progress    (632)                     (217)(B)                        (415)
         Amortization and storage
            land and land rights       1,566           95            8                           1,653
         Amortization and depletion
            of producing natural
            gas land and land rights      458           4           12        10                   460
         Held for future use

                Total depreciation
                and depletion
                on gas plant         242,437       25,681        8,458        10               259,670
     Heating and Cooling
     Other physical property             373                                                         373
                  Total Utility
                  Services           242,810       25,681        8,458        10               260,043
                    Total           $492,202      $79,224      $13,023(C)   $ 10              $558,413





                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                                AND AMORTIZATION OF PROPERTY, PLAN AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1992


     Column A                       Column B      Column C     Column D     Column E          Column F

                                    Balance At    Additions
                                    Beginning     Charged To                Other Changes     Balance at
     Description (Note A)           of Period     Costs and    Retirements  Add (Deduct)      End of
                                                  Expenses                  Describe          Period
                                                               (Thousands)

     Energy Resources:
       Gas Plant:
         Depreciation:
            Portion classified by
            functions of property:
              Natural gas and oil
                production          $187,606      $40,834      $12,045      $                 $216,395
              General                 14,299        3,695        1,282                          16,712
                Total depreciation
                and depletion
                on gas plant         201,905       44,529       13,327                         233,107
         Gas liquids extraction       15,181        1,109            5                          16,285
                  Total Energy
                  Resources          217,086       45,638       13,332                         249,392
     Utility Services:
       Gas plant:
         Depreciation:
            Portion classified by
            functions of property:
              Intangible plant         2,148          920           50                           3,018
              Production plant        57,408        3,146          913         82               59,723
              Storage plant           17,919        1,022            8          7               18,940
              Transmission plant      39,603        2,990          351        (89)              42,153
              Distribution plant      88,730       10,143        2,173       (162)              96,538
              General  plant          18,103        4,032        1,624        162               20,673
                Total depreciation   223,911       22,253        5,119                         241,045
         Retirement work in
           progress                   (1,531)                     (899)(B)                        (632)
         Amortization and storage
            land and land rights       1,484           82                                        1,566
         Amortization and depletion
            of producing natural
            gas land and land
            rights                       452            6                                          458
         Held for future use                            5            5

                Total depreciation
                and depletion
                on gas plant         224,316       22,346        4,225                         242,437
     Heating and Cooling               4,381                     4,381
     Other physical property             218          155                                          373
                  Total Utility
                  Services           228,915       22,501        8,606                         242,810
                    Total           $446,001      $68,139      $21,938(C)   $                 $492,202




                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                                AND AMORTIZATION OF PROPERTY, PLAN AND EQUIPMENT
                                      FOR THE YEAR ENDED DECEMBER 31, 1991



     Column A                       Column B      Column C     Column D     Column E          Column F

                                    Balance At    Additions                 Other Changes
                                    Beginning     Charged to                Add (Deduct)      Balance at
     Description (Note A)           of Period     Costs and    Retirements  Describe          End of
                                                  Expenses                                    Period

                                                               (Thousands)

     Energy Resources:
       Gas Plant:
         Depreciation:
            Portion classified by
            functions of property:
              Natural gas and oil
                production          $160,806      $31,926      $ 5,126      $                 $187,606
              General                 11,539        3,006          246                          14,299
                Total depreciation
                and depletion
                on gas plant         172,345       34,932        5,372                         201,905
         Gas liquids extraction       14,112        1,069                                       15,181
                  Total Energy
                  Resources          186,457       36,001        5,372                         217,086
     Utility Services:
       Gas plant:
         Depreciation:
            Portion classified by
            functions of property:
              Intangible plant         1,208          940                                        2,148
              Production plant        55,414        2,971          993        16                57,408
              Storage plant           17,029          977           87                          17,919
              Transmission plant      36,818        2,839           54                          39,603
              Distribution plant      81,012        9,515        1,781       (16)               88,730
              General  plant          15,521        3,357          775                          18,103
                Total depreciation   207,002       20,599        3,690                         223,911
         Retirement work in progress  (1,434)                       97(B)                       (1,531)
         Amortization and storage
            land and land rights       1,407           77                                        1,484
         Amortization and depletion
            of producing natural
            gas land and land
            rights                       444            8                                          452
         Held for future use

                Total depreciation
                and depletion
                on gas plant         207,419       20,684        3,787                         224,316
     Heating and Cooling               4,710         (297)          32                           4,381
     Other physical property           3,069           (6)       2,845                             218
                  Total Utility
                  Services           215,198       20,381        6,664                         228,915
                    Total           $401,655      $56,382      $12,036(C)   $                 $446,001



     EQUITABLE RESOURCES, INC.

     NOTES TO SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
     AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                         1993
                                      (Thousands)

     A. Includes $1,859 depreciation of automotive equipment charged to transportation clearing account and then distributed principally to various operating expenses and construction accounts.

     B.  Net change in retirement work in progress.

     C. Retirements shown in Schedule V, Property, Plant and Equipment are reconciled with the amounts shown in Column D of this schedule as deductions from accumulated retirement reserves, as follows:

             Retirements or sales as shown in Schedule V   $18,736
             Add - Cost of removal                             798      $19,534
             Deduct:
               Salvage                                                    1,276
               Retirements not charged to reserve                         5,235
               Retirements, renewals and replacements as
                 shown in Column D of this schedule                     $13,023


                                         1992
                                      (Thousands)

     A. Includes $2,022 depreciation of automotive equipment charged to transportation clearing account and then distributed principally to various operating expenses and construction accounts.

     B.      Net change in retirement work in progress.

     C. Retirements shown in Schedule V, Property, Plant and Equipment are reconciled with the amounts shown in Column D of this schedule as deductions from accumulated retirement reserves, as follows:

              Retirements or sales as shown in Schedule V   $34,297
              Add - Cost of removal                             243     $34,540
              Deduct:
               Salvage                                                    2,311
               Retirements not charged to reserve                        10,291
               Retirements, renewals and replacements as
                 shown in Column D of this schedule                     $21,938

     EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

     NOTES TO SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
     AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                         1991
                                      (Thousands)

     A. Includes $1,791 depreciation of automotive equipment charged to transportation clearing account and then distributed principally to various operating expenses and construction accounts.

     B.      Net change in retirement work in progress.

     C. Retirements shown in Schedule V, Property, Plant and Equipment are reconciled with the amounts shown in Column D of this schedule as deductions from accumulated retirement reserves, as follows:

              Retirements or sales as shown in Schedule V    $13,162
              Add - Cost of removal                              726    $13,888
              Deduct:
               Salvage                                                      914
               Retirements not charged to reserve                           938
               Retirements, renewals and replacements as
                 shown in Column D of this schedule                     $12,036


          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE THREE YEARS ENDED DECEMBER 31, 1993


                Column A        Column B       Column C    Column D    Column E

                               Balance At     Additions    Charged      Balance
                               Beginning       To Costs                 At End
               Description     Of Period     and Expenses Deductions   Of Period

                                             (Thousands)


          1993
           Accumulated Provision
             for Doubtful
             Accounts            $9,503        $9,352      $8,749(A)    $10,106

          1992
           Accumulated Provision
             for Doubtful
             Accounts            $8,722        $8,998      $8,217(A)     $9,503

          1991
           Accumulated Provision
             for Doubtful
             Accounts            $7,531        $8,534      $7,343(A)     $8,722


          Note:

          (A)  Customer accounts written off, less recoveries.



          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          FOR THE THREE YEARS ENDED DECEMBER 31, 1993



                      Column A                           Column B

                                                        Charged to
                        Item                        Costs and Expenses

                                                   1993    1992     1991

                                                       (Thousands)


          1.  Maintenance and repairs           $29,024  $26,327   $24,441

          2.  Depreciation and amortization
               of intangible assets            (Note A) (Note A)  (Note A)

          3.  Taxes other than payroll
              and income taxes:
               Pennsylvania gross receipts      $14,837  $12,233   $13,268
               State severance taxes              8,970    8,581     6,853
               Other                             10,707   10,978     9,225

                 Total                          $34,514  $31,792   $29,346

          4.  Royalties (Note B)                $14,978  $15,736   $13,780

          5.  Advertising costs                (Note A) (Note A)  (Note A)


          Notes:

          (A)  Not material in amount.

          (B) Substantially all royalties are reflected as a reduction of gas and oil revenues in the financial statements.

            EXHIBITS           DESCRIPTION               METHOD OF FILING
           2.01 (a)   Stock Purchase Agreement      Filed as Exhibit 2.1 (a)
                      dated May 5, 1993 among       to Form 8-K Dated June 30,
                      Arkla, Inc., Arkla Finance    1993
                      Corporation and Equitable
                      Pipeline Company for the
                      purchase of Louisiana
                      Intrastate Gas Company

           2.01 (b)   Schedule 4.1.11 to the        Filed as Exhibit 2.1 (b)
                      Stock Purchase Agreement      to Form 8-K Dated June 30,
                      pertaining to outstanding     1993
                      litigation claims

           2.01 (c)   Schedule 4.1.15 to the        Filed as Exhibit 2.1 (c)
                      Stock Purchase Agreement      to Form 8-K Dated June 30,
                      pertaining to environmental   1993
                      matters
           2.01 (d)   Letter Agreement Dated June   Filed as Exhibit 2.1 (d)
                      30, 1993 amending the Stock   to Form 8-K Dated June 30,
                      Purchase Agreement            1993

           3.01       Restated Articles of          Filed herewith at page 68
                      Incorporation of the
                      Company dated May 21, 1993
                      (effective May 27, 1993)

           3.02       By-Laws of the Company        Filed herewith at page 77
                      (amended through December
                      17, 1993
           4.01 (a)   Indenture dated as of April   Filed as Exhibit 4.01
                      1, 1983 between the Company   (Revised) to Post-
                      and Pittsburgh National       Effective Amendment No. 1
                      Bank relating to Debt         to Registration Statement
                      Securities                    (Registration No. 2-80575)

           4.01 (b)   Instrument appointing         Refiled herewith at page
                      Bankers Trust Company as      96 pursuant to Rule 24 of
                      successor trustee to          SEC's Rules of Practice
                      Pittsburgh National Bank

           4.01 (c)   Resolution adopted June 26,   Refiled herewith at page
                      1986 by the Finance           106 pursuant to Rule 24 of
                      Committee of the Board of     SEC's Rules of Practice
                      Directors of the Company
                      establishing the term of
                      the $75,000,000 of
                      debentures, 8 1/4% Series
                      due July 1, 1996
           4.01 (d)   Resolutions adopted June      Refiled herewith at page
                      22, 1987 by the Finance       109 pursuant to Rule 24 of
                      Committee of the Board of     SEC's Rules of Practice
                      Directors of the Company
                      establishing the terms of
                      the 75,000 units
                      (debentures with warrants)
                      issued July 1, 1987

           4.01 (e)   Resolution adopted April 6,   Refiled herewith at page
                      1988 by the Ad Hoc Finance    118 pursuant to Rule 24 of
                      Committee of the Board of     SEC's Rules of Practice
                      Directors of the Company
                      establishing the terms and
                      provisions of the 9.9%
                      Debentures issued April 14,
                      1988

           4.01 (f)   Supplemental indenture        Filed as Exhibit 4.3 to
                      dated March 15, 1991 with     Form S-3 (Registration
                      Bankers Trust Company         Statement 33-39505) filed
                      eliminating limitations on    August 21, 1991
                      liens and additional funded
                      debt

           4.01 (g)   Resolution adopted August     Filed as Exhibit 4.05 to
                      19, 1991 by the Ad Hoc        Form 10-K for the year
                      Finance Committee of the      ended December 31, 1991
                      Board of Directors of the
                      Company Addenda Nos. 1 thru
                      27, establishing the terms
                      and provisions of the
                      Series A Medium-Term Notes


            EXHIBITS           DESCRIPTION               METHOD OF FILING

           4.01 (h)   Resolutions adopted July 6,   Filed as Exhibit 4.05 to
                      1992 and February 19, 1993    Form 10-K for the year
                      by the Ad Hoc Finance         ended December 31, 1992
                      Committee of the Board of
                      Directors of the Company
                      and Addenda Nos. 1 thru 8,
                      establishing the terms and
                      provisions of the Series B
                      Medium-Term Notes

           *10.01     Equitable Resources, Inc.     Filed as Exhibit 10.07 to
                      Key Employee Restricted       Form 10-K for the year
                      Stock Option and Stock        ended December 31, 1989
                      Appreciation Rights
                      Incentive Compensation Plan
                      (as amended through March
                      17, 1989)
           *10.02(a)  Employment Agreement dated    Refiled herewith at page
                      as of March 18, 1988 with     126 pursuant to Rule 24 of
                      Frederick H. Abrew            SEC's Rules of Practice

           *10.02(b)  Amendment effective June 1,   Refiled herewith at page
                      1989 to Employment            153 pursuant to Rule 24 of
                      Agreement with Frederick H.   SEC's Rules of Practice
                      Abrew

           *10.03(a)  Employment Agreement dated    Refiled herewith at page
                      as of March 18, 1988 with     154 pursuant to Rule 24 of
                      Augustine A. Mazzei, Jr.      SEC's Rules of Practice

           *10.03(b)  Amendment effective June 1,   Refiled herewith at page
                      1989 to Employment            181 pursuant to Rule 24 of
                      Agreement with Augustine A.   SEC's Rules of Practice
                      Mazzei, Jr.
           *10.04(a)  Agreement dated December      Filed as Exhibit 10.16 to
                      15, 1989 with Barbara B.      Form 10-K for the year
                      Sullivan for deferred         ended December 31, 1989
                      payment of 1990 director
                      fees

           *10.04(b)  Agreement dated December      Filed as Exhibit 10.16 to
                      21, 1990 with Barbara B.      Form 10-K for the year
                      Sullivan for deferred         ended December 31, 1990
                      payment of 1991 director
                      fees

           *10.04(c)  Agreement dated December      Filed as Exhibit 10.16 to
                      13, 1991 with Barbara B.      Form 10-K for the year
                      Sullivan for deferred         ended December 31, 1991
                      payment of 1992 director
                      fees
           *10.04(d)  Agreement dated December      Filed herewith at page 182
                      28, 1993 with Barbara B.
                      Sullivan for deferred
                      payment of 1994 director
                      fees

           *  10.05   Supplemental Executive        Filed herewith at page 187
                      Retirement Plan (as amended
                      and restated through
                      December 17, 1993)

           *10.06     Retirement Program for the    Filed as Exhibit 10.19 to
                      Board of Directors of         Form 10-K for the year
                      Equitable Resources, Inc.     ended December 31, 1989
                      (as amended through August
                      1, 1989)

           *10.07     Supplemental Pension Plan     Filed herewith at page 197
                      (as amended and restated
                      through December 17, 1993)
           *10.08     Policy to Grant               Filed as Exhibit 10.21 to
                      Supplemental Deferred         Form 10-K for the year
                      Compensation Benefits in      ended December 31, 1989
                      Selected Instances to a
                      Select Group of Management
                      or Highly Compensated
                      Employees (as amended and
                      restated through August 1,
                      1989)



            EXHIBITS           DESCRIPTION               METHOD OF FILING

           *10.09(a)  Equitable Resources, Inc.     Filed as Exhibit 10.22 to
                      and Subsidiaries Short-Term   Form 10-K for the year
                      Incentive Compensation Plan   ended December 31, 1987
                      dated January 18, 1988

           *10.09(b)  Amendment dated February      Filed as Exhibit 10.22 to
                      17, 1993 to Equitable         Form 10-K for the year
                      Resources, Inc. and           ended December 31, 1992
                      Subsidiaries Short-Term
                      Incentive Compensation Plan
           *10.10(a)  Agreement dated December      Refiled herewith at page
                      31, 1987 with Malcolm M.      206 pursuant to Rule 24 of
                      Prine for deferred payment    SEC's Rules of Practice
                      of 1988 director fees

           *10.10(b)  Agreement dated December      Refiled herewith at page
                      30, 1988 with Malcolm M.      211 pursuant to Rule 24 of
                      Prine for deferred payment    SEC's Rules of Practice
                      of 1989 director fees

           *10.11(a)  Agreement dated September     Refiled herewith at page
                      30, 1986 with Daniel M.       216 pursuant to Rule 24 of
                      Rooney for deferred payment   SEC's Rules of Practice
                      of 1986 and 1987 director
                      fees

           *10.11(b)  Agreement dated December      Refiled herewith at page
                      21, 1987 with Daniel M.       221 pursuant to Rule 24 of
                      Rooney for deferred payment   SEC's Rules of Practice
                      of 1988 director fees
           *10.11(c)  Agreement dated December      Refiled herewith at page
                      30, 1988 with Daniel M.       226 pursuant to Rule 24 of
                      Rooney for deferred payment   SEC's Rules of Practice
                      of 1989 director fees

           *10.11(d)  Agreement dated December      Filed as Exhibit 10.27 to
                      15, 1989 with Daniel M.       Form 10-K for the year
                      Rooney for deferred payment   ended December 31, 1989
                      of 1990 director fees

           *10.11(e)  Agreement dated December      Filed as Exhibit 10.27 to
                      21, 1990 with Daniel M.       Form 10-K for the year
                      Rooney for deferred payment   ended December 31, 1990
                      of 1991 director fees
           *10.11(f)  Agreement dated December      Filed as Exhibit 10.27 to
                      13, 1991 with Daniel M.       Form 10-K for the year
                      Rooney for deferred payment   ended December 31, 1991
                      of 1992 director fees

           *10.11(g)  Agreement dated December      Filed as Exhibit 10.27 to
                      18, 1992 with Daniel M.       Form 10-k for the year
                      Rooney for deferred payment   ended December 31, 1992
                      of 1993 director fees

           *10.11(h)  Agreement dated  December     Filed herewith at page 231
                      14, 1993 with Daniel M.
                      Rooney for deferred payment
                      of 1994 director fees

           10.12      Trust Agreement with          Filed as Exhibit 10.28 to
                      Pittsburgh National Bank to   Form 10-K for the year
                      act as Trustee for            ended December 31, 1989
                      Supplemental Pension Plan,
                      Supplemental Deferred
                      Compensation Benefits,
                      Retirement Program for
                      Board of Directors, and
                      Supplemental Executive
                      Retirement Plan


            EXHIBITS           DESCRIPTION               METHOD OF FILING

           11.01      Statement re Computation of   Filed herewith at page 236
                      Earnings Per Share

           21         Schedule of Subsidiaries      Filed herewith at page 237
           23.01      Consent of Independent        Filed herewith at page 238
                      Auditors

           99.01      Equitable Resources, Inc.     Filed herewith at page 239
                      Employees Savings Plan Form
                      11-K Annual Report


            The Company agrees to furnish to the Commission, upon request, copies of instruments with respect to long-term debt which have not previously been filed.


                                      SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EQUITABLE RESOURCES, INC.
                                                        (Registrant)


                                           By:     s/ Donald I. Moritz
                                                     (Donald I. Moritz)
                                              Chairman and Chief Executive
                                                          Officer


        Date: March 18, 1994

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Chairman and Chief Executive
                                   Officer and Director
        s/ Donald I. Moritz    (Principal Executive Officer)    March 18, 1994
           Donald I. Moritz


                               Vice President and Treasurer
        s/  Robert E. Daley      (Chief Financial Officer)      March 18, 1994
            Robert E. Daley

                                Vice President - Accounting
                                    and Administration
        s/ Joseph L. Giebel     (Chief Accounting Officer)      March 18, 1994
           Joseph L. Giebel


                                       President and
                                  Chief Operating Officer
        s/ Frederick H. Abrew          and Director             March 18, 1994
           Frederick H. Abrew



                                         Director               March 18, 1994
        Clifford L. Alexander, Jr.



         s/ Merle E. Gilliand            Director               March 18, 1994
            Merle E. Gilliand


                                 SIGNATURES (Continued)




        s/ E. Lawrence Keyes, Jr.        Director               March 18, 1994
           E. Lawrence Keyes, Jr.



        s/ Thomas A. McConomy            Director               March 18, 1994
           Thomas A. McConomy



                                         Director               March 18, 1994
           Malcolm M. Prine



        s/ Daniel M. Rooney              Director               March 18, 1994
           Daniel M. Rooney



                                         Director               March 18, 1994
           David S. Shapira



        s/ Barbara Boyle Sullivan        Director               March 18, 1994
           Barbara Boyle Sullivan