Form 10-Q
period 1994-03-31
EQUITABLE RESOURCES INC /PA/
filed 1994-05-13
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   _____________

                                     FORM 10-Q

                (Mark One)

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                        or

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           COMMISSION FILE NUMBER 1-3551


                             EQUITABLE RESOURCES, INC.
              (Exact name of registrant as specified in its charter)


                PENNSYLVANIA                               25-0464690
   (State of incorporation or organization)    (IRS Employer Identification No.)


           420 Boulevard of the Allies, Pittsburgh, Pennsylvania 15219 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (412) 261-3000
                                   ____________

                                       NONE
    (Former name, former address and former fiscal year, if changed since last report)
                                   ____________

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes      X      No


 Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                Outstanding at
           Class                                March 31, 1994

Common stock, no par value                    34,494,728 shares

                    EQUITABLE RESOURCES, INC. AND SUBSIDIARIES



                                       Index




                                                                  Page No.

   Part I.  Financial Statements:

             Statements of Consolidated Income for the Three
              Months Ended March 31, 1994 and 1993 and the
              Twelve Months Ended March 31, 1994 and 1993             1

             Statements of Consolidated Cash Flows
              for the Three Months Ended March 31, 1994 and
              1993 and the Twelve Months Ended March 31,
              1994 and 1993                                           2

             Consolidated Balance Sheets, March 31, 1994
              and 1993 and December 31, 1993                        3 - 4

             Long-Term Debt, March 31, 1994 and 1993                  5

             Notes to Consolidated Financial Statements               6

             Gas Produced, Purchased and Sold                      7 - 10

             Information by Business Segment                         11

             Management's Discussion and Analysis of
              Financial Condition and Results of Operations        12 - 15

   Part II.  Other Information                                       16

   Signature 17



                      EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                          Statements of Consolidated Income
                         (Thousands Except Per Share Amounts)



                                          Three Months Ended  Twelve Months Ended
                                                 March 31,          March 31,

                                            1994     1993      1994      1993


    Operating Revenues                    $439,538  $269,819 $1,264,513 $836,985
    Cost of Gas Purchased                  281,646   137,366    788,437  425,638
                                           -------   -------  ---------  -------

      Net operating revenues               157,892   132,453    476,076  411,347
                                           -------   -------  ---------  -------
    Operating Expenses:
      Operation                             50,888    40,157    185,151  161,698
      Maintenance                            7,128     6,025     30,127   26,300
      Depreciation and depletion            22,894    17,649     82,139   66,487
      Taxes other than income               16,003    13,273     42,532   37,438
                                           -------   -------  ---------  -------

        Total operating expenses            96,913    77,104    339,949  291,923

                                           -------   -------  ---------  -------
    Operating Income                        60,979    55,349    136,127  119,424
    Other Income                               332       283      1,755    1,635
    Interest Charges                         9,998     9,064     39,662   35,092
                                           -------   -------  ---------  -------
    Income Before Income Taxes              51,313    46,568     98,220   85,967

    Income Taxes                            14,954    15,773     19,201   21,251

                                           -------   -------  ---------   -------

    Net Income                           $  36,359  $ 30,795 $   79,019 $ 64,716
                                           =======   =======  ==========  ======

    Average Common Shares Outstanding       34,479    31,409      33,070  31,365
                                            ======    ======      ======  ======

    Earnings Per Share of
      Common Stock                           $1.05      $.98       $2.39   $2.06
                                              ====       ===        ====    ====
    Dividends Per Share of
      Common Stock                          $  .57      $.54       $1.13   $1.07
                                             =====       ===        ====    ====




                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Statements of Consolidated Cash Flows
                                                  (Thousands)

                                                          Three Months Ended     Twelve Months Ended
                                                                March 31,             March 31,


                                                            1994      1993       1994        1993

        Cash Flows from Operating Activities:
         Net Income                                      $ 36,359  $ 30,795    $ 79,019   $ 64,716
                                                          -------   -------     -------    -------
         Adjustments to Reconcile Net Income to Net Cash
           Provided by Operating Activities:
            Depreciation and depletion.                    22,894    17,649      82,139     66,487
            Deferred income taxes                             824    (1,691)      3,271        373
            Other - net                                     3,080     2,270       2,129        591
            Changes in other assets and liabilities:
             Accounts receivable and unbilled revenues    (62,813)  (11,493)    (73,672)   (17,364)
             Gas stored underground                        16,648     6,084       5,488    (13,866)
             Material and supplies                           (238)    1,589      (2,536)     1,068
             Deferred purchased gas cost                    7,931    11,594     (17,687)    (2,722)
             Prepaid expenses and other                    (4,223)   (1,162)     (4,738)     1,916
             Regulatory assets                             (1,254)     (707)    (19,204)    (3,577)
             Accounts payable                              21,219    (3,190)     43,156     28,983
             Accrued taxes                                 17,203    15,788       2,439      4,274
             Refunds due customers                          1,909      (437)      4,883      3,431
             Customer credit balances                      (7,560)   (6,963)       (919)      (374)
             Other - net                                    2,515    (6,033)      5,959      7,897
                                                          -------  --------   ---------   --------
              Total adjustments                            18,135    23,298      30,708     77,117
                                                          -------  --------    --------   --------
                Net cash provided by
                operating activities                       54,494    54,093     109,727    141,833
                                                          -------  --------     -------    -------

        Cash Flows from Investing Activities:
         Capital expenditures:
           Energy resources                               (14,889)  (18,385)   (292,749)   (59,078)
           Utility services                                (9,647)   (8,205)    (44,608)   (45,684)
         Proceeds from sale of property                       231       424       1,077      7,158
                                                          -------    -------    --------    -------
                Net cash used in investing activities     (24,305)  (26,166)   (336,280)   (97,604)
                                                          -------   -------    --------    -------
        Cash Flows from Financing Activities:
         Issuance of common stock                             479       190     112,701      1,487
         Purchase of treasury stock                            -        (18)        (10)      (191)
         Dividends paid                                    (9,827)   (8,481)    (36,625)   (33,038)
         Proceeds from issuance of long-term debt          43,185    31,775      43,112     56,134
         Repayments and retirements of long-term debt      (1,971)  (16,445)     (1,971)   (25,545)
         Increase (decrease) in short-term loans          (68,700)  (43,500)    114,700    (41,500)
                                                          -------    -------     -------  --------
                Net cash provided (used) by
                financing activities                      (36,834)  (36,479)    231,907    (42,653)
                                                          -------   -------     -------   --------

        Increase (decrease) in cash and cash equivalents   (6,645)   (8,552)      5,354      1,576
        Cash and cash equivalents at beginning of period   15,037    11,590       3,038      1,462
                                                          -------   -------    --------  ---------

        Cash and cash equivalents at end of period      $   8,392  $  3,038   $   8,392  $   3,038
                                                         ========   =======    ========   ========
        Cash paid during the period for:
         Interest (net of amount capitalized)            $ 11,786  $ 10,682    $ 35,696  $  32,370

         Income taxes                                   $  (2,281) $  1,214    $ 24,052  $  17,646





                      EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                                     (Thousands)




                                                   March 31,        December 31,

                    ASSETS                       1994       1993        1993


    Property, Plant and Equipment
      (Successful Efforts Method):
        Energy resources                     $1,216,567 $  832,079  $1,203,599

        Less accumulated depreciation
         and depletion                          315,822    261,092     298,370
                                              ---------  ---------   ---------
         Net energy resources                   900,745    570,987     905,229
                                              ---------  ---------   ---------
        Utility services                        910,736    858,696     903,238
        Less accumulated depreciation
         and depletion                          264,812    246,543     260,043
                                              ---------  ---------   ---------
         Net utility services                   645,924    612,153     643,195
                                              ---------  ---------   ---------
           Net property, plant and equipment  1,546,669  1,183,140
                                              ---------  ---------   ---------

    Current Assets:
      Cash and cash equivalents                   8,392      3,038      15,037

      Accounts receivable (less accumulated
        provision for doubtful accounts:
        March 31, 1994, $12,995; 1993, $11,598;
        December 31, 1993, $10,106)             240,383    136,746     171,626
      Unbilled revenues                          19,020     13,857      27,853
      Gas stored underground - current inventory  1,411      6,899      18,059
      Material and supplies                      12,499      8,722      12,261
      Deferred purchased gas cost                 9,217     (8,470)     17,148
      Prepaid expenses and other                 28,200     22,866      23,977
                                              ---------  ---------  ----------
         Total current assets                   319,122    183,658     285,961
                                              ---------  ---------  ----------
    Other Assets:
      Regulatory assets                          88,278     69,074      87,024

      Other                                      26,940     25,960      25,498
                                              ---------  ---------                       ----------

         Total other assets                     115,218     95,034     112,522
                                              ---------  ---------   ---------
           Total                             $1,981,009 $1,461,832  $1,946,907
                                              =========  =========   =========




                      EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets
                                     (Thousands)




                                                     March 31,      December 31,

        CAPITALIZATION AND LIABILITIES            1994      1993        1993



    Capitalization:
      Common stockholders' equity:
        Common stock, no par value, authorized
         80,000 shares; shares issued March 31,
         1994, 35,113; March 31, 1993, 32,048;
         December 31, 1993, 35,087            $  223,443 $  110,431  $  222,801
        Retained earnings                        537,137    496,086     520,433

        Treasury stock, shares at cost March 31,
         1994, 618; March 31, 1993, 621;
         December 31, 1993, 622                  (14,538)   (14,613)    (14,623)

        Foreign Currency Translation              (1,290)         -        (581)
                                               ---------  ---------   ---------

           Total common stockholders' equity     744,752    591,904     728,030


      Long-term debt                             422,401    378,520    378,845


                                               ---------  ---------   ---------
             Total capitalization              1,167,153    970,424   1,106,875
                                               --------- - --------   ---------

    Current Liabilities:
      Long-term debt payable within one year           -          -       1,971

      Short-term loans                           185,200     70,500     253,900
      Accounts payable                           165,027     88,937     143,808
      Accrued taxes                               32,561     27,914      15,358
      Accrued interest                             9,832      8,716      12,338
      Refunds due customers                       16,115     11,232      14,206
      Deferred income taxes                        3,012     13,368         733
      Dividends payable                            9,828      8,485           -
      Customer credit balances                        18        937       7,578
      Other                                       14,071      4,855      14,061
                                               ---------  ---------   ---------
           Total current liabilities             435,664    234,944     463,953
                                               ---------  ---------   ---------
    Deferred and Other Credits:
      Deferred income taxes                      331,129    221,869     331,140
      Deferred investment tax credits             22,907     24,339      23,178
      Other                                       24,156     10,256      21,761
                                               ---------  ---------   ---------
           Total deferred and other credits      378,192    256,464     376,079
                                               ---------  ---------   ---------

             Total                            $1,981,009 $1,461,832  $1,946,907
                                               =========  =========   =========




                      EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                    Long-Term Debt
                                     (Thousands)



                                                  Annual         Maturities
                                              Debt Maturities   After One Year

                                                 March 31,        March 31,
                                              1994    1993    1994      1993

        8 1/4% Debentures, due
         July 1, 1996 (a)                    $       $      $ 75,000  $ 75,000

        7 1/2% Debentures, due July 1, 1999
         ($75,000 principal amount net of
         unamortized original
         issue discount) (a)                                  69,875    69,143
        9 1/2% Convertible subordinated
         debentures, due January 15, 2006                      2,526     2,877
        9.9% Debentures, due April 15,
         2013 (b)                                             75,000    75,000
        Medium-Term Notes:
         7.2% to 9.0% Series A,
           due 1998 thru 2021                                100,000   100,000
         5.1% to 7.6% Series B,
           due 1995 thru 2023
                                                             100,000    56,500
                                              ------  -----  -------   -------

           Total                             $     0 $    0 $422,401  $378,520
                                              ======  =====  =======   =======


        <F/N>

        (a) Not redeemable prior to maturity.
        (b) Annual sinking fund payments of $3,750,000 are required beginning in 1999.

        </F/N>


                     Equitable Resources, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


          A. The accompanying financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

          B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994 and 1993 and the results of operations for the three and twelve months then ended and cash flows for the three and twelve months then ended. All of the adjustments are of a normal recurring nature.

          C. The results of operations for the three-month periods ended March 31, 1994 and 1993 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

          D. At March 31, 1994, 1,127,000 shares of Common Stock were reserved as follows: 229,000 shares for conversion of the 9 1/2% Convertible Subordinated Debentures, 666,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan and 232,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

          E. The Company filed a shelf registration in March 1992 to issue $100 million of Medium-Term Notes--Series B to be used primarily to retire short-term loans incurred to temporarily finance a portion of 1991 acquisitions. Through December 31, 1993, the Company issued $56.5 million of Medium-Term Notes. The remaining $43.5 million of Medium-Term Notes were issued during the first quarter of 1994. These notes have maturity dates ranging from three to thirty years and a weighted average interest rate of 6.60%.




                                                   Three Months Ended March 31, 1994
                                              Utility  Energy
                                              Services Resources Eliminations Consolidated

    Gas Produced, Purchased and Sold (MMcf):
    Produced                                      423    15,283                    15,706
    Purchased:
      Other producers                          15,283    80,634                    95,917
      Inter-segment purchases                   4,762       966       (5,728)
        Total purchases                        20,045    81,600       (5,728)      95,917
        Total produced and purchased           20,468    96,883       (5,728)     111,623
      Net decrease in gas in storage           (5,961)                             (5,961)
      Extracted natural gas liquids
        (equivalent gas volumes)                          1,493                     1,493
      System use and unaccounted for            1,408       466                     1,874

        Total                                  25,021    94,924       (5,728)     114,217

    Gas Sales (MMcf):
      Residential                              15,457                              15,457
      Commercial                                5,183                               5,183
      Industrial                                1,223                               1,223
      Utilities                                   177                                 177
      Production                                         15,283         (307)      14,976
      Marketing                                 2,981    79,641       (5,421)      77,201

        Total gas sales                        25,021    94,924       (5,728)     114,217

      Processed gas extracted



        Total                                  25,021    94,924       (5,728)     114,217

    Natural Gas Transported (MMcf)             11,092    21,731       (7,428)      25,395
    Oil Produced and Sold (thousands of bls)                510                       510

    Natural Gas Liquids Sold
      (thousands of gallons)                             51,896                    51,896

    Average Selling Price
      Gas - Utility Sales (per Mcf)            $7.746

          - Energy Resource Production                   $2.576

          - Energy Resource Marketing                    $2.444

      Oil (per barrel)                                  $12.171

      Natural Gas Liquids (per gallon)                    $.251





                                             Three Months Ended March 31, 1993
                                              Utility  Energy
                                              Services Resources Eliminations Consolidated

    Gas Produced, Purchased and Sold (MMcf):
    Produced                                      647    13,095                    13,742

    Purchased:
      Other producers                          15,761    34,911                    50,672

      Inter-segment purchases                   3,765       657       (4,422)

        Total purchases                        19,526    35,568       (4,422)      50,672

        Total produced and purchased           20,173    48,663       (4,422)      64,414
    Deduct:
      Net decrease in gas in storage           (4,183)                             (4,183)
      Extracted natural gas liquids
        (equivalent gas volumes)                            506                       506
      System use and unaccounted for            4,715       151                     4,866

        Total                                  19,641    48,006       (4,422)      63,225

    Gas Sales (MMcf):
      Residential                              14,027                              14,027
      Commercial                                3,734                               3,734
      Industrial                                1,363                   (151)       1,212
      Utilities                                    11                                  11
      Production                                         13,095       (2,933)      10,162
      Marketing                                          34,911         (832)      34,079

        Total gas sales                        19,135    48,006       (3,916)      63,225

      Processed gas extracted                     506                   (506)

        Total                                  19,641    48,006       (4,422)      63,225

    Natural Gas Transported (MMcf)             10,329                 (8,047)       2,282

    Oil Produced and Sold (thousands of bls)                549                       549
    Natural Gas Liquids Sold
      (thousands of gallons)                             15,748                    15,748

    Average Selling Price
      Gas - Utility Sales (per Mcf)           $7.254

          - Energy Resource Production                   $2.276

          - Energy Resource Marketing                    $2.154

      Oil (per barrel)                                  $17.040
      Natural Gas Liquids (per gallon)                    $.342





                                                   Twelve Months Ended March 31, 1994
                                              Utility  Energy
                                              Services Resources Eliminations Consolidated

    Gas Produced, Purchased and Sold (MMcf):
    Produced                                     1,748    55,738                    57,486

    Purchased:
      Other producers                           51,392   263,708                   315,100

      Inter-segment purchases                    8,465     3,654     (12,119)
        Total purchases                         59,857   267,362     (12,119)      315,100

        Total produced and purchased            61,605   323,100     (12,119)      372,586
    Deduct:
      Net increase in gas in storage             4,426                               4,426
      Extracted natural gas liquids
        (equivalent gas volumes)                           3,992                     3,992
      System use and unaccounted for             4,952       609                     5,561

        Total                                   52,227   318,499     (12,119)      358,607
    Gas Sales (MMcf):
      Residential                               31,410                              31,410
      Commercial                                 9,684                               9,684
      Industrial                                 3,450                  (189)        3,261
      Utilities                                    198                                 198
      Production                                          55,738      (1,093)       54,645
      Marketing                                  7,033   262,761     (10,385)      259,409

        Total gas sales                         51,775   318,499     (11,667)      358,607

      Processed gas extracted                      452                  (452)

        Total                                   52,227   318,499     (12,119)      358,607

    Natural Gas Transported (MMcf)              67,035    72,390     (34,009)      105,416

    Oil Produced and Sold (thousands of bls)
                                                           2,073                     2,073

    Natural Gas Liquids Sold
      (thousands of gallons)                             198,339                   198,339

    Average Selling Price
      Gas - Utility Sales (per Mcf)             $7.849
          - Energy Resource Production                    $2.349

          - Energy Resource Marketing                     $2.380

      Oil (per barrel)                                   $14.968

      Natural Gas Liquids (per gallon)                     $.276






                                            Twelve Months Ended March 31, 1993
                                              Utility  Energy
                                              Services Resources Eliminations Consolidated


    Gas Produced, Purchased and Sold (MMcf):
    Produced                                    2,820     49,008                   51,828

    Purchased:
      Pipeline suppliers                        3,226                               3,226
      Other producers                          44,779    136,495                  181,274


        Sub-total                              48,005    136,495                  184,500

      Inter-segment purchases                   8,538      2,574     (11,112)

        Total purchases                        56,543    139,069     (11,112)     184,500

        Total produced and purchased           59,363    188,077     (11,112)     236,328
    Deduct:
      Net decrease in gas in storage              (27)                                (27)
      Extracted natural gas liquids
        (equivalent gas volumes)                           1,989                    1,989
      System use and unaccounted for           14,435        585                   15,020

        Total                                  44,955    185,503     (11,112)     219,346

    Gas Sales (MMcf):
      Residential                              30,156                              30,156
      Commercial                                7,827                               7,827
      Industrial                                4,920                   (585)       4,335
      Utilities                                    63                                  63
      Production                                          49,008      (4,609)      44,399
      Marketing                                          136,495      (3,929)     132,566

        Total gas sales                        42,966    185,503      (9,123)     219,346

      Processed gas extracted                   1,989                 (1,989)

        Total                                  44,955    185,503     (11,112)     219,346

    Natural Gas Transported (MMcf)             63,272                (35,032)      28,240
    Oil Produced and Sold (thousands of bls)               2,302                    2,302

    Natural Gas Liquids Sold
      (thousands of gallons)                              62,184                   62,184

    Average Selling Price
      Gas - Utility Sales (per Mcf)            $7.314

          - Energy Resource Production                    $2.077

          - Energy Resource Marketing                     $2.153
      Oil (per barrel)                                   $18.352

      Natural Gas Liquids (per gallon)                     $.337



                      EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Information by Business Segment
                                     (Thousands)





                                        Three Months Ended  Twelve Months Ended

                                             March 31,          March 31,
                                          1994     1993      1994     1993

        Operating Revenues:
         Energy resources              $259,886 $124,453 $  878,497  $491,425
         Utility services               197,586  159,345    435,538   390,345
         Sales between segments         (17,934) (13,979)   (49,522)  (44,785)
                                        -------  -------  ---------   -------

           Total                       $439,538 $269,819 $1,264,513  $836,985
                                        =======  =======  =========   =======
        Operating Income:
         Energy resources              $ 12,811 $ 12,158 $   54,806  $ 45,765
         Utility services                48,168   43,191     81,321    73,659
                                       --------  -------   --------   -------

           Total                       $ 60,979 $ 55,349 $  136,127  $119,424
                                        =======  =======  =========   =======

        Net Income:
         Energy resources              $  7,971 $  8,100 $   37,871  $ 32,558
         Utility services                28,388   22,695     41,148    32,158
                                         ------   ------  ---------   -------
           Total                       $ 36,359 $ 30,795 $   79,019  $ 64,716
                                        =======  =======  =========   =======

        Management's Discussion and Analysis of Financial Condition and Results of Operations

        OVERVIEW

              Consolidated net income for the quarter ended March 31, 1994 was $36.4 million, or $1.05 per share, compared with $30.8 million, or $.98 per share, for the quarter ended March 31, 1993. The 18 percent increase in income is due primarily to higher margins realized from utility service operations reflecting colder weather.

              Consolidated net income for the twelve months ended March 31, 1994 was $79.0 million, or $2.39 per share, compared with $64.7 million, or $2.06 per share, for the twelve months ended March 31, 1993. The 22 percent increase in income is due primarily to increased margins from utility service operations and increases in production and average wellhead prices for natural gas.

        RESULTS OF OPERATIONS

        ENERGY RESOURCES
        ________________

              Operating revenues were $259.9 million for the quarter ended March 31, 1994 compared with $124.5 million for the quarter ended March 31, 1993. Operating revenues for the twelve months ended March 31, 1994 were $878.5 million compared with $491.4 million for the twelve months ended March 31, 1993. The increase in revenues for the current periods is due primarily to increases in gas marketing activity, production and average wellhead prices for natural gas and increased production of natural gas liquids which were partially offset by lower prices for oil and natural gas liquids. The increase in marketed natural gas and production of natural gas liquids is due primarily to the acquisition of Louisiana Intrastate Gas Company (LIG) on June 30, 1993.

                                     Three Months Ended  Twelve Months Ended
                                          March 31,           March 31,
        Energy Resources               1994      1993      1994      1993

        Operating Revenues (thousands):
          Natural Gas:
            Production             $ 39,364  $ 29,799  $130,924   $101,774
            Marketing               194,611    75,200   625,241    293,884
            Oil                       6,207     9,359    31,024     42,242
          Natural Gas Liquids        13,040     5,392    54,769     20,943
          Direct Billing Settlements      -         -     7,815      7,815
          Other                       6,664     4,703    28,724     24,767
                                    -------   -------   -------    -------
              Total Revenues       $259,886  $124,453  $878,497   $491,425
                                    =======   =======   =======    =======
        Sales Quantities:
          Natural Gas (MMcf):
            Production               15,283    13,095    55,738     49,008
            Marketing                79,641    34,911   262,761    136,495
          Oil (MBls)                    510       549     2,073      2,302
          Natural Gas Liquids
            (thousands of gallons)   51,896    15,748   198,339     62,184


          Cost of gas purchased amounted to $201.9 million for the quarter ended March 31, 1994 compared with $77.6 million for the quarter ended March 31, 1993. Gas purchases for the twelve months ended March 31, 1994 amounted to $658.1 million compared with $302.5 million for the twelve months ended March 31, 1993. The increased cost for the current periods reflects the increase in volume of marketed natural gas and requirements for the higher production level of natural gas liquids.

          Other operating expenses were $45.2 million for the quarter ended March 31, 1994 compared with $34.7 million for the quarter ended March 31, 1993. Other operating expenses for the twelve months ended March 31, 1994 were $165.6 million compared with $143.1 million for the twelve months ended March 31, 1993. Increases for the current periods are attributed to increased production expenses and depreciation and depletion related to the acquisition of LIG on June 30, 1993, as well as the higher level of natural gas production.

          Operating income was $12.8 million for the quarter ended March 31, 1994 compared with $12.2 million for the quarter ended March 31, 1993. Operating income for the twelve months ended March 31, 1994 was $54.8 million compared with $45.8 million for the twelve months ended March 31, 1993. The increases for the current periods are attributed to increases in production and average wellhead prices for natural gas.

          The Company expects 1994 gas and oil production to be 15 to 20 percent greater than 1993 levels. Average wellhead gas prices for the first quarter of 1994 were $.30/Mcf higher than the first quarter of 1993 due in part to the high winter demand resulting from extremely cold weather experienced throughout most of the eastern
        United States. The Company believes that the need to refill storage pools depleted to meet the high winter demand, plus a growing interest in security of supply following the recent cold weather, should sustain the strength in wellhead gas prices.

        UTILITY SERVICES
        ________________

          Operating revenues, which are derived principally from the sale and transportation of natural gas, were $197.6 million for the quarter ended March 31, 1994 compared with $159.3 million for the quarter ended March 31, 1993. The increase in revenues is the result of increased retail gas sales due primarily to colder weather and increased retail rates to pass-through higher gas costs to customers. Operating revenues were $435.6 million for the twelve months ended March 31, 1994 compared with $390.3 million for the twelve months ended March 31, 1993. The increase in revenues is the result of increased retail gas sales reflecting colder weather, the return to gas sales of some commercial and industrial customers previously using transportation service, and the full-year impact of a retail rate increase for Pennsylvania customers that went into effect in July of 1992. The implementation of Order 636 has resulted in a shift of utility revenues from pipeline sales to marketed gas sales.

                                     Three Months Ended  Twelve Months Ended
                                          March 31,           March 31,
        Utility Services               1994      1993      1994      1993

        Operating Revenues (thousands):
          Retail Gas Sales          $170,648 $136,392  $348,568   $301,759
          Pipeline Gas Sales              62    6,035     6,284     25,294
          Transportation Service      14,251   13,270    45,741     48,327
          Storage Service              2,157    1,477     7,607      5,602
          Marketed Gas Sales           8,401        -    18,601          -
          Other                        2,067    2,171     8,737      9,363
                                     -------  -------   -------    -------
            Total Revenues          $197,586 $159,345  $435,538   $390,345
                                     =======  =======   =======    =======

        Sales Quantities (MMcf):
          Retail Gas Sales            22,024   18,283    43,723     37,817
          Pipeline Gas Sales              16    1,358     1,472      6,067
          Transportation              11,092   10,329    67,035     63,272
          Marketed Gas                 2,981        -     7,033          -
          Heating Degree Days (Normal:
            Quarter-2,995; Annual-5,968)
                                       3,182    2,798     6,012      5,679

              Cost of gas purchased amounted to $97.0 million for the quarter ended March 31, 1994 compared with $73.3 million for the quarter ended March 31, 1993. The increase in the cost of gas purchased is the result of the increase in retail sales volumes and the pass-through of higher costs in rates to retail customers. Gas purchases amounted to $177.3 million for the twelve months ended March 31, 1994 compared with $165.8 million for the twelve months ended March 31, 1993. The increase is the result of higher retail sales volumes.

              Other operating expenses amounted to $52.4 million for the quarter ended March 31, 1994 compared with $42.8 million for the quarter ended March 31, 1993. The increase is attributed primarily to provisions for estimated interstate rate refunds and higher taxes other than income related to increased sales. Other operating expenses were $177.0 million for the twelve months ended March 31, 1994 compared with $150.8 million for the twelve months ended March 31, 1993. The increase reflects the recording of the provision for estimated interstate rate refunds, higher taxes other than income related to increased sales, and increased depreciation.

              Operating income was $48.2 million for the quarter ended March 31, 1994 compared with $43.2 million for the quarter ended March 31, 1993. The increase in operating income is due primarily to increased retail sales reflecting colder weather. Operating income for the twelve months ended March 31, 1994 was $81.3 million compared with $73.7 million for the twelve months ended March 31, 1993. The increase in operating income is due to increased retail gas sales reflecting colder weather and the full-year impact of a retail rate increase for Pennsylvania customers that went into effect in July of 1992.

        CAPITAL RESOURCES AND LIQUIDITY

        Operating Activities
        ____________________

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

        Investing Activities
        ____________________

              The Company's business requires major ongoing expenditures for replacements, improvements and additions to utility plant and continuing development and expansion of its energy resources. A total of $151.2 million has been authorized for the 1994 capital expenditure program, of which 60 percent is allocated to Energy Resources. Capital expenditures for the three months ended March 31, 1994 were $24.5 million.

              Short-term loans are used as interim financing for a portion of capital expenditures. The Company expects to finance its 1994 capital expenditures with cash generated from operations and temporarily with short-term loans.

        Financing Activities
        ____________________

              The Company believes it has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At March 31, 1994, $167.1 million of commercial paper and $18.1 million of bank loans were outstanding at an average interest rate of 3.49 percent. Lines of credit currently available to the Company total $325 million which require commitment fees averaging one-tenth of one percent. Adequate lines of credit are expected to continue to be available in the future.

              The Company intends to file a shelf registration by May 31, 1994 for the issuance of $100 million of Medium-Term Notes -- Series C. Proceeds from issuance of the Medium-Term Notes will be used to repay short-term loans incurred to finance a portion of capital expenditures and acquisitions.

        Balance Sheet Changes
        _____________________

              The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to rate payers. Changes in deferred purchased gas cost do not affect results of operations due to regulatory procedures for recovery of purchased gas cost in rates. Gas stored underground--current inventory decreased reflecting higher withdrawals to meet the demand caused by colder weather. The increase in Energy Resource property, plant and equipment and accumulated depreciation, accounts receivable, accounts payable, prepaid expenses and other current assets, deferred income taxes, other current liabilities and other deferred credits compared to March 31, 1993 are due primarily to the acquisition of LIG. The increase in regulatory assets since March 31, 1993 is due to accounting for income taxes applicable to rate regulated operations.

                             PART II.  OTHER INFORMATION


          Item  6.  Exhibits and Reports on Form 8-K

                    (a)   Exhibits:

                          None

                    (b) Reports on Form 8-K during the quarter ended March 31, 1994:

                          None

                                      Signature






                                          17







                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             EQUITABLE RESOURCES, INC.
                                         ----------------------------------
                                                    (Registrant)





                                                s/ Joseph L. Giebel
                                         ---------------------------------
                                                  Joseph L. Giebel
                                            Vice President - Accounting
                                                 and Administration
                                              Chief Accounting Officer




          Date:  May 13, 1994