Form 10-Q
period 1994-06-30
EQUITABLE RESOURCES INC /PA/
filed 1994-08-12
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q

 (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                                             Outstanding at
        Class                                 June 30, 1994

 Common stock, no par value                 34,521,321 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Index




                                                Page No.

Part I.  Financial Statements:

Statements of Consolidated Income for the Three
Months Ended June 30, 1994 and 1993, the Six
Months Ended June 30, 1994 and 1993 and the
Twelve Months Ended June 30, 1994 and 1993          1

Statements of Consolidated Cash Flows
for the Three Months Ended June 30, 1994 and
1993, the Six Months Ended June 30, 1994 and
1993, and the Twelve Months Ended June 30,
1994 and 1993                                       2

consolidated Balance Sheets, June 30, 1994
and 1993 and December 31, 1993                    3 - 4

Long-Term Debt, June 30, 1994 and 1993              5

Notes to Consolidated Financial Statements          6

Gas Produced, Purchased and Sold                 7 - 12

Information by Business Segment                    13

Management's Discussion and Analysis of
Financial Condition and Results of Operations    14 - 17

Part II.  Other Information                        18

Signature                                          19



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                        Statements of Consolidated Income
                      (Thousands Except Per Share Amounts)


                       Three Months Ended   Six Months Ended   Twelve Months Ended
                            June 30,            June 30,            June 30,
                         1994      1993       1994    1993      1994      1993

Operating Revenues      $316,122  $207,782 $755,660  $477,601 $1,372,853 $883,415
Cost of Gas Purchased    221,331   121,903  502,977   259,269    887,865  463,512

 Net operating revenues   94,791    85,879  252,683   218,332    484,988  419,903

Operating Expenses:
 Operation                45,244    40,032   96,132    80,189    190,363  161,674
 Maintenance               7,719     6,984   14,847    13,009     30,862   27,015
 Depreciation and
   depletion              22,434    16,803   45,328    34,452     87,770   68,378
 Taxes other than income   9,340     8,082   25,343    21,355     43,790   38,112

   Total operating
   expenses               84,737    71,901  181,650   149,005    352,785  295,179

Operating Income          10,054    13,978   71,033    69,327    132,203  124,724

Other Income                 176      (145)     508       138      2,076    1,554
Interest Charges          10,931     8,633   20,929    17,697     41,960   34,883

Income (Loss)
   Before Income Taxes      (701)    5,200   50,612    51,768     92,319   91,395

Income Taxes (Benefits)   (6,758)   (3,631)   8,196    12,142     16,074   21,474

Net Income              $  6,057  $  8,831 $ 42,416  $ 39,626 $   76,245 $ 69,921


Average Common
  Shares Outstanding      34,506    31,429   34,492    31,418     33,780   31,390


Earnings Per Share of
 Common Stock               $.18     $.28     $1.23    $1.26       $2.26    $2.23

Dividends Per Share of
 Common Stock               $  -     $  -     $ .57   $  .54       $1.13    $1.07





                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Statements of Consolidated Cash Flows
                                               (Thousands)


                                   Three Months Ended    Six Months Ended    Twelve Months Ended
                                        June 30,              June 30,             June 30,
                                     1994       1993       1994      1993        1994      1993

Cash Flows from Operating Activities:
 Net Income                        $  6,057   $  8,831   $ 42,416  $ 39,626   $ 76,245  $ 69,921

 Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
   Depreciation and depletion        22,434     16,803     45,328    34,452     87,770    68,378
    Deferred income taxes (benefits) (4,748)    (2,221)    (3,924)   (3,912)       744     1,885
    Other - net                         275       (268)     3,355     2,002      2,672      (115)
    Changes in other assets and liabilities:
      Accounts receivable and
      unbilled revenues              67,279     28,101      4,466    16,608    (34,494)  (14,433)
      Gas stored underground         (6,134)   (21,922)    10,514   (15,838)    21,276   (35,719)
      Material and supplies          (2,330)       (67)    (2,568)    1,522     (4,799)    1,134
      Deferred purchased gas cost    (5,563)    (5,284)     2,368     6,310    (17,966)   (6,293)
      Prepaid expenses and other      4,562      5,509        339     4,347     (5,685)   10,434
      Regulatory assets              (1,333)    (1,787)    (2,587)   (2,494)   (18,750)   (5,364)
      Accounts payable              (28,015)    15,372     (6,796)   12,182       (231)   31,410
      Accrued taxes                 (15,153)   (14,564)     2,050     1,224      1,850       368
      Refunds due customers           2,055     (1,926)     3,964    (2,363)     8,864     1,658
      Other - net                     7,133      9,284      2,088    (3,712)     2,889    12,332

        Total adjustments            40,462     27,030     58,597    50,328     44,140    65,675
          Net cash
          provided by operating
          activities                 46,519     35,861    101,013    89,954    120,385   135,596

Cash Flows from Investing Activities:
 Capital expenditures:
   Energy resources                 (25,311)  (206,660)   (40,200) (225,045)  (111,400) (256,336)
   Utility services                 (10,659)   (11,312)   (20,306)  (19,517)   (43,955)  (45,982)
 Proceeds from sale of property         284        319        515       743      1,042     6,785
   Net cash used in
   investing activities             (35,686)  (217,653)   (59,991) (243,819)  (154,313) (295,533)
Cash Flows from Financing Activities:
 Issuance of common stock               395         43        874       233    113,053     1,220
 Purchase of treasury stock               -          -          -       (18)       (10)     (116)
 Dividends paid                      (9,835)    (8,486)   (19,662)  (16,967)   (37,974)  (33,485)
 Proceeds from issuance of long-
   term debt                              -          -     43,185    31,775     43,112    56,134
 Repayments and retirements of
   long-term debt                         -          -     (1,971)  (16,445)    (1,971)  (25,020)
 Increase (decrease) in
 short-term loans                     2,700    214,000    (66,000)  170,500    (96,600)  177,000
   Net cash provided (used) by
    financing activities             (6,740)   205,557    (43,574)  169,078     19,610   175,733

Increase (decrease) in cash
and cash equivalents                  4,093     23,765     (2,552)   15,213    (14,318)   15,796

Cash and cash equivalents at beginning
of period                             8,392      3,038     15,037    11,590     26,803    11,007

Cash and cash equivalents
at end of period                   $ 12,485  $  26,803  $  12,485  $ 26,803   $ 12,485  $ 26,803

Cash paid during the period for:
 Interest (net of
 amount capitalized)             $    6,097   $  4,717  $  18,693  $ 15,399   $ 37,886  $ 31,571

 Income taxes                    $    8,792   $ 13,375  $   6,511  $ 14,589   $ 19,469  $ 19,047




                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)



                                               June 30,         December 31,
                                            1994       1993         1993

               ASSETS

Property, Plant and Equipment
 (Successful Efforts Method):
   Energy resources                      $1,240,782 $1,171,651   $1,203,599
   Less accumulated depreciation
    and depletion                           332,130    309,413      298,370

    Net energy resources                    908,652    862,238      905,229

   Utility services                         919,018    867,485      903,238
   Less accumulated depreciation
    and depletion                           269,023    249,908      260,043

    Net utility services                    649,995    617,577      643,195

          Net property, plant
            and equipment                 1,558,647  1,479,815    1,548,424


Current Assets:
 Cash and cash equivalents                   12,485     26,803       15,037
 Accounts receivable (less accumulated
   provision for doubtful accounts:
   June 30, 1994, $13,079; 1993, $11,155;
   December 31, 1993, $10,106)              189,802    154,366      171,626
 Unbilled revenues                            2,238      2,705       27,853
 Gas stored underground - current inventory   7,545     28,821       18,059
 Material and supplies                       14,829     10,030       12,261
 Deferred purchased gas cost                 14,780     (3,186)      17,148
 Deferred income taxes                        2,210      7,004        4,805
 Prepaid expenses and other                  23,638     20,723       23,977

    Total current assets                    267,527    247,266      290,766

Other Assets:
 Regulatory assets                           89,611     70,861       87,024
 Other                                       26,664     27,646       25,498

    Total other assets                      116,275     98,507      112,522

       Total                             $1,942,449 $1,825,588   $1,951,712


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)


                                                June 30,        December 31,
                                            1994       1993         1993

    CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stockholders' equity:
   Common stock, no par value, authorized
    80,000 shares; shares issued June 30,
    1994, 35,139; June 30, 1993, 32,051;
    December 31, 1993, 35,087            $  224,004  $  110,429  $  222,801
   Retained earnings                        543,187     504,917     520,433
   Treasury stock, shares at
    cost June 30, 1994,
    618; June 30, 1993, 621;
    December 31, 1993, 622                 (14,538)     (14,613)    (14,623)
   Foreign Currency Translation             (1,278)           -        (581)

      Total common stockholders' equity    751,375      600,733     728,030

 Long-term debt                            422,425      378,670     378,845
      Total capitalization               1,173,800      979,403   1,106,875

Current Liabilities:
 Long-term debt payable within one year          -        1,971       1,971
 Short-term loans                          187,900      284,500     253,900
 Accounts payable                          137,012      137,243     143,808
 Accrued taxes                              17,408       15,558      15,358
 Accrued interest                           12,988       12,233      12,338
 Refunds due customers                      18,170        9,306      14,206
 Customer credit balances                    1,339        1,134       7,578
 Other                                      11,763       11,116      14,061

      Total current liabilities            386,580      473,061     463,220

Deferred and Other Credits:
 Deferred income taxes                     334,527      325,621     336,678
 Deferred investment tax credits            22,635       24,126      23,178
 Other                                      24,907       23,377      21,761

      Total deferred and other credits     382,069      373,124     381,617

         Total                          $1,942,449   $1,825,588  $1,951,712



                    EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Long-Term Debt
                                    (Thousands)



                                             Annual          Maturities
                                        Debt Maturities    After One Year
                                            June 30,          June 30,
                                          1994   1993      1994       1993

8 1/4% Debentures, due July 1, 1996 (a)   $      $       $ 75,000   $ 75,000
7 1/2% Debentures, due July 1, 1999
 ($75,000 principal amount net of
 unamortized original issue discount) (a)                  70,066     69,318
9 1/2% Convertible subordinated
 debentures, due January 15, 2006                           2,359      2,852
9.9% Debentures, due April 15, 2013 (b)                    75,000     75,000
Medium-Term Notes:
 7.2% to 9.0% Series A, due 1998 thru 2021                100,000    100,000
 5.1% to 7.6% Series B, due 1995 thru 2023                100,000     56,500
Other                                             1,971

   Total                                  $      $1,971  $422,425   $378,670


<F/N>

(a) Not redeemable prior to maturity.
(b) Annual sinking fund payments of $3,750,000 are required beginning in 1999.

</F/N>


                 Equitable Resources, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994 and 1993 and the results of operations for the three, six and twelve months then ended and cash flows for the three, six and twelve months then ended. All of the adjustments are of a normal recurring nature. Certain balance sheet information contained in the prior period comparative information has been reclassified to conform with the June 30, 1994 presentation.

C. The results of operations for the three- and six-month periods ended June 30, 1994 and 1993 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At June 30, 1994, 2,906,000 shares of Common Stock were reserved as follows:
   214,000 shares for conversion of the 9 1/2% Convertible Subordinated Debentures, 666,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,725,000 shares for issuance under the Long-Term Incentive Plan, 80,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 221,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

   The Company filed a shelf registration effective June 9, 1994 to issue $100 million of Medium-Term Notes -- Series C to be used to retire short-term loans. No Series C Notes have been issued.



                                                    Three Months Ended June 30, 1994

                                  Utility  Energy
                                  Services Resources   Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                              514   14,151                    14,665

Purchased:
 Other producers                    9,660   97,278                   106,938
 Inter-segment purchases            2,351      618     (2,969)

   Total purchases                 12,011   97,896     (2,969)       106,938

   Total produced and purchased    12,525  112,047     (2,969)       121,603
Deduct:
 Net increase in gas in storage     2,822                              2,822
 Extracted natural gas liquids
   (equivalent gas volumes)                  2,205                     2,205
 System use and unaccounted for        47      533                       580

   Total                            9,656  109,309     (2,969)       115,996

Gas Sales (MMcf):
 Residential                        4,310                              4,310
 Commercial                         1,733                              1,733
 Industrial                           645                                645
 Utilities                          1,049                              1,049
 Production                                 14,151       (102)        14,049
 Marketing                          1,919   95,158     (2,867)        94,210

   Total                            9,656  109,309     (2,969)       115,996

Natural Gas Transported (MMcf)     15,788   26,248     (6,922)        35,114

Oil Produced and Sold (thousands of bls)       477                       477

Natural Gas Liquids Sold
 (thousands of gallons)                     64,378                    64,378

Average Selling Price
 Gas - Utility Sales (per Mcf)     $7.262

   - Energy Resource Production            $ 2.000

   - Energy Resource Marketing             $ 2.046

 Oil (per barrel)                          $14.443

 Natural Gas Liquids (per gallon)          $  .259




                                         Three Months Ended June 30, 1993

                                  Utility  Energy
                                  Services Resources   Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                             318   11,831                     12,149

Purchased:
 Other producers                  13,342   40,504                     53,846
 Inter-segment purchases           1,769      621      (2,390)

   Total purchases                15,111   41,125      (2,390)        53,846

   Total produced and purchased   15,429   52,956      (2,390)        65,995
Deduct:
 Net increase in gas in storage    7,454                               7,454
 Extracted natural gas liquids
   (equivalent gas volumes)                   478                        478
 System use and unaccounted for    1,048      143                      1,191

   Total                           6,927   52,335      (2,390)        56,872

Gas Sales (MMcf):
 Residential                       4,384                               4,384
 Commercial                        1,244                               1,244
 Industrial                          815                 (143)           672
 Utilities                             6                                   6
 Production                                11,831        (780)        11,051
 Marketing                                 40,504        (989)        39,515

   Total gas sales                 6,449   52,335      (1,912)        56,872

 Processed gas extracted             478                                (478)

   Total                           6,927   52,335      (2,390)        56,872

Natural Gas Transported (MMcf)    18,086               (8,925)         9,161

Oil Produced and Sold (thousands of bls)      518                        518

Natural Gas Liquids Sold
 (thousands of gallons)                    14,396                     14,396

Average Selling Price
 Gas - Utility Sales (per Mcf)    $7.661

   - Energy Resource Production           $ 2.431

   - Energy Resource Marketing            $ 2.543

 Oil (per barrel)                         $17.611

 Natural Gas Liquids (per gallon)         $  .336




                                         Six Months Ended June 30, 1994

                                  Utility  Energy
                                  Services Resources   Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                             937    29,434                     30,371

Purchased:
 Other producers                  24,943   177,912                    202,855
 Inter-segment purchases           7,113     1,584      (8,697)

   Total purchases                32,056   179,496      (8,697)       202,855

   Total produced and purchased   32,993   208,930      (8,697)       233,226
Deduct:
 Net decrease in gas in storage   (3,139)                              (3,139)
 Extracted natural gas liquids
   (equivalent gas volumes)                  3,698                      3,698
 System use and unaccounted for    1,455       999                      2,454

   Total                          34,677   204,233      (8,697)       230,213

Gas Sales (MMcf):
 Residential                      19,767                               19,767
 Commercial                        6,916                                6,916
 Industrial                        1,868                                1,868
 Utilities                         1,226                                1,226
 Production                                 29,434        (409)        29,025
 Marketing                         4,900   174,799      (8,288)       171,411

   Total                          34,677   204,233      (8,697)       230,213

Natural Gas Transported (MMcf)    26,880    47,979      14,350)        60,509

Oil Produced and Sold (thousands of bls)       987                        987

Natural Gas Liquids Sold
 (thousands of gallons)                    116,274                    116,274

Average Selling Price
 Gas - Utility Sales (per Mcf)    $7.620

   - Energy Resource Production            $ 2.299

   - Energy Resource Marketing             $ 2.227

 Oil (per barrel)                          $13.269

 Natural Gas Liquids (per gallon)          $  .255




                                          Six Months Ended June 30, 1993

                                   Utility  Energy
                                   Services Resources  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                              965    24,926                   25,891

Purchased:
 Other producers                   29,103    75,415                  104,518
 Inter-segment purchases            5,534     1,278    (6,812)

   Total purchases                 34,637    76,693    (6,812)       104,518

   Total produced and purchased    35,602   101,619    (6,812)       130,409
Deduct:
 Net increase in gas in storage     3,271                              3,271
 Extracted natural gas liquids
   (equivalent gas volumes)                     984                      984
 System use and unaccounted for     5,763       294                    6,057

   Total                           26,568   100,341    (6,812)       120,097

Gas Sales (MMcf):
 Residential                       18,411                             18,411
 Commercial                         4,978                              4,978
 Industrial                         2,178                (294)         1,884
 Utilities                             17                                 17
 Production                                  24,926    (3,713)        21,213
 Marketing                                   75,415    (1,821)        73,594

   Total gas sales                 25,584   100,341    (5,828)       120,097

 Processed gas extracted              984                (984)

   Total                           26,568   100,341    (6,812)       120,097

Natural Gas Transported (MMcf)     28,415             (16,972)        11,443

Oil Produced and Sold (thousands of bls)      1,067                    1,067

Natural Gas Liquids Sold
 (thousands of gallons)                      30,144                   30,144

Average Selling Price
 Gas - Utility Sales (per Mcf)               $7.357

   - Energy Resource Production              $2.349

   - Energy Resource Marketing               $2.363

 Oil (per barrel)                           $17.317

 Natural Gas Liquids (per gallon)           $  .339




                                         Twelve Months Ended June 30, 1994

                                   Utility  Energy
                                   Services Resources   Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                            1,944    58,058                    60,002

Purchased:
 Other producers                   47,710   320,482                   368,192
 Inter-segment purchases            9,047     3,651     (12,698)

   Total purchases                 56,757   324,133     (12,698)      368,192

   Total produced and purchased    58,701   382,191     (12,698)      428,194
Deduct:
 Net decrease in gas in storage      (206)                               (206)
 Extracted natural gas liquids
   (equivalent gas volumes)                   5,719                     5,719
 System use and unaccounted for     3,951       999                     4,950

   Total                           54,956   375,473     (12,698)      417,731

Gas Sales (MMcf):
 Residential                       31,336                              31,336
 Commercial                        10,173                                         10,173
 Industrial                         3,280                   (46)        3,234
 Utilities                          1,241                               1,241
 Production                                  58,058        (415)       57,643
 Marketing                          8,952   317,415     (12,263)      314,104

   Total gas sales                 54,982   375,473     (12,724)      417,731

 Processed gas extracted              (26)                   26

   Total                           54,956   375,473     (12,698)      417,731

Natural Gas Transported (MMcf)     64,737    98,638     (32,006)      131,369

Oil Produced and Sold (thousands of bls)      2,032                     2,032

Natural Gas Liquids Sold
 (thousands of gallons)                     248,321                   248,321

Average Selling Price
 Gas - Utility Sales (per Mcf)    $ 7.777

   - Energy Resource Production             $ 2.247

   - Energy Resource Marketing              $ 2.259

 Oil (per barrel)                           $14.172

 Natural Gas Liquids (per gallon)           $  .268





                                                    Twelve Months Ended June 30, 1993

                                   Utility  Energy
                                   Services Resources  Eliminations   Consolidated


Gas Produced, Purchased and Sold (MMcf):
Produced                            2,284    49,765                             52,049

Purchased:
 Other producers                   53,762   141,838                   195,600
 Inter-segment purchases            8,716     2,611    (11,327)

   Total purchases                 62,478   144,449    (11,327)       195,600

   Total produced and purchased    64,762   194,214    (11,327)       247,649
Deduct:
 Net increase in gas in storage     6,770                               6,770
 Extracted natural gas liquids
   (equivalent gas volumes)                   2,015                     2,015
 System use and unaccounted for    12,812       596                    13,408

   Total                           45,180   191,603    (11,327)       225,456

Gas Sales (MMcf):
 Residential                       30,006                              30,006
 Commercial                         7,837                                          7,837
 Industrial                         5,276                 (596)         4,680
 Utilities                             46                                  46
 Production                                  49,765     (4,853)        44,912
 Marketing                                  141,838     (3,863)       137,975

   Total gas sales                 43,165   191,603     (9,312)       225,456

 Processed gas extracted            2,015               (2,015)

   Total                           45,180   191,603    (11,327)       225,456

Natural Gas Transported (MMcf)     63,456              (35,149)        28,307

Oil Produced and Sold (thousands of bls)      2,234                     2,234

Natural Gas Liquids Sold
 (thousands of gallons)                      62,282                    62,282

Average Selling Price
 Gas - Utility Sales (per Mcf)     $7.269

   - Energy Resource Production             $ 2.267

   - Energy Resource Marketing              $ 2.363

 Oil (per barrel)                           $18.054

 Natural Gas Liquids (per gallon)           $  .344




                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                        Information by Business Segment
                                  (Thousands)


                          Three Months Ended   Six Months Ended    Twelve Months Ended
                               June 30,             June 30,             June 30,
                          1994       1993      1994        1993      1994       1993

Operating Revenues:
  Energy resources        $253,187  $150,068  $513,073  $274,521  $  981,616  $541,852
  Utility services          71,220    67,342   268,806   226,687     439,416   390,405
  Sales between
    segments                (8,285)   (9,628)  (26,219)  (23,607)    (48,179)  (48,842)

     Total                $316,122  $207,782  $755,660  $477,601  $1,372,853  $883,415

Operating Income:
  Energy resources        $  4,449  $ 10,648  $ 17,260  $ 22,806  $   48,607  $ 51,984
  Utility services           5,605     3,330    53,773    46,521      83,596    72,740

    Total                 $ 10,054  $ 13,978  $ 71,033  $ 69,327  $  132,203  $124,724

Net Income (Loss):
  Energy resources        $  4,964  $  9,291  $ 12,935  $ 17,391  $   33,544  $ 38,260
  Utility services           1,093     (460)    29,481    22,235      42,701    31,661

    Total                 $  6,057  $  8,831  $ 42,416  $ 39,626  $   76,245  $ 69,921



Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Consolidated net income for the quarter ended, June 30, 1994 was $6.1 million or $.18 per share, compared with $8.8 million, or $.28 per share, for the quarter ended June 30, 1993. The decrease in income is due primarily to lower prices for produced natural gas, oil and natural gas liquids.

    Consolidated net income for the six
months ended June 30, 1994 was $42.4
million, or $1.23 per share, compared with $39.6 million, or $1.26 per share for the six months ended June 30, 1993. Net income for the twelve months ended June
30, 1994 was $76.2 million, or $2.26 per share, compared with $69.9 million, or
$2.23 per share, for the twelve months
ended June 30, 1993. The increase in income for the six- and twelve-month periods is due primarily to increased margins from utility service operations and increased natural gas production which were partially offset by lower selling prices for produced natural gas, oil and natural gas liquids.

RESULTS OF OPERATIONS

ENERGY RESOURCES

    Operating revenues were $253.2 million for the quarter ended June 30, 1994 compared with $150.1 million for the quarter ended June 30, 1993, $513.1 million for the six months ended June 30, 1994 compared with $274.5 million for the six months ended June 30, 1993, and $981.6 million for the twelve months ended June
30, 1994 compared with $541.9 million for the twelve months ended June 30, 1993.
The increase in revenues for the current
 eriods is due primarily to increases in
gas marketing activity and production of natural gas liquids which reflect the June
1993 acquisition of Louisiana Intrastate
Gas Company (LIG).  Also,
an increase in natural gas production
of approximately 18 percent for the
six- and twelve-month periods more than offset the impact of lower wellhead prices.



                     Three Months Ended    Six Months Ended Twelve Months Ended
                           June 30,            June 30,           June 30,
                       1994      1993      1994      1993      1994     1993

ENERGY RESOURCES
Operating Revenues (thousands):
  Natural Gas:
   Production       $  28,308 $  28,757 $  67,672 $  58,556 $130,476 $112,842
   Marketing          194,659   103,017   389,270   178,217  716,883  335,217
  Oil                   6,884     9,117    13,091    18,476   28,791   40,331
  Natural Gas Liquids  16,642     4,839    29,682    10,231   66,572   21,397
  Direct Billing
   Settlements              -         -         -         -    7,815    7,815
  Other                 6,694     4,338    13,358     9,041   31,079   24,250
   Total Revenues    $253,187  $150,068  $513,073  $274,521 $981,616 $541,852

Sales Quantities:
  Natural Gas (MMcf):
   Production          14,151    11,831    29,434    24,926   58,058   49,765
   Marketing           95,158    40,504   174,799    75,415  317,415  141,838
  Oil (MBls)              477       518       987     1,067    2,032    2,234
  Natural Gas Liquids
   (thousands of
   gallons)            64,378    14,396   116,274    30,144  248,321    62,282


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Cost of gas purchased amounted to $205.4 million for the quarter ended June
30, 1994 compared with $105.2 million for the quarter ended June 30, 1993, $407.3 million for the six months ended June 30, 1994 compared with $182.7 million for the six months ended June 30, 1993 and $758.3 million for the twelve months ended June
30, 1994 compared with $344.5 million for the twelve months ended June 30, 1993.
The increased cost for the current periods reflects the increase in volume of marketed natural gas and increased requirements due to the higher production level of natural gas liquids.


    Other operating expenses were $43.3 million for the quarter ended June 30, 1994 compared with $34.3 million for the quarter ended June 30, 1993, $88.5 million for the six months ended June 30, 1994 compared with $69.0 million for the six months ended June 30, 1993 and $174.7 million for the twelve months ended June 30, 1994 compared with $145.4 million for the twelve months ended June 30, 1993.
Increases for the current periods are attributed to the acquisition of LIG, as well as the higher level of natural gas production.

    Operating income was $4.5 million for the quarter ended June 30, 1994 compared with $10.6 million for the quarter ended June 30, 1993, $17.3 million for the six months ended June 30, 1994 compared with $22.8 million for the six months ended
June 30, 1993 and $48.6 million for the
twelve months ended June 30, 1994 compared with $52.0 million for the twelve months ended June 30, 1993. The decreases for the current periods are due primarily to lower selling prices for produced natural gas, oil and natural gas liquids, a portion of which was offset by increased production of natural gas.


UTILITY SERVICES

    Operating revenues, which are derived
principally from the sale and
transportation of natural gas, were $71.2 million for the quarter ended June 30, 1994 compared with $67.3 million for the quarter ended June 30, 1993. The increase in revenues is the result of increased retail rates to pass-through higher gas costs to customers and gas to commercial and industrial customers previously using transportation service.
Operating revenues were $268.8
million for the six months ended June 30, 1994 compared with $226.7 million for the six months ended June 30, 1993 and $439.4 million for the twelve months ended June
30, 1994 compared with $390.4 million for the twelve months ended June 30, 1993.
The increase in revenues for the six- and twelve-month periods is the result of increased retail gas sales to commercial and industrial customers previously using transportation service and colder weather. The implementation of Federal Energy Regulatory Commission (FERC)
Order 636 has resulted in a shift from
pipeline gas sales to marketed gas sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                     Three Months Ended  Six Months Ended  Twelve Months Ended
                          June 30,            June 30,           June 30,
                        1994    1993      1994     1993     1994      1993

UTILITY SERVICES
Operating Revenues (thousands):
 Retail Gas Sales      $56,171 $47,998  $226,819 $184,390  $356,741 $300,899
 Pipeline Gas Sales         15   5,098        77   11,133     1,201   27,129
 Transportation Service  6,086  10,361    20,337   23,631    41,466   47,747
 Storage Service         2,382   1,376     4,539    2,853     8,613    5,605
 Marketed Gas Sales      4,463       -    12,864        -    23,064        -
 Other                   2,103   2,509     4,170    4,680     8,331    9,025
   Total Revenues      $71,220 $67,342  $268,806 $226,687  $439,416 $390,405

Sales Quantities (MMcf):
 Retail Gas Sales        7,732   5,966    29,756   24,249    45,488   38,941
 Pipeline Gas Sales          5     961        21    2,319       516    6,239
 Transportation         15,788  18,086    26,880   28,415    64,737   63,456
 Marketed Gas            1,919       -     4,900        -     8,952        -
 Heating Degree Days
    - Actual               644     623     3,826    3,421     6,033    5,625
      - Normal             712     712     3,728    3,728     5,968    5,968



    Cost of gas purchased amounted to $23.6 million for the quarter ended June
30, 1994 compared with $25.6 million for the quarter ended June 30, 1993. The decrease in the cost of gas purchased is due primarily to the cessation of pipeline sales pursuant to FERC Order 636.
Gas purchases amounted to $120.6
million for the six months ended June
30, 1994, compared with $98.9 million
for the six months ended June 30, 1993 and $175.3 million for the twelve months ended
June 30, 1994 compared with $165.7
million for the twelve months ended June 30, 1993.
The increase in the cost of
gas purchased for the six- and twelve-month periods is the result of the increase in sales volumes and the pass-through of higher costs in rates to retail customers.

    Other operating expenses amounted to $42.0 million for the quarter ended June
30, 1994 compared with $38.4 million for the quarter ended June 30, 1993 and $94.4 million for the six months ended June 30, 1994 compared with $81.3 million for the six months ended June 30, 1993. The increases for the three- and six-month periods are attributed primarily to provisions for estimated interstate rate refunds and higher taxes other than income related to increased sales. Other operating expenses were $180.4 million for the twelve months ended June 30, 1994 compared with $152.0 million for the twelve months ended June 30, 1993. The increase reflects the provision for estimated interstate rate refunds, higher taxes other than income related to increased sales, and increased depreciation.


    Operating income was $5.6 million for the quarter ended June 30, 1994 compared with $3.3 million for the quarter ended June 30, 1993. The increase in operating income is due primarily to increased margins from pipeline operations.
Operating income was $53.8 million for the six months ended June 30, 1994 compared with $46.5 million for the six months ended
June 30, 1993 and $83.6 million for
the twelve months ended June 30, 1994
compared with $72.7 million for the twelve months ended June 30, 1993. The increase in operating income for the six- and twelve-month periods is due to increased retail gas sales reflecting colder weather and higher margins from pipeline operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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


Investing Activities


   The Company's business requires major
ongoing expenditures for replacements,
improvements and additions to utility plant and continuing development and expansion of its energy resources. A total of $151.2 million has been authorized for the 1994 capital expenditure program, of which 60 percent is allocated to Energy Resources. Capital expenditures for the six months ended June 30, 1994 were $60.5 million.



   Short-term loans are used as interim
financing for a portion of capital
expenditures. The Company expects to finance its 1994 capital expenditures with cash generated from operations and temporarily with short-term loans.

Financing Activities

   The Company believes it has adequate
borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements.
At June 30, 1994, $168.4 million
of commercial paper and $19.5 million of bank loans were outstanding at an average interest rate of 4.36 percent. Lines of credit currently available to the Company total $325 million which require commitment fees averaging one-tenth of one percent. Adequate lines of credit are he expected to continue to be available in the future.


   The Company filed a shelf registration effective
June 9, 1994 to issue $100
million of Medium-Term Notes -- Series C to be used to retire short-term loans.
No Series C Notes have been issued.


Balance Sheet Changes

   The changes in deferred purchased
gas cost are due to the timing of pass-
through of gas costs to rate payers. Changes in deferred purchased gas cost do not affect results of operations due to regulatory procedures for recovery of purchased gas cost in rates. Gas stored underground-- current inventory decreased reflecting higher withdrawals to meet the demand caused by colder weather. The increase in regulatory assets since June 30, 1993 is due primarily to accounting for income taxes and postretirement benefits other than pensions applicable to rate regulated operations.

                         PART II.  OTHER INFORMATION

Item 4.     Results of Votes of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 27, 1994.

       (c)  Brief description of matters voted upon:

            (1) Elected the named directors to serve three-year terms as follows:

                                           Shares Voted        Shares Voted
                      Director                 For                Against

               Clifford A. Alexander, Jr.   26,748,169            384,593
               E. Lawrence Keyes, Jr.       27,013,436            119,326
               Thomas A. McConomy           27,009,876            122,886
               Malcolm M. Prine             27,008,307            124,455


            (2) Ratified appointment of Ernst & Young as independent auditors for the year ended December 31, 1994. Vote was 26,987,091 shares for; 65,305 shares against and 80,366 shares abstained.

            (3) Approved the 1994 Equitable Resources, Inc. Non-Employee
                Directors' Stock Incentive Plan. Vote was 21,091,909 shares for; 3,665,169 shares against and 354,391 shares abstained.

            (4) Approved the 1994 Equitable Resources, Inc. Long-Term
                Incentive Plan. Vote was 18,344,201 shares for; 6,399,150 shares against and 369,116 shares abstained.

            (5) Rejected a shareholder proposal regarding the Coalition for
                Environmentally Responsible Economies (CERES) Principles. Vote was 19,300,301 shares against; 2,374,569 shares for and 3,387,599 shares abstained.


Item  6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K during the period ended June 30, 1994:

            None

                                  Signature





    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   EQUITABLE RESOURCES, INC.
                                         (Registrant)





                                      s/ Joseph L. Giebel
                                        Joseph L. Giebel
                                  Vice President - Accounting
                                      and Administration
                                   Chief Accounting Officer

















Date:  August 11, 1994