Form 10-Q
period 1994-09-30
EQUITABLE RESOURCES INC /PA/
filed 1994-11-10
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               _____________

                                 FORM 10-Q

 (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                                             Outstanding at
        Class                              September 30, 1994

 Common stock, no par value                 34,535,436 shares

               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Index




                                                    Page No.

 Part I.  Financial Statements:

  Statements of Consolidated Income for the Three
   Months Ended September 30, 1994 and 1993,
   the Nine Months Ended September 30, 1994
   and 1993 and the Twelve Months Ended
   September 30, 1994 and 1993                          1

  Statements of Consolidated Cash Flows
   for the Three Months Ended September 30, 1994
   and 1993, the Nine Months Ended September 30,
   1994 and 1993, and the Twelve Months Ended
   September 30, 1994 and 1993                          2

  Consolidated Balance Sheets, September 30, 1994
   and 1993 and December 31, 1993                     3 - 4

  Long-Term Debt, September 30, 1994 and 1993           5

  Notes to Consolidated Financial Statements            6

  Gas Produced, Purchased and Sold                   7 - 12

  Information by Business Segment                      13

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations     14 - 17

 Part II.  Other Information                           18

 Signature                                             19



                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                    Statements of Consolidated Income
                                   (Thousands Except Per Share Amounts)



                           Three Months Ended          Nine Months Ended         Twelve Months Ended
                              September 30,              September 30,              September 30,

                           1994        1993          1994        1993           1994         1993

Operating Revenues        $297,712     $272,745    $1,053,372     $750,346     $1,397,820  $1,011,731
Cost of Gas Purchased      200,089      167,737       703,066      427,006        920,217     569,111
                           -------      -------     ---------      -------      ---------   ---------

 Net operating revenues     97,623      105,008       350,306      323,340        477,603     442,620
                           -------      -------     ---------      -------      ---------   ---------

Operating Expenses:
 Operation                  46,983       45,001       143,115      125,190        192,345     169,604
 Maintenance                 8,327        7,599        23,174       20,608         31,590      27,571
 Depreciation and
   depletion                23,265       20,749        68,593       55,201         90,286      72,447
 Taxes other than income     6,201        6,872        31,544       28,227         43,119      37,845
                           -------      -------     ---------      -------      ---------   ---------

   Total operating
   expenses                 84,776       80,221       266,426      229,226        357,340     307,467
                           -------      -------     ---------      -------      ---------   ---------

Operating Income            12,847       24,787        83,880       94,114        120,263     135,153
Other Income                   810          125         1,318          263          2,761       1,381
Interest Charges            11,387       10,811        32,316       28,508         42,536      37,448
                           -------      -------     ---------      -------      ---------   ---------

Income  Before
 Income Taxes                2,270       14,101        52,882       65,869         80,488      99,086

Income Taxes (Benefits)       (111)       5,489         8,085       17,631         10,474      27,714
                           -------      -------     ---------      -------      ---------   ---------

Net Income              $    2,381     $  8,612    $   44,797     $ 48,238     $   70,014  $   71,372
                           =======      =======     =========      =======      =========    ========


Average Common
 Shares Outstanding         34,526       32,195        34,503       31,728         34,492      31,645
                            ======       ======        ======       ======         ======      ======

Earnings Per Share of
 Common Stock                 $.07         $.27         $1.30        $1.52          $2.03       $2.26
                               ===          ===          ====         ====           ====        ====

Dividends Per Share of
 Common Stock                 $.28         $.27          $.85         $.81          $1.14       $1.08




                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Statements of Consolidated Cash Flows
                                               (Thousands)


                                 Three Months Ended        Nine Months Ended    Twelve Months Ended
                                    September 30,             September 30,         September 30,

                                1994          1993         1994        1993      1994       1993

Cash Flows from Operating Activities:
 Net Income                  $   2,381     $   8,612    $  44,797   $  48,238   $70,014  $  71,372
                              --------      --------     --------     -------    ------     ------

 Adjustments to Reconcile Net Income
 to Net Cash
   Provided by Operating Activities:
    Depreciation and            23,265        20,749       68,593      55,201    90,286     72,447
      depletion
    Deferred income taxes        5,826        11,014        1,902       7,102    (4,444)     7,530
      (benefits)
    Other - net                 (1,893)       (1,994)       1,462           8     2,773         60
    Changes in other assets
    and liabilities:
      Accounts receivable and
      unbilled revenues         28,277         7,140       32,743      23,748   (13,357)   (23,684)
      Gas stored underground    (7,666)          374        2,848     (15,464)   13,236     (6,909)
      Material and supplies      1,324          (982)      (1,244)        540    (2,493)       630
      Deferred purchased       (16,726)      (24,147)     (14,358)    (17,837)  (10,545)   (16,564)
        gas cost
      Prepaid expenses and other(7,133)      (17,126)      (6,794)    (12,779)    4,308     (7,483)
      Regulatory assets           (290)       (7,089)      (2,877)     (9,583)  (11,951)   (12,453)
      Accounts payable         (23,997)       (3,851)     (30,793)      8,331   (20,377)    19,936
      Accrued taxes             (7,822)       (3,160)      (5,772)     (1,936)   (2,812)     1,657
      Refunds due customers      3,139         4,048        7,103       1,685     7,955      5,622
      Other - net                3,768        (2,800)       5,856      (6,512)    9,457      3,118
                              --------      --------     --------     -------    ------     ------

        Total adjustments           72       (17,824)      58,669      32,504    62,036     43,907
                              --------      --------     --------     -------    ------     ------

          Net cash provided
          (used) by operating
          activities             2,453       (9,212)      103,466      80,742   132,050    115,279
                              --------      --------     --------     -------    ------     ------

Cash Flows from Investing Activities:
 Capital expenditures:
   Energy resources            (28,888)      (48,376)     (69,088)   (273,421)  (91,912)  (291,232)
   Utility services            (11,182)      (12,722)     (31,488)    (32,239)  (42,415)   (45,980)
 Proceeds from sale of property    290           185          805         928     1,147      6,299
                              --------      --------     --------     -------    ------     ------
    Net cash used in
    investing activities       (39,780)      (60,913)     (99,771)   (304,732) (133,180)  (330,913)
                              --------      --------     --------     -------    ------     ------

Cash Flows from Financing Activities:
 Issuance of common stock          425       112,116        1,299     112,349     1,362    112,874
 Purchase of treasury stock          -             -            -         (18)      (10)       (37)
 Dividends paid                 (9,839)       (8,490)     (29,501)    (25,457)  (39,323)   (33,927)
 Proceeds from issuance of
   long-term debt                    -             -       43,185      31,775    43,112     31,720
 Repayments and retirements
   of long-term debt                 -             -       (1,971)    (16,445)   (1,971)   (16,445)
 Increase (decrease) in
   short-term loans             50,100       (52,000)     (15,900)    118,500     5,500    125,500
                              --------      --------     --------     -------    ------     ------
   Net cash provided (used) by
    financing activities        40,686        51,626       (2,888)    220,704     8,670    219,685
                              --------      --------     --------     -------    ------     ------

Increase (decrease) in cash and
 cash equivalents                3,359       (18,499)         807      (3,286)    7,540      4,051
Cash and cash equivalents
 at beginning of period         12,485        26,803       15,037      11,590     8,304      4,253
                              --------      --------     --------     -------    ------     ------
Cash and cash equivalents
 at end of period              $15,844    $    8,304     $ 15,844  $    8,304  $ 15,844  $   8,304
                                ======      ========     ========     =======    ======     ======

Cash paid during the period for:
 Interest (net of amount
 capitalized)                  $12,287    $   12,409     $ 30,980  $   27,808  $ 37,764  $  32,807
                                ======      ========       ======    ========  ========   ========
 Income taxes                 $  2,952    $    8,206     $  9,463   $  22,795 $  14,215  $  26,411
                                ======      ========       ======    ========  ========   ========



                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                               (Thousands)



                                                 September 30,                   December 31,
                                             1994           1993                     1993

ASSETS

Property, Plant and Equipment
 (Successful Efforts Method):
   Energy resources                      $1,264,574      $1,185,796              $1,203,599
   Less accumulated
     depreciation and depletion             346,645         284,965                 298,370
                                          ---------       ---------               ---------


    Net energy resources                    917,929         900,831                 905,229
                                          ---------       ---------               ---------

   Utility services                         929,208         884,218                 903,238
   Less accumulated
     depreciation and depletion             274,667         254,196                 260,043
                                          ---------       ---------               ---------

    Net utility services                    654,541         630,022                 643,195
                                          ---------       ---------               ---------

       Net property, plant and equipment  1,572,470       1,530,853               1,548,424
                                          ---------       ---------               ---------

Current Assets:
 Cash and cash equivalents                   15,844           8,304                  15,037
 Accounts receivable (less accumulated
   provision for doubtful accounts:
   September 30, 1994, $10,986; 1993, $8,978;
   December 31, 1993, $10,106)              159,110         148,558                 171,626
 Unbilled revenues                            6,746           5,949                  27,853
 Gas stored underground - current inventory  15,211          28,447                  18,059
 Material and supplies                       13,505          11,012                  12,261
 Deferred purchased gas cost                 31,506          20,961                  17,148
 Prepaid expenses and other                  30,771          35,079                  23,977
                                          ---------       ---------               ---------
    Total current assets                    272,693         258,310                 285,961
                                          ---------       ---------               ---------
Other Assets:
 Regulatory assets                           89,901          77,950                  87,024
 Other                                       27,604          28,331                  25,498
                                          ---------       ---------               ---------
    Total other assets                      117,505         106,281                 112,522
                                          ---------       ---------               ---------
       Total                             $1,962,668      $1,895,444              $1,946,907
                                          =========       =========               =========




                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                               (Thousands)



                                                September 30,          December 31,
                                            1994            1993          1993

CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stockholders' equity:
   Common stock, no par value, authorized
    80,000 shares; shares issued September 30,
    1994, 35,153; September 30, 1993,
    35,077; December 31, 1993, 35,087   $  224,437     $   222,683    $  222,801
   Retained earnings                       535,729         505,038       520,433
   Treasury stock, shares at cost September 30,
    1994, 618; September 30, 1993, 621;
    December 31, 1993, 622                 (14,538)        (14,613)      (14,623)
   Foreign currency translation               (807)              -          (581)
                                        ----------       ---------     ---------
    Total common stockholders' equity      744,821         713,108       728,030

 Long-term debt                            408,117         378,717       378,845
                                        ----------       ---------     ---------
    Total capitalization                 1,152,938       1,091,825     1,106,875
                                        ----------       ---------     ---------
Current Liabilities:
 Long-term debt payable within one year     14,500           1,971         1,971
 Short-term loans                          238,000         232,500       253,900
 Accounts payable                          113,015         133,392       143,808
 Accrued taxes                               9,586          12,398        15,358
 Accrued interest                           11,360           9,842        12,338
 Refunds due customers                      21,309          13,354        14,206
 Deferred income taxes                       6,245           6,276        (4,805)
 Customer credit balances                    5,797           7,500         7,578
 Other                                      12,936           6,622        14,061
                                        ----------       ---------     ---------
    Total current liabilities              432,748         423,855       458,415
                                        ----------       ---------     ---------
Deferred and Other Credits:
 Deferred income taxes                     329,159         331,112       336,678
 Deferred investment tax credits            22,363          23,915        23,178
 Other                                      25,460          24,737        21,761
                                        ----------       ---------     ---------
    Total deferred and other credits       376,982         379,764       381,617
                                        ----------       ---------     ---------
       Total                            $1,962,668      $1,895,444    $1,946,907
                                         =========       =========     =========



                              EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                            Long-Term Debt
                                              (Thousands)

                                              Annual                     Maturities
                                          Debt Maturities              After One Year
                                           September 30,                September 30,

                                         1994          1993         1994           1993

8 1/4% Debentures, due July 1, 1996 (a)  $             $            $ 75,000       $ 75,000
7 1/2% Debentures, due July 1, 1999
     ($75,000 principal amount net of
     unamortized original issue discount) (a)                         70,266         69,501
9 1/2% Convertible subordinated
     debentures, due January 15, 2006                                  2,351          2,716
9.9% Debentures, due April 15, 2013 (b)                               75,000         75,000
Medium-Term Notes:
     7.2% to 9.0% Series A,
       due 1998 thru 2021                                            100,000        100,000
     5.1% to 7.6% Series B,
       due 1995 thru 2023                  14,500                     85,500         56,500
Other                                                    1,971
                                           ------        -----       -------        -------
        Total                             $14,500       $1,971      $408,117       $378,717
                                           ======        =====       =======        =======



(a)  Not redeemable prior to maturity.
(b)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.



                Equitable Resources, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1993 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994 and 1993 and the results of operations for the three, nine and twelve months then ended and cash flows for the three, nine and twelve months then ended. All of the adjustments are of a normal recurring nature. Certain balance sheet information contained in the prior period comparative information has been reclassified to conform with the September 30, 1994 presentation.

C. The results of operations for the three- and nine-month periods ended September 30, 1994 and 1993 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At September 30, 1994, 2,891,000 shares of Common Stock were reserved as follows: 213,000 shares for conversion of the 9 1/2% Convertible Subordinated Debentures, 664,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,725,000 shares for issuance under the Long-Term Incentive Plan, 80,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 209,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

     The Company filed a shelf registration effective June 9, 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. No Series C Notes have been issued.



                                                         Three Months Ended September 30, 1994
                                     Utility          Energy
                                     Services         Resources     Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                                  585            15,640                          16,225
                                      -------           -------         -------         -------

Purchased:
 Other producers                       14,049           106,161                         120,210
 Inter-segment purchases                2,157             3,850          (6,007)
                                      -------           -------         -------         -------
   Total purchases                     16,206           110,011          (6,007)        120,210
                                      -------           -------         -------         -------
   Total produced and purchased        16,791           125,651          (6,007)        136,435
Deduct:
 Net increase in gas in storage         3,184                                             3,184
 Extracted natural gas liquids
   (equivalent gas volumes)                               2,176                           2,176
 System use and unaccounted for           916               535                           1,451
                                      -------           -------         -------         -------
   Total                               12,691           122,940          (6,007)        129,624
                                      =======           =======         =======         =======
Gas Sales (MMcf):
 Residential                            1,925                                             1,925
 Commercial                             1,246                                             1,246
 Industrial                             3,967                            (3,039)            928
 Utilities                              3,400                                             3,400
 Production                                              15,640                          15,640
 Marketing                              2,153           107,300          (2,968)        106,485
                                      -------           -------         -------         -------
 Total                                 12,691           122,940          (6,007)        129,624
                                      =======           =======         =======         =======
Natural Gas Transported (MMcf)         23,437            29,965         (12,793)         40,609
                                      =======           =======         =======         =======
Oil Produced and Sold (thousands of bls)                    493                             493


Natural Gas Liquids Sold
 (thousands of gallons)                                  66,373                          66,373

Average Selling Price
 Gas - Utility Sales (per Mcf)         $4.195

     - Energy Resource Production                     $   1.734
     - Energy Resource Marketing                      $   1.800

 Oil (per barrel)                                     $  16.605

 Natural Gas Liquids (per gallon)                     $    .268




                                                         Three Months Ended September 30, 1993
                                     Utility    Energy
                                     Services   Resources           Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                                 299      13,806                                14,105
                                     -------     -------                -------        -------
Purchased:
 Other producers                       7,955      73,648                                81,603
 Inter-segment purchases                 313       1,268                 (1,581)
                                     -------     -------                -------        -------
   Total purchases                     8,268      74,916                 (1,581)        81,603
                                     -------     -------                -------        -------
   Total produced and purchased        8,567      88,722                 (1,581)        95,708
Deduct:
 Net increase in gas in storage        3,264                                             3,264
 Extracted natural gas liquids
   (equivalent gas volumes)                        1,229                                 1,229
 System use and unaccounted for          691                                               691
                                     -------     -------                -------        -------
   Total                               4,612      87,493                 (1,581)        90,524
                                     =======     =======                =======        =======
Gas Sales (MMcf):
 Residential                           2,105                                             2,105
 Commercial                              433                                               433
 Industrial                              842                                (39)           803
 Utilities                                 3                                                 3
 Production                                       13,806                     (6)        13,800
 Marketing                             1,255      73,687                 (1,562)        73,380
                                     -------     -------                -------        -------
   Total gas sales                     4,638      87,493                 (1,607)        90,524

 Processed gas extracted                 (26)                                26
                                     -------     -------                -------        -------
   Total                               4,612      87,493                 (1,581)        90,524
                                     =======     =======                =======        =======
Natural Gas Transported (MMcf)        20,202      28,658                 (9,036)        39,824
                                     =======     =======                =======        =======
Oil Produced and Sold (thousands of bls)             531                                   531

Natural Gas Liquids Sold
 (thousands of gallons)                           65,085                                65,085

Average Selling Price
 Gas - Utility Sales (per Mcf)         $7.940

     - Energy Resource Production               $  2.101
     - Energy Resource Marketing                $  2.253

 Oil (per barrel)                               $ 15.725

 Natural Gas Liquids (per gallon)               $   .292





                                                         Nine Months Ended September 30, 1994
                                     Utility    Energy
                                     Services   Resources           Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
 Produced                              1,522      45,074                                46,596
                                     -------     -------                -------        -------
Purchased:
 Other producers                      38,992     284,073                               323,065
 Inter-segment purchases               9,270       5,434                (14,704)
                                     -------     -------                -------        -------
   Total purchases                    48,262     289,507                (14,704)       323,065
                                     -------     -------                -------        -------
   Total produced and purchased       49,784     334,581                (14,704)       369,661
Deduct:
 Net increase in gas in storage           45                                                45
 Extracted natural gas liquids
   (equivalent gas volumes)                        5,874                                 5,874
 System use and unaccounted for        2,371       1,534                                 3,905
                                     -------     -------                -------        -------
   Total                              47,368     327,173                (14,704)       359,837
                                     =======     =======                =======        =======
Gas Sales (MMcf):
 Residential                          21,692                                            21,692
 Commercial                            8,162                                             8,162
 Industrial                            5,835                             (3,039)         2,796
 Utilities                             4,626                                             4,626
 Production                                       45,074                   (409)        44,665
 Marketing                             7,053     282,099                (11,256)       277,896
                                     -------     -------                -------        -------
   Total                              47,368     327,173                (14,704)       359,837
                                     =======     =======                =======        =======
Natural Gas Transported (MMcf)        50,317      77,944                (27,143)       101,118
                                     =======     =======                =======        =======
Oil Produced and Sold (thousands of bls)           1,480                                 1,480

Natural Gas Liquids Sold
 (thousands of gallons)                          182,647                               182,647

Average Selling Price
 Gas - Utility Sales (per Mcf)        $6.725

     - Energy Resource Production              $   2.103

     - Energy Resource Marketing               $   2.064

 Oil (per barrel)                              $  14.380

 Natural Gas Liquids (per gallon)              $    .260





                                                         Nine Months Ended September 30, 1993
                                     Utility    Energy
                                     Services   Resources           Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                               1,264      38,732                                39,996
                                     -------     -------                -------        -------
Purchased:
 Other producers                      37,058     149,063                               186,121
 Inter-segment purchases               5,847       2,546                 (8,393)
                                     -------     -------                -------        -------
   Total purchases                    42,905     151,609                 (8,393)       186,121
                                     -------     -------                -------        -------
   Total produced and purchased       44,169     190,341                 (8,393)       226,117
Deduct:
 Net increase in gas in storage        6,535                                             6,535
 Extracted natural gas liquids
   (equivalent gas volumes)                        2,213                                 2,213
 System use and unaccounted for        6,454         294                                 6,748
                                     -------     -------                -------        -------
   Total                              31,180     187,834                 (8,393)       210,621
                                     =======     =======                =======        =======
Gas Sales (MMcf):
 Residential                          20,516                                            20,516
 Commercial                            5,411                                             5,411
 Industrial                            3,020                               (333)         2,687
 Utilities                                20                                                20
 Production                                       38,732                 (3,719)        35,013
 Marketing                             1,255     149,102                 (3,383)       146,974
                                     -------     -------                -------        -------
   Total gas sales                    30,222     187,834                 (7,435)       210,621

 Processed gas extracted                 958                                              (958)
                                     -------     -------                -------        -------
   Total                              31,180     187,834                 (8,393)       210,621
                                     =======     =======                =======        =======
Natural Gas Transported (MMcf)        48,617      28,658                (26,008)        51,267
                                     =======     =======                =======        =======
Oil Produced and Sold (thousands of bls)           1,598                                 1,598

Natural Gas Liquids Sold
 (thousands of gallons)                           95,229                                95,229

Average Selling Price
 Gas - Utility Sales (per Mcf)       $7.425

     - Energy Resource Production                $ 2.261

     - Energy Resource Marketing                 $ 2.309

 Oil (per barrel)                                $16.788

 Natural Gas Liquids (per gallon)                $  .307




                                                         Twelve Months Ended September 30, 1994
                                     Utility    Energy
                                     Services   Resources           Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                               2,230       59,892                               62,122
                                     -------      -------               -------        -------

Purchased:
 Other producers                      53,804      352,995                              406,799
 Inter-segment purchases              10,891        6,233               (17,124)
                                     -------      -------               -------        -------
   Total purchases                    64,695      359,228               (17,124)       406,799
                                     -------      -------               -------        -------
   Total produced and purchased       66,925      419,120               (17,124)       468,921
Deduct:
 Net decrease in gas in storage         (286)                                             (286)
 Extracted natural gas liquids
   (equivalent gas volumes)                         6,666                                6,666
 System use and unaccounted for        4,176        1,534                                5,710
                                     -------      -------               -------        -------
   Total                              63,035      410,920               (17,124)       456,831
                                     =======      =======               =======        =======
Gas Sales (MMcf):
 Residential                          31,156                                            31,156
 Commercial                           10,986                                            10,986
 Industrial                            6,405                             (3,046)         3,359
 Utilities                             4,638                                             4,638
 Production                                        59,892                  (409)        59,483
 Marketing                             9,850      351,028               (13,669)       347,209
                                     -------      -------               -------        -------
   Total                              63,035      410,920               (17,124)       456,831
                                     =======      =======               =======        =======

Natural Gas Transported (MMcf)        67,972       99,945               (35,763)       132,154
                                     =======      =======               =======        =======
Oil Produced and Sold (thousands of bls)            1,994                                1,994

Natural Gas Liquids Sold
 (thousands of gallons)                           249,609                              249,609

Average Selling Price
 Gas - Utility Sales (per Mcf)         $7.056

     - Energy Resource Production               $   2.147

     - Energy Resource Marketing                $   2.119

 Oil (per barrel)                               $  14.359

 Natural Gas Liquids (per gallon)               $    .262




                                                         Twelve Months Ended September 30, 1993
                                     Utility    Energy
                                     Services   Resources           Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
Produced                                1,910      51,552                               53,462
                                      -------     -------               -------        -------
Purchased:
 Pipeline suppliers                       681                                              681
 Other producers                       48,135     185,067                              233,202
 Inter-segment purchases                7,526       3,249               (10,775)
                                      -------     -------               -------        -------
   Total purchases                     56,342     188,316               (10,775)       233,883

   Total produced and purchased        58,252     239,868               (10,775)       287,345
Deduct:
 Net increase in gas in storage         1,444                                            1,444
 Extracted natural gas liquids
   (equivalent gas volumes)                         2,762                                2,762
 System use and unaccounted for        10,711         448                               11,159
                                      -------     -------               -------        -------
   Total                               46,097     236,658               (10,775)       271,980
                                       ======     =======               =======        =======
Gas Sales (MMcf):
 Residential                           29,856                                           29,856
 Commercial                             7,729                                            7,729
 Industrial                             5,713                              (487)         5,226
 Utilities                                 37                                               37
 Production                                        51,552                (4,264)        47,288
 Marketing                              1,255     185,106                (4,517)       181,844
                                      -------     -------               -------        -------
   Total gas sales                     44,590     236,658                (9,268)       271,980

 Processed gas extracted                1,507                            (1,507)
                                      -------     -------               -------        -------
   Total                               46,097     236,658               (10,775)       271,980
                                      =======     =======               =======        =======
Natural Gas Transported (MMcf)         66,583      28,658               (35,670)        59,571
                                      =======     =======               =======       ========
Oil Produced and Sold (thousands of bls)            2,178                                2,178

Natural Gas Liquids Sold
 (thousands of gallons)                           110,924                              110,924

Average Selling Price
 Gas - Utility Sales (per Mcf)         $7.222

     - Energy Resource Production                 $ 2.317

     - Energy Resource Marketing                  $ 2.371

 Oil (per barrel)                                 $17.130

 Natural Gas Liquids (per gallon)                 $  .318




                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Information by Business Segment
                                               (Thousands)






                   Three Months Ended          Nine Months Ended        Twelve Months Ended
                         September 30,            September 30,            September 30,

                      1994         1993          1994       1993         1994         1993

Operating Revenues:
 Energy resources    $262,822    $239,900   $  775,895    $514,421     $1,004,538   $ 666,211
 Utility services      58,469      45,750      327,275     272,437        452,135     392,640
 Sales between
 Segments             (23,579)     (12,905)     (49,798)    (36,512)      (58,853)    (47,120)
                      -------      -------     ---------    -------     ---------   ---------
    Total            $297,712     $272,745   $1,053,372    $750,346    $1,397,820  $1,011,731
                      =======      =======    =========     =======     =========   =========
Operating Income:
 Energy resources    $ 11,889     $ 22,681   $   29,149    $ 45,487    $   37,815  $   57,839
 Utility services         958        2,106       54,731      48,627        82,448      77,314
                      -------      -------     --------     -------     ---------   ---------
    Total            $ 12,847    $  24,787   $   83,880    $ 94,114    $  120,263  $  135,153
                      =======      =======     ========     =======     =========   =========
Net Income (Loss):
 Energy resources    $  6,993    $   9,650   $   19,928    $ 27,041    $   30,887  $   37,319
 Utility services      (4,612)      (1,038)      24,869      21,197        39,127      34,053
                      -------      -------     --------     -------      --------   ---------
    Total            $  2,381    $   8,612   $   44,797    $ 48,238    $   70,014  $   71,372
                      =======      =======     ========     =======     =========   =========

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Consolidated net income for the quarter ended September 30, 1994 was $2.4 million, or $.07 per share, compared with $8.6 million, or $.27 per share, for 1993. The decrease in income is due primarily to lower selling prices for produced natural gas, lower margins from gas processing and intrastate transportation and the effect of income generated in the 1993 period as a result of the transition to the Federal Energy Regulatory
Commission (FERC) Order 636 restructuring.

     Consolidated net income for the nine months ended September 30, 1994 was $44.8 million, or $1.30 per share, compared with $48.2 million, or $1.52 per share for 1993. Net income for the twelve months ended September 30, 1994 was $70.0 million, or $2.03 per share, compared with $71.4 million, or $2.26 per share, for 1993. The decrease in income for the nine- and twelve-month periods is due primarily to lower selling prices for produced natural gas and oil and lower margins from gas processing and intrastate transportation, which were partially offset by increased natural gas production and increased margins from utility service operations.

RESULTS OF OPERATIONS

ENERGY RESOURCES

     Operating revenues were $262.8 million for the quarter ended September 30, 1994 compared with $239.9 million for 1993. The increase in revenues is due primarily to an increase in gas marketing activity. Operating revenues were $775.9 million for the nine months ended September 30, 1994 compared with $514.4 million for 1993, and $1.0 billion for the twelve months ended September 30, 1994 compared with $666.2 million for 1993. The increase in revenues for the nine- and twelve-month periods is due primarily to increases in gas marketing activity and production of natural gas liquids which reflect the June 1993 acquisition of Louisiana Intrastate Gas Company (LIG). Also, an increase in natural gas production of approximately 16 percent for the nine- and twelve-month periods more than offset the impact of lower wellhead prices.



                    Three Months Ended      Nine Months Ended     Twelve Months Ended
                       September 30,           September 30,           September 30,

                       1994      1993         1994        1993        1994       1993

ENERGY RESOURCES
Operating Revenues (thousands):
  Natural Gas:
   Production      $  27,119 $  28,999    $  94,791   $  87,555   $   128,596 $119,460
   Marketing         193,113   166,023      582,383     344,239       743,973  438,927
  Oil                  8,186     8,357       21,277      26,833        28,620   37,309
  Natural Gas Liquids 17,813    18,999       47,495      29,230        65,386   35,270
  Direct Billing
   Settlements         7,815     7,815        7,815       7,815         7,815    7,815
  Other                8,776     9,707       22,134      18,749        30,148   27,430
                     -------   -------      -------     -------     ---------  -------
   Total Revenues   $262,822  $239,900     $775,895    $514,421    $1,004,538 $666,211
                     =======   =======      =======     =======     =========  =======
Sales Quantities:
  Natural Gas (MMcf):
   Production         15,640    13,806       45,074      38,732        59,892   51,552
   Marketing         107,300    73,687      282,099     149,102       351,028  185,106
  Oil (MBls)             493       531        1,480       1,598         1,994    2,178
  Natural Gas Liquids
   (thousands of
    gallons)          66,373    65,085      182,647      95,229       249,609  110,924


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Cost of gas purchased amounted to $204.0 million for the quarter ended September 30, 1994 compared with $177.7 million for 1993, $611.3 million for the nine months ended September 30, 1994 compared with $360.4 million for 1993 and $784.6 million for the twelve months ended September 30, 1994 compared with $457.8 million for 1993. The increased cost for the current periods reflects the increase in volume of marketed natural gas and increased requirements due to the higher production level of natural gas liquids.

  Other operating expenses were $47.0 million for the quarter ended September 30, 1994 compared with $39.5 million for 1993. The increase in other operating expenses is due to increased production expenses, depreciation and depletion related to the higher level of natural gas production. Other operating expenses were $135.5 million for the nine months ended September 30, 1994 compared with $108.5 million for 1993 and $182.2 million for the twelve months ended September 30, 1994 compared with $150.6 million for 1993. Increases for the nine- and twelve-month periods are attributed to the acquisition of LIG, as well as the higher level of natural gas production.

  Operating income was $11.8 million for the quarter ended September 30, 1994 compared with $22.7 million for 1993, $29.1 million for the nine months ended September 30, 1994 compared with $45.5 million for 1993 and $37.8 million for the twelve months ended September 30, 1994 compared with $57.8 million for 1993. The decreases for the current periods are due primarily to lower selling prices for produced natural gas and lower margins from gas processing and intrastate transportation, a portion of which was offset by increased production of natural gas. The nine- and twelve-month periods were also adversely impacted by oil prices that were 14% and 16%, respectively, below 1993 levels.

UTILITY SERVICES

  Operating revenues, which are derived principally from the sale and transportation of natural gas, were $58.5 million for the quarter ended September 30, 1994 compared with $45.7 million for 1993. The increase in revenues is the result of increased off-system gas sales, gas sales to commercial and industrial customers previously using transportation service and increased retail rates to pass-through higher gas costs to customers. Operating revenues were $327.3 million for the nine months ended September 30, 1994 compared with $272.4 million for 1993 and $452.1 million for the twelve months ended September 30, 1994 compared with $392.6 million for 1993. The increase in revenues for the nine- and twelve-month periods is the result of increased retail gas sales to commercial and industrial customers previously using transportation service, colder weather, increased retail rates to pass-through higher gas costs and increased off-system sales. The implementation of FERC Order 636 has resulted in a shift from pipeline gas sales to marketed gas sales.

Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


                    Three Months Ended      Nine Months Ended       Twelve Months Ended
                       September 30,           September 30,          September 30,

                     1994      1993         1994        1993          1994      1993

UTILITY SERVICES
Operating Revenues (thousands):
  Retail Gas Sales  $44,210    $25,785     $271,029    $210,175     $375,166  $300,136
  Pipeline Gas Sales     (6)     1,063           71      12,196          132    24,194
  Transportation
    Service           5,629     11,060       25,966      34,691       36,035    49,293
  Storage Service     2,542      2,132        7,081       4,985        9,023     6,348
  Marketed Gas Sales  4,265      3,668       17,129       3,668       23,661     3,668
  Other               1,829      2,042        5,999       6,722        8,118     9,001
                     ------     ------      -------     -------      -------   -------
   Total Revenues   $58,469    $45,750     $327,275    $272,437     $452,135  $392,640
                     ======     ======      =======     =======      =======   =======

Sales Quantities (MMcf):
  Retail Gas Sales   10,537      2,881       40,293      27,130       53,144    38,990
  Pipeline Gas Sales      1        476           22       2,795           41     5,852
  Transportation     23,437     20,202       50,317      48,617       67,972    66,583
  Marketed Gas        2,153      1,255        7,053       1,255        9,850     1,255
  Heating Degree Days
   - Actual              90        118        3,916       3,539        6,005     5,609
   - Normal             120        120        3,848       3,848        5,968     5,968



    Cost of gas purchased amounted to $19.1 million for the quarter ended September 30, 1994 compared with $2.3 million for 1993, $139.7 million for the nine months ended September 30, 1994, compared with $101.2 million for 1993 and $192.1 million for the twelve months ended September 30, 1994 compared with $155.9 million for 1993. The increase in the cost of gas purchased for the current periods is the result of the increase in sales volumes and the pass-through of higher costs in rates to retail customers.

    Other operating expenses amounted to $38.4 million for the quarter ended September 30, 1994 compared with $41.3 million for 1993. The decrease is attributed to higher provisions for estimated interstate rate refunds recorded in the 1993 period. Other operating expenses were $132.8 million for the nine months ended September 30, 1994 compared with $122.6 million for 1993 and $177.5 million for the twelve months ended September 30, 1994 compared with $159.4 million for 1993. The increases for the nine- and twelve-months periods reflect increased provisions for estimated interstate rate refunds, higher taxes other than income related to increased sales, and increased uncollectible account expense.

    Operating income was $1.0 million for the quarter ended September 30, 1994 compared with $2.1 million for 1993. Operating income decreased due to the effect of income generated in the 1993 period as a result of FERC Order 636 restructuring. Operating income was $54.7 million for the nine months ended September 30, 1994 compared with $48.6 million 1993 and $82.5 million for the twelve months ended September 30, 1994 compared with $77.3 million for 1993. The increase in operating income for the nine- and twelve-month periods is due to increased retail gas sales reflecting colder weather and higher margins from pipeline operations.

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

Investing Activities

   The Company's business requires major ongoing expenditures for replacements, improvements and additions to utility plant and continuing development and expansion of its energy resources. A total of $151.2 million has been authorized for the 1994 capital expenditure program, of which 60 percent is allocated to Energy Resources. Capital expenditures for the nine months ended September 30, 1994 were $100.6 million.

   Short-term loans are used as interim financing for a portion of capital expenditures. The Company expects to finance its 1994 capital expenditures with cash generated from operations and temporarily with short-term loans.

Financing Activities

   The Company believes it has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At September 30, 1994, $197.0 million of commercial paper and $41.0 million of bank loans were outstanding at an average interest rate of 4.91 percent. Lines of credit currently available to the Company total $325 million which require commitment fees averaging one-tenth of one percent. Adequate lines of credit are expected to continue to be available in the future.

   The Company filed a shelf registration effective June 9, 1994 to issue $100 million of Medium-Term Notes -- Series C to be used to retire short-term loans. No Series C Notes have been issued.

Balance Sheet Changes

   The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to rate payers. Changes in deferred purchased gas cost do not affect results of operations due to regulatory procedures for recovery of purchased gas cost in rates. The increase in regulatory assets since September 30, 1993 is due primarily to accounting for income taxes and postretirement benefits other than pension applicable to rate regulated operations. The decrease in gas stored underground is the result of FERC Order 636 restructuring.

                        PART II.  OTHER INFORMATION


Item  6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K during the quarter ended September 30,
            1994:

            None.

                                 Signature





    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   EQUITABLE RESOURCES, INC.
                                         (Registrant)





                                      s/ Joseph L. Giebel
                                    ------------------------------
                                        Joseph L. Giebel
                                  Vice President - Accounting
                                      and Administration
                                   Chief Accounting Officer

















Date:  November 10, 1994