Form 10-K
period 1994-12-31
EQUITABLE RESOURCES INC /PA/
filed 1995-03-22
CIK 33213

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

7 1/2 Percent Debentures due
  July 1, 1999                             New York Stock Exchange

9 1/2 Percent Convertible Subordinated
  Debentures due 2006                      New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:

                                  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes    X    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995: $961,673,725

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1995: 34,654,909

                   DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12, and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 26, 1995, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1994.

Index to Exhibits - Page 54.

                            TABLE OF CONTENTS

Part I                                                   Page

Item 1       Business                                    1

Item 2       Properties                                  9

Item 3       Legal Proceedings                          11

Item 4       Submission of Matters to a Vote
               of Security Holders                      11

Item 10      Directors and Executive Officers of the
               Registrant                               12


Part II

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters                        14

Item 6       Selected Financial Data                    15

Item 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations        16

Item 8       Financial Statements and
               Supplementary Data                       22

Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure     48


Part III

Item 10      Directors and Executive Officers of the
             Registrant                                 49

Item 11      Executive Compensation                     49

Item 12      Security Ownership of Certain Beneficial Owners
             and Management                             49

Item 13      Certain Relationships and
               Related Transactions                     49

Part IV

Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                51

    Index to Financial Statements and Financial Statement
             Schedules Covered by Report of Independent
               Auditors                                 52

    Index to Exhibits                                   54

    Signatures                                          58

                                 PART I


Item 1.  Business

    (a) Equitable Resources, Inc. ("Equitable" or the "Company") was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. The Company owns all the capital stock of subsidiary companies. Principal operating subsidiaries are Equitable Resources Energy Company ("Equitable Resources Energy") and Kentucky West Virginia Gas Company ("Kentucky West"). Equitable Resources Energy owns all the capital stock of Equitable Resources Marketing Company ("ERMCO") and Andex Energy, Inc. ("Andex"). Kentucky West owns all the capital stock of Equitrans, Inc. ("Equitrans") and Nora Transmission, Inc. ("Nora"). ERMCO owns all the capital stock of Louisiana Intrastate Gas Company ("LIG"). The Company and all such subsidiaries are referred to as the "Company and its Subsidiaries" or the "Companies." The Companies operate in the Appalachian area and, to a lesser extent, in the Rocky Mountain, Southwest, Louisiana and Gulf Coast offshore areas, the Canadian Rockies and has interests in Colombia, South America. The Companies engage primarily in the exploration for, development, production, purchase, transmission, storage, distribution and marketing of natural gas, the extraction of natural gas liquids, the exploration for, development, production and sale of oil and contract drilling.

    (b) and (b) (1) Beginning in 1994, the Company expanded the reporting of its business operations to four business segments: exploration and production, natural gas marketing, natural gas distribution and natural gas transmission. Financial information by business segment is presented in Note L to the consolidated financial statements contained in Part II.

  (b)(2) Not applicable.

  (c)(1) EXPLORATION AND PRODUCTION. Exploration and production activities are conducted by Equitable Resources Energy Company through its divisions and subsidiaries. Its activities are principally in the Appalachian area where it explores for, develops, produces and sells natural gas and oil, extracts and markets natural gas liquids and performs contract drilling and well maintenance services.

  The exploration and production segment also conducts operations in the Rocky Mountain area including the Canadian Rockies where it explores for, develops and produces oil, and to a lesser extent natural gas.

  In the Southwest and Gulf Coast offshore areas, this segment participates in exploration and development of gas and oil projects. Exploration and production also owns an interest in two natural gas liquids plants in Texas.

  Andex participates in ventures to explore for and develop oil in Colombia, South America.

  NATURAL GAS MARKETING. Natural gas marketing activiites are conducted by ERMCO and its subsidiaries. Its activities include marketing of natural gas, extraction, and sale of natural gas liquids and intrastate transportation.

  ERMCO operates nationwide as a full-service natural gas marketing and supply company. ERMCO provides a full range of energy services, including monthly "spot" and longer term contracts, peak shaving and transportation arrangements. In 1994, ERMCO was granted a Federal Energy Regulatory Commission (FERC) certificate for electricity wholesaling.

  In Louisiana, LIG provides intrastate transportation of gas and extracts and markets natural gas liquids.

  NATURAL GAS DISTRIBUTION. Natural gas distribution activities comprise the operations of Equitable Gas Company, the Company's state-regulated natural gas utility.

  Equitable Gas is regulated by state public utility commissions in Pennsylvania, West Virginia and Kentucky and is engaged in the purchase, distribution, marketing and transportation of natural gas. The territory served by Equitable Gas embraces principally the city of Pittsburgh and surrounding municipalities in southwestern Pennsylvania, a few municipalities in northern West Virginia and field line sales in eastern Kentucky.

  Natural gas distribution services are provided to more than 265,000 customers located mainly in the city of Pittsburgh and its environs. Residential and commercial sales volumes reflect annual variations which are primarily related to weather. In addition, commercial and industrial sales volumes have decreased mainly as the result of customers acquiring gas directly from third parties. However, this gas is transported and delivered by the natural gas transmission segment.

  NATURAL GAS TRANSMISSION. Natural gas transmission activities are conducted by three FERC-regulated gas pipelines: Kentucky West, Equitrans, and Nora. Activities include gas transportation, gathering, storage, and marketing activities.

  Kentucky West is an open access natural gas pipeline company. Prior to restructuring pursuant to FERC Order 636, Kentucky West purchased gas from the exploration and production segment and independent producers in Kentucky. Most of Kentucky West's sales were to Equitrans and, to a lesser extent, to industrial customers and other utilities. Kentucky West also transported gas independently marketed by the natural gas marketing segment. With the FERC Order 636 restructuring, which was effective July 1, 1993, Kentucky West provides open-access transportation service. Transportation service is provided to Equitable Gas, Equitrans, the exploration and production segment, and other industrial end-users. Kentucky West's pipelines are not physically connected with those of Equitrans or Equitable Gas and deliveries are made to Columbia Gas Transmission Corporation, a nonaffiliate, which in turn delivers like quantities to Equitrans in West Virginia and Pennsylvania under a Transportation and Exchange Agreement.

  Equitrans has production, storage and transmission facilities in Pennsylvania and West Virginia. Prior to FERC Order 636 restructuring, Equitrans produced, purchased and sold gas and provided transportation and underground storage services. With the FERC Order 636 restructuring, which was effective September 1, 1993, Equitrans provides transportation and storage services and markets natural gas. Equitrans provides transportation service for Equitable Gas Company and nonaffiliates including customers in off-system markets. Storage services are provided for Equitable Gas Company and nine nonaffiliated customers.

  Nora transports the exploration and production segment's gas produced in Virginia and Kentucky.

  (c) (1) (i) Operating revenues as a percentage of total operating revenues for each of the four business segments during the years 1992 through 1994 are as follows:

                                      1994        1993            1992

  Exploration and Production:
    Natural gas production            9 percent   10 percent      10 percent
    Oil                               2            3               5
    Natural gas liquids               1            2               3
    Contract drilling                 1            1               3
    Other                             -            1               1
                                    ---          ---             ---
         Total Exploration
           and Production            13           17              22
                                    ---          ---             ---
  Natural Gas Marketing:
    Natural gas marketing            51           45              32
    Natural gas liquids               4            2               -
    Transportation                    1            1               -
                                    ---          ---             ---
         Total Natural Gas Marketing 56           48              32
                                    ---          ---             ---
  Natural Gas Distribution:
    Residential                      19           23              30
    Commercial                        5            5               7
    Industrial and utility            2            1               1
    Transportation                    2            2               2
                                    ---          ---             ---
         Total Natural
           Gas Distribution          28           31              40
                                    ---          ---             ---
  Natural Gas Transmission:
    Industrial and utility            -            -               1
    Marketed gas                      1            1               -
    Transportation                    1            2               4
    Storage                           1            1               1
                                    ---          ---             ---
         Total Natural
            Gas Transmission          3            4               6
                                    ---          ---             ---
               Total Revenues       100 percent  100 percent     100 percent
                                    ===          ===             ===

    See Note L to the Consolidated Financial Statements in Part II regarding financial information by business segment.

    (c) (1) (ii)  Not applicable.

    (c) (1) (iii) The following pages (4, 5 and 6) summarize gas and oil supply and disposition for the years 1992 through 1994.



                                                                             1994


                                         Exploration      Natural Gas   Natural Gas    Natural Gas    Intersegment
                                         and Production   Marketing     Distribution   Transmission   Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):

 Produced                                   62,507                          143            1,871                        64,521
                                           -------        --------       ------          -------        -------        -------
 Purchased:
  Other producers                                          389,710       45,632            7,263                       442,605
  Inter-segment purchases                    2,523          47,920       12,963              472        (63,878)
                                           -------         -------       ------          -------        -------        -------
     Total purchases                         2,523         437,630       58,595            7,735        (63,878)       442,605
                                           -------         -------       ------          -------        -------        -------
      Total produced and purchased          65,030         437,630       58,738            9,606        (63,878)       507,126
 Deduct:
  Net increase (decrease) in gas in storage                                 241             (181)                           60
  Extracted natural gas liquids
   (equivalent gas volumes)                  1,546           6,377                                                       7,923
  System use and unaccounted for               480           1,602        6,391              268                         8,741
                                           -------         -------       ------          -------        -------        -------
        Total                               63,004         429,651       52,106            9,519        (63,878)       490,402
                                           =======         =======       ======          =======        =======        =======
Gas Sales (MMcf):
 Residential                                                             29,570                                         29,570
 Commercial                                                               9,681                                          9,681
 Industrial and Utility                                                  12,855              388         (3,576)         9,667
 Production                                 62,507                                                       (7,237)        55,270
 Marketing                                     497         429,651                         9,131        (53,065)       386,214
                                           -------         -------       ------          -------        -------        -------
        Total                               63,004         429,651       52,106            9,519        (63,878)       490,402
                                           =======         =======       ======          =======        =======        =======
Natural Gas Transported (MMcf)                             103,726        8,611          123,472       (100,472)       135,337
                                                           =======       ======          =======       ========        =======
Oil Produced and Sold (thousands of bls)     1,986                                                                       1,986

Natural Gas Liquids Sold
  (thousands of gallons)                    51,032        194,493                                                      245,525

Average Selling Price:
 Residential Gas Sales (per Mcf)                                         $8.974
 Commercial Gas Sales                                                     6.916
 Industrial and Utility Gas Sales                                         2.478           $5.951
 Produced Natural Gas                       $1.949
 Marketed Natural Gas                        1.873         $1.932                          2.327
 Oil (per barrel)                           14.723
 Natural Gas Liquids (per gallon)             .299           .263





                                                                              1993


                                           Exploration      Natural Gas   Natural Gas    Natural Gas    Intersegment
                                           and Production   Marketing     Distribution   Transmission   Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
 Produced                                     53,550                             144           1,828                      55,522
                                              ------          -------         ------          ------     -------         -------
 Purchased:
  Other producers                                             221,948         21,583          30,287                     273,818
  Inter-segment purchases                      3,598           35,531         24,773           6,227     (70,129)
                                              ------          -------         ------          ------     -------         -------
     Total purchases                           3,598          257,479         46,356          36,514     (70,129)        273,818
                                              ------          -------         ------          ------     -------         -------
      Total produced and purchased            57,148          257,479         46,500          38,342     (70,129)        329,340
 Deduct:
  Net increase in gas in storage                                               3,904           2,300                       6,204
  Extracted natural gas liquids
   (equivalent gas volumes)                    3,005            3,162                                                      6,167
  System use and unaccounted for                 294              801          2,614           5,645                       9,354
                                              ------          -------         ------          ------     -------         -------
        Total                                 53,849          253,516         39,982          30,397     (70,129)        307,615
                                              ======          =======         ======          ======     =======         =======
Gas Sales (MMcf):
 Residential                                                                  29,980                                      29,980
 Commercial                                                                    8,235                                       8,235
 Industrial and Utility                                                        1,767          25,387     (23,872)          3,282
 Production                                  53,550                                                       (3,719)         49,831
 Marketing                                      299           253,516                          4,052     (41,580)        216,287
                                             ------           -------         ------          ------     -------         -------
     Total gas sales                         53,849           253,516         39,982          29,439     (69,171)        307,615
 Processed gas extracted                                                                         958        (958)
                                             ------           -------         ------          ------     -------         -------
        Total                                53,849           253,516         39,982          30,397     (70,129)        307,615
                                             ======           =======         ======          ======     =======         =======
Natural Gas Transported (MMcf)                                 50,659         10,986          88,550     (67,892)         82,303
                                                              =======         ======          ======     =======         =======
Oil Produced and Sold (thousands of bls)      2,112                                                                        2,112

Natural Gas Liquids Sold
  (thousands of gallons)                     60,973           101,218                                                    162,191

Average Selling Price:
 Residential Gas Sales (per Mcf)                                              $8.247
 Commercial Gas Sales                                                          7.171
 Industrial and Utility Gas Sales                                              4.537          $4.237
 Produced Natural Gas                        $2.236
 Marketed Natural Gas                         2.659            $2.231                          2.517
 Oil (per barrel)                            16.182
 Natural Gas Liquids (per gallon)              .321              .272




                                                                             1992

                                          Exploration      Natural Gas   Natural Gas    Natural Gas    Intersegment
                                          and Production   Marketing     Distribution   Transmission   Eliminations   Consolidated

Gas Produced, Purchased and Sold (MMcf):
 Produced                                    48,243                            225          2,473                        50,941
                                             ------          -------        ------         ------        -------        -------
 Purchased:
  Other producers                                            131,711        11,037         31,938                       174,686
  Inter-segment purchases                     3,137           30,424        30,918          8,489        (72,968)
                                             ------          -------        ------         ------        -------        -------
     Total purchases                          3,137          162,135        41,955         40,427        (72,968)       174,686
                                             ------          -------        ------         ------        -------        -------
      Total produced and purchased           51,380          162,135        42,180         42,900        (72,968)       225,627
 Deduct:
  Net increase (decrease) in gas in storage                                    677         (4,381)                       (3,704)
  Extracted natural gas liquids
   (equivalent gas volumes)                   2,061                                                                       2,061
  System use and unaccounted for                593                          2,596         10,584                        13,773
                                             ------          -------        ------         ------        -------        -------
        Total                                48,726          162,135        38,907         36,697        (72,968)       213,497
                                             ======          =======        ======         ======        =======        =======
Gas Sales (MMcf):
 Residential                                                                30,089                                       30,089
 Commercial                                                                  8,097                                        8,097
 Industrial and Utility                                                        721         34,636        (31,511)         3,846
 Production                                  48,243                                                       (4,491)        43,752
 Marketing                                      483          162,135                                     (34,905)       127,713
                                             ------          -------        ------         ------        -------        -------
     Total gas sales                         48,726          162,135        38,907         34,636        (70,907)       213,497
 Processed gas extracted                                                                    2,061         (2,061)
                                             ------          -------        ------         ------        -------        -------
        Total                                48,726          162,135        38,907         36,697        (72,968)       213,497
                                             ======          =======        ======         ======        =======        =======
Natural Gas Transported (MMcf)                                              13,080         79,015        (56,382)        35,713
                                                                            ======         ======        =======        =======
Oil Produced and Sold (thousands of bls)      2,406                                                                       2,406

Natural Gas Liquids Sold
  (thousands of gallons)                     64,938                                                                      64,938

Average Selling Price:
 Residential Gas Sales (per Mcf)                                            $8.021
 Commercial Gas Sales                                                        7.334
 Industrial and Utility Gas Sales                                            6.370         $4.115
 Produced Natural Gas                        $1.884
 Marketed Natural Gas                         2.184           $1.938
 Oil (per barrel)                            18.067
 Natural Gas Liquids (per gallon)              .327


    During 1994, a total of 507,126 MMcf of gas was produced and purchased by the Companies compared with 325,377 MMcf in 1993. The increase reflects greater marketing activity, including the full-year effect of the LIG acquisition, and increased production.

    GAS PURCHASES. Total purchases in 1994 amounted to 442,605 MMcf, of which 386,214 MMcf was applicable to marketing operations and 56,391 MMcf was for system supply, compared with 216,287 MMcf for marketing operations and 53,568 MMcf for system supply in 1993. Through gas purchase contracts for system supply, the Company controls proved reserves on acreage developed by independent producers. The majority of these contracts cover the productive lives of the wells.

    NATURAL GAS AND OIL PRODUCTION. Natural gas production by the exploration and production segment in 1994 of 62,507 MMcf increased 8,957 MMcf over the 1993 total of 53,550 MMcf. Other production by transmission and distribution segments in 1994 was 2,014 MMcf compared with the 1993 total of 1,972 MMcf.

    Production of crude oil in 1994 was 1,986,000 barrels, compared with 2,112,000 barrels in 1993.

    In 1994, the Company drilled 198 gross wells (144.9 net wells). The primary focus of drilling activity was in Virginia for gas and coalbed methane and in the Rockies for oil.

    The Company has been able to develop gas reserves at costs which make it very competitive in marketing its gas to pipeline and commercial buyers. As a result, even in periods of surplus gas supply, the Company has been able to sell all gas production at a profit.

    NATURAL GAS AND OIL RESERVES. The Company's estimate of proved developed and undeveloped gas reserves for the exploration and production segment comprised 875.0 Bcf as of December 31, 1994. These reserves included 771.7 Bcf of proved developed reserves. The Company's oil reserves at December 31, 1994 consisted of 18.3 million barrels of proved developed and undeveloped reserves; proved developed oil reserves amounted to 18.1 million barrels. Of the total reserves, 77 percent is in the Appalachian area, 18 percent in the Rockies and 5 percent in the Gulf. See Note P to the Consolidated Financial Statements in Part II for details of gas and oil producing activities.

    STORAGE. Net storage withdrawals for system use during the 1993-94 heating season were 7.1 Bcf, compared with 11.0 Bcf the previous heating season. Net withdrawals for storage service customers of 14.1 Bcf were made during the 1993-94 heating season compared with 12.8 Bcf the previous heating season.

    SUPPLY OUTLOOK. The Company's near-term gas supply for distribution operations is excellent. The long-range gas supply outlook also is very favorable. Annual gas supply is forecasted to exceed demand at least for the next decade.

    The natural gas marketing segment has also been in a favorable supply position and reserves for the exploration and production segment have continued to increase. However, the rate of purchase of future supplies or development of reserves will depend largely on energy prices.

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

    (c) (1) (v) and (vi) Approximately 65 percent of natural gas distribution revenue is recorded during the winter heating season from November through March. Significant quantities of purchased gas are placed in underground storage inventory during the off-peak season to accommodate high customer demands during the winter heating season. Funds required to finance this inventory are obtained through short-term loans.

    The exploration and production and natural gas marketing segments' revenues are not subject to seasonal variation to the same degree as natural gas distribution revenues. However, they are subject to price fluctuations, particularly during the summer months.

    (c) (1) (vii)  Not applicable.

    (c) (1) (viii) Not applicable.

    (c) (1) (ix)   Not applicable.

    (c) (1) (x)    Equitable Gas is in competition with others for the
purchase of natural gas and Equitable Resources Energy is in competition with others for the acquisition of gas and oil leases.

    Equitable Gas competes for gas sales with other utilities in its service area, as well as with other fuels and forms of energy and other sources of marketed natural gas available to existing or potential customers.

    The natural gas distribution segment has been successful in meeting competition with aggressive marketing which retained load and added new residential, commercial and off-system customers in areas served by two or more energy suppliers. This has been achieved by responding to market requirements with a portfolio of firm and interruptible services at competitive prices.

    See Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations contained in Part II regarding FERC Order 636 and its impact on the operations of the natural gas transmission companies.

    (c) (1) (xi)   Not material.

    (c) (1) (xii) The Company and its subsidiaries are subject to federal, state and local environmental laws and regulations. Principal concerns are with respect to oil and thermal pollution of waterways, storage and disposal of hazardous wastes and liquids, and erosion and sedimentation control in pipeline construction work. For further discussion of environmental matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note N to the consolidated financial statements in Part II.

    (c) (1) (xiii) The Companies had 2,171 regular employees at the end of 1994.

    (d)  Not material.

Item 2.  Properties

    Principal facilities are owned by the Company's business segments with the exception of several office locations and warehouse buildings. The terms of the leases on these facilities expire at various times from 1995 through 2014. All leases contain adequate renewal options for various periods. A minor portion of equipment is also leased. With few exceptions, transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

    NATURAL GAS DISTRIBUTION. Equitable Gas owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky.

    NATURAL GAS TRANSMISSION. Equitrans owns and operates production, underground storage and transmission facilities as well as other general property and equipment in Pennsylvania and West Virginia. Kentucky West owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky.

    NATURAL GAS MARKETING. This segment owns an intrastate pipeline system and four hydrocarbon extraction plants in Louisiana. It also has a high-deliverability gas storage project under development in Louisiana.

    EXPLORATION AND PRODUCTION. This business segment owns or controls and operates substantially all of the Company's gas and oil production properties, the majority of which are located in the Appalachian area.
This segment also owns hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline which extends into West Virginia and an interest in two hydrocarbon extraction plants in Texas.

    This business segment owns or controls acreage of proved developed and undeveloped gas and oil lands located principally in the Appalachian area and, to a lesser extent, in the Rocky Mountain area including the Canadian Rockies, the Southwest and Gulf Coast offshore areas and in Colombia, South America. The acquisition of Canadian properties in 1993 is described in Note M to the consolidated financial statements contained in Part II. Information relating to Company estimates of natural gas and oil reserves and future net cash flows is summarized in Note P to the consolidated financial statements in Part II.

    No report has been filed with any Federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

    Gas and Oil Production (Exploration and Production):

                                     1994    1993     1992

    Gas - MMcf                      62,507  53,550   48,243
    Oil - Thousands of Barrels       1,986   2,112    2,406

    Natural Gas:
         Average field sales price of natural gas produced during 1994, 1993 and 1992 was $1.95, $2.24 and $1.88 per Mcf, respectively. Average production cost (lifting cost) of natural gas during 1994,
           1993 and 1992 was $.424, $.458 and $.443 per Mcf, respectively.

     Oil:
         Average sales price of oil produced during 1994, 1993 and 1992 was
           $14.72, $16.18 and $18.07 per barrel, respectively.
         Average production cost (lifting cost) of oil during 1994, 1993 and 1992 was $3.73, $4.30 and $3.75 per barrel, respectively.

                                                           Gas       Oil

     Total productive wells at December 31, 1994:
         Total gross productive wells                     5,542      952
         Total net productive wells                       4,085      489
     Total acreage at December 31, 1994:
         Total gross productive acres                          713,000
         Total net productive acres                            588,000
         Total gross undeveloped acres                       3,087,000
         Total net undeveloped acres                         2,217,000

    Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:

                                    1994      1993      1992

    Exploratory wells:
         Productive                    7.0    12.0     11.6
         Dry                           5.7     6.7      6.3
    Development wells:
         Productive                  126.9   123.4    134.1
         Dry                           5.3    10.6     12.0

    As of December 31, 1994, the Company had 2 gross wells (1.8 net wells) in the process of being drilled.

Item 3.  Legal Proceedings

   LIG is a party to certain claims involving its gas purchase contracts, including take-or-pay liabilities. As more fully described in Note M to the consolidated financial statements in Part II, the seller, and/or the previous owner of LIG, have provided indemnifications for the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.

Item 10.  Directors and Executive Officers of the Registrant

        (b)  Identification of executive officers


Name and Age
Title
Business Experience


Donald I. Moritz (67)
Chairman and Chief Executive Officer
(Retired December 31, 1994)
First elected to present position
December 17, 1993; President and
Chief Executive Officer from
August 1, 1978.


Frederick H. Abrew (57)
President and Chief Operating Officer
(Elected Chief Executive Officer effective January 1, 1995)
First elected to present position
December 17, 1993; Executive Vice
President and Chief Operating
Officer from June 1, 1992;
Executive Vice President from
June 1, 1991; Executive Vice
President - Utility Services from
June 1, 1988.


A. Mark Abramovic (46)
Vice President and Chief Financial Officer
First elected to present position
November 1, 1994; Vice President -
Corporate Development from June 1,
1994; Assistant to the President
from November 1993; Vice President
- - Finance and Chief Financial
Officer of Connecticut Natural Gas
Corporation, Hartford, CT, from
January 1991; Vice President -
Finance of the Peoples Natural Gas
Company, Pittsburgh, PA, from
September 1986.


Jeremiah J. Ayres (62)
Senior Vice President - Environment and Technology
(Retired July 1, 1994)
First elected to present position
February 1, 1991; Vice President -
Corporate Services from March 26,
1987.


Robert E. Daley (55)
Vice President and Treasurer
First elected to present position May 22, 1986.

Harry E. Gardner, Jr. (57)
Vice President - Energy Resources
(Retired December 31, 1994)
First elected to present position
June 1, 1992; President - Equitable
Resources Energy Company since
January 1, 1991; President
Equitable Resources Exploration
Division from July 1, 1987.


Joseph L. Giebel (64)
Vice President - Accounting and Administration
First elected to present position
February 1, 1991; Vice President -
Accounting from May 1, 1981.


John C. Gongas, Jr. (50)
Vice President - Utility Group
First elected to present position
January 1, 1994; Vice President -
Utility Services from June 1, 1992;
President of Kentucky West Virginia
Gas Company since April 20, 1992;
President of Equitrans, Inc. from
February 26, 1988.


Augustine A. Mazzei, Jr.  (58)
Senior Vice President and General Counsel
First elected to present position
June 1, 1988.


Audrey C. Moeller (59)
Vice President and Corporate Secretary
First elected to present position
May 22, 1986.


Richard Riazzi (40)
Vice President - Energy Group
First elected to present position
January 1, 1994; Vice President -
Corporate Development from
August 1, 1991; Director - Special
Projects from October 1, 1990;
President - Equitable Resources
Marketing Company from February 27,
1989.


Gregory R. Spencer (46)
Vice President - Human Resources
First elected to present position
October 10, 1994; Vice President of
Human Resources Administration of
AMSCO International, Inc.,
Pittsburgh, PA, from May 1993
(integrated manufacturer of
sterilization and decontamination
equipment for health care and
scientific customers); General
Manager - Human Resources of U.S.
Steel Group of USX Corporation,
Pittsburgh, PA, from October 1991;
Director - Personnel, U.S. Steel
Group of USX Corporation,
Pittsburgh, PA, from July 1987.


Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified. Except as indicated, the officers listed above were elected on May 27, 1994.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

    (a) The Company's common stock is listed on the New York Stock
Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by THE WALL STREET JOURNAL and the dividends declared and paid per share are summarized as follows:

                      1994                       1993
              High     Low      Dividend    High      Low      Dividend

1st Quarter   38 3/4   34       $.285       41 1/2    33        $.270
2nd Quarter   37       32 1/4    .285 *     40 3/4    36 7/8     .270 *
3rd Quarter   35 5/8   29        .285       44 1/4    35 1/4     .270
4th Quarter   31 1/8   25 1/2    .295       42 3/4    35 1/4     .285

    * Actually declared near the end of the preceding quarter.

    (b) As of December 31, 1994, there were 8,686 shareholders of record of the Company's common stock.

    (c)(1) The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $408,797,000 of the Company's consolidated retained earnings at December 31, 1994, was available for declarations or payments of dividends on, or purchases of its common stock.

    (c)(2) The Company anticipates dividends will continue to be paid on a regular quarterly basis.


Item 6.  Selected Financial Data


                     1994      1993        1992        1991        1990
                            (Thousands Except Per Share Amounts)

Operating
 revenues        $1,397,280  $1,094,794  $  812,374  $  679,631  $  659,216

Net income          $60,729     $73,455     $60,026     $64,168     $58,949


Earnings per
 share of
 common stock         $1.76       $2.27       $1.92       $2.05       $1.88



Total assets     $2,019,122  $1,946,907  $1,468,424  $1,440,593  $1,229,154

Long-term debt     $398,282    $378,845    $346,693    $346,818    $254,725

Cash dividends
 paid per share of
 common stock         $1.15       $1.10       $1.04       $1.00        $.91


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

  Equitable's consolidated net income for 1994 was $60.7 million or $1.76 per share, compared with $73.5 million or $2.27 per share for 1993, and $60.0 million or $1.92 per share for 1992.


  While natural gas production reached a record high for 1994, an increase of 17 percent over 1993, income was adversely impacted by a 13 percent decline in average wellhead prices for natural gas, increased operating and interest expense, and lower margins from the Company's Louisiana Intrastate Gas subsidiary.
The increase in net income for 1993 compared to 1992 is due primarily to increases in production and average wellhead prices for natural gas, and increased margins from natural gas distribution and transmission operations. These increases were partially offset by a $5 million increase in 1993 federal income taxes as a result of a one percent increase in the federal corporate income tax rate.

RESULTS OF OPERATIONS

  Beginning in 1994, the Company expanded the reporting of operations to comprise four segments--Exploration and Production, Natural Gas Marketing, Natural Gas Distribution and Natural Gas Transmission. This discussion supplements the detailed financial information by business segment presented in Note L to the consolidated financial statements.

EXPLORATION AND PRODUCTION

  Operating revenues, which are derived primarily from the sale of produced natural gas, oil and natural gas liquids and from contract drilling, were $195.8 million in 1994 compared with $202.4 million in 1993 and $191.5 million in 1992. The decrease in revenues for 1994 compared to 1993 is due primarily to lower wellhead prices for natural gas and oil, and lower selling prices and production of natural gas liquids which were partially offset by increased gas production. The increase in revenues for 1993 compared to 1992 is due primarily to increases in average wellhead prices and production of natural gas.

Exploration and Production          1994       1993       1992

Operating Revenues (thousands):
  Natural Gas . . . . . . . . .  $121,810   $119,746  $  90,886
  Oil     . . . . . . . . . . .    29,239     34,176     43,469
  Natural Gas Liquids . . . . .    15,244     19,545     21,256
  Contract Drilling . . . . . .    15,427     14,611     19,924
  Direct Billing Settlements. .     7,815      7,815      7,815
  Other .                           6,260      6,529      8,128
                                  -------    -------    -------
         Total Revenues . . . .  $195,795   $202,422   $191,478
                                  =======    =======    =======
Sales Quantities:
  Natural Gas (MMcf). . . . . .    62,507     53,550     48,243
  Oil (MBls). . . . . . . . . .     1,986      2,112      2,406
  Natural Gas Liquids (thousands
    of gallons) . . . . . . . .    51,032     60,973     64,938

   Gas purchased amounted to $10.6 million in 1994 compared with $17.0 million in 1993 and $15.3 million in 1992. The decrease in gas purchased for 1994 compared to 1993 is due to the lower requirements attributed to decreased production of natural gas liquids. The increase in gas purchased for 1993 compared to 1992 is due to higher costs for purchased gas.

   Other operating expenses were $154.4 million in 1994, $142.9 million in 1993, and $139.8 million in 1992. Increases for the respective years are attributed to increased production expenses and depreciation and depletion related to the higher level of natural gas production.

   Operating income was $30.8 million in 1994, $42.5 million in 1993, and $36.4 million in 1992. The decrease in operating income for 1994 compared to 1993 reflects lower wellhead prices for natural gas and oil, and lower selling prices and production of natural gas liquids which were partially offset by increased gas production. The increase in operating income for 1993 compared to 1992 reflects primarily the increase in average wellhead prices and production of natural gas.

   Average wellhead natural gas prices for 1994 decreased 13 percent from the 1993 level, which was the highest level that had been experienced since 1988. Thus far in 1995, the wellhead prices have shown little sign of improving. Prices for oil and natural gas liquids continued the decline that began as far back as 1991.
Natural gas production continued to increase in 1994 reflecting the on-going development of Appalachian properties, which are the foundation of the segment's activities, as well as expansion in the off-shore Gulf Coast area.

   The 1995 capital expenditure program of $71.0 million for exploration and production includes $15.4 million for development of Appalachian holdings, $18.3 million for the Rocky Mountain area, $32.3 million for off-shore drilling in the Gulf of Mexico, and $2.7 million for exploration in South America.
Market and price trends will continue to be the principal factors for the economic justification of drilling investments under the 1995 program.

NATURAL GAS MARKETING

   Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $890.8 million in 1994 compared with $599.6 million in 1993 and $314.6 million in 1992.
The increase in revenues between the
years is attributed primarily to the acquisition of Louisiana Intrastate Gas Company (LIG) on June 30, 1993, as more fully described in Note M to the consolidated financial statements.

Natural Gas Marketing               1994       1993       1992

Operating Revenues (thousands):
  Natural Gas Marketing . . . .  $830,082   $565,605 $  314,276
  Natural Gas Liquids . . . . .    51,113     27,576         --
  Transportation. . . . . . . .     9,266      6,247         --
  Other .                             317        196        350
                                  -------    -------    -------
         Total Revenues . . . .  $890,778   $599,624   $314,626
                                  =======    =======    =======
Sales Quantities:
  Marketed Natural Gas (MMcf) .   429,651    253,516    162,135
  Natural Gas Liquids (thousands
    of gallons) . . . . . . . .   194,493    101,218         --


   Gas purchased amounted to $857.4 million in 1994 compared with $575.7 million in 1993 and $305.9 million in 1992. The increased cost between the years reflects the increase in volume of marketed natural gas and requirements for the higher production levels of natural gas liquids.

   Other operating expenses were $29.3 million in 1994, $12.2 million in 1993, and $3.8 million in 1992. Increases for the respective years reflect the acquisition of LIG.

   Operating income was $4.1 million in 1994, $11.7 million in 1993, and $4.9 million in 1992. The decrease in operating income for 1994 compared to 1993 reflects lower prices for natural gas liquids. The increase in operating income for 1993 compared to 1992 reflects primarily the acquisition of LIG.

   Gas marketing activities continued to expand during 1994. However, the impact of lower energy prices overshadowed the nearly seventy percent increase in marketed volumes.
LIG, which contributed to the increase in marketed services, fell below profit expectations because of the substantial decline in liquids processing margins. This is attributed to the competitive pressure of lower oil prices during most of the year. Nevertheless, the acquisition of LIG has positioned the Company's marketing activities in the Gulf Coast area where it also has expanding exploration and production activities. The Company is developing gas storage and interchange facilities which will connect with the Henry Hub as well as LIG's system of pipelines, gas processing facilities, and multiple interconnections with major pipelines. This integration and expansion of services is the foundation for developing a Gulf Coast market center.

   The 1995 capital expenditure program of $25.2 million for marketing operations includes $19.0 million for development of the gas storage system, $5.0 million for improvement of LIG's pipeline and gathering system, and $1.2 million for development of information systems to support the expanded services expected to be offered.

NATURAL GAS DISTRIBUTION

   Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $390.5 million in 1994 compared with $335.1 million in 1993 and $328.0 million in 1992.
The increase in revenues for 1994 compared to 1993 is due primarily to higher retail rates to pass through increased purchased gas costs to customers, increased sales to utilities, and increased commercial and industrial sales reflecting some transportation customers switching service. The increase in revenues for 1993 compared to 1992 is due to the full-year impact of a retail rate increase for Pennsylvania customers, which went into , effect in July of 1992 offset by lower retail rates to pass through decreased purchased gas costs to customers.

Natural Gas Distribution              1994       1993       1992

Operating Revenues (thousands):
  Residential Gas Sales . . . .     $265,356   $247,238   $241,331
  Commercial Gas Sales. . . . .       66,956     59,057     59,386
  Industrial and Utility Gas Sales .  31,853      8,017      4,593
  Transportation Service. . . .       21,750     16,526     17,967
  Other .                              4,560      4,311      4,745
                                     -------    -------    -------
    Total Revenues. . . . . . .     $390,475   $335,149   $328,022
                                     =======    =======    =======
Sales Quantities (MMcf):
  Residential Gas Sales . . . .       29,570     29,980     30,089
  Commercial Gas Sales. . . .          9,681      8,235      8,097
  Industrial and Utility Gas Sales    12,855      1,767        721
  Transportation Deliveries . .        8,611     10,986     13,080
  Heating Degree Days
    (Normal - 5,968). . . . . .        5,607      5,628      5,629

   Gas purchased amounted to $232.9 million in 1994, $182.8 million in 1993, and $179.4 million in 1992. The increase in gas costs for 1994 compared to 1993 reflects the pass-through of higher costs in rates to retail customers and the increase in sales to commercial, industrial, and utility customers. The increase in gas costs for 1993 compared to 1992 reflects increased sales to commercial, industrial, and utility customers partially offset by the pass-through of lower costs in rates to retail customers.

   Other operating expenses amounted to $114.4 million in 1994, $106.6 million in 1993, and $97.2 million in 1992. The increase between the years is due principally to increased labor, sales and marketing, distribution, and uncollectible account expenses.

   Operating income was $43.2 million in 1994 compared with $45.7 million in 1993 and $51.4 million in 1992. The decrease in operating income between the years is due primarily to increased operating expenses, which more than offset the higher margins being realized.

   The operating results of the distribution operations continue to be impacted by the effects of weather on gas sales, primarily to residential customers. However, increased sales to utility customers and the continuing expansion of new gas-using technologies such as co-generation, natural gas vehicles, and natural gas-fired cooling have served to retain system throughput. In addition, new services for customers, such as energy management, have helped to offset the effects of weather that continues to be warmer than normal.

   The 1995 capital expenditure program of $25.1 million for distribution operations includes $17.1 million for the distribution system, $5.7 million for development of information systems and $2.3 million for other items.

NATURAL GAS TRANSMISSION

   Operating revenues, which are derived from the interstate transportation, storage and sale of natural gas subject to federal regulation, and the marketing of natural gas, were $116.8 million in 1994 compared with $188.9 million in 1993 and $203.4 million in 1992. The decrease in revenues between the years reflects the effects of FERC Order 636 restructuring which took effect in the middle of 1993.

Natural Gas Transmission            1994       1993       1992

Operating Revenues (thousands):
  Industrial and Utility
    Gas Sales . . .              $  2,309   $114,867   $155,271
  Marketed Gas Sales. . . . . .    21,244     10,200         --
  Transportation Service. . . .    69,958     47,534     34,779
  Storage Service . . . . . . .    16,993     10,014      6,693
  Other .                           6,265      6,267      6,658
                                  -------    -------    -------
    Total Revenues. . . . . . .  $116,769   $188,882   $203,401
                                  =======    =======    =======
Sales Quantities (MMcf):
  Industrial and Utility
    Gas Sales . . .                   388     26,345     36,697
  Marketed Gas Sales. . . . . .     9,131      4,052         --
  Transportation Deliveries . .   123,472     88,550     79,015

   Gas purchased amounted to $18.2 million in 1994, $95.9 million in 1993, and $127.4 million in 1992. The decrease in gas costs between the years reflects the elimination of pipeline gas sales pursuant to FERC Order 636 restructuring.

   Other operating expenses amounted to $66.4 million in 1994, $62.3 million in 1993, and $54.0 million in 1992. The increase in expenses between the years is due primarily to provisions for possible refunds to customers.

   Operating income was $32.2 million in 1994 compared with $30.7 million in 1993 and $22.0 million in 1992. The increase in operating income between the years is due primarily to the restructuring of tariff rates pursuant to FERC Order 636 whereby all fixed costs are now recovered in the demand portion of pipeline rates.

   The 1995 capital expenditure program of $19.6 million for transmission operations includes $12.3 million for maintaining and expanding the transmission system, $4.0 million for expansion of gas storage facilities, and $3.3 million for other items.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

   Cash required for operations is impacted primarily by the seasonal nature of the Company's distribution operations. Gas purchased for storage during the nonheating season is financed with short-term loans, which are repaid as gas is withdrawn from storage and sold during the heating season. In addition, short-term loans are used to provide other working capital requirements during the nonheating season.

Investing Activities

   The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution and transmission plant and continuing development and expansion of its resource production activities. Such expenditures during 1994 were $146.2 million. A total of $140.9 million has been authorized for the 1995 capital expenditure program.

   Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1995 capital expenditures with cash generated from operations and temporarily with short-term loans.

   Capital expenditures, including acquisitions, totaled about $922 million during the five-year period ended December 31, 1994, of which 45 percent was financed from operations.

Financing Activities

   The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans ranged from 2.99 percent to 6.80 percent during 1994. At December 31, 1994, $256.0 million of commercial paper and $13.3 million of bank loans were outstanding at an average interest rate of 5.94 percent.
In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Adequate credit is expected to continue to be available in the future.

   On September 29, 1993, the Company issued 3 million shares of common stock at a price of $38.50 per share. Net proceeds of approximately $111.6 million, after underwriters' commissions and other issuance costs, were used to repay a portion of the short-term debt incurred to purchase the stock of LIG.

   During the first quarter of 1994, the Company issued the remaining $43.5 million of Medium-Term Notes--Series B which were available under a shelf registration filed in March 1992 covering $100 million of medium-term notes. The Company filed a new shelf registration effective June 9, 1994, for the issuance of $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. No Series C Notes have been issued.

Federal Income Tax Provisions

   Cash flow has been affected by the Alternative Minimum Tax (AMT) since 1988. Despite the availability of nonconventional fuels tax credit, the Company has incurred an AMT liability in each of the years 1988 through 1994. Although
AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they reduce cash generated from operations. At
December 31, 1994, the Company has available $82.9 million of AMT credit carryforwards. The impact of AMT on future cash flow will depend on the level of taxable income.
AMT is not expected to affect the Company's ability to finance future capital requirements.

   Under current law, wells drilled after 1992 do not qualify for the nonconventional fuels tax credit. While production from qualified wells drilled in the Appalachian area will generate tax credits through the year 2002, it is anticipated that the amount of such credits will decline as the related reserves are depleted. The credits recorded in 1994, 1993, and 1992 reduced the Company's federal income tax provisions by $16.4 million, $20.6 million, and $14.1 million, respectively.

Environmental Matters

   Management does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations. The Company has identified situations that require remedial action for which $6.5 million is accrued at December 31, 1994. The portion of amounts expensed through 1994 that have been deferred, pending recovery in future rates, and included in regulatory assets amounts to $3.5 million. Environmental matters are described in Note N to the consolidated financial statements.

Balance Sheet Changes

   The increase in deferred purchased gas cost is due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The increase in refunds due customers reflects provisions for refund of a portion of Equitrans' current rates that are in effect subject to approval by the FERC.

AUDIT COMMITTEE

   The Audit Committee, composed entirely of outside directors, meets periodically with the Company's independent auditors, its internal auditor, and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

Item 8. Financial Statements and Supplementary Data


                                             Page Reference

Report of Independent Auditors                      24

Statements of Consolidated Income
  for each of the three years in
  the period ended December 31, 1994                25

Consolidated Balance Sheets
  December 31, 1994 and 1993                      26 & 27

Statements of Consolidated Cash Flows
  for each of the three years in the
  period ended December 31, 1994                    28

Statements of Common Stockholders'
  Equity for each of the three
  years in the period ended
  December 31, 1994                                 29

Long-term Debt, December 31,
  1994 and 1993                                     30

Notes to Consolidated Financial
  Statements                                      31 - 48

                     REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Equitable Resources, Inc.

    We have audited the accompanying consolidated balance sheets and statements of long-term debt of Equitable Resources, Inc., and Subsidiaries at December 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc., and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As described in Note E to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in 1993.


                                             s/ Ernst & Young LLP
                                                Ernst & Young LLP


Pittsburgh, Pennsylvania
February 13, 1995


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                               1994         1993          1992
                          (Thousands Except Per Share Amounts)

Operating Revenues          $1,397,280    $1,094,794     $812,374
Cost of Gas Purchased          926,905       644,157      407,055
                             ---------     ---------      -------
  Net operating revenues       470,375       450,637      405,319
                             ---------     ---------      -------
Operating Expenses:
  Operation                    192,799       174,420      161,972
  Maintenance                   31,737        29,024       26,327
  Depreciation and depletion    93,347        76,894       65,940
  Taxes other than income       42,244        39,802       36,654
                             ---------     ---------      -------
    Total operating expenses   360,127       320,140      290,893
                             ---------     ---------      -------
Operating Income               110,248       130,497      114,426

Other Income                     3,163         1,706        1,781
Interest Charges                43,905        38,728       37,411
                             ---------     ---------      -------
Income Before Income Taxes      69,506        93,475       78,796

Income Taxes                     8,777        20,020       18,770
                             ---------     ---------      -------
Net Income                  $   60,729    $   73,455    $  60,026
                             =========     =========      =======

Average Common
 Shares Outstanding             34,509        32,359       31,342

Earnings Per Share
of Common Stock                  $1.76         $2.27        $1.92

See notes to consolidated financial statements Pages 31 to 48, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

                ASSETS

                                      1994           1993
                                         (Thousands)
Property, Plant and Equipment:
  Exploration and production
    (successful efforts method)  $   983,328    $   905,856
  Natural gas marketing              309,579        297,743
  Natural gas distribution           552,789        523,497
  Natural gas transmission           387,921        379,741
                                   ---------      ---------
    Total                          2,233,617      2,106,837

  Less accumulated depreciation
    and depletion                    637,951        558,413
                                   ---------      ---------

  Net property, plant and
    equipment                      1,595,666      1,548,424
                                   ---------      ---------
Current Assets:
  Cash and cash equivalents           23,415         15,037
  Accounts receivable (less
    accumulated provision for
    doubtful accounts:  1994,
    $10,890;
    1993, $10,106)                   172,178        171,626
  Unbilled revenues                   25,794         27,853
  Gas stored underground
     - current inventory              15,101         18,059
  Material and supplies               12,876         12,261
  Deferred purchased gas cost         24,890         17,148
  Prepaid expenses and other          33,569         23,977
                                   ---------      ---------
    Total current assets             307,823        285,961
                                   ---------      ---------
Other Assets:
  Regulatory assets                   88,387         87,024
  Other                               27,246         25,498
                                   ---------      ---------
    Total other assets               115,633        112,522
                                   ---------      ---------
      Total                       $2,019,122     $1,946,907
                                   =========      =========

See notes to consolidated financial statements Pages 31 to 48, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993


     CAPITALIZATION AND LIABILITIES

                                     1994            1993
                                         (Thousands)
Capitalization:
  Common stockholders' equity    $   750,002    $   728,030
  Long-term debt                     398,282        378,845
                                   ---------      ---------
    Total capitalization           1,148,284      1,106,875
                                   ---------      ---------

Current Liabilities:
  Long-term debt payable
    within one year                   24,500          1,971
  Short-term loans                   269,300        253,900
  Accounts payable                   123,394        143,808
  Accrued taxes                       19,588         15,358
  Accrued interest                    13,032         12,338
  Refunds due customers               22,255         14,206
  Customer credit balances            10,427          7,578
  Other                               16,399         14,794
                                   ---------      ---------
    Total current liabilities        498,895        463,953
                                   ---------      ---------
Deferred and Other Credits:
  Deferred income taxes              326,597        331,140
  Deferred investment tax credits     22,082         23,178
  Other                               23,264         21,761
                                   ---------      ---------
    Total deferred and
      other credits                  371,943        376,079
                                   ---------      ---------
Commitments and Contingencies              -              -
                                   ---------      ---------
      Total                       $2,019,122     $1,946,907
                                   =========      =========

See notes to consolidated financial statements Pages 31 to 48, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                    1994          1993        1992
                                                                      (Thousands)
Cash Flows from Operating Activities:
  Net income                                     $  60,729   $   73,455   $  60,026
                                                   -------      -------     -------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and depletion                    93,347       76,894      65,940
      Deferred income taxes                         (5,059)         756      (2,015)
      Other - net                                    1,566        1,319       1,435
      Changes in other assets and liabilities:
        Accounts receivable and unbilled revenues      723      (22,352)     (8,035)
        Gas stored underground                       2,958       (5,076)      3,990
        Material and supplies                         (615)        (709)       (724)
        Deferred purchased gas cost                 (7,742)     (14,024)      4,915
        Regulatory assets                           (1,363)     (18,657)     (2,870)
        Accounts payable                           (20,414)      18,747       2,821
        Accrued taxes                                4,230        1,024       1,018
        Refunds due customers                        8,049        2,537       4,050
        Other - net                                 (1,274)      (4,588)      3,965
                                                   -------      -------     -------
          Total adjustments                         74,406       35,871      74,490
                                                   -------      -------     -------
            Net cash provided by
            operating activities                   135,135      109,326     134,516
                                                   -------      -------     -------
Cash Flows from Investing Activities:
    Capital expenditures                          (146,174)    (339,411)    (99,589)
     Proceeds from sale of property                  1,195        1,270       6,872
                                                   -------      -------     -------
           Net cash used in
           investing activities                   (144,979)    (338,141)    (92,717)
                                                   -------      -------     -------
Cash Flows from Financing Activities:
   Issuance of common stock                          1,791      112,412       1,427
   Purchase of treasury stock                         (395)         (28)       (226)
   Dividends paid                                  (39,686)     (35,279)    (32,595)
   Proceeds from issuance of long-term debt         43,083       31,702      24,359
   Repayments and retirements of long-term debt     (1,971)     (16,445)    (15,995)
   Increase (decrease) in short-term loans          15,400      139,900     (15,500)
                                                    ------      -------     -------
           Net cash provided (used)
           by financing activities                  18,222      232,262     (38,530)
                                                   -------      -------     -------
Net Increase in Cash and Cash Equivalents            8,378        3,447       3,269
Cash and Cash Equivalents at Beginning of Year      15,037       11,590       8,321
                                                   -------      -------     -------
Cash and Cash Equivalents at End of Year         $  23,415   $   15,037   $  11,590
                                                   =======      =======     =======
Cash Paid During the Year for:
   Interest (net of amount capitalized)          $  40,105   $   34,592   $  31,304

   Income taxes                                  $  13,098   $   27,547   $  17,587

See notes to consolidated financial statements Pages 31 to 48, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                              Common Stock (a)         Foreign      Common
                                       Shares        No      Retained  Currency     Stockholders'
                                     Outstanding  Par Value  Earnings  Translation  Equity

                                                            (Thousands)

Balance, January 1, 1992                31,311    $ 93,840   $454,826   $     -     $548,666
  Net income for the year 1992                                 60,026
  Dividends ($1.04 per share)                                 (32,595)
  Stock issued:
    Conversion of 9 1/2 percent
      debentures                            23         259
    Restricted stock option plan            60       1,427
  Treasury stock                            (8)       (226)
                                        ------     -------    -------    ------
Balance, December 31, 1992 (b)          31,386      95,300    482,257                577,557
  Net income for the year 1993                                 73,455
  Dividends ($1.10 per share)                                 (35,279)
  Foreign currency translation                                             (581)
  Stock issued:
    New stock issuance                   3,000     111,570
    Conversion of 9 1/2 percent
      debentures                            51         564
    Restricted stock option plan            29         850

    Cash paid in lieu of fractional shares             (78)
  Treasury stock                            (1)        (28)
                                        ------     -------    -------    ------
Balance, December 31, 1993 (b)          34,465     208,178    520,433      (581)     728,030
  Net income for the year 1994                                 60,729
  Dividends ($1.15 per share)                                 (39,686)
  Foreign currency translation                                             (923)
  Stock issued:
    Conversion of 9 1/2 percent
      debentures                            31         345
    Restricted stock option plan             8         313
    Dividend reinvestment plan              47       1,504
  Treasury stock                           (10)       (310)
                                        ------      ------    -------    ------
Balance, December 31, 1994 (b)(c)(d)    34,541     $210,030  $541,476   $(1,504)    $750,002
                                        ======      =======   =======    ======

(a) Shares authorized:  Common - 80,000,000 shares,
    Preferred - 3,000,000 shares.

(b) Net of treasury stock: 1994 - 632,000 shares ($14,933,000);
    1993 - 622,000 shares ($14,623,000); 1992 - 621,000 shares ($14,595,000).

(c) A total of 2,870,000 shares of authorized but unissued common stock was reserved for the conversion of the 9 1/2% convertible subordinated debentures, for issuance under the key employee restricted stock option and stock appreciation rights incentive compensation plan, the long-term incentive plan, the non-employee directors' stock incentive plan, and for issuance under the company's dividend reinvestment and stock purchase plan.

(d) Retained earnings of $408,797,000 is available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.


See notes to consolidated financial statements Pages 31 to 48, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

LONG-TERM DEBT
DECEMBER 31, 1994 AND 1993


                                           Annual Debt    Maturities After
                                            Maturities        One Year
                                          1994      1993    1994     1993
                                                     (Thousands)

8 1/4 percent Debentures,                 $     -   $    -  $ 75,000  $ 75,000
  due July 1, 1996 (a)
7 1/2 percent Debentures, due July 1, 1999
  ($75,000 principal amount, net of
  unamortized original issue discount)(a)       -        -    70,466    69,684
9 1/2 percent Convertible
  subordinated debentures,
  due January 15, 2006                          -        -     2,316     2,661
9.9 percent Debentures, due                     -        -    75,000    75,000
  April 15, 2013 (b)
Medium-term notes:
  7.2 to 9.0 percent Series A,
    due 1998 thru 2021                          -        -   100,000   100,000
  5.1 to 7.6 percent Series B,
    due 1995 thru 2023                     24,500        -    75,500    56,500
Other                                            -   1,971         -         -
                                           ------    -----   -------   -------
      Total                               $24,500   $1,971  $398,282  $378,845
                                           ======    =====   =======   =======

(a)  Not redeemable prior to maturity.

(b)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.

See notes to consolidated financial statements Pages 31 to 48, inclusive


EQUITABLE RESOURCES, INC.
Notes to Consolidated Financial Statements
December 31, 1994

A.  Summary of Significant Accounting Policies

  (1) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Equitable Resources, Inc. and Subsidiaries (the "Company" or "Companies"). All subsidiaries are 100 percent owned.

  (2) PROPERTIES, DEPRECIATION AND DEPLETION: The cost of property additions, replacements and improvements capitalized includes labor, material and overhead. The cost of property retired, plus removal costs less salvage, is charged to accumulated depreciation.

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

  (3) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Federal Energy Regulatory Commission (FERC) prescribes a formula to be used for computing overhead allowances for funds used during construction (AFC). AFC applicable to equity funds capitalized is included in other income and amounted to $.9 million in 1994, $1.0 million in 1993 and $1.3 million in 1992. AFC applicable to borrowed funds, as well as other interest capitalized for the nonregulated companies, is applied as a reduction of interest charges and amounted to $2.1 million in 1994, $1.8 million in 1993 and $1.3 million in 1992.

  (4) INVENTORIES: Inventories are stated at cost which is below market. Gas stored underground--current inventory is stated at cost under
the average cost method.   Material and supplies are stated generally at
average cost.

  (5) INCOME TAXES: The Companies file a consolidated federal income tax return. The current provision for income taxes represents amounts paid or payable. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Where deferred tax liabilities will be passed through to customers in regulated rates, the Companies establish a corresponding regulatory asset for the increase in future revenues that will result when the temporary differences reverse.

  Investment tax credits realized in prior years were deferred and are being amortized over the estimated service lives of the related properties where required by ratemaking rules.

  (6) DEFERRED PURCHASED GAS COST: Where permitted by regulatory authority under purchased gas adjustment clauses or similar tariff provisions, the Company defers the difference between purchased gas cost, less refunds, and the billing of such cost and amortizes the deferral over subsequent periods in which billings either recover or repay such amounts.

  (7) REGULATORY ASSETS: Certain costs, which will be passed through to customers under ratemaking rules for regulated operations, are deferred by the Company as regulatory assets. The amounts deferred relate primarily to the accounting for income taxes.

  (8) DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses exchange-traded natural gas and crude oil futures contracts to hedge exposures to energy price changes. To qualify for hedge accounting, the Company must be exposed to energy price risk and the futures contracts must be designated and effective as hedges. Realized gains and losses on futures contracts which qualify as hedges of firm commitments or anticipated transactions are deferred and recognized in income when the hedged transactions occur. The Company also trades natural gas futures. Realized and unrealized gains and losses on such transactions are recorded in other income in the period in which the changes occur. Margin requirements on futures contracts are recorded in other current assets on the balance sheet.

  (9) CASH FLOWS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  (10) RECLASSIFICATION: Certain amounts contained in prior year comparative information have been reclassified to conform with the 1994 presentation.

B.  Direct Billing Settlements

  Kentucky West Virginia Gas Company received FERC approval of settlement agreements with all customers for the direct billing to recover the higher Natural Gas Policy Act (NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with the Equitable Gas Division has been subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved the recovery of $7.8 million relating to the settlement in each of the years 1992 to 1994, which increased net income reported for the third quarter of each year by $4.7 million. Approximately $42 million from the settlement remains to be recovered in future gas cost filings with the PUC over the next six years.

  The settlement with Columbia Gas Transmission Company for the recovery of $19 million has been accepted in Columbia's bankruptcy proceeding. However, in view of Columbia's pending reorganization under Chapter 11 of the Bankruptcy Code, the amount of recovery from Columbia remains uncertain and therefore has not been recognized.

C.  Income Taxes

  The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities:

                                                      December 31,
                                                      1994     1993
                                                        (Thousands)
  Deferred tax liabilities (assets):
    Exploration and development costs
         expensed for income tax reporting . . . .  $141,479  $138,089
    Tax depreciation in excess of
         book depreciation . . . . . . .             255,683   250,032
    Regulatory temporary differences . .              37,319    36,841
    Deferred purchased gas cost. . . . .               6,397     8,413
    Alternative minimum tax. . . . . . .             (82,925)  (69,333)
    Investment tax credit. . . . . . . .              (9,306)  (10,340)
    Other. . . . . . . . . . . . . . . .             (17,606)  (21,829)
                                                     -------   -------
         Total (including amounts classified as
           current liabilities of $4,444 for 1994
           and $733 for 1993) . .                   $331,041  $331,873
                                                     =======   =======

  As of December 31, 1994 and 1993, $76.2 million and $76.4 million, respectively, of the net deferred tax liabilities are related to rate regulated operations and have been deferred as regulatory assets.

  Income tax expense is summarized as follows:

                                 Years Ended December 31,
                                 1994      1993      1992
                                        (Thousands)

  Current:
    Federal. . . . . . . . . . $11,196   $15,577   $13,540
    State. . . . . . . . . . .   2,640     3,687     7,245
  Deferred:
    Federal. . . . . . . . . .  (6,848)   (2,758)   (4,547)
    State. . . . . . . . . . .   1,789     3,514     2,532
                                 -----    ------    ------
         Total . . . . . . . . $ 8,777   $20,020   $18,770
                                ======    ======    ======

  Provisions for income taxes are less than amounts computed at the federal statutory rate of 35 percent for 1994 and 1993, and 34 percent for 1992 on pretax income. The reasons for the difference are summarized as follows:


                                   Years Ended December 31,
                             1994            1993            1992
                                          (Thousands)

  Tax at statutory rate  .  $ 24,327       $ 32,716       $ 26,791
  State income taxes . . .     3,069          4,332          6,453
  Increase in federal
    income tax rate. . . .         -          5,070              -
  Nonconventional fuels
    tax credit . . . . . .   (16,442)       (20,600)       (14,051)
  Other .                     (2,177)        (1,498)          (423)
                             -------        -------        -------
    Income tax expense . .  $  8,777       $ 20,020       $ 18,770
                             =======        =======        =======
  Effective tax rate . . .  12.6 percent   21.4 percent   23.8 percent

  In August 1993, the Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law. One of the provisions of the Act was to raise the maximum corporate income tax rate from 34 to 35 percent. The effect of this tax rate change increased deferred tax liabilities by approximately $11 million and increased regulatory assets by approximately $6 million.

  The consolidated federal income tax liability of the Companies has been settled through 1990.

  The Company has available $82.9 million of alternative minimum tax credit carryforward which has no expiration date. In addition, the Company has net operating loss carryforwards for federal income tax purposes of $14.9 million which begin to expire in 2006. The net operating loss carryforwards apply to Louisiana Intrastate Gas.

  Amortization of deferred investment tax credits amounted to $1.1 million for 1994, $1.4 million for 1993 and $1.1 million for 1992.

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

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                       December 31,
                                                    1994        1993
                                                        (Thousands)

  Actuarial present value of benefit obligations:
    Vested benefit obligation                     $120,763    $132,402
                                                   =======     =======
    Accumulated benefit obligation                $123,877    $135,809
                                                   =======     =======
  Market value of plan assets                     $143,121    $159,433
  Projected benefit obligation                     134,111     148,265
                                                   -------     -------
  Excess of plan assets over projected
    benefit obligation                               9,010      11,168
  Unrecognized net asset                            (2,905)     (3,237)
  Unrecognized net gain                            (15,606)    (16,732)
  Unrecognized prior service cost                    9,512      10,403
                                                   -------     -------
    Prepaid pension cost recognized in
      the consolidated balance sheets             $     11    $  1,602
                                                   =======     =======

  At year-end the discount rate used in determining the actuarial present value of benefit obligations was 8 1/4 percent for 1994, 7 1/4 percent for 1993 and 8 1/4 percent for 1992. The assumed rate of increase in compensation levels was 4 1/2 percent for 1994 and 1993 and 5 percent for 1992.

  The Companies' pension cost, using a 9 percent average rate of return on plan assets, comprised the following:

                                          Years Ended December 31,
                                         1994       1993      1992
                                                (Thousands)

Service cost benefits earned
  during the period.                   $  3,916  $  2,806  $  2,345
Interest cost on projected
  benefit obligation                     10,752    10,472     9,917
Actual loss (return) on assets. . . . .   2,757   (17,224)  (18,214)
Net amortization and deferral.          (14,680)    5,486     7,069
                                         ------    ------    ------
    Net periodic pension cost . .      $  2,745  $  1,540  $  1,117
                                         ======    ======    ======

E.  Other Postretirement Benefits

         In addition to providing pension benefits, the Companies provide certain health care and life insurance benefits for retired employees and their dependents. Substantially all employees are eligible for these benefits upon retirement from the Companies. The Company's transition obligation is being amortized over 20 years. In determining the accumulated postretirement benefit obligation at December 31, 1994, the Company used a beginning inflation factor of 10 1/2 percent decreasing gradually to 4 3/4 percent after 15 years and a discount rate of 8 1/4 percent. At December 31, 1993, the beginning inflation factor was 11 percent decreasing gradually to 4 3/4 percent after 16 years and the discount rate was 7 1/4 percent. The following summarizes the status of the Company's accrued postretirement benefit costs (OPEBS):

                                                    December 31,
                                                  1994       1993
                                                     (Thousands)
    Accumulated postretirement
    benefit obligation:
      Retired employees. . . . . . . . .       $ 21,269     $ 23,078
      Active employees:
        Fully eligible . . . . . . . . .          9,158        8,942
        Other. . . . . . . . . . . . . .         13,459       16,741
                                                -------      -------
         Total obligation  . . . . . . .         43,886       48,761
     Unrecognized net gain . . . . . . .          5,160           40
     Unrecognized transition obligation.        (41,501)     (43,806)
                                                -------      -------
            Accrued postretirement
            benefit cost .                     $  7,545     $  4,995
                                                =======      =======

     The net periodic cost for postretirement health care and life insurance benefits includes the following:
                                              Years Ended December 31,
                                                  1994       1993
                                                     (Thousands)

     Service cost. . . . . . . . . . . .        $1,049       $1,065
     Interest cost . . . . . . . . . . .         3,423        3,936
     Amortization of transition obligation. . .  2,305        2,306
                                                 -----        -----
      Periodic cost. . . . . . . . . . .        $6,777       $7,307
                                                 =====        =====

     As of December 31, 1994 and 1993, $3.5 million and $2.9 million, respectively, of the accrued OPEBS related to rate regulated operations have been deferred as regulatory assets. Rate filings have been undertaken to seek recovery of accrued costs over periods of up to 20 years.

     An increase of one percent in the assumed medical cost inflation rate would increase the accumulated postretirement benefit obligation by 7 percent and would increase the periodic cost by 8 percent.

     The cost of OPEBS for 1992 was recognized as paid and amounted to $2.9 million.

F.  Common Stock

    (1)  Common Stock Issuance

    On September 29, 1993, the Company issued 3 million shares of common stock at a price of $38.50 per share. Net proceeds after underwriters' commissions and other issuance costs were approximately $111.6 million. The proceeds were used to repay a portion of the short-term debt incurred to purchase the stock of Louisiana Intrastate Gas Company as described in Note M.

    (2)  Key Employee Restricted Stock Option Plan

    The Equitable Resources, Inc., Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan is nonqualified and provided for the granting of restricted stock awards or options to purchase common stock of the Company at prices ranging from 75 percent to 100 percent of market value on the date of grant. Options expire five years from the date of grant. Stock awarded under the Plan or purchased through the exercise of options, and the value of certain stock appreciation units, are restricted and subject to risk of forfeiture should an optionee terminate employment prior to specified vesting dates.

    The following schedule summarizes the stock option activity:

                                             Years Ended December 31,
                                            1994      1993      1992

  Options outstanding January 1  . .       253,068   139,725   228,787
  Granted  . . . . . . . . . . . . .             -   148,543         -
  Exercised  . . . . . . . . . . . .        (7,650)  (33,325)  (89,062)
  Canceled, forfeited, surrendered
    or expired . . . . . . . . . . .        (3,600)   (1,875)        -
                                           -------   -------   -------
  Options outstanding December 31  .       241,818   253,068   139,725
                                           =======   =======   =======
  Average price of options
    exercised during the year  . . .        $22.48    $18.97    $17.07
  At December 31:
    Prices of options outstanding  .        $18.81    $17.50    $15.20
                                                to        to        to
                                            $36.50    $36.50    $20.13

    Average option price . . . . . .        $29.82    $29.69    $19.76

    Shares reserved for issuance . .       663,699   671,349   705,209

  No future grants may be made under the Plan which was replaced by the Long-Term Incentive Plan effective May 27, 1994 as described below.

  (3)  Long-Term Incentive Plan

  On May 27, 1994, shareholders approved the Equitable Resources, Inc. Long-Term Incentive Plan which provides for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance-based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the Plan, or purchased through the exercise of options, and the value of stock appreciation units, are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. The maximum number of shares which could have been granted under the Plan during 1994 was 763,500 shares. In each subsequent year, an additional number of shares equal to 1 percent of the total outstanding shares as of the preceding December 31 will be available for grant. In no case may the number of shares granted under the Plan exceed 1,725,500 shares. No awards may be made under the Plan after May 27, 1999.
In May 1994, 363,400 stock options were granted to purchase common stock at $33.81 per share, which was the mean of the high and the low trading prices of the common stock on the date of grant. These options expire five years from the date of grant. At December 31, 1994, 1,725,500 shares of common stock were reserved for issuance under the Plan.

  (4)  Non-Employee Directors' Stock Incentive Plan

  On May 27, 1994, shareholders approved the Equitable Resources, Inc. Non-Employee Directors' Stock Incentive Plan which provides for the granting of up to 80,000 shares of common stock in the form of stock option grants and restricted stock awards to non-employee directors of the Company. Each Director received 450 shares of restricted stock on February 3, 1994. On June 1, 1994, each director was granted an option for 500 shares of common stock at $34.625 per share. On the first business day of June, in each year from 1995 through 1998, each Director will be granted an option for 500 additional shares of common stock. The exercise price for each share is 100 percent of the mean of the high and the low trading prices of the common stock on the date of grant. Each option is exercisable upon the earlier of three years from the date of grant or a Director's retirement, disability or death. No option may be exercised more than five years after date of grant. At December 31, 1994, 76,400 shares of common stock were reserved for issuance under the Plan.

  (5)  Dividend Reinvestment and Stock Purchase Plan

  Pursuant to this plan, stockholders may reinvest dividends and make limited additional cash investments to purchase shares of common stock. Shares issued through the Plan may be acquired on the open market or by issuance of previously unissued shares. At December 31, 1994, 194,183 shares of common stock were reserved for issuance under the Plan.

G.  Short-Term Loans

  Maximum lines of credit available to the Company were $325 million during 1994, $360 million during 1993 and $140 million during 1992. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent were paid to maintain credit availability. In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent.

  At December 31, 1994, short-term loans consisted of $256.0 million of commercial paper and $13.3 million of bank loans at a weighted average annual interest rate of 5.94 percent; and at December 31, 1993, $189.9 million and $64.0 million, respectively, at a weighted average annual interest rate of
3.30 percent. The maximum amount of outstanding short-term loans was $269.3 million in 1994, $339.0 million in 1993 and $130.5 million in 1992. The average daily total of short-term loans outstanding was approximately $204.6 million during 1994, $174.9 million during 1993 and $107.4 million during 1992; weighted average annual interest rates applicable thereto were
4.4 percent in 1994, 3.3 percent in 1993 and 3.8 percent in 1992.

H.  Long-Term Debt

  The Company filed a shelf registration with the Securities and Exchange Commission effective June 9, 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. No Series C Notes have been issued.

  During the first quarter of 1994, the Company issued the remaining
$43.5 million of Medium Term Notes--Series B under a shelf registration filed with the Securities and Exchange Commission in March 1992. The Series B Notes have maturity dates ranging from three to thirty years from date of issuance and a weighted average interest rate of 6.60 percent.

  The 9 1/2 percent Convertible Subordinated Debentures are convertible at any time into common stock at a conversion price of $11.06 per share. During 1994, 1993 and 1992, $345,000, $564,000 and $259,000 of these debentures were converted into 31,187 shares, 50,983 shares and 23,399 shares of common stock, respectively. At December 31, 1994, 209,731 shares of common stock were reserved for conversions.

  Interest expense on long-term debt amounted to $35.5 million in 1994, $33.2 million in 1993 and $31.9 million in 1992. Aggregate maturities of long-term debt will be $24.5 million in 1995, $75.0 million in 1996, none in 1997, $5.0 million in 1998 and $78.8 million in 1999.

I.  Derivative Financial Instruments

  The Company is exposed to risk from fluctuations in energy prices in the normal course of business. The Company uses exchange-traded energy futures contracts to hedge exposures to changes in energy prices, primarily relating to its gas marketing operations. The Company also trades in energy futures. Energy futures contracts are commitments to either purchase or sell a designated commodity, generally natural gas or crude oil, at a future date for a specified price and may be settled in cash or through delivery. The contracts used by the
Company cover one-month periods from one to eighteen months in the future. Initial margin requirements are met in cash or other instruments, and changes in contract values are settled daily. Energy futures contracts have minimal credit risk because futures exchanges are the counterparties.

  At December 31, 1994, natural gas futures contracts for the purchase of
10.8 Bcf and the sale of 3.7 Bcf were outstanding as hedges on future transactions. At December 31, 1994, deferrals related to hedging activities include realized losses of $.2 million and unrealized losses of $1.5 million.

  At December 31, 1994, there were no outstanding energy futures contracts held for trading purposes. During 1994, the average fair value of traded contracts was $30,000 and a net gain of $1.5 million was realized. The value of these financial instruments is subject to fluctuations in market prices for natural gas and crude oil. Exposure to this risk is managed by maintaining open positions within defined trading limits.

J.  Fair Value of Financial Instruments

  The carrying value of cash and cash equivalents as well as short-term loans approximates fair value due to the short maturity of the instruments.

  The estimated fair value of long-term debt, including the portion due within one year, at December 31, 1994 and 1993 would be $430.2 million and $433.0 million, respectively. The fair value was estimated based on the quoted market prices as well as the discounted values using a current discount rate reflective of the remaining maturity. The Company's 8 1/4 percent Debentures and 7 1/2 percent
Debentures may not be redeemed prior to maturity.  The
9.9 percent Debentures require payment of premiums for early redemption, exclusive of annual sinking fund requirements.

  The futures described in Note I are reflected in other current assets at fair value of $(1.5) million.

K.  Concentrations of Credit Risk

    Revenues and related accounts receivable from exploration and production operations are generated primarily from the sale of produced natural gas to utility and industrial customers located mainly in the Appalachian area; the sale of produced oil to refinery customers in the Rocky Mountain and Appalachian areas; and the sale of produced natural gas liquids to a refinery customer in Kentucky.

    Natural gas marketing operating revenues and related accounts receivable are generated from the nationwide marketing of natural gas to brokers and large volume utility and industrial customers; and the sale of produced natural gas liquids and intrastate transportation of natural gas in Louisiana.

    Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 265,000 residential, commercial and industrial customers located in southwest Pennsylvania and parts of West Virginia and Kentucky. Under state regulations, the utility is required to provide continuous gas service to residential customers during the winter heating season.

    Natural gas transmission operating revenues and related accounts receivable are generated from FERC-regulated interstate pipeline transportation and storage service for the affiliated utility, Equitable Gas, as well as other utility and end-user customers located in nine mid-Atlantic and northeastern states.

    The Company is not aware of any significant credit risks which have not been recognized in provisions for doubtful accounts.

L.  Financial Information by Business Segment

    Beginning in 1994, the Company expanded the reporting of operations to comprise four segments. Exploration and production acitivities comprise the exploration, development, production and sale of natural gas and oil, extraction and sale of natural gas liquids and contract drilling. Natural gas marketing activities comprise marketing of natural gas, extraction and sale of natural gas liquids and intrastate transportation. Natural gas distribution activities comprise the operations of the Company's state-regulated natural gas utility. Natural gas transmission activities comprise gas transportation, gathering, storage and marketing activities involving the Company's three FERC-regulated gas pipelines.

    The following table sets forth financial information for each of the business segments:

                                               Years Ended December 31,
                                          1994          1993         1992
                                                     (Thousands)

Operating Revenues:
  Exploration and production           $  195,795   $  202,422   $   191,478
  Natural gas marketing                   890,778      599,624       314,626
  Natural gas distribution                390,475      335,149       328,022
  Natural gas transmission                116,769      188,882       203,401
  Sales between segments                 (196,537)    (231,283)     (225,153)
                                        ---------    ---------    ----------
    Total                              $1,397,280   $1,094,794   $   812,374
                                        =========    =========    ==========
Operating Income:
  Exploration and production           $   30,843   $   42,453   $    36,348
  Natural gas marketing                     4,089       11,700         4,850
  Natural gas distribution                 43,180       45,714        51,372
  Natural gas transmission                 32,136       30,630        21,856
                                        ---------    ---------     ---------
    Total                              $  110,248   $  130,497    $  114,426
                                        =========    =========     =========
Identifiable Assets:
  Exploration and production           $  724,144   $  699,322    $  666,924
  Natural gas marketing                   396,166      386,040        33,092
  Natural gas distribution                690,068      660,889       610,830
  Natural gas transmission                297,140      302,102       278,109
  Eliminations                            (88,396)    (101,446)     (120,531)
                                        ---------    ---------     ---------
    Total                              $2,019,122   $1,946,907    $1,468,424
                                        =========    =========     =========

Depreciation and Depletion:
  Exploration and production           $   57,196   $   47,645    $   45,569
  Natural gas marketing                    11,702        5,778            69
  Natural gas distribution                 15,196       14,624        12,425
  Natural gas transmission                  9,253        8,847         7,877
                                        ---------    ---------     ---------
    Total                              $   93,347   $   76,894    $   65,940
                                        =========    =========     =========
Capital Expenditures:
  Exploration and production           $   84,460   $  101,203    $   52,719
  Natural gas marketing                    15,765      195,042           204
  Natural gas distribution                 32,712       26,077        22,593
  Natural gas transmission                 13,237       17,089        24,073
                                        ---------    ---------     ---------
    Total                              $  146,174   $  339,411    $   99,589
                                        =========    =========     =========

M.  Acquisitions

   On June 30, 1993, the Company purchased the outstanding common stock of Louisiana Intrastate Gas Company (LIG) for $191 million. LIG owns a
1,900 mile intrastate pipeline system in Louisiana, four natural gas processing plants and is also engaged in gas marketing. The purchase was funded initially with short-term debt, a portion of which was repaid with the proceeds from the issuance of common stock as described in Note F to the consolidated financial statements. Under terms of the purchase agreement, the seller, and/or the previous owner of LIG, have indemnified the Company against any losses resulting from claims of liability under the gas purchase contracts and substantially all environmental liabilities attributable to operation of LIG prior to June 30, 1993.

   On July 8, 1993, the Company purchased all of the outstanding stock of Hershey Oil Corporation (Hershey) for approximately $18 million. Hershey's assets consist primarily of approximately 68 billion cubic feet of proved natural gas reserves and 17,000 net undeveloped acres in Alberta, Canada.

   The acquisitions were accounted for under the purchase method and are included in the natural gas marketing segment and exploration and production segment, respectively. Had the purchases occurred as of the beginning of 1993 and 1992, unaudited proforma consolidated results for the Company would have been: revenues of $1,119 million and $872 million; net income of $74.0 million and $68.6 million; and earnings per share of $2.29 and $2.19 for the years ended December 31, 1993 and 1992, respectively.

N.  Commitments and Contingencies

   Rent expense was $9.7 million in 1994, $9.8 million in 1993 and $9.3 million in 1992. Long-term leases are principally for division operating headquarters and warehouse buildings and computer hardware and have renewal options ranging to 19 years from December 31, 1994. Future minimum rentals for all noncancelable long-term leases at December 31, 1994 are as follows:
1995, $5.9 million; 1996, $5.3 million; 1997, $4.6 million; 1998, $3.2 million; 1999, $2.6 million, and $15.7 million thereafter for a total of $37.3 million.

   The Company has annual commitments of approximately $31 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 8 years at December 31, 1994, which relate to gas distribution operations. However, substantially all of these costs are recoverable in customer rates.

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

   However, certain of these costs are deferred as regulatory assets when recoverable through regulated rates. On-going expenditures for compliance with environmental laws and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either their nature or amount in the future and does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations.

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

O.  Interim Financial Information (Unaudited)

   The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's business and the activities of new subsidiaries from the date of acquisition as described in Note M.

                          March     June    September  December
                           31        30        30         31
                           (Thousands except per share amounts)

       1994

Operating revenues      $439,538  $316,122  $297,712  $343,908
Operating income          60,979    10,054    12,847    26,368
Net income                36,359     6,057     2,381    15,932
Earnings per share         $1.05      $.18      $.07      $.46

       1993

Operating revenues      $269,819  $207,782  $272,745  $344,448
Operating income          55,349    13,978    24,787    36,383
Net income                30,795     8,831     8,612    25,217
Earnings per share          $.98      $.28      $.27      $.73

P.  Natural Gas and Oil Producing Activities

         The supplementary information summarized below presents the results of natural gas and oil activities for the exploration and production segment in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities."

         The information presented excludes data associated with natural gas reserves related to rate regulated operations. These reserves (proved developed) are less than 5 percent of total Company proved reserves for the years presented.

(1) Production Costs

    The following table presents the costs incurred relating to natural gas and oil production activities:

                                 1994      1993      1992
                                       (Thousands)
  At December 31:
    Capitalized costs. . . . . $909,443  $836,638  $748,325
    Accumulated depreciation
         and depletion . . . .  304,835   256,508   216,005
                                -------   -------   -------
  Net capitalized costs. . . . $604,608  $580,130  $532,320
                                =======   =======   =======
  Costs incurred :
    Property acquisition . ..  $  8,335  $ 29,345  $    663
    Exploration. . . . . . . .   22,783    13,928    13,166
    Development. . . . . . . .   60,690    62,336    46,321

  (2)    Results of Operations for Producing Activities

  The following table presents the results of operations related to natural gas and oil production:

                                  1994      1993      1992
                                         (Thousands)

  Revenues:
    Affiliated . . . . . . . .$  16,564  $ 15,467 $   8,964
    Nonaffiliated  . . . . . .  136,029   140,380   127,369
  Production costs . . . . . .   33,891    33,620    30,385
  Exploration expenses . . . .   16,634    13,559    16,439
  Depreciation and depletion .   52,505    43,841    40,744
  Income tax expense . . . . .    3,602     5,039     5,221
                                -------   -------   -------
  Results of operations from
    producing activities
    (excluding corporate
    overhead). . . . . . . . .$  45,961  $ 59,788  $ 43,544
                                =======   =======   =======

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

Natural Gas                        1994        1993      1992
                                   (Millions of Cubic Feet)

Proved developed and
undeveloped reserves:
  Beginning of year. . . . . . . 822,583    720,032   695,898
  Revision of previous estimates. 18,663      9,399    25,736
  Purchase of natural gas
    in place - net (a) . . . . .   6,307     86,113       434
  Extensions, discoveries and
    other additions. . . . . . .  89,918     60,589    46,207
  Production . . . . . . . . . . (62,507)   (53,550)  (48,243)
                                 -------    -------   -------
  End of year (b). . . . . . . . 874,964    822,583   720,032
                                 =======    =======   =======
Proved developed reserves:
  Beginning of year. . . . . . . 759,282    665,194   621,846

  End of year (c). . . . . . . . 771,635    759,282   665,194

(a) Includes purchases in Canada of 68,000 Mmcf in 1993.
(b) Includes proved reserves in Canada of 67,000 MMcf in 1994 and 70,000 MMcf in 1993.
(c) Includes proved developed reserves in Canada of 43,000 MMcf in 1994 and 46,000 MMcf in 1993.

Oil                                1994       1993       1992
                                     (Thousands of Barrels)

Proved developed and
undeveloped reserves:
  Beginning of year . . . . .     16,468     20,023    19,427
  Revision of previous estimates   2,601     (4,876)      951
  Purchase (sale) of oil
   in place - net (a) . . . .       (169)       418      (138)
  Extensions, discoveries and
   other additions. . . . . .      1,369      3,015     2,189
  Production. . . . . . . . .     (1,986)    (2,112)   (2,406)
                                  ------     ------    ------
  End of year (b) . . . . . .     18,283     16,468    20,023
                                  ======     ======    ======
Proved developed reserves:
  Beginning of year . . . . .     16,442     18,540    17,072
  End of year (c) . . . . . .     18,110     16,442    18,540

(a) Includes purchases in Canada of 68,000 barrels in 1993.
(b) Includes proved reserves in Canada of 75,000 barrels in 1994 and 65,000 barrels in 1993.
(c) Includes proved developed reserves in Canada of 50,000 barrels in 1994 and 39,000 barrels in 1993.

    (4)  Standard Measure of Discounted Future Cash Flow (Unaudited)

    Management cautions that the standard measure of discounted future cash flows should not be viewed as an indication of the fair market value of gas and oil producing properties, nor of the future cash flows expected to be generated therefrom. The information presented does not give recognition to future changes in estimated reserves, selling prices or costs and has been discounted at an arbitrary rate of 10 percent. Estimated future net cash flows from natural gas and oil reserves based on selling prices and costs at year-end price levels are as follows:

                                        1994        1993       1992
                                                 (Thousands)

Future cash inflows . . . .         $1,983,757  $2,140,151  $2,058,973
Future production costs . .           (562,841)   (598,707)   (551,987)
Future development costs.   .          (46,985)    (24,579)    (41,612)
Future income tax expenses.           (361,486)   (434,362)   (409,970)
                                     ---------   ---------   ---------
Future net cash flow. . . .          1,012,445   1,082,503   1,055,404

10 percent annual discount for
  estimated timing of cash flows. .   (471,778)   (515,023)   (507,082)
                                     ---------   ---------   ---------
Standardized measure of discounted
  future net cash flows (a). . .    $  540,667  $  567,480  $  548,322
                                     =========   =========   =========

(a) Includes $10,043,000 in 1994 and $31,267,000 in 1993 related to Canada.

         Summary of changes in the standardized measure of discounted future net cash flows:

                                       1994        1993       1992
                                                (Thousands)

Sales and transfers of gas
  and oil produced - net. .         $(118,702)  $(122,227)  $(105,948)
Net changes in prices, production
  and development costs . .          (135,742)    (80,256)     11,370
Extensions, discoveries, and
  improved recovery, less
  related costs . . . . .              74,900      90,035      77,759
Development costs incurred.            16,037      18,482      27,807
Purchase (sale) of
  minerals in place - net .             9,627      62,843        (142)
Revisions of previous
  quantity estimates. . . .            19,189     (14,910)      1,709
Accretion of discount . . .            72,058      69,284      62,548
Net change in income taxes.            45,012      (8,584)    (21,093)
Other . .                              (9,192)      4,491      (7,747)
                                     --------     -------     -------
Net increase (decrease) . .           (26,813)     19,158      46,263
Beginning of year . . . . .           567,480     548,322     502,059
                                     --------     -------     -------
End of year . . . . . . . .         $ 540,667   $ 567,480   $ 548,322

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not Applicable.

                                 PART III


Item 10.    Directors and Executive Officers of the Registrant

  Information required by Item 10 with respect to directors is incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1995, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1994.

  Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

Item 11.    Executive Compensation

  Information required by Item 11 is incorporated herein by reference to the section describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1995.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

  Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1995.

Item 13.    Certain Relationships and Related Transactions

  Information required by Item 13 is incorporated herein by reference to the section describing "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement relating to the annual meeting of stockholders to be held on May 26, 1995.

                                 PART IV


Item 14.    Exhibits and Reports on Form 8-K

  (a)    1.  Financial statements

    The financial statements listed in the accompanying index to financial statements (page 52) are filed as part of this annual report.

    2.  Financial Statement Schedule

    The financial statement schedule listed in the accompanying index to financial statements and financial schedule (page 53) is filed as part of this annual report.

    3.  Exhibits

         The exhibits listed on the accompanying index to exhibits (pages 54 through 57) are filed as part of this annual report.

  (b) Reports on Form 8-K filed during the quarter ended December 31, 1994.

    None

  (c) Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*) in the Index to Exhibits.

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(Item 14 (a))



1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                Page Reference

    Statements of Consolidated Income
      for each of the three years in
      the period ended December 31, 1994              25
    Consolidated Balance Sheets
      December 31, 1994 and 1993                    26 & 27
    Statements of Consolidated Cash Flows
      for each of the three years in the
      period ended December 31, 1994                  28
    Statements of Common Stockholders'
      Equity for each of the three years in the
      period ended December 31, 1994                  29
    Long-term Debt, December 31, 1994 and 1993        30
    Notes to Consolidated Financial Statements    31 thru 48

2.  Schedule for the Years Ended December 31,
      1994, 1993 and 1992 included in Part IV:

    II - Valuation and Qualifying
         Accounts and Reserves                        53


    All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1994



    Column A       Column B     Column C        Column D   Column E
                 Balance At Additions Charged               Balance
                  Beginning     To Costs                    At End
   Description    Of Period   and Expenses     Deductions  Of Period
                                      (Thousands)

1994
  Accumulated
    Provision
    for Doubtful
    Accounts       $10,106      $10,010        $9,226(A)    $10,890

1993
  Accumulated
    Provision
    for Doubtful
    Accounts        $9,503       $9,352        $8,749(A)    $10,106

1992
  Accumulated
     Provision
     for Doubtful
     Accounts       $8,722       $8,998        $8,217(A)    $9,503



Note:(A)     Customer accounts written off, less recoveries.



2.01 (a)

Stock Purchase Agreement dated May 5,
1993 among Arkla, Inc., Arkla Finance
Corporation and Equitable Pipeline Company for the purchase of Louisiana Intrastate Gas
Company
Filed as Exhibit 2.1 (a) to Form 8-K Dated

June 30, 1993


2.01 (b)

Schedule 4.1.11 to the Stock Purchase
Agreement pertaining to outstanding
litigation claims

Filed as Exhibit 2.1 (b) to Form 8-K Dated
June 30, 1993


2.01 (c)

Schedule 4.1.15 to the Stock Purchase
Agreement pertaining to environmental
matters

Filed as Exhibit 2.1 (c) to Form 8-K Dated
June 30, 1993


2.01 (d)

Letter Agreement Dated June 30, 1993
amending the Stock Purchase Agreement

Filed as Exhibit 2.1 (d) to Form 8-K Dated
June 30, 1993


3.01

Restated Articles of Incorporation of the Company dated May 21, 1993 (effective
May 27, 1993)

Filed as Exhibit 3.01 to Form 10-K for the year ended December 31, 1993.


3.02

By-Laws of the Company (amended through
December 16, 1994)

Filed herewith as Exhibit 3.02


4.01 (a)

Indenture dated as of April 1, 1983 between the Company and Pittsburgh National Bank relating to Debt Securities

Filed as Exhibit 4.01 (Revised) to Post-
Effective Amendment No. 1 to Registration
Statement (Registration No. 2-80575)


4.01 (b)

Instrument appointing Bankers Trust
Company as successor trustee to Pittsburgh
National Bank

Filed as Exhibit 4.01 (b) to Form 10-K for the year ended December 31, 1993


4.01 (c)

Resolution adopted June 26, 1986 by the
Finance Committee of the Board of Directors of the Company establishing the term of the $75,000,000 of debentures, 8 1/4% Series due July 1, 1996

Filed as Exhibit 4.01 (c) to Form 10-K for the year ended December 31, 1993


4.01 (d)

Resolutions adopted June 22, 1987 by the
Finance Committee of the Board of Directors of the Company establishing the terms of the 75,000 units (debentures with warrants) issued July 1, 1987

Filed as Exhibit 4.01 (d) to Form 10-K for the year ended December 31, 1993


4.01 (e)

Resolution adopted April 6, 1988 by the Ad
Hoc Finance Committee of the Board of
Directors of the Company establishing the terms and provisions of the 9.9%
Debentures issued April 14, 1988

Filed as Exhibit 4.01 (e) to Form 10-K for the year ended December 31, 1993


4.01 (f)

Supplemental indenture dated March 15,
1991 with Bankers Trust Company
eliminating limitations on liens and additional funded debt

Filed as Exhibit 4.3 to Form S-3
(Registration Statement 33-39505) filed
August 21, 1991


4.01 (g)

Resolution adopted August 19, 1991 by the
Ad Hoc Finance Committee of the Board of
Directors of the Company Addenda Nos. 1
thru 27, establishing the terms and
provisions of the Series A Medium-Term
Notes

Filed as Exhibit 4.05 to Form 10-K for the year ended December 31, 1991


4.01 (h)

Resolutions adopted July 6, 1992 and
February 19, 1993 by the Ad Hoc Finance
Committee of the Board of Directors of the Company and Addenda Nos. 1 thru 8, establishing the terms and provisions of the Series B Medium-Term Notes

Filed as Exhibit 4.05 to Form 10-K for the year ended December 31, 1992


*  10.01

Equitable Resources, Inc. Key Employee
Restricted Stock Option and Stock
Appreciation Rights Incentive Compensation
Plan (as amended through March 17, 1989)

Refiled herewith as Exhibit 10.01 pursuant to Rule 24 of SEC's Rules of Practice


*  10.02 (a)

Employment Agreement dated as of
March 18, 1988 with Frederick H. Abrew

Filed as Exhibit 10.02 (a) to Form 10-K for the year ended December 31, 1993


*  10.02(b)

Amendment effective June 1, 1989 to
Employment Agreement with Frederick H.
Abrew

Filed as Exhibit 10.02 (b) to Form 10-K for the year ended December 31, 1993


*  10.03 (a)

Employment Agreement dated as of
March 18, 1988 with Augustine A. Mazzei,
Jr.

Filed as Exhibit 10.03 (a) to Form 10-K for the year ended December 31, 1993


*  10.03 (b)

Amendment effective June 1, 1989 to
Employment Agreement with Augustine A.
Mazzei, Jr.

Filed as Exhibit 10.03 (b) to Form 10-K for the year ended December 31, 1993


*  10.04 (a)

Agreement dated December 15, 1989 with
Barbara B. Sullivan for deferred payment of 1990 director fees

Refiled herewith as Exhibit 10.04 (a)
pursuant to Rule 24 of SEC's Rules of
Practice


*  10.04 (b)

Agreement dated December 21, 1990 with
Barbara B. Sullivan for deferred payment of 1991 director fees

Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1990


*  10.04 (c)

Agreement dated December 13, 1991 with
Barbara B. Sullivan for deferred payment of 1992 director fees

Filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1991


* 10.04 (d)

Agreement dated December 28, 1993 with
Barbara B. Sullivan for deferred payment of 1994 director fees

Filed as Exhibit 10.04 (d) to Form 10-K for the year ended December 31, 1993


*  10.04 (e)

Agreement dated December 16, 1994 with
Barbara B. Sullivan for deferred payment of 1995 director fees

Filed herewith as Exhibit 10.04 (e)


*  10.05

Supplemental Executive Retirement Plan (as amended and restated through December
16, 1994)

Filed herewith as Exhibit 10.05


*  10.06

Retirement Program for the Board of
Directors of Equitable Resources, Inc. (as amended through August 1, 1989)

Refiled herewith as Exhibit 10.06 pursuant to Rule 24 of SEC's Rules of Practice


*  10.07

Supplemental Pension Plan (as amended and restated through December 16, 1994)

Filed herewith as Exhibit 10.07


*  10.08

Policy to Grant Supplemental Deferred
Compensation Benefits in Selected Instances to a Select Group of Management or Highly
Compensated Employees (as amended and
restated through August 1, 1989)

Refiled herewith as Exhibit 10.08 pursuant to Rule 24 of SEC's Rules of Practice


*  10.09 (a)

Equitable Resources, Inc. and Subsidiaries
Short-Term Incentive Compensation Plan
dated January 18, 1988

Refiled herewith as Exhibit 10.09 pursuant to Rule 24 of SEC's Rules of Practice


*  10.09 (b)

Amendment dated February 17, 1993 to
Equitable Resources, Inc. and Subsidiaries
Short-Term Incentive Compensation Plan

Filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 1992


*  10.10 (a)

Agreement dated December 31, 1987 with
Malcolm M. Prine for deferred payment of 1988 director fees

Filed as Exhibit 10.10 (a) to Form 10-K for the year ended December 31, 1993


*  10.10 (b)

Agreement dated December 30, 1988 with
Malcolm M. Prine for deferred payment of 1989 director fees

Filed as Exhibit 10.10 (b) to Form 10-K for the year ended December 31, 1993


*  10.11 (a)

Agreement dated September 30, 1986 with
Daniel M. Rooney for deferred payment of 1986 and 1987 director fees

Filed as Exhibit 10.11 (a) to Form 10-K for the year ended December 31, 1993


*  10.11 (b)

Agreement dated December 21, 1987 with
Daniel M. Rooney for deferred payment of 1988 director fees

Filed as Exhibit 10.11 (b) to Form 10-K for the year ended December 31, 1993


*  10.11 (c)

Agreement dated December 30, 1988 with
Daniel M. Rooney for deferred payment of 1989 director fees

Filed as Exhibit 10.11 (c) to Form 10-K for the year ended December 31, 1993


*  10.11 (d)

Agreement dated December 15, 1989 with
Daniel M. Rooney for deferred payment of 1990 director fees

Refiled herewith as Exhibit 10.11 (d)
pursuant to Rule 24 of SEC's Rules of
Practice


*  10.11 (e)

Agreement dated December 21, 1990 with
Daniel M. Rooney for deferred payment of 1991 director fees

Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1990


*  10.11 (f)

Agreement dated December 13, 1991 with
Daniel M. Rooney for deferred payment of 1992 director fees

Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1991


*  10.11 (g)

Agreement dated December 18, 1992 with
Daniel M. Rooney for deferred payment of 1993 director fees

Filed as Exhibit 10.27 to Form 10-K for the year ended December 31, 1992


* 10.11 (h)

Agreement dated  December 14, 1993 with
Daniel M. Rooney for deferred payment of 1994 director fees

Filed as Exhibit 10.11 (h) to Form 10-K for the year ended December 31, 1993


*  10.11 (i)

Agreement dated December 15, 1994 with
Daniel M. Rooney for deferred payment of 1995 director fees

Filed herewith as Exhibit 10.11 (i)


10.12

Trust Agreement with Pittsburgh National
Bank to act as Trustee for Supplemental
Pension Plan, Supplemental Deferred
Compensation Benefits, Retirement Program for Board of Directors, and Supplemental
Executive Retirement Plan

Refiled herewith as Exhibit 10.12 pursuant to Rule 24 of SEC's Rules of Practice


*  10.13

Equitable Resources, Inc. Non-Employee
Directors' Stock Incentive Plan

Filed herewith as Exhibit 10.13


*  10.14

Equitable Resources, Inc. Long-Term
Incentive Plan

Filed herewith as Exhibit 10.14


*  10.15

Agreement dated December 31, 1994 with
Donald I. Moritz for consulting services

Filed herewith as Exhibit 10.15


11.01
Statement re Computation of Earnings Per
   Share
Filed herewith as Exhibit 11.01


21
Schedule of Subsidiaries
Filed herewith as Exhibit 21


23.01
Consent of Independent Auditors
Filed herewith as Exhibit 23.01


99.01
Equitable Resources, Inc. Employees Savings
   Plan Form 11-K Annual Report
Filed herewith as Exhibit 99.01



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


                                           EQUITABLE RESOURCES, INC.
                                                 (Registrant)


                                     By:
                                            (Frederick H. Abrew)
                                    President and Chief Executive Officer


Date:    March 17, 1995

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         President and Chief Executive
                              Officer and Director
s/ Frederick H. Abrew    (Principal Executive Officer)       March 17, 1995
   Frederick H. Abrew



                                Vice President and
s/ A. Mark Abramovic        Chief Financial Officer          March 17, 1995
   A. Mark Abramovic


                          Vice President - Accounting
                               and Administration
s/ Joseph L. Giebel       (Chief Accounting Officer)         March 17, 1995
   Joseph L. Giebel



s/ Clifford L. Alexander, Jr.       Director                 March 17, 1995
   Clifford L. Alexander, Jr.



s/ Merle E. Gilliand                Director                 March 17, 1995
   Merle E. Gilliand



s/ E. Lawrence Keyes, Jr.           Director                 March 17, 1995
   E. Lawrence Keyes, Jr.




s/ Thomas A. McConomy               Director                 March 17, 1995
   Thomas A. McConomy



s/ Donald I. Moritz                 Director                 March 17, 1995
   Donald I. Moritz



s/ Malcolm M. Prine                 Director                 March 17, 1995
   Malcolm M. Prine



                                    Director
   Daniel M. Rooney



s/ David S. Shapira                 Director                 March 17, 1995
   David S. Shapira



s/ Barbara Boyle Sullivan           Director                 March 17, 1995
   Barbara Boyle Sullivan