Form 10-Q
period 1995-03-31
EQUITABLE RESOURCES INC /PA/
filed 1995-05-12
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _____________

                              FORM 10-Q

(Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                                              Outstanding at
         Class                                March 31, 1995

Common stock, no par value                   34,694,575 shares

              EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                Index

                                                      Page
No.

Part I.  Financial Statements:

  Statements of Consolidated Income for the Three
   Months Ended March 31, 1995 and 1994 and the
   Twelve Months Ended March 31, 1995 and 1994          1

  Statements of Consolidated Cash Flows
   for the Three Months Ended March 31, 1995
   and 1994 and the Twelve Months Ended March 31,
   1995 and 1994                                        2

  Consolidated Balance Sheets, March 31, 1995 and
   1994 and December 31, 1994                         3 - 4

  Long-Term Debt, March 31, 1995 and 1994               5

  Notes to Consolidated Financial Statements            6

  Gas Produced, Purchased and Sold                   7 - 10

  Information by Business Segment                      11

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations     12 - 17

Part II.  Other Information                            18

Signature                                              19


                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                    Statements of Consolidated Income
                                   (Thousands Except Per Share Amounts)


                             Three Months Ended        Twelve Months Ended
                                  March 31,                 March 31,
                             1995        1994          1995          1994

Operating Revenues . . . $404,691     $439,538     $1,362,433   $1,264,513
Cost of Gas Purchased. .  258,557      281,646        903,816      788,437

 Net operating revenues.  146,134      157,892        458,617      476,076

Operating Expenses:
 Operation . . . . . . .   48,314       50,888        190,225      185,151
 Maintenance . . . . . .    6,978        7,128         31,587       30,127
 Depreciation and
   depletion  . . .        28,625       22,894         99,078       82,139
 Taxes other than income   13,905       16,003         40,146       42,532

   Total operating
      expenses. . . .      97,822       96,913        361,036      339,949

Operating Income . . . .   48,312       60,979         97,581      136,127

Other Income . . . . . .     (611)         332          2,220        1,755
Interest Charges . . . .   12,866        9,998         46,773       39,662

Income  Before
  Income Taxes  . . .      34,835       51,313         53,028       98,220

Income Taxes . . . . . .    7,081       14,954            904       19,201

Net Income . . . . . . .$  27,754    $  36,359   $     52,124   $   79,019

Average Common Shares
 Outstanding.              34,635       34,479         34,554       33,070

Earnings Per Share of
 Common Stock. . . . . .     $.80       $ 1.05         $ 1.51       $ 2.39

Dividends Per Share of
 Common Stock. . . . . .     $.59       $  .57         $ 1.17   $     1.13


                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Statements of Consolidated Cash Flows
                                               (Thousands)


                                                 Three Months Ended      Twelve Months Ended
                                                       March 31,              March 31,
                                                   1995       1994        1995        1994


Cash Flows from Operating Activities:
 Net Income. . . . . . . . . .                  $ 27,754    $ 36,359    $ 52,124   $  79,019

 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Depreciation and depletion.. . . .            28,625      22,894      99,078      82,139
    Deferred income taxes (benefits)      .       (9,616)        824     (15,499)      3,271
    Other - net  . . . . . . .                     2,543       3,080       1,029       2,129
    Changes in other assets and liabilities:
     Accounts receivable and unbilled revenues   (20,161)    (62,813)     43,375     (73,672)
     Gas stored underground. .                    11,412      16,648      (2,278)      5,488
     Material and supplies . .                     2,774        (238)      2,397      (2,536)
     Deferred purchased gas cost . . .            25,695       7,931      10,022     (17,687)
     Prepaid expenses and other. . . .            (2,657)     (4,223)     (8,026)     (4,738)
     Regulatory assets . . . .                        21      (1,254)        (88)    (19,204)
     Accounts payable. . . . .                   (10,397)     21,219     (52,030)     43,156
     Accrued taxes . . . . . .                    (3,684)     17,203     (16,657)      2,439
     Refunds due customers . .                     2,792       1,909       8,932       4,883
     Customer credit balances.                    (9,198)     (7,560)      1,211        (919)
     Other - net . . . . . . .                    15,542       2,515      18,496       5,959

      Total adjustments. . . .                    33,691      18,135      89,962      30,708
        Net cash provided (used) by operating
           activities. . . . .                    61,445      54,494     142,086     109,727

Cash Flows from Investing Activities:
 Capital expenditures  . . . .                   (30,724)    (24,536)   (152,362)   (337,357)
 Proceeds from sale of property. . . .               647         231       1,611       1,077
        Net cash used in investing activities .  (30,077)    (24,305)   (150,751)   (336,280)

Cash Flows from Financing Activities:
 Issuance of common stock. . .                       658         479       1,970     112,701
 Purchase of treasury stock  .                       (69)          -        (464)        (10)
 Dividends paid. . . . . . . .                   (10,224)     (9,827)    (40,083)    (36,625)
 Proceeds from issuance of long-term debt. . . .       -      43,185        (102)     43,112
 Repayments and retirements of long-term debt. .       -      (1,971)          -      (1,971)
 Increase (decrease) in short-term loans . . . . (28,441)    (68,700)     55,659     114,700
        Net cash provided (used) by
          financing activities. . . .            (38,076)    (36,834)     16,980     231,907

Increase (decrease) in cash and cash equivalents  (6,708)     (6,645)      8,315       5,354
Cash and cash equivalents at beginning of period  23,415      15,037       8,392       3,038
Cash and cash equivalents at end of period . .  $ 16,707    $  8,392    $ 16,707    $  8,392

Cash paid during the period for:
 Interest (net of amount capitalized). . . . .  $ 13,418    $ 11,786    $ 41,737    $ 35,696

 Income taxes  . . . . . . . .                  $   (465)   $ (2,281)   $ 14,914    $ 24,052


                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                               (Thousands)


                                                       March 31,           December 31,
                                                 1995           1994          1994

               ASSETS

Property, Plant and Equipment:
 Exploration and production
    (successful efforts method)              $   998,625     $   917,568   $   983,328
 Natural gas marketing . . . . . . . . .         312,919         298,999       309,579
 Natural gas distribution. . . . . . . .         561,455         528,674       552,789
 Natural gas transmission. . . . . . . .         389,177         382,062       387,921

    Total. . . . . . . . . . . . . . . .       2,262,176       2,127,303     2,233,617

   Less accumulated depreciation and depletion   666,217         580,634       637,951

      Net property, plant and equipment.       1,595,959       1,546,669     1,595,666


Current Assets:
 Cash and cash equivalents . . . . . . .          16,707           8,392        23,415
 Accounts receivable (less accumulated
   provision for doubtful accounts:
   March 31, 1995 $13,224; 1994 $12,995;
   December 31, 1994, $10,890) . . . . .         199,845         240,383       172,178
 Unbilled revenues . . . . . . . . . .            15,954          19,020        25,794
 Gas stored underground - current inventory        3,689           1,411        15,101
 Material and supplies . . . . . . . . .          10,102          12,499        12,876
 Deferred purchased gas cost . . . . . .            (805)          9,217        24,890
 Prepaid expenses and other  . . . . . .          36,226          28,200        33,569

    Total current assets . . . . . . . .         281,718         319,122       307,823

Other Assets:
 Regulatory assets . . . . . . . . . . .          88,366          88,278        88,387
 Other   . . . . . . . . . . . . . . . .          26,722          26,940        27,246

    Total other assets . . . . . . . . .         115,088         115,218       115,633

       Total . . . . . . . . . . . . . .      $1,922,765      $1,981,009    $2,019,122



                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                               (Thousands)



                                                            March 31,         December 31,
                                                      1995           1994       1994

    CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stockholders' equity:
   Common stock, no par value, authorized
    80,000 shares; shares issued March 31, 1995,
    35,329; March 31, 1994, 35,113; December 31,
    1994, 35,173 . . . . . . . . . . . . .         $   227,086  $   223,443   $   224,963
   Retained earnings . . . . . . . . . . .             548,775      537,137       541,476
   Treasury stock, shares at cost March 31, 1995,
    634; March 31, 1994, 618; December 31, 1994,
    632. . . . . . . . . . . . . . . . . .             (15,002)     (14,538)      (14,933)
   Foreign currency translation. . . . .                (1,514)                    (1,290)        (1,504)

      Total common stockholders' equity. .             759,345      744,752       750,002

 Long-term debt  . . . . . . . . . . . . .             397,026      422,401       398,282

        Total capitalization . . . . . . .           1,156,371    1,167,153     1,148,284

Current Liabilities:
 Long-term debt payable within one year  .              24,500            -        24,500
 Short-term loans  . . . . . . . . . . . .             240,859      185,200       269,300
 Accounts payable  . . . . . . . . . . . .             112,997      165,027       123,394
 Accrued taxes . . . . . . . . . . . . . .              15,904       32,561        19,588
 Accrued interest  . . . . . . . . . . . .              11,421        9,832        13,032
 Refunds due customers . . . . . . . . . .              25,047       16,115        22,255
   Dividends payable . . . . . . . . . . .              10,231        9,828             -
 Customer credit balances  . . . . . . . .               1,229           18        10,427
 Other . . . . . . . . . . . . . . . . . .                 197       17,083        16,399

        Total current liabilities. . . . .             442,385      435,664       498,895

Deferred and Other Credits:
 Deferred income taxes . . . . . . . . . .             344,875      331,129       326,597
 Deferred investment tax credits . . . . .              21,816       22,907        22,082
 Other . . . . . . . . . . . . . . . . . .              27,318       24,156        23,264

        Total deferred and other credits .             394,009      378,192       371,943

         Total . . . . . . . . . . . . . .          $1,992,765   $1,981,009    $2,019,122

                              EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                            Long-Term Debt
                                              (Thousands)


                                                    Annual          Maturities
                                               Debt Maturities    After One Year
                                                  March 31,         March 31,
                                                1995    1994      1995      1994

8 1/4% Debentures, due July 1, 1996 (a)         $       $      $ 75,000  $  75,000
7 1/2% Debentures, due July 1, 1999
  ($75,000 principal amount net of
  unamortized original issue discount) (a)                       70,675     69,875
9 1/2% Convertible subordinated
  debentures, due January 15, 2006                                  851      2,526
9.9% Debentures, due April 15, 2013 (b)                          75,000     75,000
Medium-Term Notes:
  7.2% to 9.0% Series A, due 1998 thru 2021                     100,000    100,000
  5.1% to 7.6% Series B, due 1995 thru 2023     24,500           75,500    100,000

    Total  . . . . . . . . . . . . .           $24,500  $ 0    $397,026   $422,401


<F/N>

(a) Not redeemable prior to maturity.
(b) Annual sinking fund payments of $3,750,000 are required beginning in 1999.

</F/N>


             Equitable Resources, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with th e
     Company's 1994 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and 1994 and the results of operations for the three and twelve months then ended and cash flows for the three and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three-month periods ended March 31, 1995 and 1994 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At March 31, 1995, 2,713,000 shares of Common Stock were reserved as follows: 77,000 shares for conversion of the 9 1/2% Convertible Subordinated Debentures, 653,000 shares for issuance under the Key Employee Restricted
     Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 181,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

                                                                    Three Months Ended March 31, 1995

                                                Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                and Production  Marketing    Distribution  Transmission  Eliminations  Consolidated



Gas Produced, Purchased and Sold (MMcf):
    Produced                                    17,262                           29           532                       17,823
    Purchased:
     Other producers                                            113,481      11,894         1,571                      126,946
     Inter-segment purchases                       958           10,744       5,030                      (16,732)
        Total purchases                            958          124,225      16,924         1,571        (16,732)      126,946
         Total produced and purchased           18,220          124,225      16,953         2,103        (16,732)      144,769
    Deduct:
     Net increase (decrease) in gas in storage                               (5,117)         (171)                      (5,288)
     Extracted natural gas liquids
      (equivalent gas volumes)                     467            1,593                                                  2,060
     System use and unaccounted for                131              407       4,210           225                        4,973
           Total                                17,622          122,225      17,860         2,049        (16,732)      143,024

Gas Sales (MMcf):
    Residential                                                              13,414                                     13,414
    Commercial                                                                1,778                                      1,778
    Industrial and Utility                                                    2,668             1                        2,669
    Production                                  17,262                                                      (228)       17,034
    Marketing                                      360          122,225                     2,048        (16,504)      108,129
           Total                                17,622          122,225      17,860         2,049        (16,732)      143,024

Natural Gas Transported (MMcf)                                   26,593       6,309        30,429        (27,720)       35,611

Oil Produced and Sold (thousands of bls)           511                                                                     511

Natural Gas Liquids Sold
  (thousands of gallons)                        15,047           48,233                                                 63,280

Average Selling Price:
    Residential Gas Sales (per Mcf)                                        $  9.155
    Commercial Gas Sales                                                      9.468
    Industrial and Utility Gas Sales                                          1.883
    Produced Natural Gas                     $   1.612
    Marketed Natural Gas                         1.347       $    1.602                    $2.073
    Oil (per barrel)                            16.256
    Natural Gas Liquids (per gallon)              .349             .267



                                                                  Three Months Ended March 31, 1994

                                                Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                and Production  Marketing    Distribution  Transmission  Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
    Produced                                   15,283                             15             408                        15,706
    Purchased:
     Other producers                                            80,634        12,593           2,690                        95,917
     Inter-segment purchases                      519           13,455         4,728             307        (19,009)
        Total purchases                           519           94,089        17,321           2,997        (19,009)        95,917
         Total produced and purchased          15,802           94,089        17,336           3,405        (19,009)       111,623
    Deduct:
     Net increase (decrease) in gas in storage                                (5,961)                                       (5,961)
     Extracted natural gas liquids
      (equivalent gas volumes)                    226            1,267                                                       1,493
     System use and unaccounted for                86              380         1,273             135                         1,874
           Total                               15,490           92,442        22,024           3,270        (19,009)       114,217

Gas Sales (MMcf):
    Residential                                                               15,457                                        15,457
    Commercial                                                                 5,183                                         5,183
    Industrial and Utility                                                     1,384             289           (273)         1,400
    Production                                 15,283                                                        (1,678)        13,605
    Marketing                                     207           92,442                         2,981        (17,058)        78,572
           Total                               15,490           92,442        22,024           3,270        (19,009)       114,217

Natural Gas Transported (MMcf)                                  21,731         3,122          35,331        (34,789)        25,395

Oil Produced and Sold (thousands of bls)          510                                                                          510

Natural Gas Liquids Sold
  (thousands of gallons)                        8,442           43,454                                                      51,896

Average Selling Price:
    Residential Gas Sales (per Mcf)                                         $  8.393
    Commercial Gas Sales                                                       6.753
    Industrial and Utility Gas Sales                                           4.275         $ 4.647
    Produced Natural Gas                     $  2.520
    Marketed Natural Gas                        1.884           $2.393                         2.818
    Oil (per barrel)                           12.171
    Natural Gas Liquids (per gallon)             .272             .247



                                                                Twelve Months Ended March 31, 1995

                                                 Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                 and Production  Marketing    Distribution  Transmission  Eliminations Consolidated


Gas Produced, Purchased and Sold (MMcf):
    Produced                                     64,486                          157          1,995                      66,638
    Purchased:
     Other producers                                             422,557      44,933          6,144                     473,634
     Inter-segment purchases                      2,962           45,209      13,265            165       (61,601)
        Total purchases                           2,962          467,766      58,198          6,309       (61,601)      473,634
         Total produced and purchased            67,448          467,766      58,355          8,304       (61,601)      540,272
    Deduct:
     Net increase (decrease) in gas in storage                                 1,085           (352)                        733
     Extracted natural gas liquids
      (equivalent gas volumes)                    1,787            6,703                                                  8,490
     System use and unaccounted for                 525            1,629       9,328            358                      11,840
           Total                                 65,136          459,434      47,942          8,298       (61,601)      519,209

Gas Sales (MMcf):
    Residential                                                               27,527                                     27,527
    Commercial                                                                 6,276                                      6,276
    Industrial and Utility                                                    14,139            100        (3,303)       10,936
    Production                                   64,486                                                    (5,787)       58,699
    Marketing                                       650          459,434                      8,198       (52,511)      415,771
           Total                                 65,136          459,434      47,942          8,298       (61,601)      519,209

Natural Gas Transported (MMcf)                                   108,588      11,798        118,570       (93,403)      145,553

Oil Produced and Sold (thousands of bls)         1,987                                                                    1,987

Natural Gas Liquids Sold
  (thousands of gallons)                        57,637           199,272                                                256,909

Average Selling Price:
    Residential Gas Sales (per Mcf)                                          $ 9.388
    Commercial Gas Sales                                                       7.774
    Industrial and Utility Gas Sales                                           2.190
    Produced Natural Gas                       $ 1.723
    Marketed Natural Gas                         1.578            $1.751                     $2.084
    Oil (per barrel)                            15.772
    Natural Gas Liquids (per gallon)              .316              .267




                                                                Twelve Months Ended March 31, 1994

                                                Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                and Production  Marketing    Distribution  Transmission  Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
    Produced                                   55,738                            116         1,632                      57,486
    Purchased:
     Other producers                                            267,671       32,453        18,939                     319,063
     Inter-segment purchases                    3,405            43,708       15,349         2,769       (65,231)
        Total purchases                         3,405           311,379       47,802        21,708       (65,231)      319,063
         Total produced and purchased          59,143           311,379       47,918        23,340       (65,231)      376,549
    Deduct:
     Net increase (decrease) in gas in storage                                   630         3,796                       4,426
     Extracted natural gas liquids
      (equivalent gas volumes)                  2,725             4,429                                                  7,154
     System use and unaccounted for               229             1,181        3,565         1,387                       6,362
           Total                               56,189           305,769       43,723        18,157       (65,231)      358,607

Gas Sales (MMcf):
    Residential                                                               31,410                                    31,410
    Commercial                                                                 9,684                                     9,684
    Industrial and Utility                                                     2,629        10,672        (9,842)        3,459
    Production                                 55,738                                                     (2,464)       53,274
    Marketing                                     451           305,769                      7,033       (52,473)      260,780
        Total Gas Sales                        56,189           305,769       43,723        17,705       (64,779)      358,607
    Processed Gas Extracted                                                                    452          (452)
           Total                               56,189           305,769       43,723        18,157       (65,231)      358,607

Natural Gas Transported (MMcf)                                   72,390        9,613       109,463       (86,050)      105,416

Oil Produced and Sold (thousands of bls)        2,073                                                                    2,073

Natural Gas Liquids Sold
  (thousands of gallons)                       53,667           144,672                                                198,339

Average Selling Price:
    Residential Gas Sales (per Mcf)                                         $ 8.577
    Commercial Gas Sales                                                      7.000
    Industrial and Utility Gas Sales                                          4.328        $ 5.212
    Produced Natural Gas                      $ 2.309
    Marketed Natural Gas                        2.075           $ 2.300                      2.645
    Oil (per barrel)                           14.968
    Natural Gas Liquids (per gallon)             .307              .265



                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                      Information by Business Segment
                                (Thousands)


                                Three Months Ended      Twelve Months Ended
                                     March 31,                March 31,
                                  1995       1994         1995        1994

                                                (Thousands)

Operating Revenues:
  Exploration and production .  $ 46,344   $ 52,136   $  190,003   $  205,510
  Natural gas marketing . .      211,005    233,926      867,857      749,707
  Natural gas distribution.      162,281    179,673      373,083      370,205
  Natural gas transmission        31,645     36,478      111,936      154,281
  Sales between segments  .      (46,584)   (62,675)    (180,446)    (215,190)
    Total . . . . . . . .       $404,691   $439,538   $1,362,433   $1,264,513

Operating Income:
  Exploration and production .  $  1,731   $ 11,354   $   21,220   $   42,700
  Natural gas marketing . .        2,247      1,457        4,879       12,106
  Natural gas distribution.       32,787     36,762       39,205       48,689
  Natural gas transmission        11,547     11,406       32,277       32,632
    Total . . . . . . . . .     $ 48,312   $ 60,979   $   97,581   $  136,127

Capital Expenditures:
  Exploration and production . .$ 16,384   $ 13,784   $   87,060   $   96,602
  Natural gas marketing . .        3,327      1,105       17,987      196,147
  Natural gas distribution.        9,522      5,975       36,259       26,647
  Natural gas transmission.        1,491      3,672       11,056       17,961
    Total . . . . . . . . .     $ 30,724   $ 24,536   $  152,362   $  337,357


Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Consolidated net income for the quarter ended March 31, 1995 was $27.8 million or $.80 per share, compared with $36.4 million or $1.05 per share for the quarter ended March 31, 1994. The decrease in income is due to a 36 percent decline in average wellhead gas prices and lower retail utility gas sales reflecting 12 percent warmer weather. These decreases were partially offset by a 13 percent increase in natural gas production.

     Consolidated net income for the twelve months ended March 31, 1995 was $52.1 million or $1.51 per share, compared with $79.0 million or $2.39 per share for the twelve months ended March 31, 1994. The decrease in income is due primarily to a 25 percent decline in average wellhead gas prices, lower margins from the Company's Louisiana Intrastate Gas subsidiary, and lower retail utility gas sales reflecting 13 percent warmer weather. The impact of these items was partially offset by a 16 percent increase in natural gas production.

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived primarily from the sale of produced natural gas, oil and natural gas liquids and from contract drilling, were $46.3 million for the quarter ended March 31, 1995, compared with $52.1 million for the quarter ended March 31, 1994. Operating revenues for the twelve months ended March
31, 1995 were $190.0 million compared with $205.5 million for the twelve months ended March 31, 1994. The decrease in revenues for the current periods is due primarily to lower wellhead prices for natural gas which were partially offset by increased production of natural gas and increases in production and prices for natural gas liquids.

                                 Three Months Ended   Twelve Months Ended
                                      March 31,             March 31,

Exploration and Production         1995      1994      1995       1994

Operating Revenues (thousands):
  Natural Gas . . . . . .        $27,828   $38,506    $111,132  $128,691
  Oil     . . . . . . . .          8,307     6,207      31,339    31,024
  Natural Gas Liquids . .          5,252     2,299      18,197    16,452
  Contract Drilling . . .          2,846     3,474      14,799    14,928
  Direct Billing Settlements . . .     -         -      7,815      7,815
  Other .                          2,111     1,650       6,721     6,600
         Total Revenues .        $46,344   $52,136    $190,003  $205,510

Sales Quantities:
  Natural Gas (MMcf). . .         17,262    15,283      64,486    55,738
  Oil (MBls). . . . . . .            511       510       1,987     2,073
  Natural Gas Liquids
    (thousands of gallons) . . .  15,047     8,442      57,637    53,667

Gas purchased amounted to $2.8 million for the quarter ended March 31, 1995 compared with $2.7 million for the quarter ended March 31, 1994. Gas purchased for the twelve months ended March 31, 1995 amounted to $10.7 million compared with $15.4 million for the twelve months ended March 31, 1994. The decrease in gas purchased for the twelve month period is due to lower prices.

    Other operating expenses were $41.8 million for the three months ended March 31, 1995 compared with $38.0 million for the three months ended March 31, 1994. Other operating expenses for the twelve months ended March 31, 1995 were $158.1 million compared with $147.4 million for the twelve months ended March 31, 1994. Increases for the current periods are attributed to increased depreciation and depletion related to the higher level of natural gas production.

    Operating income was $1.7 million for the three months ended March 31, 1995 compared with $11.4 million for the three months ended March 31, 1994. Operating income for the twelve months ended March 31, 1995 was $21.2 million compared with $42.7 million for the twelve months ended March 31, 1994. The decrease in operating income for the current periods reflects lower wellhead prices for natural gas which was partially offset by increased gas production.

    Average wellhead natural gas prices continued to decline during the first quarter of 1995. Prices for oil and natural gas liquids rebounded during the first quarter of 1995 reversing the declining trend that began as far back as 1991. While natural gas prices are expected to remain depressed, gas production for 1995 is expected to be 10 to 15 percent higher than 1994 levels which will lessen the impact of lower prices.

NATURAL GAS MARKETING

    Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $211.0 million for the three months ended March 31, 1995 compared with $233.9 million for the three months ended March 31, 1994. The decrease in revenues reflects a 33 percent decrease in the average price of marketed gas partially offset by a 32 percent increase in marketed gas volumes. Operating revenues for the twelve months ended March 31, 1995 were $867.9 million compared with $749.7 million for the twelve months ended March 31, 1994. Increases in marketed gas sales and production of natural gas liquids, reflecting a full year of operations of LIG, were partially offset by a 24 percent decline in the average price of marketed natural gas.

                                 Three Months Ended  Twelve Months Ended
                                      March 31,            March 31,

Natural Gas Marketing              1995      1994      1995      1994

Operating Revenues (thousands):
  Natural Gas Marketing          $195,755  $221,255  $804,582  $703,071
  Natural Gas Liquids .            12,884    10,741    53,256    38,317
  Transportation. . . .             2,293     1,887     9,672     8,134
  Other .                              73        43       347       185
         Total Revenues          $211,005  $233,926  $867,857  $749,707

Sales Quantities:
  Marketed Natural Gas (MMcf). .  122,225    92,442   459,434   305,769
  Natural Gas Liquids
    (thousands of gallons) . . .   48,233    43,454   199,272   144,672

   Gas purchased amounted to $201.3 million for the three months ended March 31, 1995 compared with $225.4 million for the three months ended March 31, 1994. The decrease in cost of gas purchased is due primarily to the lower prices of gas purchased for marketing. Gas purchased for the twelve months ended March 31, 1995 was $833.3 million compared with $719.4 million for the twelve months ended March 31, 1994. The increase reflects the higher volume of marketed natural gas and requirements for the higher production levels of natural gas liquids partially offset by lower prices for purchased gas.

    Other operating expenses were $7.5 million for the three months ended March 31, 1995 compared with $7.0 million for the three months ended March 31, 1994. Other operating expenses for the twelve months ended March 31, 1995 were $29.7 million compared with $18.2 million for the twelve months ended March 31, 1994. The increase for the twelve months reflects a full year of operations for LIG.

    Operating income was $2.2 million for the three months ended March 31, 1995 compared with $1.5 million for the three months ended March 31, 1994. Operating income for the twelve months ended March 31, 1995 was $4.9 million compared with $12.1 million for the twelve months ended March 31, 1994. The decrease for the twelve months is due to lower margins for liquids processing.

NATURAL GAS DISTRIBUTION

    Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $162.3 million for the three months ended March 31, 1995 compared with $179.7 million for the three months ended March 31, 1994. The decrease in revenues is due primarily to lower retail gas sales reflecting weather that was 12 percent warmer than the first quarter of 1994. Operating revenues for the twelve months ended March 31, 1995 were $373.1 million compared with $370.2 million for the twelve months ended March 31, 1994. The increase in revenues is due to increased sales to utilities and higher transportation revenues which were substantially offset by lower retail gas sales reflecting 13 percent warmer weather.

                                  Three Months Ended  Twelve Months Ended
                                        March 31,          March 31,

Natural Gas Distribution             1995      1994      1995       1994

Operating Revenues (thousands):
  Residential Gas Sales            $122,807  $129,730  $258,433  $269,408
  Commercial Gas Sales.              16,834    35,001    48,789    67,784
  Industrial and Utility Gas Sales.   5,025     5,917    30,961    11,377
  Transportation Service . . . . .   16,292     7,714    30,328    17,210
  Other .                             1,323     1,311     4,572     4,426
    Total Revenues. . .            $162,281  $179,673  $373,083  $370,205

Sales Quantities (MMcf):
  Residential Gas Sales              13,414    15,457    27,527    31,410
  Commercial Gas Sales.               1,778     5,183     6,276     9,684
  Industrial and Utility Gas Sales.   2,668     1,384    14,139     2,629
  Transportation Deliveries. . . .    6,309     3,122    11,798     9,613
  Heating Degree Days .               2,796     3,182     5,221     6,012

   Gas purchased amounted to $96.7 million for the three months ended March 31, 1995 compared with $107.7 million for the three months ended March 31, 1994. The decrease in gas costs is due primarily to lower retail gas sales. Gas purchased for the twelve months ended March 31, 1995 was $221.9 million compared with $210.4 million for the twelve months ended March 31, 1994. The increase in gas costs reflects the pass-through of higher costs in rates to retail customers and the increase in sales to utility customers partially offset by lower retail gas sales.

    Other operating expenses were $32.8 million for the three months ended March 31, 1995 compared with $35.2 million for the three months ended March 31, 1994. Other operating expenses for the twelve months ended March 31, 1995 of $112.0 million were substantially unchanged from the $111.1 million for the twelve months ended March 31, 1994.

    Operating income was $32.8 million for the three months ended March 31, 1995 compared with $36.8 million for the three months ended March 31, 1994. Operating income for the twelve months ended March 31, 1995 was $39.2 million compared with $48.7 million for the twelve months ended March 31, 1994. The decrease in operating income for the current periods is due primarily to lower retail gas sales reflecting the warmer weather.

NATURAL GAS TRANSMISSION

    Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $31.6 million for the three months ended March 31, 1995 compared with $36.5 million for the three months ended March 31, 1994. The decrease is due primarily to a decrease in the selling price and volume of marketed natural gas. Operating revenues for the twelve months ended March 31, 1995 were $111.9 million compared with $154.3 million for the twelve months ended March 31, 1994. The decrease in revenues reflects the effects of discontinuing merchant sales of gas under the FERC Order 636 restructuring which took effect in the middle of 1993.

                                   Three Months Ended  Twelve Months Ended
                                         March 31,           March 31,

Natural Gas Transmission              1995      1994      1995     1994

Operating Revenues (thousands):
  Industrial and Utility Gas Sales. $    363  $ 1,343  $  1,329  $ 55,623
  Marketed Gas Sales.        .         4,245    8,401    17,088    18,601
  Transportation Service . . . . .    20,849   21,348    69,459    61,553
  Storage Service . . .                4,391    3,933    17,451    12,162
  Other .                              1,797    1,453     6,609     6,342
    Total Revenues. . .              $31,645  $36,478  $111,936  $154,281

Sales Quantities (MMcf):
  Industrial and Utility Gas Sales. .      1      289       100    10,672
  Marketed Gas Sales. .                2,048    2,981     8,198     7,033
  Transportation Deliveries. . . .    30,429   35,331   118,570   109,463

     Gas purchased amounted to $3.3 million for the three months ended March 31, 1995 compared with $ 7.5 million for the three months ended March 31, 1994. The decrease is due primarily to lower marketed gas sales.
Gas purchased for the
twelve months ended March 31, 1995 was $14.0 million compared with $54.3 million for the twelve months ended March 31, 1994. The decrease in gas costs reflects the elimination of pipeline gas sales pursuant to FERC Order 636 restructuring.

    Other operating expenses amounted to $16.8 million for the three months ended March 31, 1995 compared with $17.6 million for the three months ended March 31, 1994. Other operating expenses for the twelve months ended March 31, 1995 were $65.6 million compared with $67.4 million for the twelve months ended March 31, 1994.

    Operating income of $11.5 million for the three months ended March 31, 1995 and $32.3 million for the twelve months ended March 31, 1995 was substantially the same as the 1994 amounts of $11.4 million and $32.7 million, respectively.

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

Investing Activities

   The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. A total of $140.9 million has been authorized for the 1995 capital expenditure program, with $71.0 million allocated to exploration and production,
$25.2 million for natural gas marketing, $25.1 million for natural gas distribution and $19.6 million for natural gas transmission.
Capital expenditures for the three
months ended March 31, 1995 were $30.7 million.

   Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1995 capital expenditures with cash generated from operations and temporarily with short-term loans.

Financing Activities

   The Company has adequate borrowing capacity to meet its financing
requirements.   In January 1995, the Company established a five-year revolving
Credit Agreement with a group of banks providing $500 million of available credit.
The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At March 31, 1995, $210.5 million of commercial paper and $30.4 million of bank loans were outstanding at an average interest rate of
6.11 percent. Adequate credit is expected to continue to be available in the future.

   In April 1995, Columbia Gas filed its bankruptcy reorganization plan, which is subject to approval, that includes settlement of Equitable's producer claims for abrogation of long-term contracts by Columbia. Based upon the plan, Equitable expects to net approximately $25 million of pre-tax income, after pro-rata distribution to claim co-owners. In addition, Equitable will receive approximately
$19 million related to direct billing settlements previously approved by the FERC.

Balance Sheet Changes

   The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates.

            PART II.  OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K during the quarter ended March 31, 1995:

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










Date:  May 12, 1995