Form 10-Q
period 1995-06-30
EQUITABLE RESOURCES INC /PA/
filed 1995-08-11
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               _____________

                                 FORM 10-Q

(Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                    or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _______ TO _______

                       COMMISSION FILE NUMBER 1-3551


                         EQUITABLE RESOURCES, INC.
          (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                    25-0464690
(State of incorporation                             (IRS Employer
    or organization)                             Identification No.)


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

                                              Outstanding at
         Class                                 June 30, 1995

Common stock, no par value                   34,716,939 shares

                 EQUITABLE RESOURCES, INC. AND SUBSIDIARIES


                                   Index






Part I.  Financial Statements:

  Statements of Consolidated Income for the Three
   Months Ended June 30, 1995 and 1994, the Six
   Months Ended June 30, 1995 and 1994 and the
   Twelve Months Ended June 30, 1995 and 1994

  Statements of Consolidated Cash Flows
   for the Three Months Ended June 30, 1995
   and 1994, the Six Months Ended June 30, 1995 and 1994, and the Twelve Months Ended June 30,
   1995 and 1994

  Consolidated Balance Sheets, June 30, 1995 and
   1994 and December 31, 1994

  Long-Term Debt, June 30, 1995 and 1994

  Notes to Consolidated Financial Statements

  Gas Produced, Purchased and Sold

  Information by Business Segment

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

Part II.  Other Information

Signature


                             EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                 Statements of Consolidated Income
                                (Thousands Except Per Share Amounts)


                          Three Months Ended       Six Months Ended      Twelve Months Ended
                               June 30,                  June 30,               June 30,
                           1995        1994         1995       1994        1995        1994

Operating Revenues       $316,534    $316,122     $721,225   $755,660   $1,362,845  $1,372,853
Cost of Gas Purchased     218,721     221,331      477,278    502,977      901,206     887,865

  Net operating revenues   97,813      94,791      243,947    252,683      461,639     484,988

Operating Expenses:
     Operation             49,620      45,244       97,934     96,132      194,601     190,363
     Maintenance            6,223       7,719       13,201     14,847       30,091      30,862
     Depreciation and
       depletion           28,800      22,434       57,425     45,328      105,444      87,770
     Taxes other than
       income               8,138       9,340       22,043     25,343       38,944      43,790

       Total operating
         expenses          92,781      84,737      190,603    181,650      369,080     352,785

Operating Income            5,032      10,054       53,344     71,033       92,559     132,203

Other Income                  447         176         (164)       508        2,491       2,076
Interest Charges           12,678      10,931       25,544     20,929       48,520      41,960

Income (Loss)
   Before Income Taxes     (7,199)       (701)      27,636     50,612       46,530      92,319

Income Taxes (Benefits)    (6,037)     (6,758)       1,044      8,196        1,625      16,074

Net Income (Loss)        $ (1,162)   $  6,057    $  26,592  $  42,416   $   44,905  $   76,245


Average Common
  Shares Outstanding       34,703      34,506       34,666     34,492       34,601      33,780


Earnings (Loss) Per Share of
  Common Stock              $(.03)       $.18         $.77      $1.23        $1.30       $2.26


Dividends Per Share of
     Common Stock           $   -        $  -         $.59      $ .57        $1.17      $1.13


                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Statements of Consolidated Cash Flows
                                               (Thousands)


                                             Three Months Ended   Six Months Ended   Twelve Months Ended
                                                  June 30,            June 30,             June 30,
                                               1995       1994      1995      1994      1995      1994

Cash Flows from Operating Activities:
     Net income (loss)                     $  (1,162)  $   6,057  $ 26,592  $ 42,416  $ 44,905  $ 76,245

     Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating
       Activities:
        Depreciation and depletion            28,800      22,434    57,425    45,328   105,444    87,770
        Deferred income taxes (benefits)      (4,581)     (4,748)  (14,197)   (3,924)  (15,332)      744
        Other - net                             (307)        275     2,236     3,355       447     2,672
        Changes in other assets and liabilities:
          Accounts receivable
          and unbilled revenues               19,900      67,279      (261)    4,466    (4,004)  (34,494)
          Gas stored underground              (3,865)     (6,134)    7,547    10,514        (9)   21,276
          Material and supplies               (1,740)     (2,330)    1,034    (2,568)    2,987    (4,799)
          Deferred purchased gas cost            834      (5,563)   26,529     2,368    16,419   (17,966)
          Prepaid expenses and other          (2,802)      4,562    (5,459)      339   (15,390)   (5,685)
          Regulatory assets                   (1,449)     (1,333)   (1,428)   (2,587)     (204)  (18,750)
          Accounts payable                     2,429     (28,015)   (7,968)   (6,796)  (21,586)     (231)
          Accrued taxes                       (1,852)    (15,153)   (5,536)    2,050    (3,356)    1,850
          Refunds due customers               (3,840)      2,055    (1,048)    3,964     3,037     8,864
          Customer credit balances               816       1,321    (8,382)   (6,239)      706       205
          Other - net                         (6,983)      5,812     8,559     8,327     5,701     2,684

           Total adjustments                  25,360      40,462    59,051    58,597    74,860    44,140
             Net cash provided by
             operating activities             24,198      46,519    85,643   101,013   119,765   120,385

Cash Flows from Investing Activities:
     Capital expenditures                    (24,266)    (35,970)  (54,990)  (60,506) (140,658) (155,355)
     Proceeds from sale of property              106         284       753       515     1,433     1,042
             Net cash used in
             investing activities            (24,160)    (35,686)  (54,237)  (59,991) (139,225) (154,313)

Cash Flows from Financing Activities:
     Issuance of common stock                    544         395     1,202       874     2,119   113,053
     Purchase of treasury stock                   (5)          -       (74)        -      (469)      (10)
     Dividends paid                          (10,238)     (9,835)  (20,462)  (19,662)  (40,486)  (37,974)
     Proceeds from issuance                   17,878           -    17,878    43,185    17,776    43,112
       of long-term debt
     Repayments and retirements                    -           -         -    (1,971)        -    (1,971)
       of long-term debt
     Increase (decrease) in                  (16,785)      2,700   (45,226)  (66,000)   36,174   (96,600)
       short-term loans
             Net cash provided (used) by
             financing activities             (8,606)     (6,740)  (46,682)  (43,574)   15,114    19,610

Increase (decrease) in cash and
     cash equivalents                         (8,568)      4,093   (15,276)   (2,552)   (4,346)  (14,318)
Cash and cash equivalents at
     beginning of period                      16,707       8,392    23,415    15,037    12,485    26,803
Cash and cash equivalents at
     end of period                           $ 8,139    $ 12,485   $ 8,139  $ 12,485   $ 8,139  $ 12,485

Cash paid during the period for:
     Interest (net of amount capitalized)    $15,960    $  6,097   $29,378  $ 18,693   $51,600  $ 37,886

     Income taxes                            $ 8,006    $  8,792   $ 7,541  $  6,511   $14,128  $ 19,469



                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                               (Thousands)

                                                June 30,           December 31,
                                           1995         1994           1994

            ASSETS
Property, Plant and Equipment:
     Exploration and production
       (successful efforts method)     $1,010,688  $   940,296   $   983,328
     Natural gas marketing                315,461      300,486       309,579
     Natural gas distribution             568,316      534,558       552,789
     Natural gas transmission             390,497      384,460       387,921

        Total                           2,284,962    2,159,800     2,233,617

     Less accumulated depreciation
        and depletion                     694,479      601,153       637,951
           Net property, plant
             and equipment              1,590,483    1,558,647     1,595,666

Current Assets:
     Cash and cash equivalents              8,139       12,485        23,415
     Accounts receivable (less accumulated
       provision for doubtful accounts:
       June 30, 1995 $12,708; 1994 $13,079;
       December 31, 1994, $10,890)        194,069      189,802       172,178
     Unbilled revenues                      2,346        2,238        25,794
     Gas stored underground
       - current inventory                  7,554        7,545        15,101
     Material and supplies                 11,842       14,829        12,876
     Deferred purchased gas cost           (1,639)      14,780        24,890
     Deferred income taxes                  9,569        2,210        (4,444)
     Prepaid expenses and other            39,028       23,638        33,569

        Total current assets              270,908      267,527       303,379

Other Assets:
     Regulatory assets                     89,815       89,611        88,387
     Other                                                            30,844               26,664             27,246

        Total other assets                120,659      116,275       115,633

           Total                       $1,982,050   $1,942,449    $2,014,678



                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                               (Thousands)



                                                 June 30,          December 31,
                                             1995         1994         1994

CAPITALIZATION AND LIABILITIES

Capitalization:
     Common stockholders' equity:
       Common stock, no par value, authorized
        80,000 shares; shares issued June 30, 1995,
        35,352; June 30, 1994, 35,139; December 31,
        1994, 35,173                                $   227,670   $   224,004  $   224,963
       Retained earnings                                547,606       543,187      541,476
       Treasury stock, shares at cost June 30, 1995,
        635; June 30, 1994, 618; December 31, 1994,
        632                                             (15,007)      (14,538)     (14,933)
       Foreign currency translation                      (1,200)       (1,278)      (1,504)

         Total common stockholders' equity              759,069       751,375      750,002

     Long-term debt                                     415,195       422,425      398,282

            Total capitalization                      1,174,264     1,173,800    1,148,284

Current Liabilities:
     Long-term debt payable within one year              24,500             -       24,500
     Short-term loans                                   224,074       187,900      269,300
     Accounts payable                                   115,426       137,012      123,394
     Accrued taxes                                       14,052        17,408       19,588
     Accrued interest                                     7,395        12,988       13,032
     Refunds due customers                               21,207        18,170       22,255
     Customer credit balances                             2,045         1,339       10,427
     Other                                               10,161        11,763       11,955

            Total current liabilities                   418,860       386,580      494,451

Deferred and Other Credits:
     Deferred income taxes                              339,854       334,527      326,597
     Deferred investment tax credits                     21,542        22,635       22,082
     Other                                               27,530        24,907       23,264

            Total deferred and other credits            388,926       382,069      371,943

                Total                                $1,982,050    $1,942,449   $2,014,678



                               EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                             Long-Term Debt
                                               (Thousands)

                                               Annual           Maturities
                                           Debt Maturities    After One Year
                                               June 30,          June 30,
                                              1995    1994     1995      1994

8 1/4% Debentures, due July 1, 1996 (a)      $        $      $ 75,000  $ 75,000
7 1/2% Debentures, due July 1, 1999
  ($75,000 principal amount net of
  unamortized original issue discount) (a)                     70,884    70,066
9 1/2% Convertible subordinated
  debentures, due January 15, 2006                                811     2,359
9.9% Debentures, due April 15, 2013 (b)                        75,000    75,000
Medium-Term Notes:
  7.2% to 9.0% Series A, due 1998 thru 2021                   100,000   100,000
  5.1% to 7.6% Series B, due 1995 thru 2023   24,500           75,500   100,000
  6.8% to 7.6% Series C, due 2007 thru 2018                    18,000

      Total                                  $24,500  $      $415,195  $422,425


<F/N>

(a)  Not redeemable prior to maturity.
(b)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.

</F/N>

              Equitable Resources, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and 1994 and the results of operations for the three, six and twelve months then ended and cash flows for the three, six and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three- and six-month periods ended June 30, 1995 and 1994 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At June 30, 1995, 2,688,000 shares of Common Stock were reserved as follows: 74,000 shares for conversion of the 9 1/2% Convertible Subordinated Debentures, 644,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 168,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

E. The Company filed a shelf registration with the Securities and Exchange Commission effective June 4, 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. As of June 30, 1995, $18 million of Medium-Term Notes-- Series C have been issued.


                                                        Three Months Ended June 30, 1995
                                    Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                    and Production  Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased
and Sold (MMcf):
  Produced                          17,564                            33          560                       18,157
  Purchased:
    Other producers                                  122,209      13,417        1,448                      137,074
    Inter-segment purchases            768            12,921       1,894                     (15,583)
       Total purchases                 768           135,130      15,311        1,448        (15,583)      137,074
           Total produced
           and purchased            18,332           135,130      15,344        2,008        (15,583)      155,231
  Deduct:
    Net increase (decrease)
      in gas in storage                                            2,224          171                        2,395
    Extracted natural gas liquids
      (equivalent gas volumes)         485             1,650                                                 2,135
    System use and unaccounted for     145               422       2,279         (121)                       2,725
           Total                    17,702           133,058      10,841        1,958        (15,583)      147,976

Gas Sales (MMcf):
  Residential                                                     4,070                                      4,070
  Commercial                                                        581                                        581
  Industrial and Utility                                          6,190                                      6,190
  Production                        17,564                                                       (80)       17,484
  Marketing                            138           133,058                    1,958        (15,503)      119,651
           Total                    17,702           133,058     10,841         1,958        (15,583)      147,976

Natural Gas Transported (MMcf)                        30,929      3,126        27,765        (22,206)       39,614

Oil Produced and Sold                                                                                          500
  (thousands of bls)                   500
Natural Gas Liquids Sold
  (thousands of gallons)            16,087            49,791                                                65,878

Average Selling Price:
  Residential Gas Sales (per Mcf)                                $9.657
  Commercial Gas Sales                                            9.246
  Industrial and Utility Gas Sales                                1.927           N/A
  Produced Natural Gas              $1.482
  Marketed Natural Gas               2.283            $1.584                   $1.936
  Oil (per barrel)                  17.270
  Natural Gas Liquids (per gallon)    .328              .277


PAGE


                                                               Three Months Ended June 30, 1994

                                    Exploration     Natural Gas   Natural Gas    Natural Gas    Intersegment
                                    and Production  Marketing     Distribution   Transmission   Eliminations   Consolidated

Gas Produced, Purchased
and Sold (MMcf):
  Produced                          14,151                            47            467                         14,665
  Purchased:
    Other producers                                  97,278        8,283          1,377                        106,938
    Inter-segment purchases            625            9,335        2,340            103         (12,403)
       Total purchases                 625          106,613       10,623          1,480         (12,403)       106,938
         Total produced
         and purchased              14,776          106,613       10,670          1,947         (12,403)       121,603
  Deduct:
    Net increase (decrease)
      in gas in storage                                            2,822                                         2,822
    Extracted natural gas liquids
      (equivalent gas volumes)         363            1,842                                                      2,205
    System use and unaccounted for     125              408          116            (69)                           580
        Total                       14,288          104,363        7,732          2,016         (12,403)       115,996

Gas Sales (MMcf):
  Residential                                                      4,310                                         4,310
  Commercial                                                       1,733                                         1,733
  Industrial and Utility                                           1,689             97            (92)          1,694
  Production                        14,151                                                      (2,012)         12,139
  Marketing                            137          104,363                       1,919        (10,299)         96,120
        Total                       14,288          104,363        7,732          2,016        (12,403)        115,996

Natural Gas Transported (MMcf)                       26,248        1,786         28,806        (21,726)         35,114

Oil Produced and Sold
(thousands of bls)                     477                                                                         477

Natural Gas Liquids Sold
(thousands of gallons)              12,869           51,509                                                     64,378

Average Selling Price:
  Residential Gas Sales (per Mcf)                                $9.314
  Commercial Gas Sales                                            6.298
  Industrial and Utility Gas Sales                                3.026     $3.814
  Produced Natural Gas              $2.006
  Marketed Natural Gas               1.876           $2.016                  2.326
  Oil (per barrel)                  14.432
  Natural Gas Liquids (per gallon)    .280             .253



                                                               Six Months Ended June 30, 1995
                                    Exploration     Natural Gas   Natural Gas    Natural Gas   Intersegment
                                    and Production  Marketing     Distribution   Transmission  Eliminations   Consolidated

Gas Produced, Purchased
and Sold (MMcf):
  Produced                           34,826                           62          1,092                        35,980
  Purchased:
    Other producers                                 235,690       25,311          3,019                       264,020
    Inter-segment purchases           1,726          23,665        6,924                       (32,315)
      Total purchases                 1,726         259,355       32,235          3,019        (32,315)       264,020
         Total produced
         and purchased               36,552         259,355       32,297          4,111        (32,315)       300,000
  Deduct:
    Net increase (decrease)
      in gas in storage                                           (2,893)                                      (2,893)
    Extracted natural gas liquids
      (equivalent gas volumes)          952           3,243                                                     4,195
    System use and unaccounted for      276             829        6,489           104                          7,698
      Total                          35,324         255,283       28,701         4,007         (32,315)       291,000

Gas Sales (MMcf):
  Residential                                                     17,484                                       17,484
  Commercial                                                       2,359                                        2,359
  Industrial and Utility                                           8,858             1                          8,859
  Production                         34,826                                                      (308)         34,518
  Marketing                             498         255,283                      4,006        (32,007)        227,780
      Total                          35,324         255,283       28,701         4,007        (32,315)        291,000

Natural Gas Transported (MMcf)                       57,522        9,435        58,194        (49,926)         75,225

Oil Produced and Sold
  (thousands of bls)                  1,011                                                                     1,011

Natural Gas Liquids Sold
  (thousands of gallons)             31,134          98,024                                                   129,158

Average Selling Price:
  Residential Gas Sales
    (per Mcf)                                                     $9.272
  Commercial Gas Sales                                             9.413
  Industrial and Utility Gas Sales                                 1.914        N/A
  Produced Natural Gas               $ 1.546
  Marketed Natural Gas                 1.606        $1.593                      $2.006
  Oil (per barrel)                    16.758
  Natural Gas Liquids (per gallon)      .338          .272


                                                               Six Months Ended June 30, 1994

                                   Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                   and Production  Marketing    Distribution  Transmission  Eliminations   Consolidated

Gas Produced, Purchased
and Sold (MMcf):
  Produced                         29,434                           62           875                        30,371
  Purchased:
    Other producers                                177,912      20,876         4,067                       202,855
    Inter-segment purchases         1,144           22,790       7,068           410        (31,412)
       Total purchases              1,144          200,702      27,944         4,477        (31,412)       202,855
         Total produced
         and purchased             30,578          200,702      28,006         5,352        (31,412)       233,226
  Deduct:
    Net increase (decrease)
      in gas in storage                                         (3,139)                                     (3,139)
    Extracted natural gas liquids
      (equivalent gas volumes)        589            3,109                                                   3,698
    System use and unaccounted for    211              788       1,389            66                         2,454
         Total                     29,778          196,805      29,756         5,286        (31,412)       230,213

Gas Sales (MMcf):
  Residential                                                   19,767                                      19,767
  Commercial                                                     6,916                                       6,916
  Industrial and Utility                                         3,073           386           (365)         3,094
  Production                       29,434                                                    (3,690)        25,744
  Marketing                           344          196,805                     4,900        (27,357)       174,692
         Total                     29,778          196,805      29,756         5,286        (31,412)       230,213

Natural Gas Transported (MMcf)                      47,979       4,908        64,137        (56,515)        60,509

Oil Produced and Sold
  (thousands of bls)                  987                                                                      987

Natural Gas Liquids Sold
  (thousands of gallons)           21,311           94,963                                                 116,274

Average Selling Price:
  Residential Gas Sales (per Mcf)                              $8.594
  Commercial Gas Sales                                          6.639
  Industrial and Utility Gas Sales                              3.589         $4.438
  Produced Natural Gas             $2.272
  Marketed Natural Gas              1.881           $2.194                     2.625
  Oil (per barrel)                 13.263
  Natural Gas Liquids (per gallon)   .277             .250



                                                               Twelve Months Ended June 30, 1995

                                  Exploration     Natural Gas  Natural Gas   Natural Gas   Intersegment
                                  and Production  Marketing    Distribution  Transmission  Eliminations   Consolidated


Gas Produced, Purchased
and Sold (MMcf):
  Produced                        67,899                          143          2,088                       70,130
  Purchased:
    Other producers                              447,488       50,067          6,215                      503,770
    Inter-segment purchases        3,105          48,795       12,819             62       (64,781)
      Total purchases              3,105         496,283       62,886          6,277       (64,781)       503,770
         Total produced
         and purchased            71,004         496,283       63,029          8,365       (64,781)       573,900
  Deduct:
    Net increase (decrease)
      in gas in storage                                           487           (181)                         306
    Extracted natural gas liquids
      (equivalent gas volumes)     1,909           6,511                                                    8,420
    System use and unaccounted for   545           1,643       11,491            306                       13,985
         Total                    68,550         488,129       51,051          8,240       (64,781)       551,189

Gas Sales (MMcf):
  Residential                                                  27,287                                      27,287
  Commercial                                                    5,124                                       5,124
  Industrial and Utility                                       18,640              3        (3,211)        15,432
  Production                      67,899                                                    (3,855)        64,044
  Marketing                          651         488,129                       8,237       (57,715)       439,302
         Total                    68,550         488,129       51,051          8,240       (64,781)       551,189

Natural Gas Transported (MMcf)                   113,269       13,138        117,529      (93,883)        150,053

Oil Produced and Sold
(thousands of bls)                 2,010                                                                    2,010

Natural Gas Liquids Sold
(thousands of gallons)            60,855         197,554                                                  258,409

Average Selling Price:
  Residential Gas Sales (per Mcf)                              $9.440
  Commercial Gas Sales                                          8.440
  Industrial and Utility Gas Sales                              2.027            N/A
  Produced Natural Gas            $ 1.602
  Marketed Natural Gas              1.665        $1.649                       $1.993
  Oil (per barrel)                 16.463
  Natural Gas Liquids
    (per gallon)                     .326          .273



                                                               Twelve Months Ended June 30, 1994

                                   Exploration     Natural Gas   Natural Gas   Natural Gas    Intersegment
                                   and Production  Marketing     Distribution  Transmission   Eliminations   Consolidated

Gas Produced, Purchased
and Sold (MMcf):
  Produced                         58,058                           122          1,822                        60,002
  Purchased:
    Other producers                                324,445       37,467         10,243                       372,155
    Inter-segment purchases         3,295           44,786       13,691          1,103        (62,875)
       Total purchases              3,295          369,231       51,158         11,346        (62,875)       372,155
           Total produced
           and purchased           61,353          369,231       51,280         13,168        (62,875)       432,157
  Deduct:
    Net increase (decrease)
      in gas in storage                                           2,177         (2,383)                          (206)
    Extracted natural gas liquids
      (equivalent gas volumes)      2,610            6,271                                                     8,881
    System use and unaccounted for    211            1,589        3,615            336                         5,751
        Total                      58,532          361,371       45,488         15,215        (62,875)       417,731

Gas Sales (MMcf):
  Residential                                                    31,336                                       31,336
  Commercial                                                     10,173                                       10,173
  Industrial and Utility                                          3,979          6,289         (5,793)         4,475
  Production                       58,058                                                      (3,696)        54,362
  Marketing                           474         361,371                        8,952        (53,412)       317,385
         Total Gas Sales           58,532         361,371        45,488         15,241        (62,901)       417,731
  Processed Gas Extracted                                                          (26)            26

         Total                     58,532         361,371        45,488         15,215        (62,875)       417,731

Natural Gas
  Transported (MMcf)                               98,638         9,148        117,403        (93,820)       131,369

Oil Produced and Sold
  (thousands of bls)                2,032                                                                      2,032

Natural Gas Liquids Sold
  (thousands of gallons)           52,140         196,181                                                    248,321

Average Selling Price:
  Residential Gas Sales
    (per Mcf)                                                    $8.686
  Commercial Gas Sales                                            6.839
  Industrial and Utility Gas Sales                                3.766        $4.430
  Produced Natural Gas             $ 2.227
  Marketed Natural Gas               1.873        $2.210                        2.576
  Oil (per barrel)                  14.169
  Natural Gas Liquids (per gallon)    .292          .262



                             EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                  Information by Business Segment
                                            (Thousands)

                             Three Months Ended    Six Months Ended      Twelve Months Ended
                                   June 30,            June 30,               June 30,
                                1995      1994      1995      1994        1995         1994
                                                     (Thousands)

Operating Revenues:
  Exploration and production  $ 44,099  $ 43,402  $ 90,443  $ 95,538   $  190,700  $  202,390
  Natural gas marketing        227,236   225,897   438,241   459,823      869,196     860,761
  Natural gas distribution      63,656    59,801   225,937   239,474      376,938     377,558
  Natural gas transmission      24,985    25,874    56,630    62,352      111,047     140,804
  Sales between segments       (43,442)  (38,852)  (90,026) (101,527)    (185,036)   (208,660)
    Total                     $316,534  $316,122  $721,225  $755,660   $1,362,845  $1,372,853

Operating Income (Loss):
  Exploration and production  $ (2,611) $  4,209  $   (880) $ 15,563   $   14,400  $   37,923
  Natural gas marketing          1,732       240     3,979      1,697       6,371      10,684
  Natural gas distribution         234      (273)   33,021     36,489      39,712      45,564
  Natural gas transmission       5,677     5,878    17,224     17,284      32,076      38,032
    Total                     $  5,032  $ 10,054  $ 53,344  $  71,033  $   92,559  $  132,203

Capital Expenditures:
  Exploration and production  $  14,022 $  23,804 $  30,406 $  37,588  $   77,278  $  105,218
  Natural gas marketing           2,573     1,507     5,900     2,612      19,053       6,182
  Natural gas distribution        6,185     7,614    15,707    13,589      34,830      27,944
  Natural gas transmission        1,486     3,045     2,977     6,717       9,497      16,011
    Total                     $  24,266 $  35,970 $  54,990 $  60,506  $  140,658  $  155,355


Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Consolidated net loss for the quarter ended June 30, 1995 was $1.2 million or $.03 per share, compared with income of $6.1 million or $.18 per share for the quarter ended June 30, 1994. The decrease in income is due to a 26 percent decline in average wellhead gas prices, higher interest expense and increased depreciation and depletion expense which were partially offset by higher production of natural gas and oil, improved operating results from intrastate pipeline operations and higher oil prices.

     Consolidated net income for the six months ended June 30, 1995 was $26.6 million or $.77 per share, compared with $42.4 million or $1.23 per share for the six months ended June 30, 1994. The decrease in income is due to a 32 percent decline in average wellhead gas prices and lower retail gas sales reflecting warmer weather, partially offset by an 18 percent increase in natural gas production.

     Consolidated net income for the twelve months ended June 30, 1995 was $44.9 million or $1.30 per share, compared with $76.2 million or $2.26 per share for the twelve months ended June 30, 1994. The decrease in income is due primarily to a 28 percent decline in average wellhead gas prices, lower margins from natural gas marketing, and lower retail utility gas sales reflecting 13 percent warmer weather. The impact of these items was partially offset by a 17 percent increase in natural gas production.

RESULTS OF OPERATIONS


EXPLORATION AND PRODUCTION

     Operating revenues, which are derived primarily from the sale of produced natural gas, oil and natural gas liquids and from contract drilling, of $44.1 million for the quarter ended June 30, 1995 were substantially the same as the $43.4 million for the quarter ended June 30, 1994. Increased production of natural gas, oil and natural gas liquids, and higher oil prices were offset by a 26 percent decline in average wellhead gas prices. Operating revenues for the six months ended June 30, 1995 were $90.4 million compared with $95.5 million for the six months ended June 30, 1994. Operating revenues for the twelve months ended June 30, 1995 were $190.7 million compared with $202.4 million for the twelve months ended June 30, 1994. The decrease in revenues for the six-month and twelve-month periods is due primarily to lower wellhead prices for natural gas which were partially offset by increased production of natural gas, higher oil prices and increased production and prices for natural gas liquids.

                          Three Months Ended     Six Months Ended   Twelve Months Ended
                               June 30,              June 30,            June 30,

Exploration and Production   1995      1994       1995     1994       1995      1994

Operating Revenues (thousands):
  Natural Gas              $26,024   $28,381    $53,852   $66,887   $108,775  $129,306
  Oil                        8,635     6,884     16,942    13,091     33,090    28,791
  Natural Gas Liquids        5,278     3,607     10,530     5,906     19,868    15,220
  Contract Drilling          2,857     3,062      5,703     6,536     14,594    15,160
  Direct Billing Settlements     -         -          -         -      7,815     7,815
  Other                      1,305     1,468      3,416     3,118     6,558      6,098
    Total Revenues         $44,099   $43,402    $90,443   $95,538   $190,700  $202,390

Sales Quantities:
  Natural Gas (MMcf)        17,564    14,151     34,826    29,434     67,899    58,058
  Oil (MBls)                   500       477      1,011       987      2,010     2,032
  Natural Gas Liquids
    (thousands of gallons)  16,087    12,869     31,134    21,311     60,855    52,140


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Gas purchased of $2.6 million for the quarter ended June 30, 1995 and $5.4 million for the six months ended June 30, 1995 was substantially the same as the 1994 amounts of $2.9 million and $5.6 million, respectively. Gas purchased for the twelve months ended June 30, 1995 amounted to $10.3 million compared with $13.9 million for the twelve months ended June 30, 1994. The decrease in gas purchased for the twelve month period is due to lower prices offset by higher requirements reflecting increased production of natural gas liquids.

    Other operating expenses were $44.1 million for the quarter ended June 30, 1995 compared with $36.3 million for the quarter ended June 30, 1994. Other operating expenses for the six months ended June 30, 1995 were $85.9 million compared with $74.3 million for the six months ended June 30, 1994. Other operating expenses for the twelve months ended June 30, 1995 were $166.0 million compared with $150.6 million for the twelve months ended June 30, 1994. Increases for the current periods are attributed to increased depreciation and depletion related to the higher level of natural gas production and higher depletion rates.

    Operating results for the quarter ended June 30, 1995 were a loss of $2.6 million compared with income of $4.2 million for the quarter ended June 30, 1994. Operating results for the six months ended June 30, 1995 were a loss of $.9 million compared with income of $15.6 million for the six months ended June 30, 1994. Operating income for the twelve months ended June 30, 1995 was $14.4 million compared with $37.9 million for the twelve months ended June 30, 1994. The decrease in operating income for the current periods reflects lower wellhead prices for natural gas which was partially offset by increased gas production.

    Average wellhead natural gas prices continued to decline during the first six months of 1995. Prices for oil and natural gas liquids rebounded during the first six months of 1995 reversing the declining trend that began as far back as 1991. While natural gas prices are expected to remain depressed, gas production for 1995 is expected to be 5 to 10 percent higher than 1994 levels which will lessen the impact of lower prices.

NATURAL GAS MARKETING

    Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $227.2 million for the quarter ended June 30, 1995 compared with $225.9 million for the quarter ended June 30, 1994. The increase in revenues is due to a 27 percent increase in marketed gas volumes substantially offset by a 21 percent decrease in the average price of marketed gas. Operating revenues for the six months ended June 30, 1995 were $438.2 million compared with $459.8 million for the six months ended June 30, 1994. The decrease in revenues is due to a 27 percent decline in the average price of marketed gas which was partially offset by a 30 percent increase in marketed gas volumes and
higher production and prices for natural gas liquids.   Operating revenues
for the twelve months ended June 30, 1995 were $869.2 million compared with $860.8 million for the twelve months ended June 30, 1994. A 35 percent increase in marketed gas sales and higher prices for natural gas liquids were partially offset by a 25 percent decline in the average price of marketed natural gas.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)



                          Three Months Ended   Six Months Ended    Twelve Months Ended
                               June 30,            June 30,             June 30,

Natural Gas Marketing     1995       1994      1995      1994       1995      1994

Operating Revenues
(thousands):
  Natural Gas Marketing  $210,787   $210,442  $406,542  $431,697  $804,927  $798,700
  Natural Gas Liquids      13,806     13,035    26,690    23,776    54,027    51,352
  Transportation            2,417      2,357     4,710     4,244     9,732    10,491
  Other                       226         63       299       106       510       218
         Total Revenues  $227,236   $225,897  $438,241  $459,823  $869,196  $860,761

Sales Quantities:
  Marketed Natural
    Gas (MMcf)            133,058    104,363   255,283   196,805   488,129   361,371
  Natural Gas Liquids

    (thousands of gallons) 49,791     51,509    98,024    94,963   197,554   196,181


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Gas purchased of $218.1 million for the quarter ended June 30, 1995 was substantially the same as the $218.5 million for the quarter ended June 30, 1994. An increase in purchase volumes was offset by lower prices. Gas purchased for the six months ended June 30, 1995 amounted to $419.3 million compared with $443.9 million for the six months ended June 30, 1994. The decrease reflects lower prices for purchased gas partially offset by higher volume of marketed gas and higher requirements for liquids production. Gas purchased for the twelve months ended June 30, 1995 was $832.8 million compared with $825.9 million for the twelve months ended June 30, 1994. The increase reflects the higher volume of marketed natural gas partially offset by lower prices for purchased gas.

    Other operating expenses of $7.4 million for the quarter ended June 30, 1995 and $14.9 million for the six months ended June 30, 1995 were substantially the same as the 1994 amounts of $7.2 million and $14.2 million, respectively. Other operating expenses for the twelve months ended June 30, 1995 were $30.0 million compared with $24.2 million for the twelve months ended June 30, 1994.

    Operating income was $1.7 million for the quarter ended June 30, 1995 compared with $.2 million for the quarter ended June 30, 1994. Operating income for the six months ended June 30, 1995 was $4.0 million compared with $1.7 million for the six months ended June 30, 1994. The increase in operating income for the three-month and six-month periods reflects higher margins for liquids processing. Operating income for the twelve months ended June 30, 1995 was $6.4 million compared with $10.7 million for the twelve months ended June 30, 1994. The decrease for the twelve months is due to lower margins for marketed gas sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NATURAL GAS DISTRIBUTION

    Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $63.6 million for the quarter ended June 30, 1995 compared with $59.8 million for the quarter ended June 30, 1994. The increase in revenues is due primarily to increased industrial and utility gas sales partially offset by the effect of commercial customers moving from gas sales to transportation service. Operating revenues for the six months ended June 30, 1995 were $225.9 million compared with $239.5 million for the six months ended June 30, 1994. The decrease in revenues is due to lower retail gas sales reflecting warmer weather and the effect of commercial customers moving from gas sales to transportation service. Operating revenues for the twelve months ended June 30, 1995 were $376.9 million compared with $377.6 million for the twelve months ended June 30, 1994. Increased sales to utilities and higher transportation revenues were offset by lower retail gas sales reflecting 13 percent warmer weather and the effect of commercial customers moving from gas sales to transportation service.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                             Three Months Ended   Six Months Ended   Twelve Months Ended
                                  June 30,            June 30,            June 30,

Natural Gas Distribution       1995     1994       1995      1994       1995     1994

Operating Revenues (thousands):
  Residential Gas Sales       $39,303 $40,145    $162,110 $169,875   $257,591  $272,182
  Commercial Gas Sales          5,372  10,915      22,206   45,916     43,246    69,575
  Industrial and Utility
    Gas Sales                  11,929   5,111      16,954   11,028     37,779    14,984
  Transportation Service        5,660   2,468      21,952   10,182     33,520    16,366
  Other                         1,392   1,162       2,715    2,473      4,802     4,451
    Total Revenues            $63,656 $59,801    $225,937 $239,474   $376,938  $377,558

Sales Quantities (MMcf):
  Residential Gas Sales         4,070   4,310      17,484   19,767     27,287    31,336
  Commercial Gas Sales            581   1,733       2,359    6,916      5,124    10,173
  Industrial and Utility
    Gas Sales                   6,190   1,689       8,858    3,073     18,640     3,979
  Transportation Deliveries     3,126   1,786       9,435    4,908     13,138     9,148
  Heating Degree Days             655     644       3,451    3,826      5,232     6,033


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Gas purchased amounted to $38.0 million for the quarter ended June 30, 1995 compared with $33.4 million for the quarter ended June 30, 1994. The increase in gas costs is due primarily to higher industrial and utility gas sales and the pass-through of higher costs in rates to retail customers. Gas purchased for the six months ended June 30, 1995 amounted to $134.7 million compared with $141.1 million for the six months ended June 30, 1994. The decrease in gas costs is due to lower retail gas sales partially offset by increased industrial and utility gas sales and the pass-through of higher costs in rates to retail customers. Gas purchased for the twelve months ended June 30, 1995 was $226.5 million compared with $217.7 million for the twelve months ended June 30, 1994. The increase in gas costs reflects the pass-through of higher costs in rates to retail customers and the increase in sales to industrial and utility customers partially offset by lower retail gas sales.

    Other operating expenses were $25.4 million for the quarter ended June 30, 1995 compared with $26.7 million for the quarter ended June 30, 1994. Other operating expenses were $58.2 million for the six months ended June 30, 1995 compared with $61.9 million for the six months ended June 30, 1994. Other operating expenses were $110.7 million for the twelve months ended June 30, 1995 compared with $114.3 million for the twelve months ended June 30, 1994. The decrease in operating expenses for the six-month and twelve-month periods is due primarily to lower gross receipts tax reflecting the decrease in retail revenues.

    Operating income was $.2 million for the quarter ended June 30, 1995 compared with a loss of $.3 million for the quarter ended June 30, 1994. The increase in operating income is due primarily to higher industrial and utility gas sales and lower operating expenses. Operating income was $33.0 million for the six months ended June 30, 1995 compared with $36.5 million for the six months ended June 30, 1994. Operating income for the twelve months ended June 30, 1995 was $39.7 million compared with $45.6 million for the twelve months ended June 30, 1994. The decrease in operating income for the six and twelve month periods is due primarily to lower retail gas sales reflecting warmer weather.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NATURAL GAS TRANSMISSION

    Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $25.0 million for the quarter ended June 30, 1995 compared with $25.9 million for the quarter ended June 30, 1994. Operating revenues for the six months ended June 30, 1995 amounted to $56.6 million compared with $62.4 million for the six months ended June 30, 1994. The decrease in revenues for the three-month and six-month periods is due to lower selling prices for marketed natural gas. Operating revenues for the twelve months ended June 30, 1995 were $111.0 million compared with $140.8 million for the twelve months ended June 30, 1994.
The decrease in revenues reflects the effects of discontinuing merchant sales of gas as a result of FERC Order 636 restructuring and lower selling prices for marketed natural gas.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)



                             Three Months Ended   Six Months Ended   Twelve Months Ended
                                  June 30,            June 30,            June 30,

Natural Gas Transmission       1995     1994       1995      1994       1995     1994

Operating Revenues (thousands):
  Industrial and Utility
    Gas Sales                 $   363  $   370     $   726  $ 1,713   $  1,322  $ 27,862
  Marketed Gas Sales            3,791    4,463       8,036   12,864     16,416    23,064
  Transportation Service       14,950   15,022      35,799   36,370     69,387    68,831
  Storage Service               4,352    4,361       8,743    8,294     17,442    14,867
  Other                         1,529    1,658       3,326    3,111      6,480     6,180
    Total Revenues            $24,985  $25,874     $56,630  $62,352   $111,047  $140,804

Sales Quantities (MMcf):
  Industrial and Utility
    Gas Sales                       -       97           1      386          3     6,289
  Marketed Gas Sales            1,958    1,919       4,006    4,900      8,237     8,952
  Transportation Deliveries    27,765   28,806      58,194   64,137    117,529   117,403


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Gas purchased amounted to $2.8 million for the quarter ended June 30, 1995 compared with $4.2 million for the quarter ended June 30, 1994. Gas purchased for the six months ended June 30, 1995 amounted to $6.1 million compared with $11.6 million for the six months ended June 30, 1994. The decrease in gas costs for the three-month and six-month periods is due to lower prices for gas purchased for marketing. Gas purchased for the twelve months ended June 30, 1995 was $12.6 million compared with $34.8 million for the twelve months ended June 30, 1994. The decrease in gas costs reflects the elimination of pipeline gas sales pursuant to FERC Order 636 restructuring and lower prices for gas purchased for marketing.

    Other operating expenses of $16.6 million for the quarter ended June 30, 1995, $33.4 million for the six months ended June 30, 1995 and $66.4 million for the twelve months ended June 30, 1995 were substantially the same as the 1994 amounts of $15.8 million, $33.4 million and $67.9 million, respectively.

    Operating income of $5.7 million for the quarter ended June 30, 1995 and $17.1 million for the six months ended June 30, 1995 were substantially the same as the 1994 amounts of $5.9 million and $17.3 million, respectively. Operating income for the twelve months ended June 30, 1995 amounted to $32.0 million compared with $38.1 million for the twelve months ended June 30,1994. The decrease in income is due to income generated in the 1994 period as a result of FERC Order 636 restructuring.

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

Investing Activities

   The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. A total of $140.9 million has been authorized for the 1995 capital expenditure program, with $71.0 million allocated to exploration and production, $25.2 million for natural gas marketing, $25.1 million for natural gas distribution and $19.6 million for natural gas transmission. Capital expenditures for the six months ended June 30, 1995 were $55.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1995 capital expenditures with cash generated from operations and temporarily with short-term loans.

Financing Activities

   The Company has adequate borrowing capacity to meet its financing
requirements.   In January 1995, the Company established a five-year
revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At June 30, 1995, $223.0 million of commercial paper and $1.1 million of bank loans were outstanding at an average interest rate of 6.0 percent. Adequate credit is expected to continue to be available in the future.

   In April 1995, Columbia Gas filed its bankruptcy reorganization plan, which is subject to approval by the bankruptcy court, that includes settlement of Equitable's producer claims for abrogation of long-term contracts by Columbia. Based upon the plan, Equitable expects to net approximately $25 million of pre-tax income, after pro-rata distribution to claim co-owners. In addition, Equitable will receive approximately
$19 million related to direct billing settlements previously approved by the FERC.

   In June 1995, the Company offered for sale all of its gas and oil properties in the Northern Appalachian Basin areas of New York, Pennsylvania and West Virginia. The properties comprise less than 4 percent of the exploration and production segment's total gas and oil production and reserves. The Company operates the majority of these properties, with its working interest averaging approximately 25 percent.

Balance Sheet Changes

   The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates.

                             PART II.  OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            None

       (b)  Reports on Form 8-K during the quarter ended June 30, 1995:

            None.

                              Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   EQUITABLE RESOURCES, INC.
                               -------------------------------------
                                         (Registrant)





                                        s/ Dan C. Eaton
                               -------------------------------------
                                         Dan C. Eaton
                                        Vice President -
                                Strategic & Financial Planning






Date:  August 11, 1995