Form 10-Q
period 1995-09-30
EQUITABLE RESOURCES INC /PA/
filed 1995-11-14
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 -------------

                                   FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

      Registrant's telephone number, including area code: (412) 261-3000
                                 ------------

                                     NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)
                                 ------------

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

                                                         Outstanding at
             Class                                     September 30, 1995

  Common stock, no par value                             34,980,707 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Index




                                    Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of  Consolidated  Income for the Three
      Months Ended  September 30, 1995 and 1994,  the
      Nine Months Ended  September 30, 1995 and 1994
      and the Twelve Months Ended September 30,
      1995 and 1994                                                    1

   Statements of Consolidated Cash Flows
      for the Three Months Ended September 30, 1995
      and 1994, the Nine Months Ended September 30,
      1995 and 1994,  and the Twelve Months Ended
      September 30, 1995 and 1994                                      2

   Consolidated Balance Sheets, September 30, 1995
      and 1994 and December 31, 1994                                 3 - 4

   Long-Term Debt, September 30, 1995 and 1994                         5

   Notes to Consolidated Financial Statements                          6

   Gas Produced, Purchased and Sold                                 7 - 12

   Information by Business Segment                                    13

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 14 - 21

PART II.  OTHER INFORMATION                                           22

SIGNATURE                                                             23



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                        Statements of Consolidated Income
                                      (Thousands Except Per Share Amounts)


                                   Three Months Ended           Nine Months Ended          Twelve Months Ended
                                      September 30,               September 30,               September 30,

                                 1995           1994          1995         1994         1995            1994


Operating Revenues...........   $ 270,992     $297,712     $   992,217  $ 1,053,372    $ 1,336,125  $ 1,397,820
Cost of Gas Purchased .......     171,604      200,089         648,882      703,066        872,721      920,217
                                ---------     --------     -----------  -----------    -----------  -----------

   Net operating revenues....      99,388       97,623         343,335      350,306        463,404      477,603
                                ---------     --------     -----------  -----------    -----------  -----------

Operating Expenses:
   Operation ................      45,369       46,983         143,303      143,115        192,987      192,345
   Maintenance ..............       6,443        8,327          19,644       23,174         28,207       31,590
   Depreciation and depletion      26,726       23,265          84,151       68,593       108,905        90,286
   Taxes other than income ..       6,392        6,201          28,435       31,544         39,135       43,119
                                ---------     --------     -----------  -----------    -----------  -----------

     Total operating expenses      84,930       84,776         275,533      266,426        369,234      357,340
                                ---------     --------     -----------  -----------    -----------  -----------

Operating Income ............      14,458       12,847          67,802       83,880         94,170      120,263
Other Income .................     (1,427)         810          (1,591)       1,318            254        2,761
Interest Charges ............      12,674       11,387          38,218       32,316         49,807       42,536
                                ---------     --------     -----------  -----------    -----------  -----------

Income Before Income Taxes ..         357        2,270          27,993       52,882         44,617       80,488

Income Taxes (Benefits) .....      (1,327)        (111)           (283)       8,085            409       10,474
                                ---------     --------     -----------  -----------    -----------  -----------

Net Income   ................   $   1,684     $  2,381     $    28,276  $    44,797    $    44,208  $    70,014
                                =========     ========     ===========  ===========    ===========  ===========


Average Common
   Shares Outstanding........      34,846       34,526          34,733       34,503         34,686       34,492
                                   ======       ======          ======       ======         ======       ======

Earnings Per Share of
   Common Stock...............       $.05         $.07            $.81        $1.30          $1.27       $2.03
                                     ====         ====            ====        =====          =====       =====

Dividends Per Share of
   Common Stock...............       $.29         $.28            $.88         $.85          $1.18       $1.14
                                     ====         ====            ====         ====          =====       =====


                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Statements of Consolidated Cash Flows
                                                   (Thousands)

                                             Three Months Ended      Nine Months Ended    Twelve Months Ended
                                                September 30,          September 30,         September 30,
                                                1995       1994       1995       1994        1995      1994


Cash Flows from Operating Activities:
   Net income............................... $  1,684   $  2,381   $  28,276   $ 44,797   $  44,208  $ 70,014
                                             --------   --------   ---------   --------   ---------  --------

   Adjustments  to  reconcile  net  income
   to net cash  provided  by  operating
    activities:
      Depreciation and depletion............   26,726     23,265      84,151     68,593     108,905    90,286
      Deferred income taxes (benefits)......    6,560      5,826      (7,637)     1,902     (14,598)   (4,444)
      Other - net...........................   (2,577)    (1,893)       (341)     1,462        (237)    2,773
      Changes in other assets and liabilities:
        Accounts receivable and unbilled
          revenues                             30,019      28,277     29,758      32,743    (2,262)   (13,357)
        Gas stored underground..............   (5,668)    (7,666)      1,879      2,848       1,989    13,236
        Material and supplies...............   (2,224)     1,324      (1,190)    (1,244)       (561)   (2,493)
        Deferred purchased gas cost.........  (13,958)   (16,726)     12,571    (14,358)     19,187   (10,545)
        Prepaid expenses and other..........  (13,406)    (7,133)    (18,865)    (6,794)    (21,663)    4,308
        Regulatory assets...................      109       (290)     (1,319)    (2,877)        195   (11,951)
        Accounts payable....................   (6,696)   (23,997)    (14,664)   (30,793)     (4,285)  (20,377)
        Accrued taxes.......................   (3,605)    (7,822)     (9,141)    (5,772)        861    (2,812)
        Refunds due customers...............   (5,656)     3,139      (6,704)     7,103      (5,758)    7,955
        Customer credit balances............    7,692      4,458        (690)    (1,781)      3,940    (1,703)
        Other - net.........................   (1,519)      (690)      7,040      7,637       4,872    11,160
                                             --------   --------   ---------   --------   ---------  --------

        Total adjustments...................   15,797         72      74,848     58,669      90,585    62,036
                                             --------   --------   ---------   --------   ---------  --------
          Net cash provided by operating
            activities......................   17,481      2,453     103,124    103,466     134,793   132,050
                                             --------   --------   ---------   --------   ---------  --------

Cash Flows from Investing Activities:
   Capital expenditures.....................  (26,954)   (40,070)    (81,944)  (100,576)   (127,542) (134,327)
   Proceeds from sale of property...........    3,468        290       4,221        805       4,611     1,147
                                             --------   --------   ---------   --------   ---------  --------
          Net cash used in
          investing activities                (23,486)   (39,780)    (77,723)   (99,771)   (122,931) (133,180)
                                            ---------  ---------   ---------   --------   ---------  --------

Cash Flows from Financing Activities:
   Issuance of common stock.................      536        425       1,738      1,299       2,230     1,362
   Purchase of treasury stock...............       (7)         0         (81)         0        (476)      (10)
   Dividends paid...........................  (10,312)    (9,839)    (30,774)   (29,501)    (40,959)  (39,323)
   Proceeds from issuance of long-term debt.        0          0      17,878     43,185      17,776    43,112
   Repayments and retirements of
    long-term debt                            (14,500)         0     (14,500)    (1,971)    (14,500)   (1,971)
   Increase (decrease) in short-term loans..   51,878     50,100       6,652    (15,900)     37,952     5,500
                                             --------   --------   ---------   --------   ---------  --------
          Net cash provided (used) by
            financing activities............   27,595     40,686     (19,087)    (2,888)      2,023     8,670
                                             --------   --------   ---------   --------   ---------  --------

Increase in cash and cash equivalents.......   21,590      3,359       6,314        807      13,885     7,540
Cash and cash equivalents at beginning
 of period                                      8,139     12,485      23,415     15,037      15,844     8,304
                                             --------   ---------   --------   ---------  --------   --------
Cash and cash equivalents at end of period.. $ 29,729   $ 15,844   $  29,729   $ 15,844   $  29,729  $ 15,844
                                             ========   ========   =========   ========   =========  ========
Cash paid during the period for:
   Interest (net of amount capitalized)..... $  7,601   $ 12,287   $  36,979   $ 30,980   $  46,104  $ 37,764
                                             ========   ========   =========   ========   =========  ========
   Income taxes............................. $  4,725   $  2,952   $  12,266   $  9,463   $  15,350  $ 14,215
                                             ========   ========   =========   ========   =========  ========



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                       September 30,            December 31,
                                                                     1995          1994             1994

                         ASSETS

Property, Plant and Equipment:
   Exploration and production (successful efforts method)..   $   1,012,384   $    962,272    $     983,328
   Natural gas marketing...................................         321,576        302,302          309,579
   Natural gas distribution................................         576,716        543,088          552,789
   Natural gas transmission................................         391,047        386,120          387,921
                                                              -------------   ------------    -------------

        Total..............................................       2,301,723      2,193,782        2,233,617

     Less accumulated depreciation and depletion ..........         719,190        621,312          637,951
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,582,533      1,572,470        1,595,666
                                                              -------------   ------------    -------------

Current Assets:
   Cash and cash equivalents...............................          29,729         15,844           23,415
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     September 30, 1995 $9,912; 1994 $10,986;
     December 31, 1994, $10,890)...........................         163,486        159,110          172,178
   Unbilled revenues ......................................           5,706          6,746           25,794
   Gas stored underground - current inventory .............          13,222         15,211           15,101
   Material and supplies ..................................          14,066         13,505           12,876
   Deferred purchased gas cost ............................          12,319         31,506           24,890
   Prepaid expenses and other .............................          52,434         30,771           33,569
                                                              -------------   ------------    -------------

        Total current assets...............................         290,962        272,693          307,823
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets ......................................          89,706         89,901           88,387
   Other...................................................          46,857         27,604           27,246
                                                              -------------   ------------    -------------

     Total other assets ...................................         136,563        117,505          115,633
                                                              -------------   ------------    -------------

        Total..............................................   $   2,010,058   $  1,962,668    $   2,019,122
                                                              =============   ============    =============


                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                       September 30,            December 31,
                                                                    1995           1994             1994

             CAPITALIZATION AND LIABILITIES

Capitalization:
   Common stockholders' equity:
     Common  stock,  no par  value,
        authorized  80,000  shares;  shares  issued
        September 30, 1995, 35,383; September 30, 1994, 35,153;
        December 31, 1994, 35,173...........................  $      222,982   $     224,437   $     224,963
     Retained earnings .....................................         538,978         535,729         541,476
     Treasury stock, shares at cost September 30, 1995,
        402; September 30, 1994,
        618; December 31, 1994, 632.........................          (9,514)        (14,538)        (14,933)
     Foreign currency translation...........................            (832)           (807)         (1,504)
                                                              --------------   -------------   -------------

          Total common stockholders' equity.................         751,614         744,821         750,002

   Long-term debt...........................................         415,313         408,117         398,282
                                                              --------------   -------------   -------------

            Total capitalization............................       1,166,927       1,152,938       1,148,284
                                                              --------------   -------------   -------------

Current Liabilities:
   Long-term debt payable within one year...................          10,000          14,500          24,500
   Short-term loans.........................................         275,952         238,000         269,300
   Accounts payable.........................................         108,730         113,015         123,394
   Accrued taxes............................................          10,447           9,586          19,588
   Accrued interest.........................................          11,991          11,360          13,032
   Refunds due customers....................................          15,551          21,309          22,255
   Deferred income taxes....................................           2,391           6,245           4,444
   Customer credit balances.................................           9,737           5,797          10,427
   Other....................................................          12,759          12,936          11,955
                                                              --------------   -------------   -------------

            Total current liabilities.......................         457,558         432,748         498,895
                                                              --------------   -------------   -------------

Deferred and Other Credits:
   Deferred income taxes....................................         334,774         329,159         326,597
   Deferred investment tax credits..........................          21,266          22,363          22,082
   Other....................................................          29,533          25,460          23,264
                                                              --------------   -------------   -------------

            Total deferred and other credits................         385,573         376,982         371,943
                                                              --------------   -------------   -------------

               Total........................................  $    2,010,058   $   1,962,668   $   2,019,122
                                                              ==============   =============   =============



                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                              Long-Term Debt
                                                (Thousands)

                                                                    Annual                 Maturities
                                                                Debt Maturities          After One Year
                                                                 September 30,            September 30,

                                                              1995          1994       1995         1994


8 1/4% Debentures, due July 1, 1996 (a)...............      $          $          $   75,000    $   75,000
7 1/2% Debentures, due July 1, 1999
        ($75,000 principal amount net of
        unamortized original issue discount) (b)......                                71,103        70,266
9 1/2% Convertible subordinated
        debentures, due January 15, 2006..............                                   710         2,351
9.9% Debentures, due April 15, 2013 (c)...............                                75,000        75,000
Medium-Term Notes:
        7.2% to 9.0% Series A, due 1998 thru 2021.....                               100,000       100,000
        5.1% to 7.6% Series B, due 1995 thru 2023.....        10,000     14,500       75,500        85,500
        6.8% to 7.6% Series C, due 2007 thru 2018.....                                18,000
                                                            --------   --------   ----------    ----------

          Total.......................................      $ 10,000   $ 14,500   $  415,313    $  408,117
                                                            ========   ========   ==========    ==========



(a)      The 8 1/4% Debentures will be retired using proceeds from issuance of the remaining Medium-Term Notes--Series C.
(b)      Not redeemable prior to maturity.
(c)      Annual sinking fund payments of $3,750,000 are required
           beginning in 1999.


                  Equitable Resources, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and 1994 and the results of operations for the three, nine and twelve months then ended and cash flows for the three, nine and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three- and nine-month periods ended September 30, 1995 and 1994 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. In September 1995 and 1994,  the  Pennsylvania  Public Utility  Commission
   (PUC) approved Equitable Gas Company's collection of $18.8 million and $7.8 million, respectively, related to the direct billing settlement with Kentucky West Virginia Gas Company, an affiliate, for the recovery of higher NGPA prices on natural gas produced between 1978 and 1983 as approved by the Federal Energy Regulatory Commission in 1989. The 1995 amount includes $11.0 million for accelerated collection of amounts that would have otherwise been approved by the PUC, and recognized in income, in later years. As a result of the PUC approvals, net income for the periods ended September 30, 1995 and 1994 includes approximately $11.1 milion and $4.7 million, respectively, related to the settlement. Approximately $18 million from the settlement remains to be recovered in future gas cost filings with the PUC over the next three years.

E. At September 30, 1995, 2,652,000 shares of Common Stock were reserved as follows: 65,000 shares for conversion of the 9 1/2% Convertible
   Subordinated Debentures, 631,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 154,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

F. The Company filed a shelf registration with the Securities and Exchange Commission effective June 4, 1994 to issue $100 million of Medium-Term Notes--Series C. As of September 30, 1995, $18 million of Medium-Term
   Notes--Series C have been issued. Proceeds from issuance of the remaining amount available under the shelf registration will be used to retire the 8 1/4% Debentures due July 1, 1996.

G. In July 1995, the Company acquired all of the outstanding stock of Independent Energy Corporation (IEC) in exchange for 232,564 shares of the Company's common stock. The Company used shares held in treasury for the acquisition which is being accounted for as a pooling of interests. IEC is engaged in the development, construction, operation and ownership of private power and cogeneration projects.



                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1995


                                                  Exploration     Natural Gas  Natural Gas  Natural Gas   Intersegment
                                                  and Production  Marketing   Distribution  Transmission  Eliminations Consolidated

Gas Produced, Purchased and Sold (MMcf):
   Produced ....................................      14,102                         43           592                       14,737
                                                      ------        -------      ------       -------        -------       -------
   Purchased:
      Other producers...........................                    115,506       8,757         2,095                      126,358
      Inter-segment purchases ..................         728         11,606       2,390                      (14,724)
                                                      ------        -------      ------       -------        -------
         Total purchases .......................         728        127,112      11,147         2,095        (14,724)      126,358
                                                      ------        -------      ------       -------        -------       -------
           Total produced and purchased ........      14,830        127,112      11,190         2,687        (14,724)      141,095
   Deduct:
      Net increase (decrease) in gas in storage.                                  3,233          (277)                       2,956
      Extracted natural gas liquids
         (equivalent gas volumes) ..............         448          1,678                                                  2,126
      System use and unaccounted for............         138            407       2,020          (339)                       2,226
                                                      ------        -------      ------       -------        -------       -------
           Total................................      14,244        125,027       5,937         3,303        (14,724)      133,787
                                                      ======        =======      ======       =======        =======       =======

Gas Sales (MMcf):
   Residential..................................                                  1,904                                      1,904
   Commercial...................................                                    397                                        397
   Industrial and Utility.......................                                  3,636             2         (2,378)        1,260
   Production...................................      14,102                                                     (28)       14,074
   Marketing....................................         142        125,027                     3,301        (12,318)      116,152
                                                      ------        -------      ------       -------        -------       -------
           Total................................      14,244        125,027       5,937         3,303        (14,724)      133,787
                                                      ======        =======      ======       =======        =======       =======

Natural Gas Transported (MMcf)..................                     38,171       2,135        27,999        (19,869)       48,436
                                                                    =======      ======      ========        =======       =======

Oil Produced and Sold (thousands of bls)........         482                                                                   482
                                                      ======                                                               =======

Natural Gas Liquids Sold  (thousands of gallons)      16,199         51,011                                                 67,210
                                                     =======         ======                                                 ======


Average Selling Price:
    Residential Gas Sales (per Mcf).............                               $ 11.239
    Commercial Gas Sales........................                                  9.023
    Industrial and Utility Gas Sales............                                  1.743
    Produced Natural Gas........................    $  1.432
    Marketed Natural Gas........................       1.155         $1.471                   $1.768
    Oil (per barrel)............................      16.060
    Natural Gas Liquids (per gallon)............        .294           .260



                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1994


                                                  Exploration    Natural Gas   Natural Gas  Natural Gas   Intersegment
                                                  and Production Marketing    Distribution  Transmission  Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced ....................................      15,640                        41             544                      16,225
                                                      ------       -------      ------        --------       -------       -------
   Purchased:
      Other producers...........................                   106,161      12,371           1,678                     120,210
      Inter-segment purchases ..................         609        13,909       2,187              (1)      (16,704)
                                                      ------       -------      ------        --------       -------
         Total purchases .......................         609       120,070      14,558           1,677       (16,704)      120,210
                                                      ------       -------      ------        --------       -------       -------
           Total produced and purchased ........      16,249       120,070      14,599           2,221       (16,704)      136,435
   Deduct:
      Net increase (decrease) in gas in storage.                                 3,365            (181)                      3,184
      Extracted natural gas liquids
         (equivalent gas volumes)...............         460         1,716                                                   2,176
      System use and unaccounted for............         130           405         697             219                       1,451
                                                      ------       -------      ------        --------       -------       -------
           Total................................      15,659       117,949      10,537           2,183       (16,704)      129,624
                                                      ======       =======      ======        ========       =======       =======

Gas Sales (MMcf):
   Residential..................................                                 1,925                                       1,925
   Commercial...................................                                 1,246                                       1,246
   Industrial and Utility.......................                                 7,366              30        (3,068)        4,328
   Production...................................      15,640                                                  (1,292)       14,348
   Marketing....................................          19       117,949                       2,153       (12,344)      107,777
                                                      ------       -------      ------        --------       -------       -------
           Total................................      15,659       117,949      10,537           2,183       (16,704)      129,624
                                                      ======       =======      ======        ========       =======       =======

Natural Gas Transported (MMcf)..................                    29,965       1,163          36,335       (26,854)       40,609
                                                                   =======      ======        ========       =======       =======

Oil Produced and Sold (thousands of bls)........         493                                                                   493
                                                      ======                                                               =======

Natural Gas Liquids Sold  (thousands of gallons)      14,241        52,132                                                  66,373
                                                      ======        ======                                                 =======
Average Selling Price:
    Residential Gas Sales (per Mcf).............                               $10.872
    Commercial Gas Sales........................                                 6.153
    Industrial and Utility Gas Sales............                                 2.120          $7.767
    Produced Natural Gas........................    $  1.710
    Marketed Natural Gas........................       1.789        $1.770                       1.981
    Oil (per barrel)............................      16.604
    Natural Gas Liquids (per gallon)............        .292          .262




                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                  Exploration     Natural Gas Natural Gas   Natural Gas   Intersegment
                                                  and Production  Marketing   Distribution  Transmission  Eliminations Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................      48,928                      105           1,684                       50,717
                                                      ------        -------    ------       ---------        -------       -------
   Purchased:
      Other producers...........................                    347,487    27,849           5,114                      380,450
      Inter-segment purchases...................       2,454         38,980     9,314                        (50,748)
                                                      ------        -------    ------       ---------        -------
         Total purchases........................       2,454        386,467    37,163           5,114        (50,748)      380,450
                                                      ------        -------    ------       ---------        -------       -------
           Total produced and purchased ........      51,382        386,467    37,268           6,798        (50,748)      431,167
   Deduct:
      Net increase (decrease) in gas in storage.                                  340            (277)                          63
      Extracted natural gas liquids
         (equivalent gas volumes)...............       1,400          4,921                                                  6,321
      System use and unaccounted for............         414          1,236     2,290            (235)                       3,705
                                                      ------        -------    ------       ---------        -------       -------
           Total................................      49,568        380,310    34,638           7,310        (50,748)      421,078
                                                      ======        =======    ======       =========        =======       =======

Gas Sales (MMcf):
   Residential..................................                               19,388                                       19,388
   Commercial...................................                                2,756                                        2,756
   Industrial and Utility.......................                               12,494               3         (6,087)        6,410
   Production...................................      48,928                                                    (336)       48,592
   Marketing....................................         640        380,310                     7,307        (44,325)      343,932
                                                      ------        -------    ------       ---------        -------       -------
           Total................................      49,568        380,310    34,638           7,310        (50,748)      421,078
                                                      ======        =======    ======       =========        =======       =======

Natural Gas Transported (MMcf)..................                     95,693    11,570          86,193        (69,795)      123,661
                                                                    =======    ======       =========        =======       =======

Oil Produced and Sold (thousands of bls)........       1,493                                                                 1,493
                                                      ======                                                               =======

Natural Gas Liquids Sold  (thousands of gallons)      47,333        149,035                                                196,368
                                                     =======        =======                                                =======


Average Selling Price:
    Residential Gas Sales (per Mcf).............                               $9.465
    Commercial Gas Sales........................                                9.357
    Industrial and Utility Gas Sales............                                1.864
    Produced Natural Gas........................    $  1.513
    Marketed Natural Gas........................       1.506         $1.553                    $1.899
    Oil (per barrel)............................      16.532
    Natural Gas Liquids (per gallon)............        .323           .268




                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                  Exploration     Natural Gas  Natural Gas   Natural Gas  Intersegment
                                                  and Production  Marketing   Distribution   Transmission Eliminations Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................      45,074                       103           1,419                      46,596
                                                      ------        -------     ------        --------       -------       -------
   Purchased:
      Other producers...........................                    284,073     33,247        5,745                        323,065
      Inter-segment purchases...................       1,753         36,699      9,255             409       (48,116)
                                                      ------        -------     ------        --------       -------
         Total purchases........................       1,753        320,772     42,502           6,154       (48,116)      323,065
                                                      ------        -------     ------        --------       -------       -------
           Total produced and purchased ........      46,827        320,772     42,605           7,573       (48,116)      369,661
   Deduct:
      Net increase (decrease) in gas in storage.                                   226            (181)                         45
      Extracted natural gas liquids
         (equivalent gas volumes)...............       1,049          4,825                                                  5,874
      System use and unaccounted for............         341          1,193      2,086             285                       3,905
                                                      ------        -------     ------        --------       -------       -------
           Total................................      45,437        314,754     40,293           7,469       (48,116)      359,837
                                                      ======        =======     ======        ========       =======       =======

Gas Sales (MMcf):
   Residential..................................                                21,692                                      21,692
   Commercial...................................                                 8,162                                       8,162
   Industrial and Utility.......................                                10,439             416        (3,433)        7,422
   Production...................................      45,074                                                  (4,982)       40,092
   Marketing....................................         363        314,754                      7,053       (39,701)      282,469
                                                      ------        -------     ------        --------       -------       -------
           Total................................      45,437        314,754     40,293           7,469       (48,116)      359,837
                                                      ======        =======     ======        ========       =======       =======

Natural Gas Transported (MMcf)..................                     77,944      6,071         100,472       (83,369)      101,118
                                                                    =======     ======        ========       =======       =======

Oil Produced and Sold (thousands of bls)........       1,480                                                                 1,480
                                                      ======                                                               =======

Natural Gas Liquids Sold  (thousands of gallons)      35,552        147,095                                                182,647
                                                     =======        =======                                                =======


Average Selling Price:
    Residential Gas Sales (per Mcf).............                                $8.796
    Commercial Gas Sales........................                                 6.565
    Industrial and Utility Gas Sales............                                 2.552          $4.678
    Produced Natural Gas........................    $  2.077
    Marketed Natural Gas........................       1.876         $2.035                      2.429
    Oil (per barrel)............................      14.376
    Natural Gas Liquids (per gallon)............        .283           .254




                                                                            TWELVE MONTHS ENDED SEPTEMBER 30, 1995


                                                  Exploration     Natural Gas  Natural Gas  Natural Gas  Intersegment
                                                  and Production  Marketing   Distribution  Transmission Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................       66,361                      145          2,136                     68,642
                                                      -------      --------    -------        -------     --------      --------
   Purchased:
      Other producers...........................                    453,124     40,234          6,632                    499,990
      Inter-segment purchases...................        3,224        50,201     13,022             63      (66,510)
                                                      -------      --------    -------        -------     --------
         Total purchases........................        3,224       503,325     53,256          6,695      (66,510)      499,990
                                                      -------      --------    -------        -------     --------      --------
           Total produced and purchased.........       69,585       503,325     53,401          8,831      (66,510)      568,632
   Deduct:
      Net increase (decrease) in gas in storage.                                   355           (277)                        78
      Extracted natural gas liquids
         (equivalent gas volumes)...............        1,897         6,473                                                8,370
      System use and unaccounted for............          553         1,645      6,595           (252)                     8,541
                                                      -------      --------    -------        -------     --------      --------
           Total................................       67,135       495,207     46,451          9,360      (66,510)      551,643
                                                      =======      ========    =======        =======     ========      ========

Gas Sales (MMcf):
   Residential..................................                                27,266                                    27,266
   Commercial...................................                                 4,275                                     4,275
   Industrial and Utility.......................                                14,910            (25)      (6,230)        8,655
   Production...................................       66,361                                               (2,591)       63,770
   Marketing....................................          774       495,207                     9,385      (57,689)      447,677
                                                      -------      --------    -------        -------     --------      --------
           Total................................       67,135       495,207     46,451          9,360      (66,510)      551,643
                                                      =======      ========    =======        =======     ========      ========

Natural Gas Transported (MMcf)..................                    121,475     14,110        109,193      (86,898)      157,880
                                                                   ========    =======        =======     ========      ========

Oil Produced and Sold (thousands of bls)........        1,999                                                              1,999
                                                      =======                                                           ========

Natural Gas Liquids Sold  (thousands of gallons)       62,813      196,433                                               259,246
                                                     ========     ========                                              ========


Average Selling Price:
    Residential Gas Sales (per Mcf).............                                $9.465
    Commercial Gas Sales........................                                 9.160
    Industrial and Utility Gas Sales............                                 1.912
    Produced Natural Gas........................     $  1.540
    Marketed Natural Gas........................        1.568      $1.575                      $1.917
    Oil (per barrel)............................       16.331
    Natural Gas Liquids (per gallon)............         .326        .273




                                                                            TWELVE MONTHS ENDED SEPTEMBER 30, 1994


                                                  Exploration     Natural Gas  Natural Gas  Natural Gas  Intersegment
                                                  and Production  Marketing   Distribution  Transmission Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................       59,892                       140          2,090                     62,122
                                                      -------       --------    -------        -------     --------      --------
   Purchased:
      Other producers...........................                     356,958     45,968          7,836                    410,762
      Inter-segment purchases...................        2,654         49,040     10,780            785      (63,259)
                                                      -------       --------    -------        -------     --------
         Total purchases........................        2,654        405,998     56,748          8,621      (63,259)      410,762
                                                      -------       --------    -------        -------     --------      --------
           Total produced and purchased.........       62,546        405,998     56,888         10,711      (63,259)      472,884
   Deduct:
      Net increase (decrease) in gas in storage.                                   (207)           (79)                      (286)
      Extracted natural gas liquids
         (equivalent gas volumes)...............        1,841          7,987                                                9,828
      System use and unaccounted for............          341          1,994      3,950            226                      6,511
                                                      -------       --------    -------        -------     --------      --------
           Total................................       60,364        396,017     53,145         10,564      (63,259)      456,831
                                                      =======       ========    =======        =======     ========      ========

Gas Sales (MMcf):
   Residential..................................                                 31,156                                    31,156
   Commercial...................................                                 10,986                                    10,986
   Industrial and Utility.......................                                 11,003            714       (3,720)        7,997
   Production...................................       59,892                                                (4,982)       54,910
   Marketing....................................          472        396,017                     9,850      (54,557)      351,782
                                                      -------       --------    -------        -------     --------      --------
           Total................................       60,364        396,017     53,145         10,564      (63,259)      456,831
                                                      =======       ========    =======        =======     ========      ========

Natural Gas Transported (MMcf)..................                     106,602      8,717        130,671     (113,836)      132,154
                                                                    ========    =======        =======     ========      ========

Oil Produced and Sold (thousands of bls)........        1,994                                                               1,994
                                                      =======                                                            ========

Natural Gas Liquids Sold  (thousands of gallons)       50,812        198,797                                              249,609
                                                      =======       ========                                             ========


Average Selling Price:
    Residential Gas Sales (per Mcf).............                                 $8.740
    Commercial Gas Sales........................                                  6.705
    Industrial and Utility Gas Sales............                                  2.654         $3.178
    Produced Natural Gas........................     $  2.134
    Marketed Natural Gas........................        1.871         $2.080                     2.402
    Oil (per barrel)............................       14.353
    Natural Gas Liquids (per gallon)............         .287           .255



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                         Information by Business Segment
                                                   (Thousands)

                                       Three Months Ended         Nine Months Ended       Twelve Months Ended
                                          September 30,             September 30,            September 30,

                                         1995       1994          1995        1994         1995       1994

                                                                     (Thousands)

OPERATING REVENUES:

    Exploration and production..     $   57,080   $  52,730   $ 147,523  $  148,268    $  195,050 $  200,029
    Natural gas marketing.......        200,399     225,355     638,640     685,178       844,240    884,540
    Natural gas distribution....         36,052      46,024     261,989     285,498       366,966    394,370
    Natural gas transmission ...         25,660      25,321      82,290      87,673       111,386    120,233
    Sales between segments .....        (48,199)    (51,718)   (138,225)   (153,245)     (181,517)  (201,352)
                                     ----------   ---------   ---------  ----------    ----------   ---------


         Total..................     $   270,992  $ 297,712   $ 992,217  $1,053,372    $1,336,125 $1,397,820
                                     ===========  =========   =========  ==========    ==========   =========

OPERATING INCOME (LOSS):

    Exploration and production..     $   14,296   $  10,906   $  13,416  $   26,469    $   17,790  $  33,573
    Natural gas marketing ......            (74)        983       3,905       2,680         5,314      4,242
    Natural gas distribution....         (6,192)     (4,121)     26,829      32,368        37,641     47,374
    Natural gas transmission ...          6,428       5,079      23,652      22,363        33,425     35,074
                                     ----------   ---------   ---------  ----------    ----------  ---------

         Total..................     $   14,458   $  12,847   $  67,802  $   83,880    $   94,170  $ 120,263
                                     ==========   =========   =========  ==========    ==========  =========

CAPITAL EXPENDITURES:

    Exploration and production..     $    7,679   $  27,020   $  38,085  $   64,426    $   58,119  $  85,400
    Natural gas marketing.......          6,258       1,868      12,158       4,662        23,261      6,512
    Natural gas distribution....         10,590       8,935      26,297      22,524        36,485     29,654
    Natural gas transmission....          2,427       2,247       5,404       8,964         9,677     12,761
                                     ----------   ---------   ---------  ----------    ----------  ---------

         Total..................     $   26,954   $  40,070   $  81,944  $  100,576    $  127,542  $ 134,327
                                     ==========   =========   =========  ==========    ==========  ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consolidated net income for the quarter ended September 30, 1995 was $1.7 million or $.05 per share, compared with $2.4 million or $.07 per share for the quarter ended September 30, 1994. Earnings for 1995 include $6.5 million or $.19 per share, resulting from the Pennsylvania Public Utility Commission's approval for accelerated collection of gas costs as described in Note D to the consolidated financial statements. The decrease in income, excluding the effect of the accelerated collection of gas costs, is due to a 16 percent decline in average wellhead gas prices, lower margins for natural gas marketing and lower earnings from distribution operations.

     Consolidated net income for the nine months ended September 30, 1995 was $28.3 million or $.81 per share, compared with $44.8 million or $1.30 per share for the nine months ended September 30, 1994. The decrease in income, excluding the effect of the accelerated collection of gas costs, is due to a 27 percent decline in average wellhead gas prices, lower margins from natural gas marketing and lower retail gas sales reflecting 10 percent warmer weather. The impact of these items was partially offset by a 9 percent increase in natural gas production.

     Consolidated net income for the twelve months ended September 30, 1995 was $44.2 million or $1.27 per share, compared with $70.0 million or $2.03 per share for the twelve months ended September 30, 1994. The decrease in income, excluding the effect of the accelerated collection of gas costs is due primarily to a 28 percent decline in average wellhead gas prices, lower margins from natural gas marketing and lower retail utility gas sales reflecting 13 percent warmer weather. The impact of these items was partially offset by an 11 percent increase in natural gas production.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived primarily from the sale of produced natural gas, oil and natural gas liquids and from contract drilling were $57.1 million for the quarter ended September 30, 1995 compared with $52.7 million for the quarter ended September 30, 1994. The 1995 period includes $11.0 million of additional revenue from direct bill settlements as described in Note D to the consolidated financial statements. The decrease in operating revenue, excluding the effect of the additional revenue from the direct bill settlements, is due primarily to a 16 percent decline in average wellhead gas prices and a 10 percent decline in natural gas production. Operating revenues for the nine months ended September 30, 1995 were $147.5 million compared with $148.3 million for the nine months ended September 30, 1994. Operating revenues for the twelve months ended September 30, 1995 were $195.1 million compared with $200.0 million for the twelve months ended September 30, 1994. The decrease in revenues for the nine-month and twelve-month periods, excluding the effect of the additional revenue from the direct bill settlements, is due primarily to lower wellhead prices for natural gas partially offset by increased production of natural gas, higher oil prices and increased production and prices for natural gas liquids.

                            3 MONTHS ENDED  9 MONTHS ENDED    12 MONTHS ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,


EXPLORATION AND PRODUCTION   1995    1994    1995     1994      1995     1994

OPERATING REVENUES (THOUSANDS):
   Natural Gas..........  $20,196  $26,748  $74,048  $93,635  $102,223 $127,829
   Oil..................    7,741    8,186   24,683   21,277    32,645   28,620
   Natural Gas Liquids..    4,765    4,158   15,295   10,064    20,475   14,600
   Contract Drilling....    4,272    4,509    9,975   11,045    14,357   15,089
   Direct Billing
         Settlements       18,807    7,815   18,807    7,815    18,807    7,815
   Other................    1,299    1,314    4,715    4,432     6,543    6,076
                          -------  -------  -------  -------  --------  -------
     Total Revenues.....  $57,080  $52,730 $147,523 $148,268  $195,050 $200,029
                           ======   ======  =======  =======   =======  =======

SALES QUANTITIES:
   Natural Gas (MMcf)...   14,102   15,640   48,928   45,074    66,361   59,892
   Oil (MBls)...........      482      493    1,493    1,480     1,999    1,994
   Natural Gas Liquids .
    (thousands of gallons) 16,199   14,241   47,333   35,552    62,813   50,812

     Gas purchased of $2.4 million for the quarter ended September 30, 1995 and $7.8 million for the nine months ended September 30, 1995 was substantially the same as the 1994 amounts of $2.3 million and $8.0 million, respectively. Gas purchased for the twelve months ended September 30, 1995 amounted to $10.4 million compared with $12.5 million for the twelve months ended September 30, 1994. The decrease in gas purchased for the twelve month period is due to lower prices partially offset by higher requirements reflecting increased production of natural gas liquids.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other operating expenses were $40.4 million for the quarter ended September 30, 1995 compared with $39.5 million for the quarter ended September 30, 1994. The increase for the quarter is due to increased depreciation and depletion reflecting higher depletion rates. Other operating expenses for the nine months ended September 30, 1995 were $126.3 million compared with $113.8 million for the nine months ended September 30, 1994. Other operating expenses for the twelve months ended September 30, 1995 were $166.9 million compared with $154.1 million for the twelve months ended September 30, 1994. Increases for the nine and twelve month periods are attributed to increased depreciation and depletion reflecting the higher level of natural gas production and higher depletion rates.

     Operating income was $14.3 million for the quarter ended September 30, 1995 compared with $10.9 million for the quarter ended September 30, 1994. Operating income for the nine months ended September 30, 1995 was $13.4 million compared with $26.5 million for the nine months ended September 30, 1994. Operating income for the twelve months ended September 30, 1995 was $17.8 million compared with $33.5 million for the twelve months ended September 30, 1994. The decrease in operating income for the current periods, excluding the effect of the additional revenue from the direct billing settlements, reflects lower wellhead prices for natural gas partially offset by increased gas production for the nine- and twelve-month periods.

NATURAL GAS MARKETING

     Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $200.4 million for the quarter ended September 30, 1995 compared with $225.4 million for the quarter ended September 30, 1994. The decrease in revenues is due to a 17 percent decline in the average price of marketed gas which was partially offset by a 6 percent increase in marketed gas volumes. Operating revenues for the nine months ended September 30, 1995 were $638.6 million compared with $685.2 million for the nine months ended September 30, 1994. The decrease in revenues is due to a 24 percent decrease in the average price of marketed gas, partially offset by a 21 percent increase in marketed gas volumes and higher production and prices for natural gas liquids. Operating revenues for the twelve months ended September 30, 1995 were $844.2 million compared with $884.5 million for the twelve months ended September 30, 1994. A 24 percent decline in the average price of marketed gas and decreased production of natural gas liquids were partially offset by a 25 percent increase in marketed gas volumes and higher prices for natural gas liquids.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            3 MONTHS ENDED  9 MONTHS ENDED    12 MONTHS ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,


NATURAL GAS MARKETING        1995    1994    1995     1994      1995    1994

OPERATING REVENUES (THOUSANDS):
   Natural Gas Marketing  $183,923 $208,712 $590,465 $640,409 $780,138 $823,888
   Natural Gas Liquids..    13,263   13,655   39,953   37,431   53,635   50,786
   Transportation.......     3,076    2,887    7,786    7,131    9,921    9,599
   Other................       137      101      436      207      546      267
                           -------  -------  -------  -------  -------  -------
     Total Revenues.....  $200,399 $225,355 $638,640 $685,178 $844,240 $884,540
                           =======  =======  =======  =======  =======  =======

SALES QUANTITIES:
   Marketed Natural Gas
     (MMcf)                125,027  117,949  380,310  314,754  495,207  396,017
   Natural Gas Liquids
     (thousands of gallons) 51,011   52,132  149,035  147,095  196,433  198,797

     Gas purchased was $191.9 million for the quarter ended September 30, 1995 compared with $216.9 million for the quarter ended September 30, 1994. The decrease in gas purchased reflects lower gas prices partially offset by an increase in purchased volumes. Gas purchased for the nine months ended September 30, 1995 amounted to $611.3 million compared with $660.8 million for the nine months ended September 30, 1994. Gas purchased for the twelve months ended September 30, 1995 was $807.9 million compared with $852.1 million for the twelve months ended September 30, 1994. The decrease in gas purchased for the nine- and twelve-month periods reflects lower prices for purchased gas partially offset by higher volumes of marketed gas and higher requirements for liquids production.

     Other operating expenses were $8.5 million for the quarter ended September 30, 1995 compared with $7.5 million for the quarter ended September 30, 1994. Other operating expenses were $23.4 million for the nine months ended September 30, 1995 compared with $21.7 million for the nine months ended September 30, 1994. Other operating expenses for the twelve months ended September 30, 1995 were $31.0 million compared with $28.2 million for the twelve months ended September 30, 1994. The increase for the current periods reflects marketing operations in Canada which began in October 1994 and marketing and administrative expenses associated with the gas storage service to begin in early 1996.

     Operating results for the quarter ended September 30, 1995 were a loss of $74,000 compared with income of $1.0 million for the quarter ended September 30, 1994. The decrease is due to lower margins for marketed gas sales. Operating income for the nine months ended September 30, 1995 was $3.9 million compared with $2.7 million for the nine months ended September 30, 1994. Operating income for the twelve months ended September 30, 1995 was $5.3 million compared with $4.2 million for the twelve months ended September 30, 1994. The increase in operating income for the nine- and twelve-month periods reflects higher margins from liquids processing, partially offset by lower margins for marketed gas sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NATURAL GAS DISTRIBUTION

     Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $36.1 million for the quarter ended September 30, 1995 compared with $46.0 million for the quarter ended September 30, 1994. The decrease in revenues is due primarily to a decrease in industrial sales, which was partially offset by an increase in utility sales which are at lower rates, and the effect of commercial customers switching from gas sales to transportation service. Operating revenues for the nine months ended September 30, 1995 were $262.0 million compared with $285.5 million for the nine months ended September 30, 1994. Operating revenues for the twelve months ended September 30, 1995 were $367.0 million compared with $394.4 million for the twelve months ended September 30, 1994. The decrease in revenues for the nine- and twelve-month periods is due to the effect of commercial customers switching from gas sales to transportation service, lower retail gas sales reflecting warmer weather and a change in the mix of industrial and utility gas sales.

                             3 MONTHS ENDED   9 MONTHS ENDED   12 MONTHS ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,


NATURAL GAS DISTRIBUTION     1995    1994     1995    1994       1995    1994

OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales. $21,399  $20,928 $183,509 $190,803 $258,062 $272,298
   Commercial Gas Sales..   3,582    7,667   25,788   53,583   39,161   73,666
   Industrial and Utility
     Gas Sales              6,339   15,615   23,293   26,643   28,503   29,201
   Transportation Service   3,360      703   25,312   10,885   36,177   14,581
   Other.................   1,372    1,111    4,087    3,584    5,063    4,624
                           ------   ------   ------   ------   ------   ------

     Total Revenues...... $36,052  $46,024 $261,989 $285,498 $366,966 $394,370
                           ======   ======  =======  =======  =======  =======

SALES QUANTITIES (MMCF):
   Residential Gas Sales.   1,904    1,925   19,388   21,692   27,266   31,156
   Commercial Gas Sales..     397    1,246    2,756    8,162    4,275   10,986
   Industrial and Utility
     Gas Sales              3,636    7,366   12,494   10,439   14,910   11,003
   Transportation
     Deliveries             2,135    1,163   11,570    6,071   14,110    8,717
   Heating Degree Days...      79       90    3,530    3,916    6,005    5,609

     Gas purchased amounted to $18.9 million for the quarter ended September 30, 1995 compared with $28.0 million for the quarter ended September 30, 1994. Gas purchased for the nine months ended September 30, 1995 amounted to $153.5 million compared with $169.1 million for the nine months ended September 30, 1994. Gas purchased for the twelve months ended September 30, 1995 was $217.3 million compared with $232.9 million for the twelve months ended September 30, 1994. The decrease in gas costs for the current periods is due to lower gas sales, partially offset by the pass-through of higher costs in rates to retail customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other operating expenses of $23.4 million for the quarter ended September 30, 1995 were substantially the same as the $22.1 million for the quarter ended September 30, 1994. Other operating expenses were $81.7 million for the nine months ended September 30, 1995 compared with $84.0 million for the nine months ended September 30, 1994. Other operating expenses were $112.1 million for the twelve months ended September 30, 1995 compared with $114.1 million for the twelve months ended September 30, 1994. The decrease in operating expenses for the nine- and twelve- month periods is due primarily to lower gross receipts tax attributable to the decrease in retail revenues.

     Operating results for the quarter ended September 30, 1995 were a loss of $6.2 million compared with a loss of $4.1 million for the quarter ended September 30, 1994. Operating income was $26.8 million for the nine months ended September 30, 1995 compared with $32.4 million for the nine months ended September 30, 1994. Operating income for the twelve months ended September 30, 1995 was $37.6 million compared with $47.4 million for the twelve months ended September 30, 1994. The decrease in operating income for the current periods is due primarily to lower margins reflecting lower gas sales.

NATURAL GAS TRANSMISSION

     Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, of $25.7 million for the quarter ended September 30, 1995 were substantially the same as the $25.3 million for the quarter ended September 30, 1994. Operating revenues for the nine months ended September 30, 1995 amounted to $82.3 million compared with $87.7 million for the nine months ended September 30, 1994. Operating revenues for the twelve months ended September 30, 1995 were $111.4 million compared with $120.2 million for the twelve months ended September 30, 1994. The decrease in revenues for the nine- and twelve-month periods is due primarily to lower selling prices for marketed natural gas.


                             3 MONTHS ENDED  9 MONTHS ENDED   12 MONTHS ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,


NATURAL GAS TRANSMISSION     1995    1994    1995     1994      1995    1994

OPERATING REVENUES (THOUSANDS):
   Industrial and Utility
     Gas Sales            $   363 $   233  $ 1,089 $ 1,946  $  1,452 $  2,269
   Marketed Gas Sales...    5,837   4,265   13,873   17,129   17,988   23,661
   Transportation Service  14,197  14,864   49,996   51,234   68,720   71,872
   Storage Service......    3,581   4,360   12,324   12,654   16,663   16,215
   Other................    1,682   1,599    5,008    4,710    6,563    6,216
                           ------  ------  -------   ------  -------- -------

     Total Revenues.....  $25,660 $25,321  $82,290  $87,673 $111,386 $120,233
                           ======  ======   ======   ======  =======  =======

SALES QUANTITIES (MMCF):
   Industrial and Utility
      Gas Sales                 2      30        3      416      (25)     714
   Marketed Gas Sales...    3,301   2,153    7,307    7,053    9,385    9,850
   Transportation
     Deliveries            27,999  36,335   86,193  100,472  109,193  130,671

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gas purchased amounted to $4.6 million for the quarter ended September 30, 1995 compared with $3.4 million for the quarter ended September 30, 1994. The increase in gas costs for the quarter is due to an increase in marketed gas sales. Gas purchased for the nine months ended September 30, 1995 amounted to $10.7 million compared with $15.0 million for the nine months ended September 30, 1994. Gas purchased for the twelve months ended September 30, 1995 was $13.9 million compared with $19.9 million for the twelve months ended September 30, 1994. The decrease in gas costs for the nine- and twelve-month periods reflects lower prices for marketed gas.

     Other operating expenses were $14.7 million for the quarter ended September 30, 1995 compared with $16.9 million for the quarter ended September 30, 1994. Other operating expenses were $48.1 million for the nine months ended September 30, 1995 compared with $50.3 million for the nine months ended September 30, 1994. Other operating expenses for the twelve months ended September 30, 1995 were $64.2 million compared with $65.2 million for the twelve months ended September 30, 1994. The decrease for the current periods is due to lower provisions for rate refunds reflecting final FERC approved rates that went into effect July 1, 1995.

     Operating income was $6.4 million for the quarter ended September 30, 1995 compared with $5.1 million for the quarter ended September 30,1994. Operating income was $23.5 million for the nine months ended September 30, 1995 compared with $22.4 million for the nine months ended September 30, 1994. Operating income increased for the three- and nine-month periods due to provisions made in the 1994 periods for rate refunds. Operating income for the twelve months ended September 30, 1995 amounted to $33.3 million compared with $35.1 million for the twelve months ended September 30, 1994. The decrease in income is due to lower marketed natural gas sales.

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

INVESTING ACTIVITIES

     The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. Capital expenditures for the nine months ended September 30, 1995 were $81.9 million.

     Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1995 capital expenditures with cash generated from operations and temporarily with short-term loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ACTIVITIES

     The  Company  has  adequate   borrowing  capacity  to  meet  its  financing
requirements. In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At September 30, 1995, $223.0 million of commercial paper and $53.0 million of bank loans were outstanding at an average interest rate of 5.9 percent. Adequate credit is expected to continue to be available in the future.

     In April 1995, Columbia Gas filed its bankruptcy reorganization plan, which is subject to approval by the bankruptcy court, that includes settlement of Equitable's producer claims for abrogation of long-term contracts by Columbia. Based upon the plan, Equitable expects to net approximately $25 million of pre-tax income, after pro-rata distribution to claim co-owners. In addition, Equitable will also receive approximately $19 million related to direct billing settlements previously approved by the FERC. The expected after tax cash proceeds from these settlements is approximately $35 million.

     In October 1995, the Company sold all of its gas and oil properties in the Northern Appalachian Basin areas of New York, Pennsylvania and West Virginia. The properties comprise less than 4 percent of the exploration and production segment's total gas and oil production and reserves. The Company operates the majority of these properties, with its working interest averaging approximately 25 percent.

     The Company has reached an agreement, subject to final terms and conditions at closing, for the sale of Appalachian gas properties which produce non-conventional fuels. The Company will retain an interest in the properties that will increase as certain financial targets are met. Anticipated proceeds to the Company, after taxes and fees, will be approximately $110 million.

     The proceeds to be received from the Columbia Gas bankruptcy settlement and the sales of properties described above will be used to restructure about $150 million of long- and short-term debt. A portion of the proceeds may be used to repurchase up to one million shares of the Company's outstanding stock.

BALANCE SHEET CHANGES

      The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The increase in prepaid expenses and other current assets reflects higher prepayment of federal income taxes.

     The Company is currently assessing the valuation of its long-lived assets using the methodology prescribed in Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It is the Company's intention to complete this study and record any writedown of assets in the fourth quarter of 1995.

                          PART II.  OTHER INFORMATION


Item 5.    Other Information

           Effective September 11, 1995, Clifford L. Alexander, Jr. resigned as a member of the Board of Directors of the Company due to other commitments. Mr. Alexander was a director since 1987. The Company has begun a search to fill the vacancy.

Item  6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K  during the  quarter  ended  September  30,
1995:

               None.

                                   Signature





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             EQUITABLE RESOURCES, INC.
                                                   (Registrant)






                                                   Dan C. Eaton
                                                  Vice President -
                                          Strategic & Financial Planning


















Date:  November 14, 1995