Form 10-Q/A
period 1995-06-30
EQUITABLE RESOURCES INC /PA/
filed 1996-01-05
CIK 33213

EQUITABLE RESOURCES, INC.

420 Boulevard of the Allies
Pittsburgh, PA  15219

January 5, 1996



Securities and Exchange Commission
Washington, DC  20549



Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q/A for the quarter ended June 30, 1995. This amended return is being submitted to include information regarding results of votes of security holders, under Item 4 on page 20, omitted in Form 10-Q filed on August 11, 1995.

Very truly yours,


s/ Dan C. Eaton
---------------------------------------------------------------------
Dan C. Eaton



                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                               _____________

                                FORM 10-Q/A

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

  Notes to Consolidated Financial Statements

  Gas Produced, Purchased and Sold

  Information by Business Segment

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

Part II.  Other Information

Signature

Form 10-Q/A filed to include information regarding results of votes of security holders, under Item 4 on Page 20, omitted in Form 10-Q filed on August 11, 1995.


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

            (a)  The Annual Meeting of Shareholders was held on May 26, 1995.

            (c)  Brief description of matters voted upon:

                 (1) Elected the named directors to serve three-year terms as follows:
                                           Shares Voted    Shares
                      Director             For             Withheld

                      Frederick H. Abrew   30,023,121      155,375
                      Donald I. Moritz     29,975,759      202,737
                      Daniel M. Rooney     30,022,501      155,995
                      J. Michael Talbert   30,026,724      151,772

                 (2) Ratified appointment of Ernst & Young LLP as independent auditors for the year ended December 31, 1995. Vote was 30,004,311 shares for; 95,139 shares against and 79,044 shares abstained.

                 (3) Rejected a shareholder proposal regarding the Coalition for Environmentally Responsible Economies (CERES) Principles. Vote was 21,721,596 shares against; 2,728,154 shares for and 3,511,702 shares abstained.

                 (4) Rejected a shareholder proposal regarding nominations to the Board of Directors. Vote was 25,566,239 shares against; 657,466 shares for and 1,773,147 shares abstained.

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






Date:  January 5, 1996