Form 10-K
period 1995-12-31
EQUITABLE RESOURCES INC /PA/
filed 1996-03-26
CIK 33213

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Yes      X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 1996: $1,002,415,784
The number of shares outstanding of the issuer's classes of common stock as of February 29, 1996: 35,018,892

              DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12, and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 23, 1996, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1995.

Index to Exhibits - Page 60

                               TABLE OF CONTENTS

PART I                                                                    PAGE
Item 1           Business                                                   1
Item 2           Properties                                                 9
Item 3           Legal Proceedings                                         11
Item 4           Submission of Matters to a Vote of Security Holders       11
Item 10          Directors and Executive Officers of the Registrant        12

PART II
Item 5           Market for Registrant's Common Equity and Related
                   Stockholder Matters                                     14
Item 6           Selected Financial Data                                   15
Item 7           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     16
Item 8           Financial Statements and Supplementary Data               25
Item 9           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                  55

PART III
Item 10          Directors and Executive Officers of the Registrant        56
Item 11          Executive Compensation                                    56
Item 12          Security Ownership of Certain Beneficial Owners
                   and Management                                          56
Item 13          Certain Relationships and Related Transactions            56

PART IV
Item 14          Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                             57
                 Index to Financial Statements and Financial Statement
                   Schedules Covered by Report of Independent Auditors     58
                 Index to Exhibits                                         60
                 Signatures                                                64

                                    PART I

ITEM 1.  BUSINESS

     (a) Equitable Resources, Inc. ("Equitable" or the "Company") was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. The Company directly, or through other wholly-owned subsidiaries, owns all the capital stock of the following principal operating subsidiaries: Equitable Resources Energy Company ("Equitable Resources Energy"), Kentucky West Virginia Gas Company, LLC ("Kentucky West"), Equitrans, LP ("Equitrans"), Nora Transmission Company ("Nora"), Equitable Resources Marketing Company ("ERMCO"), Andex Energy, Inc. ("Andex"), Louisiana Intrastate Gas Company LLC ("LIG"), Equitable Storage Company ("Equitable Storage"), and Independent Energy Corporation ("IEC"). The Company and all such subsidiaries are referred to as the "Company and its Subsidiaries" or the "Companies." The Companies operate in the Appalachian area and, to a lesser extent, in the Rocky Mountain, Southwest, Louisiana and Gulf Coast offshore areas, the Canadian Rockies and have interests in Colombia, South America. The Companies engage primarily in the exploration for, development, production, purchase, transmission, storage, distribution and marketing of natural gas, the extraction of natural gas liquids, the exploration for, development, production and sale of oil, contract drilling, and the marketing of electricity and cogeneration development.

     (b) The Company's business is comprised of four business segments: exploration and production, energy marketing, natural gas distribution and natural gas transmission. Financial information by business segment is presented in Note N to the consolidated financial statements contained in Part II.

     (b) (1) and (2)  Not applicable.

     (c) (1) EXPLORATION AND PRODUCTION. Exploration and production activities are conducted by Equitable Resources Energy Company through its divisions, and Andex. Its activities are principally in the Appalachian area where it explores for, develops, produces and sells natural gas and oil, extracts and markets natural gas liquids and performs contract drilling and well maintenance services. The exploration and production segment also conducts operations in the Rocky Mountain area including the Canadian Rockies where it explores for, develops and produces oil, and to a lesser extent natural gas. In the Southwest and Gulf Coast offshore areas, this segment participates in exploration and development of gas and oil projects. The exploration and production segment also owns an interest in two natural gas liquids plants in Texas. Andex participates in ventures to explore for and develop oil in Colombia, South America.

     ENERGY MARKETING. Energy marketing activities are conducted by ERMCO and its subsidiaries, and IEC. Its activities include marketing of natural gas and electricity, extraction and sale of natural gas liquids, intrastate transportation, cogeneration development and central facility plant operations. ERMCO operates nationwide as a full-service natural gas marketing and supply company providing a full range of energy services, including monthly "spot" and longer-term contracts, peak shaving and transportation arrangements. In 1994, ERMCO was granted a Federal Energy Regulatory Commission (FERC) certificate for electricity wholesaling. In Louisiana, LIG provides intrastate transportation of gas and extracts and markets natural gas liquids and Equitable Storage provides underground gas storage services. IEC, which was acquired in July 1995, is engaged in the development, construction, operation and ownership of private power and cogeneration projects.

     NATURAL GAS DISTRIBUTION. Natural gas distribution activities comprise the operations of Equitable Gas Company, the Company's state-regulated local distribution company. Equitable Gas is regulated by state public utility commissions in Pennsylvania, West Virginia and Kentucky and is engaged in the purchase, distribution, marketing and transportation of natural gas. The territory served by Equitable Gas embraces principally the city of Pittsburgh and surrounding municipalities in southwestern Pennsylvania, a few municipalities in northern West Virginia and field line sales in eastern Kentucky. Natural gas distribution services are provided to more than 266,000 customers located mainly in the city of Pittsburgh and its environs. Residential and commercial sales volumes reflect annual variations which are primarily related to weather.

     NATURAL GAS TRANSMISSION. Natural gas transmission activities are conducted by three FERC-regulated gas pipelines: Kentucky West, Equitrans, and Nora.
Activities include gas transportation, gathering, storage, and marketing activities. Kentucky West is an open access natural gas pipeline company which provides transportation service to Equitable Gas, the exploration and production segment, and other industrial end-users. Marketed gas sales are to the exploration and production segment and nonaffiliated customers. Kentucky West's pipelines are not physically connected with those of Equitrans or Equitable Gas and deliveries are made to Columbia Gas Transmission Corporation, a nonaffiliate, which in turn delivers like quantities to Equitrans in West Virginia and Pennsylvania under a Transportation and Exchange Agreement. Equitrans has production, storage and transmission facilities in Pennsylvania and West Virginia. Equitrans provides transportation service for Equitable Gas Company and nonaffiliates including customers in off-system markets. Storage services are provided for Equitable Gas Company and nine nonaffiliated customers. Marketed gas sales are to Equitable Gas Company and nonaffiliated customers. Nora transports the exploration and production segment's gas produced in Virginia and Kentucky.

     (c) (1) (i) Operating revenues as a percentage of total operating revenues for each of the four business segments during the years 1993 through 1995 are as follows:

                                             1995      1994       1993
                                             ----      ----       ----
      Exploration and Production:
        Natural gas production                 6%         9%       10%
        Oil                                    2          2         3
        Natural gas liquids                    1          1         2
        Contract drilling                      1          1         1
        Other                                  3          -         1
                                             ---       ----       ---
          Total Exploration and Production    13         13        17
                                             ---       ----       ---
      Energy Marketing:
        Natural gas marketing                 53         51        45
        Natural gas liquids                    4          4         2
        Transportation                         1          1         1
                                             ---       ----       ---
          Total Energy Marketing              58         56        48
                                             ---       ----       ---
      Natural Gas Distribution:
        Residential                           19         19        23
        Commercial                             3          5         5
        Industrial and utility                 1          2         1
        Transportation                         2          2         2
                                             ---       ----       ---
          Total Natural Gas Distribution      25         28        31
                                             ---       ----       ---
      Natural Gas Transmission:
        Marketed gas                           1          1         1
        Transportation                         1          1         2
        Storage                                1          1         1
        Other                                  1          -         -
                                             ---       ----       ---
          Total Natural Gas Transmission       4          3         4
                                             ---       ----       ---
Total Revenues                               100%       100%      100%
                                             ===       ====       ===

      See Note N to the consolidated financial statements in Part II regarding financial information by business segment.

      (c) (1) (ii)Not applicable.

      (c) (1) (iii)     The following  pages (4, 5 and 6) summarize gas supply
and disposition, gas transportation, and sales of oil and natural gas liquids for the years 1993 through 1995.


ITEM 1.  BUSINESS (CONTINUED)

                                                                            1995

                                         Exploration       Energy       Natural Gas    Natural Gas     Intersegment
                                       and Production     Marketing    Distribution   Transmission     Eliminations     Consolidated


Gas Produced, Purchased and
Sold (MMcf):
  Produced                                  64,984                           140          2,560                             67,684
                                         ---------       --------        -------       --------         --------          --------
  Purchased:
    Other producers                                       463,551         41,926          8,036                            513,513
    Inter-segment purchases                  3,146         53,556         13,549                         (70,251)
                                         ---------       --------        -------       --------         --------          --------
      Total purchases                        3,146        517,107         55,475          8,036          (70,251)          513,513
                                         ---------       --------        -------       --------         --------          --------
        Total produced and purchased        68,130        517,107         55,615         10,596          (70,251)          581,197
  Deduct:
    Net increase (decrease) in gas
      in storage                                                          (1,395)          (276)                            (1,671)
    Extracted natural gas liquids
      (equivalent gas volumes)               1,871          6,540                                                            8,411
    System use and unaccounted for             557          1,650          5,031           (275)                             6,963
                                         ---------       --------        -------       ---------        --------          --------
          Total                             65,702        508,917         51,979         11,147          (70,251)          567,494
                                         =========       ========        =======       ========         ========          ========

Gas Sales (MMcf):
  Residential                                                             29,494                                            29,494
  Commercial                                                               4,494                                             4,494
  Industrial and Utility                                                  17,991                         (10,349)            7,642
  Production                                64,984                                                          (465)           64,519
  Marketing                                    718        508,917                        11,147          (59,437)          461,345
                                         ---------       --------        -------       --------         --------          --------
          Total                             65,702        508,917         51,979         11,147          (70,251)          567,494
                                         =========       ========        =======       ========         ========          ========

Natural Gas Transported (MMcf)                            122,405         16,103        119,090          (98,398)          159,200
                                                         ========        =======       ========         ========          ========

Oil Produced and Sold
(thousands of bls)                           1,932                                                                           1,932
                                         =========                                                                        ========

Natural Gas Liquids Sold
  (thousands of gallons)                    63,047        197,940                                                          260,987
                                         =========       ========                                                         ========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                         $9.048
  Commercial Gas Sales                                                     8.857
  Industrial and Utility Gas Sales                                         2.069
  Produced Natural Gas                     $1.587
  Marketed Natural Gas                      1.604          $1.623                        $2.001
  Oil (per barrel)                         16.435
  Natural Gas Liquids (per gallon)           .327            .268



ITEM 1.  BUSINESS (CONTINUED)

                                                                                        1994

                                         Exploration       Energy      Natural Gas     Natural Gas     Intersegment
                                       and Production     Marketing   Distribution    Transmission     Eliminations    Consolidated


Gas Produced, Purchased and
Sold (MMcf):
  Produced                                  62,507                           143          1,871                             64,521
                                         ---------       --------       --------       --------        ---------          --------
  Purchased:
    Other producers                                       389,710         45,632          7,263                            442,605
    Inter-segment purchases                  2,523         47,920         12,963            472          (63,878)
                                         ---------       --------       --------       --------        ---------          --------
      Total purchases                        2,523        437,630         58,595          7,735          (63,878)          442,605
                                         ---------       --------       --------       --------        ---------          --------
        Total produced and purchased        65,030        437,630         58,738          9,606          (63,878)          507,126
  Deduct:
    Net increase (decrease) in gas
      in storage                                                             241           (181)                                60
    Extracted natural gas liquids
      (equivalent gas volumes)               1,546          6,377                                                            7,923
    System use and unaccounted for             480          1,602          6,391            268                              8,741
                                         ---------       --------       --------       --------        ---------          --------
        Total                               63,004        429,651         52,106          9,519          (63,878)          490,402
                                         =========       ========       ========       ========        =========          ========

Gas Sales (MMcf):
  Residential                                                             29,570                                            29,570
  Commercial                                                               9,681                                             9,681
  Industrial and Utility                                                  12,855            388           (3,576)            9,667
  Production                                62,507                                                        (7,237)           55,270
  Marketing                                    497        429,651                         9,131          (53,065)          386,214
                                         ---------       --------       --------       --------        ---------          --------
          Total                             63,004        429,651         52,106          9,519          (63,878)          490,402
                                         =========       ========       ========       ========        =========          ========

Natural Gas Transported (MMcf)                            103,726          8,611        123,472         (100,472)          135,337
                                                         ========       ========       ========        =========          ========

Oil Produced and Sold
(thousands of bls)                           1,986                                                                           1,986
                                         =========                                                                        ========

Natural Gas Liquids Sold
  (thousands of gallons)                    51,032        194,493                                                          245,525
                                         =========       ========                                                         ========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                         $8.974
  Commercial Gas Sales                                                     6.916
  Industrial and Utility Gas Sales                                         2.478         $5.951
  Produced Natural Gas                   $  1.949
  Marketed Natural Gas                      1.873          $1.932                         2.327
  Oil (per barrel)                         14.723
  Natural Gas Liquids (per gallon)           .299            .263



ITEM 1.  BUSINESS (CONTINUED)

                                                                                        1993

                                        Exploration        Energy      Natural Gas     Natural Gas     Intersegment
                                      and Production      Marketing   Distribution    Transmission     Eliminations    Consolidated


Gas Produced, Purchased and
Sold (MMcf):
  Produced                                  53,550                           144          1,828                             55,522
                                         ---------       --------       --------         ------         --------          --------
  Purchased:
    Other producers                                       221,948         21,583         30,287                            273,818
    Inter-segment purchases                  3,598         35,531         24,773          6,227          (70,129)
                                         ---------       --------        -------         ------         --------          --------
      Total purchases                        3,598        257,479         46,356         36,514          (70,129)          273,818
                                         ---------       --------        -------         ------         --------          --------
        Total produced and purchased        57,148        257,479         46,500         38,342          (70,129)          329,340
  Deduct:
    Net increase (decrease) in
      gas in storage                                                       3,904          2,300                              6,204
    Extracted natural gas liquids
      (equivalent gas volumes)               3,005          3,162                                                            6,167
    System use and unaccounted for             294            801          2,614          5,645                              9,354
                                         ---------       --------        -------         ------         --------          --------
          Total                             53,849        253,516         39,982         30,397          (70,129)          307,615
                                         =========       ========        =======         ======         ========          ========

Gas Sales (MMcf):
  Residential                                                             29,980                                            29,980
  Commercial                                                               8,235                                             8,235
  Industrial and Utility                                                   1,767         25,387          (23,872)            3,282
  Production                                53,550                                                        (3,719)           49,831
  Marketing                                    299        253,516                         4,052          (41,580)          216,287
                                         ---------       --------        -------         ------         --------          --------
        Total gas sales                     53,849        253,516         39,982         29,439          (69,171)          307,615
  Processed gas extracted                                                                   958             (958)
                                         ---------       --------        -------         ------         --------          --------
          Total                             53,849        253,516         39,982         30,397          (70,129)          307,615
                                         =========       ========        =======         ======         ========          ========

Natural Gas Transported (MMcf)                             50,659         10,986         88,550          (67,892)           82,303
                                                         ========        =======         ======         ========          ========

Oil Produced and Sold
(thousands of bls)                           2,112                                                                           2,112
                                         =========                                                                        ========

Natural Gas Liquids Sold
  (thousands of gallons)                    60,973        101,218                                                          162,191
                                         =========       ========                                                         ========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                         $8.247
  Commercial Gas Sales                                                     7.171
  Industrial and Utility Gas Sales                                         4.537         $4.237
  Produced Natural Gas                   $  2.236
  Marketed Natural Gas                      2.659          $2.231                         2.517
  Oil (per barrel)                         16.182
  Natural Gas Liquids (per gallon)           .321            .272


     During 1995, a total of 581,197 MMcf of gas was produced and purchased by the Companies compared with 507,126 MMcf in 1994. The increase reflects greater marketing activity and increased production.

     GAS PURCHASES. Total purchases in 1995 amounted to 513,513 MMcf, of which 461,345 MMcf was applicable to marketing operations and 52,168 MMcf was for system supply, compared with 386,214 MMcf for marketing operations and 56,391 MMcf for system supply in 1994. Through gas purchase contracts for system supply, the Company controls proved reserves on acreage developed by independent producers. The majority of these contracts cover the productive lives of the wells.

     NATURAL GAS AND OIL PRODUCTION. Natural gas production by the exploration and production segment in 1995 of 64,984 MMcf increased 2,477 MMcf over the 1994 total of 62,507 MMcf. Other production by transmission and distribution segments in 1995 was 2,700 MMcf compared with the 1994 total of 2,014 MMcf.

     Production of crude oil in 1995 was 1,932,000 barrels, compared with 1,986,000 barrels in 1994.

     In 1995, the Company drilled 70 gross wells (46.1 net wells). The primary focus of drilling activity was in Virginia for gas and coalbed methane and in the Rockies for oil.

     The Company has been able to develop gas reserves at costs which make it very competitive in marketing its gas to pipeline and commercial buyers. As a result, even in periods of surplus gas supply, the Company has been able to sell all gas production at a profit.

     NATURAL GAS AND OIL RESERVES. The Company's estimate of proved developed and undeveloped gas reserves for the exploration and production segment comprised 845.8 Bcf as of December 31, 1995. These reserves included 739.2 Bcf of proved developed reserves. The Company's oil reserves at December 31, 1995 consisted of 18.2 million barrels of proved developed and undeveloped reserves; proved developed oil reserves amounted to 16.8 million barrels. Of the total reserves, 79 percent is in the Appalachian area, 19 percent in the Rockies and 2 percent in the Gulf. See Note T to the consolidated financial statements in Part II for details of gas and oil producing activities.

     STORAGE. Net storage withdrawals for system use during the 1994-95 heating season were 5.9 Bcf, compared with 7.1 Bcf the previous heating season. Net withdrawals for storage service customers of 12.1 Bcf were made during the 1994-95 heating season compared with 14.1 Bcf the previous heating season.

     SUPPLY OUTLOOK. The Company's near-term gas supply for distribution operations is excellent. The long-range gas supply outlook also is very favorable. Annual gas supply is forecasted to exceed demand at least for the next decade.

     The energy marketing segment has also been in a favorable supply position and reserves for the exploration and production segment have continued to increase. However, the rate of purchase of future supplies or development of reserves will depend largely on energy prices.

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

     The exploration and production and energy marketing segments' revenues are not subject to seasonal variation to the same degree as natural gas distribution revenues. However, they are subject to price fluctuations, particularly during the summer months.

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

     (c) (1) (xi)  Not material.

     (c) (1) (xii) The Company and its Subsidiaries are subject to federal, state and local environmental laws and regulations. Principal concerns are with respect to oil and thermal pollution of waterways, storage and disposal of hazardous wastes and liquids, and erosion and sedimentation control in pipeline construction work. For further discussion of environmental matters, see
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note R to the consolidated financial statements in Part II.

     (c) (1) (xiii)     The Companies  had 2,054 regular  employees at the end
of 1995.

     (d)  Not material.

ITEM 2.  PROPERTIES

     Principal facilities are owned by the Company's business segments with the exception of several office locations and warehouse buildings. The terms of the leases on these facilities expire at various times from 1996 through 2014. All leases contain adequate renewal options for various periods. A minor portion of equipment is also leased. With few exceptions, transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

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

     ENERGY MARKETING. This segment owns an intrastate pipeline system and four hydrocarbon extraction plants in Louisiana. It also has completed construction of a high-deliverability gas storage facility in Louisiana and a 15-mile interchange system that interconnects the storage facility to LIG.

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

     This business segment owns or controls acreage of proved developed and undeveloped gas and oil lands located principally in the Appalachian area and, to a lesser extent, in the Rocky Mountain area including the Canadian Rockies, the Southwest and Gulf Coast offshore areas and in Colombia, South America. The acquisition of Canadian properties in 1993 is described in Note Q to the consolidated financial statements contained in Part II. Information relating to Company estimates of natural gas and oil reserves and future net cash flows is summarized in Note T to the consolidated financial statements in Part II.

     No report has been filed with any Federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

     Gas and Oil Production (Exploration and Production):

                                               1995      1994      1993
                                              ------    ------    -----

      Gas - MMcf                               64,984    62,507   53,550
      Oil - Thousands of Barrels                1,932     1,986    2,112

      Natural Gas:
       Average field sales price of natural gas produced during 1995, 1994 and 1993 was $1.59, $1.95 and $2.24 per Mcf, respectively.
      Average  production  cost (lifting cost) of natural gas during 1995,  1994 and 1993 was $.389, $.424 and $.458 per Mcf, respectively.

      Oil:
       Average sales price of oil produced during 1995, 1994 and 1993 was $16.44,$14.72 and $16.18 per barrel, respectively. Average production cost (lifting cost) of oil during 1995, 1994 and 1993 was $3.30, $3.73 and $4.30 per barrel, respectively.

                                                         Gas            Oil

      Total productive wells at December 31, 1995:
       Total gross productive wells                      4,359          677
       Total net productive wells                        3,901          433
      Total acreage at December 31, 1995:
       Total gross productive acres                           604,000
       Total net productive acres                             504,000
       Total gross undeveloped acres                        2,680,000
       Total net undeveloped acres                          1,903,000

      Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:

                                                 1995     1994     1993
                                                ------   ------   -----

      Exploratory wells:
       Productive                                 1.6      7.0     12.0
       Dry                                        2.8      5.7      6.7
      Development wells:
       Productive                                39.1    126.9    123.4
       Dry                                        2.6      5.3     10.6

      As of December 31, 1995, the Company had 1 gross well (.06 net wells) in the process of being drilled.

ITEM 3.  LEGAL PROCEEDINGS

      LIG is a party to certain claims involving its gas purchase contracts, including take-or-pay liabilities. As more fully described in Note Q to the consolidated financial statements in Part II, the seller, and/or the previous owner of LIG, have provided indemnifications for the Company.

      There are no other material pending legal proceedings, other than those which are adequately covered by insurance, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(b)  Identification of executive officers

-------------------------- ------------------------ ===========================

      Name and Age                  Title              Business Experience
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================

Frederick H. Abrew (58)    President   and   Chief  First  elected  to present
                           Executive Officer        position  January 1, 1995;
                                                    President      and     Chief
                                                    Operating    Officer    from
                                                    December 17, 1993; Executive
                                                    Vice   President  and  Chief
                                                    Operating  Officer from June
                                                    1,  1992;   Executive   Vice
                                                    President from June 1, 1991;
                                                    Executive  Vice  President -
                                                    Utility  Services  from June
                                                    1, 1988.
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================

A. Mark Abramovic (47)     Vice    President   and  First  elected  to present
                           Chief Financial Officer  position    November    1,
                                                    1994;     Vice     President
                                                    Corporate  Development  from
                                                    June 1, 1994;  Assistant  to
                                                    the President  from November
                                                    1993; Vice President Finance
                                                    and Chief Financial  Officer
                                                    of  Connecticut  Natural Gas
                                                    Corporation,  Hartford,  CT,
                                                    from  January   1991;   Vice
                                                    President  - Finance  of the
                                                    Peoples Natural Gas Company,
                                                    Pittsburgh,     PA,     from
                                                    September 1986.
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================

Robert E. Daley (56)       Vice    President   and  First  elected to position
                           Treasurer (Retired       May 22, 1986.
                           11/30/95)
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================

Dan C. Eaton (47)          Vice     President    -  First  elected  to present
                           Strategic and            position   May 26,   1995;
                           Financial Planning       Director     -     Finance
                                                    Analysis,     H.J.    Heinz,
                                                    Pittsburgh,  PA,  from April
                                                    1994;   Vice   President   -
                                                    Finance  of Weight  Watchers
                                                    Foods, Pittsburgh,  PA, from
                                                    August 1992;  Vice President
                                                    -  Finance  of Heinz  Canada
                                                    LTD, Toronto,  Canada,  from
                                                    June 1991;  Vice President -
                                                    Finance of the Hubinger Co.,
                                                    Keokuk, IA, from May 1990 (a
                                                    subsidiary of H.J. Heinz).
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================

Joseph L.Giebel  (65)      Vice  President  -       First elected to position
                           Accounting  and          February  1,  1991;  Vice
                           Administration           President - Accounting
                          (Retired 6/30/95)         from May 1, 1981.

-------------------------- ------------------------ ===========================

-------------------------- ------------------------ ===========================
      Name and Age                  Title              Business Experience
-------------------------- ------------------------ ===========================
John C. Gongas, Jr. (51)   Vice     President    -  First  elected  to present
                           Corporate Operations     position   May 26,   1995;
                                                    Vice   President  -  Utility
                                                    Group from  January 1, 1994;
                                                    Vice    President    Utility
                                                    Services  from June 1, 1992;
                                                    President  of Kentucky  West
                                                    Virginia  Gas Company  since
                                                    April 20, 1992; President of
                                                    Equitrans,     Inc.,    from
                                                    February 26, 1988.
-------------------------- ------------------------ ===========================
Augustine A. Mazzei, Jr.   Senior  Vice  President  First  elected  to present
(59)                       and Chief Legal Officer  position   May 26,   1995;
                                                    Senior Vice  President and
                                                    General    Counsel    from
                                                    June 1, 1988.
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================
Audrey C. Moeller (60)     Vice  President  and     First elected to present
                           Corporate Secretary      position May 22, 1986.
-------------------------- ------------------------ ===========================
-------------------------- ------------------------ ===========================
Richard Riazzi (41)        Vice President -         First  elected to position
                           Corporate Marketing      May 26,     1995;     Vice
                           (Resigned 12/31/95)      President  - Energy  Group
                                                    from   January   1,  1994;
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
                                                    Equitable        Resources
                                                    Marketing   Company   from
                                                    February 27, 1989.
-------------------------- ------------------------ ===========================
 ------------------------- ------------------------ ===========================
 Gregory R. Spencer (47)   Vice  President - Human  First  elected  to present
                           Resources  and           position   May 26,   1995;
                           Administration           Vice   President  -  Human
                                                    Resources  from  October 10,
                                                    1994;  Vice   President  of
                                                    Human   Resources
                                                    Administration  of AMSCO
                                                    International,  Inc.,
                                                    Pittsburgh,  PA,  from  May
                                                    1993  (integrated
                                                    manufacturer of
                                                    sterilization   and
                                                    decontamination  equipment
                                                    for  health  care  and
                                                    scientific    customers);
                                                    General   Manager   -  Human
                                                    Resources   of  U.S.   Steel
                                                    Group  of  USX  Corporation,
                                                    Pittsburgh, PA, from October
                                                    1991;   Director  Personnel,
                                                    U.S.   Steel  Group  of  USX
                                                    Corporation, Pittsburgh, PA,
                                                    from July 1987.
 ------------------------- ------------------------ ===========================
 ------------------------- ------------------------ ===========================
 Jeffrey C. Swoveland      Treasurer                First  elected  to present
 (40)                                               position December   15,
                                                    1995;   Director   of
                                                    Alternative   Finance   from
                                                    September  27,  1994;   Vice
                                                    President - Global Corporate
                                                    Banking   of  Mellon   Bank,
                                                    Pittsburgh,  PA,  from  June
                                                    1993;  Assistant  Vice
                                                    President - Global Corporate
                                                    Banking   of  Mellon   Bank,
                                                    Pittsburgh,  PA,  from June,
                                                    1989.
 ------------------------- ------------------------ ===========================
===============================================================================
Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified. Except as indicated, the officers listed above were elected on May 26, 1995.
===============================================================================

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal and the dividends declared and paid per share are summarized as follows:

                            1995                             1994
                  ------------------------         -------------------------
                   High      Low   Dividend         High      Low   Dividend

  1st Quarter     29 5/8   26 7/8   $.295          38 3/4    34      $.285
  2nd Quarter     31 1/4   27 5/8    .295*         37        32 1/4   .285*
  3rd Quarter     30 3/4   25 7/8    .295          35 5/8    29       .285
  4th Quarter     31 3/8   28 3/4    .295          31 1/8    25 1/2   .295

* Actually declared near the end of the preceding quarter.

      (b) As of December 31, 1995, there were 8,338 shareholders of record of the Company's common stock.

      (c)(1) The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $369,357,000 of the Company's consolidated retained earnings at December 31, 1995, was available for declarations or payments of dividends on, or purchases of, its common stock.

      (c)(2) The Company anticipates dividends will continue to be paid on a regular quarterly basis.

===============================================================================
ITEM 6.  SELECTED FINANCIAL DATA
===============================================================================

                     1995          1994         1993        1992        1991
                              (Thousands Except Per Share Amounts)

Operating
revenues         $1,425,990     $1,397,280  $1,094,794  $  812,374  $  679,631
                  ==========    ==========  ==========  ==========  ==========

Net income       $    1,548(a)  $   60,729   $  73,455   $  60,026   $  64,168
                    ==========  ==========   =========   =========   =========

Earnings per
share of
common stock           $.04          $1.76       $2.27       $1.92       $2.05
                       ====          =====       =====       =====       =====

Total assets     $1,961,808     $2,019,122  $1,946,907  $1,468,424  $1,440,593

Long-term debt   $  415,527     $  398,282  $  378,845  $  346,693  $  346,818

Cash dividends
paid per share
of common stock       $1.18          $1.15       $1.10       $1.04       $1.00

(a) Includes charge for impairment of assets and nonrecurring gains. See Notes B, C and D to the consolidated financial statements.

===============================================================================
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

OVERVIEW

     Equitable's consolidated net income for 1995 was $1.5 million or $.04 per share, compared with $60.7 million or $1.76 per share for 1994, and $73.5 million or $2.27 per share for 1993. Earnings for 1995 include an after-tax charge of $74.2 million or $2.12 per share due to the recognition of impairment of assets of $121.1 million pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", as more fully described in Note B to the consolidated financial statements. The results for 1995 also include a nonrecurring after-tax gain of $29.1 million or $.83 per share related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs as described in Notes D and C, respectively, to the consolidated financial statements.

     The decrease in earnings for 1995 compared to 1994, excluding the charge for impairment of assets and the effect of the settlements, is due primarily to a 19 percent decline in the average wellhead price for produced natural gas, increased operating expenses and higher interest costs. The decrease in earnings for 1994 compared to 1993 is due to a 13% decline in average wellhead prices for natural gas, increased operating and interest expense, and lower margins from the Company's Louisiana Intrastate Gas subsidiary, partially offset by a 17% increase in natural gas production.

RESULTS OF OPERATIONS

     This discussion supplements the detailed financial information by business segment presented in Note N to the consolidated financial statements.

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived primarily from the sale of produced natural gas, oil and natural gas liquids and from contract drilling, were $234.9 million in 1995 compared with $195.8 million in 1994 and $202.4 million in 1993. The 1995 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement, and $11.0 million of additional revenue from direct bill settlements as described in Notes D and C, respectively, to the consolidated financial statements. The decrease in revenues for 1995 compared to 1994, excluding the nonrecurring amounts, is due primarily to a 19 percent decline in average wellhead prices for natural gas which was partially offset by increased production of natural gas, higher oil prices and increased production and prices for natural gas liquids. The decrease in revenues for 1994 compared to 1993 is due primarily to lower wellhead prices for natural gas and oil, and lower selling prices and production of natural gas liquids which were partially offset by increased gas production.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION                   1995         1994          1993

OPERATING REVENUES (THOUSANDS):
   Natural Gas.........................  $  103,113   $  121,810    $  119,746
   Oil.................................      31,753       29,239        34,176
   Natural Gas Liquids.................      20,601       15,244        19,545
   Contract Drilling...................      14,324       15,427        14,611
   Direct Billing Settlements..........      32,582        7,815         7,815
   Other...............................      32,492        6,260         6,529
                                         ----------   ----------    ----------
     Total Revenues....................  $  234,865   $  195,795    $  202,422
                                         ==========   ==========    ==========

SALES QUANTITIES:
   Natural Gas (MMcf)..................      64,984       62,507        53,550
   Oil (MBls)..........................       1,932        1,986         2,112
   Natural Gas Liquids
    (thousands of gallons).............      63,047      51,032         60,973

      Gas purchased amounted to $10.9 million in 1995 compared with $10.6 million in 1994 and $17.0 million in 1993. The increase in gas purchased for 1995 compared to 1994 is due to higher requirements, reflecting increased production of natural gas liquids, offset by lower prices. The decrease in gas purchased for 1994 compared to 1993 is due to the lower requirements attributed to decreased production of natural gas liquids.

      Other operating expenses were $237.8 million in 1995, $154.4 million in 1994, and $142.9 million in 1993. Other operating expenses for 1995 include a charge of $73.9 million for impairment of assets. The increase in other operating expenses for 1995 compared to 1994, excluding the charge, and the increase for 1994 compared to 1993 is due to increased depreciation and depletion reflecting higher production.

      Operating results were a loss of $13.8 million in 1995, income of $30.8 million in 1994, and income of $42.5 million in 1993. The decrease in operating income for 1995 compared to 1994, excluding the effect of nonrecurring items, reflects lower wellhead prices for natural gas which was partially offset by increased production of natural gas, higher oil prices and increased prices and production of natural gas liquids. The decrease in operating income for 1994 compared to 1993 reflects lower wellhead prices for natural gas and oil, and lower selling prices and production of natural gas liquids which were partially offset by increased gas production.

      Average wellhead natural gas prices for 1995 decreased 19% from the 1994 level while prices for oil and natural gas liquids increased over the 1994 average prices. Natural gas production increased to a record level in 1995 reflecting the on-going development of Appalachian properties, which are the foundation of the segment's activities, as well as a 45% increase in production from the offshore Gulf Coast area.

      The 1996 capital expenditure program of $63.8 million for exploration and production includes $15.2 million for development of Appalachian holdings, $17.8 million for the Rocky Mountain area, $29.2 million for offshore drilling in the Gulf of Mexico, and $1.6 million for exploration in South America. Market and price trends will continue to be the principal factors for the economic justification of drilling investments under the 1996 program.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENERGY MARKETING

      Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $889.3 million in 1995 compared with $890.8 million in 1994 and $599.6 million in 1993. Operating revenues for 1995 compared to 1994 remained substantially the same. A 16% decrease in the average price of marketed gas was offset by an increase in marketed gas volumes and higher production and prices for natural gas liquids. The increase in revenues for 1994 compared to 1993 is attributed primarily to the acquisition of Louisiana Intrastate Gas Company (LIG) on June 30, 1993, as more fully described in Note Q to the consolidated financial statements.

ENERGY MARKETING                             1995         1994          1993

OPERATING REVENUES (THOUSANDS):
   Natural Gas Marketing...............  $  826,143   $  830,082   $  565,605
   Natural Gas Liquids.................      53,019       51,113       27,576
   Transportation......................       9,405        9,266        6,247
   Other...............................         736          317          196
                                         ----------   ----------   ----------
     Total Revenues....................  $  889,303   $  890,778   $  599,624
                                         ==========   ==========   ==========

SALES QUANTITIES:
   Marketed Natural Gas (MMcf).........     508,917      429,651      253,516
   Natural Gas Liquids
     (thousands of gallons)............     197,940      194,493      101,218

      Gas purchased amounted to $854.4 million in 1995 compared with $857.4 million in 1994 and $575.7 million in 1993. The decrease in purchased gas for 1995 compared to 1994 reflects lower prices for purchased gas partially offset by higher volumes of marketed gas and requirements for the higher production of natural gas liquids. The increased cost for 1994 compared to 1993 reflects the increase in volume of marketed natural gas and higher requirements for liquids production.

      Other operating expenses were $53.7 million in 1995, $29.3 million in 1994, and $12.2 million in 1993. Other operating expenses for 1995 include a charge of $21.2 million for impairment of assets. The increase in other operating expenses for 1995 compared to 1994, excluding the charge, reflects marketing operations in Canada which began in October 1994 and marketing and administrative expenses in 1995 associated with the gas storage service that began in early 1996. The increase for 1994 compared to 1993 reflects the acquisition of LIG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Operating results for 1995 were a loss of $18.8 million in 1995, income of $4.1 million in 1994, and income of $11.7 million in 1993. The decrease in operating income for 1995 compared to 1994, excluding the charge for impairment of assets, is due to lower margins for marketed gas sales, partially offset by higher prices and production of natural gas liquids. The decrease in operating income for 1994 compared to 1993 reflects lower prices for natural gas liquids.

      The 1996 capital expenditure program of $30.7 million for marketing operations includes $3.2 million for completion of the gas storage system, $4.5 million for improvement of LIG's pipeline and gathering system, and $23.0 million for development of new business.

NATURAL GAS DISTRIBUTION

      Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state-regulated rates, were $381.1 million in 1995 compared with $390.5 million in 1994 and $335.1 million in 1993. The decrease in revenues for 1995 compared to 1994 is due to the effect of commercial customers switching from gas sales to transportation service and a change in the mix of industrial and utility gas sales. The increase in revenues for 1994 compared to 1993 is due primarily to higher retail rates to pass through increased purchased gas costs to customers, increased sales to utilities, and increased commercial and industrial sales reflecting some transportation customers switching service.

NATURAL GAS DISTRIBUTION                     1995         1994          1993

OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales..............    $ 266,855    $  265,356   $  247,238
   Commercial Gas Sales...............       39,804        66,956       59,057
   Industrial and Utility Gas Sales...       37,228        31,853        8,017
   Transportation Service.............       31,730        21,750       16,526
   Other..............................        5,433         4,560        4,311
                                          ---------    ----------   ----------
     Total Revenues...................    $ 381,050    $  390,475   $  335,149
                                          =========    ==========   ==========

SALES QUANTITIES (MMCF):
   Residential Gas Sales..............       29,494        29,570       29,980
   Commercial Gas Sales...............        4,494         9,681        8,235
   Industrial and Utility Gas Sales...       17,991        12,855        1,767
   Transportation Deliveries..........       16,103         8,611       10,986
   Heating Degree Days
     (Normal - 5,968) ................        5,748        5,607         5,628

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NATURAL GAS DISTRIBUTION (CONTINUED)

      Gas purchased amounted to $221.7 million in 1995, $232.9 million in 1994, and $182.8 million in 1993. The decrease in gas costs for 1995 compared to 1994 is due to the effect of commercial customers switching from gas sales to transportation service, partially offset by the pass-through of higher costs in rates to retail customers. The increase in gas costs for 1994 compared to 1993 reflects the pass-through of higher costs in rates to retail customers and the increase in sales to commercial, industrial, and utility customers.

      Other operating expenses amounted to $135.9 million in 1995, $114.4 million in 1994, and $106.6 million in 1993. Other operating expenses for 1995 include a charge of $20.8 million for impairment of assets. Other operating expenses for 1995 compared to 1994, excluding the charge, remained substantially the same. The increase in 1994 compared to 1993 is due principally to increased labor, sales and marketing, distribution, and uncollectible account expenses.

      Operating income was $23.5 million in 1995 compared with $43.2 million in 1994 and $45.7 million in 1993. Operating income for 1995 compared to 1994, excluding the charge for impairment of assets, remained substantially the same. The decrease in operating income in 1994 compared to 1993 is due primarily to increased operating expenses, which more than offset the higher margins being realized.

      The operating results of the distribution operations continue to be impacted by the effects of weather on gas sales, primarily to residential customers. However, increased sales to utility customers and the continuing expansion of new gas-using technologies such as cogeneration, natural gas vehicles, and natural gas-fired cooling have served to retain system throughput.

      The 1996 capital expenditure program of $24.6 million for distribution operations includes $18.7 million for the distribution system and $5.9 million for other items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NATURAL GAS TRANSMISSION

      Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $118.9 million in 1995 compared with $116.8 million in 1994 and $188.9 million in 1993. Operating revenues for 1995 include $4.8 million related to the Columbia bankruptcy settlement, as described in Note D to the consolidated financial statements. The decrease in revenues for 1995 compared to 1994, excluding the effect of the settlement, is due primarily to lower selling prices for marketed natural gas. The decrease in revenues between 1994 and 1993 reflects the impact of FERC Order 636 restructuring which took effect in the middle of 1993.

NATURAL GAS TRANSMISSION                     1995         1994          1993

OPERATING REVENUES (THOUSANDS):
   Industrial and Utility Gas Sales....   $    1,451   $    2,309   $  114,867
   Marketed Gas Sales..................       22,308       21,244       10,200
   Transportation Service..............       67,966       69,958       47,534
   Storage Service.....................       15,909       16,993       10,014
   Other...............................       11,227        6,265        6,267
                                          ----------   ----------   ----------
     Total Revenues....................   $  118,861   $  116,769   $  188,882
                                          ==========   ==========   ==========

SALES QUANTITIES (MMCF):
   Industrial and Utility Gas Sales....            -          388       26,345
   Marketed Gas Sales..................       11,147        9,131        4,052
   Transportation Deliveries...........      119,090      123,472       88,550

      Gas purchased amounted to $17.4 million in 1995, $18.2 million in 1994, and $95.9 million in 1993. The decrease in gas purchased for 1995 compared to 1994 reflects lower prices for marketed gas. The decrease in gas costs between 1994 and 1993 reflects the elimination of pipeline gas sales pursuant to FERC Order 636 restructuring.

      Other operating expenses amounted to $70.6 million in 1995, $66.4 million in 1994, and $62.3 million in 1993. Other operating expenses for 1995 include a charge of $5.2 million for impairment of assets. Other operating expenses for 1995 compared to 1994, excluding the charge, remained substantially the same. The increase in expenses between 1994 and 1993 is due primarily to provisions for possible refunds to customers.

      Operating income was $30.9 million in 1995 compared with $32.2 million in 1994 and $30.7 million in 1993. Operating income of $33.0 million for 1995,
excluding the effect of the Columbia    settlement  and the charge for
impairment of assets, remained substantially the same as 1994. The increase in operating income between 1994 and 1993 is due primarily to the restructuring of tariff rates pursuant to FERC Order 636 whereby all fixed costs are now recovered in the demand portion of pipeline rates.

      The 1996 capital expenditure program of $10.4 million for transmission operations includes $6.6 million for maintaining and expanding the transmission system, $1.5 million for expansion of gas storage facilities, and $2.3 million for other items.

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

INVESTING ACTIVITIES

      The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution and transmission plant and continuing development and expansion of its resource production activities. Such expenditures during 1995 were $118.1 million. A total of $129.5 million has been authorized for the 1996 capital expenditure program.

      Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1996 capital expenditures with cash generated from operations and temporarily with short-term loans.

      Capital expenditures, including acquisitions, totaled about $939 million during the five-year period ended December 31, 1995, of which 61 percent was financed from operations.

FINANCING ACTIVITIES

      The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans ranged from 5.44 percent to 6.75 percent during 1995. At December 31, 1995, $135.0 million of commercial paper was outstanding at an average interest rate of 5.68 percent. In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Adequate credit is expected to continue to be available in the future.

      In October 1995, the Company sold most of its gas and oil properties in the northern Appalachian basin areas of New York, Pennsylvania and West Virginia. The properties comprised less than four percent of the exploration and production segment's total gas and oil production reserves. The Company previously operated the majority of these properties, with its working interest averaging approximately 25 percent. Proceeds from the sale were approximately $17.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING ACTIVITIES (CONTINUED)

      In November 1995, the Company sold an interest in its Appalachian gas properties which produce nonconventional fuels. The Company will retain an interest in the properties that will increase based on performance. Proceeds to the Company were $133.5 million.

      In November 1995, the Company received $45.0 million in Columbia's bankruptcy settlement related to various claims the Company had against Columbia for abrogation of contracts to purchase gas from the Company, collection of FERC Order 636 transition costs and the direct billing settlements.

      The after-tax proceeds received from the sale of properties and the Columbia bankruptcy settlement described above were used to repay short-term debt.

      The Company intends to file a shelf registration with the Securities and Exchange Commission in April 1996 to issue $250 million of long-term debt. The proceeds from issuance of this debt is expected to be used to retire the 8 1/4% Debentures and provide funds for the possible tender or defeasance of the 9.9% Debentures.

FEDERAL INCOME TAX PROVISIONS

      Cash flow has been affected by the Alternative Minimum Tax (AMT) since 1988. Despite the availability of nonconventional fuels tax credit, the Company has incurred an AMT liability in each of the years 1988 through 1995. Although AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they reduce cash generated from operations. At December 31, 1995, the Company has available $74.8 million of AMT credit carryforwards. The impact of AMT on future cash flow will depend on the level of taxable income. AMT is not expected to affect the Company's ability to finance future capital requirements.

      Under current law, wells drilled after 1992 do not qualify for the nonconventional fuels tax credit. While production from qualified wells drilled in the Appalachian area will generate tax credits through the year 2002, it is anticipated that the amount of such credits will decline as the related reserves are depleted. The credits recorded in 1995, 1994, and 1993 reduced the Company's federal income tax provisions by $13.1 million, $16.4 million, and $20.6 million, respectively. The sale of an interest in properties producing nonconventional fuels, as described above, will significantly reduce the generation of credits in the future. Therefore, the Company expects accelerated utilization of AMT credit carryforwards.

ENVIRONMENTAL MATTERS

      Management does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations. The Company has identified situations that require remedial action for which $2.7 million is accrued at December 31, 1995. Environmental matters are described in Note R to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BALANCE SHEET CHANGES

      The increase in accounts receivable is due to the higher sales of marketed and produced gas. The increase in other assets is due primarily to the approval for accelerated collection of gas costs as described in Note C to the consolidated financial statements. The increase in accounts payable reflects higher gas purchased for marketing. The decrease in deferred income taxes is due primarily to the recognition of the impairment of assets as described in Note B to the consolidated financial statements. The change in deferred revenues is described in Note P to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 PAGE REFERENCE

Report of Independent Auditors                                         26

Statements of Consolidated Income
  for each of the three years in
  the period ended December 31, 1995                                   27

Statements of Consolidated Cash Flows
  for each of the three years in the
  period ended December 31, 1995                                       28

Consolidated Balance Sheets
  December 31, 1995 and 1994                                         29 & 30

Statements of Common Stockholders'
  Equity for each of the three
  years in the period ended
  December 31, 1995                                                    31

Long-term Debt, December 31,
  1995 and 1994                                                        32

Notes to Consolidated Financial
  Statements                                                         33 - 54

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Equitable Resources, Inc.

     We have audited the accompanying consolidated balance sheets and statements of long-term debt of Equitable Resources, Inc., and Subsidiaries at December 31, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc., and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             s/ Ernst & Young LLP
                                                Ernst & Young LLP



Pittsburgh, Pennsylvania
February 13, 1996


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                     1995             1994              1993
                                                ------------------------------------------------
                                                       (Thousands Except Per Share Amounts)

Operating Revenues                              $     1,425,990  $    1,397,280   $    1,094,794
Cost of Energy Purchased                                911,357         926,905          644,157
                                                ---------------  --------------   --------------
   Net operating revenues                               514,633         470,375          450,637
                                                ---------------  --------------   --------------

Operating Expenses:
   Operation                                            198,502         192,799          174,420
   Maintenance                                           26,635          31,737           29,024
   Depreciation and depletion                           104,625          93,347           76,894
   Impairment of assets                                 121,081               -                -
   Taxes other than income                               41,838          42,244           39,802
                                                ---------------  --------------   --------------
     Total operating expenses                           492,681         360,127          320,140
                                                ---------------  --------------   --------------

Operating Income                                         21,952         110,248          130,497

Other Income                                                387           3,163            1,706
Interest Charges                                         50,098          43,905           38,728
                                                ---------------  --------------   --------------

Income (Loss) Before Income Taxes                       (27,759)         69,506           93,475

Income Taxes (Benefits)                                 (29,307)          8,777           20,020
                                                ---------------- --------------   --------------

Net Income                                      $         1,548  $       60,729   $       73,455
                                                ===============  ==============   ==============

Average Common Shares Outstanding                        34,793          34,509           32,359
                                                ===============  ==============   ==============

Earnings Per Share of Common Stock              $           .04  $         1.76   $         2.27
                                                ===============  ==============   ==============

                        See notes to consolidated financial statements
                                  Pages 33 to 54, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995         1994         1993
                                                               -----------   ----------   ----------
                                                                             (Thousands)

Cash Flows from Operating Activities:
  Net income                                                    $    1,548   $   60,729   $   73,455
                                                                ----------   ----------   ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Impairment of assets                                           121,081            -            -
    Depreciation and depletion                                     104,625       93,347       76,894
    Deferred income taxes (benefits)                               (74,348)      (5,059)         756
    Other - net                                                       (767)       1,566        1,319
    Changes in other assets and liabilities:
       Accounts receivable and unbilled revenues                   (74,275)         723      (22,352)
       Gas stored underground                                        5,179        2,958       (5,076)
       Material and supplies                                           154         (615)        (709)
       Deferred purchased gas cost                                  14,730       (7,742)     (14,024)
       Regulatory assets                                             1,810       (1,363)     (18,657)
       Accounts payable                                             58,791      (20,414)      18,747
       Accrued taxes                                                (1,481)       4,230        1,024
       Refunds due customers                                        (6,252)       8,049        2,537
       Deferred revenue                                            129,874            -            -
       Other - net                                                    (867)      (1,274)      (4,588)
                                                                ----------   ----------   ----------
        Total adjustments                                          278,254       74,406       35,871
                                                                ----------   ----------   ----------
          Net cash provided by operating activities                279,802      135,135      109,326
                                                                ----------   ----------   ----------

Cash Flows from Investing Activities:
       Capital expenditures                                       (118,112)    (146,174)    (339,411)
       Proceeds from sale of property                               24,610        1,195        1,270
                                                                ----------   ----------   ----------
          Net cash used in investing activities                    (93,502)    (144,979)    (338,141)
                                                                ----------   ----------   ----------
Cash Flows from Financing Activities:
       Issuance of common stock                                      2,756        1,791      112,412
       Purchase of treasury stock                                     (240)        (395)         (28)
       Dividends paid                                              (41,098)     (39,686)     (35,279)
       Proceeds from issuance of long-term debt                     17,836       43,083       31,702
       Repayments and retirements of long-term debt                (24,500)      (1,971)     (16,445)
       Increase (decrease) in short-term loans                    (134,300)      15,400      139,900
                                                                  --------   ----------   ----------
          Net cash provided (used) by financing activities        (179,546)      18,222      232,262
                                                                  --------   ----------   ----------
Net Increase in Cash and Cash Equivalents                            6,754        8,378        3,447
Cash and Cash Equivalents at Beginning of Year                      23,415       15,037       11,590
                                                                ----------   ----------   ----------
Cash and Cash Equivalents at End of Year                        $   30,169   $   23,415   $   15,037
                                                                ==========   ==========   ==========
Cash Paid During the Year for:
  Interest (net of amount capitalized)                          $   46,359   $   40,105   $   34,592
                                                                ==========   ==========   ==========
  Income taxes                                                  $   41,272   $   13,098   $   27,547
                                                                ==========   ==========   ==========

                         See notes to consolidated financial statements
                                  Pages 33 to 54, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994


                       ASSETS

                                                                   1995              1994
                                                              -------------------------------
                                                                         (Thousands)
Current Assets:
   Cash and cash equivalents                                  $      30,169     $      23,415
   Accounts receivable (less accumulated provision for
      doubtful accounts:  1995, $10,539; 1994, $10,890)             240,846           172,178
   Unbilled revenues                                                 31,752            25,794
   Gas stored underground - current inventory                         9,922            15,101
   Material and supplies                                             12,577            12,876
   Deferred purchased gas cost                                       10,160            24,890
   Prepaid expenses and other                                        42,323            33,569
                                                              -------------     -------------

         Total current assets                                       377,749           307,823
                                                              -------------     -------------

Property, Plant and Equipment:
   Exploration and production (successful
      efforts method)                                               869,329           983,328
   Energy marketing                                                 295,061           309,579
   Natural gas distribution                                         568,272           552,789
   Natural gas transmission                                         388,986           387,921
                                                              -------------     -------------

         Total property, plant and equipment                      2,121,648         2,233,617

   Less accumulated depreciation and depletion                      664,065           637,951
                                                              -------------     -------------

           Net property, plant and equipment                      1,457,583         1,595,666
                                                              -------------     -------------

Other Assets:
   Regulatory assets                                                 85,241            88,387
   Other                                                             41,235            27,246
                                                             --------------     -------------

         Total other assets                                         126,476           115,633
                                                              -------------     -------------

           Total                                              $   1,961,808     $   2,019,122
                                                              =============     =============

                        See notes to consolidated financial statements
                                  Pages 33 to 54, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994


        CAPITALIZATION AND LIABILITIES
                                                                  1995               1994
                                                              -------------------------------
                                                                        (Thousands)
Current Liabilities:
   Long-term debt payable within one year                     $           -     $      24,500
   Short-term loans                                                 135,000           269,300
   Accounts payable                                                 182,185           123,394
   Accrued taxes                                                     18,107            19,588
   Accrued interest                                                  14,842            13,032
   Refunds due customers                                             16,003            22,255
   Customer credit balances                                           9,759            10,427
   Other                                                             13,383            16,399
                                                              -------------     -------------

      Total current liabilities                                     389,279           498,895
                                                              -------------     -------------

Long-Term Debt                                                      415,527           398,282
                                                              -------------     -------------

Deferred and Other Credits:
   Deferred income taxes                                            265,737           326,597
   Deferred investment tax credits                                   20,991            22,082
   Deferred revenue                                                 129,874                 -
   Other                                                             25,321            23,264
                                                              -------------     -------------

      Total deferred and other credits                              441,923           371,943
                                                              -------------     -------------

Commitments and Contingencies                                             -                 -
                                                              -------------     -------------

Common Stockholders' Equity                                         715,079           750,002
                                                              -------------     -------------

         Total                                                $   1,961,808     $   2,019,122
                                                              =============     =============

                       See notes to consolidated financial statements
                                  Pages 33 to 54, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES


STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    Common Stock (a)                   Foreign          Common
                                                 Shares          No      Retained      Currency       Stockholders'
                                               Outstanding   Par Value   Earnings    Translation        Equity
                                               -------------------------------------------------------------------
                                                                        (Thousands)

Balance, January 1, 1993                         31,386      $  95,300   $ 482,257    $      -        $ 577,557
   Net income for the year 1993                                           73,455
   Dividends ($1.10 per share)                                           (35,279)
   Foreign currency translation                                                          (581)
   Stock issued:
     New stock issuance                           3,000        111,570
     Conversion of 9 1/2% debentures                 51            564
     Restricted stock option plan                    29            850
     Cash paid in lieu of fractional shares                       (78)
   Treasury stock                                    (1)           (28)
                                                 ------      ---------   ---------    --------
Balance, December 31, 1993 (b)                   34,465        208,178     520,433        (581)         728,030
   Net income for the year 1994                                             60,729
   Dividends ($1.15 per share)                                             (39,686)
   Foreign currency translation                                                          (923)
   Stock issued:
     Conversion of 9 1/2% debentures                 31            345
     Restricted stock option plan                     8            313
     Dividend reinvestment plan                      47          1,504
   Treasury stock                                   (10)          (310)
                                                 ------      ---------   ---------    --------
Balance, December 31, 1994 (b)                   34,541        210,030     541,476      (1,504)         750,002
   Net income for the year 1995                                              1,548
   Dividends ($1.18 per share)                                             (41,098)
   Foreign currency translation                                                            366
   Adjustment for Independent Energy
     Corporation pooling of interests               233             26         110
   Stock issued:
     Conversion of 9 1/2% debentures                146          1,611
     Restricted stock option plan                    43          1,232
     Dividend reinvestment plan                      52          1,524
   Treasury stock                                    (8)         (242)
                                                 ------      ---------   ---------    --------
Balance, December 31, 1995 (b)(c)(d)             35,007      $ 214,181   $ 502,036    $ (1,138)       $715,079

                                                 ======      =========   =========    ========        ========

(a)  Shares authorized: Common - 80,000,000 shares, Preferred - 3,000,000 shares.

(b)  Net  of  treasury  stock:   1995  -  407,000  shares   ($9,673,000);
     1994 - 632,000 shares ($14,933,000); 1993 - 622,000 shares ($14,623,000).

(c) A total of 2,618,000 shares of authorized but unissued common stock was reserved for the conversion of the 9 1/2% convertible subordinated debentures, for issuance under the key employee restricted stock option and stock appreciation rights incentive compensation plan, the long-term incentive plan, the non-employee directors' stock incentive plan, and for issuance under the Company's dividend reinvestment and stock purchase plan.

(d) Retained earnings of $369,357,000 is available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.


                     See notes to consolidated financial statements
                                Pages 33 to 54, inclusive


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

LONG-TERM DEBT
DECEMBER 31, 1995 AND 1994


                                                          Annual Debt          Maturities After
                                                          Maturities               One Year

                                                      1995        1994         1995        1994

                                                                     (Thousands)
8 1/4% Debentures, due July 1, 1996 (a)            $        - $        -  $    75,000   $     75,000
7 1/2% Debentures, due July 1, 1999
  ($75,000 principal amount, net of
  unamortized original issue discount) (b)                  -          -       71,322         70,466
9 1/2% Convertible subordinated
  debentures, due January 15, 2006                          -          -          705          2,316
9.9% Debentures, due April 15, 2013 (c)                     -          -       75,000         75,000
Medium-term notes:
  7.2% to 9.0% Series A, due 1998 thru 2021                 -          -      100,000        100,000
  5.1% to 7.6% Series B, due 2003 thru 2023                 -     24,500       75,500         75,500
  6.8% to 7.6% Series C, due 2007 thru 2018                 -          -       18,000              -
                                                   ---------- ----------  -----------   ------------

  Total                                            $        - $   24,500  $   415,527   $    398,282
                                                   ========== ==========  ===========   ============



(a) 8 1/4% Debentures will be retired with proceeds from issuance of new long-term debt. See Note J to the consolidated financial statements.

(b) Not redeemable prior to maturity.

(c) Annual sinking fund payments of $3,750,000 are required beginning in 1999.

                      See notes to consolidated financial statements
                                  Pages 33 to 54, inclusive

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

A.  Summary of Significant Accounting Policies

     (1) PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Equitable Resources, Inc., and Subsidiaries (the "Company" or "Companies"). All subsidiaries are 100% owned.

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

     (3) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Federal Energy Regulatory Commission (FERC) prescribes a formula to be used for computing overhead allowances for funds used during construction (AFC). AFC applicable to equity funds capitalized is included in other income and amounted to $1.0 million in 1995, $.9 million in 1994 and $1.0 million in 1993. AFC applicable to borrowed funds, as well as other interest capitalized for the nonregulated companies, is applied as a reduction of interest charges and amounted to $2.5 million in 1995, $2.1 million in 1994 and $1.8 million in 1993.

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

     (8) DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses exchange-traded natural gas and crude oil futures contracts and options and over-the-counter
(OTC) natural gas and crude oil swap agreements and options to hedge exposures to energy price changes. Exchange-traded instruments are generally settled with off-setting positions but may be settled by delivery of commodities. OTC arrangements require settlement in cash. The margin accounts for exchange-traded futures contracts, which reflect daily settlements as market values change, are recorded in other current assets.Premiums on all options contracts are initially recorded in other current assets based on the amount exchanged. The Company sells options to reduce the overall cost of hedging. Unrealized losses on sold options are deferred to the extent of unamortized premiums. The fair values of swap agreements are generally recognized only when settled. Changes in market value of derivative financial instruments which qualify as hedges of firm commitments or anticipated transactions are deferred and recognized in net operating revenues when hedged transactions occur. Cash flows from derivatives accounted for as hedges are considered operating activities. The Company also uses exchange-traded natural gas futures contracts for speculative trading purposes. Realized and unrealized gains and losses on these contracts are recorded in other income in the period in which the changes occur.

     (9) STOCK OPTIONS: The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. No compensation expense is recognized on stock options because the exercise price equals the market price of the underlying stock on the date of grant.

     (10) USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (11) CASH FLOWS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

B.  Impairment of Assets

     In 1995, the Company evaluated the carrying value of long-lived assets for impairment of value pursuant to the methodology prescribed in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Primarily as a result of the sustained decrease in gas and oil prices, the Company recognized a write-down in the carrying value of assets of $121.1 million which decreased net income by $74.2 million. The write-down includes $73.9 million for exploration and production properties, $21.2 million for intrastate transmission facilities included in the energy marketing segment, $20.8 million for information systems and other assets reflected in the natural gas distribution segment and $5.2 million for storage development projects and other assets reflected in the natural gas transmission segment. The fair value of the assets was determined based upon estimated future net cash flows or an evaluation of recoverability of amounts invested.

C.  Direct Billing Settlements

     Kentucky West Virginia Gas Company received FERC approval of settlement agreements with all customers for the direct billing to recover the higher Natural Gas Policy Act (NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with Equitable Gas Division has been subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved Equitable Gas Company's collection of $18.8 million in September 1995 and $7.8 million in September 1994 and 1993 related to the direct billing settlement. The 1995 amount includes $11.0 million for accelerated collection of amounts that would have otherwise been subject to approval by the PUC, and recognized in income, in later years. As a result of the PUC approvals, net income for 1995 includes approximately $11.3 million and net income for 1994 and 1993 includes approximately $4.7 million related to the settlement. Approximately $18 million from the settlement remains to be recovered in future gas costs filings with the PUC over the next three years.

     In November 1995, Kentucky West Virginia Gas Company received $13.8 million from Columbia Gas Transmission Company (Columbia) as settlement, in Columbia's bankruptcy proceeding, of Kentucky West's claim for $19 million related to the direct billing settlements. Net income for 1995 includes $8.9 million related to the settlement.

D.  Columbia Gas Transmission Bankruptcy Settlement

     In addition to the direct billing settlement described above, the Company had various claims against Columbia for abrogation of contracts to purchase gas from the Company and collection of FERC Order 636 transition costs. In November 1995, the Company received $31.2 million in Columbia's bankruptcy settlement related to these items which increased net income for 1995 by $20.2 million.

E.  Income Taxes

     The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities:

                                                         December 31,
                                                       1995        1994
                                                          (Thousands)
      Deferred tax liabilities (assets):
       Exploration and development costs
         expensed for income tax reporting........  $  59,321   $ 141,479
       Tax depreciation in excess of
         book depreciation .......................    257,642     255,683
       Regulatory temporary differences...........     33,815      37,319
       Deferred purchased gas cost................      1,308       6,397
       Alternative minimum tax....................    (74,829)    (82,925)
       Investment tax credit......................     (8,438)     (9,306)
       Other......................................     (4,587)    (17,606)
                                                    ---------   ---------
         Total (including amounts classified as
           current liabilities of $(1,505) for 1995
           and $4,444 for 1994)...................  $ 264,232   $ 331,041
                                                    =========   =========

     As of December 31, 1995 and 1994, $76.1 million and $76.2 million, respectively, of the net deferred tax liabilities are related to rate-regulated operations and have been deferred as regulatory assets.

     Income tax expense (benefit) is summarized as follows:

                                              Years Ended December 31,
                                           1995        1994        1993
                                                    (Thousands)

      Current:
       Federal........................   $ 36,681   $  11,196    $ 15,577
       State..........................      8,360       2,640       3,687
      Deferred:
       Federal........................    (56,953)     (6,848)     (2,758)
       State..........................    (17,395)      1,789       3,514
                                          -------    --------     -------

         Total........................   $(29,307)  $   8,777    $ 20,020
                                         ========   =========    ========

     Provisions for income taxes are less than amounts computed at the federal statutory rate of 35% on pretax income. The reasons for the difference are summarized as follows:

                                             Years Ended December 31,
                                           1995        1994        1993
                                                    (Thousands)

      Tax at statutory rate...........    $ (9,716)   $ 24,327   $ 32,716
      State income taxes..............      (5,866)      3,069      4,332
      Increase in federal income tax rate        -          -       5,070
      Nonconventional fuels tax credit     (13,114)    (16,442)   (20,600)
      Other...........................        (611)     (2,177)    (1,498)
                                          --------    --------   --------
       Income tax expense (benefit)...    $(29,307)   $  8,777   $ 20,020
                                          ========    ========   ========

      Effective tax (benefit) rate....     (105.6)%      12.6%      21.4%
                                           ======        ====       ====

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 (Act) was signed into law. One of the provisions of the Act was to raise the maximum corporate income tax rate from 34% to 35%. The effect of this tax rate change increased deferred tax liabilities by approximately $11 million and increased regulatory assets by approximately $6 million.

     The consolidated federal income tax liability of the Companies has been settled through 1992.

     The Company has available $74.8 million of alternative minimum tax credit carryforward which has no expiration date. In addition, the Company has net operating loss carryforwards for federal income tax purposes of $11.0 million which begin to expire in 2006. The net operating loss carryforwards apply to Louisiana Intrastate Gas.

     Amortization of deferred investment tax credits amounted to $1.1 million for 1995 and 1994, and $1.4 million for 1993.

F.  Employee Pension Benefits

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

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:

                                                         December 31,
                                                       1995        1994
                                                         (Thousands)
      Actuarial present value of benefit obligations:
       Vested benefit obligation..................  $  127,758  $  120,763
                                                    ==========  ==========

       Accumulated benefit obligation.............  $  131,405  $  123,877
                                                    ==========  ==========

      Market value of plan assets.................  $  159,607  $  143,121
      Projected benefit obligation................     146,078     134,111
                                                    ----------  ----------
      Excess of plan assets over projected
       benefit obligation.........................      13,529       9,010
      Unrecognized net asset......................      (2,208)     (2,905)
      Unrecognized net gain.......................     (20,194)    (15,606)
      Unrecognized prior service cost.............       9,864       9,512
                                                    ----------  ----------
      Prepaid pension cost recognized in
       the consolidated balance sheets............  $      991  $       11
                                                    ==========  ==========

     At year-end the discount rate used in determining the actuarial present value of benefit obligations was 7 1/2% for 1995, 8 1/4% for 1994 and 7 1/4% for 1993. The assumed rate of increase in compensation levels was 4 1/2% for all three years.

     The Companies' pension cost, using a 9% average rate of return on plan assets, comprised the following:

                                             Years Ended December 31,
                                           1995        1994        1993
                                                    (Thousands)

      Service cost benefits earned
       during the period..............   $  3,452   $  3,916    $  2,806
      Interest cost on projected benefit
       obligation.....................     11,165     10,752      10,472
      Actual loss (return) on assets..    (34,054)     2,757     (17,224)
      Net amortization and deferral...     19,806    (14,680)      5,486
                                         --------   --------    --------

       Net periodic pension cost......   $    369   $  2,745    $  1,540
                                         ========   ========    ========

G.  Other Postretirement Benefits

     In addition to providing pension benefits, the Companies provide certain health care and life insurance benefits for retired employees and their dependents. Substantially all employees are eligible for these benefits upon retirement from the Companies. The Company's transition obligation is being amortized through 2012. In determining the accumulated postretirement benefit obligation at December 31, 1995, the Company used a beginning inflation factor of 10% decreasing gradually to 4 3/4% after 14 years and a discount rate of 7 1/2%. At December 31, 1994, the beginning inflation factor was 10 1/2% decreasing gradually to 4 3/4% after 15 years and the discount rate was 8 1/4%. The following summarizes the status of the Company's accrued postretirement benefit costs (OPEBS):
                                                           December 31,
                                                       1995             1994
                                                            (Thousands)

       Accumulated postretirement benefit obligation:
         Retired employees.......................     $  31,555      $  21,269
         Active employees:
           Fully eligible........................        10,902          9,158
           Other.................................        14,728         13,459
                                                      ---------      ---------
            Total obligation ....................        57,185         43,886
       Trust assets .............................         2,632              -
                                                      ---------      ---------
       Obligation in excess of trust assets......        54,553         43,886
       Unrecognized net gain (loss) .............        (6,298)         5,160
       Unrecognized transition obligation........       (39,195)       (41,501)
                                                      ---------      ---------
               Accrued postretirement benefit cost    $   9,060         $7,545
                                                      =========      =========

     The net periodic cost for postretirement health care and life insurance benefits includes the following:

                                                    Years Ended December 31,
                                                   1995       1994      1993
                                                            (Thousands)

       Service cost..........................   $     993  $  1,049  $   1,065
       Interest cost.........................       4,200     3,423      3,936
       Amortization of transition obligation.       2,306     2,305      2,306
                                                ---------  --------  ---------
         Periodic cost.......................   $   7,499  $  6,777  $   7,307
                                                =========  ========  =========

     As of December 31, 1995 and 1994, $4.0 million and $3.5 million, respectively, of the accrued OPEBS related to rate-regulated operations have been deferred as regulatory assets. Rate recovery has begun in several jurisdictions which require the Company to place agreed upon accrual amounts in trust when collected in rates until such time as they are applied to retiree benefits or returned to ratepayers. Trust assets consist principally of equity and debt securities.

     An increase of one percent in the assumed medical cost inflation rate would increase the accumulated postretirement benefit obligation by 5% and would increase the periodic cost by 4%.

H.  Common Stock

      (1)  COMMON STOCK ISSUANCE

      On September 29, 1993, the Company issued 3 million shares of common stock at a price of $38.50 per share. Net proceeds after underwriters' commissions and other issuance costs were approximately $111.6 million. The proceeds were used to repay a portion of the short-term debt incurred to purchase the stock of Louisiana Intrastate Gas Company as described in Note Q.

      (2)LONG-TERM INCENTIVE PLAN

      The Equitable Resources, Inc. Long-Term Incentive Plan provides for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance-based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the Plan, or purchased through the exercise of options, and the value of stock appreciation units, are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. The maximum number of shares which could have been granted under the Plan during 1994 was 763,500 shares. In each subsequent year, an additional number of shares equal to 1% of the total outstanding shares as of the preceding December 31 will be available for grant. In no case may the number of shares granted under the Plan exceed 1,725,500 shares. No awards may be made under the Plan after May 27, 1999. In May 1994, 363,400 stock options were granted to purchase common stock at $33.81 per share, which was the mean of the high and the low trading prices of the common stock on the date of grant. These options expire five years from the date of grant. In July 1995, 739,000 stock options were granted to purchase common stock at $28.563 per share, which was the mean of the high and the low trading price on the date of grant. These options expire ten years from the date of grant but contain vesting provisions which are based upon Company performance. At December 31, 1995, 1,725,500 shares of common stock were reserved for issuance under the Plan.

    (3)  KEY EMPLOYEE RESTRICTED STOCK OPTION PLAN

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

                                                    Years Ended December 31,
                                                  1995       1994     1993

      Options outstanding January 1...........   241,818    253,068   139,725
      Granted.................................         -         -    148,543
      Exercised...............................   (54,100)   (7,650)   (33,325)
      Canceled, forfeited, surrendered
       or expired.............................   (43,593)   (3,600)    (1,875)
                                                --------    ------   --------

      Options outstanding December 31.........   144,125    241,818   253,068
                                                ========    =======  ========

      Average price of options
       exercised during the year..............    $20.01    $22.48    $18.97
      At December 31:
       Prices of options outstanding..........    $20.13    $18.81    $17.50
                                                    to        to        to
                                                  $36.50    $36.50    $36.50

       Average option price...................    $31.57    $29.82    $29.69

       Shares reserved for issuance ..........   610,226   663,699    671,349

     No future grants may be made under the Plan which was replaced by the Long-Term Incentive Plan effective May 27, 1994 as described above.

      (4)NON-EMPLOYEE DIRECTORS' STOCK INCENTIVE PLAN

     The Equitable Resources, Inc. Non-Employee Directors' Stock Incentive Plan provides for the granting of up to 80,000 shares of common stock in the form of stock option grants and restricted stock awards to non-employee directors of the Company. Each Director received 450 shares of restricted stock on February 3, 1994. On June 1, 1994 and 1995, each director was granted an option for 500 shares of common stock at $34.625 and $29.875 per share, respectively. On the first business day of June, in each year from 1996 through 1998, each Director will be granted an option for 500 additional shares of common stock. The exercise price for each share is 100% of the mean of the high and the low trading prices of the common stock on the date of grant. Each option is exercisable upon the earlier of three years from the date of grant or a Director's retirement, disability or death. No option may be exercised more than five years after date of grant. At December 31, 1995, 76,400 shares of common stock were reserved for issuance under the Plan.

      (5)EMPLOYEE STOCK PURCHASE PLAN

      In October 1995, the Company implemented an Employee Stock Purchase Plan, subject to shareholder approval at the annual meeting to be held in May 1996. The Plan provides for employees to purchase shares of the Company's common stock at a 10 percent discount through payroll deductions.

      (6)DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Pursuant to this Plan, stockholders may reinvest dividends and make limited additional cash investments to purchase shares of common stock. Shares issued through the Plan may be acquired on the open market or by issuance of previously unissued shares. At December 31, 1995, 141,714 shares of common stock were reserved for issuance under the Plan.

      (7)STOCK REPURCHASE PROGRAM

      In  1995,  the  Board  of  Directors  of  the  Company   authorized  the
repurchase of up to one million shares of outstanding common stock. Through December 31, 1995, no shares have been repurchased.

I.  Short-Term Loans

      Maximum lines of credit available to the Company were $500 million during 1995, $325 million during 1994 and $360 million during 1993. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent were paid to maintain credit availability. In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent.

      At December 31, 1995, short-term loans consisted of $135.0 million of commercial paper at a weighted average annual interest rate of 5.68%; and at December 31, 1994, $256.0 million of commercial paper and $13.3 million of bank loans, at a weighted average annual interest rate of 5.94%. The maximum amount of outstanding short-term loans was $314.6 million in 1995, $269.3 million in 1994 and $339.0 million in 1993. The average daily total of short-term loans outstanding was approximately $214.2 million during 1995, $204.6 million during 1994 and $174.9 million during 1993; weighted average annual interest rates applicable thereto were 6.0% in 1995, 4.4% in 1994 and 3.3% in 1993.

J.  Long-Term Debt

      The Company filed a shelf registration with the Securities and Exchange Commission effective June 9, 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. As of December 31, 1995, $18 million of Series C Notes have been issued.

      The 9 1/2% Convertible Subordinated Debentures are convertible at any time into common stock at a conversion price of $11.06 per share. During 1995, 1994 and 1993, $1,611,000, $345,000 and $564,000 of these debentures were converted into 145,635 shares, 31,187 shares and 50,983 shares of common stock, respectively. At December 31, 1995, 64,096 shares of common stock were reserved for conversions.

      Interest expense on long-term debt amounted to $36.5 million in 1995, $35.5 million in 1994 and $33.2 million in 1993. Aggregate maturities of long-term debt will be $75.0 million in 1996, none in 1997, $5.0 million in 1998, $78.8 million in 1999, and $3.8 million in 2000. The 1996 maturities will be retired with proceeds from issuance of long-term debt.

K.  Derivative Financial Instruments

      The Company is exposed to risk from fluctuations in energy prices in the normal course of business. The Company uses exchange-traded natural gas and crude oil futures contracts and options and over-the-counter (OTC) natural gas and crude oil swap agreements and options to hedge exposures to energy price changes, primarily relating to its gas marketing operations. The Company also trades in energy futures. Exchange-traded energy futures contracts are commitments to either purchase or sell a designated commodity, generally natural gas or crude oil, at a future date for a specified price. These instruments are generally settled with off-setting positions, but may be settled by delivery of commodities. OTC arrangements require settlement in cash. The exchange-traded contracts used by the Company cover one-month periods from one to eighteen months in the future. The OTC agreements cover one-month periods for up to five years in the future. Initial margin requirements are met in cash or other instruments, and changes in contract values are settled daily. Energy futures contracts have minimal credit risk because futures exchanges are the counterparties. The Company manages the credit risk of the other financial instruments by limiting dealings to those counterparties who meet the Company's criteria for credit and liquidity strength.

      The following table summarizes the outstanding derivative financial instruments:

                                      Notional               Unrealized
                                      Quantity                Deferred
                                Purchase       Sale          Gain/(Loss)
                                --------      ------        ------------
                                  (Bcf Equivalent)          ($ Millions)
DECEMBER 31, 1995

Exchange traded
   Futures.................         4.8          1.9           $   .4
   Options.................        18.2         11.4             (1.4)
                                 ------       ------           ------

     Total.................        23.0         13.3           $ (1.0)
                                 ======       ======           ======

OTC
   Swaps...................        27.3         52.8           $  (.3)
   Options.................        13.5         21.1              1.0
                                 ------       ------           ------
     Total.................        40.8         73.9           $   .7
                                 ======       ======           ======

DECEMBER 31, 1994

Exchange traded
   Futures.................        10.8          3.7           $ (1.5)
   Options.................          .5           .4               .1
                                 ------       ------           ------
     Total.................        11.3          4.1           $ (1.4)
                                 ======       ======           ======

      Deferred realized gains (losses) from hedging firm commitments and anticipated transactions were $(2.8) million and $(.5) million at December 31, 1995 and 1994, respectively. These amounts are included in other current assets and recognized in earnings when the future transactions occur.

      At December 31, 1995 and 1994, there were no outstanding energy futures contracts held for trading purposes. During 1995 and 1994, the average fair value of traded contracts was $(40,000) and $30,000, respectively. Trading activity resulted in a net loss of $1.9 million for 1995 and a net gain of $1.5 million for 1994. The value of these financial instruments is subject to fluctuations in market prices for natural gas. Exposure to this risk is managed by maintaining open positions within defined trading limits.

L.  Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents as well as short-term loans approximates fair value due to the short maturity of the instruments.

      The estimated fair value of long-term debt, including the portion due within one year, at December 31, 1995 and 1994 would be $465.1 million and $430.2 million, respectively. The fair value was estimated based on the quoted market prices as well as the discounted values using a current discount rate reflective of the remaining maturity.

      The Company's 8 1/4% Debentures and 7 1/2% Debentures may not be redeemed prior to maturity. The 9.9% Debentures require payment of premiums for early redemption, exclusive of annual sinking fund requirements.

      The derivative financial instruments described in Note K are reflected in other current assets at fair value of $(3.3) million and $(1.5) million at December 31, 1995 and 1994, respectively.

M.  Concentrations of Credit Risk

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

      Energy marketing operating revenues and related accounts receivable are generated from the nationwide marketing of natural gas to brokers and large volume utility and industrial customers; and the sale of produced natural gas liquids and intrastate transportation of natural gas in Louisiana.

M.  Concentrations of Credit Risk (Continued)

      Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 266,000 residential, commercial and industrial customers located in southwest Pennsylvania and parts of West Virginia and Kentucky. Under state regulations, the utility is required to provide continuous gas service to residential customers during the winter heating season.

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

N.  Financial Information by Business Segment

      The Company reports it operations in four segments. Exploration and production activities comprise the exploration, development, production and sale of natural gas and oil, extraction and sale of natural gas liquids and contract drilling. Energy marketing activities comprise marketing of natural gas and electricity, extraction and sale of natural gas liquids, intrastate transportation, cogeneration development and central facility plant operations. Natural gas distribution activities comprise the operations of the Company's state-regulated local distribution company. Natural gas transmission activities comprise gas transportation, gathering, storage and marketing activities involving the Company's three FERC-regulated gas pipelines.

      The following table sets forth financial information for each of the business segments:
                                                Years Ended December 31,
                                            1995          1994        1993
                                                       (Thousands)

OPERATING REVENUES:
  Exploration and production.........    $  234,865   $  195,795   $  202,422
  Energy marketing...................       889,303      890,778      599,624
  Natural gas distribution...........       381,050      390,475      335,149
  Natural gas transmission...........       118,861      116,769      188,882
  Sales between segments.............      (198,089)    (196,537)    (231,283)
                                         ----------   ----------   ----------
    Total............................    $1,425,990   $1,397,280   $1,094,794
                                         ==========   ==========   ==========

OPERATING INCOME (LOSS):
  Exploration and production.........    $  (13,823)  $   30,843   $   42,453
  Energy marketing...................       (18,845)       4,089       11,700
  Natural gas distribution...........        23,521       43,180       45,714
  Natural gas transmission...........        31,099       32,136       30,630
                                         ----------   ----------   ----------
    Total............................    $   21,952   $  110,248   $  130,497
                                         ==========   ==========   ==========

IDENTIFIABLE ASSETS:
  Exploration and production.........    $  596,478   $  724,144   $  699,322
  Energy marketing...................       465,262      396,166      386,040
  Natural gas distribution...........       685,912      690,068      660,889
  Natural gas transmission...........       268,993      297,140      302,102
  Eliminations.......................       (54,837)     (88,396)    (101,446)
                                         ----------   ----------   ----------
    Total............................    $1,961,808   $2,019,122   $1,946,907
                                         ==========   ==========   ==========

DEPRECIATION AND DEPLETION:
  Exploration and production.........    $   66,893       57,196   $   47,645
  Energy marketing...................        11,551       11,702        5,778
  Natural gas distribution...........        16,442       15,196       14,624
  Natural gas transmission...........         9,739        9,253        8,847
                                         ----------   ----------   ----------
    Total............................    $  104,625   $   93,347   $   76,894
                                         ==========   ==========   ==========

CAPITAL EXPENDITURES:
  Exploration and production.........    $   44,786   $   84,460   $  101,203
  Energy marketing...................        24,164       15,765      195,042
  Natural gas distribution...........        42,195       32,712       26,077
  Natural gas transmission...........         6,967       13,237       17,089
                                         ----------   ----------   ----------
    Total............................    $  118,112   $  146,174   $  339,411
                                         ==========   ==========   ==========

O.  Sale Of Property

      In October 1995, the Company sold most of its gas and oil properties in the northern Appalachian basin areas of New York, Pennsylvania and West Virginia. The properties comprised less than four percent of the exploration and production segment's total gas and oil production and reserves. The Company previously operated the majority of these properties with its working interest averaging approximately 25 percent. Proceeds from the sale were approximately $17.3 million.

P.  Deferred Revenue

      In November 1995, the Company sold an interest in certain Appalachian gas properties, the production from which qualifies for nonconventional fuels tax credit. The Company retained an interest in the properties that will increase based on performance. As such, the proceeds of $133.5 million were recorded as deferred revenues and will be recognized in income as financial targets are met.

Q.  Acquisitions

      In July 1995, the Company acquired all of the outstanding stock of Independent Energy Corporation (IEC) in exchange for 232,564 shares of the Company's common stock held in treasury. IEC is engaged in the development, construction, operation and ownership of private power and cogeneration projects. The acquisition is being accounted for as a pooling of interests. The effect on the Company's financial statements is not material.

      On June 30, 1993, the Company purchased the outstanding common stock of Louisiana Intrastate Gas Company (LIG) for $191 million. LIG owns a 1,900 mile intrastate pipeline system in Louisiana, four natural gas processing plants and is also engaged in gas marketing. The purchase was funded initially with short-term debt, a portion of which was repaid with the proceeds from the issuance of common stock as described in Note H to the consolidated financial statements. Under terms of the purchase agreement, the seller, and/or the previous owner of LIG, have indemnified the Company against any losses resulting from claims of liability under the gas purchase contracts and substantially all environmental liabilities attributable to operation of LIG prior to June 30, 1993.

      On July 8, 1993, the Company purchased all of the outstanding stock of Hershey Oil Corporation (Hershey) for approximately $18 million. Hershey's assets consist primarily of approximately 68 billion cubic feet of proved natural gas reserves and 17,000 net undeveloped acres in Alberta, Canada.

      The 1993 acquisitions were accounted for under the purchase method and are included in the energy marketing segment and exploration and production segment, respectively. Had the purchases occurred as of the beginning of 1993, unaudited proforma consolidated results for the Company would have been: revenues of $1,119 million; net income of $74.0 million; and earnings per share of $2.29.

R.  Commitments and Contingencies

      Rent expense was $9.9 million in 1995, $9.7 million in 1994 and $9.8 million in 1993. Long-term leases are principally for division operating headquarters and warehouse buildings and computer hardware and have renewal options ranging to 18 years from December 31, 1995. Future minimum rentals for all noncancelable long-term leases at December 31, 1995 are as follows: 1996, $5.6 million; 1997, $5.2 million; 1998, $3.9 million; 1999, $3.0 million; 2000,
$2.2 million and $15.0 million thereafter for a total of $34.9 million.

      The Company has annual commitments of approximately $35 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 17 years at December 31, 1995, which relate to gas distribution operations. However, substantially all of these costs are recoverable in customer rates.

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

S.  Interim Financial Information (Unaudited)

      The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's business:

                                     March      June     September   December
                                      31         30         30          31
                                         (Thousands except per share amounts)

        1995

Operating revenues               $ 404,691   $ 316,534   $ 270,992   $ 433,773
Operating income (loss)             48,312       5,032      14,458     (45,850)
Net income (loss)                   27,754      (1,162)      1,684     (26,728)
Earnings (loss) per share             $.80      $(.03)        $.05      $(.76)

        1994

Operating revenues               $ 439,538   $ 316,122   $ 297,712   $ 343,908
Operating income                    60,979      10,054      12,847      26,368
Net income                          36,359       6,057       2,381      15,932
Earnings per share                   $1.05        $.18        $.07        $.46

T.  Natural Gas and Oil Producing Activities

      The supplementary information summarized below presents the results of natural gas and oil activities for the exploration and production segment in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities."

      The information presented excludes data associated with natural gas reserves related to rate-regulated operations. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

      (1)PRODUCTION COSTS

      The following table presents the costs incurred relating to natural gas and oil production activities:

                                           1995        1994        1993
                                                    (Thousands)
      At December 31:
       Capitalized costs.............. $ 803,124   $ 909,443   $ 836,638
       Accumulated depreciation
         and depletion................   311,524     304,835     256,508
                                       ---------   ---------   ---------

      Net capitalized costs........... $ 491,600   $ 604,608   $ 580,130
                                       =========   =========   =========

      Costs incurred :
       Property acquisition........... $     222   $   8,335   $  29,345
       Exploration....................    14,844      22,783      13,928
       Development....................    31,802      60,690      62,336

     (2) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

     The following table presents the results of operations related to natural gas and oil production, including the effect in 1995 of impairment of assets as described in Note B:

                                           1995        1994        1993
                                                    (Thousands)

      Revenues:
       Affiliated..................... $  20,619   $  16,564   $  15,467
       Nonaffiliated .................   114,247     136,029     140,380
      Production costs................    31,626      33,891      33,620
      Exploration expenses............    13,312      16,634      13,559
      Depreciation and depletion......    62,212      52,505      43,841
      Impairment of assets............    65,563           -           -
      Income tax expense (benefit)....   (27,992)      3,602       5,039
                                       ---------   ---------   ---------

      Results of operations from
         producing activities
         (excluding corporate
          overhead)                   $   (9,855) $   45,961  $   59,788
                                      ==========  ==========  ==========

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

NATURAL GAS                                     1995        1994         1993
                                                   (Millions of Cubic Feet)

Proved developed and undeveloped reserves:
  Beginning of year....................       874,964      822,583     720,032
  Revision of previous estimates.......        16,999       18,663       9,399
  Purchase (sale) of natural gas
    in place - net (a)                        (31,729)       6,307      86,113
  Extensions, discoveries and other additions  50,521      89,918       60,589
  Production...........................       (64,984)     (62,507)    (53,550)
                                             --------     --------    --------

  End of year (b)......................       845,771      874,964     822,583
                                             ========     ========    ========

Proved developed reserves:
  Beginning of year....................       771,635      759,282     665,194

  End of year (c)......................       739,249      771,635     759,282


(a) Includes  purchases in Canada of 68,000 MMcf in 1993.

(b) Includes  proved  reserves in Canada of 70,000 MMcf in 1995,
    67,000 MMcf in 1994and 70,000 MMcf in 1993.

(c) Includes proved developed reserves in Canada of 46,000 MMcf in 1995, 43,000 MMcf in 1994 and 46,000 MMcf in 1993.

OIL                                             1995        1994         1993
                                                    (Thousands of Barrels)

Proved developed and undeveloped reserves:
  Beginning of year....................         18,283      16,468      20,023
  Revision of previous estimates.......           (356)      2,601      (4,876)
  Purchase (sale) of oil in place
    - net (a)                                   (1,071)       (169)        418
  Extensions, discoveries and other additions    3,278       1,369       3,015
  Production...........................         (1,933)     (1,986)     (2,112)
                                               -------      ------      ------
  End of year (b)......................         18,201      18,283      16,468
                                               =======      ======      ======

Proved developed reserves:
  Beginning of year....................         18,110      16,442      18,540
  End of year (c)......................         16,834      18,110      16,442

(a)  Includes  purchases in Canada of 68,000 barrels in 1993.

(b) Includes proved reserves in Canada of 91,000 barrels in 1995, 75,000 barrels in 1994 and 65,000 barrels in 1993.

(c)  Includes proved  developed  reserves in Canada  of  64,000 barrels  in 1995,  50,000  barrels  in 1994 and  39,000 barrels in 1993.

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
                                            1995          1994           1993
                                                       (Thousands)

Future cash inflows.................   $  2,279,509  $ 1,983,757   $ 2,140,151
Future production costs.............       (635,540)    (562,841)     (598,707)
Future development costs............        (51,081)     (46,985)      (24,579)
Future income tax expenses..........       (539,106)    (361,486)     (434,362)
                                       ------------  -----------   -----------
Future net cash flow................      1,053,782    1,012,445     1,082,503

10% annual discount for estimated
  timing of cash flows..............       (535,921)    (471,778)     (515,023)
                                       ------------  -----------   -----------
Standardized measure of discounted
  future net cash flows (a).........   $    517,861  $   540,667   $   567,480
                                       ============  ===========   ===========

(a)   Includes  $11,293,000 in 1995,  $10,043,000  in 1994 and  $31,267,000 in
      1993  related to Canada.

      Summary of changes in the standardized measure of discounted future net cash flows:
                                            1995          1994           1993
                                                       (Thousands)
Sales and transfers of gas
  and oil produced - net............   $   (103,240) $  (118,702)  $  (122,227)
Net changes in prices, production
  and development costs.............         54,806     (135,742)      (80,256)
Extensions, discoveries, and
  improved recovery, less related costs      65,603       74,900        90,035
Development costs incurred..........         18,620       16,037        18,482
Purchase (sale) of minerals in place - net               (22,990)        9,627
62,843
Revisions of previous quantity estimates      5,278       19,189       (14,910)
Accretion of discount...............         64,875       72,058        69,284
Net change in income taxes..........        (97,808)      45,012        (8,584)
Other ..............................         (7,950)      (9,192)        4,491
                                       ------------  -----------   -----------
Net increase (decrease).............        (22,806)     (26,813)       19,158
Beginning of year...................        540,667      567,480       548,322
                                       ------------  -----------   -----------
End of year.........................   $    517,861  $   540,667   $   567,480
                                       ============  ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information   required  by  Item  10  with   respect  to   directors  is
incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1996, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1995.

        Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated herein by reference to the section describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1996.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1996.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated herein by reference to the section describing "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1996.

                                   PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

        (a) 1.  Financial statements

            The financial statements listed in the accompanying index to financial statements (see below) are filed as part of this annual report.

            2.  Financial Statement Schedule

            The financial statement schedule listed in the accompanying index to financial statements and financial schedule (see below) is filed as part of this annual report.

            3.  Exhibits

            The exhibits listed on the accompanying index to exhibits (pages 60 through 63) are filed as part of this annual report.

        (b) Reports on Form 8-K filed during the quarter ended December 31, 1995.

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

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(ITEM 14 (A))

1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                           PAGE REFERENCE

   Statements of Consolidated Income
      for each of the three years in
      the period ended December 31, 1995                         27
   Statements of Consolidated Cash Flows
      for each of the three years in the
      period ended December 31, 1995                             28
   Consolidated Balance Sheets
      December 31, 1995 and 1994                               29 & 30
   Statements of Common Stockholders'
      Equity for each of the three years in the
      period ended December 31, 1995                             31
   Long-term Debt, December 31, 1995 and 1994                    32
   Notes to Consolidated Financial Statements                33 thru 54

2. Schedule for the Years Ended December 31,
      1995, 1994 and 1993 included in Part IV:

      II -  Valuation and Qualifying
            Accounts and Reserves                                59


      All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1995



        Column A           Column B      Column C        Column D    Column E
-------------------------------------------------------------------------------
                         Balance At  Additions Charged                 Balance
                          Beginning      To Costs                      At End
       Description        Of Period    and Expenses     Deductions    Of Period
-------------------------------------------------------------------------------
                                                (Thousands)

1995
  Accumulated Provision
   for Doubtful Accounts $ 10,890        $ 10,810       $11,161(A)   $  10,539

1994
  Accumulated Provision
   for Doubtful Accounts $ 10,106        $ 10,010       $ 9,226(A)   $  10,890

1993
  Accumulated Provision
   for Doubtful Accounts $  9,503        $  9,352       $ 8,749(A)   $  10,106



Note:

(A) Customer accounts written off, less recoveries.

                                  INDEX TO EXHIBITS



       EXHIBITS             DESCRIPTION                   METHOD OF FILING

-------------- -------------------------------- ===============================

    3.01       Restated       Articles      of  Filed as Exhibit  3.01 to Form
               Incorporation  of  the  Company  10-K   for  the   year   ended
               dated May 21,  1993  (effective  December 31, 1993
               May 27, 1993)
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

    3.02       By-Laws    of    the    Company  Filed as Exhibit  3.02 to form
               (amended  through  December 16,  10-K   for  the   year   ended
               1994)                            December 31, 1994
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (a)     Indenture  dated as of April 1,  Filed    as    Exhibit    4.01
               1983  between  the  Company and  (Revised)  to   Post-Effective
               Pittsburgh     National    Bank  Amendment     No.     1     to
               relating to Debt Securities      Registration         Statement
                                                (Registration No. 2-80575)
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (b)     Instrument  appointing  Bankers  Filed as  Exhibit  4.01 (b) to
               Trust   Company  as   successor  Form  10-K for the year  ended
               trustee to Pittsburgh  National  December 31, 1993
               Bank
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (c)     Resolution   adopted  June  26,  Filed as  Exhibit  4.01 (c) to
               1986 by the Finance Committee Form 10-K for the year ended of the Board of Directors of December 31, 1993 the  Company  establishing  the
               term  of  the   $75,000,000  of
               debentures,  8 1/4%  Series due
               July 1, 1996
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (d)     Resolutions  adopted  June  22,  Filed as  Exhibit  4.01 (d) to
               1987 by the Finance Committee Form 10-K for the year ended of the Board of Directors of December 31, 1993 the  Company  establishing  the
               terms  of  the   75,000   units
               (debentures    with   warrants)
               issued July 1, 1987
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (e)     Resolution   adopted  April  6,  Filed as  Exhibit  4.01 (e) to
               1988  by  the  Ad  Hoc  Finance  Form  10-K for the year  ended
               Committee   of  the   Board  of  December 31, 1993
               Directors    of   the   Company
               establishing   the   terms  and
               provisions    of    the    9.9%
               Debentures   issued  April  14,
               1988
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (f)     Supplemental   indenture  dated  Filed as  Exhibit  4.3 to Form
               March  15,  1991  with  Bankers  S-3  (Registration   Statement
               Trust    Company    eliminating  33-39505)   filed  August  21,
               limitations    on   liens   and  1991
               additional funded debt
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  4.01 (g)     Resolution  adopted  August 19,  Filed as Exhibit  4.05 to Form
               1991  by  the  Ad  Hoc  Finance  10-K   for  the   year   ended
               Committee   of  the   Board  of  December 31, 1991
               Directors    of   the   Company
               Addenda   Nos.   1   thru   27,
               establishing   the   terms  and
               provisions   of  the  Series  A
               Medium-Term Notes
-------------- -------------------------------- ===============================

  4.01 (h)     Resolutions   adopted  July  6,  Filed as Exhibit  4.05 to Form
               1992 and  February  19, 1993 by  10-K   for  the   year   ended
               the  Ad Hoc  Finance  Committee  December 31, 1992
               of the  Board of  Directors  of
               the Company and Addenda  Nos. 1
               thru 8,  establishing the terms
               and  provisions of the Series B
               Medium-Term Notes
-------------- -------------------------------- ===============================

-------------- -------------------------------- ===============================

  4.01 (i)     Resolution adopted July 14,      Filed herewith as Exhibit
               1994 by the Ad Hoc Finance       4.01(i)
               Committee of the Board of
               Directors of the Company and
               Addenda Nos. 1 and 2,
               establishing the terms and
               provisions of the Series C
               Medium-Term Notes
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.01     Equitable  Resources,  Inc. Key  Filed  as  Exhibit   10.01  to
               Employee    Restricted    Stock  Form  10-K for the year  ended
               Option  and Stock  Appreciation  December 31, 1994
               Rights  Incentive  Compensation
               Plan (as amended  through March
               17, 1989)
-------------- -------------------------------- ===============================

   * 10.02     Employment  Agreement  dated as  Filed   herewith   as  Exhibit
               of March 18,  1988 and restated  10.02
               as  of  March 15,   1996,  with
               Frederick H. Abrew
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.03     Employment  Agreement  dated as  Filed   herewith   as  Exhibit
               of March 18,  1988 and restated  10.03
               as  of  March 15,   1996,  with
               Augustine A. Mazzei, Jr.
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.04 (a)   Agreement  dated  December  15,  Filed as Exhibit  10.04 (a) to
               1989 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1990  December 31, 1994
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.04 (b)   Agreement  dated  December  21,  Refiled  herewith  as  Exhibit
               1990 with  Barbara B.  Sullivan  10.04 (b)  pursuant to Rule 24 for  deferred  payment  of 1991  of SEC's Rules of Practice director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.04 (c)   Agreement  dated  December  13,  Filed  as  Exhibit   10.16  to
               1991 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1992  December 31, 1991
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.04 (d)   Agreement  dated  December  16,  Filed as Exhibit  10.04 (e) to
               1994 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1995  December 31, 1994
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.04 (e)   Agreement  dated  December  15,  Filed   herewith   as  Exhibit
               1995 with  Barbara B.  Sullivan  10.04 (e)
               for  deferred  payment  of 1996
               director fees
-------------- -------------------------------- ===============================

   * 10.05     Supplemental Executive           Filed   herewith   as  Exhibit
               Retirement Plan (as  amended     10.05
               and  restated  through  October
               20, 1995)
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.06     Retirement   Program   for  the  Filed  as  Exhibit   10.06  to
               Board    of     Directors    of  Form  10-K for the year  ended
               Equitable  Resources,  Inc. (as  December 31, 1994
               amended through August 1, 1989)
-------------- -------------------------------- ===============================

   * 10.07     Supplemental  Pension  Plan (as  Filed  as  Exhibit   10.07  to
               amended  and  restated  through  Form  10-K for the year  ended
               December 16, 1994)               December 31, 1994
-------------- -------------------------------- ===============================

-------------- -------------------------------- ===============================

   * 10.08     Policy  to  Grant  Supplemental  Filed  as  Exhibit   10.08  to
               Deferred  Compensation Benefits  Form  10-K for the year  ended
               in  Selected   Instances  to  a  December 31, 1994
               Select Group of  Management  or
               Highly  Compensated   Employees
               (as   amended   and    restated
               through August 1, 1989)
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.09     Equitable  Resources,  Inc. and  Filed  as  Exhibit   10.22  to
               Subsidiaries         Short-Term  Form  10-K for the year  ended
               Incentive  Compensation Plan as  December 31, 1992
               amended February 17, 1993
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.10 (a)   Agreement  dated  December  31,  Filed as Exhibit  10.10 (a) to
               1987 with  Malcolm M. Prine for  Form  10-K for the year  ended
               deferred    payment   of   1988  December 31, 1993
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.10 (b)   Agreement  dated  December  30,  Filed as Exhibit  10.10 (b) to
               1988 with  Malcolm M. Prine for  Form  10-K for the year  ended
               deferred    payment   of   1989  December 31, 1993
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

    10.11      Trust       Agreement      with  Filed  as  Exhibit   10.12  to
               Pittsburgh   National  Bank  to  Form  10-K for the year  ended
               act   as   Trustee    for        December 31, 1994
               Supplemental    Pension   Plan,
               Supplemental     Deferred
               Compensation    Benefits,
               Retirement  Program  for  Board
               of Directors,  and Supplemental
               Executive Retirement Plan
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.12     Equitable    Resources,    Inc.  Filed  as  Exhibit   10.13  to
               Non-Employee  Directors'  Stock  Form  10-K for the year  ended
               Incentive Plan                   December 31, 1994
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.13     Equitable    Resources,    Inc.  Filed  as  Exhibit   10.14  to
               Long-Term Incentive Plan         Form  10-K for the year  ended
                                                December 31, 1994
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.14 (a)   Agreement  dated  December  31,  Filed  as  Exhibit   10.15  to
               1994 with  Donald I. Moritz for  Form  10-K for the year  ended
               consulting services              December 31, 1994
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

 * 10.14 (b)   Letter agreement dated           Filed herewith as Exhibit
               December 15, 1995 amending       10.14 (b)
               agreement with Donald I.
               Moritz for consulting services
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.15     Change in Control Agreement      Filed herewith as Exhibit
               executed with certain key        10.15
               employees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

   * 10.16     Equitable Resources, Inc. and    Filed herewith as Exhibit
               Subsidiaries Deferred            10.16
               Compensation Plan
-------------- -------------------------------- ===============================

    11.01      Statement  re   Computation  of  Filed   herewith   as  Exhibit
               Earnings Per Share               11.01
-------------- -------------------------------- ===============================

-------------- -------------------------------- ===============================

     21        Schedule of Subsidiaries         Filed herewith as Exhibit 21
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

    23.01      Consent of Independent Auditors  Filed   herewith   as  Exhibit
                                                23.01
-------------- -------------------------------- ===============================

  99.01 (a)    Equitable  Resources,  Inc.      Filed   herewith   as  Exhibit
               Employees Savings Plan Form      99.01 (a)
               11-K  Annual   Report  for  the
               year ended October 31, 1995
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================

  99.01 (b)    Equitable    Resources,    Inc.  Filed   herewith   as  Exhibit
               Employees   Savings  Plan  Form  99.01 (b)
               11-K  Annual   Report  for  the
               period ended December 31, 1995
-------------- -------------------------------- ===============================

    99.02      Equitable    Resources,    Inc.  Filed   herewith   as  Exhibit
               Employees  Stock  Purchase Plan  99.02
               Form 11-K Annual Report
-------------- -------------------------------- ===============================

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

                                       EQUITABLE RESOURCES, INC.
                                             (Registrant)


                           By:        s/  Frederick H. Abrew
                                          Frederick H. Abrew
                                 President and Chief Executive Officer


Date: March 21, 1996

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                President and Chief Executive
                                     Officer and Director
s/ Frederick H. Abrew           (Principal Executive Officer)    March 21, 1996
---------------------------
   Frederick H. Abrew


                                    Vice President and
s/ A. Mark Abramovic              Chief Financial Officer        March 21, 1996
---------------------------
   A. Mark Abramovic

                                       Vice President
                                        Strategic and
                                     Financial Planning
s/ Dan C. Eaton                  (Chief Accounting Officer)      March 21, 1996
---------------------------
   Dan C. Eaton



                                          Director
Merle E. Gilliand



s/ E. Lawrence Keyes, Jr.                 Director               March 21, 1996
---------------------------
   E. Lawrence Keyes, Jr.

s/  Thomas A. McConomy               Director                   March 21, 1996
---------------------------
    Thomas A. McConomy



s/  Donald I. Moritz                 Director                   March 21, 1996
---------------------------
    Donald I. Moritz



s/  Malcolm M. Prine                  Director                  March 21, 1996
---------------------------
    Malcolm M. Prine



s/  David S. Shapira                  Director                  March 21, 1996
---------------------------
    David S. Shapira



s/  Barbara Boyle Sullivan            Director                  March 21, 1996
    Barbara Boyle Sullivan


 s/  J. Michael Talbert               Director                  March 21, 1996
--------------------------------
     J. Michael Talbert