Form 10-K/A
period 1995-12-31
EQUITABLE RESOURCES INC /PA/
filed 1996-04-26
CIK 33213

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             FORM 10-K/A No. 1
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Index to Exhibits - Page 35

     This report is an amendment to the Equitable Resources, Inc. ("Company") annual report on Form 10-K for the year ended December 31, 1995. The report is being amended to refile the Report of Independent Auditors which has been modified by adding a sentence referring to Financial Accounting Standards Board Statement No. 121. The following items to the Company's annual report on Form 10-K for the year ended December 31, 1995 are being filed herewith:

     Item 8 Financial Statements and Supplementary Data (including the revised Report of Independent Auditors).

     Item 14 Exhibits and Reports on Form 10-K (including a revised Consent of Independent Auditors).

                    --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          EQUITABLE RESOURCES, INC.
                                          ---------------------------------
                                                    (Registrant)




                                     By:        /s/ Dan C. Eaton
                                         ----------------------------------
                                                    Dan C. Eaton
                                              Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 PAGE REFERENCE

Report of Independent Auditors                                         3

Statements of Consolidated Income
  for each of the three years in
  the period ended December 31, 1995                                   4

Statements of Consolidated Cash Flows
  for each of the three years in the
  period ended December 31, 1995                                       5

Consolidated Balance Sheets
  December 31, 1995 and 1994                                         6 & 7

Statements of Common Stockholders'
  Equity for each of the three
  years in the period ended
  December 31, 1995                                                    8

Long-term Debt, December 31,
  1995 and 1994                                                        9

Notes to Consolidated Financial
  Statements                                                         10 - 31

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

     As described in Note B to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," in 1995.






                                             s/ Ernst & Young LLP
                                        -----------------------------
                                                Ernst & Young LLP



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
                                                ===============  ==============   ==============

                        See notes to consolidated financial statements
                                  Pages 10 to 31, inclusive



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
                                                                ==========   ==========   ==========

                         See notes to consolidated financial statements
                                  Pages 10 to 31, inclusive



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
                                                              =============     =============

                        See notes to consolidated financial statements
                                  Pages 10 to 31, inclusive



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
                                                              =============     =============

                       See notes to consolidated financial statements
                                  Pages 10 to 31, inclusive



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


                     See notes to consolidated financial statements
                                Pages 10 to 31, inclusive


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

                      See notes to consolidated financial statements
                                  Pages 10 to 31, inclusive

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

            3.  Exhibits

            The exhibits listed on the accompanying index to exhibits (pages 35 through 38) are filed as part of this annual report.

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

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(ITEM 14 (A))

1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                           PAGE REFERENCE

   Statements of Consolidated Income
      for each of the three years in
      the period ended December 31, 1995                         4
   Statements of Consolidated Cash Flows
      for each of the three years in the
      period ended December 31, 1995                             5
   Consolidated Balance Sheets
      December 31, 1995 and 1994                               6 & 7
   Statements of Common Stockholders'
      Equity for each of the three years in the
      period ended December 31, 1995                             8
   Long-term Debt, December 31, 1995 and 1994                    9
   Notes to Consolidated Financial Statements                10 thru 31

2. Schedule for the Years Ended December 31,
      1995, 1994 and 1993 included in Part IV:

      II -  Valuation and Qualifying
            Accounts and Reserves                                34


      All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1995



        Column A           Column B      Column C        Column D    Column E
- -------------------------------------------------------------------------------
                         Balance At  Additions Charged                 Balance
                          Beginning      To Costs                      At End
       Description        Of Period    and Expenses     Deductions    Of Period
- -------------------------------------------------------------------------------
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

                                  INDEX TO EXHIBITS



  EXHIBITS               DESCRIPTION                    METHOD OF FILING

- -------------- -------------------------------- ===============================

    3.01       Restated       Articles      of  Filed as Exhibit  3.01 to Form
               Incorporation  of  the  Company  10-K   for  the   year   ended
               dated May 21,  1993  (effective  December 31, 1993
               May 27, 1993)
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

    3.02       By-Laws    of    the    Company  Filed as Exhibit  3.02 to form
               (amended  through  December 16,  10-K   for  the   year   ended
               1994)                            December 31, 1994
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (a)     Indenture  dated as of April 1,  Filed    as    Exhibit    4.01
               1983  between  the  Company and  (Revised)  to   Post-Effective
               Pittsburgh     National    Bank  Amendment     No.     1     to
               relating to Debt Securities      Registration         Statement
                                                (Registration No. 2-80575)
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (b)     Instrument  appointing  Bankers  Filed as  Exhibit  4.01 (b) to
               Trust   Company  as   successor  Form  10-K for the year  ended
               trustee to Pittsburgh  National  December 31, 1993
               Bank
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (c)     Resolution   adopted  June  26,  Filed as  Exhibit  4.01 (c) to
               1986 by the  Finance  Committee  Form  10-K for the year  ended of the  Board of  Directors  of  December 31, 1993
               the  Company  establishing  the
               term  of  the   $75,000,000  of
               debentures,  8 1/4%  Series due
               July 1, 1996
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (d)     Resolutions  adopted  June  22,  Filed as  Exhibit  4.01 (d) to
               1987 by the  Finance  Committee  Form  10-K for the year  ended of the  Board of  Directors  of  December 31, 1993
               the  Company  establishing  the
               terms  of  the   75,000   units
               (debentures    with   warrants)
               issued July 1, 1987
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (e)     Resolution   adopted  April  6,  Filed as  Exhibit  4.01 (e) to
               1988  by  the  Ad  Hoc  Finance  Form  10-K for the year  ended
               Committee   of  the   Board  of  December 31, 1993
               Directors    of   the   Company
               establishing   the   terms  and
               provisions    of    the    9.9%
               Debentures   issued  April  14,
               1988
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (f)     Supplemental   indenture  dated  Filed as  Exhibit  4.3 to Form
               March  15,  1991  with  Bankers  S-3  (Registration   Statement
               Trust    Company    eliminating  33-39505)   filed  August  21,
               limitations    on   liens   and  1991
               additional funded debt
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  4.01 (g)     Resolution  adopted  August 19,  Filed as Exhibit  4.05 to Form
               1991  by  the  Ad  Hoc  Finance  10-K   for  the   year   ended
               Committee   of  the   Board  of  December 31, 1991
               Directors    of   the   Company
               Addenda   Nos.   1   thru   27,
               establishing   the   terms  and
               provisions   of  the  Series  A
               Medium-Term Notes
- -------------- -------------------------------- ===============================

  4.01 (h)     Resolutions   adopted  July  6,  Filed as Exhibit  4.05 to Form
               1992 and  February  19, 1993 by  10-K   for  the   year   ended
               the  Ad Hoc  Finance  Committee  December 31, 1992
               of the  Board of  Directors  of
               the Company and Addenda  Nos. 1
               thru 8,  establishing the terms
               and  provisions of the Series B
               Medium-Term Notes
- -------------- -------------------------------- ===============================

- -------------- -------------------------------- ===============================

  4.01 (i)     Resolution adopted July 14,      Filed as Exhibit 4.01 (i) to
               1994 by the Ad Hoc Finance       Form 10-K for the year ended
               Committee of the Board of        December 31, 1995
               Directors of the Company and
               Addenda Nos. 1 and 2,
               establishing the terms and
               provisions of the Series C
               Medium-Term Notes
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.01     Equitable  Resources,  Inc. Key  Filed  as  Exhibit   10.01  to
               Employee    Restricted    Stock  Form  10-K for the year  ended
               Option  and Stock  Appreciation  December 31, 1994
               Rights  Incentive  Compensation
               Plan (as amended  through March
               17, 1989)
- -------------- -------------------------------- ===============================

   * 10.02     Employment  Agreement  dated as  Filed as Exhibit 10.02 to Form of March 18,  1988 and restated  10-K for the year ended
               as  of  March 15,   1996,  with  December 31, 1995
               Frederick H. Abrew
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.03     Employment  Agreement  dated as  Filed as Exhibit 10.03 to Form of March 18,  1988 and restated  10-K for the year ended
               as  of  March 15,   1996,  with  December 31, 1995
               Augustine A. Mazzei, Jr.
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.04 (a)   Agreement  dated  December  15,  Filed as Exhibit  10.04 (a) to
               1989 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1990  December 31, 1994
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.04 (b)   Agreement  dated  December  21,  Filed  as  Exhibit 10.04 (b)
               1990 with  Barbara B.  Sullivan  to Form 10-K for the year for  deferred  payment  of 1991  ended December 31, 1995
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.04 (c)   Agreement  dated  December  13,  Filed  as  Exhibit   10.16  to
               1991 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1992  December 31, 1991
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.04 (d)   Agreement  dated  December  16,  Filed as Exhibit  10.04 (e) to
               1994 with  Barbara B.  Sullivan  Form  10-K for the year  ended for  deferred  payment  of 1995  December 31, 1994
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.04 (e)   Agreement  dated  December  15,  Filed as  Exhibit 10.04 (e) to
               1995 with  Barbara B.  Sullivan  Form 10-K for the year ended for  deferred  payment  of 1996  December 31, 1995
               director fees
- -------------- -------------------------------- ===============================

   * 10.05     Supplemental Executive           Filed as Exhibit 10.05 to Form
               Retirement Plan (as  amended     10-K for the year ended
               and  restated  through  October  December 31, 1995
               20, 1995)
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.06     Retirement   Program   for  the  Filed  as  Exhibit   10.06  to
               Board    of     Directors    of  Form  10-K for the year  ended
               Equitable  Resources,  Inc. (as  December 31, 1994
               amended through August 1, 1989)
- -------------- -------------------------------- ===============================

   * 10.07     Supplemental  Pension  Plan (as  Filed  as  Exhibit   10.07  to
               amended  and  restated  through  Form  10-K for the year  ended
               December 16, 1994)               December 31, 1994
- -------------- -------------------------------- ===============================

- -------------- -------------------------------- ===============================

   * 10.08     Policy  to  Grant  Supplemental  Filed  as  Exhibit   10.08  to
               Deferred  Compensation Benefits  Form  10-K for the year  ended
               in  Selected   Instances  to  a  December 31, 1994
               Select Group of  Management  or
               Highly  Compensated   Employees
               (as   amended   and    restated
               through August 1, 1989)
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.09     Equitable  Resources,  Inc. and  Filed  as  Exhibit   10.22  to
               Subsidiaries         Short-Term  Form  10-K for the year  ended
               Incentive  Compensation Plan as  December 31, 1992
               amended February 17, 1993
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.10 (a)   Agreement  dated  December  31,  Filed as Exhibit  10.10 (a) to
               1987 with  Malcolm M. Prine for  Form  10-K for the year  ended
               deferred    payment   of   1988  December 31, 1993
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.10 (b)   Agreement  dated  December  30,  Filed as Exhibit  10.10 (b) to
               1988 with  Malcolm M. Prine for  Form  10-K for the year  ended
               deferred    payment   of   1989  December 31, 1993
               director fees
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

    10.11      Trust       Agreement      with  Filed  as  Exhibit   10.12  to
               Pittsburgh   National  Bank  to  Form  10-K for the year  ended
               act   as   Trustee    for        December 31, 1994
               Supplemental    Pension   Plan,
               Supplemental     Deferred
               Compensation    Benefits,
               Retirement  Program  for  Board
               of Directors,  and Supplemental
               Executive Retirement Plan
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.12     Equitable    Resources,    Inc.  Filed  as  Exhibit   10.13  to
               Non-Employee  Directors'  Stock  Form  10-K for the year  ended
               Incentive Plan                   December 31, 1994
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.13     Equitable    Resources,    Inc.  Filed  as  Exhibit   10.14  to
               Long-Term Incentive Plan         Form  10-K for the year  ended
                                                December 31, 1994
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.14 (a)   Agreement  dated  December  31,  Filed  as  Exhibit   10.15  to
               1994 with  Donald I. Moritz for  Form  10-K for the year  ended
               consulting services              December 31, 1994
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

 * 10.14 (b)   Letter agreement dated           Filed as Exhibit 10.14 (b) to
               December 15, 1995 amending       Form 10-K for the year ended
               agreement with Donald I.         December 31, 1995
               Moritz for consulting services
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.15     Change in Control Agreement      Filed as Exhibit 10.15 to Form
               executed with certain key        10-K for the year ended
               employees                        December 31, 1995
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

   * 10.16     Equitable Resources, Inc. and    Filed as Exhibit 10.16 to Form
               Subsidiaries Deferred            10-K for the year ended
               Compensation Plan                December 31, 1995
- -------------- -------------------------------- ===============================

    11.01      Statement  re   Computation  of  Filed as Exhibit 11.01 to Form
               Earnings Per Share               10-K for the year ended
                                                December 31, 1995
- -------------- -------------------------------- ===============================

- -------------- -------------------------------- ===============================

     21        Schedule of Subsidiaries         Filed as Exhibit 21 to Form
                                                10-K for the year ended
                                                December 31, 1995
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

    23.01      Consent of Independent Auditors  Filed   herewith   as  Exhibit
                                                23.01
- -------------- -------------------------------- ===============================

  99.01 (a)    Equitable  Resources,  Inc.      Filed as Exhibit 99.01 (a) to
               Employees Savings Plan Form      Form 10-K for the year
               11-K  Annual   Report  for  the  ended December 31, 1995
               year ended October 31, 1995
- -------------- -------------------------------- ===============================
- -------------- -------------------------------- ===============================

  99.01 (b)    Equitable    Resources,    Inc.  Filed  as  Exhibit 99.01 (a) to
               Employees   Savings  Plan  Form  Form 10-K for the year ended
               11-K  Annual   Report  for  the  December 31, 1995
               period ended December 31, 1995
- -------------- -------------------------------- ===============================

    99.02      Equitable    Resources,    Inc.  Filed as Exhibit 99.02 to Form
               Employees  Stock  Purchase Plan  10-K for the year ended
               Form 11-K Annual Report          December 31, 1995
- -------------- -------------------------------- ===============================

      The Company agrees to furnish to the Commission, upon request, copies of instruments with respect to long-term debt which have not previously been filed.