Form 10-Q
period 1996-03-31
EQUITABLE RESOURCES INC /PA/
filed 1996-05-14
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                    FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                                         Outstanding at
             Class                                       March 31, 1996

  Common stock, no par value                             35,101,171 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index


                                                                   Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of Consolidated Income for the Three
      Months Ended March 31, 1996 and 1995,
      and the Twelve Months Ended March 31,
      1996 and 1995                                                    1

   Statements of Consolidated Cash Flows
      for the Three Months Ended March 31, 1996
      and 1995, and the Twelve Months Ended
      March 31, 1996 and 1995                                          2

   Consolidated Balance Sheets, March 31, 1996
      and 1995 and December 31, 1995                                 3 - 4

   Long-Term Debt, March 31, 1996 and 1995                             5

   Notes to Consolidated Financial Statements                          6

   Gas Produced, Purchased and Sold                                 7 - 10

   Information by Business Segment                                    11

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 12 - 18

PART II.  OTHER INFORMATION                                           19

SIGNATURE                                                             20


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                        Statements of Consolidated Income
                      (Thousands Except Per Share Amounts)


                                              Three Months Ended                 Twelve Months Ended
                                                   March 31,                          March 31,

                                           1996              1995              1996              1995


Operating Revenues.................     $   640,278       $   404,691       $ 1,661,577       $ 1,362,433
Cost of Energy Purchased...........         475,471           258,557         1,128,272           903,816
                                        -----------       -----------       -----------       -----------

   Net operating revenues..........         164,807           146,134           533,305           458,617
                                        -----------       -----------       -----------       -----------

Operating Expenses:
   Operation.......................          52,661            48,314           202,848           190,225
   Maintenance.....................           5,908             6,978            25,565            31,587
   Depreciation and depletion......          21,582            28,625            97,582            99,078
   Impairment of assets............               -                 -           121,081                 -
   Taxes other than income.........          15,253            13,905            43,186            40,146
                                        -----------       -----------       -----------       -----------

     Total operating expenses......          95,404            97,822           490,262           361,036
                                        -----------       -----------       -----------       -----------

Operating Income...................          69,403            48,312            43,043            97,581

Other Income........................          2,169              (611)            3,167             2,220
Interest Charges...................          10,474            12,866            47,706            46,773
                                        -----------       -----------       -----------       -----------

Income (Loss) Before Income Taxes..          61,098            34,835            (1,496)           53,028

Income Taxes (Benefits)............          22,372             7,081           (14,015)              904
                                        -----------       -----------       -----------       -----------

Net Income.........................     $    38,726       $    27,754       $    12,519       $    52,124
                                        ===========       ===========       ===========       ===========


Average Common
   Shares Outstanding..............          35,035            34,635            34,892            34,554
                                        ===========       ===========       ===========       ===========

Earnings Per Share of
   Common Stock....................     $      1.11       $       .80       $       .36       $      1.51
                                        ===========       ===========       ===========       ===========

Dividends Per Share of
   Common Stock....................     $       .59       $       .59       $      1.18       $      1.17
                                        ===========       ===========       ===========       ===========


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                      Statements of Consolidated Cash Flows
                                   (Thousands)


                                                      Three Months Ended               Twelve Months Ended
                                                           March 31,                        March 31,

                                                   1996              1995             1996            1995


Cash Flows from Operating Activities:
   Net income...............................   $    38,726     $      27,754     $    12,519      $   52,124
                                               -----------     -------------     -----------      ----------

   Adjustments  to  reconcile  net  income
   to net cash  provided  by  operating
   activities:
      Impairment of assets..................             -                 -         121,081               -
      Depreciation and depletion............        21,582            28,625          97,582          99,078
      Deferred income taxes (benefits)......        12,824            (9,616)        (51,908)        (15,499)
      Other - net...........................         2,754             2,543            (556)          1,029
      Changes in other assets and liabilities:
        Accounts receivable and unbilled revenues  (89,321)          (20,161)       (143,435)         43,375
        Gas stored underground..............         9,758            11,412           3,525          (2,278)
        Material and supplies...............         2,068             2,774            (552)          2,397
        Deferred purchased gas cost.........        (8,583)           25,695         (19,548)         10,022
        Prepaid expenses and other..........          (341)           (2,657)         (6,438)         (8,026)
        Regulatory assets...................           365                21           2,154             (88)
        Accounts payable....................        68,853           (10,397)        138,041         (52,030)
        Accrued taxes.......................         8,347            (3,684)         10,550         (16,657)
        Refunds due customers...............           672             2,792          (8,372)          8,932
        Customer credit balances............        (8,716)           (9,198)           (186)          1,211
        Deferred revenue....................        (5,426)                -         124,448               -
        Other - net.........................        14,234            15,542           7,247          18,496
                                               -----------     -------------     -----------      ----------

        Total adjustments...................        29,070            33,691         273,633          89,962
                                               -----------     -------------     -----------      ----------
          Net cash provided by operating
            activities......................        67,796            61,445         286,152         142,086
                                               -----------     -------------     -----------      ----------

Cash Flows from Investing Activities:
   Capital expenditures.....................       (18,831)          (30,724)       (106,219)       (152,362)
   Proceeds from sale of property...........           425               647          24,388           1,611
                                               -----------     -------------     -----------      ----------
          Net cash used in investing
          activities                               (18,406)          (30,077)        (81,831)       (150,751)
                                               -----------     -------------     -----------      ----------


Cash Flows from Financing Activities:
   Issuance of common stock.................           543               658           2,641           1,970
   Purchase of treasury stock...............             -               (69)           (171)           (464)
   Dividends paid...........................       (20,702)          (10,224)        (51,575)        (40,083)
   Proceeds from issuance of long-term debt.             -                 -          17,836            (102)
   Repayments and retirements of long-term debt          -                 -         (24,500)              -
   Increase (decrease) in short-term loans..        (3,654)          (28,441)       (109,513)         55,659
                                               -----------     -------------     ------------     ----------
          Net cash provided (used) by
            financing activities............       (23,813)          (38,076)       (165,282)         16,980
                                               -----------     -------------     -----------      ----------

Increase (decrease) in cash and
cash equivalents                                    25,577            (6,708)         39,039           8,315

Cash and cash equivalents at
beginning of period                                 30,169            23,415          16,707           8,392
                                               -----------     -------------     -----------      ----------

Cash and cash equivalents at end of period..   $    55,746     $      16,707     $    55,746      $   16,707
                                               ===========     =============     ===========      ==========

Cash paid during the period for:
   Interest (net of amount capitalized).....   $    11,688     $      13,418     $    44,629      $   41,737
                                               ===========     =============     ===========      ==========

   Income taxes.............................   $       606     $        (465)    $    42,343      $   14,914
                                               ===========     =============     ===========      ==========


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)


                                                                         March 31,              December 31,
                                                                     1996          1995             1995

                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $      55,746   $     16,707    $      30,169
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     March 31, 1996 $13,075; 1995 $13,224;
     December 31, 1995, $10,539)...........................         336,771        199,845          240,846
   Unbilled revenues ......................................          22,612         15,954           31,752
   Gas stored underground - current inventory .............             164          3,689            9,922
   Material and supplies ..................................          10,509         10,102           12,577
   Deferred purchased gas cost ............................          18,743           (805)          10,160
   Prepaid expenses and other .............................          42,664         36,226           42,323
                                                              -------------   ------------    -------------

        Total current assets...............................         487,209        281,718          377,749
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Exploration and production (successful efforts method)..         875,867        998,625          869,329
   Energy marketing........................................         301,258        312,919          295,061
   Natural gas distribution................................         570,669        561,455          568,272
   Natural gas transmission................................         386,666        389,177          388,986
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,134,460      2,262,176        2,121,648

     Less accumulated depreciation and depletion ..........         682,507        666,217          664,065
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,451,953      1,595,959        1,457,583
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets ......................................          84,876         88,366           85,241
   Other...................................................          49,567         26,722           41,235
                                                              -------------   ------------    -------------

     Total other assets ...................................         134,443        115,088          126,476
                                                              -------------   ------------    -------------

        Total..............................................   $   2,073,605   $  1,992,765    $   1,961,808
                                                              =============   ============    =============


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)

                                                                        March 31,             December 31,
                                                                   1996           1995             1995

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Long-term debt payable within one year.............    $            -   $       24,500  $             -
   Short-term loans...................................           131,346          240,859          135,000
   Accounts payable...................................           251,038          112,997          182,185
   Accrued taxes......................................            26,454           15,904           18,107
   Accrued interest...................................            12,639           11,421           14,842
   Refunds due customers..............................            16,675           25,047           16,003
   Dividends payable..................................            10,352           10,231                -
   Customer credit balances...........................             1,043            1,229            9,759
   Other..............................................            26,520              197           13,383
                                                          --------------   --------------  ---------------

        Total current liabilities.....................           476,067          442,385          389,279
                                                          --------------   --------------  ---------------

Long--Term Debt .......................................          415,692          397,026          415,527
                                                          --------------   --------------  ---------------

Deferred and Other Credits:
   Deferred income taxes..............................           277,377          344,875          265,737
   Deferred investment tax credits....................            20,716           21,816           20,991
   Deferred revenue...................................           124,448                -          129,874
   Other..............................................            23,605           27,318           25,321
                                                          --------------   --------------  ---------------

        Total deferred and other credits..............           446,146          394,009          441,923
                                                          --------------   --------------  ---------------

Capitalization:
   Common stockholders' equity:
     Common stock, no par value,  authorized 80,000
        shares;  shares issued March
        31, 1996, 35,440; March 31, 1995, 35,329;
        December 31, 1995, 35,414.....................           224,500          227,086          223,854
     Retained earnings ...............................           520,060          548,775          502,036
     Treasury stock, shares at cost March 31, 1996,
        339; March 31, 1995, 634;
        December 31, 1995, 407........................            (7,722)         (15,002)          (9,673)
     Foreign currency translation.....................            (1,138)          (1,514)          (1,138)
                                                          --------------   --------------  ---------------

        Total common stockholders' equity.............           735,700          759,345          715,079
                                                          --------------   --------------  ---------------

            Total.....................................    $    2,073,605   $    1,992,765  $     1,961,808
                                                          ==============   ==============  ===============


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                 Long-Term Debt
                                   (Thousands)

                                                                    Annual                 Maturities
                                                                Debt Maturities          After One Year
                                                                   March 31,                March 31,
                                                              1996          1995       1996         1995


8 1/4% Debentures, due July 1, 1996 (a)...............      $          $          $   75,000    $   75,000
7 1/2% Debentures, due July 1, 1999
    ($75,000 principal amount net of
    unamortized original issue discount) (b)..........                                71,540        70,675
9 1/2% Convertible subordinated
    debentures, due January 15, 2006..................                                   652           851
9.9% Debentures, due April 15, 2013 (c)...............                                75,000        75,000
Medium-Term Notes:
    7.2% to 9.0% Series A, due 1998 thru 2021.........                               100,000       100,000
    5.1% to 7.6% Series B, due 2003 thru 2023.........                   24,500       75,500        75,500
    6.8% to 7.6% Series C, due 2007 thru 2018.........                                18,000
                                                            --------   --------   ----------    ----------

       Total..........................................      $      -   $ 24,500   $  415,692    $  397,026
                                                            ========   ========   ==========    ==========


(a) 8 1/4% Debentures will be retired with proceeds from issuance of new long-term debt.

(b)   Not redeemable prior to maturity.

(c)   Annual sinking fund payments of $3,750,000 are required beginning in 1999.

                  Equitable Resources, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and 1995 and the results of operations for the three and twelve months then ended and cash flows for the three and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At March 31, 1996, 2,591,000 shares of Common Stock were reserved as follows: 59,000 shares for conversion of the 9 1/2% Convertible
    Subordinated Debentures, 601,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 129,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

E. The Company filed a shelf registration with the Securities and Exchange Commission in June 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. As of March 31, 1996, $18 million of Medium-Term Notes--Series C have been issued.

F. Effective March 29,1996, the Company acquired all of the outstanding stock of Conogen, Inc. (Conogen) in exchange for 239,316 shares of the Company's common stock valued at $7 million and subject to an additional contingent amount to be paid by January 1998 based upon Conogen's financial performance. At the time of closing, the Company tendered 68,376 shares of common stock held in treasury with 170,940 shares to be tendered in July 1996. The effect of this acquisition on the consolidated financial statements of the Company is not material. Conogen is a design-builder and performance contractor in self-funded energy and resource efficiency projects for commercial, industrial and institutional customers.


                                                                            THREE MONTHS ENDED MARCH 31, 1996

                                                  Exploration        Energy    Natural Gas  Natural Gas   Intersegment
                                                  and Production   Marketing  Distribution  Transmission  Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced ....................................      16,378                         34          539                         16,951
                                                      ------       -------       ------      -------        -------         -------
   Purchased:
      Other producers...........................                   135,184       16,683        2,636                        154,503
      Inter-segment purchases ..................         591         9,899        5,400                     (15,890)
                                                      ------       -------       ------      -------        -------         -------
         Total purchases .......................         591       145,083       22,083        2,636        (15,890)        154,503
                                                      ------       -------       ------      -------        -------         -------
           Total produced and purchased ........      16,969       145,083       22,117        3,175        (15,890)        171,454
   Deduct:
      Net increase (decrease) in gas in storage.                                 (5,299)                                     (5,299)
      Extracted natural gas liquids
         (equivalent gas volumes) ..............         430         1,305                                                    1,735
      System use and unaccounted for............         108           331        2,678           26                          3,143
                                                      ------       -------       ------      -------        -------         -------
           Total................................      16,431       143,447       24,738        3,149        (15,890)        171,875
                                                      ======       =======       ======      =======        =======         =======

Gas Sales (MMcf):
   Residential..................................                                 15,017                                      15,017
   Commercial...................................                                  6,332                                       6,332
   Industrial and Utility.......................                                  3,389                        (447)          2,942
   Production...................................      16,378                                                   (295)         16,083
   Marketing....................................          53       143,447                     3,149        (15,148)        131,501
                                                      ------       -------       ------      -------        -------         -------
           Total................................      16,431       143,447       24,738        3,149        (15,890)        171,875
                                                      ======       =======       ======      =======        =======         =======

Natural Gas Transported (MMcf)..................                    30,277        2,324       34,870        (32,267)         35,204
                                                                   =======       ======     ========        =======         =======

Oil Produced and Sold (thousands of bls)........         450                                                                    450
                                                      ======                                                                =======

Natural Gas Liquids Sold  (thousands of gallons)      12,407        39,072                                                   51,479
                                                      ======       =======                                                  =======


Average Selling Price:
    Residential Gas Sales (per Mcf).............                                 $8.075
    Commercial Gas Sales........................                                  6.431
    Industrial and Utility Gas Sales............                                  3.963
    Produced Natural Gas........................    $  2.342
    Marketed Natural Gas........................       3.415        $2.896                   $3.963
    Oil (per barrel)............................      16.927
    Natural Gas Liquids (per gallon)............        .354          .321



                                                                               THREE MONTHS ENDED MARCH 31, 1995


                                                  Exploration     Energy     Natural Gas    Natural Gas  Intersegment
                                                and Production   Marketing  Distribution   Transmission  Eliminations   Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced ....................................      17,262                      29              532                       17,823
                                                      ------      -------     ------         --------      -------         -------
   Purchased:
      Other producers...........................                  113,481     11,894            1,571                      126,946
      Inter-segment purchases ..................         958       10,744      5,030                       (16,732)
                                                      ------      -------     ------         --------      -------         -------
         Total purchases .......................         958      124,225     16,924            1,571      (16,732)        126,946
                                                      ------      -------     ------         --------      -------         -------
           Total produced and purchased ........      18,220      124,225     16,953            2,103      (16,732)        144,769
   Deduct:
      Net increase (decrease) in gas in storage.                              (5,117)            (171)                      (5,288)
      Extracted natural gas liquids
         (equivalent gas volumes)...............         467        1,593                                                    2,060
      System use and unaccounted for............         131          407      4,210              225                        4,973
                                                      ------      -------     ------         --------      -------         -------
           Total................................      17,622      122,225     17,860            2,049      (16,732)        143,024
                                                      ======      =======     ======         ========      =======         =======

Gas Sales (MMcf):
   Residential..................................                              13,414                                        13,414
   Commercial...................................                               1,778                                         1,778
   Industrial and Utility.......................                               2,668                1                        2,669
   Production...................................      17,262                                                  (228)         17,034
   Marketing....................................         360      122,225                       2,048      (16,504)        108,129
                                                      ------      -------     ------         --------      -------         -------
           Total................................      17,622      122,225     17,860            2,049      (16,732)        143,024
                                                      ======      =======     ======         ========      =======         =======

Natural Gas Transported (MMcf)..................                   26,593      6,309           30,429      (27,720)         35,611
                                                                  =======     ======         ========      =======         =======

Oil Produced and Sold (thousands of bls)........         511                                                                   511
                                                      ======                                                               =======

Natural Gas Liquids Sold  (thousands of gallons)      15,047       48,233                                                   63,280
                                                      ======      =======                                                  =======


Average Selling Price:
    Residential Gas Sales (per Mcf).............                              $9.155
    Commercial Gas Sales........................                               9.468
    Industrial and Utility Gas Sales............                               1.883
    Produced Natural Gas........................    $  1.612
    Marketed Natural Gas........................       1.347       $1.602                      $2.073
    Oil (per barrel)............................      16.256
    Natural Gas Liquids (per gallon)............        .349         .267




                                                                              TWELVE MONTHS ENDED MARCH 31, 1996

                                                  Exploration    Energy      Natural Gas   Natural Gas  Intersegment
                                                and Production  Marketing   Distribution  Transmission   Eliminations   Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................       64,100                     145           2,567                        66,812
                                                      -------    --------     -------         -------      --------        --------
   Purchased:
      Other producers...........................                  485,254      46,715           9,101                       541,070
      Inter-segment purchases...................        2,779      52,711      13,919               -       (69,409)
                                                      -------    --------     -------         -------      --------        --------
         Total purchases........................        2,779     537,965      60,634           9,101       (69,409)        541,070
                                                      -------    --------     -------         -------      --------        --------
           Total produced and purchased.........       66,879     537,965      60,779          11,668       (69,409)        607,882
   Deduct:
      Net increase (decrease) in gas in storage.                               (1,577)           (105)                       (1,682)
      Extracted natural gas liquids
         (equivalent gas volumes)...............        1,834       6,252                                                     8,086
      System use and unaccounted for............          534       1,574       3,499            (474)                        5,133
                                                      -------    --------     -------         -------      --------        --------
           Total................................       64,511     530,139      58,857          12,247       (69,409)        596,345
                                                      =======    ========     =======         =======      ========        ========

Gas Sales (MMcf):
   Residential..................................                               31,097                                        31,097
   Commercial...................................                                9,048                                         9,048
   Industrial and Utility.......................                               18,712              (1)      (10,796)          7,915
   Production...................................       64,100                                                  (532)         63,568
   Marketing....................................          411     530,139                      12,248       (58,081)        484,717
                                                      -------    --------     -------         -------      --------        --------
           Total................................       64,511     530,139      58,857          12,247       (69,409)        596,345
                                                      =======    ========     =======         =======      ========        ========

Natural Gas Transported (MMcf)..................                  126,089      12,118         123,531      (102,945)        158,793
                                                                 ========     =======         =======      ========        ========

Oil Produced and Sold (thousands of bls)........        1,871                                                                 1,871
                                                      =======                                                              ========

Natural Gas Liquids Sold  (thousands of gallons)       60,407     188,779                                                   249,186
                                                      =======    ========                                                  ========


Average Selling Price:
    Residential Gas Sales (per Mcf).............                               $8.532
    Commercial Gas Sales........................                                7.039
    Industrial and Utility Gas Sales............                                2.439
    Produced Natural Gas........................     $  1.773
    Marketed Natural Gas........................        2.063      $1.973                      $2.494
    Oil (per barrel)............................       16.602
    Natural Gas Liquids (per gallon)............         .327        .279





                                                                              TWELVE MONTHS ENDED MARCH 31, 1995

                                                  Exploration    Energy     Natural Gas   Natural Gas   Intersegment
                                                and Production  Marketing  Distribution   Transmission  Eliminations    Consolidated


Gas Produced, Purchased and Sold (MMcf):
   Produced.....................................       64,486                    157           1,995                        66,638
                                                      -------    --------    -------         -------      --------        --------
   Purchased:
      Other producers...........................                  422,557     44,933           6,144                       473,634
      Inter-segment purchases...................        2,962      45,209     13,265             165       (61,601)
                                                      -------    --------    -------         -------      --------        --------
         Total purchases........................        2,962     467,766     58,198           6,309       (61,601)        473,634
                                                      -------    --------    -------         -------      --------        --------
           Total produced and purchased.........       67,448     467,766     58,355           8,304       (61,601)        540,272
Deduct:
      Net increase (decrease) in gas in storage.                               1,085            (352)                          733
      Extracted natural gas liquids
         (equivalent gas volumes)...............        1,787       6,703                                                    8,490
      System use and unaccounted for............          525       1,629      9,328             358                        11,840
                                                      -------    --------    -------         -------      --------        --------
           Total................................       65,136     459,434     47,942           8,298       (61,601)        519,209
                                                      =======    ========    =======         =======      ========        ========

Gas Sales (MMcf):
   Residential..................................                              27,527                                        27,527
   Commercial...................................                               6,276                                         6,276
   Industrial and Utility.......................                              14,139             100        (3,303)         10,936
   Production...................................       64,486                                               (5,787)         58,699
   Marketing....................................          650     459,434                      8,198       (52,511)        415,771
                                                      -------    --------    -------         -------      --------        --------
           Total................................       65,136     459,434     47,942           8,298       (61,601)        519,209
                                                      =======    ========    =======         =======      ========        ========

Natural Gas Transported (MMcf)..................                  108,588     11,798         118,570       (93,403)        145,553
                                                                 ========    =======         =======      ========        ========

Oil Produced and Sold (thousands of bls)........        1,987                                                                1,987
                                                      =======                                                             ========

Natural Gas Liquids Sold  (thousands of gallons)       57,637     199,272                                                  256,909
                                                      =======     =======                                                 ========

Average Selling Price:
    Residential Gas Sales (per Mcf).............                              $9.388
    Commercial Gas Sales........................                               7.774
    Industrial and Utility Gas Sales............                               2.190
    Produced Natural Gas........................     $  1.723
    Marketed Natural Gas........................        1.578      $1.751                     $2.084
    Oil (per barrel)............................       15.772
    Natural Gas Liquids (per gallon)............         .316        .267



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                         Information by Business Segment
                                                   (Thousands)


                                            Three Months Ended                 Twelve Months Ended
                                                 March 31,                          March 31,
                                           1996            1995              1996              1995


OPERATING REVENUES:

    Exploration and production..        $  55,374      $   46,344       $   243,895       $   190,003
    Energy marketing............          431,494         211,005         1,109,792           867,857
    Natural gas distribution....          183,522         162,281           402,291           373,083
    Natural gas transmission ...           38,329          31,645           125,545           111,936
    Sales between segments .....          (68,441)        (46,584)         (219,946)         (180,446)
                                        ---------      ----------       -----------       -----------

         Total..................        $ 640,278      $  404,691       $ 1,661,577       $ 1,362,433
                                        =========      ==========       ===========       ===========

OPERATING INCOME (LOSS):

    Exploration and production..        $  15,565      $    1,731       $        11       $    21,220
    Energy marketing ...........            5,549           2,247           (15,543)            4,879
    Natural gas distribution....           35,068          32,787            25,802            39,205
    Natural gas transmission ...           13,221          11,547            32,773            32,277
                                        ---------      ----------       -----------       -----------

         Total..................        $  69,403      $   48,312       $    43,043       $    97,581
                                        =========      ==========       ===========       ===========

CAPITAL EXPENDITURES:

    Exploration and production..        $   6,330      $   16,384       $    34,732       $    87,060
    Energy marketing............            6,851           3,327            27,688            17,987
    Natural gas distribution....            5,584           9,522            38,257            36,259
    Natural gas transmission....               66           1,491             5,542            11,056
                                        ---------      ----------       -----------       -----------

         Total..................        $  18,831      $   30,724       $   106,219       $   152,362
                                        =========      ==========       ===========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consolidated net income for the quarter ended March 31, 1996 was $38.7 million or $1.11 per share, compared with $27.8 million or $.80 per share for the quarter ended March 31, 1995. The increase in income is due to a 45 percent increase in average wellhead gas prices, increased retail gas sales reflecting weather that was 11 percent colder than the prior quarter, higher margins for natural gas marketing and lower depreciation and depletion and interest expense. These increases were partially offset by lower fuels tax credits as a result of the sale of certain gas properties in November 1995 and lower production of natural gas.

     Consolidated net income for the twelve months ended March 31, 1996 was $12.5 million or $.36 per share, compared with $52.1 million or $1.51 per share for the twelve months ended March 31, 1995. Earnings for the current period include an after-tax charge of $74.2 million or $2.12 per share recorded in the fourth quarter of 1995 for the recognition of impairment of assets of $121.2 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The results for the current period also include a non-recurring after-tax gain of $29.1 million or $.83 per share related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs recognized in the fourth and third quarters of 1995, respectively. Net income, excluding the charge for impairment of assets and the effect of the settlements, remained substantially the same as the 1995 period. Lower nonconventional fuels tax credits and higher operating expenses were offset by increased retail gas sales reflecting weather that was 16 percent colder than the prior year and higher margins for natural gas marketing

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived from the sale of produced natural gas, oil and natural gas liquids and from contract drilling were $55.4 million for the quarter ended March 31, 1996 compared with $46.3 million for the quarter ended March 31, 1995. The increase in operating revenues is due to a 45 percent increase in average wellhead prices for natural gas, partially offset by lower production of natural gas and natural gas liquids. Operating revenues for the twelve months ended March 31, 1996 were $244.0 million compared with $190.0 million for the twelve months ended March 31, 1995. The 1996 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement, and $11.0 million of additional revenue from direct bill settlements. The increase in revenues, excluding the nonrecurring amounts, is due primarily to higher wellhead prices for natural gas and increased production and prices for natural gas liquids.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31,               MARCH 31,
EXPLORATION AND PRODUCTION       1996         1995        1996         1995

OPERATING REVENUES (THOUSANDS):
   Natural Gas..........       $38,361     $ 27,828     $113,646     $111,132
   Oil..................         7,617        8,307       31,063       31,339
   Natural Gas Liquids..         4,387        5,252       19,736       18,197
   Contract Drilling....         3,164        2,846       14,642       14,799
   Direct Billing Settlements        -            -       32,582        7,815
   Other................         1,845        2,111       32,226        6,721
                               -------     --------      -------     --------
     Total Revenues.....       $55,374     $ 46,344      $243,895    $190,003
                               =======     ========      ========    ========

SALES QUANTITIES:
   Natural Gas (MMcf)...        16,378       17,262       64,100       64,486
   Oil (MBls)...........           450          511        1,871        1,987
   Natural Gas Liquids
     (thousands of gallons)     12,407       15,047       60,407       57,637

     Energy purchased amounted to $4.9 million for the quarter ended March 31, 1996 compared with $2.8 million for the quarter ended March 31, 1995. The increase for the quarter is due to higher prices. Energy purchased for the twelve months ended March 31, 1996 amounted to $13.0 million compared with $10.7 million for the twelve months ended March 31, 1995. The increase in purchased energy for the twelve month period is due to higher requirements, reflecting increased production of natural gas liquids and higher prices.

     Other operating expenses were $34.9 million for the quarter ended March 31, 1996 compared with $41.8 million for the quarter ended March 31, 1995. The decrease for the quarter is due to decreased depreciation and depletion reflecting lower depletion rates and lower production. Other operating expenses for the twelve months ended March 31, 1996 of $230.9 million, excluding a charge of $73.9 million for impairment of assets, were substantially the same as the $158.1 million for the twelve months ended March 31, 1995.

     Operating income was $15.6 million for the quarter ended March 31, 1996 compared with $1.7 million for the quarter ended March 31, 1995. The increase in operating income for the quarter reflects higher wellhead prices for natural gas and lower depreciation and depletion, partially offset by lower production of natural gas and natural gas liquids. Operating income for the twelve months ended March 31, 1996 was $.1 million compared with $21.2 million for the twelve months ended March 31, 1995. The increase in operating income, excluding the effect of the nonrecurring items is due to higher wellhead prices for natural gas and higher prices and production of natural gas liquids.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENERGY MARKETING

     Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $431.5 million for the quarter ended March 31, 1996 compared with $211.0 million for the quarter ended March 31, 1995. The increase in revenues is due to an 81 percent increase in the average price of marketed gas and a 17 percent increase in marketed gas volumes. Operating revenues for the twelve months ended March 31, 1996 were $1,109.8 million compared with $867.9 million for the twelve months ended March 31, 1995. The increase in revenues is due to a 13 percent increase in the average price of marketed gas and a 15 percent increase in marketed gas volumes. Revenues from sale of natural gas liquids for the current periods were about the same as the 1995 amounts reflecting higher prices for natural gas liquids offset by lower production.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31,               MARCH 31,

ENERGY MARKETING                 1996         1995        1996         1995

OPERATING REVENUES (THOUSANDS):
   Natural Gas Marketing...   $415,379     $195,755    1,045,767     $804,582
   Natural Gas Liquids.....     12,534       12,884       52,669       53,256
   Transportation..........      1,723        2,293        8,835        9,672
   Other...................      1,858           73        2,521          347
                              --------     --------     --------     --------
     Total Revenues........   $431,494     $211,005   $1,109,792     $867,857
                              ========     ========   ==========     ========

SALES QUANTITIES:
   Marketed Natural Gas (MMcf) 143,447      122,225      530,139      459,434
   Natural Gas Liquids
     (thousands of gallons)     39,072       48,233      188,779      199,272
   Transportation Deliveries
     (Mmcf)                     30,277       26,593      126,089      108,588

     Energy purchased was $419.3 million for the quarter ended March 31, 1996 compared with $201.3 million for the quarter ended March 31, 1995. Energy purchased for the twelve months ended March 31, 1996 was $1,072.4 million compared with $833.3 million for the twelve months ended March 31, 1995. The increase in energy purchased for the current periods reflects higher gas prices and an increase in purchased volumes.

     Other operating expenses were $6.6 million for the quarter ended March 31, 1996 compared with $7.5 million for the quarter ended March 31, 1995. The decrease for the quarter is due primarily to lower gas processing expenses reflecting lower production of natural gas liquids. Other operating expenses for the twelve months ended March 31, 1996 were $52.8 million compared with $29.7 million for the twelve months ended March 31, 1995. Other operating expenses for the 1996 period include a charge of $21.2 million for impairment of assets. The increase for the current period, excluding the charge, reflects marketing and administrative expenses associated with the gas storage service that began in early 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Operating results for the quarter ended March 31, 1996 were $5.6 million compared with $2.2 million for the quarter ended March 31, 1995. The increase is due to higher margins and sales for marketed gas. Operating results for the twelve months ended March 31, 1996 were a loss of $15.4 million compared with income of $4.9 million for the twelve months ended March 31, 1995. The increase in operating income for the twelve-month period, excluding the charge for impairment of assets, reflects higher margins and sales for marketed gas.

NATURAL GAS DISTRIBUTION

     Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $183.5 million for the quarter ended March 31, 1996 compared with $162.3 million for the quarter ended March 31, 1995. The increase in revenues is due primarily to an increase in retail gas sales, reflecting weather that was 11 percent colder than the 1995 quarter, a change in the mix of industrial and utility gas sales and the effect of commercial customers switching from transportation service to gas sales, partially offset by lower retail rates to pass through decreased purchased gas costs to customers. Operating revenues for the twelve months ended March 31, 1996 were $402.3 million compared with $373.1 million for the twelve months ended March 31, 1995. The increase in revenues is due to an increase in retail gas sales reflecting weather that was 16 percent colder than the 1995 period, a change in the mix of industrial and utility gas sales and the effect of commercial customers switching from transportation to gas sales.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31,               MARCH 31,

NATURAL GAS DISTRIBUTION         1996         1995        1996         1995

OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales       $121,268    $122,807      $265,316    $258,433
   Commercial Gas Sales.         40,722      16,834        63,692      48,789
   Industrial and Utility
     Gas Sales                   13,432       5,025        45,635      30,961
   Transportation Service         5,951      16,292        21,389      30,328
   Other................         2,149        1,323         6,259       4,572
                               -------     --------      --------    --------
     Total Revenues.....       $183,522    $162,281      $402,291    $373,083
                               ========    ========      ========    ========
SALES QUANTITIES (MMCF):
   Residential Gas Sales        15,017       13,414       31,097       27,527
   Commercial Gas Sales.         6,332        1,778        9,048        6,276
   Industrial and Utility
     Gas Sales                   3,389        2,668       18,712       14,139
   Transportation Deliveries     2,324        6,309       12,118       11,798
   Heating Degree Days..         3,090        2,796        6,042        5,221

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Energy purchased amounted to $108.9 million for the quarter ended March 31, 1996 compared with $96.7 million for the quarter ended March 31, 1995. Energy purchased for the twelve months ended March 31, 1996 was $233.9 million compared with $221.9 million for the twelve months ended March 31, 1995. The increase in energy costs for the current periods is due to higher gas sales, partially offset by the pass-through of lower costs in rates to retail customers.

     Other operating expenses were $39.5 million for the quarter ended March 31, 1996 compared with $32.8 million for the quarter ended March 31, 1995. Other operating expenses were $142.6 million for the twelve months ended March 31, 1996 compared with $112.0 million for the twelve months ended March 31, 1995. Other operating expenses for the current twelve month period includes a charge of $20.8 million for impairment of assets. The increase in other operating expenses for the three- and twelve month periods, excluding the charge, is due to increased labor and outside consultant expenses related to the Company's reengineering efforts.

     Operating income for the quarter ended March 31, 1996 was $35.1 million compared with $32.8 million for the quarter ended March 31, 1995. Operating income was $25.8 million for the twelve months ended March 31, 1996 compared with $39.2 million for the twelve months ended March 31, 1995. The increase in operating income for the current periods, excluding the charge for impairment of assets, is due primarily to higher margins reflecting higher gas sales, partially offset by increased operating expenses.

NATURAL GAS TRANSMISSION

     Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $38.3 million for the quarter ended March 31, 1996 compared with $31.6 million for the quarter ended March 31, 1995. Operating revenues for the twelve months ended March 31,1996 were $125.6 million compared with $111.9 million for the twelve months ended March 31, 1995. Operating revenues for the current twelve month period include $4.8 million related to the Columbia bankruptcy settlement. The increase in revenues for the three- and twelve-month periods, excluding the effect of the settlement, is due primarily to higher selling prices and increased volumes of marketed natural gas.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31,               MARCH 31,

NATURAL GAS TRANSMISSION         1996         1995        1996         1995
OPERATING REVENUES (THOUSANDS):

   Industrial and Utility
     Gas Sales                 $   363     $    363      $  1,451    $  1,329
   Marketed Gas Sales...        12,479        4,245        30,542      17,088
   Transportation Service       20,380       20,849        67,497      69,459
   Storage Service......         3,620        4,391        15,138      17,451
   Other................         1,487        1,797        10,917       6,609
                               -------     --------      --------    --------
     Total Revenues.....       $38,329     $ 31,645      $125,545    $111,936
                               =======     ========      ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES QUANTITIES (MMCF):
   Industrial and Utility
     Gas Sales                       -            1           (1)         100
   Marketed Gas Sales...         3,149        2,048       12,248        8,198
   Transportation Deliveries    34,870       30,429      123,531      118,570

     Energy purchased amounted to $9.4 million for the quarter ended March 31, 1996 compared with $3.3 million for the quarter ended March 31, 1995. Energy purchased for the twelve months ended March 31, 1996 was $23.5 million compared with $14.0 million for the twelve months ended March 31, 1995. The increase in energy costs for the three- and twelve month periods is due to higher prices for marketed gas and an increase in marketed gas sales.

     Other operating expenses were $15.7 million for the quarter ended March 31, 1996 compared with $16.8 million for the quarter ended March 31, 1995. Other operating expenses for the twelve months ended March 31, 1996 were $69.5 million compared with $65.6 million for the twelve months ended March 31, 1995. Other operating expenses for the current twelve month period include a charge of $5.2 million for impairment of assets. Other operating expenses for the current periods, excluding the charge, remained substantially the same.

     Operating income was $13.2 million for the quarter ended March 31, 1996 compared with $11.5 million for the quarter ended March 31, 1995. Operating income was $32.6 million for the twelve months ended March 31, 1996 compared with $32.3 million for the twelve months ended March 31, 1995. The increase in operating income for the current periods, excluding the effect of the Columbia settlement and the charge for impairment of assets, is due to higher prices for marketed gas and an increase in marketed natural gas sales.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTING ACTIVITIES

     The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. A total of $129.5 million has been authorized for the 1996 capital expenditure program, with $63.8 allocated to exploration and production, $30.7 million for natural gas marketing, $24.6 million for natural gas distribution and $10.4 million for natural gas transmission. Capital expenditures for the three months ended March 31, 1996 were $18.8 million.

     Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1996 capital expenditures with cash generated from operations and temporarily with short-term loans.

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ACTIVITIES

     The Company has adequate borrowing capacity to meet its financing requirements. The Company has a revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At March 31 1996, $131.0 million of commercial paper was outstanding at an average interest rate of 5.38 percent. Adequate credit is expected to continue to be available in the future.

     The Company intends to file a shelf registration with the Securities and Exchange Commission in June 1996 to issue $250 million of long-term debt. The proceeds from issuance of this debt is expected to be used to retire the 8 1/4% Debentures and provide funds for the possible tender or defeasance of the 9.9% Debentures.

     BALANCE SHEET CHANGES

     The increase in accounts receivable is due to the higher sales of marketed gas. The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The increase in accounts payable reflects higher gas purchased for marketing.

                           PART II. OTHER INFORMATION


Item 5.    Other Information

           None.

Item  6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               3 (i) Articles of Amendment to the Restated Articles of Incorporation of the Company dated May 7, 1996.

               3 (ii) Company's Bylaws as amended March 21, 1996.

          (b)  Reports on Form 8-K during the quarter ended March 31, 1996:

               Form 8-K dated March 21, 1996 describing the Board of Directors' adoption of a Preferred Stock Purchase Rights Plan.

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             EQUITABLE RESOURCES, INC.
                                                   (Registrant)





                                               /s/ Dan C. Eaton
                                                   Dan C. Eaton
                                                  Vice President -
                                          Strategic & Financial Planning






Date:  May 14, 1996