Form 10-Q
period 1996-06-30
EQUITABLE RESOURCES INC /PA/
filed 1996-08-14
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 -------------

                                   FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                                         Outstanding at
             Class                                        June 30, 1996

  Common stock, no par value                             35,130,151 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Index




                                    Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of  Consolidated  Income for the
      Three  Months Ended June 30, 1996
      and 1995,  the Six  Months  Ended  June 30,
      1996 and 1995 and the  Twelve Months Ended
      June 30, 1996 and 1995                                           1

   Statements of Consolidated Cash Flows
      for the Three Months Ended June 30, 1996
      and 1995, the Six Months Ended June 30, 1996
      and 1995 and the Twelve Months Ended
      June 30, 1996 and 1995                                           2

   Consolidated Balance Sheets, June 30, 1996
      and 1995 and December 31, 1995                                 3 - 4

   Long-Term Debt, June 30, 1996 and 1995                              5

   Notes to Consolidated Financial Statements                          6

   Gas Produced, Purchased and Sold                                 7 - 12

   Information by Business Segment                                    13

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 14 - 21

PART II.  OTHER INFORMATION                                           22

SIGNATURE                                                             23



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                        Statements of Consolidated Income
                                      (Thousands Except Per Share Amounts)


                                   Three Months Ended           Six Months Ended         Twelve Months Ended
                                        June 30,                     June 30,                  June 30,
                                   ------------------       -----------------------   ------------------------
                                   1996          1995           1996         1995         1996         1995
                                   ----          ----           ----         ----         ----         ----

Operating Revenues...........   $  391,767   $ 316,534      $ 1,032,045   $ 721,225   $ 1,736,810  $ 1,362,845
Cost of Energy Purchased ....      296,372     218,721          771,843     477,278     1,205,923      901,206
                                ----------    --------      -----------   ---------   -----------   ----------

     Net operating revenues..       95,395      97,813          260,202     243,947       530,887      461,639
                                ----------    --------      -----------   ---------   -----------   ----------

Operating Expenses:
   Operation.................       50,922      49,620          103,583      97,934       204,150      194,601
   Maintenance...............        6,359       6,223           12,267      13,201        25,701       30,091
   Depreciation and depletion       20,076      28,800           41,658      57,425        88,858      105,444
   Impairment of assets......            -           -                -           -       121,081            -
   Taxes other than income...        9,055       8,138           24,308      22,043        44,103       38,944
                                ----------    --------      -----------   ---------   -----------   ----------

     Total operating expenses       86,412        92,781        181,816     190,603       483,893      369,080

Operating Income.............        8,983       5,032           78,386      53,344        46,994       92,559
                                ----------    --------      -----------   ---------   -----------   ----------

Other Income ................        2,686         447            4,855        (164)        5,406        2,491
Interest Charges.............        9,938      12,678           20,412      25,544        44,966       48,520
                                ----------    --------      -----------   ---------   -----------   ----------

Income (Loss)
   Before Income Taxes ......        1,731      (7,199)          62,829      27,636         7,434       46,530

Income Taxes (Benefits)......          803      (6,037)          23,175       1,044        (7,175)       1,625
                                ----------    --------      -----------   ---------   -----------   ----------

Net Income (Loss)............   $      928    $ (1,162)     $    39,654   $  26,592   $    14,609   $   44,905
                                ==========    ========      ===========   =========   ===========   ==========


Average Common
  Shares Outstanding.........       35,113      34,703           35,070      34,666        34,989       34,601
                                ==========    ========      ===========   =========   ===========   ==========


Earnings (Loss) Per Share of
   Common Stock..............         $.03      $(.03)            $1.13        $.77          $.42        $1.30
                                      ====      =====             =====        ====          ====        =====

Dividends Per Share of
   Common Stock..............       $    -      $    -             $.59        $.59         $1.18        $1.17
                                    ======      ======             ====        ====         =====        =====



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Statements of Consolidated Cash Flows
                                                   (Thousands)



                                                Three Months Ended    Six Months Ended     Twelve Months Ended
                                                     June 30,             June 30,              June 30,
                                                ------------------    ----------------     -------------------
                                                   1996     1995       1996      1995        1996      1995
                                                   ----     ----       ----      ----        ----      ----

Cash Flows from Operating Activities:
   Net income (loss).........................  $    928  $ (1,162)   $ 39,654   $ 26,592   $  14,609  $ 44,905
                                               --------  --------    --------   --------   ---------  --------

   Adjustments to Reconcile Net Income
   to Net Cash
    Provided by Operating Activities:
      Impairment of assets...................         -         -           -          -     121,081         -
      Depreciation and depletion.............    20,076    28,800      41,658     57,425      88,858   105,444
      Deferred income taxes (benefits).......     2,120    (4,581)     14,944    (14,197)    (45,207)  (15,332)
      Other - net............................       788      (307)      3,542      2,236         539       447
      Changes in other assets and liabilities:
        Accounts receivable and
          unbilled revenues                     109,080    19,900      19,759       (261)    (54,255)   (4,004)
        Gas stored underground...............    (7,480)   (3,865)      2,278      7,547         (90)       (9)
        Material and supplies................      (149)   (1,740)      1,919      1,034       1,039     2,987
        Deferred purchased gas cost..........   (21,535)      834     (30,118)    26,529     (41,917)   16,419
        Prepaid expenses and other...........     9,116    (2,802)      8,775     (5,459)      5,480   (15,390)
        Regulatory assets....................        67    (1,449)        432     (1,428)      3,670      (204)
        Accounts payable.....................   (98,220)    2,429     (29,367)    (7,968)     37,392   (21,586)
        Accrued taxes........................    (6,590)   (1,852)      1,757     (5,536)      5,812    (3,356)
        Refunds due customers................       157    (3,840)        829     (1,048)     (4,375)    3,037
        Customer credit balances.............        82       816      (8,634)    (8,382)       (920)      706
        Deferred revenue.....................    (7,868)        -     (13,294)         -     116,580         -
        Other - net..........................   (19,608)   (6,983)     (5,375)     8,559      (5,378)    5,701
                                               --------  --------    --------   --------   ---------  --------

          Total adjustments..................   (19,964)   25,360       9,105     59,051     228,309    74,860
                                               --------  --------    --------   --------   ---------  --------
            Net cash provided (used) by
              operating activities...........   (19,036)   24,198      48,759     85,643     242,918   119,765
                                               --------  --------    --------   --------   ---------  --------

Cash Flows from Investing Activities:
   Capital expenditures......................   (23,851)  (24,266)    (42,682)   (54,990)   (105,804) (140,658)

   Proceeds from sale of property............     1,078       106       1,503        753      25,360     1,433
                                               --------  --------    --------   --------   ---------  --------
            Net cash used in
            investing activities.............   (22,773)  (24,160)    (41,179)   (54,237)    (80,444) (139,225)
                                               --------  --------    --------   --------   ---------  --------


Cash Flows from Financing Activities:
   Issuance of common stock..................       648       544       1,191      1,202       2,745     2,119
   Purchase of treasury stock................        (8)       (5)         (8)       (74)       (174)     (469)
   Dividends paid............................        (7)  (10,238)    (20,708)   (20,462)    (41,344)  (40,486)
   Proceeds from issuance of long-term debt..         -    17,878           -     17,878         (42)   17,776
   Repayments and retirements of
     long-term debt .........................   (84,823)        -     (84,823)         -    (109,323)        -
   Increase (decrease) in short-term loans...    96,306   (16,785)     92,652    (45,226)      3,578    36,174
                                               --------  --------    --------   --------   ---------  --------
            Net cash provided (used) by
              financing activities...........    12,116    (8,606)    (11,696)   (46,682)   (144,560)   15,114
                                               --------  --------    --------   --------   ---------  --------

Increase (decrease) in cash and
cash equivalents.............................   (29,693)   (8,568)     (4,116)   (15,276)     17,914    (4,346)

Cash and cash equivalents
at beginning of period.......................    55,746    16,707      30,169     23,415       8,139    12,485
                                               --------  --------    --------   --------   ---------  --------

Cash and cash equivalents at end of period...  $ 26,053  $  8,139    $ 26,053   $  8,139   $  26,053  $  8,139
                                               ========  ========    ========   ========   =========  ========

Cash paid during the period for:
   Interest (net of amount capitalized)......  $ 13,124  $ 15,960    $ 24,812   $ 29,378   $  41,793  $ 51,600
                                               ========  ========    ========   ========   =========  ========

   Income taxes..............................  $  9,025  $  8,006    $  9,631   $  7,541   $  43,362  $ 14,128
                                               ========  ========    ========   ========   =========  ========



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                         June 30,               December 31,
                                                                         --------               ------------
                                                                   1996            1995             1995
                                                                   --------------------             ----

                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $      26,053   $      8,139    $      30,169
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     June 30, 1996 $13,635; 1995 $12,708;
     December 31, 1995, $10,539)...........................         247,712        194,069          240,846
   Unbilled revenues ......................................           2,031          2,346           31,752
   Gas stored underground - current inventory .............           7,644          7,554            9,922
   Material and supplies ..................................          10,658         11,842           12,577
   Deferred purchased gas cost ............................          40,278         (1,639)          10,160
   Prepaid expenses and other .............................          33,548         39,028           42,323
                                                              -------------   ------------    -------------

        Total current assets...............................         367,924        261,339          377,749
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Exploration and production (successful efforts method)..         888,972      1,010,688          869,329
   Energy marketing........................................         304,853        315,461          295,061
   Natural gas distribution................................         576,204        568,316          568,272
   Natural gas transmission................................         386,843        390,497          388,986
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,156,872      2,284,962        2,121,648

     Less accumulated depreciation and depletion ..........         702,405        694,479          664,065
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,454,467      1,590,483        1,457,583
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets ......................................          84,809         89,815           85,241
   Other...................................................          42,632         30,844           41,235
                                                              -------------   ------------    -------------

     Total other assets ...................................         127,441        120,659          126,476
                                                              -------------   ------------    -------------

        Total..............................................   $   1,949,832   $  1,972,481    $   1,961,808
                                                              =============   ============    =============



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                        June 30,              December 31,
                                                                        --------              ------------
                                                                   1996           1995             1995
                                                                   ----           ----             ----

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Long-term debt payable within one year.............      $          -    $      24,500   $           -
   Short-term loans...................................           143,652          224,074         135,000
   Accounts payable...................................           152,818          115,426         182,185
   Accrued taxes......................................            19,864           14,052          18,107
   Accrued interest...................................             8,786            7,395          14,842
   Refunds due customers..............................            16,832           21,207          16,003
   Deferred income taxes..............................             9,858           (9,569)         (1,506)
   Customer credit balances...........................             1,125            2,045           9,759
   Other..............................................            21,222           10,161          14,889
                                                            ------------    -------------   -------------

        Total current liabilities.....................           374,157          409,291         389,279
                                                            ------------    -------------   -------------

Long--Term Debt .......................................          415,870          415,195         415,527
                                                           -------------    -------------   -------------

Deferred and Other Credits:
   Deferred income taxes..............................           261,766          339,854         265,737
   Deferred investment tax credits....................            20,441           21,542          20,991
   Deferred revenue...................................           116,580                -         129,874
   Other..............................................            23,703           27,530          25,321
                                                            ------------    -------------   -------------

        Total deferred and other credits..............           422,490          388,926         441,923
                                                            ------------    -------------   -------------

Capitalization:
   Common stockholders' equity:
     Common stock, no par value,  authorized  80,000
        shares;  shares issued June 30, 1996,
        35,469; June 30, 1995, 35,352;
        December 31, 1995, 35,414.....................           225,200          227,670         223,854
     Retained earnings ...............................           520,982          547,606         502,036
     Treasury stock, shares at cost June 30, 1996,
        339; June 30, 1995, 635; December 31, 1995, 407           (7,730)         (15,007)         (9,673)
     Foreign currency translation.....................            (1,137)          (1,200)         (1,138)
                                                            ------------    -------------   -------------

        Total common stockholders' equity.............           737,315          759,069         715,079
                                                            ------------    -------------   -------------

            Total.....................................      $  1,949,832    $   1,972,481   $   1,961,808
                                                            ============    =============   =============


                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                              Long-Term Debt
                                                (Thousands)

                                                                   Annual                 Maturities
                                                               Debt Maturities          After One Year
                                                               ---------------          --------------
                                                                  June 30,                 June 30,
                                                               ---------------          --------------
                                                             1996         1995        1996          1995
                                                             ----         ----        ----          ----

8 1/4% Debentures, due July 1, 1996 (a)...............      $          $          $             $    75,000
7 1/2% Debentures, due July 1, 1999
    ($75,000 principal amount net of
    unamortized original issue discount) (b)..........                                 71,768        70,884
9 1/2% Convertible subordinated
    debentures, due January 15, 2006..................                                    602           811
9.9% Debentures, due April 15, 2013 (c)...............                                 66,000        75,000
Medium-Term Notes:
    7.2% to 9.0% Series A, due 1998 thru 2021.........                                100,000       100,000
    5.1% to 7.6% Series B, due 2003 thru 2023.........                    24,500       75,500        75,500
    6.8% to 7.6% Series C, due 2007 thru 2018.........                                 18,000        18,000
Short-term debt to be refinanced (a)(c)...............                                 84,000
                                                            --------   ---------  -----------   -----------

       Total..........................................      $      -   $  24,500  $   415,870   $   415,195
                                                            ========   =========  ===========   ===========



(a)  8 1/4% Debentures were retired and financed temporarily with short-term debt.  See Note F to the
     Consolidated Financial Statements.

(b)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.

(c)  $9,000,000 retired as of June 30, 1996 through tender offer.  See Note F to the Consolidated
     Financial Statements.


                  Equitable Resources, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and 1995 and the results of operations for the three, six and twelve months then ended and cash flows for the three, six and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three- and six-month periods ended June 30, 1996 and 1995 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D. At June 30, 1996, 2,561,000 shares of Common Stock were reserved as follows: 55,000 shares for conversion of the 9 1/2% Convertible
    Subordinated Debentures, 587,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 117,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

E. Effective March 29,1996, the Company acquired all of the outstanding stock of Conogen, Inc. (Conogen) in exchange for 239,316 shares of the Company's common stock valued at $7 million and subject to an additional contingent amount. At the time of closing, the Company tendered 68,376 shares of common stock held in treasury with 170,940 shares tendered in July 1996. The effect of this acquisition on the consolidated financial statements of the Company is not material. Conogen is a design-builder and performance contractor in self-funded energy and resource efficiency projects for commercial, industrial and institutional customers.

F. On June 28, 1996, the Company funded the retirement of $75 million of 8 1/4% Debentures due July 1, 1996.

    On June 25, 1996, the Company commenced a tender offer for the purchase of all of the outstanding 9.9% Debentures due April 15, 2013. As of June 30, 1996, $9 million of the Debentures were tendered for purchase. In July and August an additional $60 million were tendered for purchase leaving $6 million outstanding.

    The retirement of 8 1/4% Debentures and purchase of 9.9% Debentures were financed temporarily with short-term loans which were repaid with long-term debt issued in July 1996 as described below. As such, $84 million of outstanding short-term debt at June 30, 1996 is classified as long-term debt in the financial statements.

    The Company filed a shelf registration with the Securities and Exchange Commission effective in June 1996 to issue $250 million of long-term debt. On July 29, 1996 the Company issued $150 million of 30-year Debentures with a coupon rate of 7 3/4%. The proceeds were used to finance the retirement of 8 1/4% Debentures and purchase of 9.9% Debentures as described above.




                                                                           THREE MONTHS ENDED JUNE 30, 1996

                                                  Exploration
                                                      and      Natural Gas  Natural Gas  Natural Gas  Intersegment
                                                  Production    Marketing   Distribution Transmission Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
       Produced ...................................     13,711                      28         614                    14,353
                                                       -------    --------     -------     --------     --------     -------

       Purchased:
         Other producers ..........................                124,701      15,412       1,980                   142,093
         Inter-segment purchases ..................        601      10,785       1,593                   (12,979)
                                                       -------    --------     -------     --------     --------     -------
             Total purchases ......................        601     135,486      17,005        1,980      (12,979)    142,093
                                                       -------    --------     -------     --------     --------     -------
                 Total produced and purchased .....     14,312     135,486      17,033        2,594      (12,979)    156,446
       Deduct:
         Net increase (decrease) in gas in storage                               2,808
                                                                                                                       2,808
         Extracted natural gas liquids
           (equivalent gas volumes) ...............        452       1,909                                             2,361
         System use and unaccounted for ...........        136         420        (540)          23                       39
                                                       -------    --------     -------     --------     --------     -------
                 Total ............................     13,724     133,157      14,765        2,571      (12,979)    151,238
                                                       =======    ========     =======     ========     ========     =======

Gas Sales (MMcf):
       Residential ................................                              4,284                                 4,284
       Commercial .................................                              1,982                                 1,982
       Industrial and Utility .....................                              8,499                    (1,112)      7,387
       Production .................................     13,711                                              (104)     13,607
       Marketing ..................................         13     133,157                    2,571      (11,763)     123,978
                                                       -------    --------     -------     --------     --------     -------
                 Total ............................     13,724     133,157      14,765        2,571      (12,979)    151,238
                                                       =======    ========     =======     ========     ========     =======

Natural Gas Transported (MMcf) ....................                 30,321         979       30,542      (22,648)     39,194
                                                       =======    ========     =======     ========     ========     =======

Oil Produced and Sold (thousands of bls) ..........       442                                                            442
                                                      ========                                                       =======

Natural Gas Liquids Sold
  (thousands of gallons) ..........................     16,261      57,660                                            73,921
                                                      ========    ========                                           =======

Average Selling Price:
       Residential Gas Sales (per Mcf).............                                $9.480
       Commercial Gas Sales........................                                 6.400
       Industrial and Utility Gas Sales............                                 2.845          N/A
       Produced Natural Gas........................         $1.428
       Marketed Natural Gas........................          4.846      $1.989                  $2.836
       Oil (per barrel)............................         15.287
       Natural Gas Liquids (per gallon)............           .337        .331




                                                                               THREE MONTHS ENDED JUNE 30, 1995


                                                   Exploration
                                                   and          Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                   Production   Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):

       Produced.................................      17,564                          33          560                      18,157
                                                    --------     ---------      --------    ---------     ---------     ---------
       Purchased:
         Other producers........................                   122,209        13,417        1,448                     137,074
         Inter-segment purchases................         768        12,921         1,894                    (15,583)
                                                    --------     ---------      --------    ---------     ---------     ---------
             Total purchases....................         768       135,130        15,311        1,448       (15,583)      137,074
                                                    --------     ---------      --------    ---------     ---------     ---------
                 Total produced and purchased...      18,332       135,130        15,344        2,008       (15,583)      155,231
       Deduct:
         Net increase (decrease) in gas in storage                                 2,224          171
2,395
         Extracted natural gas liquids
           (equivalent gas volumes).............         485         1,650                                                  2,135
         System use and unaccounted for.........         145           422         2,279         (121)                      2,725
                                                    --------     ---------      --------    ---------     ---------     ---------
                 Total..........................      17,702       133,058        10,841        1,958       (15,583)      147,976
                                                    ========     =========      ========    =========     =========     =========

Gas Sales (MMcf):
       Residential..............................                                   4,070                                    4,070
       Commercial...............................                                     58                                       581
       Industrial and Utility...................                                   6,190                                    6,190
       Production...............................      17,564                                                    (80)       17,484
       Marketing................................         138       133,058                      1,958       (15,503)      119,651
                                                    --------     ---------      --------    ---------     ---------     ---------
                 Total..........................      17,702       133,058        10,841        1,958       (15,583)      147,976
                                                    ========     =========      ========    =========     =========     =========

Natural Gas Transported (MMcf)..................                    30,929         3,126       27,765       (22,206)       39,614
                                                    ========     =========      ========    =========     =========     =========

Oil Produced and Sold (thousands of bls)........         500                                                                  500
                                                    ========                                                            =========

Natural Gas Liquids Sold
  (thousands of gallons)........................      16,087        49,791                                                 65,878
                                                    ========     =========                                              =========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                 $9.657
       Commercial Gas Sales.....................                                  9.246
       Industrial and Utility Gas Sales.........                                  1.927          N/A
       Produced Natural Gas.....................     $1.482
       Marketed Natural Gas.....................      2.283        $1.584                     $1.936
       Oil (per barrel).........................     17.270
       Natural Gas Liquids (per gallon).........       .328          .277




                                                                                SIX MONTHS ENDED JUNE 30, 1996

                                                   Exploration
                                                   and          Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                   Production   Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
       Produced.................................      30,089                         62       1,153                       31,304
                                                     -------       ---------    -------     -------        --------     --------
       Purchased:
         Other producers........................                    259,885      32,095       4,616                      296,596
         Inter-segment purchases................       1,192         20,684       6,993                     (28,869)
                                                     -------       --------     -------     -------        --------     --------
             Total purchases....................       1,192        280,569      39,088       4,616         (28,869)     296,596
                                                     -------       --------     -------     -------        --------     --------
                 Total produced and purchased...      31,281        280,569      39,150       5,769         (28,869)     327,900
       Deduct:
         Net increase (decrease) in gas in storage                              (2,491)                                   (2,491)
         Extracted natural gas liquids
           (equivalent gas volumes).............         882          3,214                                                4,096
         System use and unaccounted for.........         244            751       2,138          49                        3,182
                                                     -------       --------     -------     -------        --------     --------
                 Total..........................      30,155        276,604      39,503       5,720         (28,869)     323,113
                                                     =======       ========     =======     =======        ========     ========

Gas Sales (MMcf):
       Residential..............................                                 19,301                                   19,301
       Commercial...............................                                  8,314                                    8,314
       Industrial and Utility...................                                 11,888                      (1,559)      10,329
       Production...............................      30,089                                                   (399)      29,690
       Marketing................................          66        276,604                   5,720         (26,911)     255,479
                                                     -------       --------     -------     -------        --------     --------
                 Total..........................      30,155        276,604      39,503       5,720         (28,869)     323,113
                                                     =======       ========     =======     =======        ========     ========

Natural Gas Transported (MMcf)..................                     60,598       3,303      65,412         (54,915)      74,398
                                                     =======       ========     =======     =======        ========     ========

Oil Produced and Sold (thousands of bls)........         892                                                                 892
                                                     =======                                                            ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      28,668         96,732                                              125,400
                                                     =======       ========                                             ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                 $8.387
       Commercial Gas Sales.....................                                  6.424
       Industrial and Utility Gas Sales.........                                  3.164         N/A
       Produced Natural Gas.....................      $1.926
       Marketed Natural Gas.....................       3.697         $2.459                  $3.456
       Oil (per barrel).........................      16.114
       Natural Gas Liquids (per gallon).........        .370           .327




                                                                                SIX MONTHS ENDED JUNE 30, 1995

                                                   Exploration
                                                   and          Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                   Production   Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
       Produced.................................      34,826                       62          1,092                        35,980
                                                     -------      --------    -------        -------      --------        --------
       Purchased:
         Other producers........................                   235,690     25,311          3,019                       264,020
         Inter-segment purchases................       1,726        23,665      6,924                      (32,315)
                                                     -------      --------    -------        -------      --------        --------
             Total purchases ...................       1,726       259,355     32,235          3,019       (32,315)        264,020
                                                     -------      --------    -------        -------      --------        --------
                 Total produced and purchased...      36,552       259,355     32,297          4,111       (32,315)        300,000
       Deduct:
         Net increase (decrease) in gas in storage                            (2,893)                                       (2,893)
         Extracted natural gas liquids
           (equivalent gas volumes) ............         952         3,243                                                   4,195
         System use and unaccounted for.........         276           829      6,489            104                         7,698
                                                     -------      --------    -------        -------      --------        --------
                 Total..........................      35,324       255,283     28,701          4,007       (32,315)        291,000
                                                     =======      ========    =======        =======      ========        ========

Gas Sales (MMcf):
       Residential..............................                               17,484                                       17,484
       Commercial...............................                                2,359                                        2,359
       Industrial and Utility...................                                8,858              1                         8,859
       Production...............................      34,826                                                  (308)         34,518
       Marketing................................         498       255,283                     4,006       (32,007)        227,780
                                                     -------      --------    -------        -------      --------        --------
                 Total..........................      35,324       255,283     28,701          4,007       (32,315)        291,000
                                                     =======      ========    =======        =======      ========        ========

Natural Gas Transported (MMcf)..................                    57,522      9,435         58,194       (49,926)         75,225
                                                     =======      ========    =======        =======      ========        ========

Oil Produced and Sold (thousands of bls)........       1,011                                                                 1,011
                                                     =======                                                              ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      31,134        98,024                                                 129,158
                                                     =======      ========                                                ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                               $9.272
       Commercial Gas Sales.....................                                9.413
       Industrial and Utility Gas Sales.........                                1.914            N/A
       Produced Natural Gas.....................      $1.546
       Marketed Natural Gas.....................       1.606        $1.593                    $2.006
       Oil (per barrel).........................      16.758
       Natural Gas Liquids (per gallon).........        .338          .272




                                                                               TWELVE MONTHS ENDED JUNE 30, 1996

                                                   Exploration
                                                   and          Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                   Production   Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
       Produced ................................      60,247                     140           2,621                       63,008
                                                     -------     --------    -------        --------       --------      --------
       Purchased:
         Other producers........................                  487,746     48,710           9,633                      546,089
         Inter-segment purchases................       2,612       50,575     13,618                        (66,805)
                                                     -------     --------    -------        --------       --------      --------
             Total purchases....................       2,612      538,321     62,328           9,633        (66,805)      546,089
                                                     -------     --------    -------        --------       --------      --------
                 Total produced and purchased...      62,859      538,321     62,468          12,254        (66,805)      609,097
       Deduct:
         Net increase (decrease) in gas in storage                              (993)           (276)                      (1,269)
         Extracted natural gas liquids
           (equivalent gas volumes).............       1,801        6,511                                                   8,312
         System use and unaccounted for.........         525        1,572        680            (330)                       2,447
                                                     -------     --------    -------        --------       --------      --------
                 Total..........................      60,533      530,238     62,781          12,860        (66,805)      599,607
                                                     =======     ========    =======        ========       ========      ========

Gas Sales (MMcf):
       Residential..............................                              31,311                                       31,311
       Commercial...............................                              10,449                                       10,449
       Industrial and Utility...................                              21,021              (1)       (11,908)        9,112
       Production...............................      60,247                                                   (556)       59,691
       Marketing................................         286      530,238                     12,861        (54,341)      489,044
                                                     -------     --------    -------        --------       --------      --------
                 Total..........................      60,533      530,238     62,781          12,860        (66,805)      599,607
                                                     =======     ========    =======        ========       ========      ========

Natural Gas Transported (MMcf)..................                  125,481      9,971         126,308       (103,387)      158,373
                                                     =======     ========    =======        ========       ========      ========

Oil Produced and Sold (thousands of bls)........       1,813                                                                1,813
                                                     =======                                                             ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      60,581      196,648                                                 257,229
                                                     =======     ========                                                ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                              $8.515
       Commercial Gas Sales.....................                               6.795
       Industrial and Utility Gas Sales.........                               2.754             N/A
       Produced Natural Gas.....................      $1.779
       Marketed Natural Gas.....................       2.084       $2.074                      $2.647
       Oil (per barrel).........................      16.098
       Natural Gas Liquids (per gallon).........        .329         .295





                                                                               TWELVE MONTHS ENDED JUNE 30, 1995

                                                   Exploration
                                                   and          Natural Gas  Natural Gas   Natural Gas   Intersegment
                                                   Production   Marketing    Distribution  Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
       Produced ................................      67,899                     143          2,088                         70,130
                                                     -------     --------    -------        -------       --------        --------
       Purchased:
         Other producers........................                  447,488     50,067          6,215                        503,770
         Inter-segment purchases ...............       3,105       48,795     12,819             62        (64,781)
                                                     -------     --------    -------        -------       --------        --------
             Total purchases ...................       3,105      496,283     62,886          6,277        (64,781)        503,770
                                                     -------     --------    -------        -------       --------        --------
                 Total produced and purchased ..      71,004      496,283     63,029          8,365        (64,781)        573,900
       Deduct:
         Net increase (decrease) in gas in storage                               487           (181)                           306
         Extracted natural gas liquids
           (equivalent gas volumes) ............       1,909        6,511                                                    8,420
         System use and unaccounted for.........         545        1,643     11,491            306                         13,985
                                                     -------     --------    -------        -------       --------        --------
                 Total..........................      68,550      488,129     51,051          8,240        (64,781)        551,189
                                                     =======     ========    =======        =======       ========        ========

Gas Sales (MMcf):
       Residential .............................                              27,287                                        27,287
       Commercial...............................                               5,124                                         5,124
       Industrial and Utility...................                              18,640              3         (3,211)         15,432
       Production...............................      67,899                                                (3,855)         64,044
       Marketing................................         651      488,129                     8,237        (57,715)        439,302
                                                     -------     --------    -------        -------       --------        --------
                 Total..........................      68,550      488,129     51,051          8,240        (64,781)        551,189
                                                     =======     ========    =======        =======       ========        ========

Natural Gas Transported (MMcf)..................                  113,269     13,138        117,529        (93,883)        150,053
                                                     =======     ========    =======        =======       ========        ========

Oil Produced and Sold (thousands of bls)........       2,010                                                                 2,010
                                                     =======                                                              ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      60,855      197,554                                                  258,409
                                                     =======     ========                                                 ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                              $9.440
       Commercial Gas Sales.....................                               8.440
       Industrial and Utility Gas Sales.........                               2.027            N/A
       Produced Natural Gas.....................      $1.602
       Marketed Natural Gas.....................       1.665       $1.649                    $1.993
       Oil (per barrel).........................      16.463
       Natural Gas Liquids (per gallon).........        .326         .273



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                         Information by Business Segment
                                                   (Thousands)



                                                  Three Months Ended          Six Months Ended           Twelve Months Ended
                                                      June 30,                    June 30,                      June 30,

                                               1996           1995          1996            1995           1996           1995

                                                                                (Thousands)

OPERATING REVENUES:
   Exploration and production .........   $    38,382    $    44,099    $    93,756    $    90,443    $   238,178    $   190,700
   Natural gas marketing ..............       287,256        227,236        718,750        438,241      1,169,812        869,196
   Natural gas distribution ...........        79,983         63,656        263,505        225,937        418,618        376,938
   Natural gas transmission ...........        26,623         24,985         64,952         56,630        127,183        111,047
   Sales between segments .............       (40,477)       (43,442)      (108,918)       (90,026)      (216,981)      (185,036)
                                          -----------    -----------    -----------    -----------    -----------    -----------
            Total .....................   $   391,767    $   316,534    $ 1,032,045    $   721,225    $ 1,736,810    $ 1,362,845
                                          ===========    ===========    ===========    ===========    ===========    ===========

OPERATING INCOME (LOSS):
     Exploration and production .......   $       634    $    (2,611)   $    16,199    $      (880)   $     3,256    $    14,400
     Natural gas marketing ............           959          1,732          6,508          3,979        (16,316)         6,371
     Natural gas distribution .........          (128)           234         34,940         33,021         25,440         39,712
     Natural gas transmission .........         7,518          5,677         20,739         17,224         34,614         32,076
                                          -----------    -----------    -----------    -----------    -----------    -----------
            Total .....................   $     8,983    $     5,032    $    78,386    $    53,344    $    46,994    $    92,559
                                          ===========    ===========    ===========    ===========    ===========    ===========
CAPITAL EXPENDITURES:
     Exploration and production .......   $    13,607    $    14,022    $    19,937    $    30,406    $    34,317    $    77,278
     Natural gas marketing ............         2,672          2,573          9,523          5,900         27,787         19,053
     Natural gas distribution .........         6,130          6,185         11,714         15,707         38,202         34,830
     Natural gas transmission .........         1,442          1,486          1,508          2,977          5,498          9,497
                                          -----------    -----------    -----------    -----------    -----------    -----------
            Total .....................   $    23,851    $    24,266    $    42,682    $    54,990    $   105,804    $   140,658
                                          ===========    ===========    ===========    ===========    ===========    ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consolidated net income for the quarter ended June 30, 1996 was $.9 million or $.03 per share, compared with a loss of $1.2 million or $.03 per share for the quarter ended June 30, 1995. The increase in income is due to lower depreciation and depletion and interest expense and higher margins for natural gas marketing. These increases were partially offset by lower production of natural gas, lower nonconventional fuels tax credits and an after-tax charge of $1.2 million in the current period resulting from closing of some of the Company's natural gas price hedge positions related to production for the second half of 1996. The hedge positions were closed in response to unprecedented basis differentials between the New York Mercantile Exchange prices and regional cash prices.

     Consolidated net income for the six months ended June 30, 1996 was $39.7 million or $1.13 per share, compared with $26.6 million or $.77 per share for the six months ended June 30, 1995. The increase in earnings is due to lower depreciation and depletion, higher average prices for produced natural gas, increased retail gas sales reflecting weather that was 9 percent colder than the prior year, higher margins for natural gas marketing and lower interest expense. These increases were partially offset by lower nonconventional fuels tax credits, lower natural gas production and the charge in the current period for closing natural gas price hedge positions.

     Consolidated net income for the twelve months ended June 30, 1996 was $14.6 million or $.42 per share, compared with $44.9 million or $1.30 per share for the twelve months ended June 30, 1995. Earnings for the current period includes an after-tax charge of $74.2 million or $2.12 per share recorded in the fourth quarter of 1995 for the recognition of impairment of assets of $121.2 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The results for the current period also include a non-recurring after-tax gain of $29.1 million or $.83 per share related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs recognized in the fourth and third quarters of 1995, respectively. The increase in net income, excluding the charge and the effect of the settlements, was due to lower depreciation and depletion, higher average prices for produced natural gas, increased retail gas sales reflecting weather that was 16 percent colder than the prior year, higher margins for natural gas marketing and lower interest expense. These increases were partially offset by lower nonconventional fuels tax credits and lower production of natural gas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived from the sale of produced natural gas, oil and natural gas liquids and from contract drilling were $38.4 million for the quarter ended June 30, 1996 compared with $44.1 million for the quarter ended June 30, 1995. The decrease in operating revenues is due primarily to lower average prices and production for natural gas and lower oil prices. The lower average prices for produced natural gas in the current period are due in part to a $2.0 million hedging charge to close natural gas hedge positions related to production for the second half of 1996. Operating revenues for the six months ended June 30, 1996 were $93.8 million compared with $90.4 million for the six months ended June 30, 1995. The increase in operating revenues is due to higher average prices for produced natural gas partially offset by lower natural gas production and lower production and prices of oil. Operating revenues for the twelve months ended June 30, 1996 were $238.2 million compared with $190.7 million for the twelve months ended June 30, 1995. The 1996 period includes $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement and $11.0 million of additional revenue from direct bill settlements. The decrease in operating revenues for the current period, excluding the nonrecurring items, is due primarily to lower production of natural gas and oil and lower prices for oil. These decreases were partially offset by higher average prices for produced natural gas.


                                             THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                   JUNE 30,            JUNE 30,              JUNE 30,
EXPLORATION AND PRODUCTION                     1996      1995       1996      1995      1996        1995
OPERATING REVENUES (THOUSANDS):

  Natural Gas ............................   $19,578   $26,024    $57,939   $53,852   $107,200   $108,775
  Oil ....................................     6,757     8,635     14,374    16,942     29,185     33,090
  Natural Gas Liquids ....................     5,488     5,278      9,875    10,530     19,946     19,868
  Contract Drilling ......................     5,007     2,857      8,171     5,703     16,792     14,594
  Direct Billing Settlements .............      --        --         --        --       32,582
                                                                                                    7,815
  Other ..................................     1,552     1,305      3,397     3,416     32,473      6,558
                                             -------   -------    -------   -------    -------    -------
   Total Revenues ........................   $38,382   $44,099    $93,756   $90,443   $238,178   $190,700
                                             =======   =======    =======   =======    =======    =======

SALES QUANTITIES:
  Natural Gas (MMcf)  ....................    13,711    17,564     30,089    34,826     60,247     67,899
  Oil (MBls) .............................       442       500        892     1,011      1,813      2,010
  Natural Gas Liquids
   (thousands of gallons) ................    16,261    16,087     28,668    31,134     60,581     60,855


     Energy purchased amounted to $3.7 million for the quarter ended June 30, 1996 compared with $2.6 million for the quarter ended June 30, 1995. Energy purchased for the six months ended June 30, 1996 amounted to $8.6 million compared with $5.4 million for the six months ended June 30, 1995. Energy purchased for the twelve months ended June 30, 1996 amounted to $14.1 million compared with $10.3 million for the twelve months ended June 30, 1995. The increase in purchased energy for the current periods is due to higher prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other operating expenses were $34.1 million for the quarter ended June 30, 1996 compared with $44.1 million for the quarter ended June 30, 1995. Other operating expenses for the six months ended June 30, 1996 were $69.0 million compared with $85.9 million for the six months ended June 30, 1995. Other operating expenses for the twelve months ended June 30, 1996 were $220.9 million compared with $166.0 million for the twelve months ended June 30, 1995. The current twelve month period includes a charge of $73.9 million for impairment of assets. The decrease for the current periods, excluding the charge in the twelve-month period, is due to decreased depreciation and depletion reflecting lower depletion rates and lower production.

     Operating income was $.6 million for the quarter ended June 30, 1996 compared with an operating loss of $2.6 million for the quarter ended June 30, 1995. The increase in operating income is due to lower depreciation and depletion, partially offset by lower production of natural gas and lower oil prices. Operating income for the six months ended June 30, 1996 was $16.2 million compared with a loss of $.9 million for the six months ended June 30, 1995. The increase in operating income reflects higher average prices for produced natural gas and lower depreciation and depletion, partially offset by lower production of natural gas and oil and lower oil prices. Operating income for the twelve months ended June 30, 1996 was $3.3 million compared with $14.4 million for the twelve months ended June 30, 1995. The increase in operating income, excluding the effect of the nonrecurring items, is due to lower depreciation and depletion and higher average prices for produced natural gas partially offset by lower production of natural gas and oil and lower prices for oil.

ENERGY MARKETING

     Operating revenues, which are derived primarily from the marketing of natural gas, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $287.3 million for the quarter ended June 30, 1996 compared with $227.2 million for the quarter ended June 30, 1995. The increase in revenues is due to a 26 percent increase in the average price of marketed gas and higher selling prices and production of natural gas liquids. Operating revenues for the six months ended June 30, 1996 were $718.7 million compared with $438.2 million for the six months ended June 30, 1995. The increase in revenues is due to a 54 percent increase in the average price of marketed gas, an 8 percent increase in marketed gas volumes and higher selling prices of natural gas liquids. Operating revenues for the twelve months ended June 30, 1996 were $1,169.8 million compared with $869.2 million for the twelve months ended June 30, 1995. The increase in revenues is due to a 26 percent increase in the average price of marketed gas, a 9 percent increase in marketed gas volumes and higher selling prices of natural gas liquids.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                          THREE MONTHS ENDED        SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                               JUNE 30,                  JUNE 30,                 JUNE 30,

ENERGY MARKETING                           1996        1995         1996         1995         1996       1995
OPERATING REVENUES (THOUSANDS):

     Natural Gas Marketing ...........  $ 264,834    $ 210,787   $  680,213    $ 406,542   $1,099,814   $  804,927
     Natural Gas Liquids .............     19,106       13,806       31,640       26,690       57,969       54,027
     Transportation ..................      1,478        2,417        3,201        4,710        7,896        9,732
     Other ...........................      1,838          226        3,696          299        4,133          510
                                       ----------   ----------   ----------   ----------   ----------   ----------
      Total Revenues .................  $ 287,256    $ 227,236   $  718,750    $ 438,241   $1,169,812   $  869,196
                                       ==========   ==========   ==========   ==========   ==========   ==========

   SALES QUANTITIES:
     Marketed Natural Gas (MMcf) .....    133,157      133,058      276,604      255,283      530,238      488,129

     Natural Gas Liquids
      (thousands of gallons) .........     57,660       49,791       96,732       98,024      196,648      197,554

     Transportation Deliveries (Mmcf)      30,321       30,929       60,598       57,522      125,481      113,269


     Energy purchased was $275.8 million for the quarter ended June 30, 1996 compared with $218.1 million for the quarter ended June 30, 1995. The increase in energy purchased for the current quarter is due to higher gas prices, higher volumes of marketed gas and requirements for the higher production of natural gas liquids. Energy purchased for the six months ended June 30, 1996 was $695.1 million compared with $419.3 million for the six months ended June 30, 1995. Energy purchased for the twelve months ended June 30, 1996 was $1,130.2 million compared with $832.8 million for the twelve months ended June 30, 1995. The increase in energy purchased for the six- and twelve-month periods reflects higher gas prices and higher volumes of marketed gas.

     Other operating expenses were $10.5 million for the quarter ended June 30, 1996 compared with $7.4 million for the quarter ended June 30, 1995. Other operating expenses for the six months ended June 30, 1996 were $17.1 million compared with $14.9 million for the six months ended June 30, 1995. The increase for the current periods is due primarily to higher gas processing expenses reflecting higher production of natural gas liquids and marketing and administrative expenses associated with the gas storage service that began in early 1996. Other operating expenses for the twelve months ended June 30, 1996 were $55.9 million compared with $30.0 million for the twelve months ended June 30, 1995. Other operating expenses for the 1996 period include a charge of $21.2 million for impairment of assets. The increase for the current period, excluding the charge, reflects higher gas processing expenses and costs associated with the gas storage service that began in early 1996.

     Operating results for the quarter ended June 30, 1996 were $1.0 million compared with $1.7 million for the quarter ended June 30, 1995. The decrease is due to lower margins for marketed gas. Operating results for the six months ended June 30, 1996 were $6.5 million compared with $4.0 million for the six months ended June 30, 1995. The increase is due to higher margins and sales for marketed gas. Operating results for the twelve months ended June 30, 1996 were a loss of $16.3 million compared with income of $6.4 million for the twelve months ended June 30, 1995. The decrease in operating income for the twelve-month period, excluding the charge for impairment of assets, is due primarily to increased operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NATURAL GAS DISTRIBUTION

     Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $80.0 million for the quarter ended June 30, 1996 compared with $63.6 million for the quarter ended June 30, 1995. The increase in revenues is due primarily to an increase in industrial and utility gas sales and the effect of commercial customers switching from transportation service to gas sales, partially offset by lower retail rates to pass through lower regulatory purchased gas costs to customers. Operating revenues for the six months ended June 30, 1996 were $263.5 million compared with $225.9 million for the six months ended June 30, 1995. The increase in revenues is due primarily to an increase in retail gas sales reflecting weather that was 9 percent colder than the prior year, an increase in industrial and utility gas sales and the effect of commercial customers switching from transportation service to gas sales, partially offset by lower retail rates to pass through lower regulatory purchased gas costs to customers. Operating revenues for the twelve months ended June 30, 1996 were $418.6 million compared with $376.9 million for the twelve months ended June 30, 1995. The increase in revenues is due to an increase in retail gas sales reflecting weather that was 16 percent colder than the 1995 period, an increase in industrial and utility gas sales and the effect of commercial customers switching from transportation to gas sales.


                                          THREE MONTHS ENDED        SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                               JUNE 30,                 JUNE 30,                  JUNE 30,
NATURAL GAS DISTRIBUTION                  1996          1995        1996         1995         1996          1995
OPERATING REVENUES (THOUSANDS):

     Residential Gas Sales ............ $ 40,613     $ 39,303     $161,881     $162,110     $266,626     $257,591
     Commercial Gas Sales .............   12,684        5,372       53,406       22,206       71,004       43,246
     Industrial and Utility Gas Sales .   24,177       11,929       37,609       16,954       57,883       37,779
     Transportation Service ...........      665        5,660        6,616       21,952       16,394       33,520
     Other ............................    1,844        1,392        3,993        2,715        6,711        4,802
                                        --------     --------     --------     --------     --------     --------
   Total Revenues ..................... $ 79,983     $ 63,656     $263,505     $225,937     $418,618     $376,938
                                        ========     ========     ========     ========     ========     ========
   SALES QUANTITIES (MMCF):
     Residential Gas Sales ............    4,284        4,070       19,301       17,484       31,311
                                                                                                           27,287
     Commercial Gas Sales .............    1,982          581        8,314        2,359       10,449        5,124
     Industrial and Utility Gas Sales .    8,499        6,190       11,888        8,858       21,021       18,640
     Transportation Deliveries ........      979        3,126        3,303        9,435        9,971       13,138
     Heating Degree Days ..............      656          655        3,746        3,451        6,043        5,232


     Energy purchased amounted to $52.7 million for the quarter ended June 30, 1996 compared with $38.0 million for the quarter ended June 30, 1995. Energy purchased for the six months ended June 30, 1996 was $161.7 million compared with $134.7 for the six months ended June 30, 1995. Energy purchased for the twelve months ended June 30, 1996 was $248.7 million compared with $226.5 million for the twelve months ended June 30, 1995. The increase in energy costs for the current periods is due to higher gas sales, partially offset by the pass-through of lower regulatory purchased gas costs to retail customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other operating expenses were $27.4 million for the quarter ended June 30, 1996 compared with $25.4 million for the quarter ended June 30, 1995. Other operating expenses for the six months ended June 30, 1996 were $66.9 million compared with $58.2 million for the six months ended June 30, 1995. Other operating expenses were $144.6 million for the twelve months ended June 30, 1996 compared with $110.7 million for the twelve months ended June 30, 1995. Other operating expenses for the current twelve-month period includes a charge of $20.8 million for impairment of assets. The increase in other operating expenses for the current periods, excluding the charge in the twelve-month period, is due to increased market research and development expenses related to the Company's new unregulated energy services marketing operation.

     Operating results for the quarter ended June 30, 1996 were a loss of $.1 million compared with operating income of $.2 million for the quarter ended June 30, 1995. Operating income for the six months ended June 30, 1996 was $34.9 million compared with $33.0 million for the six months ended June 30, 1995. Operating income was $25.5 million for the twelve months ended June 30, 1996 compared with $39.7 million for the twelve months ended June 30, 1995. The increase in operating income for the current periods, excluding the charge for impairment of assets in the twelve-month period, is due primarily to higher gas sales, partially offset by increased operating expenses.

NATURAL GAS TRANSMISSION

     Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $26.7 million for the quarter ended June 30, 1996 compared with $25.0 million for the quarter ended June 30, 1995. Operating revenues for the six months ended June 30, 1996 were $65.0 million compared with $56.6 million for the six months ended June 30, 1995. Operating revenues for the twelve months ended June 30, 1996 were $127.3 million compared with $111.0 million for the twelve months ended June 30, 1995. Operating revenues for the current twelve month period include $4.8 million related to the Columbia bankruptcy settlement. The increase in revenues for the current periods, excluding the effect of the settlement in the twelve-month period, is due primarily to higher selling prices and increased volumes of marketed natural gas.


                                            THREE MONTHS ENDED         SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,                  JUNE 30,
NATURAL GAS TRANSMISSION                     1996         1995         1996         1995          1996         1995
OPERATING REVENUES (THOUSANDS):

     Industrial and Utility Gas Sales ... $     363    $     363    $     726    $     726    $   1,451     $   1,322
     Marketed Gas Sales .................     7,291        3,791       19,770        8,036       34,042        16,416
     Transportation Service .............    14,167       14,950       34,547       35,799       66,714        69,387
     Storage Service ....................     3,572        4,352        7,192        8,743       14,358        17,442
     Other ..............................     1,230        1,529        2,717        3,326       10,618         6,480
                                          ---------    ---------    ---------    ---------    ---------     ---------
      Total Revenues .................... $  26,623    $  24,985    $  64,952    $  56,630    $ 127,183     $ 111,047
                                          =========    =========    =========    =========    =========     =========

   SALES QUANTITIES (MMCF):
     Industrial and Utility Gas Sales ...      --           --           --              1           (1)            3
     Marketed Gas Sales .................     2,571        1,958        5,720        4,006       12,861         8,237
     Transportation Deliveries ..........    30,542       27,765       65,412       58,194      126,308       117,529


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Energy purchased amounted to $2.9 million for the quarter ended June 30, 1996 compared with $2.8 million for the quarter ended June 30, 1995. Energy purchased for the six months ended June 30, 1996 was $12.4 million compared with $6.1 million for the six months ended June 30, 1995. Energy purchased for the twelve months ended June 30, 1996 was $23.7 million compared with $12.6 million for the twelve months ended June 30, 1995. The increase in energy costs for the current periods is due to higher prices for marketed gas and an increase in marketed gas volumes.

     Other operating expenses were $16.2 million for the quarter ended June 30, 1996 compared with $16.5 million for the quarter ended June 30, 1995. Other operating expenses for the six months ended June 30, 1996 were $31.9 million compared with $33.4 million for the six months ended June 30, 1995. Other operating expenses for the twelve months ended June 30, 1996 were $69.1 million compared with $66.4 million for the twelve months ended June 30, 1995. Other operating expenses for the current twelve-month period include a charge of $5.2 million for impairment of assets. Operating expenses for the current periods, excluding the charge in the twelve-month period, remained substantially the same.

     Operating income was $7.6 million for the quarter ended June 30, 1996, compared with $5.7 million for the quarter ended June 30, 1995. Operating income for the six months ended June 30, 1996 was $20.7 million compared with $17.1 million for the six months ended June 30, 1995. Operating income was $34.5 million for the twelve months ended June 30, 1996 compared with $32.0 million for the twelve months ended June 30, 1995. The increase in operating income for the current periods, excluding the effect of the Columbia settlement and the charge for impairment of assets in the twelve-month period, is due to higher prices for marketed gas, an increase in marketed natural gas sales and lower operating expenses.

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

INVESTING ACTIVITIES

     The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. A total of $129.5 million has been authorized for the 1996 capital expenditure program, with $63.8 allocated to exploration and production, $30.7 million for natural gas marketing, $24.6 million for natural gas distribution and $10.4 million for natural gas transmission. Capital expenditures for the six months ended June 30, 1996 were $42.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1996 capital expenditures with cash generated from operations and temporarily with short-term loans.

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ACTIVITIES

     The Company has adequate borrowing capacity to meet its financing requirements. The Company has a revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At June 30, 1996, $227.3 million of commercial paper was outstanding, including $84.0 million classified as long-term debt as described in Note F to the Consolidated Financial Statements, at an average interest rate of 5.41 percent. Adequate credit is expected to continue to be available in the future.

     See Note F to the Consolidated Financial Statements for a description of changes in the Company's long-term debt.

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

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K during the quarter ended June 30, 1996:

               None.

                                   Signature





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             EQUITABLE RESOURCES, INC.
                                             -------------------------
                                                   (Registrant)





                                            /s/ Jeffrey C. Swoveland
                                            ------------------------
                                               Jeffrey C. Swoveland
                                       Vice President - Finance and Treasurer












Date:  August 14, 1996