Form 10-Q
period 1996-09-30
EQUITABLE RESOURCES INC /PA/
filed 1996-11-14
CIK 33213

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 -------------

                                   FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                         Outstanding at
             Class                                     September 30, 1996
             -----                                     ------------------

  Common stock, no par value                           35,323,988 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     Index


                                    Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of  Consolidated  Income for the
      Three Months Ended  September 30,
      1996 and 1995,  the Nine Months Ended
      September 30, 1996 and 1995 and the
      Twelve Months Ended September 30,
      1996 and 1995                                                    1

   Statements of Consolidated Cash Flows
      for the Three Months Ended September 30, 1996
      and 1995, the Nine Months Ended September 30, 1996
      and 1995 and the Twelve Months Ended
      September 30, 1996 and 1995                                      2

   Consolidated Balance Sheets, September 30, 1996
      and 1995 and December 31, 1995                                 3 - 4

   Long-Term Debt, September 30, 1996 and 1995                         5

   Notes to Consolidated Financial Statements                        6 - 7

   Gas Produced, Purchased and Sold                                 8 - 13

   Information by Business Segment                                    14

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 15 - 22

PART II.  OTHER INFORMATION                                           23

SIGNATURE                                                             24


                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                        Statements of Consolidated Income
                                      (Thousands Except Per Share Amounts)


                                   Three Months Ended           Nine Months Ended          Twelve Months Ended
                                      September 30,               September 30,               September 30,

                                   1996          1995           1996          1995         1996         1995


Operating Revenues...........   $  357,011   $ 270,992      $ 1,389,056   $ 992,217   $ 1,822,829  $ 1,336,125
Cost of Energy Purchased.....      262,943     171,604        1,034,786     648,882     1,297,261      872,721
                                ----------    --------      -----------   ---------   -----------   ----------

     Net operating revenues..       94,068      99,388          354,270     343,335       525,568      463,404
                                ----------    --------      -----------   ---------   -----------   ----------

Operating Expenses:
   Operation.................       54,543      45,369          158,126     143,303       213,325      192,987
   Maintenance...............        7,653       6,443           19,920      19,644        26,911       28,207
   Depreciation and depletion       20,805      26,726           62,463      84,151        82,937      108,905
   Impairment of assets......            -           -                -           -       121,081            -
   Taxes other than income...        7,207       6,392           31,515      28,435        44,918       39,135
                                ----------    --------      -----------   ---------   -----------   ----------

     Total operating expenses       90,208      84,930          272,024     275,533       489,172      369,234
                                ----------    --------      -----------   ---------   -----------   ----------

Operating Income.............        3,860      14,458           82,246      67,802        36,396       94,170
Other Income.................         (751)     (1,427)           4,104      (1,591)        6,082          254
Interest Charges.............       10,311      12,674           30,723      38,218        42,603       49,807
                                ----------    --------      -----------   ---------   -----------   ----------

Income (Loss)
   Before Income Taxes.......       (7,202)        357           55,627      27,993          (125)      44,617

Income Taxes (Benefits)......       (3,515)     (1,327)          19,660        (283)       (9,364)         409
                                ----------    --------      -----------   ---------   -----------   ----------

Net Income (Loss)............   $   (3,687)   $  1,684      $    35,967   $  28,276   $     9,239   $   44,208
                                ==========    ========      ===========   =========   ===========   ==========


Average Common
  Shares Outstanding.........       35,267      34,846           35,143      34,733        35,107       34,686
                                ==========    ========      ===========   =========   ===========   ==========


Earnings (Loss) Per Share of
   Common Stock..............       $(.10)        $.05            $1.02        $.81          $.26        $1.27
                                    =====         ====            =====        ====          ====        =====


Dividends Per Share of
   Common Stock..............         $.29        $.29             $.88        $.88         $1.18        $1.18
                                      ====        ====             ====        ====         =====        =====



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Statements of Consolidated Cash Flows
                                                   (Thousands)



                                                Three Months Ended    Nine Months Ended    Twelve Months Ended
                                                   September 30,        September 30,         September 30,
                                                   1996     1995       1996      1995        1996      1995


Cash Flows from Operating Activities:
   Net income (loss).........................  $ (3,687) $  1,684    $ 35,967   $ 28,276   $   9,239  $ 44,208
                                               --------  --------    --------   --------   ---------  --------

   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Impairment of assets...................         -         -           -          -     121,081        -
      Depreciation and depletion.............    20,805    26,726      62,463     84,151      82,937   108,905
      Deferred income taxes (benefits).......    10,951     6,560      25,895     (7,637)    (40,816)  (14,598)
      Other - net............................      (424)   (2,577)      3,118       (341)      2,692      (237)
      Changes in other assets and liabilities:
        Accounts receivable and unbilled
          revenues                               58,876    30,019      78,635     29,758     (25,398)   (2,262)
        Gas stored underground...............   (10,466)   (5,668)     (8,188)     1,879      (4,888)    1,989
        Material and supplies................     1,587    (2,224)      3,506     (1,190)      4,850      (561)
        Deferred purchased gas cost..........   (16,581)  (13,958)    (46,699)    12,571     (44,540)   19,187
        Prepaid expenses and other...........   (36,358)  (13,406)    (27,583)   (18,865)    (17,472)  (21,663)
        Accounts payable.....................      (459)   (6,696)    (29,826)   (14,664)     43,629    (4,285)
        Accrued taxes........................    (2,675)   (3,605)       (918)    (9,141)      6,742       861
        Accrued interest.....................    (2,418)    4,596      (8,474)    (1,041)     (5,623)      631
        Refunds due customers................       109    (5,656)        938     (6,704)      1,390    (5,758)
        Customer credit balances.............     5,258     7,692      (3,376)      (690)     (3,354)    3,940
        Deferred revenue.....................    (6,518)        -     (19,812)         -     110,062         -
        Other - net..........................     2,409    (6,006)      3,522      6,762       5,315     4,436
                                               --------  --------    --------   --------   ---------  --------

          Total adjustments..................    24,096    15,797      33,201     74,848     236,607    90,585
                                               --------  --------    --------   --------   ---------  --------
            Net cash provided by
              operating activities...........    20,409    17,481      69,168    103,124     245,846   134,793
                                               --------  --------    --------   --------   ---------  --------

Cash Flows from Investing Activities:
   Capital expenditures......................   (38,493)  (26,954)    (81,175)   (81,944)   (117,343) (127,542)
   Proceeds from sale of property............        40     3,468       1,543      4,221      21,932     4,611
                                               --------  --------    --------   --------   ---------  --------
            Net cash used in
               investing activities             (38,453)  (23,486)    (79,632)   (77,723)    (95,411) (122,931)
                                               --------  --------    --------   --------   ---------  --------

Cash Flows from Financing Activities:
   Issuance of common stock..................       496       536       1,687      1,738       2,705     2,230
   Purchase of treasury stock................         -        (7)         (8)       (81)       (167)     (476)
   Dividends paid............................   (10,418)  (10,312)    (31,126)   (30,774)    (41,450)  (40,959)
   Proceeds from issuance of long-term debt..   144,919         -     144,919     17,878     144,877    17,776
   Repayments and retirements of long-term debt (65,617)  (14,500)   (150,440)   (14,500)   (160,440)  (14,500)

   Increase (decrease) in short-term loans...   (38,003)   51,878      54,649      6,652     (86,303)   37,952
                                               --------  --------    --------   --------   ---------  --------
            Net cash provided (used) by
              financing activities...........   (31,377)   27,595      19,681    (19,087)   (140,778)    2,023
                                               --------  --------    --------   --------   ---------  --------

Increase in cash and cash equivalents........    13,333    21,590       9,217      6,314       9,657    13,885
Cash and cash equivalents at
     beginning of period                         26,053     8,139      30,169     23,415      29,729    15,844
                                               --------  --------    --------   ---------  ---------  --------

Cash and cash equivalents at end of period...  $ 39,386  $ 29,729    $ 39,386   $ 29,729   $  39,386  $ 29,729
                                               ========  ========    ========   ========   =========  ========

Cash paid during the period for:
   Interest (net of amount capitalized)......  $  6,659  $  7,601    $ 31,471   $ 36,979   $  40,851  $ 46,104
                                               ========  ========    ========   ========   =========  ========

   Income taxes..............................  $    486  $  4,725    $ 10,117   $ 12,266   $  39,123  $ 15,350
                                               ========  ========    ========   ========   =========  ========



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                       September 30,            December 31,
                                                                     1996          1995             1995

                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $      39,386   $     29,729    $      30,169
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     September 30, 1996 $12,966; 1995 $9,912;
     December 31, 1995, $10,539)...........................         186,206        163,486          240,846
   Unbilled revenues ......................................           5,330          5,706           31,752
   Gas stored underground - current inventory..............          18,110         13,222            9,922
   Material and supplies...................................           9,071         14,066           12,577
   Deferred purchased gas cost.............................          56,859         12,319           10,160
   Prepaid expenses and other..............................          69,906         52,434           42,323
                                                              -------------   ------------    -------------

        Total current assets...............................         384,868        290,962          377,749
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Exploration and production (successful efforts method)..         893,340      1,012,384          869,329
   Energy marketing........................................         310,336        321,576          295,061
   Natural gas distribution................................         583,751        576,716          568,272
   Natural gas transmission................................         392,135        391,047          388,986
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,179,562      2,301,723        2,121,648

     Less accumulated depreciation and depletion...........         713,512        719,190          664,065
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,466,050      1,582,533        1,457,583
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets.......................................          72,638         89,706           85,241
   Other...................................................          56,156         46,857           41,235
                                                              -------------   ------------    -------------

     Total other assets....................................         128,794        136,563          126,476
                                                              -------------   ------------    -------------

        Total..............................................   $   1,979,712   $  2,010,058    $   1,961,808
                                                              =============   ============    =============


                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                      September 30,           December 31,
                                                                   1996           1995             1995

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Long-term debt payable within one year.............      $          -    $      10,000   $           -
   Short-term loans...................................           189,649          275,952         135,000
   Accounts payable...................................           152,359          108,730         182,185
   Accrued taxes......................................            17,189           10,447          18,107
   Accrued interest...................................             6,368           11,991          14,842
   Refunds due customers..............................            16,941           15,551          16,003
   Deferred income taxes..............................            17,354            2,391          (1,506)
   Customer credit balances...........................             6,383            9,737           9,759
   Other..............................................            15,782           12,759          14,889
                                                            ------------    -------------   -------------

        Total current liabilities.....................           422,025          457,558         389,279
                                                            ------------    -------------   -------------

Long--Term Debt .......................................          421,920          415,313         415,527
                                                           -------------    -------------   -------------

Deferred and Other Credits:
   Deferred income taxes..............................           253,178          334,774         265,737
   Deferred investment tax credits....................            20,164           21,266          20,991
   Deferred revenue...................................           110,062                -         129,874
   Other..............................................            23,519           29,533          25,321
                                                            ------------    -------------   -------------

        Total deferred and other credits..............           406,923          385,573         441,923
                                                            ------------    -------------   -------------

Capitalization:
   Common stockholders' equity:
     Common  stock,  no par  value,  authorized
        80,000  shares;  shares  issued
        September 30, 1996, 35,492; September 30, 1995,
        35,383; December 31, 1995, 35,414.............           227,038          222,982         223,854
     Retained earnings ...............................           506,877          538,978         502,036
     Treasury stock, shares at cost September 30, 1996,
        168; September 30, 1995, 402;
        December 31, 1995, 407........................            (3,998)          (9,514)         (9,673)
     Foreign currency translation.....................            (1,073)            (832)         (1,138)
                                                            ------------    -------------   -------------

        Total common stockholders' equity.............           728,844          751,614         715,079
                                                            ------------    -------------   -------------

            Total.....................................      $  1,979,712    $   2,010,058   $   1,961,808
                                                            ============    =============   =============


                                EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                              Long-Term Debt
                                                (Thousands)

                                                                   Annual                 Maturities
                                                               Debt Maturities          After One Year
                                                                September 30,            September 30,
                                                             1996         1995        1996          1995

8 1/4% Debentures, due July 1, 1996...................      $          $          $             $    75,000
7 1/2% Debentures, due July 1, 1999
    ($75,000 principal amount net of
    unamortized original issue discount) (a)..........                                 72,013        71,103
7 3/4% Debentures, due July 15, 2026..................                                150,000
9 1/2% Convertible subordinated
    debentures, due January 15, 2006..................                                    527           710
9.9% Debentures, due April 15, 2013 (b)...............                                  5,880        75,000
Medium-Term Notes:
    7.2% to 9.0% Series A, due 1998 thru 2021.........                                100,000       100,000
    5.1% to 7.6% Series B, due 2003 thru 2023.........                    10,000       75,500        75,500
    6.8% to 7.6% Series C, due 2007 thru 2018.........                                 18,000        18,000
                                                            --------   ---------  -----------   -----------

       Total..........................................      $      -   $  10,000  $   421,920   $   415,313
                                                            ========   =========  ===========   ===========


(a)  Not redeemable prior to maturity.

(b) $69,120,000 retired as of September 30, 1996 through tender offer. See Note G to the Consolidated Financial Statements.


                  Equitable Resources, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

A. The accompanying financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and 1995 and the results of operations for the three, nine and twelve months then ended and cash flows for the three, nine and twelve months then ended. All of the adjustments are of a normal recurring nature.

C. The results of operations for the three- and nine-month periods ended September 30, 1996 and 1995 are not indicative of results for a full year because of the seasonal nature of the Company's operations.

D.  In September 1996 and 1995,  the  Pennsylvania  Public Utility  Commission
    (PUC) approved Equitable Gas Company's collection of $7.8 million and $18.8 million, respectively, related to the direct billing settlement with Kentucky West Virginia Gas Company, an affiliate, for the recovery of higher NGPA prices on natural gas produced between 1978 and 1983 as approved by the Federal Energy Regulatory Commission in 1989. The 1995 amount includes $11.0 million for accelerated collection of amounts that would have otherwise been approved by the PUC, and recognized in income, in later years. As a result of the PUC approvals, net income for the periods ended September 30, 1996 and 1995 includes approximately $4.7 and $11.3 million, respectively, related to the settlement. Approximately $10.2 million from the settlement remains to be recovered in future gas cost filings with the PUC over the next two years.

E. At September 30, 1996, 2,539,000 shares of Common Stock were reserved as follows: 49,000 shares for conversion of the 9 1/2% Convertible
    Subordinated Debentures, 584,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, and 104,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

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

    In September 1996, the Company purchased all of the outstanding stock of Pequod Associates, Inc. (Pequod) for $1.7 million. The effect of this acquisition on the consolidated financial statements of the Company is not material. Pequod is an engineering consulting firm specializing in water efficiency and program development, energy efficiency studies, and technical training for water agency personnel.

G. On June 28, 1996, the Company funded the retirement of $75 million of 8 1/4% Debentures due July 1, 1996.

    On June 25, 1996, the Company commenced a tender offer for the purchase of all of the outstanding 9.9% Debentures due April 15, 2013. As of September 30, 1996, $69.1 million of the Debentures were tendered for purchase leaving $5.9 million outstanding.

    The Company filed a shelf registration with the Securities and Exchange Commission effective in June 1996 to issue $250 million of long-term debt. On July 29, 1996 the Company issued $150 million of 30-year Debentures with a coupon rate of 7 3/4%. The proceeds were used to finance the retirement of 8 1/4% Debentures and purchase of 9.9% Debentures as described above.


                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1996


                                                    Exploration     Energy     Natural Gas   Natural Gas  Intersegment
                                                  and Production   Marketing  Distribution  Transmission  Eliminations  Consolidated


Gas Produced, Purchased and Sold (MMcf):
       Produced.................................       13,696                          30          631                       14,357
                                                     --------      ---------     --------    ---------      ---------     ---------

       Purchased:
         Other producers........................                     132,631       14,181        1,717                      148,529
         Inter-segment purchases................          647            320        2,576                      (3,543)
                                                     --------      ---------     --------    ---------      ---------     ---------
             Total purchases....................          647        132,951       16,757        1,717         (3,543)      148,529
                                                     --------      ---------     --------    ---------      ---------     ---------
                 Total produced and purchased...       14,343        132,951       16,787        2,348         (3,543)      162,886
       Deduct:
         Net increase (decrease) in gas
            in storage                                                              3,597                                     3,597
         Extracted natural gas liquids
           (equivalent gas volumes).............          464          1,972                                                  2,436
         System use and unaccounted for.........          143            418          836           25                        1,422
                                                     --------      ---------     --------    ---------      ---------     ---------
                 Total..........................       13,736        130,561       12,354        2,323         (3,543)      155,431
                                                     ========      =========     ========    =========      =========     =========

Gas Sales (MMcf):
       Residential..............................                                    2,087                                     2,087
       Commercial...............................                                    1,012                                     1,012
       Industrial and Utility...................                                    9,255                       1,512        10,767
       Production...............................       13,696                                                     (24)       13,672
       Marketing................................           40        130,561                     2,323         (5,031)      127,893
                                                     --------      ---------     --------    ---------      ---------     ---------
                 Total..........................       13,736        130,561       12,354        2,323         (3,543)      155,431
                                                     ========      =========     ========    =========      =========     =========

Natural Gas Transported (MMcf)..................                      31,260          758       34,503        (22,934)       43,587
                                                     ========      =========     ========    =========      =========     =========

Oil Produced and Sold (thousands of bls)........          420                                                                   420
                                                     ========                                                             =========

Natural Gas Liquids Sold
  (thousands of gallons)........................       17,172         59,613                                                 76,785
                                                     ========      =========                                              =========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                 $10.852
       Commercial Gas Sales.....................                                   5.878
       Industrial and Utility Gas Sales.........                                   2.694
       Produced Natural Gas.....................      $1.633
       Marketed Natural Gas.....................       2.400         $1.891                    $1.365
       Oil (per barrel).........................      14.705
       Natural Gas Liquids (per gallon).........        .301           .333





                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1995


                                                    Exploration     Energy    Natural Gas   Natural Gas  Intersegment
                                                  and Production   Marketing Distribution  Transmission  Eliminations   Consolidated


Gas Produced, Purchased and Sold (MMcf):
       Produced.................................       14,102                       43            592                        14,737
                                                     --------     ---------   --------      ---------     ---------       ---------
       Purchased:
         Other producers........................                    115,506      8,757          2,095                       126,358
         Inter-segment purchases................          728        11,606      2,390                      (14,724)
                                                     --------     ---------   --------      ---------     ---------       ---------
             Total purchases....................          728       127,112     11,147          2,095       (14,724)        126,358
                                                     --------     ---------   --------      ---------     ---------       ---------
                 Total produced and purchased...       14,830       127,112     11,190          2,687       (14,724)        141,095
       Deduct:
         Net increase (decrease) in
            gas in storage                                                       3,233           (277)                        2,956
         Extracted natural gas liquids
           (equivalent gas volumes).............          448         1,678                                                   2,126
         System use and unaccounted for.........          138           407      2,020           (339)                        2,226
                                                     --------     ---------   --------      ---------     ---------       ---------
                 Total..........................       14,244       125,027      5,937          3,303       (14,724)        133,787
                                                     ========     =========   ========      =========     =========       =========

Gas Sales (MMcf):
       Residential..............................                                 1,904                                        1,904
       Commercial...............................                                   397                                          397
       Industrial and Utility...................                                 3,636              2        (2,378)          1,260
       Production...............................       14,102                                                   (28)         14,074
       Marketing................................          142       125,027                     3,301       (12,318)        116,152
                                                     --------     ---------   --------      ---------     ---------       ---------
                 Total..........................       14,244       125,027      5,937          3,303       (14,724)        133,787
                                                     ========     =========   ========      =========     =========       =========

Natural Gas Transported (MMcf)..................                     38,171      2,135         27,999       (19,869)         48,436
                                                     ========     =========   ========      =========     =========       =========

Oil Produced and Sold (thousands of bls)........          482                                                                   482
                                                     ========                                                             =========

Natural Gas Liquids Sold
  (thousands of gallons)........................       16,199        51,011                                                  67,210
                                                     ========     =========                                               =========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                              $11.239
       Commercial Gas Sales.....................                                9.023
       Industrial and Utility Gas Sales.........                                1.743            N/A
       Produced Natural Gas.....................      $1.432
       Marketed Natural Gas.....................       1.155        $1.471                    $1.768
       Oil (per barrel).........................      16.060
       Natural Gas Liquids (per gallon).........        .294          .260




                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                    Exploration     Energy     Natural Gas    Natural Gas  Intersegment
                                                  and Production   Marketing  Distribution   Transmission  Eliminations Consolidated


Gas Produced, Purchased and Sold (MMcf):
       Produced.................................      43,785                         92          1,784                        45,661
                                                    --------       --------     -------        -------        --------      --------
       Purchased:
         Other producers........................                    392,516      46,276          6,333                       445,125
         Inter-segment purchases................       1,839         21,004       9,569                        (32,412)
                                                     -------       --------     -------        -------        --------
             Total purchases....................       1,839        413,520      55,845          6,333         (32,412)      445,125
                                                     -------       --------     -------        -------        --------      --------
                 Total produced and purchased...      45,624        413,520      55,937          8,117         (32,412)      490,786
       Deduct:
         Net increase (decrease)
           in gas in storage                                                      1,106                                        1,106
         Extracted natural gas liquids
           (equivalent gas volumes).............       1,346          5,186                                                    6,532
         System use and unaccounted for.........         387          1,169       2,974             74                         4,604
                                                     -------       --------     -------        -------        --------      --------
                 Total..........................      43,891        407,165      51,857          8,043         (32,412)      478,544
                                                     =======       ========     =======        =======        ========      ========

Gas Sales (MMcf):
       Residential..............................                                 21,388                                       21,388
       Commercial...............................                                  9,326                                        9,326
       Industrial and Utility...................                                 21,143                            (47)       21,096
       Production...............................      43,785                                                      (423)       43,362
       Marketing................................         106        407,165                      8,043         (31,942)      383,372
                                                     -------       --------     -------        -------        --------      --------
                 Total..........................      43,891        407,165      51,857          8,043         (32,412)      478,544
                                                     =======       ========     =======        =======        ========      ========

Natural Gas Transported (MMcf)..................                     91,858       4,061         99,915         (77,849)      117,985
                                                     =======       ========     =======        =======        ========      ========

Oil Produced and Sold (thousands of bls)........       1,312                                                                   1,312
                                                     =======                                                                ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      45,840        156,345                                                  202,185
                                                     =======       ========                                                 ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                 $8.628
       Commercial Gas Sales.....................                                  6.364
       Industrial and Utility Gas Sales.........                                  2.958
       Produced Natural Gas.....................      $1.834
       Marketed Natural Gas.....................       3.208         $2.277                     $2.852
       Oil (per barrel).........................      15.663
       Natural Gas Liquids (per gallon).........        .328           .329




                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                   Exploration    Energy     Natural Gas    Natural Gas  Intersegment
                                                 and Production  Marketing  Distribution   Transmission  Eliminations  Consolidated



Gas Produced, Purchased and Sold (MMcf):
       Produced  ...............................      48,928                      105          1,684                         50,717
                                                     -------      --------    -------       --------       ---------       --------

       Purchased:
         Other producers........................                   347,487     27,849          5,114                        380,450
         Inter-segment purchases................       2,454        38,980      9,314                       (50,748)
                                                     -------      --------    -------       --------       --------        --------
             Total purchases....................       2,454       386,467     37,163          5,114        (50,748)        380,450
                                                     -------      --------    -------       --------       --------        --------
               Total produced and purchased.....      51,382       386,467     37,268          6,798        (50,748)        431,167
       Deduct:
         Net increase (decrease) in gas
           in storage                                                             340           (277)                            63
         Extracted natural gas liquids
           (equivalent gas volumes).............       1,400         4,921                                                    6,321
         System use and unaccounted for.........         414         1,236      2,290           (235)                         3,705
                                                     -------      --------    -------       ---------      --------        --------
               Total............................      49,568       380,310     34,638          7,310        (50,748)        421,078
                                                     =======      ========    =======       ========       ========        ========

Gas Sales (MMcf):
       Residential..............................                               19,388                                        19,388
       Commercial...............................                                2,756                                         2,756
       Industrial and Utility...................                               12,494              3         (6,087)          6,410
       Production...............................      48,928                                                   (336)         48,592
       Marketing ...............................         640       380,310                     7,307        (44,325)        343,932
                                                     -------      --------    -------       --------       --------        --------
               Total............................      49,568       380,310     34,638          7,310        (50,748)        421,078
                                                     =======      ========    =======       ========       ========        ========

Natural Gas Transported (MMcf)..................                    95,693     11,570         86,193        (69,795)        123,661
                                                     =======      ========    =======       ========       ========        ========

Oil Produced and Sold (thousands of bls)........       1,493                                                                  1,493
                                                     =======                                                               ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      47,333       149,035                                                  196,368
                                                     =======      ========                                                 ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                               $9.465
       Commercial Gas Sales.....................                                9.357
       Industrial and Utility Gas Sales.........                                1.864
       Produced Natural Gas.....................      $1.513
       Marketed Natural Gas.....................       1.506        $1.553                    $1.899
       Oil (per barrel).........................      16.532
       Natural Gas Liquids (per gallon).........        .323          .268



                                                                            TWELVE MONTHS ENDED SEPTEMBER 30, 1996

                                                    Exploration    Energy      Natural Gas  Natural Gas   Intersegment
                                                  and Production  Marketing   Distribution  Transmission  Eliminations Consolidated


Gas Produced, Purchased and Sold (MMcf):
       Produced ................................      59,841                         127        2,660                        62,628
                                                     -------      --------       -------     --------       --------       --------
       Purchased:
         Other producers........................                   504,871        54,134        9,255                       568,260
         Inter-segment purchases................       2,531        39,289        13,804                     (55,624)
                                                     -------      --------       -------     --------       --------
             Total purchases....................       2,531       544,160        67,938        9,255        (55,624)       568,260
                                                     -------      --------       -------     --------       --------       --------
                 Total produced and purchased...      62,372       544,160        68,065       11,915        (55,624)       630,888
       Deduct:
         Net increase (decrease) in gas in storage                                  (629)           1                          (628)
         Extracted natural gas liquids
         (equivalent gas volumes)...............       1,817         6,805                                                    8,622
         System use and unaccounted for.........         530         1,583          (504)          34                         1,643
                                                     -------      --------       -------     --------       --------       --------
                 Total..........................      60,025       535,772        69,198       11,880        (55,624)       621,251
                                                     =======      ========       =======     ========       ========       ========

Gas Sales (MMcf):
       Residential..............................                                  31,494                                     31,494
       Commercial...............................                                  11,064                                     11,064
       Industrial and Utility...................                                  26,640           (3)        (8,018)        18,619
       Production...............................      59,841                                                    (552)        59,289
       Marketing................................         184       535,772                     11,883        (47,054)       500,785
                                                     -------      --------       -------     --------       --------       --------
                 Total..........................      60,025       535,772        69,198       11,880        (55,624)       621,251
                                                     =======      ========       =======     ========       ========       ========

Natural Gas Transported (MMcf)..................                   118,570         8,594      132,812       (106,452)       153,524
                                                     =======      ========       =======     ========       ========       ========

Oil Produced and Sold (thousands of bls)........       1,751                                                                  1,751
                                                     =======                                                               ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      61,554       205,250                                                  266,804
                                                     =======      ========                                                 ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                  $8.506
       Commercial Gas Sales.....................                                   6.632
       Industrial and Utility Gas Sales.........                                   2.871
       Produced Natural Gas.....................      $1.828
       Marketed Natural Gas.....................       2.870        $2.170                      $2.640
       Oil (per barrel).........................      15.774
       Natural Gas Liquids (per gallon).........        .331          .315





                                                                            TWELVE MONTHS ENDED SEPTEMBER 30, 1995


                                                   Exploration     Energy     Natural Gas    Natural Gas  Intersegment
                                                 and Production   Marketing  Distribution   Transmission  Eliminations  Consolidated

Gas Produced, Purchased and Sold (MMcf):
     Produced...................................      66,361                       145          2,136                       68,642
                                                     -------      --------     -------       --------       --------      --------
     Purchased:
        Other producers.........................                   453,124      40,234          6,632                      499,990
        Inter-segment purchases.................       3,224        50,201      13,022             63        (66,510)
                                                     -------      --------     -------       --------       --------
          Total purchases.......................       3,224       503,325      53,256          6,695        (66,510)      499,990
                                                     -------      --------     -------       --------       --------      --------
             Total produced and purchased ......      69,585       503,325      53,401          8,831        (66,510)      568,632
     Deduct:
        Net increase (decrease) in gas in storage                                  355           (277)                          78
        Extracted natural gas liquids
          (equivalent gas volumes) .............       1,897         6,473                                                   8,370
        System use and unaccounted for..........         553         1,645       6,595           (252)                       8,541
                                                     -------      --------     -------       --------       --------      --------
             Total..............................      67,135       495,207      46,451          9,360        (66,510)      551,643
                                                     =======      ========     =======       ========       ========      ========

Gas Sales (MMcf):
     Residential................................                                27,266                                      27,266
     Commercial ................................                                 4,275                                       4,275
     Industrial and Utility.....................                                14,910            (25)        (6,230)        8,655
     Production.................................      66,361                                                  (2,591)       63,770
     Marketing..................................         774       495,207                      9,385        (57,689)      447,677
                                                     -------      --------     -------       --------       --------      --------
             Total..............................      67,135       495,207      46,451          9,360        (66,510)      551,643
                                                     =======      ========     =======       ========       ========      ========

Natural Gas Transported (MMcf)..................                   121,475      14,110        109,193        (86,898)      157,880
                                                     =======      ========     =======       ========       ========      ========

Oil Produced and Sold (thousands of bls)........       1,999                                                                 1,999
                                                     =======                                                              ========

Natural Gas Liquids Sold
  (thousands of gallons)........................      62,813       196,433                                                 259,246
                                                     =======      ========                                                ========

Average Selling Price:
       Residential Gas Sales (per Mcf)..........                                $9.465
       Commercial Gas Sales.....................                                 9.160
       Industrial and Utility Gas Sales.........                                 1.912
       Produced Natural Gas.....................    $  1.540
       Marketed Natural Gas.....................       1.568        $1.575                     $1.917
       Oil (per barrel).........................      16.331
       Natural Gas Liquids (per gallon).........        .326          .273





                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                         Information by Business Segment
                                                   (Thousands)



                                       Three Months Ended         Nine Months Ended       Twelve Months Ended
                                          September 30,             September 30,            September 30,

                                         1996       1995          1996        1995        1996       1995

                                                                    (Thousands)

OPERATING REVENUES:

Exploration and production......      $ 53,735   $  57,080   $  147,491   $ 147,523   $  234,833  $  195,050
Energy marketing................       282,443     200,399    1,001,193     638,640    1,251,856     844,240
Natural gas distribution........        55,005      36,052      318,510     261,989      437,571     366,966
Natural gas transmission........        22,551      25,660       87,503      82,290      124,074     111,386
Sales between segments..........       (56,723)    (48,199)    (165,641)   (138,225)    (225,505)   (181,517)
                                      --------   ---------    ---------   ---------   ----------  ----------
         Total..................      $357,011   $ 270,992   $1,389,056   $  992,217  $1,822,829  $1,336,125
                                      ========   =========    =========   ==========  ==========  ==========

OPERATING INCOME (LOSS):

  Exploration and production....      $ 10,870   $  14,296    $  27,068   $  13,416   $     (171)  $  17,790
  Energy marketing..............        (5,027)        (74)       1,481       3,905      (21,269)      5,314
  Natural gas distribution......        (5,609)     (6,192)      29,331      26,829       26,023      37,641
  Natural gas transmission......         3,626       6,428       24,366      23,652       31,813      33,425
                                      --------   ---------    ---------   ---------   ----------   ---------
         Total..................      $  3,860   $  14,458    $  82,246   $  67,802   $   36,396  $   94,170
                                      ========   =========    =========   =========   ==========   ==========

CAPITAL EXPENDITURES:

  Exploration and production....      $ 20,420   $   7,679    $  40,357   $  38,085   $   47,058   $  58,119
  Energy marketing..............         9,011       6,258       18,534      12,158       30,540      23,261
  Natural gas distribution......         8,526      10,590       20,240      26,297       36,138      36,485
  Natural gas transmission......           536       2,427        2,044       5,404        3,607       9,677
                                      --------   ---------    ---------   ---------   ----------   ---------
         Total..................      $ 38,493   $  26,954    $  81,175   $  81,944   $  117,343   $  127,542
                                      ========   =========    =========   =========   ==========   ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Operating results for the quarter ended September 30, 1996 were a loss of $3.7 million or $.10 per share, compared with income of $1.7 million or $.05 per share for the quarter ended September 30, 1995. The 1995 period includes $6.5 million or $.19 per share resulting from the Pennsylvania Public Utility Commission approval for accelerated collection of gas costs as described in Note D to the Consolidated Financial Statements. The improved results, excluding the nonrecurring income in the 1995 period, are due to lower depreciation and depletion expense, higher prices for produced natural gas and lower interest expense. These benefits were partially offset by lower nonconventional fuels tax credits and start-up costs for ERI Services, the Company's full-service energy marketing subsidiary.

     Consolidated net income for the nine months ended September 30, 1996 was $36.0 million or $1.02 per share, compared with $28.3 million or $.81 per share for the nine months ended September 30, 1995. The increase in earnings is due to lower depreciation and depletion, higher prices for produced natural gas and lower interest expense. These increases were partially offset by lower nonconventional fuels tax credits and lower natural gas production.

     Consolidated net income for the twelve months ended September 30, 1996 was $9.2 million or $.26 per share, compared with $44.2 million or $1.27 per share for the twelve months ended September 30, 1995. Earnings for the current period includes an after-tax charge of $74.2 million or $2.12 per share recorded in the fourth quarter of 1995 for the recognition of impairment of assets of $121.2 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The results for the current period also include a non-recurring after-tax gain of $29.1 million or $.83 per share related to the Columbia Gas Transmission (Columbia) bankruptcy settlement recognized in the fourth quarter of 1995. The increase in net income, excluding the charge and the effect of the settlement, was due to lower depreciation and depletion, higher average prices for produced natural gas, increased retail gas sales, and lower interest expense. These increases were partially offset by lower nonconventional fuels tax credits and lower production of natural gas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

EXPLORATION AND PRODUCTION

     Operating revenues, which are derived from the sale of produced natural gas, oil and natural gas liquids and from contract drilling were $53.7 million for the quarter ended September 30, 1996 compared with $57.1 million for the quarter ended September 30, 1995 which includes $11.0 million of additional revenues from direct billing settlements. Operating revenues of $147.5 million for the nine months ended September 30, 1996 were unchanged from the nine months ended September 30, 1995. The increase in operating revenues for the current quarter and nine-month period, excluding the $11.0 million of additional revenues in the 1995 periods, is due to higher average prices for produced natural gas, higher contract drilling revenues and amortization of a portion of deferred revenues partially offset by lower natural gas production and lower production and prices of oil. Operating revenues for the twelve months ended September 30, 1996 were $234.8 million compared with $195.1 million for the twelve months ended September 30, 1995. The 1996 period includes $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement and the 1995 period includes $11.0 million of additional revenue from direct bill settlements. The increase in operating revenues for the current period, excluding the nonrecurring items, is due primarily to higher average prices for produced natural gas and higher contract drilling revenues partially offset by lower natural gas production and lower production and prices of oil.


                                   THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
EXPLORATION AND PRODUCTION ....     1996        1995       1996       1995       1996       1995
OPERATING REVENUES (THOUSANDS):

Natural Gas ...................   $ 22,360   $ 20,196   $ 80,299   $ 74,048   $109,364   $102,223
Oil ...........................      6,176      7,741     20,550     24,683     27,620     32,645
Natural Gas Liquids ...........      5,167      4,765     15,042     15,295     20,348     20,475
Contract Drilling .............      6,079      4,272     14,250      9,975     18,599     14,357
Direct Billing
   Settlements ................      7,815     18,807      7,815     18,807     21,590     18,807
Other .........................      6,138      1,299      9,535      4,715     37,312      6,543
                                  --------   --------   --------   --------   --------   --------
 Total Revenues ...............   $ 53,735   $ 57,080   $147,491   $147,523   $234,833   $195,050
                                  ========   ========   ========   ========   ========   ========

SALES QUANTITIES:
  Natural Gas (MMcf)  .........     13,696     14,102     43,785     48,928     59,841     66,361
  Oil (MBls) ..................        420        482      1,312      1,493      1,751      1,999
  Natural Gas Liquids
   (thousands of
    gallons) ..................     17,172     16,199     45,840     47,333     61,554     62,813


     Energy purchased amounted to $3.5 million for the quarter ended September 30, 1996 compared with $2.4 million for the quarter ended September 30, 1995. Energy purchased for the nine months ended September 30, 1996 amounted to $12.2 million compared with $7.8 million for the nine months ended September 30, 1995. Energy purchased for the twelve months ended September 30, 1996 amounted to $15.3 million compared with $10.4 million for the twelve months ended September 30, 1995. The increase in purchased energy for the current periods is due to higher prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other operating expenses were $39.3 million for the quarter ended September 30, 1996 compared with $40.4 million for the quarter ended September 30, 1995. The decrease in operating expenses is due to decreased depreciation and depletion, reflecting lower depletion rates, partially offset by higher exploration expense. Other operating expenses for the nine months ended September 30, 1996 were $108.2 million compared with $126.3 million for the nine months ended September 30, 1995. Other operating expenses for the twelve months ended September 30, 1996 were $219.7 million compared with $166.9 million for the twelve months ended September 30, 1995. The current twelve month period includes a charge of $73.9 million for impairment of assets. The decrease for the nine- and twelve-month periods, excluding the charge in the twelve-month period, is due to decreased depreciation and depletion reflecting lower depletion rates and lower production.

     Operating income was $10.9 million for the quarter ended September 30, 1996 compared with $14.3 million for the quarter ended September 30, 1995. Operating income for the nine months ended September 30, 1996 was $27.1 million compared with $13.4 million for the nine months ended September 30, 1995. Operating results for the twelve months ended September 30, 1996 were a loss of $.2 million compared with income of $17.8 million for the twelve months ended September 30, 1995. The increase in operating income for the current periods, excluding the effect of the nonrecurring items, is due to lower depreciation and depletion and higher average prices for produced natural gas partially offset by lower production of natural gas and oil and lower prices for oil.

ENERGY MARKETING

     Operating revenues, which are derived primarily from the marketing of natural gas and electricity, sale of produced natural gas liquids, and intrastate transportation of natural gas in Louisiana, were $282.4 million for the quarter ended September 30, 1996 compared with $200.4 million for the quarter ended September 30, 1995. The increase in revenues is due to a 29 percent increase in the average price of marketed gas, initial sales of electricity and higher selling prices and production of natural gas liquids. Operating revenues for the nine months ended September 30, 1996 were $1,001.2 million compared with $638.6 million for the nine months ended September 30, 1995. The increase in revenues is due to a 47 percent increase in the average price of marketed gas, a 7 percent increase in marketed gas volumes, higher selling prices of natural gas liquids and initial sales of electricity. Operating revenues for the twelve months ended September 30, 1996 were $1,251.9 million compared with $844.2 million for the twelve months ended September 30, 1995. The increase in revenues is due to a 38 percent increase in the average price of marketed gas, an 8 percent increase in marketed gas volumes, higher selling prices and production of natural gas liquids and initial electricity sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                THREE MONTHS ENDED        NINE MONTHS ENDED       TWELVE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
ENERGY MARKETING .........................       1996         1995         1996         1995         1996         1995
OPERATING REVENUES (THOUSANDS):

  Natural Gas Marketing ..................   $  246,926   $  183,923   $  927,139   $  590,465   $1,162,817   $  780,138
  Electricity Marketing ..................       10,180         --         12,701         --         12,701          --
  Natural Gas Liquids ....................       19,862       13,263       51,502       39,953       64,568       53,635
  Transportation .........................        2,955        3,076        6,156        7,786        7,775        9,921
  Other ..................................        2,520          137        3,695          436        3,995          546
                                             ----------   ----------   ----------   ----------   ----------   ----------
   Total Revenues ........................   $  282,443   $  200,399   $1,001,193   $  638,640   $1,251,856   $  844,240
                                             ==========   ==========   ==========   ==========   ==========   ==========

SALES QUANTITIES:
  Marketed Natural Gas (MMcf) ............      130,561      125,027      407,165      380,310      535,772      495,207
  Natural Gas Liquids
   (thousands of gallons) ................       59,613       51,011      156,345      149,035      205,250      196,433

  Transportation
  Deliveries (Mmcf)  .....................       31,260       38,171       91,858       95,693      118,570      121,475



     Energy purchased was $271.4 million for the quarter ended September 30, 1996 compared with $191.9 million for the quarter ended September 30, 1995. Energy purchased for the nine months ended September 30, 1996 was $966.5 million compared with $611.3 million for the nine months ended September 30, 1995. Energy purchased for the twelve months ended September 30, 1996 was $1,209.6 million compared with $807.9 million for the twelve months ended September 30, 1995. The increase in energy purchased for the current periods reflects higher gas prices, higher volumes of marketed gas, higher requirements for the production of natural gas liquids and initial electricity sales.

     Other operating expenses were $16.1 million for the quarter ended September 30, 1996 compared with $8.5 million for the quarter ended September 30, 1995. Other operating expenses for the nine months ended September 30, 1996 were $33.2 million compared with $23.4 million for the nine months ended September 30, 1995. The increase for the current quarter and nine-month period is due primarily to higher gas processing expenses reflecting higher production of natural gas liquids and marketing and administrative expenses associated with the gas storage service that began in early 1996. Other operating expenses for the twelve months ended September 30, 1996 were $63.5 million compared with $31.0 million for the twelve months ended September 30, 1995. The 1996 period includes a charge of $21.2 million for impairment of assets. The increase for the current period, excluding the charge, reflects higher gas processing expenses and costs associated with the gas storage service that began in early 1996.

   Operating results for the quarter ended September 30, 1996 were a loss of $5.1 million compared with a loss of $74,000 for the quarter ended September 30, 1995. Operating income for the nine months ended September 30, 1996 was $1.5 million compared with $3.9 million for the nine months ended September 30, 1995. The decrease for the current quarter and nine-month period is due to lower margins for marketed natural gas. Operating results for the twelve months ended September 30, 1996 were a loss of $21.2 million compared with income of $5.3 million for the twelve months ended September 30, 1995. The decrease in operating income for the twelve-month period, excluding the charge for impairment of assets, is due primarily to lower margins for marketed natural gas and natural gas liquids and increased operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NATURAL GAS DISTRIBUTION

     Operating revenues, which are derived from the sale and transportation of natural gas primarily to retail customers at state regulated rates, were $55.0 million for the quarter ended September 30, 1996 compared with $36.1 million for the quarter ended September 30, 1995. Operating revenues for the nine months ended September 30, 1996 were $318.5 million compared with $262.0 million for the nine months ended September 30, 1995. Operating revenues for the twelve months ended September 30, 1996 were $437.5 million compared with $367.0 million for the twelve months ended September 30, 1995. The increase in revenues for the current periods is due primarily to an increase in industrial and utility gas sales, the effect of commercial customers switching from transportation service to gas sales and higher retail gas sales for the nine- and twelve-month periods. These increases were partially offset by lower retail rates to pass through lower regulatory purchased gas costs to customers.




                                                     THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,          SEPTEMBER 30,
NATURAL GAS DISTRIBUTION .......................       1996       1995       1996       1995       1996       1995
OPERATING REVENUES (THOUSANDS):


  Residential Gas Sales ........................   $ 22,648   $ 21,399   $184,529   $183,509   $267,875   $258,062
  Commercial Gas Sales .........................      5,949      3,582     59,355     25,788     73,371     39,161
  Industrial and
    Utility Gas Sales ..........................     24,929      6,339     62,538     23,293     76,473     28,503
  Transportation Service .......................      1,398      3,360      8,014     25,312     14,432     36,177
  Other ........................................         81      1,372      4,074      4,087      5,420      5,063
                                                   --------   --------   --------   --------   --------   --------
Total Revenues .................................   $ 55,005   $ 36,052   $318,510   $261,989   $437,571   $366,966
                                                   ========   ========   ========   ========   ========   ========
SALES QUANTITIES (MMCF):
  Residential Gas Sales ........................      2,087      1,904     21,388     19,388     31,494     27,266
  Commercial Gas Sales .........................      1,012        397      9,326      2,756     11,064      4,275
  Industrial and
    Utility Gas Sales ..........................      9,255      3,636     21,143     12,494     26,640     14,910
  Transportation Deliveries ....................        758      2,135      4,061     11,570      8,594     14,110
  Heating Degree Days ..........................        109         79      3,855      3,530      6,073      6,005


     Energy purchased amounted to $39.1 million for the quarter ended September 30, 1996 compared with $18.9 million for the quarter ended September 30, 1995. Energy purchased for the nine months ended September 30, 1996 was $200.7 million compared with $153.5 for the nine months ended September 30, 1995. Energy purchased for the twelve months ended September 30, 1996 was $268.8 million compared with $217.3 million for the twelve months ended September 30, 1995. The increase in energy costs for the current periods is due to higher gas sales and higher prices related to industrial and utility gas sales, partially offset by the pass-through of lower regulatory purchased gas costs to retail customers.

     Other operating expenses were $21.5 million for the quarter ended September 30, 1996 compared with $23.4 million for the quarter ended September 30, 1995. The decrease in operating expenses is due to lower distribution and maintenance expenses. Other operating expenses for the nine months ended September 30, 1996 were $88.4 million compared with $81.7 million for the nine months ended September 30, 1995. Other operating expenses were $142.6 million for the twelve months ended September 30, 1996 compared with $112.1 million for the twelve months ended September 30, 1995. Other operating expenses for the current twelve-month period includes a charge of $20.8 million for impairment of assets. The increase in other operating expenses for the nine- and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

twelve-month periods, excluding the charge in the twelve-month period, is due to increased market research and development expenses related to the Company's new unregulated energy services marketing operation.

     Operating results for the quarter ended September 30, 1996 were a loss of $5.6 million compared with a loss of $6.2 million for the quarter ended September 30, 1995. Operating income for the nine months ended September 30, 1996 was $29.4 million compared with $26.8 million for the nine months ended September 30, 1995. Operating income was $26.1 million for the twelve months ended September 30, 1996 compared with $37.6 million for the twelve months ended September 30, 1995. The increase in operating income for the current periods, excluding the charge for impairment of assets in the twelve-month period, is due primarily to higher gas sales, partially offset by increased operating expenses for the nine- and twelve-month periods.

NATURAL GAS TRANSMISSION

     Operating revenues, which are derived from the interstate transportation and storage of natural gas subject to federal regulation, and the marketing of natural gas, were $22.6 million for the quarter ended September 30, 1996 compared with $25.7 million for the quarter ended September 30, 1995. The decrease in revenues reflects lower marketed gas sales. Operating revenues for the nine months ended September 30, 1996 were $87.5 million compared with $82.3 million for the nine months ended September 30, 1995. Operating revenues for the twelve months ended September 30, 1996 were $124.1 million compared with $111.4 million for the twelve months ended September 30, 1995. Operating revenues for the current twelve month period include $4.8 million related to the Columbia bankruptcy settlement. The increase in revenues for the nine- and twelve-month periods, excluding the effect of the settlement in the twelve-month period, is due primarily to higher selling prices and increased volumes of marketed natural gas.


                                              THREE MONTHS ENDED        NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,           SEPTEMBER 30,

NATURAL GAS TRANSMISSION ..................        1996        1995        1996        1995        1996         1995
OPERATING REVENUES (THOUSANDS):

  Industrial and Utility
    Gas Sales .............................   $     362   $     363   $   1,088   $   1,089   $   1,450    $   1,452
  Marketed Gas Sales ......................       3,172       5,837      22,942      13,873      31,377       17,988
  Transportation Service ..................      14,164      14,197      48,711      49,996      66,681       68,720
  Storage Service .........................       3,638       3,581      10,830      12,324      14,415       16,663
  Other ...................................       1,215       1,682       3,932       5,008      10,151        6,563
                                              ---------   ---------   ---------   ---------   ---------    ---------
   Total Revenues .........................   $  22,551   $  25,660   $  87,503   $  82,290   $ 124,074    $ 111,386
                                              =========   =========   =========   =========   =========    =========

SALES QUANTITIES (MMCF):
  Industrial and Utility
   Gas Sales ..............................        --             2        --             3          (3)         (25)
  Marketed Gas Sales ......................       2,323       3,301       8,043       7,307      11,883        9,385
  Transportation
    Deliveries ............................      34,503      27,999      99,915      86,193     132,812      109,193


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Energy purchased amounted to $4.2 million for the quarter ended September 30, 1996 compared with $4.6 million for the quarter ended September 30, 1995. Energy purchased for the nine months ended September 30, 1996 was $16.5 million compared with $10.7 million for the nine months ended September 30, 1995. Energy purchased for the twelve months ended September 30, 1996 was $23.2 million compared with $13.9 million for the twelve months ended September 30, 1995. The increase in energy costs for the nine- and twelve-month periods is due to higher prices for marketed gas and an increase in marketed gas volumes.

     Other operating expenses for the quarter ended September 30, 1996 were $14.8 million compared with $14.7 million for the quarter ended September 30, 1995. Other operating expenses for the nine months ended September 30, 1996 were $46.7 million compared with $48.1 million for the nine months ended September 30, 1995. Other operating expenses for the twelve months ended September 30, 1996 were $69.2 million compared with $64.2 million for the twelve months ended September 30, 1995. Other operating expenses for the current twelve-month period include a charge of $5.2 million for impairment of assets. Operating expenses for the current periods, excluding the charge, remained substantially the same.

     Operating income was $3.6 million for the quarter ended September 30, 1996, compared with $6.4 million for the quarter ended September 30, 1995. The decrease in operating income reflects lower marketed gas sales. Operating income for the nine months ended September 30, 1996 was $24.3 million compared with $23.7 million for the nine months ended September 30, 1995. Operating income was $31.7 million for the twelve months ended September 30, 1996 compared with $33.4 million for the twelve months ended September 30, 1995. The increase in operating income for the twelve-month period, excluding the effect of the Columbia settlement and the charge for impairment of assets, is due to higher margins and sales of marketed natural gas.

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

INVESTING ACTIVITIES

     The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its distribution, transmission and storage plant, and continuing development and expansion of its resource production activities. A total of $129.5 million has been authorized for the 1996 capital expenditure program, with $63.8 allocated to exploration and production, $30.7 million for natural gas marketing, $24.6 million for natural gas distribution and $10.4 million for natural gas transmission. Capital expenditures for the nine months ended September 30, 1996 were $81.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to continue to finance capital expenditures with cash generated from operations and temporarily with short-term loans.

FINANCING ACTIVITIES

     The Company has adequate borrowing capacity to meet its financing requirements. The Company has a revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At
September 30, 1996, $189.6 million of commercial paper was outstanding at an average interest rate of 5.35 percent. Adequate credit is expected to continue to be available in the future.

     See Note F to the Consolidated Financial Statements for a description of changes in the Company's long-term debt.

BALANCE SHEET CHANGES

     The changes in deferred purchased gas cost are due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The increase in prepaid expenses and other current assets is due to financing interests in equipment. The increase in other assets is due to deferral, pursuant to regulatory treatment, of expenses related to issuance of new long term debt and re-purchase of 9.9% Debentures.

                          PART II.  OTHER INFORMATION


Item 5.    Other Information

           None.

Item  6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K  during the  quarter  ended  September  30,
1996:

               Form 8-K dated July 19, 1996, containing press release announcing earnings for the second quarter of 1996.

                                   Signature





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             EQUITABLE RESOURCES, INC.
                                                   (Registrant)





                                            /s/ Jeffrey C. Swoveland
                                               Jeffrey C. Swoveland
                                       Vice President - Finance and Treasurer


















Date:  November 14, 1996