Form 10-K
period 1996-12-31
EQUITABLE RESOURCES INC /PA/
filed 1997-03-24
CIK 33213

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Common Stock, no par value                        New York Stock Exchange
                                                  Philadelphia Stock
Exchange
7 1/2% Debentures due July 1, 1999                New York Stock Exchange
9 1/2% Convertible Subordinated                   New York Stock Exchange
  Debentures due 2006

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ------    ------

Indicate  by  check  mark  if disclosure  of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1997: $1,051,937,624

The  number  of  shares outstanding  of the  issuer's  classes of common  stock
as of February 28, 1997:   35,508,443

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12, and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 23, 1997, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.

Index to Exhibits - Page 61

                               TABLE OF CONTENTS

PART I                                                                    PAGE
Item 1           Business                                                   1
Item 2           Properties                                                 9
Item 3           Legal Proceedings                                         11
Item 4           Submission of Matters to a Vote of Security Holders       11
Item 10          Directors and Executive Officers of the Registrant        12

PART II
Item 5           Market for Registrant's Common Equity and Related
                   Stockholder Matters                                     15
Item 6           Selected Financial Data                                   15
Item 7           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     16
Item 8           Financial Statements and Supplementary Data               24
Item 9           Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                  56

PART III
Item 10          Directors and Executive Officers of the Registrant        57
Item 11          Executive Compensation                                    57
Item 12          Security Ownership of Certain Beneficial Owners
                   and Management                                          57
Item 13          Certain Relationships and Related Transactions            57

PART IV
Item 14          Exhibits and Reports on Form 8-K                          58
                 Index to Financial Statements
                    Covered by Report of Independent Auditors              59
                 Index to Exhibits                                         61
                 Signatures                                                64

                                    PART I
ITEM 1.  BUSINESS

      (a) Equitable Resources, Inc. ("Equitable" or the "Company") was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. The Company directly, or through other wholly-owned subsidiaries, owns all the capital stock of the principal operating subsidiaries: Equitable Resources Energy Company ("EREC"), ERI Services, Inc. ("ERI Services"), Kentucky West Virginia Gas
Company, L.L.C. ("Kentucky West"), Equitrans, L.P. ("Equitrans"), Nora Transmission Company ("Nora"), Equitable Resources (Canada) Limited ("Equitable Canada"), Louisiana Intrastate Gas Company, L.L.C. ("LIG"), Equitable Storage Company, L.L.C. ("Equitable Storage"), Equitable Power Services Company ("Power Services"), and Three Rivers Pipeline Corporation ("Three Rivers"). In 1996, the Company formed ERI Services as a successor to the former Equitable Resources Marketing Company. In January 1997, two other subsidiaries, Conogen, Inc., ("Conogen") and Pequod Associates, Inc. ("Pequod") were merged into ERI Services. The Companies operate in the Appalachian area and, to a lesser extent, in the Rocky Mountain, Northeast, Southwest, Louisiana and Gulf Coast offshore areas, the Canadian Rockies and have interests in Latin America. The Companies engage primarily in the exploration for, development, production, purchase, transmission, storage, distribution and marketing of natural gas and electricity,  the  extraction  of natural  gas  liquids,  the  exploration  for, development, production and sale of oil, contract drilling, cogeneration development, water efficiency and program development, central facility plant operations and performance contracting for commercial, industrial and institutional customers and various government facilities.

      (b) and (b)(1) In order to more accurately reflect the Company's lines of business, the Company began the reporting of its business operations in three business segments beginning in 1996: supply and logistics, utilities, and services. Financial information by business segment is presented in Note P to the consolidated financial statements contained in Part II.

      (b)(2)  Not applicable.

      (c)(1)SUPPLY AND LOGISTICS. The supply and logistics segment's activities include exploration and production of natural gas and oil, trading of natural gas and electricity, extraction and sale of natural gas liquids, underground storage, and intrastate transportation. Exploration and production activities are conducted by EREC through its divisions and Equitable Canada. Its exploration and production activities are principally in the Appalachian area where it explores for, develops, produces and sells natural gas and oil, extracts and markets natural gas liquids and performs contract drilling and well maintenance services. Exploration and production activities are also conducted in the Rocky Mountain area including the Canadian Rockies where EREC explores for, develops and produces oil, and to a lesser extent natural gas. In the Southwest and Gulf Coast offshore areas, EREC participates in exploration and development of gas and oil projects. EREC also owns an interest in two natural gas liquids plants in Texas. In Louisiana, LIG provides intrastate transportation of gas and extracts and markets natural gas liquids and Equitable Storage provides underground gas storage services. The supply and logistics segment's operations also include nationwide natural gas marketing, supply, peak shaving and transportation arrangements, and electricity marketing conducted by Power Services.

      UTILITIES. The utilities segment's activities comprise distribution operations by Equitable Gas Company (a division of Equitable Resources, Inc.), the Company's state-regulated local distribution company, and transmission operations  conducted by three  FERC-regulated  gas  pipelines:  Kentucky  West,
Equitrans, and Nora. Equitable Gas is regulated by state public utility commissions in Pennsylvania, West Virginia and Kentucky and is engaged in the purchase, distribution, marketing and transportation of natural gas. The territory served by Equitable Gas encompasses principally the city of Pittsburgh and surrounding municipalities in southwestern Pennsylvania, a few municipalities in northern West Virginia and field line sales in eastern Kentucky. Natural gas distribution services are provided to more than 266,000 customers located mainly in the city of Pittsburgh and its environs. Residential and commercial sales volumes reflect annual variations which are primarily related to weather.

      Transmission operations include gas transportation, gathering, storage, and marketing activities. Kentucky West is an open access natural gas pipeline company which provides transportation service to Equitable Gas, the supply and logistics segment, and other industrial end-users and marketed gas sales to the services segment. Equitrans has production, storage and transmission facilities in Pennsylvania and West Virginia. Equitrans provides transportation service for Equitable Gas Company, the services segment, and nonaffiliates including customers in off-system markets. Storage services are provided for Equitable Gas Company, the services segment, and nonaffiliated customers. Marketed gas sales are to the services segment. Nora transports the gas produced by supply and logistics in Virginia and Kentucky.

      SERVICES. The services segment was created in 1996 and functions in a non-regulated environment. Its focus is to create and deliver customized energy solutions to improve overall energy efficiency. Activities include natural gas brokering, resource management, energy consulting and engineering services such as energy use analysis, customized energy systems, financing, facility management and energy procurement and management. The segment has operations in Pennsylvania, Connecticut, Massachusetts, California, Indiana, Ohio, West Virginia and Washington, D.C.

      (c)(1)(i) Operating revenues as a percentage of total operating revenues for each of the three business segments during the years 1994 through 1996 are as follows:

                                              1996      1995       1994
                                              ----      ----       ----

      Supply and Logistics:
        Natural gas marketing                   52%       53%        53%
        Natural gas production                   4         6          8
        Oil                                      1         2          2
        Natural gas liquids                      5         5          5
        Contract drilling                        1         1          1
        Other                                    2         4          1
                                            ------     -----      -----
          Total Supply and Logistics            65        71         70
                                            ------     -----      -----

      Utilities:
        Residential                             15        19         19
        Commercial                               4         3          5
        Industrial and utility                   3         1          1
        Transportation                           2         4          3
        Other                                    1         2          2
                                            ------     -----      -----
          Total Utilities                       25        29         30
                                            ------     -----      -----

      Services:
        Natural gas marketing                    9         -          -
        Other                                    1         -          -
                                            ------     -----      -----
          Total Services                        10         -          -
                                            ------     -----      -----

      Total Revenues                           100%      100%       100%
                                            ======     =====      =====

      See Note P to the consolidated financial statements in Part II regarding financial information by business segment.

      (c) (1) (ii) During 1996, the Company created a new subsidiary named ERI Services. This new unit is designed to create and deliver customized energy solutions to businesses, institutional customers and government facilities. ERI Services, a non-regulated subsidiary, offers commodity brokering of all forms of energy, including electricity and natural gas. It also provides cogeneration development, water efficiency and program development, central facility plant operations and performance contracting for commercial, industrial and institutional customers and various government facilities.

      (c) (1) (iii) The following tables summarize gas supply and disposition, gas transportation, and sales of oil and natural gas liquids for the years 1994 through 1996.


ITEM 1.  BUSINESS (CONTINUED)

                                                                                        1996
                                               ------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                               -------------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           57,295            2,518                                                 59,813
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 450,080           66,127              24,189                            540,396
    Inter-segment purchases                           6,923           15,794              31,726           (54,443)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               457,003           81,921              55,915           (54,443)         540,396
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                514,298           84,439              55,915           (54,443)         600,209
  Deduct:
    Net increase (decrease) in gas in storage                          1,656                                                  1,656
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,391                                                                   8,391
    System use and unaccounted for                    1,876            4,972                                                  6,848
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       504,031           77,811              55,915           (54,443)         583,314
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         30,549                                                 30,549
  Commercial                                                          10,505                                                 10,505
  Industrial and Utility                                              26,647                                (5,434)          21,213
  Production                                         57,295                                                (34,152)          23,143
  Marketing                                         446,736           10,110              55,915           (14,857)         497,904
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       504,031           77,811              55,915           (54,443)         583,314
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      120,363           70,345                               (36,624)         154,084
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,727                                                                   1,727
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            280,579                                                                 280,579
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     $8.892
  Commercial Gas Sales                                                 6.512
  Industrial and Utility Gas Sales                                     3.033
  Produced Natural Gas                               $1.909
  Marketed Natural Gas                                2.281            3.083              $2.890
  Oil (per barrel)                                   14.777
  Natural Gas Liquids (per gallon)                     .359



ITEM 1.  BUSINESS (CONTINUED)

                                                                                        1995
                                               ------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                               ------------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           64,984            2,700                                                 67,684
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 463,551           49,962                                                513,513
    Inter-segment purchases                          13,356           13,286                               (26,642)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               476,907           63,248                               (26,642)         513,513
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                541,891           65,948                               (26,642)         581,197
  Deduct:
    Net increase (decrease) in gas in storage                         (1,671)                                                (1,671)
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,411                                                                   8,411
    System use and unaccounted for                    2,207            4,756                                                  6,963
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       531,273           62,863                               (26,642)         567,494
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         29,494                                                 29,494
  Commercial                                                           4,494                                                  4,494
  Industrial and Utility                                              17,991                               (10,349)           7,642
  Production                                         64,984                                                   (465)          64,519
  Marketing                                         466,289           10,884                               (15,828)         461,345
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       531,273           62,863                               (26,642)         567,494
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      122,405           72,265                               (35,470)         159,200
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,932                                                                   1,932
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            260,987                                                                 260,987
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                    $ 9.048
  Commercial Gas Sales                                                 8.752
  Industrial and Utility Gas Sales                                     2.069
  Produced Natural Gas                              $ 1.610
  Marketed Natural Gas                                1.633            1.987
  Oil (per barrel)                                   16.435
  Natural Gas Liquids (per gallon)                     .282



ITEM 1.  BUSINESS (CONTINUED)

                                                                                        1994
                                               -------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                               -------------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           62,507            2,014                                                 64,521
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 389,710           52,895                                                442,605
    Inter-segment purchases                           6,328           12,948                               (19,276)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               396,038           65,843                               (19,276)         442,605
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                458,545           67,857                               (19,276)         507,126
  Deduct:
    Net increase (decrease) in gas in storage                             60                                                     60
    Extracted natural gas liquids
      (equivalent gas volumes)                        7,923                                                                   7,923
    System use and unaccounted for                    2,082            6,659                                                  8,741
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       448,540           61,138                               (19,276)         490,402
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         29,570                                                 29,570
  Commercial                                                           9,681                                                  9,681
  Industrial and Utility                                              12,815                                (3,148)           9,667
  Production                                         62,507                                                 (7,237)          55,270
  Marketing                                         386,033            9,072                                (8,891)         386,214
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       448,540           61,138                               (19,276)         490,402
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      103,726           62,615                               (31,004)         135,337
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,986                                                                   1,986
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            245,525                                                                 245,525
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     $8.974
  Commercial Gas Sales                                                 6.916
  Industrial and Utility Gas Sales                                     2.491
  Produced Natural Gas                               $1.973
  Marketed Natural Gas                                1.956            2.190
  Oil (per barrel)                                   14.723
  Natural Gas Liquids (per gallon)                     .270


      During 1996, a total of 600,209 MMcf of gas was produced and purchased by the Companies compared with 581,197 MMcf in 1995. The increase reflects greater marketing activity.

      GAS PURCHASES. Total purchases in 1996 amounted to 540,396 MMcf, of which 497,904 MMcf was applicable to marketing operations and 42,492 MMcf was for system supply, compared with 461,345 MMcf for marketing operations and 52,168 MMcf for system supply in 1995. Through gas purchase contracts for system supply, the Company controls proved reserves on acreage developed by independent producers. The majority of these contracts cover the productive lives of the wells.

      NATURAL GAS AND OIL PRODUCTION. Natural gas production by the supply and logistics segment in 1996 of 57,295 MMcf decreased 7,689 MMcf from the 1995 total of 64,984 MMcf. Other production by the utilities segment in 1996 was 2,518 MMcf compared with the 1995 total of 2,700 MMcf.

      Production of crude oil in 1996 was 1,727,000 barrels, compared with 1,932,000 barrels in 1995.

      In 1996, the Company drilled 137 gross wells (83.8 net wells). The primary focus of drilling activity was in Virginia for gas and coalbed methane and in the Rockies for oil.

      The Company has been able to develop gas reserves at costs which make it very competitive in marketing its gas to pipeline and commercial buyers. As a result, even in periods of surplus gas supply, the Company has been able to sell all of its gas production at a profit.

      NATURAL GAS AND OIL RESERVES. The estimate of proved developed and undeveloped gas reserves for the Company's exploration and production operation comprised 849.5 Bcf as of December 31, 1996. These reserves included 732.2 Bcf of proved developed reserves. The Company's oil reserves at December 31, 1996 consisted of 19.5 million barrels of proved developed and undeveloped reserves; proved developed oil reserves amounted to 18.5 million barrels. Of the total reserves, 78 percent is in the Appalachian area, 20 percent in the Rockies and 2 percent in the Gulf. See Note V to the consolidated financial statements in Part II for details of gas and oil producing activities.

      STORAGE. Net storage withdrawals for system use during the 1995-96 heating season were 7.6 Bcf, compared with 5.9 Bcf the previous heating season. Net withdrawals for storage service customers of 15.0 Bcf were made during the 1995-96 heating season compared with 12.1 Bcf during the previous heating season.

      SUPPLY OUTLOOK. The Company's near-term gas supply for distribution operations is excellent. The long-range gas supply outlook also is very favorable. Annual gas supply is forecasted to exceed demand at least for the next decade. The Company's marketing operations also have been in a favorable supply position and present reserves for the exploration and production operations are sufficient to sustain current production levels for at least the next decade. However, the rate of purchase of future supplies or development of reserves will depend largely on energy prices.

      (c)(1)(iv) Equitable Gas is regulated by the Pennsylvania Public Utility Commission and the Public Service Commissions of West Virginia and Kentucky; LIG is regulated by the Louisiana Public Service Commission; Kentucky West, Equitrans, Nora, LIG and EREC are regulated by the Federal Energy Regulatory Commission under the Natural Gas Act and the Natural Gas Policy Act. Equitable Gas, Kentucky West, Equitrans, Nora, LIG and EREC are also subject to regulation by the Department of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to safety requirements in the design, construction, operation and maintenance of pipelines and related facilities.

      (c)(1)(v) and (vi) Approximately 65 percent of natural gas distribution revenue is recorded during the winter heating season from November through March. Significant quantities of purchased gas are placed in underground storage inventory during the off-peak season to accommodate high customer demands during the winter heating season. Funds required to finance this inventory are obtained through short-term loans.

      The supply and logistics and services segments' revenues are not subject to seasonal variation to the same degree as the utilities segment's revenues. However, they are subject to price fluctuations, particularly during the summer months.

      (c)(1)(vii)  Not applicable.

      (c)(1)(viii)  Not applicable.

      (c) (1) (ix)  Not applicable.

      (c)(1)(x) Equitable Gas is in competition with others for the purchase of natural gas and EREC is in competition with others for the acquisition of gas and oil leases.

      Equitable Gas competes for gas sales with other utilities in its service area, as well as with other fuels and forms of energy and other sources of marketed natural gas available to existing or potential customers. The natural gas distribution operations have been successful in meeting competition with aggressive marketing and by responding to market requirements with a portfolio of firm and interruptible services at competitive prices.

      The markets in which the services segment is active are highly competitive, with firms ranging from very small operations to substantial, vertically integrated electric and gas utilities active through marketing units.

      (c) (1) (xi)  Not material.

      (c)(1)(xii) The Company and its Subsidiaries are subject to federal, state and local environmental laws and regulations. Principal concerns are with respect to oil and thermal pollution of waterways, storage and disposal of hazardous wastes and liquids, and erosion and sedimentation control in pipeline construction work. For further discussion of environmental matters, see
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note T to the consolidated financial statements in Part II.

      (c)(1)(xiii) The Companies had 2,109 regular employees at the end of 1996.

      (d)  Not material.

ITEM 2.  PROPERTIES

      Principal facilities are owned by the Company's business segments with the exception of several office locations and warehouse buildings. The terms of the leases on these facilities expire at various times from 1997 through 2014. All leases contain adequate renewal options for various periods. A minor portion of equipment is also leased. With few exceptions, transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

      UTILITIES. Equitable Gas owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky. Equitrans owns and operates production, underground storage and transmission facilities as well as other general property and equipment in Pennsylvania and West Virginia. Kentucky West owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky. Three Rivers Pipeline Corporation owns transmission properties in central Pennsylvania.

      SUPPLY AND LOGISTICS. This business segment owns or controls and operates substantially all of the Company's gas and oil production properties, the majority of which are located in the Appalachian area. This segment also owns hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline which extends into West Virginia and an interest in two hydrocarbon extraction plants in Texas. This segment also owns an intrastate pipeline system and four hydrocarbon extraction plants in Louisiana, a high-deliverability gas storage facility in Louisiana and a 15-mile interchange system that interconnects the storage facility to LIG. On February 4, 1997, the Company announced plans to acquire a 67.2 mile pipeline in southern Louisiana from the U.S. Department of Energy for $22 million.

      This business segment owns or controls acreage of proved developed and undeveloped gas and oil lands located principally in the Appalachian area and, to a lesser extent, in the Rocky Mountain area including the Canadian Rockies, the Southwest and Gulf Coast offshore areas and in Latin America. Information relating to Company estimates of natural gas and oil reserves and future net cash flows is summarized in Note V to the consolidated financial statements in
Part II.

      No report has been filed with any Federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

      Gas and Oil Production (Supply and Logistics):

                                               1996      1995      1994
                                              ------    ------    ------

      Gas - Mmcf                               57,295    64,984   62,507
      Oil - Thousands of Barrels                1,727     1,932    1,986

      Natural Gas:
       Average sales price of natural gas produced during 1996, 1995 and 1994 was $1.91, $1.61 and $1.97 per Mcf, respectively.
      Average  production  cost (lifting cost) of natural gas during 1996,  1995 and 1994 was $.487, $.389, and $.424 per Mcf, respectively.

      Oil:
       Average sales price of oil produced during 1996, 1995, and 1994 was $14.78, $16.44 and $14.72 per barrel, respectively. Average production cost (lifting cost) of oil during 1996, 1995 and 1994 was $3.82, $3.30 and $3.73 per barrel, respectively.

                                                         Gas            Oil
                                                       -------        -------
      Total productive wells at December 31, 1996:
       Total gross productive wells                      4,386          721
       Total net productive wells                        3,906          465
      Total acreage at December 31, 1996:
       Total gross productive acres                             616,000
       Total net productive acres                               513,000
       Total gross undeveloped acres                          2,428,000
       Total net undeveloped acres                            1,941,000

      Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:

                                                 1996     1995     1994
                                                ------   ------   ------

      Exploratory wells:
       Productive                                 3.3       1.6      7.0
       Dry                                        5.8       2.8      5.7
      Development wells:
       Productive                                73.1      39.1    126.9
       Dry                                        1.6       2.6      5.3

      As of December 31, 1996, there were no wells in the process of being drilled.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(b)  Identification of executive officers

-------------------------- ------------------------ ===========================
      Name and Age                  Title              Business Experience
-------------------------- ------------------------ ===========================
Frederick H. Abrew (59)    President and Chief      First  elected  to present
                           Executive Officer        position  January 1, 1995;
                                                    President      and     Chief
                                                    Operating    Officer    from
                                                    December 17, 1993; Executive
                                                    Vice   President  and  Chief
                                                    Operating  Officer from June
                                                    1,  1992;   Executive   Vice
                                                    President from June 1, 1991.
-------------------------- ------------------------ ===========================
A. Mark Abramovic (48)     Senior Vice President    First  elected  to present
                           and Chief Financial      position   May 23,   1996;
                           Officer                  Vice  President  and Chief
                                                    Financial    Officer    from
                                                    November   1,   1994;   Vice
                                                    President     -    Corporate
                                                    Development   from  June  1,
                                                    1994;   Assistant   to   the
                                                    President    from   November
                                                    1993; Vice President-Finance
                                                    and Chief Financial  Officer
                                                    of  Connecticut  Natural Gas
                                                    Corporation,  Hartford,  CT,
                                                    from January 1991.
-------------------------- ------------------------ ===========================
 R. Gerald Bennett (54)    Senior Vice President    First  elected  to present
                                                    position   June 1,   1996;
                                                    President      -      Fuel
                                                    Resources,    Inc.    from
                                                    February 1991.
 ------------------------- ------------------------ ===========================
Dan C. Eaton (48)          Vice President -         First  elected to position
                           Strategic Planning       May 23,     1996;     Vice
                           (Resigned 12/31/96)      President-Strategic    and
                                                    Financial  Planning from May
                                                    26, 1995;  Director  Finance
                                                    Analysis,     H.J.    Heinz,
                                                    Pittsburgh,  PA,  from April
                                                    1994;   Vice   President   -
                                                    Finance  of Weight  Watchers
                                                    Foods, Pittsburgh,  PA, from
                                                    August 1992;  Vice President
                                                    -  Finance  of Heinz  Canada
                                                    LTD, Toronto,  Canada,  from
                                                    June 1991.
-------------------------- ------------------------ ===========================
John C. Gongas, Jr. (52)   Senior Vice President    First  elected  to present
                                                    position   May 23,   1996;
                                                    Vice   President-Corporate
                                                    Operations  from  May  26,
                                                    1995;   Vice  President  -
                                                    Utility     Group     from
                                                    January  1,   1994;   Vice
                                                    President     -    Utility
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

-------------------------- ------------------------ ===========================
      Name and Age                  Title              Business Experience
-------------------------- ------------------------ ===========================
Craig G. Goodman (47)      Vice President -         First  elected  to present
                           Regulatory Affairs and   position   May 23,   1996;
                           Public Policy            Senior  Vice  President  -
                                                    Law,  Regulation  and Public
                                                    Policy  of ERI  Incorporated
                                                    from  March  1,  1996;  Vice
                                                    President   of    Government
                                                    Affairs for Mitchell  Energy
                                                    &  Development   Corporation
                                                    from November 1989.
-------------------------- ------------------------ ===========================
Augustine A. Mazzei, Jr.   Senior Vice President    First  elected  to present
(60)                       and Chief Legal Officer  position   May 26,   1995;
                           (Retired 11/1/1996)      Senior Vice  President and
                                                    General    Counsel    from
                                                    June 1, 1988.
-------------------------- ------------------------ ===========================
Edward J. Meyer (58)       Senior Vice President    First  elected  to present
                                                    position    October    28,
                                                    1996;   Manager,   Special
                                                    Projects  of Amerada  Hess
                                                    Corporation  from November
                                                    1991;   Vice  President  -
                                                    Marketing   and  Strategic
                                                    Planning  of Sun  Refining
                                                    and   Marketing    Company
                                                    (Sunoco)    from   October
                                                    1989.
-------------------------- ------------------------ ===========================
Audrey C. Moeller (61)     Vice President and       First  elected  to present
                           Corporate Secretary      position May 22, 1986.
-------------------------- ------------------------ ===========================
 Johanna G. O'Loughlin     Vice President and       First  elected  to present
 (50)                      General Counsel          position    December   19,
                                                    1996; Deputy General Counsel
                                                    from April 1996; Senior Vice
                                                    President     and    General
                                                    Counsel of Fisher Scientific
                                                    Company from June 1986.
-------------------------- ------------------------ ===========================
Gregory R. Spencer (48)    Senior Vice President    First  elected  to present
                           and Chief                position   May 23,   1996.
                           Administrative Officer   Vice     President - Human
                                                    Resources and Administration
                                                    from  May  26,  1995;   Vice
                                                    President - Human  Resources
                                                    from October 10, 1994;  Vice
                                                    President of Human Resources
                                                    Administration    of   AMSCO
                                                    International,         Inc.,
                                                    Pittsburgh,   PA,  from  May
                                                    1993; General  Manager-Human
                                                    Resources   of  U.S.   Steel
                                                    Group  of  USX  Corporation,
                                                    Pittsburgh, PA, from 1991.
 ------------------------- ------------------------ ===========================
 Richard D. Spencer (42)   Vice President and       First  elected  to present
                           Chief Information        position  April  1,  1996;
                           Officer                  Manager    -    Technology
                                                    Programs of General Electric
                                                    Corporation   from  February
                                                    1991;  Manager, GE Aerospace
                                                    Computer    Services    from
                                                    February 1990.

-------------------------- ------------------------ ===========================
      Name and Age                  Title              Business Experience
 ------------------------- ------------------------ ===========================
 Jeffrey C. Swoveland      Vice President -         First  elected  to present
 (41)                      Finance and Treasurer    position   May  23,  1996.
                                                    Treasurer  from December 15,
                                                    1995;       Director      of
                                                    Alternative   Finance   from
                                                    September  27,  1994;   Vice
                                                    President - Global Corporate
                                                    Banking   of  Mellon   Bank,
                                                    Pittsburgh,  PA,  from  June
                                                    1993;     Assistant     Vice
                                                    President - Global Corporate
                                                    Banking   of  Mellon   Bank,
                                                    Pittsburgh,  PA,  from June,
                                                    1989.
===============================================================================
Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified. Except as indicated, the officers listed above were elected on May 23, 1996.
===============================================================================

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal and the dividends declared and paid per share are summarized as follows:

                            1996                             1995
                  -------------------------         ------------------------
                    High     Low   Dividend           High     Low  Dividend
     1st Quarter   31 1/2   27 3/4   $.295          29 5/8    26 7/8  $.295
     2nd Quarter   30 5/8   27 3/4    .295*         31 1/4    27 5/8   .295*
     3rd Quarter   29 7/8   25 1/4    .295          30 3/4    25 7/8   .295
     4th Quarter   31 1/8   27 1/2    .295          31 3/8    28 3/4   .295

* Actually declared near the end of the preceding quarter.

      (b) As of December 31, 1996, there were 7,735 shareholders of record of the Company's common stock.

      (c)(1) The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $387,188,000 of the Company's consolidated retained earnings at December 31, 1996 was available for declarations or payments of dividends on, or purchases of, its common stock.

      (c)(2) The Company anticipates dividends will continue to be paid on a regular quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA

                     1996       1995           1994        1993        1992
                 -------------------------------------------------------------
                              (Thousands Except Per Share Amounts)

Operating
  revenues       $1,861,799  $1,425,990     $1,397,280  $1,094,794  $  812,374
                 ==========  ==========     ==========  ==========  ==========

Net income       $   59,379  $    1,548(a)  $   60,729  $   73,455  $   60,026
                 ==========  ==========     ==========  ==========  ==========

Earnings per
 share of
 common stock         $1.69        $.04          $1.76       $2.27       $1.92
                      =====        ====          =====       =====       =====

Total assets     $2,096,299  $1,963,313     $2,019,122  $1,946,907  $1,468,424

Long-term debt   $  422,112  $  415,527     $  398,282  $  378,845  $  346,693

Cash dividends
 paid per share
 of common stock      $1.18       $1.18          $1.15       $1.10       $1.04

(a) Includes charge for impairment of assets and nonrecurring gains. See Notes C, D and E to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Equitable's consolidated net income for 1996 was $59.4 million, or $1.69 per share, compared with $1.5 million, or $.04 per share, for 1995 and $60.7 million, or $1.76 per share, for 1994. Earnings for 1996 include an after-tax gain of $4.4 million, or $.13 per share, from the curtailment of the Company's defined benefit pension plan for certain non-utility employees as more fully described in Note G to the consolidated financial statements. Although a nonrecurring gain, the curtailment will reduce operating costs in the future. Earnings for 1995 include an after-tax charge of $74.2 million, or $2.12 per share, due to the recognition of impairment of assets of $121.1 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", as more fully described in Note C to the consolidated financial statements. The results for 1995 also include a non-recurring after-tax gain of $29.1 million, or $.83 per share, related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million, or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs as described in Notes E and D, respectively, to the consolidated financial statements.

     The increase in income for 1996 compared to 1995, excluding the effect of the items detailed above, is due to lower depletion rates, a 19% increase in the average selling price for produced natural gas, lower interest costs and higher margins from sale of natural gas liquids. These items were partially offset by lower nonconventional fuels tax credits, a 12% decline in natural gas production and costs incurred for the start-up and development of new operations. The lower interest costs reflect lower average balances outstanding, lower short-term rates, and lower long-term rates as a result of the July 1996 refinancing of higher-cost long-term debt as more fully described in Note L to the consolidated financial statements. The lower nonconventional fuels tax credits reflect the November 1995 sale of interest in certain properties as more fully described in Note R to the consolidated financial statements. The decline in natural gas production includes the October 1995 sale of non-core Appalachian properties as described in Note Q to the consolidated financial statements.

     The decrease in earnings for 1995 compared to 1994, excluding the effect of the items detailed above, is due primarily to a 19 percent decline in the average selling price for produced natural gas, increased operating expenses and higher interest costs.

RESULTS OF OPERATIONS

     In 1996, the Company began reporting operations in three business segments -- supply and logistics, utilities, and services. The supply and logistics segment represents primarily the operations previously reported as the exploration and production segment and the energy marketing segment. The utilities segment represents primarily the operations previously reported as the natural gas distribution segment and the natural gas transmission segment. The services segment represents a portion of marketed gas sales previously reported in the other segments along with several new lines of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     This discussion supplements the detailed financial information by business segment presented in Note P to the consolidated financial statements. Parenthetical percentages included in the discussion of operating income denote the approximate impact relative to the change.

SUPPLY AND LOGISTICS

     Supply and logistics operations are comprised of the sale of produced natural gas, oil and natural gas liquids, contract drilling, marketing of natural gas and electricity, and storage and intrastate transportation of natural gas in Louisiana. Operating revenues were $1,318.7 million in 1996 compared with $1,059.9 million in 1995 and $1,012.1 million in 1994. The 1995 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement and $11.0 million of additional revenue from direct bill settlements as described in Notes E and D, respectively, to the consolidated financial statements. The increase in revenues for 1996 compared to 1995 is due to an increase in average selling prices for marketed and produced natural gas of 40% and 19%, respectively, an increase in average selling price and production of natural gas liquids of 27% and 8%, respectively, and initial revenues from the marketing of electricity. These increases were partially offset by the nonrecurring amounts in 1995, a 12% decline in natural gas production, lower marketed natural gas sales and lower average selling prices and production of oil. Excluding the nonrecurring amounts in 1995, revenues were substantially the same for 1995 and 1994. Increases in the sales of marketed and produced natural gas of 21% and 4%, respectively, higher production and average selling prices for natural gas liquids and 12% higher average selling prices for oil were offset by a decrease in the average selling price for marketed and produced natural gas of 17% and 19%, respectively.

SUPPLY AND LOGISTICS                         1996         1995           1994
------------------------------------------------------------------------------
OPERATING REVENUES (THOUSANDS):
   Marketed Natural Gas...............  $ 1,019,220   $   761,465  $   755,015
   Produced Natural Gas ..............      109,400       104,630      123,354
   Produced Natural Gas Liquids.......      100,628        73,620       66,357
   Produced Oil.......................       25,520        31,753       29,239
   Contract Drilling..................       19,190        14,324       15,427
   Marketed Electricity...............       15,167             -            -
   Natural Gas Transportation.........        7,670         9,405        9,266
   Natural Gas Storage................        1,099             -            -
   Direct Billing Settlements.........        7,815        32,582        7,815
   Other..............................       12,952        32,075        5,646
------------------------------------------------------------------------------
     Total Revenues...................  $ 1,318,661   $ 1,059,854  $ 1,012,119
==============================================================================
SALES QUANTITIES:
   Marketed Natural Gas (MMcf)........      446,736       466,289      386,033
   Produced Natural Gas (MMcf)........       57,295        64,984       62,507
   Oil (MBls).........................        1,727         1,932        1,986
   Natural Gas Liquids
     (thousands of gallons)...........      280,579       260,987      245,525
   Transportation Deliveries (MMcf)...      120,363       122,405      103,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY AND LOGISTICS (CONTINUED)

      Cost of energy purchased includes natural gas and electricity purchased for marketing activities and natural gas purchased for the production of natural gas liquids. The cost of energy purchased amounted to $1,092.9 million in 1996 compared with $801.0 million in 1995 and $793.5 million in 1994. The increase in cost of energy purchased for 1996 compared to 1995 is due to higher prices for natural gas and the initial sales of electricity. The increase in cost of energy purchased for 1995 compared to 1994 reflects higher requirements for increased marketing activities and production of natural gas liquids, partially offset by lower average prices for natural gas.

      Other operating expenses were $173.7 million in 1996, $291.6 million in 1995, and $183.7 million in 1994. Other operating expenses for 1995 include a charge of $95.1 million for impairment of assets. The decrease in other operating expenses for 1996 compared to 1995, excluding the charge in 1995, is due primarily to lower depreciation and depletion expense reflecting lower depletion rates and a decrease in natural gas production. The increase in other operating expenses for 1995 compared to 1994, excluding the charge in 1995, is due primarily to increased depreciation and depletion expense reflecting higher natural gas production.

      Operating income was $52.0 million for 1996 compared with an operating loss of $32.7 million in 1995 and operating income of $34.9 million for 1994. The increase in operating income for 1996 compared to 1995, excluding the effect of nonrecurring items in 1995, is due to lower depreciation and depletion expense (55%), higher prices for produced natural gas (45%), and higher margins from sale of natural gas liquids (35%). These items were partially offset by lower gas production (30%) and lower margins for marketed natural gas (25%). The decrease in operating income for 1995 compared to 1994, excluding the effect of nonrecurring items in 1995, is due to lower average selling prices for produced natural gas (100%) and lower margins for marketed natural gas (25%), partially offset by higher natural gas production (20%).

      The 1997 capital expenditure program of $121.7 million for supply and logistics includes $107.8 million for exploration and production activities including $23.2 million for development of Appalachian holdings, $17.1 million for the Rocky Mountain area, and $67.5 million for drilling in the Gulf of Mexico and Gulf Coast Region. Market and price trends for natural gas and oil will continue to be the principal factors for the economic justification of drilling investments. The 1997 capital expenditure program also includes $5.0 million for additions to the LIG pipeline system and $8.9 million for other items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES

      Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas. Revenues were $507.4 million in 1996 compared with $441.7 million in 1995 and $446.8 million in 1994. Revenues for 1995 include $4.8 million related to the Columbia bankruptcy settlement, as described in Note E to the consolidated financial statements. The increase in revenues for 1996 compared to 1995, excluding the effect of the settlement in 1995, is due to a 48% increase in sales to industrial and utility customers, the effect of commercial customers switching from transportation service to gas sales, a 55% increase in the average selling prices for marketed natural gas and increased retail gas sales reflecting 4% colder weather. The decrease in revenues for 1995 compared to 1994, excluding the effect of the settlement in 1995, is due primarily to the effect of commercial customers switching from gas sales to transportation service.

UTILITIES                                    1996         1995          1994
------------------------------------------------------------------------------
OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales..............    $ 271,636    $  266,855   $  265,356
   Commercial Gas Sales...............       68,408        39,331       66,956
   Industrial and Utility Gas Sales...       80,833        37,228       31,924
   Marketed Gas Sales.................       31,172        21,627       21,244
   Transportation Service.............       38,167        52,731       42,198
   Storage Service....................        7,305         8,490        9,506
   Other..............................        9,920        15,470        9,602
------------------------------------------------------------------------------
       Total Revenues.................    $ 507,441    $  441,732   $  446,786
==============================================================================
SALES QUANTITIES (MMCF):
   Residential Gas Sales..............       30,549        29,494       29,570
   Commercial Gas Sales...............       10,505         4,494        9,681
   Industrial and Utility Gas Sales...       26,647        17,991       12,815
   Marketed Gas Sales.................       10,110        10,884        9,072
   Transportation Deliveries..........       70,345        72,265       62,615
   Heating Degree Days (Normal - 5,968)       5,978         5,748        5,607

      Cost of energy purchased amounted to $246.3 million in 1996, $180.8 million in 1995, and $190.7 million in 1994. The increase in cost of energy purchased for 1996 compared to 1995 reflects commercial customers switching from transportation service to gas sales and higher industrial and utility gas sales. The decrease in gas costs for 1995 compared to 1994 is due to the effect of commercial customers switching from gas sales to transportation service, partially offset by higher industrial and utility gas sales.

      Other operating expenses amounted to $171.8 million in 1996, $205.3 million in 1995, and $180.8 million in 1994. Other operating expenses for 1995 include a charge of $25.6 million for impairment of assets. The decrease in other operating expenses for 1996 compared to 1995, excluding the charge in 1995, reflect savings from reengineering efforts that began in 1995. Other operating expenses for 1995 compared to 1994, excluding the charge, remained substantially the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES (CONTINUED)

      Operating income was $89.3 million in 1996 compared with $55.6 million in 1995 and $75.3 million in 1994. The increase in operating income for 1996 compared to 1995, excluding the charge for impairment of assets and Columbia settlement in 1995, is due primarily to lower operating expenses (40%), higher margins from marketed gas sales (25%) and higher distribution throughput reflecting colder weather (15%). Operating income for 1995, excluding the charge for impairment of assets and Columbia settlement, remained substantially the same as the 1994 results.

      The 1997 capital expenditure program of $40.4 million for utilities includes $14.3 million for the distribution operations, $9.7 million for interstate pipeline operations and $16.4 million for corporate information systems and other items.

SERVICES

      Services operations are comprised of marketing of natural gas, cogeneration development, water efficiency and program development, performance contracting, and central facility plant operations. This operation was formed by combining certain of the Company's natural gas marketing activities with the operations of Independent Energy Company, Conogen, Inc. and Pequod Associates, Inc. which were acquired in 1995 and 1996. In February 1997, the Company also acquired Scallop Thermal Management, Inc. Operating revenues of $172.3 million in 1996 include $163.5 million from the sale and marketing of natural gas, and $8.8 million from cogeneration development and performance contracting.

      Cost of energy purchased amounted to $160.0 million for 1996 and other operating expenses, including operating, start-up and development costs for the new segment, were $24.8 million for 1996. Operating results were a loss of $12.5 million reflecting the start-up and development costs incurred in 1996.

      The 1997 capital expenditure program for services is $25.0 million to be used for energy related projects.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

      Cash required for operations is impacted primarily by the seasonal nature of the Company's natural gas distribution operations and volatility of oil and gas commodity prices. Gas purchased for storage during the nonheating season is financed with short-term loans, which are repaid as gas is withdrawn from storage and sold during the heating season. In addition, short-term loans are used to provide other working capital requirements during the nonheating season.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

      The Company uses exchange-traded natural gas, crude oil and propane futures contracts and options and over-the-counter natural gas and crude oil swap agreements and options to hedge exposures to energy price changes. See Note M to the consolidated financial statements.

INVESTING ACTIVITIES

      The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its utility plant and continuing development and expansion of its resource production activities. Such expenditures during 1996 were $110.3 million. A total of $187.1 million has been authorized for the 1997 capital expenditure program.

      Short-term loans are also used as interim financing for a portion of capital expenditures. The Company expects to finance its 1997 capital expenditures with cash generated from operations and temporarily with short-term loans.

      Capital expenditures, including acquisitions, totaled about $814 million during the five-year period ended December 31, 1996, of which 64% was financed from operations.

FINANCING ACTIVITIES

      The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans ranged from 5.15% to 5.77% percent during 1996. At December 31, 1996, $199.3 million of commercial paper and $5.6 million of bank loans were outstanding at an average annual interest rate of 5.44%. The Company maintains a revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Adequate credit is expected to continue to be available in the future.

      During 1996, the Company refinanced the $75 million of 8 1/4% Debentures that matured on July 1, 1996 and $69.1 million of the Company's 9.9% Debentures due April 15, 2013. The 9.9% Debentures were redeemed through a tender offer that commenced in June 1996. The refinancing of these amounts was funded through issuance of $150 million of 7 3/4% Debentures due July 15, 2026. There is $100 million remaining available under a shelf registration filed with the Securities and Exchange Commission in June 1996.

RATE REGULATION

      The local distribution operations of Equitable Gas Company are subject to rate regulation by state regulatory commissions in Pennsylvania, West Virginia and Kentucky. In Pennsylvania, where approximately 95% of its revenues are derived, Equitable Gas has been able to sustain current base rates for customers since 1991. In February, 1997, Equitable Gas filed a request with the Pennsylvania Public Utility Commission (PUC) for a $28 million annual increase in base rates. Included in the request is a proposal for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

unbundling of the local distribution services to enable customers to choose their gas supplier. Gas purchased from another supplier would continue to be transported and delivered by Equitable Gas at regulated rates. The approval of the new rates, and the level of annual increase, will be subject to final approval by the PUC. Under statutory rules for regulatory proceedings, the PUC may delay implementation of the new rates until December 1, 1997.

      The Company's three interstate pipeline companies are subject to rate regulation by the Federal Energy Regulatory Commission (FERC). Under present rates, a majority of the annual costs are recovered through fixed charges to customers. The restructuring of rates pursuant to FERC Order 636 for Equitrans and Kentucky West Virginia Gas Company was completed in 1994 and 1993, respectively. Equitrans is required to file a section 4(e) rate proceeding to be effective August 1, 1997.

      Accounting for the operations of the Company's distribution and interstate pipeline operations is in accordance with the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation". As described in Note B to the consolidated financial statements, regulatory assets and liabilities are recorded to reflect future collections or payments through the regulatory process. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

FEDERAL INCOME TAX PROVISIONS

      Cash flow has been  affected  by the  Alternative  Minimum Tax (AMT) since
1988. The Company has incurred an AMT liability in each of the years 1988 through 1996 due to the nonconventional fuels tax credits. Although AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they reduce cash generated from operations. At December 31, 1996, the Company has available $72.5 million of AMT credit carryforwards. The impact of AMT on future cash flow will depend on the level of taxable income. AMT is not expected to affect the Company's ability to finance future capital requirements.

      Under current law, wells drilled after 1992 do not qualify for the nonconventional fuels tax credit. While production from qualified wells drilled in the Appalachian area will generate tax credits through the year 2002, it is anticipated that the amount of such credits will decline as the related reserves are depleted. In addition, in 1995, the Company sold an interest in properties producing nonconventional fuels, as described in Note R to the consolidated financial statements which will significantly reduce the generation of credits in the future. Therefore, the Company expects accelerated utilization of AMT credit carryforwards. The credits recorded in 1996, 1995, and 1994 reduced the Company's federal income tax provisions by $1.3 million, $13.1 million, and $16.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS

      Management does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations. The Company has identified situations that require remedial action for which $3.2 million is accrued at December 31, 1996. Environmental matters are described in Note T to the consolidated financial statements.

BALANCE SHEET CHANGES

      The increase in accounts receivable and accounts payable is due primarily to higher gas marketing activity. The increase in deferred purchased gas cost is due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The change in deferred income taxes reflected in current assets and liabilities is due to the increase in deferred purchased gas costs. The goodwill reflected in the 1996 balance sheet is the result of acquisitions as described in Note S to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE REFERENCE

Report of Independent Auditors                                         25

Statements of Consolidated Income
  for each of the three years in
  the period ended December 31, 1996                                   26

Statements of Consolidated Cash Flows
  for each of the three years in the
  period ended December 31, 1996                                       27

Consolidated Balance Sheets
  December 31, 1996 and 1995                                         28 - 29

Statements of Common Stockholders'
  Equity for each of the three
  years in the period ended
  December 31, 1996                                                    30

Long-term Debt, December 31,
  1996 and 1995                                                        31

Notes to Consolidated Financial
  Statements                                                         32 - 55

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Equitable Resources, Inc.

     We have audited the accompanying consolidated balance sheets and statements of long-term debt of Equitable Resources, Inc., and Subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc., and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note C to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," in 1995.




                                             s/ Ernst & Young LLP
                                        ------------------------------
                                                Ernst & Young LLP


Pittsburgh, Pennsylvania
February 19, 1997

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES


STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      1996            1995              1994
                                                ------------------------------------------------
                                                      (Thousands Except Per Share Amounts)

Operating Revenues                              $     1,861,799  $    1,425,990   $    1,397,280
Cost of Energy Purchased                              1,368,156         911,357          926,905
                                                ---------------  --------------   --------------
   Net operating revenues                               493,643         514,633          470,375
                                                ---------------  --------------   --------------
Operating Expenses:
   Operation                                            213,773         198,502          192,799
   Maintenance                                           26,544          26,635           31,737
   Depreciation and depletion                            82,381         104,625           93,347
   Impairment of assets                                       -         121,081                -
   Taxes other than income                               42,157          41,838           42,244
                                                ---------------  --------------   --------------
     Total operating expenses                           364,855         492,681          360,127
                                                ---------------  --------------   --------------
Operating Income                                        128,788          21,952          110,248
Other Income                                              2,998             387            3,163
Interest Charges                                         41,825          50,098           43,905
                                                ---------------  --------------   --------------
Income (Loss) Before Income Taxes                        89,961         (27,759)          69,506
Income Taxes (Benefit)                                   30,582         (29,307)           8,777
                                                ---------------  ---------------  --------------
Net Income                                      $        59,379  $        1,548   $       60,729
                                                ===============  ==============   ==============
Average Common Shares Outstanding                        35,188          34,793           34,509
                                                ===============  ==============   ==============
Earnings Per Share of Common Stock              $          1.69  $          .04   $         1.76
                                                ===============  ==============   ==============

                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES


STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    1996        1995         1994
                                                                ------------------------------------
                                                                             (Thousands)
Cash Flows from Operating Activities:
  Net income                                                    $   59,379   $    1,548   $   60,729
                                                                ----------   ----------   ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Impairment of assets                                                 -      121,081            -
    Depreciation and depletion                                      82,381      104,625       93,347
    Deferred income taxes (benefits)                                26,091      (74,348)      (5,059)
    Other - net                                                      1,058         (767)       1,566
    Changes in other assets and liabilities:
       Accounts receivable and unbilled revenues                   (47,909)     (74,275)         723
       Gas stored underground                                       (9,575)       5,179        2,958
       Material and supplies                                        (5,935)         154         (615)
       Deferred purchased gas cost                                 (49,919)      14,730       (7,742)
       Prepaid expenses and other                                  (10,281)      (8,754)      (9,592)
       Regulatory assets                                               379        1,810       (1,363)
       Accounts payable                                             49,784       58,791      (20,414)
       Accrued taxes                                                 2,538       (1,481)       4,230
       Refunds due customers                                        (1,114)      (6,252)       8,049
       Deferred revenue                                            (22,200)     129,874            -
       Other - net                                                  (9,109)       7,887        8,318
                                                                ----------   ----------   ----------
        Total adjustments                                            6,189      278,254       74,406
                                                                ----------   ----------   ----------
          Net cash provided by operating activities                 65,568      279,802      135,135
                                                                ----------   ----------   ----------
Cash Flows from Investing Activities:
       Capital expenditures                                       (110,284)    (118,112)    (146,174)
       Proceeds from sale of property                                4,180       24,610        1,195
                                                                ----------   ----------   ----------
          Net cash used in investing activities                   (106,104)     (93,502)    (144,979)
                                                                ----------   ----------   ----------
Cash Flows from Financing Activities:
       Issuance of common stock                                      2,306        2,756        1,791
       Purchase of treasury stock                                      (33)        (240)        (395)
       Dividends paid                                              (41,548)     (41,098)     (39,686)
       Proceeds from issuance of long-term debt                    144,919       17,836       43,083
       Repayments and retirements of long-term debt               (150,440)     (24,500)      (1,971)
       Increase (decrease) in short-term loans                      69,900     (134,300)      15,400
                                                                ----------   ----------   ----------
          Net cash provided (used) by financing activities          25,104     (179,546)      18,222
                                                                ----------   ----------   ----------
Net (Decrease) Increase in Cash and Cash Equivalents               (15,432)       6,754        8,378
Cash and Cash Equivalents at Beginning of Year                      30,169       23,415       15,037
                                                                ----------   ----------   ----------
Cash and Cash Equivalents at End of Year                        $   14,737   $   30,169   $   23,415
                                                                ==========   ==========   ==========
Cash Paid During the Year for:
  Interest (net of amount capitalized)                          $   43,025   $   46,359   $   40,105
                                                                ==========   ==========   ==========
  Income taxes                                                  $   10,456   $   41,272   $   13,098
                                                                ==========   ==========   ==========

                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995


                       ASSETS

                                                                     1996              1995
                                                              --------------------------------
                                                                          (Thousands)
Current Assets:
   Cash and cash equivalents                                  $      14,737     $      30,169
   Accounts receivable (less accumulated provision for
      doubtful accounts:  1996, $10,714; 1995, $10,539)             296,175           240,846
   Unbilled revenues                                                 24,157            31,752
   Gas stored underground - current inventory                        19,497             9,922
   Material and supplies                                             18,512            12,577
   Deferred purchased gas cost                                       60,079            10,160
   Deferred income taxes                                                  -             1,505
   Prepaid expenses and other                                        52,604            42,323
                                                              -------------     -------------
         Total current assets                                       485,761           379,254
                                                              -------------     -------------
Property, Plant and Equipment:
   Supply & Logistics (successful
      efforts method)                                             1,220,756         1,164,390
   Utilities                                                        988,425           957,119
   Services                                                           1,810               139
                                                              -------------     -------------
         Total property, plant and equipment                      2,210,991         2,121,648

   Less accumulated depreciation and depletion                      731,306           664,065
                                                              -------------     -------------
           Net property, plant and equipment                      1,479,685         1,457,583
                                                              -------------     -------------
Other Assets:
   Regulatory assets                                                 73,150            85,241
   Goodwill                                                           8,396                 -
   Other                                                             49,307            41,235
                                                              -------------     -------------
         Total other assets                                         130,853           126,476
                                                              -------------     -------------
           Total                                              $   2,096,299     $   1,963,313
                                                              =============     =============

                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive


CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1996               1995
                                                              -------------------------------
                                                                        (Thousands)
Current Liabilities:
   Short-term loans                                           $     204,900     $     135,000
   Accounts payable                                                 231,969           182,185
   Accrued taxes                                                     20,645            18,107
   Accrued interest                                                  11,852            14,842
   Refunds due customers                                             14,889            16,003
   Customer credit balances                                           7,051             9,759
   Deferred income taxes                                             19,009                 -
   Other                                                             10,099            14,888
                                                              -------------     -------------
      Total current liabilities                                     520,414           390,784
                                                              -------------     -------------
Long-Term Debt                                                      422,112           415,527
                                                              -------------     -------------
Deferred and Other Credits:
   Deferred income taxes                                            260,700           265,737
   Deferred investment tax credits                                   19,892            20,991
   Deferred revenue                                                 107,674           129,874
   Other                                                             23,224            25,321
                                                              -------------     -------------
      Total deferred and other credits                              411,490           441,923
                                                              -------------     -------------
Commitments and Contingencies                                             -                 -
                                                              -------------     -------------
Common Stockholders' Equity                                         742,283           715,079
                                                              -------------     -------------
         Total                                                $   2,096,299     $   1,963,313
                                                              =============     =============

                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    Common Stock (a)
                                              ------------------------               Foreign        Common
                                                 Shares         No      Retained    Currency     Stockholders'
                                               Outstanding  Par Value   Earnings   Translation      Equity
                                               ---------------------------------------------------------------
                                                                       (Thousands)

Balance, January 1, 1994                         34,465     $208,178    $520,433    $   (581)     $ 728,030
   Net income for the year 1994                                           60,729
   Dividends ($1.15 per share)                                           (39,686)
   Foreign currency translation                                                         (923)
   Stock issued:
     Conversion of 9 1/2% debentures                 31          345
     Restricted stock option plan                     8          313
     Dividend reinvestment plan                      47        1,504
   Treasury stock                                   (10)        (310)
                                                 ------     --------     -------    --------      ---------
Balance, December 31, 1994 (b)                   34,541      210,030     541,476      (1,504)       750,002
   Net income for the year 1995                                            1,548
   Dividends ($1.18 per share)                                           (41,098)
   Foreign currency translation                                                          366
   Adjustment for Independent Energy
     Corporation pooling of interests               233           26         110
   Stock issued:
     Conversion of 9 1/2% debentures                146        1,611
     Restricted stock option plan                    43        1,232
     Dividend reinvestment plan                      52        1,524
   Treasury stock                                    (8)        (242)
                                                 ------     --------     -------    --------      ---------
Balance, December 31, 1995 (b)                   35,007      214,181     502,036      (1,138)       715,079
   Net income for the year 1996                                           59,379
   Dividends ($1.18 per share)                                           (41,548)
   Foreign currency translation                                                          (83)
   Acquisition of subsidiary                        239        7,000
   Stock issued:
     Conversion of 9 1/2% debentures                 16          178
     Restricted stock option plan                    36          855
     Dividend reinvestment plan                      49        1,456
     Treasury stock                                  (1)         (33)
                                                 ------     --------    --------    --------      ---------
Balance, December 31, 1996 (b)(c)(d)             35,346     $223,637    $519,867    $ (1,221)     $ 742,283
                                                 ======     ========    ========    ========      =========


(a) Shares authorized: Common - 80,000,000 shares, Preferred - 3,000,000 shares.

(b) Net  of  treasury  stock:   1996  -  169,000  shares   ($4,023,000);   1995  -  407,000  shares
    ($9,673,000); 1994 - 632,000 shares ($14,933,000).

c)  A total of 2,508,000  shares of  authorized  but unissued  common stock was reserved  for  the  conversion  of  the
    9  1/2%  convertible  subordinated debentures, for issuance under the key employee restricted stock option and stock  appreciation  rights  incentive  compensation  plan,  the  long-term incentive plan, the  non-employee  directors'
    stock incentive plan, and for issuance under the Company's dividend reinvestment and stock purchase plan.
    An additional  8,000,000  shares of the Company's  authorized  but unissued common stock has been reserved for possible use in  connection  with future acquisitions.

(d)  Retained  earnings  of  $387,188,000  is  available  for  dividends  on, or purchase of, common stock  pursuant to restrictions  imposed by indentures securing long-term debt.


                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

LONG-TERM DEBT
DECEMBER 31, 1996 AND 1995


                                                          Annual Debt          Maturities After
                                                          Maturities               One Year
                                                   -------------------------------------------------
                                                      1996        1995         1996        1995
                                                   -------------------------------------------------
                                                                     (Thousands)

8 1/4% Debentures, due July 1, 1996 (a)            $      -   $      -    $         -   $     75,000
7 1/2% Debentures, due July 1, 1999
  ($75,000 principal amount, net of
  unamortized original issue discount) (b)                -          -         72,205         71,322
9 1/2% Convertible subordinated
  debentures, due January 15, 2006                        -          -            527            705
9.9% Debentures, due April 15, 2013 (c)(d)                -          -          5,880         75,000
7 3/4% Debentures, due July 15, 2026                      -          -        150,000              -
Medium-term notes:
  7.2% to 9.0% Series A, due 1998 thru 2021               -          -        100,000        100,000
  5.1% to 7.6% Series B, due 2003 thru 2023               -          -         75,500         75,500
  6.8% to 7.6% Series C, due 2007 thru 2018               -          -         18,000         18,000
                                                   --------   --------    -----------   ------------
  Total                                            $      -   $      -    $   422,112   $    415,527
                                                   ========   ========    ===========   ============


(a) 8 1/4% Debentures were retired with proceeds from issuance of long-term debt. See Note L to the consolidated financial statements.

(b)  Not redeemable prior to maturity.

(c)  $69,120,000  retired  as of  December  31,  1996  through  tender  offer.  See Note L to the consolidated financial statements.

(d)  Annual sinking fund payments of $3,750,000 are required beginning in 1999.

                        See notes to consolidated financial statements
                                  pages 32 to 55, inclusive


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

      Depreciation for financial reporting purposes is provided on the straight-line method at composite rates based on estimated service lives, except for most gas and oil production properties as explained below. Service lives range from 5 to 70 years. Depreciation rates are based on periodic studies.

      The Company uses the successful efforts method of accounting for exploration and production activities. Under this method, the cost of productive wells and development dry holes, as well as productive acreage, are capitalized and depleted on the unit-of-production method. Service lives for gas and oil wells range from 3 to 35 years.

      (3) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION: The Federal Energy Regulatory Commission (FERC) prescribes a formula to be used for computing overhead allowances for funds used during construction (AFC). AFC applicable to equity funds capitalized is included in other income and amounted to $.9 million in 1996, $1.0 million in 1995 and $.9 million in 1994. AFC applicable to borrowed funds, as well as other interest capitalized for the nonregulated companies, is applied as a reduction of interest charges and amounted to $2.6 million in 1996, $2.5 million in 1995 and $2.1 million in 1994.

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

      (8) DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses exchange-traded natural gas and crude oil futures contracts and options and over-the-counter
(OTC) natural gas and crude oil swap agreements and options to hedge exposures to energy price changes. Exchange-traded instruments are generally settled with off-setting positions but may be settled by delivery of commodities. OTC arrangements require settlement in cash. The margin accounts for exchange-traded futures contracts, which reflect daily settlements as market values change, are recorded in other current assets. Premiums on all options contracts are initially recorded in other current assets based on the amount exchanged. The Company sells options to reduce the overall cost of hedging. Unrealized losses on sold options are deferred to the extent of unamortized premiums. The fair values of swap agreements are generally recognized only when settled. Changes in market value of derivative financial instruments which qualify as hedges of firm commitments or anticipated transactions are deferred and recognized in net operating revenues when hedged transactions occur. Cash flows from derivatives accounted for as hedges are considered operating activities. The Company also uses exchange-traded natural gas futures contracts for speculative trading purposes. Realized and unrealized gains and losses on these contracts are recorded in other income in the period in which the changes occur.

      (9) GOODWILL: Goodwill consists of costs in excess of the net assets of businesses acquired. Goodwill is amortized on a straight-line basis over a period of twenty years.

      (10)STOCK OPTIONS: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. No compensation expense is recognized on stock options because the exercise price equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair values at the grant dates as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share would not have been material.

      (11)REVENUE RECOGNITION: Revenues for regulated gas sales to retail customers are recognized as service is rendered, including an accrual for unbilled revenues from the date of each meter reading to the end of the accounting period. Revenue is recognized for exploration and production activities when deliveries of natural gas, oil and natural gas liquids are made. Revenue from natural gas transportation and storage activities are recognized in the period service is provided. Revenues from energy marketing activities are recognized when deliveries occur.

      (12)USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      (13)CASH FLOWS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      (14)RECLASSIFICATION: Certain amounts contained in prior year comparative information have been reclassified to conform with the 1996 presentation.

B.  Regulatory Assets and Liabilities

      The Company's distribution and interstate pipelines are subject to rate regulation by state and federal regulatory commissions. Accounting for these operations is in accordance with the provisions of Statement of Financial
Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation". The Company records regulatory assets and liabilities to reflect future collections or payments through the regulatory process. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs. Regulatory assets (liabilities) reflected in the consolidated balance sheets are as follows:

                                                            December 31,
                                                        1996          1995
                                                     ------------------------
                                                             (Thousands)

    Deferred purchase gas costs....................   $  60,729     $ 10,160
    Unamortized loss on reacquired debt
        included in other assets...................      10,654        3,013
    Regulatory assets:
        Deferred income tax accounting.............      64,132       76,122
        Postretirement benefits other than pensions       4,062        3,909
        Other......................................       4,956        5,210
    Estimated refunds due customers................     (14,889)     (16,003)
    Deferred investment tax credits................     (19,892)     (20,991)

C.  Impairment of Assets

      In 1995, the Company evaluated the carrying value of long-lived assets for impairment of value pursuant to the methodology prescribed in Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Primarily as a result of the sustained decrease in gas and oil prices, the Company recognized a write-down in the carrying value of assets of $121.1 million which decreased net income by $74.2 million. The write-down included $95.1 million for exploration and production properties and intrastate transmission facilities included in the supply and logistics segment and $26.0 million for information systems, storage development projects, and other assets reflected in the utilities segment. The fair value of the assets was determined based upon expected discounted future net cash flows or a comparison with market values when available.

D.  Direct Billing Settlements

      Kentucky West Virginia Gas Company received FERC approval of settlement agreements with all customers for the direct billing to recover the higher Natural Gas Policy Act (NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with Equitable Gas Division has been subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved Equitable Gas Company's collection of $7.8 million in September 1996, $18.8 million in September 1995 and $7.8 million in September 1994 related to the direct billing settlement. The 1995 amount includes $11.0 million for accelerated collection of amounts that would have otherwise been subject to approval by the PUC, and recognized in income, in later years. As a result of the PUC approvals, net income for 1996 includes approximately $4.7 million, $11.3 million for 1995 and $4.7 million for 1994 related to the settlement. Approximately $10.2 million from the settlement remains to be recovered in future gas costs filings with the PUC over the next two years.

      In November 1995, Kentucky West Virginia Gas Company received $13.8 million from Columbia Gas Transmission Company (Columbia) as settlement, in Columbia's bankruptcy proceeding, of Kentucky West's claim for $19 million related to the direct billing settlements. Net income for 1995 includes $8.9 million related to the settlement.

E.  Columbia Gas Transmission Bankruptcy Settlement

      In addition to the direct billing settlement described above, the Company had various claims against Columbia for abrogation of contracts to purchase gas from the Company and collection of FERC Order 636 transition costs. In November 1995, the Company received $31.2 million in Columbia's bankruptcy settlement related to these items which increased net income for 1995 by $20.2 million.

F.  Income Taxes

      The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities:

                                                         December 31,
                                                   -----------------------
                                                       1996        1995
                                                   -----------------------
                                                          (Thousands)
      Deferred tax liabilities (assets):
       Exploration and development costs
         expensed for income tax reporting........  $  63,435   $  59,321
       Tax depreciation in excess of
         book depreciation .......................  $ 251,951     257,642
       Regulatory temporary differences...........     28,467      33,815
       Deferred purchased gas cost................     21,210       1,308
       Alternative minimum tax....................    (72,470)    (74,829)
       Investment tax credit......................     (7,997)     (8,438)
       Other......................................     (4,887)     (4,587)
                                                    ---------   ---------
         Total (including amounts classified as
           current liabilities of $19,009 for 1996
           and current assets of $1,505 for 1995).  $ 279,709   $ 264,232
                                                    =========   =========

      As of December 31, 1996 and 1995, $64.1 million and $76.1 million, respectively, of the net deferred tax liabilities are related to rate-regulated operations and have been deferred as regulatory assets.

      Income tax expense (benefit) is summarized as follows:

                                              Years Ended December 31,
                                        ----------------------------------
                                           1996        1995        1994
                                        ----------------------------------
                                                    (Thousands)
      Current:
       Federal........................   $  3,953  $   36,681     $11,196
       State..........................        538       8,360       2,640
      Deferred:
       Federal........................     22,905     (56,953)     (6,848)
       State..........................      3,186     (17,395)      1,789
                                         --------  ----------     -------
         Total........................   $ 30,582  $  (29,307)    $ 8,777
                                         ========  ==========     =======

      Provisions for income taxes are less than amounts computed at the federal statutory rate of 35% on pretax income. The reasons for the difference are summarized as follows:

                                             Years Ended December 31,
                                        -----------------------------------
                                           1996        1995        1994
                                        -----------------------------------
                                                    (Thousands)

      Tax at statutory rate...........    $ 31,487    $ (9,716)  $ 24,327
      State income taxes..............       1,913      (5,866)     3,069
      Nonconventional fuels tax credit      (1,299)    (13,114)   (16,442)
      Other...........................      (1,519)       (611)    (2,177)
                                          --------    --------   --------
       Income tax expense (benefit)...    $ 30,582    $(29,307)  $  8,777
                                           =======    ========   ========
      Effective tax rate (benefit)....       34.0%     (105.6)%     12.6%
                                             ====      ======       ====

      The consolidated federal income tax liability of the Companies has been settled through 1994.

      The Company has available $72.5 million of alternative minimum tax credit carryforward which has no expiration date. In addition, the Company has net operating loss carryforwards for federal income tax purposes of $2.2 million which will expire in 2003. The net operating loss carryforwards apply to a subsidiary of Louisiana Intrastate Gas.

      Amortization of deferred investment tax credits amounted to $1.1 million for 1996, 1995 and 1994.

G.  Employee Pension Benefits

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

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets:
                                                         December 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------------------
                                                         (Thousands)
      Actuarial present value of benefit obligations:
       Vested benefit obligation..................  $  124,477  $  127,758
                                                    ==========  ==========
       Accumulated benefit obligation.............  $  130,416  $  131,405
                                                    ==========  ==========
      Market value of plan assets.................  $  165,360  $  159,607
      Projected benefit obligation................     137,477     146,078
                                                    ----------  ----------
      Excess of plan assets over projected
       benefit obligation.........................      27,883      13,529
      Unrecognized net asset......................      (1,833)     (2,208)
      Unrecognized net gain.......................     (28,871)    (20,194)
      Unrecognized prior service cost.............      11,124       9,864
                                                    ----------  ----------
      Prepaid pension cost recognized in
       the consolidated balance sheets............  $    8,303  $      991
                                                    ==========  ==========

      At year-end the discount rate used in determining the actuarial present value of benefit obligations was 7 3/4% for 1996, 7 1/2% for 1995 and 8 1/4% for 1994. The assumed rate of increase in compensation levels was 4 1/2% for all three years.

      The Companies' pension cost, using a 9% average rate of return on plan assets, comprised the following:
                                                  Years Ended December 31,
                                              --------------------------------
                                                 1996       1995        1994
                                              --------------------------------
                                                         (Thousands)
      Service cost benefits earned
        during the period................    $   4,053   $  3,452    $  3,916
      Interest cost on projected benefit
        obligation.......................       11,197     11,165      10,752
      Actual (return) loss on assets.....      (26,828)   (34,054)      2,757
      Net amortization and deferral......       12,756     19,806     (14,680)
      Gain on curtailment................       (7,370)         -           -
                                             ---------   --------    --------
        Net periodic pension (benefit) cost  $  (6,192)  $    369    $  2,745
                                             =========   ========    ========

      In 1996, the Company recognized a gain of $7.4 million for the curtailment of the defined benefit pension plan for certain non-utility employees. Net income for 1996 includes $4.4 million related to the curtailment. As of January 1, 1997, the Company established a defined contribution plan for these employees that will provide a base Company contribution.

H.  Other Postretirement Benefits

      In addition to providing pension benefits, the Companies provide certain health care and life insurance benefits for retired employees and their dependents. In 1996, the Company implemented changes in the postretirement medical and life insurance benefits for all nonunion employees. Changes for represented employees are subject to collective bargaining. Benefits for employees in the supply and logistics and services segments were eliminated. For all other nonunion employees, the contributory portion of medical premiums to be paid by employees after retirement was changed to a graduated scale based on years of service and the maximum amount of non-contributory life insurance available at age 69 was reduced. The effect of these changes reduced the transition obligation by $29.7 million. The Company's transition obligation is being amortized through 2012.

      In determining the accumulated postretirement benefit obligation at December 31, 1996, the Company used a beginning inflation factor ranging from 6% to 8%, depending on the level of coverage, decreasing gradually to 4 1/4% to 4 3/4% after 4 to 8 years and a discount rate of 7 3/4%. At December 31, 1995, the beginning inflation factor was 10% decreasing gradually to 4 3/4% after 14 years and the discount rate was 7 1/2%. The following summarizes the status of the Company's accrued postretirement benefit costs (OPEBS):
                                                           December 31,
                                                    ---------------------------
                                                       1996             1995
                                                    ---------------------------
                                                            (Thousands)
       Accumulated postretirement benefit obligation:
         Retired employees.......................     $  21,724      $  31,555
         Active employees:
           Fully eligible........................         4,212         10,902
           Other.................................         5,125         14,728
                                                      ---------      ---------
            Total obligation ....................        31,061         57,185
       Trust assets .............................         4,623          2,632
                                                      ---------      ---------
       Obligation in excess of trust assets......        26,438         54,553
       Unrecognized net loss.....................       (10,808)        (6,298)
       Unrecognized prior service cost ..........         2,923              -
       Unrecognized transition obligation........       (11,444)       (39,195)
                                                      ---------      ---------
               Accrued postretirement benefit cost    $   7,109      $   9,060
                                                      =========      =========

     The net periodic cost for postretirement health care and life insurance benefits includes the following:
                                                    Years Ended December 31,
                                                ------------------------------
                                                   1996       1995      1994
                                                ------------------------------
                                                            (Thousands)

       Service cost..........................   $     746  $    993  $   1,049
       Interest cost.........................       2,892     4,200      3,423
       Amortization of transition obligation.       1,329     2,306      2,305
       Expected return on assets.............        (198)        -          -
                                                ---------  --------  ---------
         Periodic cost.......................   $   4,769  $  7,499  $   6,777
                                                =========  ========  =========

      As of December 31, 1996 and 1995, approximately $4.0 million of the accrued OPEBS related to rate-regulated operations have been deferred as regulatory assets. Rate recovery has begun in several jurisdictions which requires the Company to place agreed upon amounts in trust when collected in rates until such time as they are applied to retiree benefits or returned to ratepayers. Trust assets consist principally of equity and debt securities.

      An increase of one percent in the assumed medical cost inflation rate would increase the accumulated postretirement benefit obligation by 9% and would increase the periodic cost by 7%.

I.    Common Stock

      (1) EMPLOYEE STOCK PURCHASE PLAN

      In October 1995, the Company implemented an Employee Stock Purchase Plan. The Plan provides for employees to purchase shares of the Company's common stock at a 10 percent discount through payroll deductions.

      (2) DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      Pursuant to this Plan, stockholders may reinvest dividends and make limited additional cash investments to purchase shares of common stock. Shares issued through the Plan may be acquired on the open market or by issuance of previously unissued shares. At December 31, 1996, 92,153 shares of common stock were reserved for issuance under the Plan.

      (3) STOCK REPURCHASE PROGRAM

      In  1995,  the  Board  of  Directors  of  the  Company   authorized  the
repurchase of up to one million shares of outstanding common stock. Through December 31, 1996, no shares have been repurchased.

      (4) COMMON STOCK RESERVE

      On July 18, 1996, the Board of Directors of the Company reserved 8,000,000 shares of the Company's authorized but unissued common stock for possible use in connection with future acquisitions. Through December 31, 1996, no shares have been issued.

J.  Stock-Based Compensation Plans

      (1) LONG-TERM INCENTIVE PLAN

      The Company's Long-Term Incentive Plan provides for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the Plan or purchased through the exercise of options, and the value of stock appreciation units, are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. The maximum number of shares which could have been granted under the Plan during 1994 was 763,500 shares. In each subsequent year, an additional number of shares equal to 1% of the total outstanding shares as of the preceding December 31 will be available for grant. In no case may the number of shares granted under the Plan exceed 1,725,500 shares. These options expire from 5 to 10 years from the date of grant but contain vesting provisions which are based upon Company performance. At December 31, 1996, 1,725,500 shares of common stock were reserved for issuance under the Plan.

      The following schedule summarizes the stock option activity:

                                                  Years ended December 31,
                                           -------------------------------------
                                               1996         1995         1994
                                           -------------------------------------
   Options outstanding January 1.......       933,200      363,400           --
   Granted.............................       125,400      739,000      363,400
   Forfeited...........................      (185,800)    (169,200)          --
                                             --------     --------      -------
   Options outstanding December 31.....       872,800      933,200      363,400
                                             ========     ========      =======

      At December 31:
         Number of options exercisable.      363,400      363,400      363,400
         Prices of options outstanding.       $27.50      $28.625       $33.81
                                                to           to
                                              $33.81       $33.81

         Average option price..........       $30.08       $30.31       $33.81

      (2) NON-EMPLOYEE DIRECTORS' STOCK INCENTIVE PLAN

      The Company's Non-Employee Directors' Stock Incentive Plan provides for the granting of up to 80,000 shares of common stock in the form of stock option grants and restricted stock awards to non-employee directors of the Company. On the first business day of June in each year from 1997 to 1998, each Director will be granted an option for 500 additional shares of common stock. The exercise price for each share is 100% of the mean of the high and the low trading prices of the common stock on the date of grant. Each option is exercisable upon the earlier of three years from the date of grant or at Director's retirement, disability, or death. No option may be exercised more than five years after date of grant. At December 31, 1996, 76,400 shares of common stock were reserved for issuance under the Plan.

      The following schedule summarizes the stock option activity:

                                                  Years ended December 31,
                                             -----------------------------------
                                                1996        1995        1994
                                             -----------------------------------
   Options outstanding January 1..........      11,000       4,000          --
   Granted................................      12,000       7,000       4,000
                                                ------      ------       -----
   Options outstanding December 31........      23,000      11,000       4,000
                                                ======      ======       =====

      At December 31:
        Number of options exercisable.....      None        None        None
        Prices of options outstanding.....     $29.81      $29.875     $34.625
                                                 to          to
                                               $34.625     $34.625

        Average option price..............     $30.67      $31.60      $34.625

      (3) KEY EMPLOYEE RESTRICTED STOCK OPTION PLAN

      The Equitable Resources, Inc., Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan is nonqualified and provided for the granting of restricting stock awards or options to purchase common stock of the Company at prices ranging from 75% to 100% of market value on the date of grant. All options are exercisable upon grant. No future grants may be made under the Plan which was replaced by the Long-Term Incentive Plan effective May 27, 1994 as described above. Options expire five years from the date of grant. Stock awarded under the Plan or purchased through the exercise of options, and the value of certain stock appreciation units, are restricted and subject to risk of forfeiture should an optionee terminate employment prior to specified vesting dates. The following schedule summarizes the stock option activity:

                                                  Years Ended December 31,
                                           -------------------------------------
                                               1996         1995         1994
                                           -------------------------------------
  Options outstanding January 1........       144,125      241,818      253,068
  Exercised............................       (43,425)     (54,100)      (7,650)
  Canceled, forfeited, surrendered
    or expired.........................       (24,850)     (43,593)      (3,600)
                                             --------     --------    ---------
  Options outstanding December 31......        75,850      144,125      241,818
                                             ========      =======      =======
  Price of  options  exercised  during
    the year ..........................       $20.13       $18.81       $17.50
                                                              to           to
                                                           $20.13       $20.13
  Average price of options exercised
    during the year....................       $20.13       $20.01       $22.48
  At December 31:
    Price of options outstanding.......       $36.50       $20.13       $18.81
                                                             to           to
                                                           $36.50       $36.50

    Average option price...............       $36.50       $31.57       $29.82
    Shares reserved for issuance.......       565,901      610,226      663,699

K.  Short-Term Loans

      Maximum lines of credit available to the Company were $500 million during 1996 and 1995, and $325 million during 1994. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent were paid to maintain credit availability. In January 1995, the Company established a five-year revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent.

      At December 31, 1996, short-term loans consisted of $199.3 million of commercial paper and $5.6 million of bank loans at a weighted average annual interest rate of 5.44%; and at December 31, 1995, $135.0 million of commercial paper at a weighted average annual interest rate of 5.68%. The maximum amount of outstanding short-term loans was $295.5 million in 1996, $314.6 million in 1995 and $269.3 million in 1994. The average daily total of short-term loans outstanding was approximately $147.4 million during 1996, $214.2 million during 1995 and $204.6 million during 1994; weighted average annual interest rates applicable thereto were 5.5% in 1996, 6.0% in 1995 and 4.4% in 1994.

L.  Long-Term Debt

      On June 25, 1996, the Company commenced a tender offer for the purchase of all the outstanding 9.9% Debentures due April 15, 2013. As of December 31, 1996, $69.1 million of the $75 million Debentures were tendered for purchase leaving $5.9 million outstanding. Premiums paid for the redemption were $6.3 million.

      On June 28, 1996, the Company funded the retirement of $75 million of 8.25% Debentures due July 1, 1996.

      The Company filed a shelf registration with the Securities and Exchange Commission effective in June 1996 to issue $250 million of long-term debt. On July 29, 1996 the Company issued $150 million of 30-year Debentures with a coupon rate of 7.75%. The proceeds were used to finance the retirement of the 8.25% Debentures and purchase of 9.9% Debentures as described above.

      The Company filed a shelf registration with the Securities and Exchange Commission effective June 9, 1994 to issue $100 million of Medium-Term Notes--Series C to be used to retire short-term loans. As of December 31, 1996, $18 million of Series C Notes have been issued.

      The 9 1/2% Convertible Subordinated Debentures are convertible at any time into common stock at a conversion price of $11.06 per share. During 1996, 1995 and 1994, $178,000, $1,611,000 and $345,000 of these debentures were converted into 16,089 shares, 145,635 shares, and 31,187 shares of common stock, respectively. At December 31, 1996, 48,007 shares of common stock were reserved for conversions.

      Interest expense on long-term debt amounted to $34.8 million in 1996, $36.5 million in 1995, and $35.5 million in 1994. Aggregate maturities of long-term debt will be $0 in 1997, $5.0 million in 1998, $78.8 million in 1999, $2.1 million in 2000, and $14.0 million in 2001.

M.  Derivative Financial Instruments

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

      The following table summarizes the outstanding derivative financial instruments:

--------------------------------------------------------------------------------
                                              Notional             Unrealized
                                              Quantity              Deferred
                                      Purchase          Sale        Gain/Loss
                                          (Bcf Equivalent)        ($ Millions)
--------------------------------------------------------------------------------
DECEMBER 31, 1996
Exchange traded
   Futures....................           5.3             8.7        $    1.7
================================================================================
OTC
   Swaps......................          45.0            91.2        $  (11.1)
   Options....................           1.5             1.1            (1.5)
--------------------------------------------------------------------------------
     Total....................          46.5            92.3        $  (12.6)
================================================================================
DECEMBER 31, 1995
Exchange traded
   Futures....................           4.8             1.9        $     .4
   Options....................          18.2            11.4            (1.4)
--------------------------------------------------------------------------------
     Total....................          23.0            13.3        $   (1.0)
================================================================================
OTC
   Swaps......................          27.3            52.8        $    (.3)
   Options....................          13.5            21.1             1.0
--------------------------------------------------------------------------------
     Total....................          40.8            73.9        $     .7
================================================================================

      Deferred realized gains (losses) from hedging firm commitments and anticipated transactions were $(.9) million and $(2.8) million at December 31, 1996 and 1995, respectively. These amounts are included in other current assets and recognized in earnings when the future transactions occur.

      At December 31, 1996 and 1995, there were no outstanding energy futures contracts held for trading purposes. During 1996 and 1995, the average fair value of traded contracts was $23,000 and ($40,000), respectively. Trading activity resulted in a net gain of $.8 million for 1996 and a net loss of $1.9 million for 1995. The value of these financial instruments is subject to fluctuations in market prices for natural gas. Exposure to this risk is managed by maintaining open positions within defined trading limits.

N.  Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents as well as short-term loans approximates fair value due to the short maturity of the instruments.

      The estimated fair value of long-term debt, at December 31, 1996 and 1995 would be $445.6 million and $465.1 million, respectively. The fair value was estimated based on the quoted market prices as well as the discounted values using a current discount rate reflective of the remaining maturity.

      The Company's 7 1/2% Debentures may not be redeemed prior to maturity. The 9.9% Debentures require payment of premiums for early redemption, exclusive of annual sinking fund requirements.

      The derivative financial instruments described in Note M are reflected in other current assets at fair value of $(.2) million and $(3.3) million at December 31, 1996 and 1995, respectively.

O.  Concentrations of Credit Risk

      Revenues and related accounts receivable from the supply and logistics segment's operations are generated primarily from the sale of produced natural gas to utility and industrial customers located mainly in the Appalachian area; the sale of produced oil to refinery customers in the Rocky Mountain and Appalachian areas; the sale of produced natural gas liquids to a refinery customer in Kentucky; the sale of produced natural gas liquids and intrastate transportation of natural gas in Louisiana; and the marketing of natural gas and electricity.

      The services segment's operating revenues and related accounts receivable are generated from the nationwide marketing of natural gas to brokers and large volume utility and industrial customers; and cogeneration development, performance contracting, and water efficiency and program development to commercial, industrial, and institutional customers and various government facilities.

      The utilities segment's operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 266,000 residential, commercial and industrial customers located in southwest Pennsylvania and parts of West Virginia and Kentucky; and FERC-regulated interstate pipeline transportation and storage service for the affiliated utility, Equitable Gas, as well as other utility and end-user customers located in nine mid-Atlantic and northeastern states. Under state regulations, the utility is required to provide continuous gas service to residential customers during the winter heating season.

      The Company is not aware of any significant credit risks which have not been recognized in provisions for doubtful accounts.

P.  Financial Information by Business Segment

      In 1996, the Company began reporting operations in three segments in order to more accurately reflect the Company's lines of business. The supply and logistics segment's activities comprise the exploration, development, production and sale of natural gas and oil, extraction and sale of natural gas liquids, intrastate transportation, contract drilling, nationwide natural gas marketing and supply, peak shaving, transportation arrangements, and electricity marketing. The services segment's activities comprise marketing of natural gas, cogeneration development, water efficiency and program development, performance contracting, and central facility plant operations. The utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, gathering, storage and marketing activities involving the Company's three FERC-regulated gas pipelines.

      The following table sets forth financial information for each of the business segments:
                                                Years Ended December 31,
                                        --------------------------------------
                                            1996          1995        1994
                                        --------------------------------------
                                                       (Thousands)
OPERATING REVENUES:
  Supply and logistics...............    $1,318,661   $1,059,854   $1,012,119
  Utilities..........................       507,441      441,732      446,786
  Services...........................       172,335          473            -
  Sales between segments.............      (136,638)     (76,069)     (61,625)
                                         ----------   ----------   ----------
    Total............................    $1,861,799   $1,425,990   $1,397,280
                                         ==========   ==========   ==========
OPERATING INCOME (LOSS):
  Supply and logistics...............    $   52,010   $  (32,668)  $   34,932
  Utilities..........................        89,320       55,612       75,316
  Services...........................       (12,542)        (992)           -
                                         ----------   ----------   ----------
    Total............................    $  128,788   $   21,952   $  110,248
                                         ==========   ==========   ==========
IDENTIFIABLE ASSETS:
  Supply and logistics...............    $1,089,669   $1,044,045   $1,120,311
  Utilities..........................       998,064      932,529      971,825
  Services...........................        50,584        3,419            -
  Eliminations.......................       (42,018)     (16,680)     (73,014)
                                         ----------   -----------  -----------
    Total............................    $2,096,299   $1,963,313   $2,019,122
                                         ==========   ==========   ==========
DEPRECIATION AND DEPLETION:
  Supply and logistics...............    $   55,415   $   78,444   $   68,898
  Utilities..........................        26,608       26,181       24,449
  Services...........................           358            -            -
                                         ----------   ----------   ----------
    Total............................    $   82,381   $  104,625   $   93,347
                                         ==========   ==========   ==========
CAPITAL EXPENDITURES:
  Supply and logistics...............    $   72,617   $   68,950   $  100,225
  Utilities..........................        36,831       49,131       45,949
  Services...........................           836           31            -
                                         ----------   ----------   ----------
    Total............................    $  110,284   $  118,112   $  146,174
                                         ==========   ==========   ==========

Q.  Sale Of Property

      In October 1995, the Company sold most of its gas and oil properties in the northern Appalachian basin areas of New York, Pennsylvania and West Virginia. The properties comprised less than four percent of the supply and logistics segment's total gas and oil production and reserves. The Company previously operated the majority of these properties with its working interest averaging approximately 25 percent. Proceeds from the sale were approximately $17.3 million.

R.  Deferred Revenue

      In November 1995, the Company sold an interest in certain Appalachian gas properties, the production from which qualifies for nonconventional fuels tax credit. The Company retained an interest in the properties that will increase based on performance. As such, the proceeds of $133.5 million were recorded as deferred revenues and are being recognized in income as financial targets are met.

S.  Acquisitions

      In December 1996, the Company purchased all of the outstanding stock of Three Rivers Pipeline Corporation (Three Rivers) for $3.3 million. Three Rivers owns a 120-mile intrastate natural gas pipeline in central Pennsylvania.

      In September 1996, the Company purchased all of the outstanding stock of Pequod Associates, Inc. (Pequod) for $1.7 million. Pequod is an engineering consulting firm specializing in water efficiency and program development, energy efficiency studies, and technical training for water agency personnel.

      In March 1996, the Company acquired all of the outstanding stock of Conogen, Inc. (Conogen) in exchange for 239,316 shares of the Company's common stock valued at $7 million and subject to an additional contingent amount. The Company used shares held in treasury for this acquisition. Conogen is a design-builder and performance contractor in self-funded energy and resources efficiency projects for commercial, industrial, and institutional customers and various government facilities.

      The 1996 acquisitions were accounted for under the purchase method of accounting. Three Rivers is included in the utilities segment. Pequod and Conogen are included in the services segment. The effect of these acquisitions on the consolidated financial statements of the Company is not material.

      In July 1995, the Company acquired all of the outstanding stock of Independent Energy Corporation (IEC) in exchange for 232,564 shares of the Company's common stock held in treasury. IEC is engaged in the development, construction, operation and ownership of private power and cogeneration projects. The acquisition was accounted for as a pooling of interests. The effect on the Company's financial statements is not material.

T.  Commitments and Contingencies

      Rent expense was $10.9 million in 1996, $9.9 million in 1995 and $9.7 million in 1994. Long-term leases are for certain facilities and equipment and have renewal options ranging to 17 years from December 31, 1996. Future minimum rentals for all noncancelable long-term leases at December 31, 1996 are as follows: 1997, $7.2 million; 1998, $6.6 million; 1999, $5.5 million; 2000, $5.0 million; 2001, $5.3 million, and $25.1 million thereafter for a total of $54.7 million.

      The Company has annual commitments of approximately $35 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 16 years at December 31, 1996, which relate to gas distribution operations. However, substantially all of these costs are recoverable in customer rates.

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

U.  Interim Financial Information (Unaudited)

      The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's business and volatility of oil and gas commodity prices:

                                     March      June     September   December
                                      31         30         30          31
                                -----------------------------------------------
                                         (Thousands except per share amounts)
        1996

Operating revenues               $ 640,278   $ 391,767   $ 357,011   $ 472,743
Operating income                    69,403       8,983       3,860      46,542
Net income (loss)                   38,726         928      (3,687)     23,412
Earnings (loss) per share            $1.11        $.03       $(.10)       $.66

        1995

Operating revenues               $ 404,691   $ 316,534   $ 270,992   $ 433,773
Operating income (loss)             48,312       5,032      14,458     (45,850)
Net income (loss)                   27,754      (1,162)      1,684     (26,728)
Earnings (loss) per share             $.80      $(.03)        $.05       $(.76)

V.  Natural Gas and Oil Producing Activities

      The supplementary information summarized below presents the results of natural gas and oil activities for the supply and logistics segment in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities."

      The information presented excludes data associated with natural gas reserves related to rate-regulated operations. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

      (1) PRODUCTION COSTS

      The following table presents the costs incurred relating to natural gas and oil production activities:

                                           1996        1995        1994
                                      -------------------------------------
                                                    (Thousands)
      At December 31:
       Capitalized costs.............. $ 840,136   $803,124    $ 909,443
       Accumulated depreciation
         and depletion................   342,950     311,524     304,835
                                       ---------     -------     -------

      Net capitalized costs........... $ 497,186   $ 491,600   $ 604,608
                                       =========   =========   =========

      Costs incurred :
       Property acquisition:
         Proved properties............ $      68   $     222   $   8,335
         Unproved properties..........     6,411           -           -
       Exploration....................    17,934      14,844      22,783
       Development....................    33,298      31,802      60,690

      (2) RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

      The following table presents the results of operations related to natural gas and oil production, including the effect in 1995 of impairment of assets as described in Note C:

                                           1996        1995        1994
                                      -------------------------------------
                                                    (Thousands)

      Revenues:
       Affiliated..................... $  50,968   $  20,619   $  16,564
       Nonaffiliated .................    89,096     114,247     136,029
      Production costs................    34,523      31,626      33,891
      Exploration expenses............    15,714      13,312      16,634
      Depreciation and depletion......    40,872      62,212      52,505
      Impairment of assets............         -      65,563           -
      Income tax expense (benefit)....    18,062     (27,992)      3,602
                                       ---------   ---------   ---------
      Results of operations from
        producing activities
       (excluding corporate overhead)  $  30,893   $  (9,855)  $  45,961
                                       =========   =========   =========

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

NATURAL GAS                                    1996          1995        1994
                                             ----------------------------------
                                                   (Millions of Cubic Feet)
Proved developed and undeveloped reserves:
  Beginning of year.......................    845,771      874,964     822,583
  Revision of previous estimates..........      6,710       16,999      18,663
  Purchase (sale) of natural gas in
     place - net                                  443      (31,729)      6,307
  Extensions, discoveries and other
     additions............................     53,901       50,521      89,918
  Production..............................    (57,295)     (64,984)    (62,507)
                                             --------     --------    --------
  End of year (a).........................    849,530      845,771     874,964
                                             ========     ========    ========
Proved developed reserves:
  Beginning of year.......................    739,249      771,635     759,282

  End of year (b).........................    732,158      739,249     771,635

(a) Includes proved reserves in Canada of 66,000 Mmcf in 1996, 70,000 MMcf in 1995 and 67,000 MMcf in 1994.

(c) Includes proved developed reserves in Canada of 42,000 Mmcf in 1996, 46,000 MMcf in 1995, and 43,000 MMcf in 1994.

OIL                                              1996        1995       1994
                                              ---------------------------------
                                                    (Thousands of Barrels)

Proved developed and undeveloped reserves:
  Beginning of year....................         18,201      18,283      16,468
  Revision of previous estimates.......          1,867        (356)      2,601
  Sale of oil in place - net...........           (168)     (1,071)       (169)
  Extensions, discoveries and other
     additions.........................          1,344       3,278       1,369
  Production...........................         (1,727)     (1,933)     (1,986)
                                               -------      ------      ------
  End of year (a)......................         19,517      18,201      18,283
                                               =======      ======      ======

Proved developed reserves:
  Beginning of year....................         16,834      18,110      16,442
  End of year (b)......................         18,482      16,834      18,110

(a) Includes proved reserves in Canada of 78,000 barrels in 1996, 91,000 barrels in 1995 and 75,000 barrels in 1994.

(b) Includes proved developed reserves in Canada of 50,000 barrels in 1996, 64,000 barrels in 1995 and 50,000 barrels in 1994.

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
                                            1996          1995           1994
                                       ----------------------------------------
                                                       (Thousands)

Future cash inflows.................   $  3,610,060  $ 2,279,509   $ 1,983,757
Future production costs.............       (790,140)    (635,540)     (562,841)
Future development costs............        (50,708)     (51,081)      (46,985)
Future income tax expenses..........     (1,007,421)    (539,106)     (361,486)
                                       ------------  -----------   -----------
Future net cash flow................      1,761,791    1,053,782     1,012,445

10% annual discount for estimated
  timing of cash flows..............       (877,077)    (535,921)     (471,778)
                                       ------------  -----------   -----------
Standardized measure of discounted
  future net cash flows (a).........   $    884,714  $   517,861   $   540,667
                                       ============  ===========   ===========

(a)   Includes  $23,074,000 in 1996,  $11,293,000  in 1995 and  $10,043,000 in
      1994 related to Canada.

      Summary of changes in the standardized measure of discounted future net cash flows:
                                            1996          1995           1994
                                       ----------------------------------------
                                                       (Thousands)
Sales and transfers of gas
  and oil produced - net............   $   (105,541) $  (103,240)  $  (118,702)
Net changes in prices, production
  and development costs.............        482,376       54,806      (135,742)
Extensions, discoveries, and
  improved recovery, less
  related costs.....................         86,306       65,603        74,900
Development costs incurred..........         13,543       18,620        16,037
Purchase (sale) of minerals in
  place - net.......................          1,506      (22,990)        9,627
Revisions of previous quantity
  estimates.........................         47,545        5,278        19,189
Accretion of discount...............         72,375       64,875        72,058
Net change in income taxes..........       (232,841)     (97,808)       45,012
Other ..............................          1,584       (7,950)       (9,192)
                                       ------------  -----------   -----------
Net increase (decrease).............        366,853      (22,806)      (26,813)
Beginning of year...................        517,861      540,667       567,480
                                       ------------  -----------   -----------
End of year.........................   $    884,714  $   517,861   $   540,667
                                       ============  ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information   required  by  Item  10  with   respect  to   directors  is
incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1997, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1996.

        Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by Item 11 is incorporated herein by reference to the section describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1997.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by Item 13 is incorporated herein by reference to the section describing "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 23, 1997.

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

            3.   Exhibits

            The exhibits listed on the accompanying index to exhibits (pages 61 through 63) are filed as part of this annual report.

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1996.

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

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(ITEM 14 (A))

1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                           PAGE REFERENCE

   Statements of Consolidated Income
      for each of the three years in
      the period ended December 31, 1996                         26
   Statements of Consolidated Cash Flows
      for each of the three years in the
      period ended December 31, 1996                             27
   Consolidated Balance Sheets
      December 31, 1996 and 1995                               28 & 29
   Statements of Common Stockholders'
      Equity for each of the three years in the
      period ended December 31, 1996                             30
   Long-term Debt, December 31, 1996 and 1995                    31
   Notes to Consolidated Financial Statements                32 thru 55

2. Schedule for the Years Ended December 31,
      1996, 1995 and 1994 included in Part IV:

      II -  Valuation and Qualifying
            Accounts and Reserves                                60


      All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1996

        Column A          Column B      Column C         Column D     Column E
-------------------------------------------------------------------------------
                         Balance At  Additions Charged                 Balance
                          Beginning      To Costs                      At End
       Description        Of Period    and Expenses     Deductions    Of Period
-------------------------------------------------------------------------------
                                                (Thousands)

1996
  Accumulated Provision
   for Doubtful Accounts   $10,539       $ 17,707       $17,532(A)     $10,714

1995
  Accumulated Provision
   for Doubtful Accounts   $10,890       $ 10,810       $11,161(A)     $10,539

1994
  Accumulated Provision
   for Doubtful Accounts   $10,106       $ 10,010       $ 9,226(A)     $10,890




Note:

(A) Customer accounts written off, less recoveries.

                                INDEX TO EXHIBITS


       EXHIBITS             DESCRIPTION                   METHOD OF FILING
-------------- -------------------------------- ===============================
   3.01        Restated       Articles      of  Filed as Exhibit  3(i) to Form
               Incorporation  of  the  Company  10-Q  for  the  quarter  ended dated May 27,  1996  (effective  March 31, 1996
               May 28, 1996)
-------------- -------------------------------- ===============================
   3.02        By-Laws    of    the    Company  Filed  as  Exhibit   3(ii)  to
               (amended   through   March  21,  Form  10-Q  for  the   quarter
               1996)                            ended March 31, 1996
-------------- -------------------------------- ===============================
   4.01 (a)    Indenture  dated as of April 1,  Filed    as    Exhibit    4.01
               1983  between  the  Company and  (Revised)  to   Post-Effective
               Pittsburgh     National    Bank  Amendment     No.     1     to
               relating to Debt Securities      Registration         Statement
                                                (Registration No. 2-80575)
-------------- -------------------------------- ===============================
   4.01 (b)    Instrument appointing Bankers    Filed as Exhibit 4.01 (b) to
               Trust Company as successor       Form 10-K for the year ended
               trustee to Pittsburgh National   December 31, 1993
               Bank
-------------- -------------------------------- ===============================
   4.01 (d)    Resolutions  adopted  June  22,  Filed as  Exhibit  4.01 (d) to
               1987 by the Finance Committee Form 10-K for the year ended of the Board of Directors of December 31, 1993 the  Company  establishing  the
               terms  of  the   75,000   units
               (debentures    with   warrants)
               issued July 1, 1987
-------------- -------------------------------- ===============================
   4.01 (e)    Resolution   adopted  April  6,  Filed as  Exhibit  4.01 (e) to
               1988  by  the  Ad  Hoc  Finance  Form  10-K for the year  ended
               Committee   of  the   Board  of  December 31, 1993
               Directors    of   the   Company
               establishing   the   terms  and
               provisions    of    the    9.9%
               Debentures   issued  April  14,
               1988
-------------- -------------------------------- ===============================
   4.01 (f)    Supplemental  indenture  dated  Refiled  herewith as Exhibit
               March 15,  1991 with  Bankers   4.01(f)  pursuant to Rule 24
               Trust Company  eliminating      of  SEC's Rules of Practice
               limitations  on liens
               and additional funded debt
-------------- -------------------------------- ===============================
   4.01 (g)    Resolution  adopted  August 19,  Refiled  herewith  as  Exhibit
               1991  by  the  Ad  Hoc  Finance  4.01(g)  pursuant  to  Rule 24
               Committee   of  the   Board  of  of the SEC's Rules of Practice
               Directors    of   the   Company
               Addenda   Nos.   1   thru   27,
               establishing   the   terms  and
               provisions   of  the  Series  A
               Medium-Term Notes
-------------- -------------------------------- ===============================
   4.01 (h)    Resolutions   adopted  July  6,  Filed as Exhibit  4.05 to Form
               1992 and  February  19, 1993 by  10-K   for  the   year   ended
               the  Ad Hoc  Finance  Committee  December 31, 1992
               of the  Board of  Directors  of
               the Company and Addenda  Nos. 1
               thru 8,  establishing the terms
               and  provisions of the Series B
               Medium-Term Notes
-------------- -------------------------------- ===============================
   4.01 (i)    Resolution adopted July 14,      Filed as Exhibit 4.01(i) to
               1994 by the Ad Hoc Finance       Form 10-K for the year ended
               Committee of the Board of        December 31, 1995
               Directors of the Company and
               Addenda Nos. 1 and 2,
               establishing the terms and
               provisions of the Series C
               Medium-Term Notes
-------------- -------------------------------- ===============================

-------------- -------------------------------- ===============================
    4.01 (j)   Resolution adopted January 18    Filed herewith as Exhibit
               and July 18, 1996 by the Board   4.01(j)
               of Directors of the Company
               and Resolutions adopted July
               18, 1996 by the Executive
               Committee of the Board of
               Directors of the Company,
               establishing the terms and
               provisions of the 7.75%
               Debentures issued July 29, 1996
-------------- -------------------------------- ===============================
  *10.01       Equitable Resources, Inc. Key    Filed as Exhibit 10.01 to
               Employee Restricted Stock        Form 10-K for the year ended
               Option and Stock Appreciation    December 31, 1994
               Rights Incentive Compensation
               Plan (as amended through March
               17, 1989)
-------------- -------------------------------- ===============================
  *10.02       Employment Agreement dated as    Filed as Exhibit 10.02 to
               of March 18, 1988 and restated   Form 10-K for the year ended
               as of March 15, 1996, with       December 31, 1995
               Frederick H. Abrew
-------------- -------------------------------- ===============================
  *10.04 (a)   Agreement dated May 29, 1996     Filed herewith as Exhibit
               with Paul Christiano for         10.04 (a)
               deferred payment of 1996
               director fees beginning May
               29, 1996
-------------- -------------------------------- ===============================
  *10.04 (b)   Agreement  dated  November 26,   Filed herewith as Exhibit
               1996 with  Paul  Christiano      10.04(b)
               for deferred  payment  of 1997
               director fees
-------------- -------------------------------- ===============================
  *10.05       Supplemental Executive           Filed as Exhibit 10.05 to
               Retirement Plan (as amended      Form 10-K for the year ended
               and restated through October     December 31, 1995
               20, 1995)
-------------- -------------------------------- ===============================
  *10.06       Retirement Program for the       Filed as Exhibit 10.06 to
               Board of Directors of            Form 10-K for the year ended
               Equitable Resources, Inc. (as    December 31, 1994
               amended through August 1, 1989)
-------------- -------------------------------- ===============================
  *10.07       Supplemental Pension Plan (as    Filed as Exhibit 10.07 to
               amended and restated through     Form 10-K for the year ended
               December 16, 1994)               December 31, 1994
-------------- -------------------------------- ===============================
  *10.08       Policy to Grant  Supplemental    Filed as Exhibit 10.08 to
               Deferred Compensation  Benefits  Form 10-K for the year ended
               in  Selected Instances to a      December 31, 1994
               Select  Group of  Management or
               Highly  Compensated  Employees
               (as amended and restated
               through August 1, 1989)
-------------- -------------------------------- ===============================
  *10.09       Equitable Resources, Inc. and    Filed herewith as Exhibit
               Subsidiaries Short-Term          10.09
               Incentive Compensation Plan as
               amended March 1997
-------------- -------------------------------- ===============================
  *10.10 (a)   Agreement dated December 31,     Filed as Exhibit 10.10 (a) to
               1987 with Malcolm M. Prine for   Form 10-K for the year ended
               deferred payment of 1988         December 31, 1993
               director fees
-------------- -------------------------------- ===============================
  *10.10 (b)   Agreement dated December 30,     Filed as Exhibit 10.10 (b) to
               1988 with Malcolm M. Prine for   Form 10-K for the year ended
               deferred payment of 1989         December 31, 1993
               director fees
-------------- -------------------------------- ===============================
-------------- -------------------------------- ===============================
   10.11       Trust Agreement with             Filed as Exhibit 10.12 to
               Pittsburgh National Bank to      Form 10-K for the year ended
               act as Trustee for               December 31, 1994
               Supplemental Pension Plan,
               Supplemental Deferred
               Compensation Benefits,
               Retirement Program for Board
               of Directors, and Supplemental
               Executive Retirement Plan
-------------- -------------------------------- ===============================
  *10.12       Equitable Resources, Inc.        Filed as Exhibit 10.13 to
               Non-Employee Directors' Stock    Form 10-K for the year ended
               Incentive Plan                   December 31, 1994
-------------- -------------------------------- ===============================
  *10.13       Equitable Resources, Inc.        Filed as Exhibit 10.14 to
               Long-Term Incentive Plan         Form 10-K for the year ended
                                                December 31, 1994
-------------- -------------------------------- ===============================
  *10.14 (a)   Agreement dated May 24, 1996     Filed herewith as Exhibit
               with Phyllis A. Savill for       10.14(a)
               deferred payment of 1996
               director fees beginning May
               24, 1996
-------------- -------------------------------- ===============================
  *10.14 (b)   Agreement dated November 27,     Filed herewith as Exhibit
               1996 with Phyllis A. Savill      10.14 (b)
               for deferred payment of 1997
               director fees
-------------- -------------------------------- ===============================
  *10.15       Change in Control Agreement      Filed as Exhibit 10.15 to the
               executed with certain key        Form 10-K for the year ended
               employees                        December 31, 1995
-------------- -------------------------------- ===============================
  *10.16       Equitable Resources, Inc. and    Filed as Exhibit 10.16 to the
               Subsidiaries Deferred            Form 10-K for the year ended
               Compensation Plan                December 31, 1995
-------------- -------------------------------- ===============================
   11.01       Statement re Computation of      Filed herewith as Exhibit
               Earnings Per Share               11.01
-------------- -------------------------------- ===============================
    21         Schedule of Subsidiaries         Filed herewith as Exhibit 21
-------------- -------------------------------- ===============================
   23.01       Consent of Independent Auditors  Filed herewith as Exhibit
                                                23.01
-------------- -------------------------------- ===============================

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

                                      By:        EQUITABLE RESOURCES, INC.
                                          -------------------------------------
                                                       (Registrant)


                                      By:   /s/     Frederick H. Abrew
                                          -------------------------------------
                                                    Frederick H. Abrew
                                          President and Chief Executive Officer


Date:  March 20, 1997

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               President and Chief Executive
                                    Officer and Director
  /s/ Frederick H. Abrew       (Principal Executive Officer)   March 20, 1997
-----------------------------
      Frederick H. Abrew


                                 Senior Vice President and
  /s/ A. Mark Abramovic           Chief Financial Officer      March 20, 1997
-----------------------------
      A. Mark Abramovic


  /s/ Paul Christiano                    Director              March 20, 1997
      Paul Christiano


  /s/ E. Lawrence Keyes, Jr.             Director              March 20, 1997
-----------------------------
      E. Lawrence Keyes, Jr.


  /s/ Thomas A. McConomy                 Director              March 20, 1997
-----------------------------
      Thomas A. McConomy


  /s/ Donald I. Moritz                   Director              March 20, 1997
-----------------------------
      Donald I. Moritz


  /s/ Malcolm M. Prine                   Director              March 20, 1997
-----------------------------
      Malcolm M. Prine

  /s/ James E. Rohr                      Director              March 20, 1997
-----------------------------
      James E. Rohr


  /s/ Phyllis A. Savill                  Director              March 20, 1997
-----------------------------
      Phyllis A. Savill


  /s/ David S. Shapira                   Director              March 20, 1997
-----------------------------
      David S. Shapira


  /s/ J. Michael Talbert                 Director              March 20, 1997
-----------------------------
      J. Michael Talbert