Form 10-Q
period 1997-03-31
EQUITABLE RESOURCES INC /PA/
filed 1997-05-12
CIK 33213

A. MARK ABRAMOVIC
                                               Senior Vice President and
                                                Chief Financial Officer
                                                  Phone:  (412) 261-3000





May 12, 1997



Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the quarter ended March 31, 1997.

                             Sincerely yours,



                             EQUITABLE RESOURCES, INC.

                             /s/ A. Mark Abramovic
                                 A. Mark Abramovic
                                 Senior Vice President and
                                 Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                    FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                                         Outstanding at
             Class                                       March 31, 1997

  Common stock, no par value                            35,519,102 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index


                                                                   Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of Consolidated Income for the Three
      Months Ended March 31, 1997 and 1996,
      and the Twelve Months Ended March 31,
      1997 and 1996                                                    1

   Statements of Consolidated Cash Flows for the
      Three Months Ended March 31, 1997 and
      1996 and the Twelve Months Ended
      March 31, 1997 and 1996                                          2

   Consolidated Balance Sheets, March 31, 1997
      and 1996 and December 31, 1996                                 3 - 4

   Long-Term Debt, March 31, 1997 and 1996                             5

   Notes to Consolidated Financial Statements                          6

   Gas Produced, Purchased and Sold                                 7 - 10

   Information by Business Segment                                    11

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 12 - 18

PART II.  OTHER INFORMATION                                           19

SIGNATURE                                                             20



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                        Statements of Consolidated Income
                      (Thousands Except Per Share Amounts)


                                                   Three Months Ended           Twelve Months Ended
                                                        March 31,                    March 31,

                                                    1997          1996          1997           1996


Operating Revenues..........................   $   552,575       640,278    $ 1,774,096   $ 1,661,577
Cost of Energy Purchased....................       401,189       475,471      1,293,874     1,128,272
                                               -----------    ----------    -----------     ---------

     Net operating revenues.................       151,386       164,807        480,222       533,305
                                               -----------    ----------    -----------   -----------

Operating Expenses:
   Operation................................        57,367        52,661        218,479       202,848
   Maintenance..............................         6,672         5,908         27,308        25,565
   Depreciation and depletion...............        19,982        21,582         80,781        97,582
   Impairment of assets.....................             -             -              -       121,081
   Taxes other than income..................        14,018        15,253         40,922        43,186
                                               -----------    ----------    -----------   -----------

     Total operating expenses...............        98,039        95,404        367,490       490,262
                                               -----------    ----------    -----------   -----------

Operating Income............................        53,347        69,403        112,732        43,043
Other Income................................         1,729         2,169          2,558         3,167
Interest Charges............................        11,299        10,474         42,650        47,706
                                               -----------    ----------    -----------   -----------

Income (Loss) Before Income Taxes...........        43,777        61,098         72,640        (1,496)

Income Taxes (Benefits).....................        15,987        22,372         24,197       (14,015)
                                               -----------    ----------    -----------   -----------

Net Income .................................   $    27,790   $    38,726    $   48,443    $    12,519
                                               ===========   ===========    ==========    ===========


Average Common Shares Outstanding...........        35,462        35,035         35,301        34,892
                                               ===========    ==========    ===========   ===========

Earnings Per Share of Common Stock..........          $.78         $1.11          $1.37          $.36
                                                      ====         =====          =====          ====

Dividends Per Share of Common Stock.........          $.59          $.59          $1.18         $1.18
                                                      ====          ====          =====         =====



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                      Statements of Consolidated Cash Flows
                                   (Thousands)


                                                               Three Months Ended       Twelve Months Ended
                                                                    March 31,                March 31,
                                                               1997         1996         1997         1996


Cash Flows from Operating Activities:
   Net income...........................................    $  27,790   $  38,726    $  48,443    $  12,519
                                                            ---------   ---------    ---------    ---------

   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Impairment of assets..............................            -           -            -      121,081
      Depreciation and depletion........................       19,982      21,582       80,781       97,582
      Deferred income taxes (benefits)..................         (444)     12,824       12,823      (51,908)
      Other - net.......................................        3,132       2,754        1,436         (556)
      Changes in other assets and liabilities:
        Accounts receivable and unbilled revenues.......       27,455     (89,321)      68,867     (143,435)
        Gas stored underground..........................       15,156       9,758       (4,177)       3,525
        Material and supplies...........................        3,661       2,068       (4,342)        (552)
        Deferred purchased gas cost.....................       22,022      (8,583)     (19,314)     (19,548)
        Prepaid expenses and other......................        9,272        (341)        (668)      (6,438)
        Regulatory assets...............................          268         365          282        2,154
        Accounts payable................................      (57,390)     68,853      (76,459)     138,041
        Accrued taxes...................................        2,409       8,347       (3,400)      10,550
        Accrued interest................................       (4,208)     (2,203)      (4,995)       1,218
        Refunds due customers...........................        4,943         672        3,157       (8,372)
        Customer credit balances........................       (6,167)     (8,716)        (159)        (186)
        Deferred revenue................................       (8,530)     (5,426)     (25,304)     124,448
        Other - net.....................................       (1,099)     16,437      (20,947)       6,029
                                                            ---------   ---------    ---------    ---------

          Total adjustments.............................       30,462      29,070        7,581      273,633
                                                            ---------   ---------    ---------    ---------
            Net cash provided by
              operating activities......................       58,252      67,796       56,024      286,152
                                                            ---------   ---------    ---------    ---------

Cash Flows from Investing Activities:
   Capital expenditures.................................      (19,832)    (18,831)    (111,285)    (106,219)
   Proceeds from sale of property.......................          216         425        3,971       24,388
                                                            ---------   ---------    ---------    ---------
            Net cash used in investing activities.......      (19,616)    (18,406)    (107,314)     (81,831)
                                                            ---------   ---------    ---------    ---------

Cash Flows from Financing Activities:
   Issuance of common stock.............................           40         543        1,803        2,641
   Purchase of treasury stock...........................            -           -          (33)        (171)
   Dividends paid.......................................      (20,600)    (20,702)     (41,446)     (51,575)
   Proceeds from issuance of long-term debt.............            -           -      144,919       17,836
   Repayments and retirements of long-term debt.........         (157)          -     (150,597)     (24,500)
   Increase (decrease) in short-term loans..............       15,432      (3,654)      88,986     (109,513)
                                                            ---------   ---------    ---------    ---------
            Net cash (used) provided by
              financing activities......................       (5,285)    (23,813)      43,632     (165,282)
                                                            ---------   ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents........       33,351      25,577       (7,658)      39,039
Cash and cash equivalents at beginning of period .......       14,737      30,169       55,746       16,707
                                                            ---------   ---------    ---------    ---------
Cash and cash equivalents at end of period..............    $  48,088   $  55,746    $  48,088    $  55,746
                                                            =========   =========    =========    =========

Cash paid (received) during the period for:
   Interest (net of amount capitalized).................    $  12,679   $  11,688    $  44,016    $  44,629
                                                            =========   =========    =========    =========

   Income taxes.........................................    $  (5,227)  $     606    $   4,623    $  42,343
                                                             ========   =========    =========    =========



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)


                                                                         March 31,              December 31,
                                                                     1997          1996             1996

                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $      48,088   $     55,746    $      14,737
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     March 31, 1997 $13,601; 1996 $13,075;
     December 31, 1996, $10,714)...........................         269,079        336,771          296,175
   Unbilled revenues ......................................          20,911         22,612           24,157
   Gas stored underground - current inventory..............           4,341            164           19,497
   Material and supplies...................................          14,851         10,509           18,512
   Deferred purchased gas cost.............................          38,057         18,743           60,079
   Prepaid expenses and other..............................          43,332         42,664           52,604
                                                              -------------   ------------    -------------

        Total current assets...............................         438,659        487,209          485,761
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Supply and Logistics (successful efforts method) .......       1,231,850      1,177,124        1,220,756
   Utilities ..............................................         996,330        957,225          988,425
   Services................................................           2,001            111            1,810
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,230,181      2,134,460        2,210,991

     Less accumulated depreciation and depletion...........         750,240        682,507          731,306
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,479,941      1,451,953        1,479,685
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets.......................................          72,882         84,876           73,150
   Goodwill ...............................................          11,634              -            8,396
   Other...................................................          48,336         49,567           49,307
                                                              -------------   ------------    -------------

     Total other assets....................................         132,852        134,443          130,853
                                                              -------------   ------------    -------------

        Total..............................................   $   2,051,452   $  2,073,605    $   2,096,299
                                                              =============   ============    =============



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Thousands)


                                                                        March 31,             December 31,
                                                                   1997           1996             1996

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Short-term loans...................................      $    220,332    $     131,346   $     204,900
   Accounts payable...................................           174,579          251,038         231,969
   Accrued taxes......................................            23,054           26,454          20,645
   Accrued interest...................................             7,644           12,639          11,852
   Refunds due customers..............................            19,832           16,675          14,889
   Customer credit balances...........................               884            1,043           7,051
   Deferred income taxes..............................             8,617           10,352          19,009
   Other..............................................            16,489           26,520          10,099
                                                            ------------    -------------   -------------

        Total current liabilities.....................           471,431          476,067         520,414
                                                            ------------    -------------   -------------

Long--Term Debt .......................................          421,830          415,692         422,112
                                                            ------------    -------------   -------------

Deferred and Other Credits:
   Deferred income taxes..............................           265,360          277,377         260,700
   Deferred investment tax credits....................            19,619           20,716          19,892
   Deferred revenue...................................            99,144          124,448         107,674
   Other..............................................            20,759           23,605          23,224
                                                            ------------    -------------   -------------

        Total deferred and other credits..............           404,882          446,146         411,490
                                                            ------------    -------------   -------------

Capitalization:
   Common stockholders' equity:
     Common stock, no par value,  authorized 80,000
        shares;  shares issued March 31, 1997, 35,688;
        March 31, 1996, 35,440; December 31, 1996,
        35,515 .......................................           231,820          224,500         227,660
     Retained earnings ...............................           527,057          520,060         519,867
     Treasury stock, shares at cost March 31, 1997,
        169 ; March 31, 1996, 339; December 31,
        1996, 169.....................................            (4,023)          (7,722)         (4,023)
     Foreign currency translation.....................            (1,545)          (1,138)         (1,221)
                                                            ------------    -------------   -------------

        Total common stockholders' equity.............           753,309          735,700         742,283
                                                            ------------    -------------   -------------

            Total.....................................      $  2,051,452    $   2,073,605   $   2,096,299
                                                            ============    =============   =============


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                 Long-Term Debt
                                   (Thousands)

                                                                   Annual                 Maturities
                                                               Debt Maturities          After One Year
                                                                  March 31,                March 31,
                                                             1997         1996        1997          1996

8 1/4% Debentures, due July 1, 1996 (a)...............      $      -   $       -  $         -    $   75,000
7 1/2% Debentures, due July 1, 1999
    ($75,000 principal amount net of
    unamortized original issue discount) (b)..........             -           -       72,450        71,540
9 1/2% Convertible subordinated
    debentures, due January 15, 2006..................                                      -           652
9.9% Debentures, due April 15, 2013 (c,d).............                                  5,880        75,000
7 3/4% Debentures, due July 15, 2026 (b)..............                                150,000             -
Medium-Term Notes:
    7.2% to 9.0% Series A, due 1998 thru 2021.........                                100,000       100,000
    5.1% to 7.6% Series B, due 2003 thru 2023.........                                 75,500        75,500
    6.8% to 7.6% Series C, due 2007 thru 2018.........                                 18,000        18,000
                                                            --------   ---------  -----------   -----------

       Total..........................................      $      -   $       -  $   421,830   $   415,692
                                                            ========   =========  ===========   ===========

(a) 8 1/4% Debentures were retired with proceeds from issuance of the 7 3/4% Debentures due July 15, 2026.

(b)   Not redeemable prior to maturity.

(c) $69,120,000 retired as of March 31, 1997 through tender offer. Financing of the tender offer was through issuance of the 7 3/4% Debentures due July 15, 2026.

(d)   Annual sinking fund payments of $3,750,000 are required beginning in 1999.


                  Equitable Resources, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1996 Summary Annual Report and Form 10-K.

B. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and 1996 and the results of operations for the three and twelve months then ended and cash flows for the three and twelve months then ended. See Note G below.

C. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not indicative of results for a full year because of the seasonal nature of the Company's operations and volatility of oil and gas commodity prices.

D. Certain amounts contained in prior period comparative information have been reclassified to conform with the 1997 presentation.

E. At March 31, 1997, 10,320,000 shares of Common Stock were reserved as follows: 566,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, 81,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 7,871,000 shares for possible use in connection with future acquisitions.

F. On January 24,1997, the Company acquired all of the outstanding stock of Scallop Thermal Management, Inc. (Scallop) in exchange for 128,397 authorized, but previously unissued shares of the Company's common stock valued at $3.75 million. This acquisition was accounted for under the purchase method of accounting. Scallop is an energy services and performance contracting company specializing in energy management solutions for institutional, municipal and Fortune 500 customers. The effect of this acquisition on the consolidated financial statements of the Company is not material.

G. The Company currently has a $12.5 million investment in a 25% general partnership interest in the Avoca bedded salt, natural gas storage project. The project has recently encountered technical difficulties which have significantly delayed development and could potentially result in the discontinuation of the project. The Company is reevaluating the project's economic viability and will determine the appropriate reserve for loss upon completion of that evaluation.



                                                                          Three Months Ended March 31, 1997

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated


Gas Produced, Purchased and Sold (MMcf):
  Produced                                           12,728              560                                                 13,288
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                  72,255           13,687              16,556                            102,498
    Inter-segment purchases                             198            2,543              14,006           (16,747)
                                                  ---------        ---------           ---------         ---------
      Total purchases                                72,453           16,230              30,562           (16,747)         102,498
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                 85,181           16,790              30,562           (16,747)         115,786
  Deduct:
    Net increase (decrease) in gas in storage                         (5,245)                                                (5,245)
    Extracted natural gas liquids
      (equivalent gas volumes)                        2,261                                                                   2,261
    System use and unaccounted for                      523               70                                                    593
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                        82,397           21,965              30,562           (16,747)         118,177
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         12,896                                                 12,896
  Commercial                                                           1,673                                                  1,673
  Industrial and Utility                                               5,431                                (2,559)           2,872
  Production                                         12,728                                                   (209)          12,519
  Marketing                                          69,669            1,965              30,562           (13,979)          88,217
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                        82,397           21,965              30,562           (16,747)         118,177
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       28,523           20,489                               (11,687)          37,325
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                411                                                                     411
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             68,788                                                                  68,788
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                    $10.205
  Commercial Gas Sales                                                10.027
  Industrial and Utility Gas Sales                                     3.118
  Produced Natural Gas                              $ 2.262
  Marketed Natural Gas                                3.350            3.164              $3.459
  Oil (per barrel)                                   18.219
  Natural Gas Liquids (per gallon)                     .398





                                                                          Three Months Ended March 31, 1996

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           16,378              573                                                 16,951
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 135,184           19,319                                                154,503
    Inter-segment purchases                             931            5,359                                (6,290)
                                                  ---------        ---------           ---------         ---------
      Total purchases                               136,115           24,678                                (6,290)         154,503
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                152,493           25,251                                (6,290)         171,454
  Deduct:
    Net increase (decrease) in gas in storage                         (5,299)                                                (5,299)
    Extracted natural gas liquids
      (equivalent gas volumes)                        1,735                                                                   1,735
    System use and unaccounted for                      439            2,704                                                  3,143
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       150,319           27,846                                (6,290)         171,875
                                                  =========        =========           =========         =========-       =========

Gas Sales (MMcf):
  Residential                                                         15,017                                                 15,017
  Commercial                                                           6,332                                                  6,332
  Industrial and Utility                                               3,389                                  (447)           2,942
  Production                                         16,378                                                   (295)          16,083
  Marketing                                         133,941            3,108                                (5,548)         131,501
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       150,319           27,846                                (6,290)         171,875
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       30,277           12,249                                (7,322)          35,204
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                450                                                                     450
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             51,479                                                                  51,479
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     $8.075
  Commercial Gas Sales                                                 6.212
  Industrial and Utility Gas Sales                                     3.963
  Produced Natural Gas                              $ 2.363
  Marketed Natural Gas                                2.890            3.971
  Oil (per barrel)                                   16.927
  Natural Gas Liquids (per gallon)                     .329







                                                                         Twelve Months Ended March 31, 1997

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           53,645            2,505                                                 56,150
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 387,151           60,495              40,745                            488,391
    Inter-segment purchases                           6,190           12,978              45,732           (64,900)
                                                  ---------        ---------           ---------         ---------
      Total purchases                               393,341           73,473              86,477           (64,900)         488,391
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                446,986           75,978              86,477           (64,900)         544,541
  Deduct:
    Net increase (decrease) in gas in storage                          1,710                                                  1,710
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,917                -                                                  8,917
    System use and unaccounted for                    1,960            2,338                                                  4,298
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       436,109           71,930              86,477           (64,900)         529,616
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         28,428                                                 28,428
  Commercial                                                           5,846                                                  5,846
  Industrial and Utility                                              28,689                                (7,546)          21,143
  Production                                         53,645                                                (34,066)          19,579
  Marketing                                         382,464            8,967              86,477           (23,288)         454,620
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       436,109           71,930              86,477           (64,900)         529,616
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      118,609           78,585                               (40,989)         156,205
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,688                                                                   1,688
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            297,888                                                                 297,888
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     $9.919
  Commercial Gas Sales                                                 7.843
  Industrial and Utility Gas Sales                                     2.940
  Produced Natural Gas                              $ 1.855
  Marketed Natural Gas                                2.263            2.793              $3.091
  Oil (per barrel)                                   15.042
  Natural Gas Liquids (per gallon)                     .373






                                                                         Twelve Months Ended March 31, 1996

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           64,100            2,712                                                 66,812
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 485,254           55,816                                                541,070
    Inter-segment purchases                          13,698           13,722                               (27,420)
                                                  ---------        ---------           ---------         ---------
      Total purchases                               498,952           69,538                               (27,420)         541,070
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                563,052           72,250                               (27,420)         607,882
  Deduct:
    Net increase (decrease) in gas in storage                         (1,682)                                                (1,682)
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,086                                                                   8,086
    System use and unaccounted for                    2,108            3,025                                                  5,133
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       552,858           70,907                               (27,420)         596,345
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         31,097                                                 31,097
  Commercial                                                           9,048                                                  9,048
  Industrial and Utility                                              18,711                               (10,796)           7,915
  Production                                         64,100                                                   (532)          63,568
  Marketing                                         488,758           12,051                               (16,092)         484,717
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       552,858           70,907                               (27,420)         596,345
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      126,089           67,816                               (35,112)         158,793
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,871                                                                   1,871
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            249,186                                                                 249,186
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     $8.532
  Commercial Gas Sales                                                 6.833
  Industrial and Utility Gas Sales                                     2.439
  Produced Natural Gas                               $1.796
  Marketed Natural Gas                                1.982            2.466
  Oil (per barrel)                                   16.602
  Natural Gas Liquids (per gallon)                     .291



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                         Information by Business Segment
                                                   (Thousands)



                                                      Three Months Ended        Twelve Months Ended
                                                           March 31,                 March 31,

                                                        1997         1996        1997        1996

                                                                        (Thousands)

OPERATING REVENUES:

   Supply and logistics..........................    $ 308,822   $ 458,766   $1,168,717  $1,277,083
   Utilities ....................................      194,096     202,384      499,153     467,821
   Services......................................      108,602       2,095      278,842       2,568
   Sales between segments........................      (58,945)    (22,967)    (172,616)    (85,895)
                                                     ---------   ---------    ---------   ---------
         Total...................................    $ 552,575   $ 640,278   $1,774,096  $1,661,577
                                                     =========   =========   ==========  ==========


OPERATING INCOME (LOSS):

   Supply and logistics..........................    $  15,040   $  21,114   $  45,936   $ (15,532)
   Utilities.....................................       39,273      52,481      76,112      63,757
   Services......................................         (966)     (4,192)     (9,316)     (5,182)
                                                     ---------   ---------   ---------   ---------
         Total...................................    $  53,347   $  69,403   $ 112,732   $  43,043
                                                     =========   =========   =========   =========

CAPITAL EXPENDITURES:

   Supply and logistics..........................    $  11,120   $  13,180   $  70,557   $  62,419
   Utilities.....................................        8,383       5,651      39,563      43,769
   Services......................................          329           -       1,165          31
                                                     ---------   ---------   ---------   ---------
         Total...................................    $  19,832   $  18,831   $ 111,285   $ 106,219
                                                     =========   =========   =========   =========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Equitable's consolidated net income for the quarter ended March 31, 1997 was $27.8 million, or $.78 per share, compared with $38.7 million, or $1.11 per share, for the quarter ended March 31, 1996. The decrease in income is due to decreased retail gas sales reflecting weather that was 12 percent warmer than the 1996 period, a 22 percent decrease in natural gas production, and a four percent decrease in average selling prices for produced natural gas.

     Consolidated net income for the twelve months ended March 31, 1997 was $48.4 million or $ 1.37 per share, compared with $12.5 million or $.36 per share for the twelve months ended March 31, 1996. Earnings for the current period include an after-tax gain of $4.4 million, or $.13 per share, from the curtailment of the Company's defined benefit pension plan for certain non-utility employees. Although a nonrecurring gain, the curtailment will reduce operating costs in the future. Earnings for the prior period include an after-tax charge of $74.2 million , or $2.12 per share, due to the recognition of impairment of assets of $121.1 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Earnings for the prior period also include a non-recurring after-tax gain of $29.1 million, or $.83 per share, related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million, or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs. Net income, excluding the effect of the items detailed above, was 14 percent lower than the 1996 period due to lower residential and commercial gas sales reflecting weather that was seven percent warmer than the prior period, lower nonconventional fuels tax credits, lower natural gas production and costs incurred for the start-up and development of new operations. These items were partially offset by higher margins from sale of natural gas liquids, lower depreciation, lower depletion rates and lower interest costs.

RESULTS OF OPERATIONS

     In 1996, the Company began reporting operations in three business segments--supply and logistics, utilities, and services. The supply and logistics segment represents primarily the operations previously reported as the exploration and production segment and the energy marketing segment. The utilities segment represents primarily the operations previously reported as the natural gas distribution segment and the natural gas transmission segment. The services segment represents a portion of marketed gas sales previously reported in the other segments along with several new lines of business.

     This discussion supplements the detailed financial information by business segment presented on page 11. Parenthetical percentages included in the discussion of operating income denote the approximate relative impact of the particular factor on the period-to-period change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY AND LOGISTICS

     Supply and logistics operations are comprised of the sale of produced natural gas, oil and natural gas liquids, contract drilling, marketing of natural gas and electricity, and storage and intrastate transportation of natural gas in Louisiana. Operating revenues were $308.8 million for the quarter ended March 31, 1997 compared with $458.8 million for the quarter ended March 31, 1996. The decrease in operating revenues is due to a 48% decrease in marketed natural gas sales volumes and a decrease in both the production and average selling price of produced natural gas of 22% and 4%, respectively. The decreased operating revenues were offset by a 16% increase in the average selling price of marketed natural gas, an increase in both the average selling price and production of natural gas liquids of 21% and 34%, respectively, and higher marketed sales of electricity. Operating revenues for the twelve months ended March 31, 1997 were $1,168.7 million compared with $1,277.1 million for the twelve months ended March 31, 1996. The 1996 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement and $11.0 of additional revenue from direct bill settlements. The decrease in revenues of $57.2 million, excluding the nonrecurring amounts, is due primarily to a 22% decrease in marketed natural gas sales volumes, a 16% decrease in natural gas production, and a 10% decrease in oil production. These decreases were partially offset by a 14% increase in the average selling price of marketed natural gas, an increase in both the average selling price and production of natural gas liquids of 28% and 20%, respectively, and increased revenues from the marketing of electricity.

                                     THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                          MARCH 31,               MARCH 31,
SUPPLY AND LOGISTICS                  1997        1996        1997       1996
OPERATING REVENUES (THOUSANDS):
   Marketed Natural Gas.......     $ 233,375  $  387,123 $  865,472 $  968,548
   Produced Natural Gas ......        28,785      38,695     99,490    115,108
   Produced Natural Gas Liquids       27,392      16,921    111,099     72,405
   Produced Oil...............         7,488       7,617     25,391     31,063
   Contract Drilling..........         3,453       3,164     19,479     14,642
   Marketed Electricity.......         4,193       1,361     17,999      1,361
   Natural Gas Transportation.         1,781       1,723      7,728      8,835
   Natural Gas Storage........           953         ---      2,052        ---
   Direct Billing Settlements.           ---         ---      7,815     32,582
   Other......................         1,402       2,162     12,192     32,539
------------------------------------------------------------------------------

     Total Revenues...........     $ 308,822  $  458,766 $1,168,717 $1,277,083
===============================================================================

SALES QUANTITIES:
   Marketed Natural Gas (MMcf)        69,669     133,941    382,464    488,758
   Produced Natural Gas (MMcf)        12,728      16,378     53,645     64,100
   Oil (MBls).................           411         450      1,688      1,871
   Natural Gas Liquids (thousands
     of gallons)..............        68,788      51,479    297,888    249,186
   Transportation Deliveries (MMcf)   28,523      30,277    118,609    126,089

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY AND LOGISTICS (CONTINUED)

      Cost of energy purchased includes natural gas and electricity purchased for marketing activities and natural gas purchased for the production of natural gas liquids. The cost of energy purchased amounted to $251.3 million for the quarter ended March 31, 1997 compared with $396.2 million for the quarter ended March 31, 1996. The decrease for the quarter reflects lower requirements for decreased marketed natural gas sales activity, partially offset by the increase in production of natural gas liquids and increased marketed electricity activity. Energy purchased for the twelve months ended March 31, 1997 amounted to $948.1 compared to $1,008.9 for the twelve months ended March 31, 1996. The decrease in purchased energy for the twelve month period is due to decreased marketed natural gas requirements, partially offset by increased production of natural gas liquids.

      Other operating expenses were $42.5 million for the quarter ended March 31, 1997 compared with $41.5 million for the quarter ended March 31, 1996. Although total operating expenses between periods remained substantially the same, the 1997 quarter reflects decreased depreciation and depletion expense resulting from lower natural gas and oil production, in addition to decreased exploration expense, offset by initial operating costs for storage service which began full operations during the second quarter of 1996, and higher expenses for natural gas liquids processing reflecting increased production. Other operating expenses for the twelve months ended March 31, 1997 were $174.7 million compared with $283.7 million for the twelve months ended March 31, 1996. Other operating expenses for 1996 include a charge of $95.1 million for impairment of assets. The decrease in operating expenses for the current period, excluding the charge for asset impairment, is due primarily to decreased depreciation and depletion expense, reflecting lower production and lower depletion rates.

      Operating income was $15.0 million for the quarter ended March 31, 1997 compared with $21.1 million for the quarter ended March 31, 1996. The decrease in operating income is primarily due to decreased natural gas production (105%), and decreased average selling prices for produced natural gas (20%). These factors were partially offset by higher margins from sale of natural gas liquids (70%) and lower exploration expense (10%). Operating income for the twelve months ended March 31, 1997 was $45.9 million compared with an operating loss of $15.5 million for the twelve months ended March 31, 1996. The increase in operating income of $17.5 million, excluding the effect of nonrecurring items and charge for impairment of assets in the 1996 period, is a result of lower depletion rates (65%), higher average selling prices for produced natural gas (20%), and higher margins from the sale of natural gas liquids (30%). These items were partially offset by lower natural gas production (70%) and lower sales of produced oil (35%).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES

      Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas. Revenues were $194.1 million for the quarter ended March 31, 1997 compared with $202.4 for the quarter ended March 31, 1996. The decrease in revenues is due to lower residential gas sales volumes reflecting weather that was 12 percent warmer than the 1996 quarter and customer conservation, the effect of commercial customers switching to transportation service, and declines of 20% and 37%, respectively, in the average selling price and sales volumes of marketed natural gas. These decreases were offset by increased industrial and utility gas sales, reflecting the switch of industrial customers from transportation to gas sales service, and higher residential rates reflecting pass-through of higher regulatory purchased gas costs to customers. Operating revenues for the twelve months ended March 31, 1997 were $499.2 million compared with $467.8 million for the twelve months ended March 31, 1996. Operating revenues for the 1996 period include $4.8 million related to the Columbia bankruptcy settlement. The increase in revenues, excluding the effect of the settlement, is due primarily to higher residential rates reflecting pass-through of higher regulatory purchased gas costs to customers and a 53% increase in industrial and utility gas sales volumes. These items were partially offset by lower sales to residential and commercial customers reflecting 7% warmer weather and the effect of commercial customers switching to transportation service.

                                     THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                          MARCH 31,               MARCH 31,
UTILITIES                             1997        1996        1997       1996
OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales......     $ 131,609  $  121,268  $ 281,977  $ 265,316
   Commercial Gas Sales ......        16,776      39,332     45,852     61,829
   Industrial and Utility Gas
     Sales                            16,933      13,432     84,334     45,635
   Marketed Gas Sales.........         6,218      12,341     25,049     29,723
   Transportation Service.....        18,485      11,616     45,036     42,165
   Storage Service............         1,908       1,813      7,400      7,859
   Other......................         2,167       2,582      9,505     15,294
------------------------------------------------------------------------------

     Total Revenues...........     $ 194,096  $  202,384  $ 499,153  $ 467,821
==============================================================================

SALES QUANTITIES:
   Residential Gas Sales......        12,896      15,017     28,428     31,097
   Commercial Gas Sales ......         1,673       6,332      5,846      9,048
   Industrial and Utility Gas Sales    5,431       3,389     28,689     18,711
   Marketed Gas Sales.........         1,965       3,108      8,967     12,051
   Transportation Deliveries .        20,489      12,249     78,585     67,816
   Heating Degree Days........         2,723       3,090      5,611      6,042

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES (CONTINUED)

      Cost of energy purchased amounted to $105.8 million for the quarter ended March 31, 1997 compared with $99.6 million for the quarter ended March 31, 1996. The increase is due to the pass-through of higher regulatory purchased gas costs to retail customers, partially offset by lower purchased quantities of gas as a result of reduced gas sales. Energy purchased for the twelve months ended March 31, 1997 was $252.5 million compared with $198.0 million for the twelve months ended March 31, 1996. The increase is due to the pass-through of higher regulatory purchased gas costs to retail customers, in addition to increased purchases for industrial and utility gas sales, partially offset by lower retail sales volumes.

     Other operating expenses for the quarter ended March 31, 1997 of $49.0 million remained substantially the same as the $50.3 million for the quarter ended March 31, 1996. Other operating expenses for the twelve months ended March 31, 1997 were $170.6 million compared with $206.0 million for the twelve months ended March 31, 1996. Other operating expenses for the twelve months ended March 31, 1996 include a charge of $25.6 million for impairment of assets. The decrease in other operating expenses for the twelve-month period, excluding the charge for impairment of assets, reflects savings from reengineering efforts.

      Operating income was $39.3 million for the quarter ended March 31, 1997 compared with $52.5 million for the quarter ended March 31, 1996. The decrease in operating income is due to the impact of lower residential and commercial sales volumes reflecting 12% warmer weather and commercial customers switching from gas sales to transportation service. Operating income for the twelve months ended March 31, 1997 was $76.1 million compared with $63.8 million for the twelve months ended March 31, 1996. The decrease of $8.5 million in operating income, excluding the charge for impairment of assets and Columbia settlement in the 1996 period, is due primarily to a 6 Bcf decrease in residential and commercial gas sales (170%) and the effect of commercial customers switching to transportation service (75%), partially offset by lower operating expenses (125%), increased industrial and utility gas sales (65%), and increased transportation throughput (35%).

SERVICES

      Services operations are comprised of marketing of natural gas, cogeneration development, water efficiency and program development, performance contracting, and central facility plant operations. This operation was formed in mid-1996 by combining certain of the Company's natural gas marketing activities with the newly acquired operations of Independent Energy Company (IEC), Conogen, Inc. and Pequod Associates, Inc. In January 1997, the Company also acquired Scallop Thermal Management, Inc. The variances in the following operating result comparisons reflect the recent development of this segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICES (CONTINUED)

      Operating results for the quarter ended March 31, 1997 were a loss of $1.0 million compared with a loss of $4.2 million for the quarter ended March 31, 1996. Operating results for the twelve months ended March 31, 1997 were a loss of $9.3 million compared with a loss of $5.2 million for the twelve months ended March 31, 1996. The variances in these results were caused by the impact of the start-up and development costs incurred throughout the 1996 calendar year.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

      Cash required for operations is affected primarily by the seasonal nature of the Company's natural gas distribution operations and volatility of oil and gas commodity prices. Gas purchased for storage during the nonheating season is financed with short-term loans, which are repaid as gas is withdrawn from storage and sold during the heating season. In addition, short-term loans are used to provide other working capital requirements during the nonheating season and as interim financing for a portion of capital expenditures. The Company expects to finance its 1997 capital expenditures with cash generated from operations and temporarily with short-term loans.

      The Company uses exchange-traded natural gas, crude oil and propane futures contracts and options and over-the-counter natural gas and crude oil swap agreements and options to hedge exposures to energy price changes.

INVESTING ACTIVITIES

      The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its utility plant and continuing development and expansion of its resource production activities. A total of $187.1 million has been authorized for the 1997 capital expenditure program, with $121.7 allocated to supply and logistics, $40.4 for utilities, and $25.0 for services. Capital expenditures for the three months ended March 31, 1997 were $19.8 million.

      The Company has a partnership interest in the Avoca bedded salt, natural gas storage project which has recently encountered technical difficulties. The Company is currently reevaluating the economic viability of the project. See Note G to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING ACTIVITIES

      The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At March 31, 1997, $219.0 million of commercial paper and $1.0 million of bank loans were outstanding at an average annual interest rate of 5.40%. The Company maintains a revolving Credit Agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent. Adequate credit is expected to continue to be available in the future.

     The Company is in the process of reevaluating its supply and logistics efforts with regard to its oil and gas properties in the western United States and internationally, in addition to its Gulf mid-stream assets. As a result, the Company has announced it is considering the sale of certain oil and gas properties which will allow the Company to refocus its exploration and development efforts in the Appalachian and Gulf of Mexico areas.

BALANCE SHEET CHANGES

      The decrease in accounts receivable and accounts payable is due primarily to lower gas marketing activity. The change in deferred purchased gas cost is due to the timing of pass-through of gas costs to ratepayers. Changes in deferred purchased gas costs generally do not affect results of operations due to regulatory procedures for purchased gas cost recovery in rates. The increase in goodwill reflects the acquisition of Conogen, Inc., Pequod Associates, Inc. and Scallop Thermal Management, Inc.

                           PART II. OTHER INFORMATION

Item 2.    Changes in Securities

           See Note F to the consolidated financial statements regarding the Company's acquisition of Scallop Thermal Management, Inc. (Scallop). The 128,397 shares of the Company's common stock were issued to Scallop's five shareholders. The shares were deemed exempt from registration under Section 4(2) of the Securities Act of 1933 because they were issued only to the five top managers of Scallop, all of whom received substantial financial information about the Company and who acknowledged in writing the restrictions on resale under the Securities Act of 1933 and that they were not acquiring the shares in connection with any plan of distribution. The shares were subsequently registered for resale on a Form S-3.

Item 5.    Other Information

           None.

Item  6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K during the quarter ended March 31, 1997:

               Form 8-K dated February 20, 1997, addressing the Company's periodic release of forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products, and operational matters and the potential uncertainties that may impact these forward-looking statements.

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






                                             EQUITABLE RESOURCES, INC.
                                        ----------------------------------
                                                   (Registrant)





                                              /s/ A. Mark Abramovic
                                        ----------------------------------
                                                  A. Mark Abramovic
                                              Senior Vice President and
                                               Chief Financial Officer






Date:  May 12, 1997