Form 10-Q
period 1997-06-30
EQUITABLE RESOURCES INC /PA/
filed 1997-08-14
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                                         Outstanding at
             Class                                        June 30, 1997

  Common stock, no par value                            34,598,715 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index




                                                                   Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of  Consolidated  Income for the
      Three  Months Ended June 30, 1997 and 1996,
      the Six  Months  Ended June 30,  1997 and
      1996,  and the Twelve Months Ended June 30,
      1997 and 1996                                                    1

   Statements of Condensed Consolidated Cash Flows
      for the Three Months Ended June 30, 1997 and
      1996, the Six Months Ended June 30, 1997
      and 1996, and the Twelve Months Ended
      June 30, 1997 and 1996                                           2

   Consolidated Balance Sheets, June 30, 1997
      and 1996 and December 31, 1996                                 3 - 4

   Notes to Consolidated Financial Statements                        5 - 6

   Gas Produced, Purchased and Sold                                 7 - 12

   Information by Business Segment                                    13

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 14 - 22

PART II.  OTHER INFORMATION                                           23

SIGNATURE                                                             24



                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                        Statements of Consolidated Income
                                      (Thousands Except Per Share Amounts)


                                Three Months Ended           Six Months Ended          Twelve Months Ended
                                     June 30,                    June 30,                   June 30,
                              ------------------------------------------------------------------------------
                                  1997         1996         1997          1996          1997        1996
                              ------------------------------------------------------------------------------

Operating Revenues.........   $  400,760   $  391,767  $   953,335    $ 1,032,045  $ 1,783,089   $ 1,736,810
Cost of Energy Purchased ..      293,676      296,372      697,067        771,843    1,293,380     1,205,923
                              ----------   ----------  -----------    -----------  -----------   -----------
     Net operating revenues      107,084       95,395      256,268        260,202      489,709       530,887
                              ----------   ----------  -----------    -----------  -----------   -----------
Operating Expenses:
   Operation...............       62,339       50,922      117,504        103,583      227,694       204,150
   Maintenance.............        7,915        6,359       14,587         12,267       28,864        25,701
   Depreciation and depletion     20,318       20,076       40,300         41,658       81,023        88,858
   Impairment of assets....       13,000            -       13,000              -       13,000       121,081
   Taxes other than income.        9,439        9,055       23,457         24,308       41,306        44,103
                              ----------   ----------  -----------    -----------  -----------   -----------
     Total operating expenses    113,011       86,412      208,848        181,816      391,887       483,893
                              ----------   ----------  -----------    -----------  -----------   -----------

Operating Income (Loss) ...       (5,927)       8,983       47,420         78,386       97,822        46,994
Other Income ..............        1,684        2,686        3,413          4,855        1,556         5,406
Interest Charges...........       11,133        9,938       22,432         20,412       43,845        44,966
                              ----------   ----------  -----------    -----------  -----------   -----------
Income (Loss)
   Before Income Taxes ....      (15,376)       1,731       28,401         62,829       55,533         7,434

Income Taxes (Benefits)....       (6,113)         803        9,874         23,175       17,281        (7,175)
                              ----------   ----------  -----------    -----------  -----------   -----------

Net Income (Loss)..........   $   (9,263)  $      928  $    18,527    $    39,654  $    38,252   $    14,609
                              ==========   ==========  ===========    ===========  ===========   ===========

Average Common
   Shares Outstanding......       35,289       35,113       35,355         35,070       35,325        34,989
                              ==========   ==========  ===========    ===========   ==========   ===========

Earnings (Loss) Per Share of
   Common Stock............       $(.26)         $.03         $.52          $1.13        $1.08          $.42
                                  =====          ====         ====          =====        =====          ====

Dividends Per Share of
   Common Stock............       $   -        $   -          $.59           $.59        $1.18         $1.18
                                  =====        =====          ====           ====        =====         =====



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                 Statements of Condensed Consolidated Cash Flows
                                   (Thousands)

                                                  Three Months Ended            Six Months Ended            Twelve Months Ended
                                                          June 30,                    June 30,                     June 30,
                                               ---------------------------------------------------------------------------------
                                                    1997          1996           1997          1996           1997          1996
                                               ---------------------------------------------------------------------------------

Net cash provided (used)
by operating activities.....................   $    13,238   $   (19,036)   $   71,490    $    48,759   $    88,299    $   242,918
                                               -----------   ------------   ----------    -----------   -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures.....................       (32,340)      (23,851)       (52,172)      (42,682)     (119,774)      (105,804)
   Proceeds from sale of property...........            97         1,078            313         1,503         2,990         25,360
                                               -----------   -----------    -----------   -----------    ----------    -----------
          Net cash used in investing
          activities........................       (32,243)      (22,773)       (51,859)      (41,179)     (116,784)       (80,444)
                                               -----------   -----------    -----------   -----------    ----------    -----------

Cash Flows from Financing Activities:
   Issuance of common stock.................           314            648           354         1,191         1,469          2,745
   Purchase of treasury stock...............       (23,751)           (8)       (23,751)           (8)      (23,776)          (174)
   Dividends paid...........................           (48)           (7)       (20,648)      (20,708)      (41,488)        41,344)
   Proceeds from issuance of
     long-term debt.........................             -             -              -             -       144,919            (42)
   Repayments and retirements of
     long-term debt.........................             -       (84,823)          (157)      (84,823)      (65,774)      (109,323)
   Increase in short-term loans.............        35,769        96,306         51,201        92,652        28,449          3,578
                                               -----------   -----------    -----------   -----------    ----------    -----------
            Net cash provided (used) by
              financing activities..........        12,284        12,116          6,999       (11,696)       43,799       (144,560)
                                               -----------   -----------    -----------   -----------    ----------    ------------

Increase in cash and cash equivalents.......        (6,721)      (29,693)        26,630        (4,116)       15,314         17,914
Cash and cash equivalents at
  beginning of period ......................        48,088        55,746         14,737        30,169        26,053          8,139
                                               -----------   -----------    -----------   -----------    ----------    -----------

Cash and cash equivalents at end of period..   $    41,367   $    26,053    $    41,367   $    26,053    $   41,367    $    26,053
                                               ===========   ===========    ===========   ===========    ==========    ===========

Cash paid during the period for:
   Interest (net of amount capitalized).....   $     2,358   $    13,124    $    15,037   $    24,812    $   33,250    $    41,793
                                               ===========   ===========    ===========   ===========    ==========    ===========

   Income taxes.............................   $    10,500   $     9,025    $     5,273   $     9,631    $    6,098    $    43,362
                                               ===========   ===========    ===========   ===========    ==========    ===========



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                         June 30,               December 31,
                                                              -----------------------------------------------
                                                                     1997          1996             1996
                                                              -----------------------------------------------

                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $      41,367   $     26,053    $      14,737
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     June 30, 1997 $12,277; 1996 $13,635;
     December 31, 1996, $10,714)...........................         275,447        247,712          296,175
   Unbilled revenues ......................................           1,190          2,031           24,157
   Gas stored underground - current inventory..............           9,304          7,644           19,497
   Material and supplies...................................          17,238         10,658           18,512
   Deferred purchased gas cost.............................          36,027         40,278           60,079
   Prepaid expenses and other..............................          42,325         33,548           52,604
                                                              -------------   ------------    -------------

        Total current assets...............................         422,898        367,924          485,761
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Supply and Logistics (successful efforts method) .......       1,250,041      1,193,825        1,220,756
   Utilities ..............................................       1,003,471        962,923          988,425
   Services................................................           6,281            124            1,810
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,259,793      2,156,872        2,210,991

     Less accumulated depreciation and depletion...........         767,797        702,405          731,306
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,491,996      1,454,467        1,479,685
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets.......................................          71,818         84,809           73,150
   Goodwill ...............................................          12,291              -            8,396
   Other...................................................          56,137         42,632           49,307
                                                              -------------   ------------    -------------

     Total other assets....................................         140,246        127,441          130,853
                                                              -------------   ------------    -------------

        Total..............................................   $   2,055,140   $  1,949,832    $   2,096,299
                                                              =============   ============    =============



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                        June 30,              December 31,
                                                            -------------------------------------------------
                                                                   1997           1996             1996
                                                            -------------------------------------------------

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Long-term debt payable within one year.............      $      5,000    $           -   $           -
   Short-term loans...................................           256,101          143,652         204,900
   Accounts payable...................................           163,851          152,818         231,969
   Accrued taxes......................................            14,197           19,864          20,645
   Accrued interest...................................            11,288            8,786          11,852
   Refunds due customers..............................            23,530           16,832          14,889
   Deferred income taxes..............................             8,633            9,858          19,009
   Customer credit balances...........................             1,335            1,125           7,051
   Other..............................................            28,276           21,222          10,099
                                                            ------------    -------------   -------------

        Total current liabilities.....................           512,211          374,157         520,414
                                                            ------------    -------------   -------------

Long--Term Debt .......................................          417,075          415,870         422,112
                                                            ------------    -------------   -------------

Deferred and Other Credits:
   Deferred income taxes..............................           270,949          261,766         260,700
   Deferred investment tax credits....................            19,347           20,441          19,892
   Deferred revenue...................................            94,179          116,580         107,674
   Other..............................................            20,770           23,703          23,224
                                                            ------------    -------------   -------------

        Total deferred and other credits..............           405,245          422,490         411,490
                                                            ------------    -------------   -------------

Common stockholders' equity:
     Common stock, no par value, authorized
        80,000  shares;  shares  issued June 30,
        1997,  35,699;  June 30, 1996, 35,469;
        December 31, 1996, 35,515 ....................           232,136          225,200         227,660
     Retained earnings ...............................           517,744          520,982         519,867
     Treasury stock, shares at cost June 30,
        1997, 1,101; June 30, 1996, 339;
        December 31, 1996, 169........................           (27,774)          (7,730)         (4,023)
     Foreign currency translation.....................            (1,497)          (1,137)         (1,221)
                                                            ------------    -------------   -------------

        Total common stockholders' equity.............           720,609          737,315         742,283
                                                            ------------    -------------   -------------

            Total.....................................      $  2,055,140    $   1,949,832   $   2,096,299
                                                            ============    =============   =============


                  Equitable Resources, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1996 Summary Annual Report and Form 10-K.

B. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and 1996 and the results of operations for the three, six and twelve months then ended and cash flows for the three, six and twelve months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three- and six-month periods ended June 30, 1997 and 1996 are not indicative of results for a full year because of the seasonal nature of the Company's operations and volatility of oil and gas commodity prices.

D. Certain amounts contained in prior period comparative information have been reclassified to conform with the 1997 presentation.

E. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has a $13.0 million investment in a 25% general partnership interest in the Avoca bedded salt, natural gas storage project. The project had encountered technical difficulties related to brine disposal which resulted in the discontinuation of the project. Although alternative methods of disposing of the brine water have been studied, none have proved to be economically viable. As a result, the Company has written down its investment resulting in a $13 million charge in June 1997.

F. On January 24, 1997, the Company acquired all of the outstanding stock of Scallop Thermal Management, Inc. (Scallop) in exchange for 128,397 authorized, but previously unissued shares of the Company's common stock valued at $3.75 million. This acquisition was accounted for under the purchase method of accounting. Scallop is an energy services and performance contracting company specializing in energy management solutions for institutional, municipal and Fortune 500 customers. The effect of this acquisition on the consolidated financial statements of the Company is not material.

G. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. This statement replaces primary earnings per share (EPS) with a newly defined basic EPS and modifies the computation of diluted EPS. The Company's basic and diluted EPS computed using the requirements of SFAS No. 128 are not significantly different from the currently disclosed EPS.

H. At June 30, 1997, 10,309,000 shares of Common Stock were reserved as follows: 566,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, 70,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 7,871,000 shares for possible use in connection with future acquisitions.

I. In July 1997, the Company completed its acquisition of Northeast Energy Services, Inc. (NORESCO) in exchange for a combination of the Company's stock, stock options and cash valued at approximately $77 million. The transaction will be treated as a purchase for accounting purposes. NORESCO is a provider of comprehensive energy efficiency systems and services for commercial, industrial, government, and institutional customers. In connection with this acquisition, the Company issued 2,091,407 shares of common stock. The Company repurchased one million shares of stock in June and July 1997 at an average price of $28.54 per share. Proforma financial information is not required as the acquisition is less than 10 percent of the total assets of the Company.

J. In July 1997, the Company entered into agreements with five parties for the sale of the Company's oil and natural gas properties in the Western United States and Canada. The aggregate cash sales price will be approximately $174 million payable at closings which are expected to occur on or before September 30, 1997. The sales are subject to buyers' confirmation of title and site inspection of the properties in addition to certain other conditions. The sale is not reflected in the consolidated financial statements and the discontinued operations are not material to the consolidated financial statements of the Company.



                                                                          Three Months Ended June 30, 1997
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------



Gas Produced, Purchased and Sold (MMcf):
  Produced                                           13,584              409                                                 13,993
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                  92,902           11,006               7,703                            111,611
    Inter-segment purchases                             242            1,020              19,460           (20,722)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                                93,144           12,026              27,163           (20,722)         111,611
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                106,728           12,435              27,163           (20,722)         125,604
  Deduct:
    Net increase (decrease) in gas in storage                          1,506                                                  1,506
    Extracted natural gas liquids
      (equivalent gas volumes)                        2,588                                                                   2,588
    System use and unaccounted for                      549              307                                                    856
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       103,591           10,622              27,163           (20,722)         120,654
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                          4,411                                                  4,411
  Commercial                                                             444                                                    444
  Industrial and Utility                                               4,350                                (1,644)           2,706
  Production                                         13,584                                                    (90)          13,494
  Marketing                                          90,007            1,417              27,163           (18,988)          99,599
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       103,591           10,622              27,163           (20,722)         120,654
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       33,212           21,126                               (10,526)          43,812
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                421                                                                     421
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             74,081                                                                  74,081
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     11.090
  Commercial Gas Sales                                                10.910
  Industrial and Utility Gas Sales                                     2.323
  Produced Natural Gas                                2.110
  Marketed Natural Gas                                2.399            3.292               2.595
  Oil (per barrel)                                   17.181
  Natural Gas Liquids (per gallon)                    0.330




                                                                          Three Months Ended June 30, 1996
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           13,711              642                                                 14,353
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 124,701           17,392                                                142,093
    Inter-segment purchases                           1,916            1,598                                (3,514)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               126,617           18,990                                (3,514)         142,093
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                140,328           19,632                                (3,514)         156,446
  Deduct:
    Net increase (decrease) in gas in storage                          2,808                                                  2,808
    Extracted natural gas liquids
      (equivalent gas volumes)                        2,361                                                                   2,361
    System use and unaccounted for                      556             (517)                                                    39
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       137,411           17,341                                (3,514)         151,238
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                          4,284                                                  4,284
  Commercial                                                           1,982                                                  1,982
  Industrial and Utility                                               8,499                                (1,112)           7,387
  Production                                         13,711                                                   (104)          13,607
  Marketing                                         123,700            2,576                                (2,298)         123,978
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       137,411           17,341                                (3,514)         151,238
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       30,321           17,425                                (8,552)          39,194
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                442                                                                     442
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             73,921                                                                  73,921
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                      9.480
  Commercial Gas Sales                                                 6.077
  Industrial and Utility Gas Sales                                     2.845
  Produced Natural Gas                                1.453
  Marketed Natural Gas                                1.980            2.830
  Oil (per barrel)                                   15.287
  Natural Gas Liquids (per gallon)                    0.333



                                                                           Six Months Ended June 30, 1997
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           26,312              969                                                 27,281
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 165,157           24,693              24,259                            214,109
    Inter-segment purchases                             440            3,563              33,466           (37,469)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               165,597           28,256              57,725           (37,469)         214,109
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                191,909           29,225              57,725           (37,469)         241,390
  Deduct:
    Net increase (decrease) in gas in storage                         (3,739)                                                (3,739)
    Extracted natural gas liquids
      (equivalent gas volumes)                        4,849                                                                   4,849
    System use and unaccounted for                    1,072              377                                                  1,449
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       185,988           32,587              57,725           (37,469)         238,831
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         17,307                                                 17,307
  Commercial                                                           2,117                                                  2,117
  Industrial and Utility                                               9,781                                (4,203)           5,578
  Production                                         26,312                                                   (299)          26,013
  Marketing                                         159,676            3,382              57,725           (32,967)         187,816
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       185,988           32,587              57,725           (37,469)         238,831
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       61,735           41,615                               (22,213)          81,137
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                832                                                                     832
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            142,869                                                                 142,869
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     10.431
  Commercial Gas Sales                                                10.213
  Industrial and Utility Gas Sales                                     2.765
  Produced Natural Gas                                2.183
  Marketed Natural Gas                                2.814            3.218               3.052
  Oil (per barrel)                                   17.694
  Natural Gas Liquids (per gallon)                    0.363



                                                                           Six Months Ended June 30, 1996
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           30,089            1,215                                                 31,304
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 259,885           36,711                                                296,596
    Inter-segment purchases                           2,847            6,957                                (9,804)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               262,732           43,668                                (9,804)         296,596
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                292,821           44,883                                (9,804)         327,900
  Deduct:
    Net increase (decrease) in gas in storage                         (2,491)                                                (2,491)
    Extracted natural gas liquids
      (equivalent gas volumes)                        4,096                                                                   4,096
    System use and unaccounted for                      995            2,187                                                  3,182
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       287,730           45,187                                (9,804)         323,113
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         19,301                                                 19,301
  Commercial                                                           8,314                                                  8,314
  Industrial and Utility                                              11,888                                (1,559)          10,329
  Production                                         30,089                                                   (399)          29,690
  Marketing                                         257,641            5,684                                (7,846)         255,479
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       287,730           45,187                                (9,804)         323,113
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                       60,598           29,674                               (15,874)          74,398
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                892                                                                     892
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            125,400                                                                 125,400
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                      8.387
  Commercial Gas Sales                                                 6.179
  Industrial and Utility Gas Sales                                     3.164
  Produced Natural Gas                                1.948
  Marketed Natural Gas                                2.453            3.454
  Oil (per barrel)                                   16.114
  Natural Gas Liquids (per gallon)                    0.331




                                                                          Twelve Months Ended June 30, 1997
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           53,518            2,272                                                 55,790
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 355,352           54,109              48,448                            457,909
    Inter-segment purchases                           4,516           12,400              65,192           (82,108)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               359,868           66,509             113,640           (82,108)         457,909
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                413,386           68,781             113,640           (82,108)         513,699
  Deduct:
    Net increase (decrease) in gas in storage                            408                                                    408
    Extracted natural gas liquids
      (equivalent gas volumes)                        9,144                                                                   9,144
    System use and unaccounted for                    1,953            3,162                                                  5,115
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       402,289           65,211             113,640           (82,108)         499,032
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         28,555                                                 28,555
  Commercial                                                           4,308                                                  4,308
  Industrial and Utility                                              24,540                                (8,078)          16,462
  Production                                         53,518                                                (34,052)          19,466
  Marketing                                         348,771            7,808             113,640           (39,978)         430,241
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       402,289           65,211             113,640           (82,108)         499,032
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      121,500           82,286                               (42,963)         160,823
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,667                                                                   1,667
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            298,048                                                                 298,048
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     10.166
  Commercial Gas Sales                                                 8.972
  Industrial and Utility Gas Sales                                     2.863
  Produced Natural Gas                                2.022
  Marketed Natural Gas                                2.398            2.872               2.973
  Oil (per barrel)                                   15.517
  Natural Gas Liquids (per gallon)                    0.372



                                                                          Twelve Months Ended June 30, 1996
                                            ----------------------------------------------------------------------------------------
                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------------

Gas Produced, Purchased and Sold (MMcf):
  Produced                                           60,247            2,761                                                 63,008
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 487,745           58,344                                                546,089
    Inter-segment purchases                          14,841           13,476                               (28,317)
                                                  ---------        ---------           ---------         ---------
      Total purchases                               502,586           71,820                               (28,317)         546,089
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                562,833           74,581                               (28,317)         609,097
  Deduct:
    Net increase (decrease) in gas in storage                         (1,269)                                                (1,269)
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,312                                                                   8,312
    System use and unaccounted for                    2,097              350                                                  2,447
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       552,424           75,500                               (28,317)         599,607
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         31,311                                                 31,311
  Commercial                                                          10,449                                                 10,449
  Industrial and Utility                                              21,020                               (11,908)           9,112
  Production                                         60,247                                                   (556)          59,691
  Marketing                                         492,177           12,720                               (15,853)         489,044
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       552,424           75,500                               (28,317)         599,607
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      125,481           67,602                               (34,710)         158,373
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,813                                                                   1,813
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            257,229                                                                 257,229
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                      8.515
  Commercial Gas Sales                                                 6.556
  Industrial and Utility Gas Sales                                     2.754
  Produced Natural Gas                                1.802
  Marketed Natural Gas                                2.075            2.612
  Oil (per barrel)                                   16.098
  Natural Gas Liquids (per gallon)                    0.303


                                          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                                Information by Business Segment
                                                          (Thousands)



                                   Three Months Ended               Six-Months Ended               Twelve Months Ended
                                        June 30,                        June 30,                        June 30,
                               --------------------------------------------------------------------------------------------
                                   1997           1996             1997           1996           1997              1996
                               --------------------------------------------------------------------------------------------
                                                                      (Thousands)

OPERATING REVENUES:
    Supply and logistics.....  $   284,750     $   305,545    $   593,572    $    764,311     $  1,147,922      $1,329,882
    Utilities ...............       83,425          93,717        277,521         296,101          488,861         483,733
    Services.................       74,096           1,133        182,698           3,228          351,805           3,701
    Sales between segments...      (41,511)         (8,628)      (100,456)        (31,595)        (205,499)        (80,506)
                               -----------     -----------    -----------    ------------     ------------    ------------
               Total.........  $   400,760     $   391,767    $   953,335    $  1,032,045     $  1,783,089   $   1,736,810
                               ===========     ===========    ===========    ============     ============   =============

OPERATING INCOME (LOSS):

    Supply and logistics.....  $     8,208     $     1,592    $    23,248    $     22,706     $     52,552    $    (13,062)
    Utilities................       (8,827)         10,027         30,446          62,508           57,258          67,872
    Services.................       (5,308)         (2,636)        (6,274)         (6,828)         (11,988)         (7,816)
                               -----------     -----------    -----------    ------------     ------------    ------------
               Total.........  $    (5,927)    $     8,983    $    47,420    $     78,386     $     97,822    $     46,994
                               ===========     ===========    ===========    ============     ============    ============

CAPITAL EXPENDITURES:

    Supply and logistics.....  $    21,811     $    16,280    $    32,931    $     29,460     $     76,088    $     62,104
    Utilities................        9,920           7,571         18,303          13,222           41,912          43,669
    Services.................          609               -            938               -            1,774              31
                               -----------     -----------    -----------    ------------     ------------    ------------
               Total.........  $    32,340     $    23,851    $    52,172    $     42,682     $    119,774    $    105,804
                               ===========     ===========    ===========    ============     ============    ============


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED JUNE 30, 1997
VS. THREE  MONTHS ENDED JUNE 30, 1996

      Equitable's consolidated net loss for the quarter ended June 30, 1997 was $9.3 million, or $.26 per share, compared with net income of $928,000, or $.03 per share, for the quarter ended June 30, 1996. Earnings for the current period include a one-time after-tax charge of $8.5 million for an asset write-down related to the Company's investment in a bedded salt, natural gas storage project in Avoca, New York. Earnings for the 1996 quarter include a one-time after-tax charge of $1.2 million resulting from closing of some of the Company's natural gas price hedge positions. The decrease in income, excluding the charges detailed above, is due to a 16 percent increase in operating expenses and lower margins from unregulated gas sales. These items were partially offset by a 45 percent increase in average selling prices for produced natural gas and higher margins from the sale of natural gas liquids.

SIX MONTHS ENDED JUNE 30, 1997
VS. SIX MONTHS ENDED JUNE 30, 1996

     Consolidated net income for the six months ended June 30, 1997 was $18.5 million or $.52 per share, compared with $39.7 million or $1.13 per share for the six months ended June 30, 1996. The decrease in net income, excluding the 1997 effect of the Avoca write-down discussed above, is due to a 10 percent increase in operating expenses primarily related to the services segment which experienced longer than anticipated delays in project construction start-ups, lower margins for natural gas marketing, a 13 percent decrease in natural gas production, and decreased commercial and industrial gas sales volumes. These items were partially offset by higher margins from sale of natural gas liquids and increased average selling prices for produced natural gas.

TWELVE MONTHS ENDED JUNE 30, 1997
VS. TWELVE MONTHS ENDED JUNE 30, 1996

     Consolidated net income for the twelve months ended June 30, 1997 was $38.3 million or $ 1.08 per share, compared with $14.6 million or $.42 per share for the twelve months ended June 30, 1996. Earnings for the current period include the one-time $8.5 million Avoca charge discussed above and a one-time after-tax gain of $4.4 million, or $.13 per share, from the curtailment of the Company's defined benefit pension plan for certain non-utility employees. Earnings for the prior period include a one-time after-tax charge of $74.2 million , or $2.12 per share, due to the recognition of impairment of assets of $121.1 million, pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Earnings for the prior period also include a non-recurring after-tax gain of $29.1 million, or $.83 per share, related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and $6.6 million, or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs. The decrease in net income, excluding the effect of the items detailed above, is primarily due to decreased retail gas sales to residential and commercial customers, a six percent increase in operating expenses primarily related to the services segment's start-up and development costs and longer than anticipated delays in project construction start-ups, and lower margins from marketed natural gas. These items were partially offset by higher margins from sale of natural gas liquids, increased average selling prices for produced natural gas, and increased industrial sales.

RESULTS OF OPERATIONS

SUPPLY AND LOGISTICS

     Supply and logistics operations are comprised of the sale of produced natural gas, oil and natural gas liquids, contract drilling, marketing of natural gas and electricity, and storage and intrastate transportation of natural gas in Louisiana.


                                             THREE MONTHS ENDED             SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,                     JUNE 30,
                                       ---------------------------------------------------------------------------------------
                                            1997           1996           1997           1996           1997          1996
                                       ---------------------------------------------------------------------------------------

SUPPLY AND LOGISTICS
OPERATING REVENUES (THOUSANDS):
    Marketed Natural Gas.............. $    215,912    $  244,867    $   449,287     $  631,990    $   836,517    $  1,021,355
    Produced Natural Gas..............       28,658        19,924         57,443         58,619        108,224         108,557
    Produced Natural Gas Liquids......       24,430        24,594         51,822         41,515        110,935          77,915
    Produced Oil......................        7,233         6,757         14,721         14,374         25,867          29,185
    Contract Drilling.................        5,284         5,007          8,737          8,171         19,756          16,792
    Marketed Electricity..............          ---         1,160          3,253          2,521         15,899           2,521
    Natural Gas Transportation........        1,069         1,478          2,850          3,201          7,319           7,896
    Natural Gas Storage...............          662           150          1,615            150          2,564             150
    Direct Billing Settlements........          ---           ---            ---            ---          7,815          32,582
    Other.............................        1,502         1,608          3,844          3,770         13,026          32,929
                                       ------------    ----------    -----------     ----------    -----------    ------------
      Total Revenues..................      284,750       305,545        593,572        764,311      1,147,922       1,329,882
COST OF ENERGY  PURCHASED                   229,170       259,852        482,665        656,014        919,590       1,066,575
                                       ------------    ----------    -----------     ----------    -----------    ------------
      Net Operating Revenues                 55,580        45,693        110,907        108,297        228,332         263,307
                                       ------------    ----------    -----------     ----------    -----------    ------------
OPERATING EXPENSES:
    Production........................        8,804         7,686         17,670         15,938         36,255          31,455
    Exploration.......................        4,096         2,422          5,789          4,638         16,865          11,290
    Gas Processing....................        3,183         3,913          5,749          5,203         11,030          10,694
    Contract Drilling.................        4,388         3,825          7,522          6,557         16,846          13,164
    Other.............................       13,648        12,677         24,551         24,575         41,671          52,035
    Depreciation and Depletion........       13,253        13,578         26,378         28,680         53,113          62,654
    Impairment of Assets..............          ---           ---            ---            ---            ---          95,077
                                       ------------    ----------    -----------     ----------    -----------    ------------
      Total Operating Expenses........       47,372        44,101         87,659         85,591        175,780         276,369
                                       ------------    ----------    -----------     ----------    -----------    ------------
OPERATING INCOME (LOSS)............... $      8,208    $    1,592    $    23,248     $   22,706    $    52,552    $    (13,062)
                                       ============    ==========    ===========     ==========    ===========    ============

SALES QUANTITIES:
    Marketed Natural Gas (MMcf).......       90,007       123,700        159,676        257,641        348,771         492,177
    Produced Natural Gas (MMcf).......       13,584        13,711         26,312         30,089         53,518          60,247
    Oil (MBls)........................          421           442            832            892          1,667           1,813
    Natural Gas Liquids...............
      (thousands of gallons)..........       74,081        73,921        142,869        125,400        298,048         257,229
   Transportation Deliveries (MMcf)          33,212        30,321         61,735         60,598        121,500         125,481


THREE MONTHS ENDED JUNE 30, 1997
VS. THREE  MONTHS ENDED JUNE 30, 1996

     Operating revenues were $284.8 million for the quarter ended June 30, 1997 compared with $305.5 million for the quarter ended June 30, 1996. The decrease in operating revenues is due to a 27% decrease in marketed natural gas sales volumes and decreased marketed sales of electricity. The decreased operating revenues were offset by a 21% increase in the average selling price of marketed natural gas, and a 45% increase in the average selling price of produced natural gas. The lower average prices for produced natural gas in the 1996 period are due in part to a $2.0 million hedging charge in the second quarter of 1996 to close natural gas hedge positions related to production for the second half of 1996.

     Cost of energy purchased includes natural gas and electricity purchased for marketing activities and natural gas purchased for the production of natural gas liquids. The cost of energy purchased amounted to $229.2 million for the quarter ended June 30, 1997 compared with $259.9 million for the quarter ended June 30, 1996. The decrease for the quarter reflects primarily the lower requirements for decreased marketed natural gas sales activity.

     Other operating expenses were $47.4 million for the quarter ended June 30, 1997 compared with $44.1 million for the quarter ended June 30, 1996. This increase reflects higher well operating expenses and higher dry hole cost.

SIX MONTHS ENDED JUNE 30, 1997
VS. SIX MONTHS ENDED JUNE 30, 1996

     Operating revenues for the six months ended June 30, 1997 were $593.6 million compared with $764.3 million for the six months ended June 30, 1996. The $170.7 million decrease in revenues is due primarily to a 38% decrease in marketed natural gas sales volumes and a 13% decrease in natural gas production. These decreases were partially offset by a 15% increase in the average selling price of marketed natural gas, an increase in both the production and average selling price of natural gas liquids of 14% and 10%, respectively, a 12% increase in the average selling price of produced natural gas, and increased storage service which began full operations during the second quarter of 1996.

     Energy purchased for the six months ended June 30, 1997 amounted to $482.7 million compared to $656.0 million for the six months ended June 30, 1996. The decrease in purchased energy for the six month period is due to decreased marketed natural gas requirements, partially offset by increased production of natural gas liquids.

     Other operating expenses for the six months ended June 30, 1997 were $87.7 million compared with $85.6 million for the six months ended June 30, 1996. The increase in operating expenses for the current period is due primarily to increased well operating expenses and dry hole costs, partially offset by decreased depreciation expense reflecting lower production.

TWELVE MONTHS ENDED JUNE 30, 1997
VS. TWELVE MONTHS ENDED JUNE 30, 1996

     Operating revenues for the twelve months ended June 30, 1997 were $1,147.9 million compared with $1,329.9 million for the twelve months ended June 30, 1996. The 1996 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement and $11.0 million of additional revenue from direct bill settlements. The decrease in revenues of $130.8 million, excluding the nonrecurring amounts, is due primarily to a 29% decrease in marketed natural gas sales volumes, an 11% decrease in natural gas production, and an 8% decrease in oil production. These decreases were partially offset by a 16% increase in the average selling price of marketed natural gas, an increase in both the average selling price and production of natural gas liquids of 23% and 16%, respectively, increased revenues from the marketing of electricity, a 12% increase in the average selling price of produced natural gas, and increased storage service which began full operations during the second quarter of 1996.

     Energy purchased for the twelve months ended June 30, 1997 amounted to $919.6 million compared to $1,066.6 million for the twelve months ended June 30, 1996. The decrease in purchased energy for the twelve month period is due to decreased marketed natural gas requirements partially offset by increased production of natural gas liquids and increased marketed electricity activity.

      Other operating expenses for the twelve months ended June 30, 1997 were $175.8 million compared with $276.4 million for the twelve months ended June 30, 1996. Other operating expenses for 1996 include a charge of $95.1 million for impairment of assets. The decrease in operating expenses for the current period, excluding the charge for asset impairment, is due primarily to decreased depreciation and depletion expense, reflecting lower production and lower depletion rates, partially offset by increased well operating and exploration costs.

UTILITIES

      Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

      The results for all 1997 periods discussed below include a charge of $13.0 million for an asset write-down on the Company's investment in a 25% general partnership interest in the Avoca, New York bedded salt natural gas storage project. ET Avoca Company, a special purpose subsidiary of the Company, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The project encountered technical difficulties related to the proper disposal of the brine water resulting from the leaching process of the salt formation. Although alternative methods of disposing of the brine water have been studied, none have proved to be economically viable resulting in project termination.


                                               THREE MONTHS ENDED               SIX MONTHS ENDED           TWELVE MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,                    JUNE 30,
                                           ---------------------------------------------------------------------------------------
                                                1997           1996           1997           1996          1997           1996
                                           ---------------------------------------------------------------------------------------

UTILITIES
OPERATING REVENUES (THOUSANDS):
   Residential Gas Sales...............    $    48,920   $    40,613     $   180,529   $   161,881    $  290,284    $    266,626
   Commercial Gas Sales................          4,844        12,044          21,620        51,376        38,652          68,501
   Industrial and Utility Gas Sales....         10,107        24,177          27,040        37,609        70,264          57,883
   Marketed Gas Sales..................          4,665         7,290          10,883        19,631        22,424          33,222
   Transportation Service..............         10,806         5,181          29,291        16,797        50,661          36,724
   Storage Service.....................          1,878         1,781           3,786         3,594         7,497           7,207
   Other...............................          2,205         2,631           4,372         5,213         9,079          13,570
                                           -----------   -----------     -----------   -----------    ----------    ------------
      Total Revenues...................         83,425        93,717         277,521       296,101       488,861         483,733
COST OF ENERGY PURCHASED...............         36,218        43,090         142,004       142,652       245,675         212,957
                                           -----------   -----------     -----------   -----------    ----------    ------------
      Net Operating Revenues...........         47,207        50,627         135,517       153,449       243,186         270,776
                                           -----------   -----------     -----------   -----------    ----------    ------------
OPERATING EXPENSES:
   Other...............................         36,228        34,102          78,618        77,963       145,845         151,135
   Depreciation and Depletion..........          6,806         6,498          13,453        12,978        27,083          26,205
   Impairment of Assets................         13,000             -          13,000             -        13,000          25,564
                                           -----------   -----------     -----------   -----------    ----------    ------------
      Total Operating Expenses.........         56,034        40,600         105,071        90,941       185,928         202,904
                                           -----------   -----------     -----------   -----------    ----------    ------------
OPERATING INCOME (LOSS)................    $    (8,827)  $    10,027     $    30,446   $    62,508    $   57,258    $     67,872
                                           ===========   ===========     ===========   ===========    ==========    ============

SALES QUANTITIES (MMCF):
    Residential Gas Sales..............          4,411         4,284          17,307        19,301        28,555          31,311
    Commercial Gas Sales...............            444         1,982           2,117         8,314         4,308          10,449
    Industrial and Utility Gas Sales...          4,350         8,499           9,781        11,888        24,540          21,020
    Marketed Gas Sales.................          1,417         2,576           3,382         5,684         7,808          12,720
    Transportation Deliveries..........         21,126        17,425          41,615        29,674        82,286          67,602
    Heating Degree Days................            919           656           3,642         3,746         5,874           6,043


THREE MONTHS ENDED JUNE 30, 1997
VS. THREE  MONTHS ENDED JUNE 30, 1996

     Revenues were $83.4 million for the quarter ended June 30, 1997 compared with $93.7 million for the quarter ended June 30, 1996. The decrease in revenues is due to a 54% decrease in commercial and industrial gas sales volumes reflecting the effect of commercial customers switching to transportation service and the movement of several commercial customers from the Company's utilities segment to the services segment. The decreased revenues are also attributed to a decline of 45% in the sales volumes of marketed natural gas. These decreases were offset by higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers and slightly higher residential gas sales volumes reflecting colder weather compared to the 1996 quarter.

     Cost of energy purchased amounted to $36.2 million for the quarter ended June 30, 1997 compared with $43.1 million for the quarter ended June 30, 1996. The decrease is a result of reduced gas sales partially offset by the pass-through of higher regulatory purchased gas costs to retail customers.

     Other operating expenses for the quarter ended June 30, 1997, excluding the Avoca charge described above, were $43.0 million compared with $40.6 million for the quarter ended June 30, 1996. The increase in operating expenses is primarily due to increased customer assistance expenses and higher reserve for doubtful accounts.

SIX MONTHS ENDED JUNE 30, 1997
VS. SIX MONTHS ENDED JUNE 30, 1996

     Operating revenues for the six months ended June 30, 1997 were $277.5 million compared with $296.1 million for the six months ended June 30, 1996. The decrease in revenues of $18.6 million is due primarily to a 41% decrease in commercial and industrial gas sales volumes reflecting the effect of commercial customers switching to transportation service and the movement of several commercial customers from the Company's utilities segment to the services segment, 10% lower residential sales volumes reflecting customer conservation and weather that was three percent warmer than the prior year, and a decline of 40% in the sales volumes of marketed natural gas reflecting the transfer of a portion of these sales to the services segment. These items were partially offset by higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers, and the effect of commercial customers switching to transportation service.

      Energy purchased for the six months ended June 30, 1997 was $142.0 million compared with $142.7 million for the six months ended June 30, 1996. The decrease is due to lower purchased quantities of gas as a result of reduced gas sales, partially offset by the pass-through of higher regulatory purchased gas costs to retail customers.

     Other operating expenses for the six months ended June 30, 1997, excluding the Avoca charge described above, were $92.1 million compared with $90.9 million for the six months ended June 30, 1996. The increase in operating expenses is primarily due to increased customer assistance expenses and higher reserve for doubtful accounts, both reflecting higher rates in effect for retail customers.

TWELVE MONTHS ENDED JUNE 30, 1997
VS. TWELVE MONTHS ENDED JUNE 30, 1996

     Operating revenues for the twelve months ended June 30, 1997 were $488.9 million compared with $483.7 million for the twelve months ended June 30, 1996. Operating revenues for the 1996 period include $4.8 million related to the Columbia bankruptcy settlement. The increase in revenues, excluding the effect of the settlement, is due primarily to higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers and a 17% increase in industrial and utility gas sales volumes. These items were partially offset by decreased commercial sales, reflecting the switch of commercial customers to transportation service and the movement of several commercial customers from the Company's utilities segment to the services segment, lower sales to residential customers, and a 39% decline in the sales volumes of marketed natural gas.

      Energy purchased for the twelve months ended June 30, 1997 was $245.7 million compared with $213.0 million for the twelve months ended June 30, 1996. The increase is due to the pass-through of higher regulatory purchased gas costs to retail customers and increased purchases for industrial and utility gas sales, partially offset by lower retail and marketed sales volumes.

      Other operating expenses for the twelve months ended June 30, 1997, excluding the Avoca charge described above, were $172.9 million compared with $202.9 million for the twelve months ended June 30, 1996. Other operating expenses for the twelve months ended June 30, 1996 include a charge of $25.6 million for impairment of assets. Operating expenses for the twelve-month period, excluding the charge for impairment of assets and the gain recognized in the fourth quarter of 1996 related to the curtailment of the Company's defined benefit pension plan for non-utility employees, remained substantially unchanged.

SERVICES

      Services operations are comprised of marketing of natural gas, cogeneration development, water efficiency and program development, performance contracting, and central facility plant operations. This operation was formed in mid-1996 by combining certain of the Company's natural gas marketing activities with the newly acquired operations of Independent Energy Corporation (IEC), Conogen, Inc. and Pequod Associates, Inc. The Company also acquired Scallop Thermal Management, Inc. in January, 1997 and Northeast Energy Services, Inc. (NORESCO) in July, 1997. The variances in the following operating result comparisons reflect the recent development of this segment.

      Operating results for the quarter ended June 30, 1997 were a loss of $5.3 million compared with a loss of $2.6 million for the quarter ended June 30, 1996. Operating results for the six months ended June 30, 1997 were a loss of $6.3 million compared with a loss of $6.8 million for the six months ended June 30, 1996. Operating results for the twelve months ended June 30, 1997 were a loss of $12.0 million compared with a loss of $7.8 million for the twelve months ended June 30, 1996. The 1996 quarter and six-month period include $1.5 million and $5.2 million, respectively, of start-up and development costs. The operating losses in 1997 are primarily due to construction project start-ups being delayed in addition to the inability to initiate new product sales into a slow-to-develop unregulated marketplace.

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

INVESTING ACTIVITIES

      The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its utility plant and continuing development and expansion of its resource production activities. A total of $187.1 million has been authorized for the 1997 capital expenditure program, with $121.7 million allocated to supply and logistics, $40.4 million for utilities, and $25.0 million for services. Capital expenditures for the six months ended June 30, 1997 were $52.2 million.

      The Company is in the process of reevaluating its supply and logistics efforts with regard to its oil and gas properties in the western United States and internationally, in addition to its Gulf mid-stream assets. In July 1997, the Company entered into agreements with five parties for the sale of the Company's oil and natural gas properties in the Western United States and Canada. The properties include proved reserves of 191 billion cubic feet of natural gas equivalent and over 700,000 undeveloped acres as of December 31, 1996. The aggregate cash sales price will be approximately $174 million payable at closings which are expected to occur on or before September 30, 1997. The sales are subject to buyers' confirmation of title and site inspection of the properties as well as certain other conditions. The sale will allow the Company to refocus its exploration and development efforts in the Appalachian and Gulf of Mexico areas. The sale is not reflected in the consolidated financial statements and the discontinued operations are not material to the consolidated financial statements of the Company. Proceeds from the sale are intended to be used to pay down short-term debt.

FINANCING ACTIVITIES

      The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At June 30, 1997, $244.0 million of commercial paper and $11.4 million of bank loans were outstanding at an average annual interest rate of 5.66%. The Company maintains a committed, revolving $500 million credit agreement with a group of banks which expires September 1, 2001. The agreement requires a facility fee of one-tenth of one percent. In July 1997, Moody's Investors Service placed the Company's A2 senior unsecured debt rating, (P)A2 senior unsecured shelf rating, and Prime-1 rating for commercial paper under review for possible downgrade. The action taken by Moody's is not expected to have a significant impact on the Company's liquidity.

      In July 1997, the Company completed its acquisition of Northeast Energy Services, Inc. (NORESCO) in exchange for a combination of the Company's stock, stock options and cash valued at approximately $77 million. The transaction will be treated as a purchase for accounting purposes. NORESCO is a provider of comprehensive energy efficiency systems and services for commercial, industrial, government, and institutional customers. In connection with this acquisition, the Company issued 2,091,407 shares of common stock. The Company repurchased one million shares of stock in June and July 1997 at an average price of $28.54 per share. Proforma information is not required as the acquisition is less than 10 percent of the total assets of the Company.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q may include forward looking statements. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of the Company's success in acquiring gas and oil properties and in discovering, developing and producing reserves and the impact of competitive factors on profit margins in various markets in which the Company competes.

                         PART II.  OTHER INFORMATION


Item 4.    Results of Votes of Security Holders

           (a) The Annual Meeting of Shareholders was held on May 23, 1997.

           (c) Brief description of matters voted upon:

               (1) Elected the named directors to serve three-year terms as follow:

                                            Shares Voted          Shares
                             Director           For              Withheld

                   E. Lawrence Keyes, Jr.    31,032,279          1,834,330
                   Thomas A. McConomy        31,052,166          1,814,443
                   Malcolm M. Prine          30,947,228          1,919,381

               (2) Ratified  appointment  of  Ernst & Young  LLP as  independent auditors for the year ended December 31, 1997. Vote was 32,677,359 shares for; 109,110 shares against and 80,140 shares abstained.

Item  6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b)  Reports on Form 8-K during the quarter ended June 30, 1997:

               Form 8-K dated May 19, 1997, addressing that the Company had reached a definitive agreement to acquire Northeast Energy Services, Inc (NORESCO) in exchange for a combination of the Company's common stock and cash valued at approximately $77 million.

                                    Signature





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EQUITABLE RESOURCES, INC.
                                                  (Registrant)




                                            /s/ A. Mark Abramovic
                                        ---------------------------------
                                                A. Mark Abramovic
                                             Senior Vice President and
                                              Chief Financial Officer











Date:  August 14, 1997