Form 10-Q
period 1997-09-30
EQUITABLE RESOURCES INC /PA/
filed 1997-11-14
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                                         Outstanding at
             Class                                     September 30, 1997

  Common stock, no par value                            36,782,230 shares

                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index

                                                                   Page No.

PART I.  FINANCIAL STATEMENTS:

   Statements of  Consolidated  Income for
      the Three Months Ended  September 30,
      1997 and 1996, the Nine Months Ended
      September 30, 1997 and 1996, and the
      Twelve Months Ended September 30,
      1997 and 1996                                                    1

   Statements of Condensed Consolidated Cash Flows
      for the Three Months Ended September 30, 1997
      and 1996, the Nine Months Ended September 30,
      1997 and 1996, and the Twelve Months Ended
      September 30, 1997 and 1996                                      2

   Consolidated Balance Sheets, September 30, 1997
      and 1996 and December 31, 1996                                 3 - 4

   Notes to Consolidated Financial Statements                        5 - 6

   Gas Produced, Purchased and Sold                                 7 - 12

   Information by Business Segment                                    13

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 14 - 23

PART II.  OTHER INFORMATION                                           24

SIGNATURE                                                             25


                                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                        Statements of Consolidated Income
                                      (Thousands Except Per Share Amounts)


                                Three Months Ended           Nine Months Ended         Twelve Months Ended
                                   September 30,               September 30,              September 30,
                              ------------------------------------------------------------------------------
                                  1997         1996         1997          1996          1997        1996
                              ------------------------------------------------------------------------------

Operating Revenues.........   $  508,102   $  357,011  $ 1,461,437    $ 1,389,056  $ 1,934,180   $ 1,822,829
Cost of Energy Purchased ..      378,717      262,943    1,075,784      1,034,786    1,409,154     1,297,261
                              ----------   ----------  -----------    -----------  -----------   -----------

     Net operating revenues      129,385       94,068      385,653        354,270      525,026       525,568
                              ----------   ----------  -----------    -----------  -----------   -----------

Operating Expenses:
   Operation...............       70,574       54,543      188,078        158,126      251,095       213,325
   Maintenance.............        7,668        7,653       22,255         19,920       28,879        26,911
   Depreciation, depletion
     and amortization .....       23,624       20,805       63,924         62,463       83,842        82,937
   Impairment of assets and
       nonrecurring items..       10,725            -       23,725              -       16,355       121,081
   Taxes other than income.        6,843        7,207       30,300         31,515       40,942        44,918
                              ----------   ----------  -----------    -----------  -----------   -----------

     Total operating expenses    119,434       90,208      328,282        272,024      421,113       489,172
                              ----------   ----------  -----------    -----------  -----------   -----------


Operating Income ..........        9,951        3,860       57,371         82,246      103,913        36,396
Other Income ..............       27,355         (751)      30,768          4,104       29,662         6,082
Interest Charges...........       11,421       10,311       33,853         30,723       44,955        42,603
                              ----------   ----------  -----------    -----------  -----------   -----------

Income (Loss)
   Before Income Taxes ....       25,885       (7,202)      54,286         55,627       88,620          (125)

Income Taxes (Benefits)....        8,898       (3,515)      18,772         19,660       29,694        (9,364)
                              ----------   ----------  -----------    -----------  -----------   -----------


Net Income (Loss)..........   $   16,987   $   (3,687) $    35,514    $    35,967  $    58,926   $     9,239
                              ==========   ==========  ===========    ===========  ===========   ===========


Average Common
   Shares Outstanding......       36,185       35,267       35,763         35,143       35,663        35,107
                              ==========   ==========  ===========    ===========   ==========   ===========


Earnings (Loss) Per Share of
   Common Stock............       $.47        $(.10)       $.99             $1.02        $1.65       $.26
                                  ====        =====        ====             =====        =====       ====


Dividends Per Share of
   Common Stock............        $.29       $.29         $.88           $.88           $1.18      $1.18
                                   ====       ====         ====           ====           =====      =====



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                 Statements of Condensed Consolidated Cash Flows
                                   (Thousands)

                                              Three Months Ended             Nine Months Ended          Twelve Months Ended
                                                 September 30,                 September 30,                September 30,
                                           -----------------------------------------------------------------------------------
                                              1997            1996          1997          1996          1997           1996
                                           --------------------------------------------------------------------------------


Net cash provided (used) by
operating activities.....................  $     6,272   $    20,409    $   77,762    $    69,168   $    74,162    $   245,846
                                           -----------   -----------    ----------    -----------   -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures..................      (71,843)      (38,493)      (124,015)      (81,175)     (153,124)      (117,343)
   Proceeds from sale of property........      119,679            40        119,992         1,543       122,629         21,932
                                           -----------   -----------    -----------   -----------    ----------    -----------
          Net cash used in investing
            activities...................       47,836       (38,453)        (4,023)      (79,632)      (30,495)       (95,411)
                                           -----------   -----------    ------------  -----------    -----------   -----------

Cash Flows from Financing Activities:
   Issuance of common stock..............        3,673           496          4,027         1,687         4,646          2,705
   Purchase of treasury stock............       (4,845)            -        (28,596)           (8)      (28,621)          (167)
   Dividends paid........................      (10,838)      (10,418)       (31,486)      (31,126)      (41,908)       (41,450)
   Proceeds from issuance of
     long-term debt......................            -       144,919              -       144,919             -        144,877
   Repayments and retirements of
     long-term debt......................            -       (65,617)          (157)     (150,440)         (157)      (160,440)
   Increase in short-term loans..........       51,458       (38,003)       102,659        54,649       117,910        (86,303)
                                           -----------   -----------    -----------   -----------    ----------    -----------
            Net cash provided (used) by
              financing activities.......       39,448        31,377         46,447        19,681        51,870       (140,778)
                                           -----------   -----------    -----------   -----------    ----------    ------------

Increase in cash and cash equivalents....       93,556        13,333        120,186         9,217        95,537          9,657
Cash and cash equivalents at beginning
  of period .............................       41,367        26,053         14,737        30,169        39,386         29,729
                                           -----------   -----------    -----------   -----------    ----------    -----------

Cash and cash equivalents at end
  of period..............................  $   134,923   $    39,386    $   134,923   $    39,386    $  134,923    $    39,386
                                           ===========   ===========    ===========   ===========    ==========    ===========

Cash paid during the period for:
   Interest (net of amount capitalized)..  $    21,695   $     6,659    $    36,732   $    31,471    $   48,286    $    40,851
                                           ===========   ===========    ===========   ===========    ==========    ===========

   Income taxes..........................  $     2,489   $       486    $     7,762   $    10,117    $    8,101    $    39,123
                                           ===========   ===========    ===========   ===========    ==========    ===========



                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                       September 30,            December 31,
                                                              -------------------------------------------------
                                                                     1997          1996             1996
                                                              ------------------------------------------------
                         ASSETS

Current Assets:
   Cash and cash equivalents...............................   $     134,923   $     39,386    $      14,737
   Accounts receivable (less accumulated
     provision for doubtful accounts:
     September 30, 1997 $8,117; 1996 $12,966;
     December 31, 1996, $10,714)...........................         274,873        186,206          296,175
   Unbilled revenues ......................................           4,924          5,330           24,157
   Gas stored underground - current inventory..............          17,746         18,110           19,497
   Material and supplies...................................          14,551          9,071           18,512
   Deferred purchased gas cost.............................          49,228         56,859           60,079
   Prepaid expenses and other..............................          55,538         69,906           52,604
                                                              -------------   ------------    -------------

        Total current assets...............................         551,783        384,868          485,761
                                                              -------------   ------------    -------------

Property, Plant and Equipment:
   Supply and Logistics (successful efforts method) .......       1,114,220      1,202,329        1,220,756
   Utilities ..............................................       1,015,732        975,886          988,425
   Services................................................           9,149          1,347            1,810
                                                              -------------   ------------    -------------

        Total property, plant and equipment................       2,139,101      2,179,562        2,210,991

     Less accumulated depreciation and depletion...........         702,015        713,512          731,306
                                                              -------------   ------------    -------------

        Net property, plant and equipment..................       1,437,086      1,466,050        1,479,685
                                                              -------------   ------------    -------------

Other Assets:
   Regulatory assets.......................................          70,872         72,638           73,150
   Goodwill ...............................................          68,738              -            8,396
   Other...................................................          78,904         56,156           49,307
                                                              -------------   ------------    -------------

     Total other assets....................................         218,514        128,794          130,853
                                                              -------------   ------------    -------------

        Total..............................................   $   2,207,383   $  1,979,712    $   2,096,299
                                                              =============   ============    =============


                                  EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                          Consolidated Balance Sheets
                                                  (Thousands)


                                                                      September 30,           December 31,
                                                            --------------------------------------------------
                                                                   1997           1996             1996
                                                            --------------------------------------------------

             CAPITALIZATION AND LIABILITIES

Current Liabilities:
   Long-term debt payable within one year.............      $      5,000    $           -   $           -
   Short-term loans...................................           307,559          189,649         204,900
   Accounts payable...................................           163,355          152,359         231,969
   Accrued taxes......................................            24,925           17,189          20,645
   Accrued interest...................................             6,492            6,368          11,852
   Refunds due customers..............................            20,887           16,941          14,889
   Deferred income taxes..............................            13,502           17,354          19,009
   Customer credit balances...........................             8,202            6,383           7,051
   Other..............................................            46,569           15,782          10,099
                                                            ------------    -------------   -------------

        Total current liabilities.....................           596,491          422,025         520,414
                                                            ------------    -------------   -------------

Long--Term Debt .......................................          417,320          421,920         422,112
                                                            ------------    -------------   -------------

Deferred and Other Credits:
   Deferred income taxes..............................           272,096          253,178         260,700
   Deferred investment tax credits....................            19,070           20,164          19,892
   Deferred revenue...................................            89,611          110,062         107,674
   Other..............................................            26,554           23,519          23,224
                                                            ------------    -------------   -------------

        Total deferred and other credits..............           407,331          406,923         411,490
                                                            ------------    -------------   -------------

Common stockholders' equity:
     Common stock, no par value, authorized
        80,000 shares;  shares issued
        September 30, 1997, 36,838;
        September 30, 1996, 35,492;
        December 31, 1996, 35,515 ....................           263,951          227,038         227,660
     Retained earnings ...............................           523,894          506,877         519,867
     Treasury stock,  shares at cost September 30,
        1997, 56; September 30, 1996, 168;
        December 31, 1996, 169........................            (1,550)          (3,998)         (4,023)
     Foreign currency translation.....................               (54)          (1,073)         (1,221)
                                                            -------------   -------------   -------------

        Total common stockholders' equity.............           786,241          728,844         742,283
                                                            ------------    -------------   -------------

            Total.....................................      $  2,207,383    $   1,979,712   $   2,096,299
                                                            ============    =============   =============


                  Equitable Resources, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements


A. The accompanying financial statements should be read in conjunction with the Company's 1996 Summary Annual Report and Form 10-K.

B. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and 1996 and the results of operations for the three, nine and twelve months then ended and cash flows for the three, nine and twelve months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 are not indicative of results for a full year because of the seasonal nature of the Company's operations and volatility of oil and gas commodity prices.

D. Certain amounts contained in prior period comparative information have been reclassified to conform with the 1997 presentation.

E. Results for the periods ended September 30, 1997, include a non-recurring pre-tax charge of $10.7 million related to evaluation and reduction of corporate office and non-core business functions.

    As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has an investment in a 25 percent general partnership interest in the Avoca bedded salt, natural gas storage project. The project has encountered technical difficulties related to brine disposal which resulted in the discontinuation of the project.
    Although alternative methods of disposing of the brine water have been studied, none have proved to be economically viable. As a result, the Company has written down its investment resulting in a $13 million charge in June 1997.

    In December 1996, the Company recognized a pre-tax gain of $7.4 million related to the curtailment of the Company's defined benefit pension plan for non-utility employees. The above items are reflected as impairment of assets and non-recurring items in the Statements of Consolidated Income.

F. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share" effective for interim and annual periods ending after December 15, 1997. This statement replaces primary earnings per share with a newly defined basic earnings per share and modifies the computation of diluted earnings per share. The adoption of the new Standard will not have a material effect on the earnings per share presently disclosed.

    SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued in 1997. These new standards will be adopted by the Company when required, and are not expected to have a material effect on the consolidated financial statements.

G. At September 30, 1997, 9,171,000 shares of Common Stock were reserved as follows: 566,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, 59,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 6,744,000 shares for possible use in connection with future acquisitions.

H. In July 1997, the Company completed its acquisition of Northeast Energy Services, Inc. (NORESCO) in exchange for a combination of the Company's stock, stock options and cash valued at approximately $77 million. NORESCO is a provider of comprehensive energy efficiency systems and services for commercial, industrial, government, and institutional customers. NORESCO's primary assets are accounts receivable from customers and deferred contract costs which are included in other assets in the consolidated balance sheets. The transaction is treated as a purchase for accounting purposes. Based upon a preliminary valuation of the assets and liabilities of NORESCO, the Company has recorded goodwill of $57 million which will be amortized over 20 years.

    In connection with this acquisition, the Company issued 2,091,407 shares of common stock. Prior to completing the purchase, the Company repurchased one million shares of outstanding stock in June and July 1997 at an average price of $28.54 per share. Proforma financial information is not required as the acquisition is not material to the financial position or results of operations of the Company.

I. In July 1997, the Company entered into agreements with five parties for the sale of the Company's oil and natural gas properties in the Western United States and Canada. The sales were completed in September and October for an aggregate cash sales price of approximately $174 million. The sale resulted in a gain of approximately $50 million of which $25.6 million was recognized in September and is included in other income in the Statements of Consolidated Income. As part of a tax deferred like-kind exchange, a portion of the proceeds were placed in escrow. Amounts held in escrow at September 30, 1997, are included in cash and cash equivalents in the Consolidated Balance Sheets.

    In October 1997, the Company completed an $80 million acquisition of Louisiana offshore properties from Chevron. The properties, which are in areas where the Company already has interests, have existing net production of about 22 million cubic feet of gas and 1,800 barrels of oil per day.

J. In August 1997, the Company completed a $22 million acquisition of a 67-mile pipeline in Louisiana from the Department of Energy. The pipeline, formerly used for crude oil transportation, has been converted to natural gas transmission capable of handling in excess of 500,000 MMBtu per day of offshore production. The pipeline began transporting natural gas in October.



                                                                        Three Months Ended September 30, 1997

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           13,976              814                                                 14,790
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 149,881            9,492                  33                            159,406
    Inter-segment purchases                           1,674              597              17,684           (19,955)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               151,555           10,089              17,717           (19,955)         159,406
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                165,531           10,903              17,717           (19,955)         174,196
  Deduct:
    Net increase (decrease) in gas in storage                          3,024                                                  3,024
    Extracted natural gas liquids
      (equivalent gas volumes)                        3,461                                                                   3,461
    System use and unaccounted for                      491             (664)                                                  (173)
                                                  ---------        ----------          ---------         ---------        ---------
        Total                                       161,579            8,543              17,717           (19,955)         167,884
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                          1,941                                                  1,941
  Commercial                                                             162                                                    162
  Industrial and Utility                                               3,545                                (1,675)           1,870
  Production                                         13,976                                                    (27)          13,949
  Marketing                                         147,603            2,895              17,717           (18,253)         149,962
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       161,579            8,543              17,717           (19,955)         167,884
                                                  =========        =========           =========         ==========       =========

Natural Gas Transported (MMcf)                       21,172           20,444                               (10,665)          30,951
                                                  =========        =========           =========         ==========       =========

Oil Produced and Sold (thousands of bls)                361                                                                     361
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             75,483                                                                  75,483
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     12.690
  Commercial Gas Sales                                                12.370
  Industrial and Utility Gas Sales                                     2.384
  Produced Natural Gas                                2.105
  Marketed Natural Gas                                2.335            1.629               2.831
  Oil (per barrel)                                   16.222
  Natural Gas Liquids (per gallon)                    0.333





                                                                        Three Months Ended September 30, 1996

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           13,696              661                                                 14,357
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 107,223           15,898              25,408                            148,529
    Inter-segment purchases                             (93)           1,187                                (1,094)
                                                  ----------       ---------           ---------         ----------       ---------
      Total purchases                               107,130           17,085              25,408            (1,094)         148,529
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                120,826           17,746              25,408            (1,094)         162,886
  Deduct:
    Net increase (decrease) in gas in storage                          3,597                                                  3,597
    Extracted natural gas liquids
      (equivalent gas volumes)                        2,436                                                                   2,436
    System use and unaccounted for                      561              861                                                  1,422
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       117,829           13,288              25,408            (1,094)         155,431
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                          2,087                                                  2,087
  Commercial                                                           1,012                                                  1,012
  Industrial and Utility                                               9,255                                 1,512           10,767
  Production                                         13,696                                                    (24)          13,672
  Marketing                                         104,133              934              25,408            (2,582)         127,893
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       117,829           13,288              25,408             1,094          155,431
                                                  =========        =========           =========         =========        =========
Natural Gas Transported (MMcf)                       31,260           15,855                                (3,528)          43,587
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)                420                                                                     420
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                             76,785                                                                  76,785
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     10.852
  Commercial Gas Sales                                                 5.985
  Industrial and Utility Gas Sales                                     2.694
  Produced Natural Gas                                1.636
  Marketed Natural Gas                                1.736            3.394               2.462
  Oil (per barrel)                                   14.705
  Natural Gas Liquids (per gallon)                    0.326





                                                                        Nine Months Ended September 30, 1997

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           40,288            1,783                                                 42,071
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 360,040           34,185              24,292                            418,517
    Inter-segment purchases                           2,114            4,160              51,150           (57,424)
                                                  ---------        ---------           ---------         ----------       ---------
      Total purchases                               362,154           38,345              75,442           (57,424)         418,517
                                                  ---------        ---------           ---------         ----------       ---------
        Total produced and purchased                402,442           40,128              75,442           (57,424)         460,588
  Deduct:
    Net increase (decrease) in gas in storage                           (715)                                                  (715)
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,310                                                                   8,310
    System use and unaccounted for                    1,563             (287)                                                 1,276
                                                  ---------        ----------          ---------         ---------        ---------
        Total                                       392,569           41,130              75,442           (57,424)         451,717
                                                  =========        =========           =========         ==========       =========

Gas Sales (MMcf):
  Residential                                                         19,248                                                 19,248
  Commercial                                                           2,279                                                  2,279
  Industrial and Utility                                              13,326                                (5,878)           7,448
  Production                                         40,288                                                   (326)          39,962
  Marketing                                         352,281            6,277              75,442           (51,220)         382,780
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       392,569           41,130              75,442           (57,424)         451,717
                                                  =========        =========           =========         ==========       =========

Natural Gas Transported (MMcf)                       82,907           62,059                               (32,878)         112,088
                                                  =========        =========           =========         ==========       =========

Oil Produced and Sold (thousands of bls)              1,193                                                                   1,193
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            218,352                                                                 218,352
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     10.659
  Commercial Gas Sales                                                10.366
  Industrial and Utility Gas Sales                                     2.663
  Produced Natural Gas                                2.156
  Marketed Natural Gas                                2.254            2.485               3.000
  Oil (per barrel)                                   17.248
  Natural Gas Liquids (per gallon)                    0.352



                                                                        Nine Months Ended September 30, 1996

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           43,785            1,876                                                 45,661
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 367,108           52,609              25,408                            445,125
    Inter-segment purchases                           2,754            8,144                               (10,898)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               369,862           60,753              25,408           (10,898)         445,125
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                413,647           62,629              25,408           (10,898)         490,786
  Deduct:
    Net increase (decrease) in gas in storage                          1,106                                                  1,106
    Extracted natural gas liquids
      (equivalent gas volumes)                        6,532                                                                   6,532
    System use and unaccounted for                    1,556            3,048                                                  4,604
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       405,559           58,475              25,408           (10,898)         478,544
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         21,388                                                 21,388
  Commercial                                                           9,326                                                  9,326
  Industrial and Utility                                              21,143                                   (47)          21,096
  Production                                         43,785                                                   (423)          43,362
  Marketing                                         361,774            6,618              25,408           (10,428)         383,372
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       405,559           58,475              25,408           (10,898)         478,544
                                                  =========        =========           =========         ==========       =========

Natural Gas Transported (MMcf)                       91,858           45,529                               (19,402)         117,985
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,312                                                                   1,312
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            202,185                                                                 202,185
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                      8.628
  Commercial Gas Sales                                                 6.158
  Industrial and Utility Gas Sales                                     2.958
  Produced Natural Gas                                1.850
  Marketed Natural Gas                                2.247            3.445               2.462
  Oil (per barrel)                                   15.663
  Natural Gas Liquids (per gallon)                    0.329




                                                                       Twelve Months Ended September 30, 1997

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           53,798            2,425                                                 56,223
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 451,041           47,703              23,073                            521,817
    Inter-segment purchases                           6,283           11,810              82,876          (100,969)
                                                  ---------        ---------           ---------         ----------       ---------
      Total purchases                               457,324           59,513             105,949          (100,969)         521,817
                                                  ---------        ---------           ---------         ----------       ---------
        Total produced and purchased                511,122           61,938             105,949          (100,969)         578,040
  Deduct:
    Net increase (decrease) in gas in storage                           (165)                                                  (165)
    Extracted natural gas liquids
      (equivalent gas volumes)                       10,169                                                                  10,169
    System use and unaccounted for                    1,883            1,637                                                  3,520
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       499,070           60,466             105,949          (100,969)         564,516
                                                  =========        =========           =========         ==========       =========

Gas Sales (MMcf)
  Residential                                                         28,409                                                 28,409
  Commercial                                                           3,458                                                  3,458
  Industrial and Utility                                              18,830                               (11,265)           7,565
  Production                                         53,798                                                (34,055)          19,743
  Marketing                                         445,272            9,769             105,949           (55,649)         505,341
                                                  ---------        ---------           ---------         ----------       ---------
        Total                                       499,070           60,466             105,949          (100,969)         564,516
                                                  =========        =========           =========         ==========       =========

Natural Gas Transported (MMcf)                      111,412           86,875                               (50,100)         148,187
                                                  =========        =========           =========         ==========       =========

Oil Produced and Sold (thousands of bls)              1,608                                                                   1,608
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            296,746                                                                 296,746
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                     10.288
  Commercial Gas Sales                                                10.005
  Industrial and Utility Gas Sales                                     2.856
  Produced Natural Gas                                2.142
  Marketed Natural Gas                                2.247            2.454               3.072
  Oil (per barrel)                                   15.887
  Natural Gas Liquids (per gallon)                    0.374




                                                                       Twelve Months Ended September 30, 1996

                                                 Supply and                                           Intersegment
                                                  Logistics         Utilities         Services        Eliminations      Consolidated
                                                 -----------------------------------------------------------------------------------
Gas Produced, Purchased and Sold (MMcf):
  Produced                                           59,841            2,787                                                 62,628
                                                  ---------        ---------           ---------         ---------        ---------
  Purchased:
    Other producers                                 483,172           69,608              25,408                            578,188
    Inter-segment purchases                           7,952           12,513                               (20,465)
                                                  ---------        ---------           ---------         ---------        ---------
      Total purchases                               491,124           82,121              25,408           (20,465)         578,188
                                                  ---------        ---------           ---------         ---------        ---------
        Total produced and purchased                550,965           84,908              25,408           (20,465)         640,816
  Deduct:
    Net increase (decrease) in gas in storage                           (628)                                                  (628)
    Extracted natural gas liquids
      (equivalent gas volumes)                        8,622                                                                   8,622
    System use and unaccounted for                    2,113            5,749                                                  7,862
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       540,230           79,787              25,408           (20,465)         624,960
                                                  =========        =========           =========         =========        =========

Gas Sales (MMcf):
  Residential                                                         31,494                                                 31,494
  Commercial                                                          11,064                                                 11,064
  Industrial and Utility                                              26,637                                (4,309)          22,328
  Production                                         59,841                                                   (552)          59,289
  Marketing                                         480,389           10,592              25,408           (15,604)         500,785
                                                  ---------        ---------           ---------         ---------        ---------
        Total                                       540,230           79,787              25,408           (20,465)         624,960
                                                  =========        =========           =========         =========        =========

Natural Gas Transported (MMcf)                      118,570           56,477                               (21,523)         153,524
                                                  =========        =========           =========         =========        =========

Oil Produced and Sold (thousands of bls)              1,751                                                                   1,751
                                                  =========                                                               =========

Natural Gas Liquids Sold
  (thousands of gallons)                            266,804                                                                 266,804
                                                  =========                                                               =========

Average Selling Price:
  Residential Gas Sales (per Mcf)                                      8.506
  Commercial Gas Sales                                                 6.418
  Industrial and Utility Gas Sales                                     2.871
  Produced Natural Gas                                1.847
  Marketed Natural Gas                                2.136            2.885               2.462
  Oil (per barrel)                                   15.774
  Natural Gas Liquids (per gallon)                    0.318



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                         Information by Business Segment
                                   (Thousands)



                           Three Months Ended          Nine Months Ended        Twelve Months Ended
                              September 30,              September 30,             September 30,
                         -----------------------------------------------------------------------------
                            1997         1996         1997         1996        1997           1996
                         -----------------------------------------------------------------------------
                                                         (Thousands)

OPERATING REVENUES:
   Supply and logistics.  $ 441,355   $ 268,212    $1,034,927  $1,032,523    $1,321,065   $1,348,623
   Utilities ...........     54,552      66,639       332,073     362,740       476,774      502,247
   Services.............     72,867      63,074       255,565      66,302       361,598       66,745
   Sales between segments   (60,672)    (40,914)     (161,128)    (72,509)     (225,257)     (94,786)
                          ---------   ---------    ----------  ----------    ----------   ----------

             Total......  $ 508,102   $ 357,011    $1,461,437  $1,389,056    $1,934,180   $1,822,829
                          =========   =========    ==========  ==========    ==========   ==========

OPERATING INCOME (LOSS) (A):

   Supply and logistics.  $  22,768   $  11,418    $  46,016   $   34,124    $   63,902   $  (15,865)
   Utilities............    (10,893)     (2,297)      19,553       60,211        48,662       65,195
   Services.............     (1,924)     (5,261)      (8,198)     (12,089)       (8,651)     (12,934)
                          ---------   ---------    ---------   ----------    ----------   ----------
             Total......  $   9,951   $   3,860    $  57,371   $   82,246    $  103,913   $   36,396
                          =========   =========    =========   ==========    ==========   ==========

CAPITAL EXPENDITURES (B):

   Supply and logistics.  $  50,801   $  28,631    $  83,732   $   58,091    $   98,258   $   76,798
   Utilities............     16,921       9,062       35,224       22,284        49,771       39,714
   Services.............     80,993         800       81,931          800        81,967          831
                          ---------   ---------    ---------   ----------    ----------   ----------
             Total......  $ 148,715   $  38,493    $ 200,887   $   81,175    $  229,996   $  117,343
                          =========   =========    =========   ==========    ==========   ==========


(a)   Includes impairment of assets and nonrecurring items.

(b) Includes acquisitions.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1997
VS. THREE  MONTHS ENDED SEPTEMBER 30, 1996

     Equitable's consolidated net income for the quarter ended September 30, 1997 was $17.0 million, or $.47 per share, compared with net loss of $3.7 million, or $.10 per share, for the quarter ended September 30, 1996. The 1997 results include a pre-tax gain of $25.6 million from completion of a portion of the sale of the Company's western region oil and gas production properties and a non-recurring pre-tax charge of $10.7 million related to evaluation and reduction of corporate office and non-core business functions. The increase in income, excluding the items detailed above, is due to a 29 percent increase in the average selling price for produced natural gas and lower exploration expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997
VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Consolidated net income for the nine months ended September 30, 1997 was $35.5 million or $.99 per share, compared with $36.0 million or $1.02 per share for the nine months ended September 30, 1996. In addition to the gain on sale of property and the non-recurring charge described above, the 1997 results include a pre-tax charge of $13.0 million for an asset write-down related to the Company's investment in a bedded salt, natural gas storage project in Avoca, New York. The increase in income, excluding the items discussed above, is due to a 17 percent increase in average selling prices for produced natural gas, higher margins from sale of natural gas liquids and lower exploration expenses which were substantially offset by a 3.5 Bcf decrease in natural gas production and lower margins from gas sales for the utility segment.

TWELVE MONTHS ENDED SEPTEMBER 30, 1997
VS. TWELVE MONTHS ENDED SEPTEMBER 30, 1996

     Consolidated net income for the twelve months ended September 30, 1997 was $58.9 million or $1.65 per share, compared with $9.2 million or $.26 per share for the twelve months ended September 30, 1996. In addition to the impairment of assets and nonrecurring items described above, the 1997 period includes a one-time pre-tax gain of $7.4 million from the curtailment of the Company's defined benefit pension plan for certain non-utility employees. Earnings for the twelve months ended September 30, 1996 include a one-time pre-tax charge of $121.1 million, due to the recognition of impairment of assets pursuant to the methodology of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Earnings for the 1996 period also include a non-recurring pre-tax gain of $45.0 million related to the Columbia Gas Transmission (Columbia) bankruptcy settlement. The increase in net income, excluding the effect of the items detailed above, is due to a 16 percent increase in average selling prices for produced natural gas, higher margins from sale of natural gas liquids and lower exploration expenses. These increases were partially offset by a 6.0 Bcf decrease in natural gas production and lower margins from gas sales for the utility segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SUPPLY AND LOGISTICS

     Supply and logistics operations are comprised of the sale of produced natural gas, oil and natural gas liquids, contract drilling, marketing of natural gas and electricity, and storage and intrastate transportation of natural gas in Louisiana.


                                           THREE MONTHS ENDED      NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,

SUPPLY AND LOGISTICS                        1997        1996       1997        1996        1997       1996
OPERATING REVENUES (THOUSANDS):
  Marketed Natural Gas....              $ 344,635    $180,753   $ 793,922   $ 812,743  $1,000,399  $1,026,259
  Produced Natural Gas....                 29,414      22,401      86,857      81,020     115,237     110,531
  Produced Natural Gas Liquids             25,110      25,029      76,932      66,544     111,016      84,916
  Produced Oil............                  5,856       6,176      20,577      20,550      25,547      27,620
  Contract Drilling.......                  7,949       6,079      16,686      14,250      21,626      18,599
  Marketed Electricity....                 15,858      10,180      19,111      12,701      21,577      15,222
  Natural Gas Transportation                1,856       2,955       4,706       6,156      6,220        7,775
  Natural Gas Storage.....                    731         365       2,346         515      2,930          515
  Direct Billing Settlements                7,815       7,815       7,815       7,815      7,815       21,586
  Other...................                  2,131       6,459       5,975      10,229      8,698       35,600
                                        ---------    --------   ---------   ---------  ----------   ---------
    Total Revenues........                441,355     268,212   1,034,927   1,032,523  1,321,065    1,348,623

COST OF ENERGY  PURCHASED                 372,070     209,284     854,735     865,298  1,082,376    1,089,603
                                        ---------    --------   ---------   ---------  ----------   ---------
    Net Operating Revenues                 69,285      58,928     180,192     167,225    238,689      259,020
                                        ---------    --------   ---------   ---------  ---------    ---------

OPERATING EXPENSES:
  Production..............                  7,897       7,791      25,567      23,729     36,361       31,635
  Exploration.............                    816       7,420       6,605      12,058     10,261       15,779
  Gas Processing..........                  2,789       2,483       8,538       7,686     11,336       11,196
  Contract Drilling.......                  6,499       4,660      14,021      11,217     18,685       14,745
  Other...................                 13,985      11,182      38,536      35,757     44,474       49,996
  Depreciation, Depletion
     and Amortization.....                 13,331      13,974      39,709      42,654     52,470       56,457
  Impairment of Assets and
     Nonrecurring items ..                  1,200                   1,200                  1,200       95,077
                                        ---------    --------   ---------   ---------  ---------   ----------
      Total Operating Expenses             46,517      47,510     134,176     133,101    174,787      274,885
                                        ---------    --------   ---------  ----------  ---------   ----------
OPERATING INCOME (LOSS)...              $  22,768    $ 11,418   $  46,016   $  34,124  $  63,902   $  (15,865)
                                        =========    ========   =========   =========  =========   ==========

SALES QUANTITIES:
  Marketed Natural Gas (MMcf)             147,603     104,133     352,281     361,774    445,272      480,389
  Produced Natural Gas (MMcf)              13,976      13,696      40,288      43,785     53,798       59,841
  Oil (MBls)..............                    361        420        1,193       1,312      1,608        1,751
  Natural Gas Liquids.....
    (thousands of gallons)                 75,483     76,785      218,352     202,185    296,746      266,804
  Transportation Deliveries (MMcf)(a)      21,172      31,260      82,907      91,858    111,412      118,570


(a)For 1997, deliveries of gas under exchange arrangements are no longer included as transportation throughput. Prior period amounts have not been restated.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1997
VS. THREE  MONTHS ENDED SEPTEMBER 30, 1996

     Operating revenues were $441.4 million for the quarter ended September 30, 1997 compared with $268.2 million for the quarter ended September 30, 1996. The increase in operating revenues is due to a 91 percent increase in revenues from marketed gas sales a 29 percent increase in the average selling price for produced natural gas, and higher revenues from marketed electricity.

     Cost of energy purchased includes natural gas and electricity purchased for marketing activities and natural gas purchased for the production of natural gas liquids. The cost of energy purchased amounted to $372.1 million for the quarter ended September 30, 1997 compared with $209.3 million for the quarter ended September 30, 1996. The increase for the quarter reflects increased marketed natural gas sales activity.

     Other operating expenses were $45.3 million for the quarter ended September 30, 1997, excluding the nonrecurring charge of $1.2 million, compared to $47.5 million for the quarter ended September 30, 1996. Lower dry hole costs were partially offset by increased contract drilling costs reflecting higher contract drilling activity.

NINE MONTHS ENDED SEPTEMBER 30, 1997
VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Operating revenues of $1,034.9 million for the nine months ended September 30, 1997 were substantially the same as the $1,032.5 million for the nine months ended September 30, 1996. A 17 percent increase in the average selling price of produced natural gas, a 16 percent increase in revenues from the sale of natural gas liquids and increased revenues from marketed electricity were substantially offset by lower revenues from marketed gas sales and an 8 percent decrease in natural gas production.

     Cost of energy purchased for the nine months ended September 30, 1997 amounted to $854.7 million compared to $865.3 million for the nine months ended September 30, 1996. The decrease reflects lower marketed natural gas sales activity.

     Other operating expenses of $134.2 million for the nine months ended September 30, 1997 were substantially unchanged from the $133.1 million for the nine months ended September 30, 1996. Lower dry hole costs and lower depletion expense were more than offset by increases in expenses for contract drilling, for well operations and for the storage operations which began full operations in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TWELVE MONTHS ENDED SEPTEMBER 30, 1997
VS. TWELVE MONTHS ENDED SEPTEMBER 30, 1996

     Operating revenues for the twelve months ended September 30, 1997 were $1,321.1 million compared with $1,348.6 million for the twelve months ended September 30, 1996. The 1996 revenues include $40.2 million of nonrecurring amounts from the Columbia bankruptcy settlement. The increase in revenues of $12.7 million, excluding the Columbia settlement, is due to an increase in both the average selling price and production of natural gas liquids of 18 percent and 11 percent, respectively, and a 16 percent increase in the average selling price for produced natural gas. These increases were partially offset by lower marketed gas sales and a 10 percent reduction in natural gas production.

     Cost of energy purchased for the twelve months ended September 30, 1997 amounted to $1,082.4 million compared to $1,089.6 million for the twelve months ended September 30, 1996. The decrease in purchased energy for the twelve month period is due to decreased marketed natural gas requirements, partially offset by requirements for increased production of natural gas liquids.

      Other operating expenses for the twelve months ended September 30, 1997 were $174.8 million compared with $274.9 million for the twelve months ended September 30, 1996. Other operating expenses for 1996 include a charge of $95.1 million for impairment of assets as described in the Overview section above. The decrease in operating expenses for the current period, excluding the charge for impairment of assets in the 1996 period, is due primarily to lower exploration costs and decreased depreciation and depletion expense, reflecting lower production and lower depletion rates, which were partially offset by increased well operating costs and higher expenses from contract drilling activities.

UTILITIES

      Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

      The results for all 1997 periods discussed below include a charge of $9.3 million related to evaluation and reduction of corporate office and non-core business functions. The nine-month and twelve-month periods ended September 30, 1997 also include a charge of $13.0 million for an asset write-down on the Company's investment in a 25 percent general partnership interest in the Avoca, New York bedded salt natural gas storage project. ET Avoca Company, a special purpose subsidiary of the Company, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The project encountered technical difficulties related to the proper disposal of the brine water resulting from the leaching process of the salt formation. Although alternative methods of disposing of the brine water have been studied, none has proved to be economically viable resulting in project termination.


MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
OPERATIONS (CONTINUED)


                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,

UTILITIES                         1997       1996        1997       1996       1997        1996
OPERATING REVENUES (THOUSANDS):
  Residential Gas Sales....    $  24,632  $  22,648   $ 205,161 $ 184,529   $292,268   $ 267,875
  Commercial Gas Sales.....        2,004      6,057      23,624    57,433     34,599      71,006
  Industrial and Utility
    Gas Sales .............        8,452     24,929      35,492    62,538     53,787      76,471
  Marketed Gas Sales.......        4,715      3,170      15,598    22,801     23,969      30,556
  Transportation Service...        8,815      5,986      38,106    22,783     53,490      34,550
  Storage Service..........        2,171      1,842       5,957     5,436      7,826       7,230
  Other....................        3,763      2,007       8,135     7,220     10,835      14,559
                               ---------  ---------   --------- ---------   --------   ---------
    Total Revenues.........       54,552     66,639     332,073   362,740    476,774     502,247
COST OF ENERGY PURCHASED...       17,255     31,103     159,259   173,755    231,827     232,539
                               ---------  ---------   --------- ---------   --------   ---------
    Net Operating Revenues.       37,297     35,536     172,814   188,985    244,947     269,708
                               ---------  ---------   --------- ---------   --------   ---------
OPERATING EXPENSES:
  Other....................       31,953     31,036     110,571   108,999    154,132     152,503
  Depreciation, Depletion
    and Amortization.......        6,912      6,797      20,365    19,775     27,198      26,446
  Impairment of Assets and
    Nonrecurring Items.....        9,325                 22,325               14,955      25,564
                               ---------  ---------   --------- ---------   --------   ---------
      Total Operating Expenses    48,190     37,833     153,261   128,774    196,285     204,513
                               ---------  ---------   --------- --------- ----------   ---------

OPERATING INCOME (LOSS)....    $ (10,893) $  (2,297)  $  19,553 $  60,211   $ 48,662   $  65,195
                               ========== ==========  ========= =========   ========   =========

SALES QUANTITIES (MMCF):
  Residential Gas Sales....        1,941      2,087      19,248    21,388     28,409      31,494
  Commercial Gas Sales.....          162      1,012       2,279     9,326      3,458      11,064
  Industrial and Utility
    Gas Sales..............        3,545      9,255      13,326    21,143     18,830      26,637
  Marketed Gas Sales.......        2,895        934       6,277     6,618      9,769      10,592
  Transportation Deliveries       20,444     15,855      62,059    45,529     86,875      68,450
  Heating Degree Days......           23        109       3,665     3,855      5,788       6,073


THREE MONTHS ENDED SEPTEMBER 30, 1997
VS. THREE  MONTHS ENDED SEPTEMBER 30, 1996

     Revenues were $54.6 million for the quarter ended September 30, 1997 compared with $66.6 million for the quarter ended September 30, 1996. The decrease in revenues is due primarily to the effect of commercial and industrial gas sales customers switching to transportation service partially offset by higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers.

     Cost of energy purchased amounted to $17.3 million for the quarter ended September 30, 1997 compared with $31.1 million for the quarter ended September 30, 1996. The decrease is a result of reduced gas sales partially offset by the pass-through of higher regulatory purchased gas costs to retail customers.

     Other operating expenses for the quarter ended September 30, 1997 of $38.9 million, excluding the charge of $9.3 million described in the overview section above, were substantially the same as the $37.7 million for the quarter ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1997
VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Operating revenues for the nine months ended September 30, 1997 were $332.1 million compared with $362.7 million for the nine months ended September 30, 1996. The decrease in revenues of $30.6 million is due primarily to the effect of commercial and industrial customers switching from gas sales to transportation service, and a 10 percent decrease in residential sales volumes reflecting customer conservation and weather that was 5 percent warmer than the prior year. These decreases were partially offset by higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers.

      Cost of energy purchased for the nine months ended September 30, 1997 was $159.3 million compared with $173.4 million for the nine months ended September 30, 1996. The decrease is due to lower purchased quantities of gas as a result of reduced gas sales, partially offset by the pass-through of higher regulatory purchased gas costs to retail customers.

     Other operating expenses for the nine months ended September 30, 1997, excluding the charges described in the overview section above, were $130.9 million compared with $128.8 million for the nine months ended September 30, 1996. The increase in operating expenses is primarily due to increased customer assistance expenses and higher reserves for doubtful accounts, both reflecting the impact of higher rates for retail customers.

TWELVE MONTHS ENDED SEPTEMBER 30, 1997
VS. TWELVE MONTHS ENDED SEPTEMBER 30, 1996

     Operating revenues for the twelve months ended September 30, 1997 were $476.8 million compared with $502.2 million for the twelve months ended September 30, 1996. Operating revenues for the 1996 period include $4.8 million related to the Columbia bankruptcy settlement. The decrease in revenues, excluding the effect of the settlement, is due to the effect of commercial and industrial customers switching to transportation service, lower sales to utility customers, and lower residential gas sales reflecting warmer weather and customer conservation. These decreases were partially offset by higher residential and commercial rates reflecting pass-through of higher regulatory purchased gas costs to customers.

      Cost of energy purchased of $231.8 million for the twelve months ended September 30, 1997 was substantially unchanged from the $232.5 million for the twelve months ended September 30, 1996. The lower requirements reflecting lower gas sales were substantially offset by the pass-through of higher regulatory purchased gas costs to retail customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Other operating expenses for the twelve months ended September 30, 1997, excluding the impairment of assets and nonrecurring items described in the overview section above, were $181.3 million compared with $178.9 million, excluding the impairment of assets, for the twelve months ended September 30, 1996. The increase in operating expenses is primarily due to increased customer assistance expenses and higher reserves for doubtful accounts, both reflecting the impact of higher rates for retail customers.

SERVICES

      Services operations are comprised of marketing of natural gas, cogeneration development, water efficiency and program development, performance contracting, and central facility plant operations. This operation was formed in mid-1996 by combining certain of the Company's natural gas marketing activities with the newly acquired operations of Independent Energy Corporation (IEC), Conogen, Inc. and Pequod Associates, Inc. The Company also acquired Scallop Thermal Management, Inc. in January, 1997 and Northeast Energy Services, Inc. (NORESCO) in July, 1997. The variances in the following comparison of operating results reflects the recent development of this segment.


                                THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,           SEPTEMBER 30,

SERVICES                          1997       1996        1997       1996         1997       1996
OPERATING REVENUES (THOUSANDS):
  Marketed Natural Gas.....    $  50,155  $  62,544   $ 226,358   $  62,544   $325,423   $  62,544
  Energy Service Contracting      22,500        506      28,456       1,604     35,276       1,604
  Other ...................          212         24         751       2,154        899       2,597
                               ---------  ---------   ---------   ---------   --------   ---------
       Total Revenues......       72,867     63,074     255,565      66,302    361,598      66,745
COST OF ENERGY PURCHASED...       49,383     61,869     220,880      64,145    316,720      64,659
                               ---------  ---------   ---------   ---------   --------   ---------
       Net Operating Revenues     23,484      1,205      34,685       2,157     44,878       2,086
                               ---------  ---------   ---------   ---------   --------   ---------
OPERATING EXPENSES:
  Energy Service Contract
    Costs .................       16,409        418      20,347       1,019     22,578       1,019
  Other....................        7,645      6,014      20,713      13,193     28,804      13,527
  Depreciation, Depletion
    and Amortization.......        1,154         34       1,623          34      1,947          34
  Impairment of Assets and
    Nonrecurring items.....          200          -         200           -        200         440
                               ---------  ---------   ---------   ---------   --------   ---------
       Total Operating
       Expenses............       25,408      6,466      42,883      14,246     53,529      15,020
                               ---------   --------   ---------   ---------  ---------   ---------
OPERATING INCOME (LOSS)....    $  (1,924) $  (5,261)  $  (8,198)  $ (12,089)$  (8,651)     (12,934)
                               =========  ==========  =========   ========= =========    =========

SALES QUANTITIES:
  Marketed Natural Gas (MMcf)     17,717     25,408      75,442      25,408   105,949       25,408


      Operating results for the quarter ended September 30, 1997 were a loss of $1.9 million compared with a loss of $5.3 million for the quarter ended September 30, 1996. Operating results for the nine months ended September 30, 1997 were a loss of $8.2 million compared with a loss of $12.1 million for the nine months ended September 30, 1996. Operating results for the twelve months ended September 30, 1997 were a loss of $8.7 million compared with a loss of $12.9 million for the twelve months ended September 30, 1996. The losses for the 1996 periods reflect start-up and development costs. The operating losses in 1997 are primarily due to construction project start-ups being delayed in addition to the inability to initiate new product sales into a slow-to-develop unregulated marketplace.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     Cash required for operations is affected primarily by the seasonal nature of the Company's natural gas distribution operations, the timing of pass-through of changes in gas costs to retail customers in regulated rates and volatility of oil and gas commodity prices. Gas purchased for storage during the nonheating season is financed with short-term loans, which are repaid as gas is withdrawn from storage and sold during the heating season. The Company's performance contracting business also requires substantial initial working capital investment which is recovered in revenues as future energy savings are realized or when the contract is assigned. In addition, short-term loans are used to provide other working capital requirements during the nonheating season and as interim financing for a portion of capital expenditures. The Company expects to finance its 1997 capital expenditures, excluding acquisitions, with cash generated from operations and temporarily with short-term loans.

      In September 1997, Equitable Gas Company, the local distribution operations of the Company, received approval from the Pennsylvania Public Utility Commission for an annual increase in base rates of $15.8 million effective October 15, 1997.

      The Company uses exchange-traded natural gas, crude oil and propane futures contracts and options and over-the-counter natural gas and crude oil swap agreements and options to hedge exposures to energy price changes.

INVESTING ACTIVITIES

      The Company's business requires major ongoing expenditures for replacements, improvements, and additions to its utility plant and continuing development and expansion of its resource production activities. Capital expenditures, excluding acquisitions that are more fully described below, were $102.0 million for the nine months ended September 30, 1997.

      In July 1997, the Company completed its acquisition of Northeast Energy Services, Inc. (NORESCO) as more fully described in Note H to the Consolidated Financial Statements.

      In August 1997, the Company completed a $22 million acquisition of a 67-mile pipeline in Louisiana from the Department of Energy. The pipeline, formerly used for crude oil transportation, has been converted to natural gas transmission capable of handling in excess of 500,000 MMBtu per day. The pipeline began transporting natural gas in October.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      In July 1997, the Company entered into agreements with five parties for the sale of the Company's oil and natural gas properties in the Western United States and Canada. The properties include proved reserves of 191 billion cubic feet of natural gas equivalent and over 700,000 undeveloped acres as of December 31, 1996. The sales were completed in September and October for an aggregate cash sales price of $174 million. The sale resulted in a gain of approximately $50.0 million of which $25.6 million was recognized in September. As part of a tax deferred like-kind exchange, a portion of the proceeds were placed in escrow and are included in cash and cash equivalents in the Consolidated Balance Sheets.

      In October 1997, the Company completed the acquisition of certain Gulf of Mexico properties from Chevron for approximately $80 million. The acquired properties have existing net production of about 22 million cubic feet of gas and 1,800 barrels of oil per day and are situated in areas where the Company already has interests.

      In October 1997, the Company completed the sale of its contract drilling assets to a private investor group. Proceeds from the sale were $7.0 million.

      The Company has begun a 200 million cubic feet per day expansion at its Plaquemine Louisiana processing plant which is part of the LIG system. The expansion will provide for the additional production of up to 850,000 gallons of natural gas liquids per day beginning in late 1998. The cost of the expansion will be approximately $23.0 million. The Company has entered into an amendment to its long-term agreement with AMOCO Production Company for increased processing of their natural gas produced in Louisiana.

      The Company is presently upgrading many of its financial systems as part of an enterprise-wide initiative to integrate systems and enhance operational efficiencies. These systems are year 2000 compliant. The impact of the year 2000 on other systems is being evaluated. Presently, the estimated costs to convert other systems is not expected to be material.

FINANCING ACTIVITIES

      The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. At September 30, 1997, $264.9 million of commercial paper and $42.7 million of bank loans were outstanding at an average annual interest rate of 5.74 percent. The Company maintains a committed, revolving $500 million credit agreement with a group of banks which expires September 1, 2001. The agreement requires a facility fee of one-tenth of one percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

          (a)  Exhibits:

               None

          (b) Reports on Form 8-K during the quarter ended September 30, 1997:

               Form 8-K dated July 17, 1997, announcing the completion of purchase of Northeast Energy Services Company.

               Form 8-K dated July 21, 1997, announcing the early retirement of Company President and Chief Executive Officer, Frederick H. Abrew, effective July 17, 1997 and appointment of Donald I Moritz as interim Chief Executive Officer.

               Form 8-K dated July 29, 1997, announcing that the Company had entered into sales agreements with five purchasers covering its oil and natural gas properties in the western United States and Canada.

               Form 8-K dated August 1, 1997, announcing resignation of A.
               Mark Abramovic, Senior Vice President and Chief Financial Officer effective August 29, 1997.

               Form 8-K dated August 1, 1997, announcing that ET Avoca Company, a special purpose subsidiary of the Company, filed a petition for relief under Chapter 11 of the United States Bankruptcy Code related to its partnership interest in the Avoca natural gas storage project which has been discontinued.

                                   Signature





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EQUITABLE RESOURCES, INC.
                                                   (Registrant)



                                           /s/ Jeffrey C. Swoveland
                                     -----------------------------------------
                                               Jeffrey C. Swoveland
                                      Vice President - Finance and Treasurer
                                        and Interim Chief Financial Officer



Date:  November 14, 1997