Form 10-K
period 1997-12-31
EQUITABLE RESOURCES INC /PA/
filed 1998-03-23
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Preferred Stock Purchase Rights                     New York Stock Exchange
                                                    Philadelphia Stock Exchange

                    Securities registered pursuant to Section
                               12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1998: $1,167,676,996 The number of shares outstanding of the issuer's classes of common stock as of February 28, 1998:
37,069,111

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12, and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 22, 1998, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

Index to Exhibits - Page 67

                        TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1         Business                                                       1
Item 2         Properties                                                     7
Item 3         Legal Proceedings                                              8
Item 4         Submission of Matters to a Vote of Security Holders            8
Item 10        Directors and Executive Officers of the Registrant             9

PART II
Item 5         Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        10
Item 6         Selected Financial Data                                       11
Item 7         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12
Item 8         Financial Statements and Supplementary Data                   28
Item 9         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     62

PART III
Item 10        Directors and Executive Officers of the Registrant            63
Item 11        Executive Compensation                                        63
Item 12        Security Ownership of Certain Beneficial Owners
                  and Management                                             63
Item 13        Certain Relationships and Related Transactions                63

PART IV
Item 14        Exhibits and Reports on Form 8-K                              64
                Index to Financial Statements
                  Covered by Report of Independent Auditors                  65
               Index to Exhibits                                             67
               Signatures                                                    70

                                     PART I


ITEM 1.   BUSINESS

         Equitable Resources, Inc. (Equitable, ERI or the Company) is a fully-integrated energy exploration, production, transmission, distribution and marketing company. Through its subsidiaries and a division, it offers energy (natural gas, natural gas liquids, crude oil and electricity) products and services to wholesale and retail customers from its three primary business segments: ERI Supply & Logistics, ERI Utilities and ERI Services. ERI and its subsidiary companies had 1,978 employees at the end of 1997.

         The company was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. In 1984 the corporate name was changed to Equitable Resources, Inc. to reflect more appropriately the Company's transition from a regulated utility to an integrated energy company.

ERI SUPPLY & LOGISTICS

         Supply & Logistics explores for, produces and delivers natural gas and oil, with operations in the Appalachian Basin and Gulf of Mexico regions of the United States. It is also engaged in the intrastate transportation and storage of natural gas, production of natural gas liquids and the bulk trading of natural gas and electricity.

EXPLORATION AND PRODUCTION

         Equitable Resources Energy Company (EREC) is the exploration and production unit of the Supply & Logistics segment. EREC has been a low-cost operator in the Appalachian Basin for more than 100 years. The operating area in eastern Kentucky and western Virginia contains approximately 89 percent of Equitable's natural gas and oil reserves. The Company has been able to develop gas reserves at costs which make it very competitive in marketing its gas to pipeline and commercial buyers. As a result, even in periods of surplus gas supply, the Company has been able to sell all of its gas production at a profit. EREC also extracts and markets natural gas liquids in Kentucky. EREC sold its West Virginia-based contract drilling operations in October 1997.

         Exploration and production activities are also conducted in the Gulf Coast region of the U.S. This is a very competitive market requiring substantial on-going investment in Federal leases, in which drilling and production activity by producers has increased in recent years. EREC has recently begun to operate some of the offshore drilling projects in which it has a majority working interest. Approximately 11 percent of the Company's year-end natural gas and oil reserves are located in the Gulf region. EREC also owns interests in two natural gas liquids plants in Texas but is negotiating a possible sale of those interests.

         EREC sold its oil and gas properties in six western states and the Canadian Rockies in the second half of 1997. The Company used a part of the proceeds from the property sales to finance the acquisition from Chevron USA of two producing gas and oil fields off Louisiana's Gulf Coast. The daily gas and oil production from the Gulf acquisition more than offset the production displaced by the western property sale. In 1997 the Company increased its Appalachian reserve life from 35 years to 50 years to more closely reflect actual production experience. This revision increased 1997 proved developed natural gas and oil reserves by 78.6 billion cubic feet equivalent. At year-end 1997 proved developed natural gas reserves were 769 billion cubic feet compared to 732 billion cubic feet at year-end 1996. Oil reserves declined during 1997 from 18.8 million barrels of proved developed reserves to 8.9 million barrels of proved developed reserves. The decrease in oil reserves is the result of the sale of the properties in the western states and Canada.

ENERGY MARKETING, STORAGE AND TRANSMISSION

         In Louisiana, Louisiana Intrastate Gas Company, L.L.C. (LIG) provides intrastate transportation of gas regulated by the Federal Energy Regulatory Commission (FERC) and extracts and markets natural gas liquids. It has the most extensive intrastate gas system in the state, with 1,900 miles of pipeline serving most major producing and consuming areas of Louisiana. Liquid extraction plant capacity utilization for the system is currently about 90 percent. Because of recent increases in both onshore and offshore exploration and production activity in Southern Louisiana, LIG has had increased opportunities to process and transport natural gas. LIG markets primarily to industrial and municipal markets and to local distribution companies. In 1997 LIG added to its transportation services with the acquisition of the Department of Energy (DOE) pipeline in southern Louisiana. This high-capacity pipeline was converted from an oil pipeline and began gas transmission operations in October 1997. The pipeline has take-away capacity of 500,000 MMBtu/day for newly developed offshore gas from an area along the central Gulf Coast to pipelines and industrial end-users in other parts of Louisiana. LIG is also expanding its liquids processing capacity at its Plaquemine, Louisiana, plant to accommodate additional processing volumes anticipated under a new agreement with Amoco Production Company. The expansion is expected to be completed and operational by the last quarter of 1998.

         Equitable Storage Company, L.L.C. provides natural gas storage services at its Jefferson Island Underground Gas Storage and Interchange Facility. Jefferson Island is strategically located in both a major production and market area, as well as providing a direct interconnection to a number of interstate pipelines transporting gas through the Henry Hub. Work has begun on a second storage cavern at Jefferson Island that will double the storage capacity to 7 Bcf of natural gas. This project is expected to be completed and in operation by the fall of 1999.

         The Supply & Logistics segment's operations also include nationwide natural gas marketing, supply, peak shaving and transportation arrangements and electricity marketing. Energy is purchased from independent brokers, marketers and producers throughout the United States and Canada. Most marketed natural gas is sold to local distribution companies, marketers and industrial end-users. The natural gas marketing business is extremely competitive. The unbundling of gas sales on local distribution systems is expected to provide increased marketing opportunities. Currently, electricity marketing activities of this segment are significantly less than its gas marketing activities.

         The Supply & Logistics segment generated approximately 48% of ERI's net operating revenue and 61% of ERI's net operating income in 1997, excluding intercompany transactions.

ERI UTILITIES

NATURAL GAS DISTRIBUTION

         The Utilities segment's distribution operations are conducted by Equitable Gas Company, a division of the Company. The service territory for Equitable Gas is southwestern Pennsylvania, a few municipalities in northern West Virginia and field line sales in eastern Kentucky. The distribution company provides gas services to more than 266,000 customers, comprised of approximately 248,000 residential customers and approximately 18,000 commercial and industrial customers and is regulated by the state utility commissions in the three states it serves. In October 1997, the Pennsylvania Public Utility Commission (PUC) authorized a rate increase to Equitable Gas of $15.8 million annually, most of which will be applied to customers' monthly fixed charges for transportation services. Equitable Gas Company's new rate structure approved by the PUC is expected to reduce from 64% to 54% its percentage of revenues affected by weather conditions. The PUC concurrently authorized Equitable Gas to reduce its gas supply rates by $37.4 million annually to reflect lower gas cost. In December 1997 the PUC granted the Company's request to offer "unbundled" service to all of its customers in the state, allowing them to choose their natural gas supplier. Revenues derived from transportation charges on gas sold by other suppliers will enable Equitable Gas to avoid economic loss resulting from the switching of residential customers to other suppliers. This results from the fact that the margin on natural gas commodity approximates the margin received on transportation making Equitable Gas neutral to transportation or sales. Equitable Gas will continue to provide other utility services to all of its customers.

         Equitable Gas Company purchases natural gas through short-term, medium-term and long-term contracts. Most gas is purchased from Southwest suppliers and transported by Texas Eastern Transmission Corporation and Tennessee Gas Pipeline Company. A smaller percentage of natural gas has been purchased from production properties in Kentucky owned by EREC.

         Equitable Gas Company's rates, terms of service, contracts with affiliates and issuances of securities are regulated primarily by the PUC along with the Kentucky Public Service Commission and the West Virginia Public Service Commission.

         Historically, approximately 65 percent of natural gas distribution revenue has been recorded during the winter heating season from November through March. Significant quantities of purchased gas are placed in underground storage inventory during the off-peak season to accommodate high customer demands during the winter heating season.

NATURAL GAS GATHERING, INTERSTATE TRANSMISSION AND STORAGE

         Kentucky West Virginia Gas Company, L.L.C. is a FERC-regulated, interstate pipeline company that gathers natural gas production in eastern Kentucky. It has more than 2,200 miles of gathering and transmission lines that serve Equitable Gas, EREC and nonaffiliated companies. Most of the gas transported on Kentucky West is delivered to Columbia Gas Transmission, a major interstate pipeline. Nora Transmission Company is also a FERC-regulated, transmission system, transporting EREC's gas production in western Virginia for redelivery to key Southeast markets.

         Another FERC-regulated interstate pipeline, Equitrans, L.P. provides transportation, storage and transmission service for Equitable Gas, ERI Services, and nonaffiliates in western Pennsylvania and northern West Virginia. Although a substantial portion of Equitrans' throughput has been gas purchased by Equitable Gas, no revenue loss is expected as a result of residential customers of Equitable Gas switching to other suppliers, since gas transported to Equitable Gas by such suppliers will continue to flow through the Equitrans' system. Equitrans has more than 500 miles of transmission lines and interconnections with five major interstate pipelines. The FERC-regulated company also has 15 gas storage reservoirs with approximately 500 MMcf per day of peak delivery capacity. This storage service is fully subscribed. Equitrans is currently involved in a rate case before the FERC, which is expected to continue through 1998.

         The Utilities segment generated approximately 48% of ERI's net operating revenues and 47% of ERI's net operating income in 1997.

ERI SERVICES

         ERI Services provides energy and energy related products and services to commercial, government, institutional and industrial end-users designed to reduce the customer's operating costs and improve their productivity. The segment was created through internal development and a series of acquisitions of private energy performance and facility management contractors beginning in 1995. In September 1996 ERI Services began marketing a complete menu of energy management services to energy customers. In July 1997 ERI significantly added to its energy performance and facilities management capabilities with the acquisition of Northeast Energy Services, Inc. (NORESCO), a major energy services company. ERI Services now operates through several specialized operating groups: Performance Contracting, Government Services, Facilities Management and Energy Services Marketing. ERI Services operates in a highly competitive environment, with a significant number of companies, including affiliates of existing energy companies, entering this market in recent years.

PERFORMANCE CONTRACTING

         Performance Contracting provides comprehensive performance-based energy savings solutions that offer a wide array of integrated energy management services. Performance-based energy savings solutions include the development, design, construction, financing, operation and maintenance of various facilities. Since 1979, NORESCO, a major component of this group, has completed several hundred energy savings projects for commercial, industrial, institutional, and governmental customers. With offices in eleven states, NORESCO is involved in energy savings and facilities management projects throughout the U.S.

GOVERNMENT SERVICES

         The Government Services group specializes in energy savings performance contracting with the Federal, state and municipal governments. Beginning in 1996, the DOE initiated a series of regional energy service performance contracts. These contracts act as a partnership between a Federal agency and an energy service company whereby the contractor incurs the cost of implementing new energy savings projects in exchange for a share of the energy savings resulting from the measures taken during the term of the contract. During the twelve month period through January 1998, the Government Services group has been awarded the right to negotiate for $575 million of regional energy service performance contracts.

FACILITIES MANAGEMENT

         Facilities Management is a group that develops and operates private power, cogeneration and central plant facilities in the U.S. and selected international markets. The projects serve a variety of consumers including hospitals, universities, commercial and industrial customers and utilities. ERI Services' Facilities Management provides for its customers all aspects of project development including technical feasibility, equipment selection, fuel procurement, environmental permitting and contract negotiation.

ENERGY SERVICES MARKETING

         Energy Services Marketing, which includes the former Merchant Services division of ERI Services, Inc., provides gas operations, commodity procurement and delivery, risk management and customer services to energy consumers including large industrial, utility, commercial, institutional and residential end-users. In 1998 a new division, Equitable Energy, began marketing natural gas and other services to residential consumers on the Equitable Gas system in western Pennsylvania. Equitable Energy has contracted to purchase its natural gas supply from the natural gas marketing operations of the Supply & Logistics segment.

         ERI Services generated approximately 4% of ERI's net operating revenues in 1997 and experienced an operating loss which lowered the Company's overall net operating profit by approximately 8%.

        Operating revenues as a percentage of total operating revenues for each of the three business segments during the years 1995 through 1997 are as follows:

                                        1997          1996          1995
                                      ---------     ---------      --------

Supply & Logistics:
  Marketed natural gas                      53 %          52 %          53 %
  Produced natural gas                       4             4             6
  Natural gas liquids                        5             5             5
  Oil                                        1             1             2
  Contract drilling                          1             1             1
  Other                                      2             2             4
                                      ---------     ---------      --------
     Total Supply & Logistics               66            65            71
                                      ---------     ---------      --------

Utilities:
  Residential gas sales                     13            15            19
  Commercial gas sales                       2             4             3
  Industrial and utility gas sales           1             4             1
  Transportation service                     3             2             4
  Other                                      -             1             2
                                      ---------     ---------      --------
     Total Utilities                        19            26            29
                                      ---------     ---------      --------

Services:
  Marketed natural gas                      13             9             -
  Energy service contracting                 2             -             -
                                      ---------     ---------      --------
     Total Services                         15             9             -
                                      ---------     ---------      --------

Total Revenues                             100 %         100 %         100 %
                                      =========     =========      ========

        The results of operations for the Company's three business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes Q and T to the consolidated financial statements in Part II regarding financial information by business segment.

ITEM 2.   PROPERTIES

        Principal facilities are owned by the Company's business segments with the exception of various office locations and warehouse buildings. All leases contain renewal options for various periods. A minor portion of equipment is also leased. With few exceptions, transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

        UTILITIES. Equitable Gas owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky. Equitrans owns and operates production, underground storage and transmission facilities as well as other general property and equipment in Pennsylvania and West Virginia. Kentucky West owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky. Three Rivers Pipeline Corporation owns transmission properties in southwestern Pennsylvania.

        SUPPLY & LOGISTICS. This business segment owns or controls substantially all of the Company's acreage of proved developed and undeveloped gas and oil production properties, which are located in the Appalachian and Gulf Coast offshore areas. Supply & Logistics' properties also include hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline which extends into West Virginia and an interest in two hydrocarbon extraction plants in Texas. This segment also owns an intrastate pipeline system and four hydrocarbon extraction plants in Louisiana, a high-deliverability gas storage facility in Louisiana and a 15-mile interchange system that interconnects the storage facility to LIG. Information relating to Company estimates of natural gas and oil reserves and future net cash flows is highlighted below and summarized in Note T to the consolidated financial statements in Part II.

Gas and Oil Production:

                                                 1997       1996       1995
                                               --------    ------     ------

Natural Gas - MMcf produced                     56,693     57,295     64,984
            - Average sales price per Mcf        $2.24      $1.91      $1.61

Crude Oil   - Thousands of barrels produced      1,511      1,727      1,932
            - Average sales price per barrel    $17.22     $14.78     $16.44

Average production cost (lifting cost) of natural gas and oil during 1997, 1996 and 1995 was $.499, $.469 and $.413 per Mcf equivalent, respectively.

                                                    Gas                   Oil

Total productive wells at December 31, 1997:
  Total gross productive wells                      4,445                 397
  Total net productive wells                        3,972                 352
Total acreage at December 31, 1997:
  Total gross productive acres                                  567,000
  Total net productive acres                                    502,000
  Total gross undeveloped acres                               1,656,000
  Total net undeveloped acres                                 1,319,000

        Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:

                                         1997          1996         1995
                                       --------      --------     ------

        Exploratory wells:
          Productive                     2.9           3.3           1.6
          Dry                            1.5           5.8           2.8
        Development wells:
          Productive                    88.7          73.1          39.1
          Dry                              -           1.6           2.6

        No report has been filed with any Federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

        ERI SERVICES.    This  business  segment  leases  office  facilities  in
approximately  twenty  locations across the United States.

ITEM 3.  LEGAL PROCEEDINGS

        Two subsidiary companies of the Company, ET Blue Grass Company and EQT Capital Corporation, are among a group of defendants in a lawsuit filed by Raytheon Engineers & Constructors, Inc. (Raytheon) in June 1997 in connection with a storage project in Avoca, New York, whose operating partnership and partners have filed for bankruptcy. Raytheon's total claim for compensatory damages against all defendants is less than $20 million. The Company believes that its subsidiary companies have adequate legal defenses to all of Raytheon's claims.

        There are no other material pending legal proceedings, other than those which are adequately covered by insurance, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.


ITEM 10.  EXECUTIVE OFFICERS

---------------------------------------------------------------------------------------------------------
    Name and Age                Title                                Business Experience
---------------------------------------------------------------------------------------------------------
Donald I. Moritz       Interim President and Chief   Present  position since July 17, 1997;  Chairman and
(70)                   Executive Officer             Chief  Executive  Officer  from  December 17, 1993,
                                                     until retirement on December 31, 1994; President and
                                                     Chief Executive Officer  from 1978.
---------------------------------------------------------------------------------------------------------
R. Gerald Bennett      Senior Vice President         First  elected to present  position  June 1,  1996;
(56)                                                 President  and  Chief  Executive   Officer  -  Fuel
                                                     Resources, Inc. from February 1991.
---------------------------------------------------------------------------------------------------------
John C. Gongas, Jr.    Senior Vice President         First elected  to present  position  May 23,  1996;
(53)                                                 Vice  President-Corporate  Operations from  May 26,
                                                     1995;  Vice  President - Utility Group from January
                                                     1, 1994;  Vice  President -   Utility Services from
                                                     June 1, 1992.
---------------------------------------------------------------------------------------------------------
Audrey C. Moeller      Vice President and Corporate  First elected to present position May 22, 1986.
(62)                   Secretary
---------------------------------------------------------------------------------------------------------
Johanna G. O'Loughlin  Vice President and General    First  elected to  present  position  December  19,
(51)                   Counsel                       1996;  Deputy  General  Counsel  from  April  1996;
                                                     Senior Vice President and General Counsel of Fisher
                                                     Scientific Company  from June 1986.
---------------------------------------------------------------------------------------------------------
Gregory R. Spencer     Senior Vice President and     First  elected to present  position  May 23,  1996.
(49)                   Chief Administrative Officer  Vice  President-Human  Resources and Administration
                                                     from  May  26,   1995;   Vice   President  -  Human
                                                     Resources from October 10, 1994;  Vice President of
                                                     Human    Resources    Administration    of    AMSCO
                                                     International,   Inc.,  Pittsburgh,  PA,  from  May
                                                     1993;  General  Manager-Human   Resources  of  U.S.
                                                     Steel  Group of USX  Corporation,  Pittsburgh,  PA,
                                                     from October 1991.
---------------------------------------------------------------------------------------------------------
Richard D. Spencer     Vice President - Planning     First  elected to present  position  May 23,  1997;
(44)                   and Chief Information         Vice President and Chief  Information  Officer from
                       Officer                       April 1, 1996;  Manager -  Technology Programs   of
                                                     General Electric Corporation from February 1991.
---------------------------------------------------------------------------------------------------------
Jeffrey C. Swoveland   Vice President - Finance      First  elected to present  position  May 23,  1996.
(42)                   and Treasurer/Interim         Interim Chief  Financial  Officer since October 16,
                       Chief Financial Officer       1997;  Treasurer from December 15,  1995;  Director
                                                     of  Alternative  Finance from  September 27,  1994;
                                                     Vice  President  -  Global  Corporate   Banking  of
                                                     Mellon  Bank,  Pittsburgh,   PA,  from  June  1993;
                                                     Assistant   Vice   President  -  Global   Corporate
                                                     Banking of Mellon Bank, Pittsburgh,  PA, from June,
                                                     1989.
---------------------------------------------------------------------------------------------------------
 Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified.  Except as indicated,  the officers listed above were elected on May 23, 1997.
---------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal and the dividends declared and paid per share are summarized as follows:

                           1997                            1996
                ----------------------------    -----------------------------
                 High       Low    Dividend      High      Low       Dividend
                ----------------------------    -----------------------------
1st Quarter     32 3/4    27 3/4    $.295       31 1/2    27 3/4      $.295
2nd Quarter     31        28 1/16    .295*      30 5/8    27 3/4       .295*
3rd Quarter     31 3/4    27 3/8     .295       29 7/8    25 1/4       .295
4th Quarter     35 1/2    29 5/8     .295       31 1/8    27 1/2       .295

* Actually declared near the end of the preceding quarter.

        As of December 31, 1997, there were 7,026 shareholders of record of the Company's common stock.

        The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $423 million of the Company's consolidated retained earnings at December 31, 1997, was available for declarations or payments of dividends on, or purchases of, its common stock.

        The Company anticipates dividends will continue to be paid on a regular quarterly basis.

        On July 16, 1997, the Company issued 2,091,407 shares of common stock to the shareholders of Northeast Energy Services, Inc. (NORESCO). These shares were transferred to those shareholders (along with cash) in exchange for all of the outstanding stock of NORESCO. The shares were deemed exempt from registration under Section 4(2) of the Securities Act of 1933, because they were issued to only four shareholders, all of whom were accredited investors, as defined by Rule 501 of the Securities Act of 1933, and who acknowledged in writing the restrictions on resale under the Securities Act of 1933 and that they were not acquiring the shares with any plan of distribution. The shares were subsequently registered for resale on Form S-3.


ITEM 6.   SELECTED FINANCIAL DATA

                                   1997              1996               1995              1994           1993
                             ---------------------------------------------------------------------------------------
                                                        (Thousands except per share amounts)

Operating revenues           $    2,151,015     $    1,861,799    $     1,425,990   $    1,397,280   $     1,094,794
                             ==============     ==============    ===============   ==============   ===============
Net income (a)               $       78,057     $       59,379    $         1,548   $       60,729   $        73,455
                             ==============     ==============    ===============   ==============   ===============

Earnings per share of
common stock:

    Basic                             $2.17              $1.69               $.04            $1.76             $2.27
                                      =====              =====               ====            =====             =====

    Assuming dilution                 $2.16              $1.69               $.04            $1.75             $2.25
                                      =====              =====               ====            =====             =====

Total assets                 $    2,411,010     $    2,096,299    $     1,963,313   $    2,019,122   $     1,946,907
Long-term debt               $      417,564     $      422,112    $       415,527   $      398,282   $       378,845

Cash dividends
    paid per share of
    common stock                      $1.18              $1.18              $1.18            $1.15             $1.10

(a) Includes nonrecurring items, as described in Management's Discussion and Analysis of Financial Condition and Result of Operations and in Notes C, D and F to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        ERI's consolidated net income for 1997 was $78.1 million, or $2.17 per share, compared with $59.4 million, or $1.69 per share, for 1996 and $1.5 million, or $.04 per share, for 1995. Earnings for 1997 include the following nonrecurring items, all of which are described in Notes C and F to the consolidated financial statements: aftertax gain of $31.3 million, $0.87 per share, on the sale of ERI's oil and natural gas producing properties in the western United States and Canada and its contract drilling operations; aftertax charge of $8.5 million, $0.24 per share, from the impairment of a proposed bedded salt natural gas storage project; and $6.7 million aftertax charge, $0.19 per share, related to the evaluation and reduction of corporate office and noncore business functions. The 1996 net income includes an aftertax gain of $4.4 million, or $.13 per share, from the curtailment of ERI's defined benefit pension plan for certain nonutility employees. Earnings for 1995 include an aftertax charge of $74.2 million, or $2.12 per share, due to the recognition of impairment of assets. The results for 1995 also include a nonrecurring aftertax gain of $29.1 million, or $.83 per share, related to the Columbia Gas Transmission (Columbia) bankruptcy settlement and an aftertax gain of $6.6 million, or $.19 per share, resulting from regulatory approval for accelerated recovery of future gas costs as described in Note D to the consolidated financial statements.

        Excluding these items, ERI's 1997 net income of $61.9 million, or $1.73 per share, was 13% higher than 1996 net income of $55.0 million which, in turn, was 38% higher than 1995 net income of $40.0 million. The 1997 operating results benefited from higher natural gas prices, lower exploration expense, higher natural gas marketing volumes, higher, newly-approved residential rates in the Company's regulated utility operations and lower start-up costs in the Services segment. These benefits were partially offset by lower natural gas production volumes and lower commercial and industrial sales in the utility operations.

        In 1996 operating results benefited from higher sales prices for produced natural gas and natural gas liquids compared to 1995, and from lower depletion rates, increased commercial and industrial sales by the utility operations and lower interest costs. These items were partially offset by decreased natural gas production, lower federal income tax credits related to the production of nonconventional fuels and costs incurred for the start-up and development of Services operations.

        Business  segment   operating  results  are  presented  in  the  segment
discussions and financial tables on the following pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY & LOGISTICS

        Supply & Logistics' operations are comprised of the production and sale of natural gas, natural gas liquids and crude oil, marketing of natural gas and electricity and storage and intrastate transportation of natural gas in Louisiana.

        Supply & Logistics operates its exploration and production activities through Equitable Resources Energy Company (EREC). In 1997 EREC made a strategic shift to concentrate its exploration and development activities in its core Appalachian and growing offshore Gulf Coast holdings. In July 1997 EREC announced that it had entered into sales agreements for $170 million with five purchasers covering its oil and natural gas properties in the western United States and Canada, which are no longer a part of ERI's primary geographic focus. In October 1997 EREC sold its Union Drilling division, a contract drilling company. These asset sales in 1997 resulted in pretax gains of $52.2 million, and more importantly, allow management of the segment to refocus its exploration and production resources on areas with potential for higher return on invested capital.

        During 1997 daily net natural gas and crude oil production in the Gulf of Mexico quadrupled to 63 million cubic feet per day, partly as a result of the acquisition in October 1997 of West Cameron Block 180 and 198 fields, two producing oil and gas fields offshore Louisiana's Gulf Coast, for $77.6 million. EREC operates both fields which include portions of six leases. EREC is producing about 23 million cubic feet of gas and about 2,650 barrels of oil per day from these fields and has begun an analysis of additional prospective drilling sites based on the latest 3D seismic survey over the leases.

        In addition, EREC's Gulf Coast Region had two new discoveries at West Cameron Block 540 and South Marsh Island 39. Two wells have been drilled at each site.

        EREC also participated in other development activity during the year. Successes include a Vermilion 215 well, in which EREC has a 51% working interest, currently producing 13.5 million cubic feet of gas and 540 barrels per day and a High Island Blocks A269/A270 well, 75% interest owned by EREC, currently flowing 10.7 million cubic feet of gas per day. Also during 1997, EREC won eleven of eighteen bids on new blocks awarded at the federal lease sale, adding 33,000 net acres, including 100% working interests in Vermilion 137, Vermilion 177 and South Marsh Island 5, and 50% interests in Vermilion 114, Vermilion 153, Vermilion 173, South Marsh Island 25, South Marsh Island 151 - 153, and Eugene Island 180. These blocks, together with those acquired in 1996, form the basis for exploration activities planned for 1998.

        In the Appalachian Region during 1997, 138 wells were drilled. This drilling was concentrated within the core areas of southwest Virginia and southeast Kentucky. This activity resulted in an additional 5 million cubic feet per day of gas sales and proved reserve additions of 44 Bcf. Additional capital was invested in the Banner compressor station, which became operational in mid-1997. This compressor station injects gas to be sold into El Paso's East Tennessee system. The station has a capacity of 5 million cubic feet per day and can be expanded to provide capacity of up to 15 million cubic feet per day. In 1998 the region will continue to focus on development of its sizable prospect inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY & LOGISTICS (CONTINUED)

        Exploration spending decreased in 1997, as exploration in the western properties was suspended and focus shifted from those properties to exploration, development and the evaluation of acquisition opportunities in the core Gulf Coast and Appalachian Regions. In addition, the 97% drilling success rate on the 170 gross wells drilled has reduced the dry hole cost as compared to prior years.

        In other Supply & Logistics' operations, 1997 benefited from higher natural gas and electricity marketing volumes and marked the initiation of two important expansion projects, along with an acquisition in the Company's midstream operations.

        At Louisiana Intrastate Gas (LIG), the Company's intrastate pipeline subsidiary, a $23 million, 200 million cubic feet per day, expansion of the Plaquemine gas processing plant began. The project, scheduled for completion in the fourth quarter of 1998, will increase the processing capacity at Plaquemine to approximately 435 million cubic feet per day to accommodate volumes committed under a new contract.

        Work also began on a second salt-dome storage cavern at the Company's Jefferson Island storage facility. The $13.5 million project, scheduled for completion in August 1999, is designed to double storage capacity at the facility and provide increased operational flexibility for our customers. Since a major portion of the infrastructure was funded with the construction of the first cavern, costs are substantially lower for this second cavern and thus returns should improve markedly.

        The year 1998 will mark the first full year of operation of the former Department of Energy (DOE) pipeline, which was acquired by LIG for $22 million in 1997 and was placed in natural gas service in the fourth quarter. The 67-mile pipeline provides over 500 million cubic feet per day of additional capacity in southern Louisiana and, in combination with LIG and Equitable Storage facilities, is expected to enhance ERI's Gulf Coast capabilities in the purchase, transport and aggregation of offshore gas and related services.

        A 1998 capital expenditure budget of $110.8 million for Supply & Logistics has been approved. It includes $81.8 million for exploration and production activities with $56.3 million for exploration and development drilling in the Gulf of Mexico and $25.5 million for development of Appalachian holdings including $6.4 million for improvements to gathering system pipelines. The evaluation of new prospects, market forecasts and price trends for natural gas and oil will continue to be the principal factors for the economic justification of drilling investments. The 1998 program also includes $22.1 million for a portion of the cost of the Plaquemine plant expansion, and $6.8 million for the first phase of the Jefferson Island storage expansion project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31,                         1997         1996         1995
--------------------------------------------------------------------------------
Operating revenues (millions):
     Marketed natural gas                      $ 1,236      $ 1,019      $  761
     Produced natural gas                          122          109         105
     Natural gas liquids                           101          101          74
     Marketed electricity                           37           15           -
     Crude oil                                      26           26          32
     Natural gas transportation                      9            8           9
     Direct billing settlements                      8            8          33
     Other                                          34           33          46
                                              ---------    ---------    --------
          Total revenues                         1,573        1,319       1,060
Cost of energy  purchased                        1,328        1,093         801
                                              ---------    ---------    --------
          Net operating revenues                   245          226         259
Operating expenses:
     Production                                     32           32          32
     Exploration                                     9           16          13
     Gas processing                                 11           10          11
     Other                                          65           66          63
     Depreciation, depletion and
       amortization                                 58           55          78
     Impairment of assets and other
       nonrecurring items                            1           (5)         95
                                              ---------    ---------    --------
          Total operating expenses                 176          174         292
                                              ---------    ---------    --------
Operating income (loss)                        $    69      $    52      $  (33)
                                              =========    =========    ========

Sales quantities:
      Marketed natural gas (Bcf)                 500.6        446.7       466.3
      Produced natural gas (Bcf)                  54.6         57.3        65.0
      Natural gas liquids (million gallons)      285.8        280.6       261.0
      Crude oil (MMBls)                            1.5          1.7         1.9
      Transportation deliveries (Bcf)            113.1        120.4       122.4

Average selling prices:
      Marketed natural gas (per Mcf)           $  2.47      $  2.28      $ 1.63
      Produced natural gas (per Mcf)              2.24         1.91        1.61
      Natural gas liquids (per gallon)            0.35         0.36        0.28
      Crude oil (per barrel)                     17.22        14.78       16.44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUPPLY & LOGISTICS (CONTINUED)

1997 VS. 1996

        Absent the effect of the impairment of assets and other nonrecurring items described above, 1997 operating income for this segment improved nearly 50% compared to 1996. Higher natural gas prices, lower exploration expenses and growth in marketed gas volumes combined to benefit earnings in 1997.

        Realized price for produced natural gas increased 17% over 1996, as increases in the market, along with a more favorable overall net hedged position, combined to increase 1997 operating revenues. The 1997 revenues also increased marginally due to a full year of storage operations and increased utilization of capacity at the Jefferson Island storage facility.

        Cost of energy purchased includes natural gas and electricity purchased for marketing activities and natural gas used in the production of natural gas liquids. In 1997 natural gas liquids margins benefited from a positive spread early in the year between high liquids sales prices and low cost of gas. Marketed gas and electricity margins, as a percent of sales, were substantially unchanged with year-end mark-to-market gains providing slight improvement over 1996. See "Market Risk Management and Financial Trading Activity" for a more detailed discussion of trading and hedging activities.

        Operating expenses were slightly lower for the year as the decrease in exploration expense resulting from less exploratory drilling and a higher success rate in Gulf exploration, was partially offset by higher depreciation and depletion expense related to increased Gulf of Mexico production and expenses of a full-year operation at Jefferson Island storage facility.

1996 VS. 1995

        The increase in revenues for 1996 compared to 1995 is due to an increase in average selling prices for marketed and produced natural gas of 40% and 19%, respectively, an increase in average selling price and production of natural gas liquids of 27% and 8%, respectively, and initial revenues from the marketing of electricity. These increases were partially offset by a 12% decline in natural gas production, lower marketed natural gas sales and lower average selling prices and production of oil.

        The increase in cost of energy purchased for 1996 is due to higher prices for natural gas and the initial sales of electricity.

        The decrease in operating expenses, excluding the charge in 1995, is due primarily to lower depreciation and depletion expense reflecting lower depletion rates and the decrease in natural gas production.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES

        Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

        The local distribution operations of Equitable Gas Company are subject to rate regulation by state regulatory commissions in Pennsylvania, West Virginia and Kentucky. In Pennsylvania, where approximately 95% of its revenues are derived, Equitable Gas received approval during 1997 from the Pennsylvania Public Utility Commission (PUC) for a $15.8 million annual increase in base rates. The new tariff provides for the unbundling of the local distribution services to enable customers to choose their gas supplier. Gas purchased from other suppliers would continue to be transported and delivered by Equitable Gas at regulated rates. Under the new rate structure, Equitable Gas earns a greater portion of its revenues from the monthly customer charge, making it less sensitive to weather fluctuations and margin neutral between sales and transportation service for those customers who purchase their gas from other suppliers. The new rates went into effect October 15, 1997.

        ERI's interstate pipeline companies are subject to rate regulation by the Federal Energy Regulatory Commission (FERC). Under present rates, a majority of the annual costs are recovered through fixed charges to customers. Equitrans filed a rate case with the FERC requesting an increase in annual revenue of approximately $4 million and the recovery of certain gathering facility costs related to the implementation of Order 636. Effective September 1, 1997, the FERC permitted Equitrans to implement the higher rates subject to refund pending the outcome of the regulatory process.

        The 1998 capital expenditure program of $40.4 million for Utilities includes $17.5 million for the distribution operations and $9.9 million for interstate pipeline operations, including maintenance and improvements to existing lines and facilities, and approximately $5 million for new business development opportunities. The capital spending plan also includes $12.8 million for corporate and utility information systems, in the second phase of a corporate-wide initiative to integrate systems and enhance operational efficiencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31,                        1997         1996          1995
--------------------------------------------------------------------------------
Operating revenues (millions):
     Residential gas sales                     $   294      $   272     $   267
     Commercial gas sales                           32           68          39
     Industrial and utility gas sales               64          112          59
     Transportation service                         58           38          53
     Other                                          20           17          24
                                             ----------   ----------    --------
          Total revenues                           468          507         442
Cost of energy purchased                           218          246         181
                                             ----------   ----------    --------
          Net operating revenues                   250          261         261
Operating expenses:
     Operations and maintenance                    148          147         154
     Depreciation, depletion and
       amortization                                 27           27          26
     Impairment of assets and other
       nonrecurring items                           22           (2)         26
                                             ----------   ----------    --------
          Total operating expenses                 197          172         206
                                             ----------   ----------    --------
Operating income                               $    53       $   89      $   55
                                             ==========   ==========    ========
Sales quantities (Bcf):
     Residential                                  28.5         30.5        29.5
     Commercial                                    3.2         10.5         4.5
     Industrial and utility                       23.6         36.8        28.9
     Transportation deliveries                    81.9         70.3        72.3

Average selling prices (per Mcf):
     Residential                               $ 10.33       $ 8.89      $ 9.05
     Commercial                                  10.08         6.51        8.75
     Industrial and utility                       2.73         3.05        2.04

Heating degree days (normal - 5,968)             5,919        5,988       5,748

1997 VS. 1996

        Operating income in the Utilities segment decreased by $36 million to $53 million in 1997 compared to $89 million in 1996, primarily as a result of impairment of assets and other nonrecurring items. In June 1997 the Utilities segment recorded a pretax charge of $13 million to recognize the impairment of the Company's 25% interest in a proposed bedded salt natural gas storage project in Avoca, New York. The project encountered technical difficulties related to the proper disposal of brine water. In September 1997 the Utilities segment recorded an additional pretax charge of $9.3 million related to the evaluation and reduction of corporate office and noncore business functions. In 1996 the Utilities segment recorded a $2.4 million pretax gain related to the curtailment of certain defined benefit pension plans. Excluding these nonrecurring items, segment operating income decreased 14% to $75 million in 1997, compared to $87 million in 1996 due principally to reduced net revenue as a result of lower throughput.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES (CONTINUED)

        Utilities segment operating revenues for 1997 benefited from the new rate structure approved for residential retail customers. These improvements were more than offset by a 7% decrease in residential volumes, a 70% decrease in commercial sales volumes and a 36% decrease in industrial and utility sales volumes.

        The decrease in residential sales resulted from mild winter weather, followed by below-normal temperatures for the spring and fall. While this weather pattern results in an average number of degree days, volumes lost in the winter heating months are not recovered in a cool spring and fall.

        The 1997 commercial and industrial sales volume losses reflect the continued movement of large commercial and industrial customers between sales and transportation arrangements for their gas delivery, based on regulatory changes and the development of new pricing products. The effect of 1997's significant losses in volumes were mitigated by a 55% increase in the overall average commercial rate, as the larger customers with more competitive rates decreased their gas purchases, and by the 17% increase in the distribution division's transportation deliveries.

        The decrease in the cost of energy purchased reflects decreased sales volumes. Increases and decreases in the cost of energy generally do not affect operating income for this segment, as energy cost is a pass-through to customers for all rate-regulated sales.

        Operating expenses, excluding nonrecurring items, were substantially unchanged from 1996 to 1997.

1996 VS. 1995

        Revenues for 1995 include $4.8 million related to the Columbia bankruptcy settlement described in Note D to the consolidated financial statements. The increase in revenues for 1996 compared to 1995, excluding the effect of the settlement in 1995, is due to a 48% increase in sales to industrial and utility customers, the effect of commercial customers switching from transportation service to gas sales, and increased retail gas sales reflecting 4% colder weather.

        The increase in cost of energy purchased for 1996 compared to 1995 reflects commercial customers switching from transportation service to gas sales and higher industrial and utility gas sales.

        The decrease in operating expenses for 1996 compared to 1995 reflects savings from reengineering efforts that began in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICES

        Services' operations are comprised of two business lines: (1) marketing of natural gas and (2) comprehensive energy services provided to industrial, commercial, institutional and governmental customers. Energy services includes the development, implementation, financing and management of energy and water efficiency programs through the use of performance-based contracting activities, the development and construction of cogeneration and independent power production facilities and central plant facilities management. The Services business segment was formed by combining certain of ERI's natural gas marketing activities with the operations of Northeast Energy Services, Inc. (NORESCO) and two smaller entities, Scallop Thermal Management, Inc. and Lighting Management, Inc., all acquired in 1997, and the operations of Independent Energy Corporation, Conogen, Inc. and Pequod Associates, Inc. which were acquired during 1995 and 1996. The Company purchased the stock of NORESCO in exchange for a combination of 2.1 million shares of ERI stock valued at $67 million and $10 million in cash, including transaction costs. The ERI Services business segment employed approximately 300 professional staff at year-end 1997, making it one of the largest energy services companies in the U.S.

        A capital expenditure budget of $18 million has been approved for Services for 1998. The capital spending plan includes $15 million of energy service expenditures, principally for the development and construction of cogeneration and independent power facilities. The balance is planned to be used for information systems, as part of a corporate-wide initiative to integrate systems and enhance operational efficiencies.


YEARS ENDED DECEMBER 31,                       1997          1996        1995
--------------------------------------------------------------------------------
Operating revenues (millions):
     Marketed natural gas                       $ 292        $ 163         $ -
     Energy service contracting                    52            9           -
     Other                                          1            -           -
                                            ----------    ---------     -------
          Total revenues                          345          172           -
Cost of energy purchased                          285          160           -
Energy service contract costs                      38            5           -
                                            ----------    ---------     -------
          Net operating revenues                   22            7           -
Operating expenses:
     Other                                         30           20           1
     Depreciation, depletion and
       amortization                                 2            -           -
     Impairment of assets and other
       nonrecurring items                           -            -           -
                                            ----------    ---------    -------
          Total operating expenses                 32           20           1
                                            ----------    ---------    -------
Operating loss                                  $ (10)       $ (13)       $ (1)
                                            ==========    =========    =======
Sales quantities:
     Marketed natural gas (Bcf)                  94.3         55.9           -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICES (CONTINUED)

1997 VS. 1996

        The increase in energy service revenue from 1996 to 1997 of $43.0 million represents $28.7 million from post-acquisition activities of NORESCO and the growth of this segment's existing business, which began operations in 1996. The increase in other operating expenses from 1996 to 1997 of $10.0 million includes $4.2 million from post-acquisition activities of NORESCO, with the remaining increase related to the development of ERI Services' market presence and professional resources. As this business segment continues to grow and build on the core infrastructure that was in place at the end of 1997, operating expenses are expected to level off (decline in proportion to total operating revenues) as the Company realizes the future economic benefits associated with greater employee and resource utilization over a broader customer base.

        The acquisitions of NORESCO, Scallop Thermal Management, Inc., Lighting Management, Inc. and Conogen, Inc. were accounted for using the purchase method and resulted in $68.0 million of goodwill, which is being amortized over 20 years. Amortization of goodwill related to energy services contracting is $2.2 million in 1997. Also included in energy service contract costs in 1997 is $5.3 million of amortization related to the valuation, at fair market value, of certain energy contracts owned by NORESCO at the time of acquisition.

1996 VS. 1995

        Operating expenses include operating, start-up and development costs for the new segment in 1996. Operating results reflect the start-up and development status of this segment in 1996.

OTHER INCOME STATEMENT ITEMS

Other Income

YEARS ENDED DECEMBER 31,                       1997          1996         1995
--------------------------------------------------------------------------------
Other income (millions):
     Gain on sale of assets                      $ 52          $ -         $ -
     Other                                          5            3           -
                                            ----------    ---------   ---------
          Total other income                     $ 57          $ 3         $ -
                                            ==========    =========   =========

        The 1997 asset sale is described above in "Results of Operations" and "Supply & Logistics." There were no other significant changes in other income between 1997 and 1995.

Interest Charges

YEARS ENDED DECEMBER 31,                       1997         1996         1995
--------------------------------------------------------------------------------

Interest charges (millions)                    $ 45         $ 42          $ 50
                                           =========    =========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME STATEMENT ITEMS (CONTINUED)

1997 VS. 1996

      Interest charges rose in 1997 as a result of a 55% increase in the average daily total of short-term loans outstanding of $229 million in 1997 compared to $147 million in 1996. The increased 1997 borrowings were used primarily to finance acquisitions and other capital expenditures described in the segment discussions above.

1996 VS. 1995

      Interest charges decreased in 1996, as a result of the refinancing of $150 million of 8.25% and 9.9% debentures with 7.75% debentures due in 2026, and by a 30% decrease in average short-term debt outstanding of $147 million in 1996 compared to $214 million in 1995. The short-term debt balance was reduced in late 1995 with the proceeds from the sale of certain interests in the Company's Appalachian properties described in Note E to the consolidated financial statements.

      Average annual interest rates on short-term debt remained relatively constant, in a range of 5.5% to 6.0%, throughout the three-year period.

Income Taxes

YEARS ENDED DECEMBER 31,                      1997         1996         1995
--------------------------------------------------------------------------------
Income taxes (net - millions):
   Income tax expense (benefit)               $ 47         $ 34         $ (16)
   Tax credits                                  (1)          (3)          (13)
                                            ---------    ---------    ----------
        Net income tax expense (benefit)      $ 46         $ 31         $ (29)
                                            =========    =========    ==========
1997 VS. 1996

      The effective income tax rate increased from 1996 to 1997 as a result of decreased tax credits, nondeductible amortization of goodwill and higher state income tax rates resulting from a change in law.

1996 VS. 1995

      The effective income tax rate increased from 1995 to 1996 as a result of substantially decreased tax credits in 1996 and a change in tax status of certain subsidiaries in 1995 that resulted in lower state income tax liabilities. The 1995 sale of an interest in the Company's Appalachian properties producing nonconventional fuels has significantly reduced the generation of credits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS

      OPERATING ACTIVITIES

      Cash required for operations is impacted primarily by the seasonal nature of ERI's natural gas distribution operations and the volatility of oil and gas commodity prices. Short-term loans used to support working capital requirements during the summer months are repaid as gas is sold during the heating season.

      The  Company's  performance   contracting  business  requires  substantial
initial working capital investments which are recovered in revenues as the related energy savings are realized or when the contract is assigned.

      Cash flows from operating activities totaled $114 million in 1997, compared to $66 million in 1996 and $280 million in 1995.

      Cash flows from operations increased in 1997 primarily as a result of a reduction in working capital requirements for deferred purchased gas cost due to the increased collection of deferred costs in regulated rates, somewhat offset by an increase in accounts receivable.

      Cash flows from operations in 1995 included approximately $130 million of proceeds from the sale of certain interests in the Company's Appalachian producing acreage and $56 million in accelerated direct billing and other claim settlements, as described in Notes D and E to the consolidated financial statements. The 1996 cash flows decrease, excluding the effects of these items, was due to increases in the cost of purchased gas, to be recovered from future billings to rate-regulated customers, and increases in the value of gas stored underground inventories, both as a result of increases in 1996 in the price of natural gas.

      Cash flow has been affected by the Alternative Minimum Tax (AMT) since 1988. ERI incurred an AMT liability in past years primarily as a result of nonconventional fuels tax credits. Although AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they reduce cash generated from operations. In 1997, $8.2 million of AMT credits were utilized to reduce current year tax payments. At December 31, 1997, ERI has available $64.3 million of AMT credit carryforwards. The impact of AMT on future cash flow will depend on the level of taxable income.

      INVESTING ACTIVITIES

      ERI's financial objectives require ongoing capital expenditures for growth projects in the Supply & Logistics and Services units, as well as replacements, improvements and additions to plant assets in the Utilities unit. Such capital expenditures during 1997 were $253 million, including the $10 million cash portion of the July 1997 acquisition of NORESCO described above in "Services," and the $77 million October 1997 acquisition of certain Gulf of Mexico properties and $22 million purchase of the DOE pipeline, both described above in "Supply & Logistics."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

      In September and October 1997, ERI completed the sale of its oil and natural gas properties in the western United States and Canada for aggregate cash proceeds of $170 million. As part of a tax deferred like-kind exchange, a portion of the proceeds were placed in escrow and used to fund the purchase of Gulf properties from Chevron. The $49 million balance in escrow at December 31, 1997, is included in cash and cash equivalents in the consolidated balance sheets. Early in 1998 the escrow account was closed and the balance of escrow funds and other proceeds were used to pay down short-term debt.

      A total of $168.7 million has been authorized for the 1998 capital expenditure program, described in more detail in the segment discussions above. The Company expects to finance its authorized 1998 capital expenditure program with cash generated from operations and with short-term loans.

      FINANCING ACTIVITIES

      In 1997 financing activities generated $12 million of cash, as a result of a net increase of $77 million in short-term loans, partially offset by $29 million used for treasury stock purchases. The common stock was used for a portion of the 2.1 million shares valued at $67 million issued in the purchase of NORESCO, while the short-term loans funded the $10 million cash portion of that purchase and other 1997 capital expenditures.

      In 1996 financing activities generated $25 million of cash, as $150 million of 7.75% debentures were issued, and used to retire $75 million each of 8.25% and 9.9% debentures. In addition, short-term loans increased $70 million and were used to fund a portion of the Company's capital expenditure program.

      Cash generated in all years was partially offset by the payment of the Company's dividends on common shares, which remained substantially unchanged at $42 million.

      In March 1998 ERI's Board of Directors authorized management to develop a plan to sell its natural gas midstream operations located in Louisiana and Texas. These operations include a fully-integrated gas gathering, processing and storage system onshore Louisiana and a natural gas and electric marketing business based in Houston. A transaction resulting in the sale of the midstream assets could take place as early as the third quarter of 1998.

CAPITAL RESOURCES

      ERI has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.7% during 1997. At December 31, 1997, $255 million of commercial paper and $26 million of bank loans were outstanding at an average annual interest rate of 5.4%. ERI maintains a revolving credit agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent and expires September 1, 2001. Adequate credit is expected to continue to be available in the future.

      ERI has filed a registration statement with the Securities and Exchange Commission to issue $125 million of Trust Preferred Capital Securities during 1998 to take advantage of the financial flexibility as well as the favorable tax attributes of the instrument. The proceeds of this offering will be used for general corporate purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

RATE REGULATION

      Accounting for the operations of ERI's Utilities segment is in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As described in Note A to the consolidated financial statements, regulatory assets and liabilities are recorded to reflect future collections or payments through the regulatory process. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

ENVIRONMENTAL MATTERS

      ERI and its subsidiaries are subject to extensive federal, state and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements, and injunctions as to future activities.

      Management does not know of any environmental liabilities that will have a material effect on ERI's financial position or results of operations. The Company has identified situations that require remedial action for which approximately $3 million is accrued at December 31, 1997. Environmental matters are described in Note R to the consolidated financial statements.

MARKET RISK MANAGEMENT AND FINANCIAL TRADING ACTIVITY

      The Company's primary market risk exposure is the volatility of spot-market natural gas and oil prices, which affects the operating results of Supply & Logistics and Services segments. The Company's use of derivatives to reduce the effect of this volatility is described in Note B to the consolidated financial statements. The Company uses simple, nonleveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. The Company's use of these derivative financial instruments is implemented under a set of policies approved by the Board of Directors.

      For commodity price derivatives used to hedge Company production, ERI policies set limits regarding volumes relative to expected production or sales levels. The level of hedges which can be consummated is limited to a percent of production or sales levels the Company believes is highly probable of occurring. Volumes associated with future activities, such as new drilling, recompletions and acquisitions, are not eligible for hedging. Management monitors price and production levels on essentially a continuous basis and will make adjustments to quantities hedged as warranted. In general, ERI's strategy is to become more highly hedged at prices considered to be at the upper end of historical levels.

      The Company's natural gas trading group uses derivatives to hedge physical positions and to engage in financial transactions subject to policies that limit the net positions to specific value at risk limits. In general, the trading group considers profit opportunities in both physical and financial positions, and ERI's policies apply equally thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

      The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of the Company. In prior periods of high general inflation, oil and gas prices generally increased at comparable rates; however, there is no assurance that this will be the case in the current environment or in possible future periods of high inflation. Regulated utility operations would be required to file a general rate case in order to recover higher costs of operations. Margins in the energy marketing business in the Supply & Logistics segment are highly sensitive to competitive pressures and may not reflect the effects of inflation. The results of operations in the Company's three business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.

YEAR 2000 COSTS

      ERI  recognizes  the  need to  ensure  the  continued  safe  and  reliable operation of its regulated utility systems and its nonregulated businesses up to, across and beyond the year 2000. To achieve this, ERI has established a program office to coordinate ongoing efforts to identify systems (and operational processes) that are not Year 2000 compliant and to take corrective actions as appropriate. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. Within ERI, assessment of systems has been substantially completed, systems have been prioritized for remediation or replacement activities and corrective action has been completed and tested on certain systems. In addition, ERI is presently upgrading many of its financial and operating systems as part of an enterprise-wide initiative to integrate systems and enhance operational efficiencies. These systems are Year 2000 compliant. Management believes it has adequate resources, both internal and external, to complete all necessary activities. The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

AUDIT COMMITTEE

      The Audit Committee, composed entirely of outside directors, meets periodically with ERI's independent auditors, its internal auditor and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

     Disclosures in this annual report include forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products and operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of changes in commodity prices for gas and oil, changes in interest rates, the timing and extent of the Company's success in acquiring gas and oil properties and in discovering, developing and producing reserves, delays in obtaining necessary governmental approvals and the impact of competitive factors on profit margins in various markets in which the Company competes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                  PAGE REFERENCE

Report of Independent Auditors                                         29

Statements of Consolidated Income
   for each of the three years in
   the period ended December 31, 1997                                  30

Statements of Consolidated Cash Flows
   for each of the three years in the
   period ended December 31, 1997                                      31

Consolidated Balance Sheets
   December 31, 1997 and 1996                                        32 - 33

Statements of Common Stockholders'
   Equity for each of the three
   years in the period ended
   December 31, 1997                                                   34


Notes to Consolidated Financial
   Statements                                                        35 - 61

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Equitable Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Equitable Resources, Inc., and Subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc., and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note C to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets. "





                                        s/ Ernst & Young LLP
                                   -------------------------------
                                           Ernst & Young LLP

Pittsburgh, Pennsylvania
February 24, 1998


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31,



                                               1997           1996              1995
                                       ---------------------------------------------------
                                               (Thousands except per share amounts)

Operating revenues                         $2,151,015       $1,861,799        $1,425,990
Cost of sales                               1,636,332        1,373,406           911,357
                                       ---------------  ---------------   ---------------
     Net operating revenues                   514,683          488,393           514,633
                                       ---------------  ---------------   ---------------

Operating expenses:
     Operation                                225,022          215,893           198,502
     Maintenance                               27,952           26,544            26,635
     Depreciation, depletion and
          amortization                         87,142           82,381           104,625
     Impairment of assets and
          other nonrecurring items             23,725           (7,370)          121,081
     Taxes other than income                   38,404           42,157            41,838
                                       ---------------  ---------------   ---------------
         Total operating expenses             402,245          359,605           492,681
                                       ---------------  ---------------   ---------------

Operating income                              112,438          128,788            21,952

Other income                                   57,442            2,998               387
Interest charges                               45,678           41,825            50,098
                                       ---------------  ---------------   ---------------

Income (loss) before income taxes             124,202           89,961           (27,759)

Income taxes (benefit)                         46,145           30,582           (29,307)
                                       ---------------  ---------------   ---------------

Net income                                 $   78,057       $   59,379        $    1,548
                                       ===============  ===============   ===============

Average common shares outstanding              36,003           35,188            34,793
                                       ===============  ===============   ===============

Earnings per share of common stock:
     Basic                                     $ 2.17           $ 1.69            $ 0.04
                                       ===============  ===============   ===============
     Assuming dilution                         $ 2.16           $ 1.69            $ 0.04
                                       ===============  ===============   ===============

                          See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

                                                                       1997             1996               1995
                                                               ------------------------------------------------------
                                                                                    (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 78,057           $ 59,379           $  1,548
                                                               ----------------   ----------------   ----------------
   Adjustments  to  reconcile  net  income  to
   net cash  provided  by  operating activities:
       Impairment of assets                                             13,000                  -            121,081
       Depreciation, depletion and amortization                         87,142             82,381            104,625
       Gain on sale of property                                        (52,204)                 -                  -
       Amortization of construction contract
          costs - net                                                    7,925                  -                  -
       Deferred income taxes (benefits)                                 25,268             26,091            (74,348)
       Changes in other assets and liabilities:
          Accounts receivable and unbilled revenues                    (59,015)           (47,909)           (74,275)
          Deferred purchased gas cost                                   16,026            (49,919)            14,730
          Prepaid expenses and other                                   (12,858)           (10,281)            (8,754)
          Accounts payable                                              54,254             49,784             58,791
          Deferred revenue                                             (22,156)           (22,200)           129,874
          Other - net                                                  (21,265)           (21,758)             6,530
                                                               ----------------   ----------------   ----------------
            Total adjustments                                           36,117              6,189            278,254
                                                               ----------------   ----------------   ----------------
               Net cash provided by
               operating activities                                    114,174             65,568            279,802
                                                               ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                         (252,935)          (110,284)          (118,112)
         Proceeds from sale of property                                181,566              4,180             24,610
                                                               ----------------   ----------------   ----------------
               Net cash used in
               investing activities                                    (71,369)          (106,104)           (93,502)
                                                               ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of common stock                                        6,631              2,306              2,756
         Purchase of treasury stock                                    (28,596)               (33)              (240)
         Dividends paid                                                (42,679)           (41,548)           (41,098)
         Proceeds from issuance of long-term debt                            -            144,919             17,836
         Repayments and retirements of long-term debt                        -           (150,440)           (24,500)
         Increase (decrease) in short-term loans                        76,544             69,900           (134,300)
                                                               ----------------   ----------------   ----------------
               Net cash provided (used) by
               financing activities                                     11,900             25,104           (179,546)
                                                               ----------------   ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                    54,705            (15,432)             6,754
Cash and cash equivalents at beginning of year                          14,737             30,169             23,415
                                                               ----------------   ----------------   ----------------
Cash and cash equivalents at end of year                              $ 69,442           $ 14,737           $ 30,169
                                                               ================   ================   ================
CASH PAID DURING THE YEAR FOR:
   Interest (net of amount capitalized)                               $ 43,533           $ 43,025           $ 46,359
                                                               ================   ================   ================
   Income taxes                                                       $ 16,030           $ 10,456           $ 41,272
                                                               ================   ================   ================

                                See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,



                                   ASSETS

                                                                1997                1996
                                                           --------------------------------
                                                                       (Thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                $   69,442          $   14,737
   Accounts receivable (less accumulated provision for
      doubtful accounts:  1997, $9,985; 1996, $10,714)         360,713             296,175
   Unbilled revenues                                            25,935              24,157
   Inventory                                                    37,156              38,009
   Deferred purchased gas cost                                  44,053              60,079
   Derivative commodity instruments, at fair value              82,912                   -
   Prepaid expenses and other                                   64,523              52,604
                                                           ------------        ------------

         Total current assets                                  684,734             485,761
                                                           ------------        ------------

PROPERTY, PLANT AND EQUIPMENT:
   Supply & Logistics (successful efforts method)            1,182,253           1,220,756
   Utilities                                                 1,018,650             988,425
   Services                                                      9,886               1,810
                                                           ------------        ------------

         Total property, plant and equipment                 2,210,789           2,210,991

   Less accumulated depreciation and depletion                 704,294             731,306
                                                           ------------        ------------

              Net property, plant and equipment              1,506,495           1,479,685
                                                           ------------        ------------

OTHER ASSETS:
   Regulatory assets                                            69,919              73,150
   Goodwill                                                     66,823               8,396
   Other                                                        83,039              49,307
                                                           ------------        ------------

       Total other assets                                      219,781             130,853
                                                           ------------        ------------

              Total                                         $2,411,010          $2,096,299
                                                           ============        ============

                                See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1997                 1996
                                                           ---------------------------------
                                                                      (Thousands)
CURRENT LIABILITIES:
   Short-term loans                                         $  286,444            $ 204,900
   Accounts payable                                            288,192              231,969
   Derivative commodity instruments, at
      fair value                                                79,012                    -
   Other current liabilities                                    92,052               83,545
                                                           ------------         ------------

      Total current liabilities                                745,700              520,414
                                                           ------------         ------------

LONG-TERM DEBT                                                 417,564              422,112
                                                           ------------         ------------

DEFERRED AND OTHER CREDITS:
   Deferred income taxes                                       291,196              260,700
   Deferred investment tax credits                              18,792               19,892
   Deferred revenue                                             85,518              107,674
   Other                                                        28,720               23,224
                                                           ------------         ------------

      Total deferred and other credits                         424,226              411,490
                                                           ------------         ------------

Commitments and contingencies                                        -                    -
                                                           ------------         ------------

COMMON STOCKHOLDERS' EQUITY                                    823,520              742,283
                                                           ------------         ------------

          Total                                             $2,411,010           $2,096,299
                                                           ============         ============


                                See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    Common Stock
                                              --------------------------                       Foreign           Common
                                                Shares           No           Retained         Currency       Stockholders'
                                              Outstanding     Par Value       Earnings        Translation        Equity
                                              -----------------------------------------------------------------------------
                                                                            (Thousands)

BALANCE, JANUARY 1, 1995                        34,541       $ 210,030       $ 541,476         $ (1,504)        $ 750,002
   Net income for the year 1995                                                  1,548
   Dividends ($1.18 per share)                                                 (41,098)
   Foreign currency translation                                                                     366
   Adjustment for Independent Energy
        Corporation pooling of interests           233              26             110
   Stock issued:
        Conversion of 9 1/2% debentures            146           1,611
        Restricted stock option plan                43           1,232
        Dividend reinvestment plan                  52           1,524
   Treasury stock                                   (8)           (242)
                                              ---------     -----------    ------------    -------------   ---------------
BALANCE, DECEMBER 31, 1995                      35,007         214,181         502,036           (1,138)          715,079
   Net income for the year 1996                                                 59,379
   Dividends ($1.18 per share)                                                 (41,548)
   Foreign currency translation                                                                     (83)
   Acquisition of subsidiary                       239           7,000
   Stock issued:
        Conversion of 9 1/2% debentures             16             178
        Restricted stock option plan                36             855
        Dividend reinvestment plan                  49           1,456
   Treasury stock                                   (1)            (33)
                                              ---------     -----------    ------------    -------------   ---------------
BALANCE, DECEMBER 31, 1996                      35,346         223,637         519,867           (1,221)          742,283
   Net income for the year 1997                                                 78,057
   Dividends ($1.18 per share)                                                 (42,679)
   Foreign currency translation                                                                   1,168
   Acquisition of subsidiary                     2,401          68,276
   Stock issued:
        Conversion of 9 1/2% debentures             33             370
        Restricted stock option plan               106           3,323
        Dividend reinvestment plan                  43           1,318
   Treasury stock                               (1,000)        (28,596)
                                              ---------     -----------    ------------    -------------   ---------------

BALANCE, DECEMBER 31, 1997                      36,929       $ 268,328       $ 555,245            $ (53)        $ 823,520
                                              =========     ===========    ============    =============   ===============

Shares authorized:  Common - 80,000,000 shares, Preferred - 3,000,000 shares.

Shares outstanding are net of treasury stock: 1997 - 56,000 shares ($1,550,000); 1996 - 169,000 shares ($4,023,000); 1995 - 407,000 shares ($9,673,000).

Retained earnings of $422,866,000 are available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.

                                                             See notes to consolidated financial statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Equitable Resources, Inc., and all subsidiaries, ventures and partnerships in which a controlling interest is held (ERI or the Company). ERI also consolidates its interest in oil and gas joint ventures. ERI uses the equity method of accounting for companies where its ownership is between 20% and 50% and for other ventures and partnerships in which less than a controlling interest is held.

        USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These investments are accounted for at cost.

        INVENTORIES: Inventories, which consist of gas stored underground and materials and supplies, are stated at average cost.

        PROPERTIES, DEPRECIATION AND DEPLETION: Plant, property and equipment is carried at cost. Depreciation is provided on the straight-line method at composite rates based on estimated service lives, ranging from 5 to 70 years except for most gas and oil production properties as explained below.

        The Company uses the successful efforts method of accounting for exploration and production activities. Under this method, the cost of productive wells and development dry holes, as well as productive acreage, are capitalized and depleted on the unit-of-production method.

        DEFERRED PURCHASED GAS COST AND OTHER REGULATORY ASSETS: The Company's distribution and interstate pipelines are subject to rate regulation by state and federal regulatory commissions. Accounting for these operations is in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where permitted by regulatory authority under purchased gas adjustment clauses or similar tariff provisions, the Company defers the difference between purchased gas cost, less refunds, and the billing of such cost and amortizes the deferral over subsequent periods in which billings either recover or repay such amounts.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Certain other costs, which will be passed through to customers under ratemaking rules for regulated operations, are deferred by the Company as regulatory assets. These amounts relate primarily to the accounting for income taxes. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

        DERIVATIVE COMMODITY INSTRUMENTS: The Company uses exchange-traded natural gas and crude oil futures contracts and options and over-the-counter
(OTC) natural gas and crude oil swap agreements and options for trading purposes and to hedge exposures to fluctuations in oil and gas prices.

        The Company accounts for trading activities using mark-to-market (MTM) accounting. Under MTM accounting, derivative commodity instruments are reported at fair value in other current assets and other current liabilities. Changes in these fair values are reflected as net unrealized gains or losses in operating revenues.

        The Company uses the deferral accounting method to account for derivative commodity instruments designated and effective as hedges. Under this method, changes in the market value of these hedge positions are deferred and included in other current assets and other current liabilities. These deferred realized and unrealized gains and losses are included in operating revenues when the hedged transactions occur. It is management's intent to hold derivative commodity instruments designated as hedges until maturity. However, in the event a hedge contract is terminated early, the deferred gain or loss realized on early termination of the contract will be recognized as the hedged production occurs. If the underlying asset to a hedge contract is sold, the deferred gain or loss associated with the contract will be recognized at the time the oil and gas property is sold. Premiums on option contracts are deferred in other current assets and recognized in operating revenues over the option term. Cash flows from derivative contracts are considered operating activities.

        GOODWILL:  Goodwill  consists  of  costs in  excess of the net assets of
businesses  acquired.   Goodwill is amortized on  a  straight-line  basis over a
period of twenty years.

       STOCK BASED  COMPENSATION:  The Company has elected to follow  Accounting
Principles  Board  (APB)  Opinion  No.  25,  "Accounting  for  Stock  Issued  to
Employees" and related interpretations in accounting for stock options and awards. Accordingly, compensation cost for stock options and awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the stock option or award.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        REVENUE RECOGNITION: Revenues for regulated gas sales to retail customers are recognized as service is rendered, including an accrual for unbilled revenues from the date of each meter reading to the end of the accounting period. Revenue is recognized for exploration and production activities when deliveries of natural gas, oil and natural gas liquids are made. Revenues from natural gas transportation and storage activities are recognized in the period service is provided. Revenues from energy marketing activities are recognized when deliveries occur.

        The Company recognizes revenue from shared energy savings contracts as energy savings are generated. Revenue received from customer contract termination payments is recognized when received. Revenue from other long-term contracts, such as turnkey contracts, is recognized on a percentage-of-completion basis. Any maintenance revenues are recognized as related services are performed.

        INCOME TAXES: The Company files a consolidated federal income tax return. The current provision for income taxes represents amounts paid or estimated to be payable. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Where deferred tax liabilities will be passed through to customers in regulated rates, the Company establishes a corresponding regulatory asset for the increase in future revenues that will result when the temporary differences reverse.

       Investment tax credits realized in prior years were deferred and are being amortized over the estimated service lives of the related properties where required by ratemaking rules.

        EARNINGS PER SHARE: In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, primary Earnings Per Share (EPS) is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

        The Company has adopted the new standard in its 1997 financial statements. All prior period EPS information (including interim EPS) has been restated.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        COMPREHENSIVE INCOME: In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's 1998 financial statements. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

        SEGMENT DISCLOSURES: In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for the Company's year-end 1998 financial statements. Management does not expect SFAS No. 131 to have a significant impact on the Company's financial statements.

        RECLASSIFICATION:    Certain   previously   reported   amounts have been
reclassified  to conform with the 1997 presentation.

B.      DERIVATIVE COMMODITY INSTRUMENTS

        The Company uses exchange-traded natural gas and crude oil futures contracts and options and OTC natural gas and crude oil swap agreements and options (collectively derivative contracts) for trading purposes and to hedge exposures to fluctuations in oil and gas prices. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity. Exchange-traded instruments are generally settled with offsetting positions but may be settled by delivery of commodities. OTC arrangements require settlement in cash.

        TRADING ACTIVITIES

        The primary functions of the Company's trading business are to provide price risk management services to the Company's Utilities and Services segments and to contribute to the Company's earnings by taking market positions within defined trading limits.

        At December 31, 1997, the absolute notional quantities of the futures, swaps and options contracts held for trading purposes were 43.7 Bcfe, 149.4 Bcfe and 10.0 Bcfe, respectively. The futures and option contracts all have maturities of less than 18 months, while the swap agreements extend through October of 2000. There were no outstanding derivative contracts held for trading purposes at December 31, 1996.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


B.      DERIVATIVE COMMODITY INSTRUMENTS (CONTINUED)

        The table below sets forth the end of period fair value and average fair value during the year for all the derivative contracts held for trading purposes.

                                      1997                     1996
                            --------------------------------------------------
                               Assets    Liabilities     Assets    Liabilities
                            --------------------------------------------------
                                                (Thousands)

Fair value at December 31     $ 82,912    $ 79,012        $  -        $  -
Average fair value            $ 12,161    $ 10,509        $ 98        $ 75


        Trading activity resulted in net gains of $1.1 million and $0.8 million for 1997 and 1996, respectively, and a net loss of $1.9 million for 1995.

        NONTRADING ACTIVITIES

        The Company is exposed to risk from fluctuations in energy prices in the normal course of business. The Company uses derivative contracts to hedge exposures to oil and gas price changes.

        The following table summarizes the absolute notional quantities of the derivative contracts held for purposes other than trading at December 31, 1997 and 1996. The open futures and options contracts at year-end 1997 all mature within one year, while the swap agreements have maturities extending through November of 2000. At December 31, 1996, the remaining terms of the open derivatives contracts were the same as those at December 31, 1997.

             Absolute Notional           Deferred Unrealized
                  Quantity                   Gain/(Loss)
           ---------------------     -------------------------
               1997      1996           1997              1996
           ---------------------     -------------------------
             (Bcf equivalent)                (Millions)

Futures         4.5      14.0         $  1.0          $   1.7
Swaps          96.5     136.2          (10.3)           (11.1)
Options         1.8       2.6           (0.1)            (1.5)
              -----   -------        -------        ---------
   Total      102.8     152.8         $ (9.4)         $ (10.9)
              =====   =======        =======        =========

        Deferred realized gains and losses from hedge transactions were a $1.3 million gain and a $1.6 million loss at December 31, 1997, and a $0.4 million gain and a $1.3 million loss at December 31, 1996. The Company recognized net losses on its hedging activities of $9.8 million, $44.4 million and $2.0 million in 1997, 1996, and 1995, respectively. These losses are offset when the underlying products are sold.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


B.      DERIVATIVE COMMODITY INSTRUMENTS (CONTINUED)

        The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value. Futures contracts have minimal credit risk because futures exchanges are the counterparties. The Company manages the credit risk of the other derivative contracts by limiting dealings to those counterparties who meet the Company's criteria for credit and liquidity strength.

C.      ASSET IMPAIRMENT AND OTHER NONRECURRING ITEMS

        The  Company's  results  of  operations   include  several   significant
nonrecurring items which are included in operating expense.

        In June 1997 an evaluation of the carrying value of long-lived assets resulted in a write-down of the Utilities segment's investment in the Avoca bedded salt natural gas storage project, for which the Company recognized a $13 million pretax charge. In September 1997 the Company recorded an additional pretax charge of $10.7 million related to evaluation and reduction of corporate office and noncore business functions.

        In December 1996 the Company recognized a pretax gain of $7.4 million related to the curtailment of the Company's defined benefit pension plan for nonutility employees.

        In 1995, as a result of the sustained decrease in gas and oil prices, the Company recognized a write-down in the carrying value of assets of $121.1 million, which decreased net income by $74.2 million. The 1995 write-down included $95.1 million for exploration and production properties and intrastate transmission facilities included in the Supply & Logistics segment and $26.0 million for information systems, storage development projects and other assets reflected in the Utilities segment.

D.      DIRECT BILLING AND OTHER SETTLEMENTS

        Kentucky West Virginia Gas Company L.L.C., a subsidiary of the Company, received Federal Energy Regulatory Commission (FERC) approval of settlement agreements with all customers for the direct billing to recover the higher Natural Gas Policy Act (NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with Equitable Gas division has been subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved Equitable Gas Company's collection of $7.8 million in September 1997 and 1996, and $18.8 million in September 1995 related to the direct billing settlement. The 1995 amount includes $11.0 million for accelerated collection of amounts that would have otherwise been subject to approval by the PUC and recognized in income in later years. Approximately $2.4 million from the settlement remains to be recovered in gas costs filings with the PUC in 1998.

        In November 1995 Kentucky West Virginia Gas Company received $13.8 million from Columbia Gas Transmission Company (Columbia) as settlement, in Columbia's bankruptcy proceeding, of Kentucky West's claim for $19 million related to the direct billing settlements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

D.      DIRECT BILLING AND OTHER SETTLEMENTS (CONTINUED)

        In addition to the direct billing settlement described above, the Company had various claims against Columbia for abrogation of contracts to purchase gas from the Company and collection of FERC Order 636 transition costs. In November 1995 the Company received $31.2 million in Columbia's bankruptcy settlement related to these items, which increased net income for 1995 by $20.2 million.

E.      DEFERRED REVENUE

        In November 1995 the Company sold an interest in certain Appalachian gas properties, the production from which qualifies for nonconventional fuels tax credit. The Company retained an interest in the properties that will increase based on performance. As such, the proceeds of $133.5 million were recorded as deferred revenues and are being recognized in income as financial targets are met.

F.      SALE OF PROPERTY

        In July 1997 the Company entered into agreements with five parties for the sale of the Company's oil and natural gas properties in the western United States and Canada. The sales were completed in September and October for an aggregate cash sales price of $170 million. In October 1997 the Company sold its Union Drilling division, a contract drilling company, for $7 million. The sales resulted in gains of $52 million.

        In October 1995 the Company sold most of its gas and oil properties in the northern Appalachian basin areas of New York, Pennsylvania and West Virginia. The properties comprised less than four percent of the Supply & Logistics segment's total gas and oil production and reserves. The Company previously operated the majority of these properties with its working interest averaging approximately 25 percent. Proceeds from the sale were $17 million.

G.      ACQUISITIONS

        In July 1997 the Company completed its acquisition of Northeast Energy Services, Inc. (NORESCO) in exchange for a combination of 2.1 million shares of the Company's stock valued at approximately $67 million and $10 million in cash, including transaction costs. NORESCO is a provider of comprehensive energy efficiency systems and services for commercial, industrial, government and institutional customers and is included in the Services segment. NORESCO's primary assets are accounts receivable from customers and deferred contract costs which are included in other assets in the consolidated balance sheets. The transaction was treated as a purchase for accounting purposes. The Company has recorded goodwill of $57 million which will be amortized over 20 years. The $67 million noncash portion of the acquisition is excluded from capital expenditures in the 1997 cash flows statement.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

G.      ACQUISITIONS (CONTINUED)

        In 1997 the Services segment also acquired Scallop Thermal Industries and Lighting Management, Inc. for a total cost of $4 million. These acquisitions were accounted for under the purchase method of accounting.

        In 1996 ERI acquired an intrastate pipeline, Three Rivers Pipeline, for $3.3 million and two performance contracting companies, Conogen and Pequod, in exchange for cash and stock valued at $8.7 million. The 1996 acquisitions were accounted for under the purchase method of accounting. The pipeline is included in the Utilities segment. Pequod and Conogen are included in the Services segment.

        In July 1995 the Company acquired all of the outstanding stock of Independent Energy Corporation (IEC) in exchange for 232,564 shares of the Company's common stock held in treasury. IEC is engaged in the development, construction, operation and ownership of private power and cogeneration projects. The acquisition was accounted for as a pooling of interests.

        The effect of each of these acquisitions, individually and aggregated by year of purchase, is not material to the results of operations or financial position of ERI, and therefore, pro forma financial information is not presented.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


H.      INCOME TAXES

        The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities.


                                                          December 31,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------------------------
                                                           (Thousands)
Deferred tax liabilities (assets):
  Exploration and development costs
    expensed for income tax reporting               $  88,782       $  63,435
  Tax depreciation in excess of
    book depreciation                                 249,634         251,951
  Regulatory temporary differences                     28,108          28,467
  Deferred purchased gas cost                          16,069          21,210
  Alternative minimum tax                             (64,258)        (72,470)
  Investment tax credit                                (7,554)         (7,997)
  Other                                                (6,831)         (4,887)
                                                   -----------     -----------
    Total (including amounts classified as
      current liabilities of $12,754 for 1997
      and $19,009 for 1996) ....................... $ 303,950       $ 279,709
                                                   ===========     ===========


        As of December 31, 1997 and 1996, $63.8 million and $64.1 million, respectively, of the net deferred tax liabilities are related to rate-regulated operations and have been deferred as regulatory assets.

        Income tax expense (benefit) is summarized as follows:

                                   Years Ended December 31,
                       --------------------------------------------------
                            1997             1996              1995
                       --------------------------------------------------
                                         (Thousands)
 Current:
     Federal             $ 20,040          $  3,953        $  36,681
     State                    837               538            8,360
 Deferred:
     Federal               20,789            22,905          (56,953)
     State                  3,327             2,405          (17,384)
     Foreign                1,152               781              (11)
                       -----------       -----------      -----------

           Total         $ 46,145          $ 30,582        $ (29,307)
                       ===========       ===========      ===========

        Provisions for income taxes differ from amounts computed at the federal statutory rate of 35% on pretax income. The reasons for the difference are summarized as follows:

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

H.      INCOME TAXES (CONTINUED)

                                           Years Ended December 31,
                                 -------------------------------------------
                                     1997           1996            1995
                                 -------------------------------------------
                                                (Thousands)
Tax at statutory rate              $ 43,471       $ 31,487       $  (9,716)
State income taxes                    2,707          1,913          (5,866)
Nonconventional fuels tax credit       (816)        (1,299)        (13,114)
Other                                   783         (1,519)           (611)
                                 -----------     ----------     -----------
   Income tax expense (benefit)    $ 46,145       $ 30,582       $ (29,307)
                                 ===========     ==========     ===========

Effective tax rate (benefit)           37.2%          34.0%         (105.6)%
                                 ===========     ==========     ===========

        The consolidated federal income tax liability of the Company has been settled through 1994.

I.      SHORT-TERM LOANS

        Maximum lines of credit available to the Company were $500 million during 1997, 1996 and 1995. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent were paid to maintain credit availability.

        At December 31, 1997, short-term loans consisted of $254.5 million of commercial paper and $26.3 million of bank loans at a weighted average annual interest rate of 5.71% and at December 31, 1996, $199.3 million of commercial paper and $5.6 million of bank loans at a weighted average annual interest rate of 5.44%. The maximum amount of outstanding short-term loans was $302.5 million in 1997, $295.5 million in 1996 and $314.6 million in 1995. The average daily total of short-term loans outstanding was approximately $229.6 million during 1997, $147.4 million during 1996 and $214.2 million during 1995; weighted average annual interest rates applicable thereto were 5.7% in 1997, 5.5% in 1996 and 6.0% in 1995.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


J.      LONG-TERM DEBT

                                                             December 31,
                                                          1997         1996
                                                      --------------------------
                                                              (Thousands)

7 1/2% debentures, due July 1, 1999
   ($75,000 principal amount, net of unamortized
   original issue discount)                             $ 73,184    $ 72,205
9 1/2%  convertible subordinated debentures,
   due January 15, 2006                                        -         527
9.9% debentures, due April 15, 2013                        5,880       5,880
7 3/4% debentures, due July 15, 2026                     150,000     150,000
Medium-term notes:
   7.2% to 9.0% Series A, due 1998 thru 2021             100,000     100,000
   5.1% to 7.6% Series B, due 2003 thru 2023              75,500      75,500
   6.8% to 7.6% Series C, due 2007 thru 2018              18,000      18,000
                                                      -----------  ----------
      Total long-term debt                               422,564     422,112
Less long-term debt payable within one year                5,000
                                                      -----------  ----------

         Total                                          $417,564    $422,112
                                                      ===========  ==========

        In 1996 the Company commenced a tender offer for the purchase of all the outstanding 9.9% debentures due April 15, 2013. Approximately $69 million of the $75 million debentures were tendered. Premiums paid in 1996 for the redemption were $6.3 million.

        In 1996 the Company issued $150 million of 30-year debentures with a coupon rate of 7.75%. The proceeds were used to finance the retirement of certain outstanding debentures including the 9.9% debentures described above. At December 31, 1997, the Company has the ability to issue $100 million of additional long-term debt under the provisions of shelf registrations filed with the Securities and Exchange Commission.

        The 9 1/2% convertible subordinated debentures were convertible at any time into common stock at a conversion price of $11.06 per share. During 1997, 1996 and 1995, $527,000, $178,000 and $1,611,000 of these debentures were converted into 33,445 shares, 16,089 shares and 145,635 shares of common stock, respectively.

        Interest expense on long-term debt amounted to $35.1 million in 1997, $34.8 million in 1996 and $36.5 million in 1995. Aggregate maturities of long-term debt will be $5 million in 1998, $75 million in 1999, none in 2000, $14 million in 2001 and none in 2002.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


K.      EMPLOYEE PENSION BENEFITS

        The Company has several trusteed retirement plans covering substantially all employees. Plans covering union members generally provide benefits of stated amounts for each year of service. Plans covering salaried utility employees use a benefit formula which is based upon employee compensation and years of service to determine benefits to be provided. All other salaried employees who meet certain minimum service requirements are covered by enhanced 401(k) savings plans. Plan assets consist principally of mutual funds and other equity and debt securities.

        The following table sets forth the defined benefit plans' funded status and amounts recognized for those plans in the Company's consolidated balance sheets:

                                                      December 31,
                                              ---------------------------
                                                  1997           1996
                                              ---------------------------
                                                      (Thousands)
Actuarial present value of benefit
obligations:
   Vested benefit obligation                    $134,999       $124,477
                                              ===========     ==========
   Accumulated benefit obligation               $141,112       $130,416
                                              ===========     ==========
Market value of plan assets                     $164,801       $165,360
Projected benefit obligation                     143,440        137,477
                                              -----------     ----------
Excess of plan assets over projected
   benefit obligation                             21,361         27,883
Unrecognized net asset                            (1,295)        (1,833)
Unrecognized net gain                            (23,335)       (28,871)
Unrecognized prior service cost                   14,689         11,124
                                              -----------     ----------
Prepaid pension cost recognized in
   the consolidated balance sheets              $ 11,420        $ 8,303
                                              ===========     ==========

        At year end the discount rate used in determining the actuarial present value of benefit obligations was 7% for 1997, 7 3/4% for 1996 and 7 1/2% for 1995. The assumed rate of increase in compensation levels was 4 1/2% for all three years.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


K.      EMPLOYEE PENSION BENEFITS (CONTINUED)

        The Company's pension cost related to defined benefit plans, using a 10% average rate of return on plan assets, comprised the following:


                                                Year Ended December 31,
                                       -----------------------------------------
                                            1997         1996            1995
                                       -----------------------------------------
                                                   (Thousands)
Service cost benefits earned
  during the period                      $  2,228      $  4,053       $  3,452
Interest cost on projected benefit
  obligation                               10,280        11,197         11,165
Actual return on assets                   (31,276)      (26,828)       (34,054)
Net amortization and deferral              16,720        12,756         19,806
Gain on curtailment                             -        (7,370)             -
                                       -----------   -----------    -----------

Net periodic pension (benefit) cost      $ (2,048)     $ (6,192)         $ 369
                                       ===========   ===========    ===========

        As of January 1, 1997, the Company amended its 401(k) employee savings plan for salaried employees to provide a base Company contribution to that plan for employees no longer eligible for defined benefit plans. In addition, during 1997 the present value of these employees' future retirement benefits under the defined benefit plans could be rolled over to the 401(k) plan, at the employee's option, or used to purchase an annuity. Expense recognized by the Company related to this and other 401(k) savings plans totaled $3.9 million in 1997, $1.4 million in 1996 and $0.5 million in 1995.

L.      OTHER POSTRETIREMENT BENEFITS

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and their dependents.

        In determining the accumulated postretirement benefit obligation at December 31, 1997, the Company used a beginning inflation factor ranging from 6% to 8%, depending on the level of coverage, decreasing gradually to 4.0% to 4.5% after 4 to 8 years and a discount rate of 7%. At December 31, 1996, the beginning inflation factor had a range from 6% to 8%, decreasing gradually to 4 1/4% to 4 3/4% after 4 to 8 years and the discount rate was 7 3/4%. The Company's transition obligation is being amortized through 2012.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


L.      OTHER POSTRETIREMENT BENEFITS (CONTINUED)

        The  following   summarizes   the  status  of  the   Company's   accrued
postretirement benefit costs (OPEBS):


                                                      December 31,
                                           ------------------------------------
                                               1997                  1996
                                           ------------------------------------
                                                       (Thousands)
Accumulated postretirement benefit
obligation:
   Retired employees                            $ 31,263              $ 26,357
   Active employees:
      Fully eligible                               3,562                 4,212
      Other                                        5,252                 5,125
                                           --------------        --------------
         Total obligation                         40,077                35,694
Trust assets                                       6,274                 4,623
                                           --------------        --------------
Obligation in excess of trust assets              33,803                31,071
Unrecognized net loss                            (14,800)              (10,567)
Unrecognized prior service cost                    2,172                 2,386
Unrecognized transition obligation               (14,780)              (15,765)
                                           --------------        --------------
            Accrued postretirement
            benefit cost                        $  6,395              $  7,125
                                           ==============        ==============

        The net periodic cost for postretirement health care and life insurance benefits includes the following:

                                              Years Ended December 31,
                                       ------------------------------------
                                         1997          1996        1995
                                       ------------------------------------
                                                   (Thousands)

Service cost                            $   254      $   746     $   993
Interest cost                             2,898        2,892       4,200
Amortization of transition obligation     1,197        1,329       2,306
Return on assets                           (292)        (198)          -
                                       ---------    ---------   ---------
   Periodic cost                        $ 4,057      $ 4,769     $ 7,499
                                       =========    =========   =========

        As of December 31, 1997 and 1996, approximately $4.0 million of the accrued OPEBS related to rate-regulated operations have been deferred as regulatory assets. Rate recovery has begun in several jurisdictions which requires the Company to place agreed upon amounts in trust when collected in rates until such time as they are applied to retiree benefits or returned to ratepayers. Trust assets consist principally of equity and debt securities.

        An increase of 1% in the assumed medical cost inflation rate would increase the accumulated postretirement benefit obligation by 7% and would increase the periodic cost by 6%.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


M.      COMMON STOCK AND EARNINGS PER SHARE

        COMMON STOCK RESERVE

        At December 31, 1997, shares of ERI's authorized and unissued common stock were reserved as follows:

Possible future acquisitions                                     6,713,000
Stock compensation plans                                         1,695,000
Dividend reinvestment and stock purchase plan                       49,000
                                                             --------------
     Total                                                       8,457,000
                                                             ==============

        EARNINGS PER SHARE

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting basic and diluted EPS. It supersedes APB Opinion No. 15 that required the presentation of primary and fully diluted EPS.

        Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income, adjusted for the assumed conversion of debt, by the weighted average number of common shares and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Purchases of treasury shares are calculated using the average share price for the Company's common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and awards and convertible debentures.

        As required, all previously reported EPS amounts have been replaced with the presentation of basic and diluted EPS. The impact of the adoption of this statement and the restatement of prior-period amounts was not material. The computation of basic and diluted earnings per common share is shown in the table below:

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


M.     COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

                                                      Years Ended December 31,
                                                  1997         1996     1995 (c)
                                               ---------------------------------
                                                      (Thousands except per
                                                          share amounts)
BASIC EARNINGS PER COMMON SHARE

Net income applicable to common stock           $ 78,057    $ 59,379    $ 1,548

Average common shares outstanding                 36,003      35,188     34,793

Basic earnings per common share                   $ 2.17      $ 1.69     $ 0.04

DILUTED EARNINGS PER COMMON SHARE

Net income applicable to common stock (a)       $ 78,060    $ 59,414    $ 1,548

Average common shares outstanding                 36,003      35,188     34,793

Potentially dilutive securities:
   Stock options and awards (b)                      109          18          -
   Common shares issuable upon conversion
     of 9 1/2% convertible debentures                  4          53          -
                                               ----------  ---------- ----------
         Total                                    36,116      35,259     34,793
                                               ==========  ========== ==========

Diluted earnings per common share                 $ 2.16      $ 1.69      $ 0.04

(a) The aftertax benefit of interest expense on the assumed conversion of the 9 1/2% convertible debentures was $3,000 in 1997 and $35,000 in 1996.

(b) Options to purchase 284,000 and 347,000 shares of common stock were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market prices of the common shares for 1997 and 1996, respectively.

(c) There were no dilutive securities included in the computation because the options' exercise prices were greater than the average market prices and the 9 1/2% convertible debentures, if included, would have an antidilutive effect.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


N.      STOCK-BASED COMPENSATION PLANS

        LONG-TERM INCENTIVE PLANS

        The Company's Long-Term Incentive Plan provides for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance-based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the plan, or purchased through the exercise of options, and the value of stock appreciation units are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. In no case may the number of shares granted under the plan exceed 1,725,500 shares. Options granted under the plan expire 5 to 10 years from the date of grant and some contain vesting provisions which are based upon Company performance. In 1994 this plan replaced the Key Employee Restricted Stock Option Plan, which at December 31, 1997, has 39,950 options outstanding at an option price of $36.50. These options are reflected with the Long-Term Incentive Plan amounts presented in the tables below.

        Also reflected in the option tables below are options assumed in conjunction with the NORESCO acquisition in July 1997. All outstanding options granted under NORESCO's 1990 Incentive Stock Option Plan were converted by ERI to nonqualified stock options with the right to receive, upon exercise of the option, the same ERI stock and cash that shareholders of NORESCO received in the acquisition. As a result of this conversion, 872,000 NORESCO stock options were converted to 256,400 ERI stock options with the exercise price per share proportionately adjusted. The adjusted exercise prices of these stock options ranges from $5.1012 to $5.9516 per share. The acquisition also accelerated the vesting period of these options, the latest of which expire in 2006. During 1997, 180,416 stock options were exercised under this plan.

        Pro forma information regarding net income and earnings per share for options granted is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these option grants was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996, and 1995, respectively:

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


N.       STOCK-BASED COMPENSATION PLANS (CONTINUED)

                                                Years Ended December 31,
                                       -----------------------------------------
                                           1997          1996         1995
                                       -----------------------------------------

Risk-free interest                          5.71%        5.82%         5.97%
  rate (range)                                        to 5.79%     to  6.34%

Dividend yield                              3.96%        4.00%         4.00%

Volatility factor                           0.132        0.161         0.161

Weighted-average expected
  life of options                      1.25 years      2 years       2 years

Options granted                           339,100      125,400       739,000

Weighted-average fair market
  value of options
  granted duriing the year                 $1.93        $2.51         $2.82

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The amount of estimated expense that would have been recognized under SFAS No. 123 is not considered material to the financial statements in any of the years presented.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


N.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

        The following schedule summarizes the stock option activity:


                                              Years Ended December 31,
                                     -------------------------------------------
                                            1997           1996          1995
                                     -------------------------------------------

Options outstanding January 1             948,650       1,077,325      605,218
Granted                                   339,100         125,400      739,000
Forfeitures                              (348,800)       (210,650)    (212,793)
Exercised                                (180,416)        (43,425)     (54,100)
                                     -------------  -------------- ------------
Options outstanding December 31           758,534         948,650    1,077,325
                                     =============  ============== ============

At December 31:
   Prices of options outstanding           $ 5.10         $ 27.50      $ 28.625
                                      to  $ 36.50     to  $ 36.50   to $ 33.81

   Average option price                   $ 28.02         $ 30.59      $ 30.48


         On September 5, 1997, the Company granted 106,127 stock awards from the Long-Term Incentive Plan for the Key Employee Retention Program. This program was established to provide additional incentive benefits to retain senior executive employees of the Company. The vesting of these awards is contingent on attainment of specific stock price targets and the continued employment of the participants until January 1, 2001. The fair value of these awards was estimated at the date of grant utilizing a Black-Scholes pricing model and the same 1997 assumptions as listed above and would result in compensation expense not materially different from that recorded by the Company under APB Opinion No. 25.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


N.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

        NON-EMPLOYEE DIRECTORS' STOCK INCENTIVE PLAN

        The Company's Non-Employee Directors' Stock Incentive Plan provides for the granting of up to 80,000 shares of common stock in the form of stock option grants and restricted stock awards to non-employee directors of the Company. The exercise price for each share is equal to market price of the common stock on the date of grant. Each option is subject to time-based vesting provisions and expires five years after date of grant. At December 31, 1997, 27,500 options were outstanding at prices ranging from $27.50 to $33.87 per share and no options had been exercised under this plan.

O.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of cash and cash equivalents as well as short-term loans approximates fair value due to the short maturity of the instruments.

        The estimated fair value of long-term debt at December 31, 1997 and 1996, would be $436.3 million and $445.6 million, respectively. The fair value was estimated based on discounted values using a current discount rate reflective of the remaining maturity. The Company's 7 1/2% debentures may not be redeemed prior to maturity.

        The estimated fair value of derivative commodity instruments described in Note B, excluding trading activities which are marked-to-market, was $(9.7) million and $(.2) million at December 31, 1997 and 1996, respectively.

P.      CONCENTRATIONS OF CREDIT RISK

        Revenues and related accounts receivable from the Supply & Logistics segment's operations are generated primarily from the sale of produced natural gas to utility and industrial customers located mainly in the Appalachian area, the sale of produced oil to refinery customers in the Appalachian area, the sale of produced natural gas liquids to a refinery customer in Kentucky, the sale of produced natural gas liquids and intrastate transportation of natural gas in Louisiana and the marketing of natural gas and electricity.

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

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


P.      CONCENTRATIONS OF CREDIT RISK (CONTINUED)

        The Services segment's operating revenues and related accounts receivable are generated from the nationwide marketing of natural gas to brokers and large volume utility and industrial customers; and cogeneration and power plant development, performance contracting, and water efficiency and program development for commercial, industrial and institutional customers and various government facilities.

        The Company is not aware of any significant credit risks which have not been recognized in provisions for doubtful accounts.

Q.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

        The Company reports operations in three segments which reflect its lines of business. The Supply & Logistics segment's activities comprise the exploration, development, production and sale of natural gas and oil, extraction and sale of natural gas liquids, intrastate transportation, nationwide natural gas marketing and supply, peak shaving, transportation arrangements and electricity marketing. The Utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, gathering, storage and marketing activities involving the Company's FERC-regulated gas pipelines. The Services segment's activities comprise marketing of natural gas, cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


Q.      FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

                                               Years Ended December 31,
                                ------------------------------------------------
                                      1997              1996            1995
                                ------------------------------------------------
                                                    (Thousands)

OPERATING REVENUES:
   Supply & Logistics            $ 1,573,220        $ 1,318,661      $1,059,854
   Utilities                         467,895            507,441         441,732
   Services                          345,005            172,335             473
   Sales between segments           (235,105)          (136,638)        (76,069)
                                -------------      -------------     -----------
          Total                  $ 2,151,015        $ 1,861,799      $1,425,990
                                =============      =============     ===========

OPERATING INCOME (LOSS):
   Supply & Logistics            $    69,123        $    52,010      $  (32,668)
   Utilities                          53,286             89,320          55,612
   Services                           (9,971)           (12,542)           (992)
                                -------------      -------------     -----------
          Total                  $   112,438        $   128,788      $   21,952
                                =============      =============     ===========

IDENTIFIABLE ASSETS:
   Supply & Logistics            $ 1,262,526        $ 1,089,669      $1,044,045
   Utilities                       1,017,985            998,064         932,529
   Services                          184,364             50,584           3,419
   Eliminations                      (53,865)           (42,018)        (16,680)
                                -------------      -------------     -----------
          Total                  $ 2,411,010        $ 2,096,299      $1,963,313
                                =============      =============     ===========

DEPRECIATION, DEPLETION
AND AMORTIZATION:
   Supply & Logistics            $    57,731        $    55,415      $   78,444
   Utilities                          27,261             26,608          26,181
   Services                            2,150                358               -
                                -------------      -------------     -----------
          Total                  $    87,142        $    82,381      $  104,625
                                =============      =============     ===========

CAPITAL EXPENDITURES:
   Supply & Logistics              $ 183,467        $    72,617      $   68,950
   Utilities                          41,372             36,831          49,131
   Services                           28,096 (a)            836              31
                                -------------      -------------     -----------
          Total                    $ 252,935        $   110,284      $  118,112
                                =============      =============     ===========

(a) Excludes $68 million total noncash portion of the acquisitions of NORESCO and Scallop Thermal Management. See Note G.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


R.      COMMITMENTS AND CONTINGENCIES

        The Company has annual commitments of approximately $31.5 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 16 years at December 31, 1997, which relate to gas distribution operations. However, substantially all of these costs are recoverable in customer rates.

        The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and may in certain instances result in assessment of fines. The Company has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. The estimated costs associated with identified situations that require remedial action are accrued. However, certain of these costs are deferred as regulatory assets when recoverable through regulated rates. Ongoing expenditures for compliance with environmental laws and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either their nature or amount in the future and does not know of any environmental liabilities that will have a material effect on the Company's financial position or results of operations.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


S.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

        The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's utility business and volatility of oil and gas commodity prices:


                                                             March           June          September       December
                                                               31             30               30             31
                                                                       (Thousands except per share amounts)
                       1997

Operating revenues                                         $552,575        $400,760        $508,102        $689,578
Operating income (loss)                                      53,347          (5,927)          9,951          55,067
Net income (loss)                                            27,790          (9,263)         16,987          42,543
Earnings (loss) per share - basic                            $ 0.78          $(0.26)         $ 0.47          $ 1.16
Earnings (loss) per share - assuming dilution                $ 0.78          $(0.26)         $ 0.47          $ 1.15

                       1996

Operating revenues                                         $640,278        $391,767        $357,011        $472,743
Operating income                                             69,403           8,983           3,860          46,542
Net income (loss)                                            38,726             928          (3,687)         23,412
Earnings (loss) per share - basic                            $ 1.11          $ 0.03          $(0.10)         $ 0.66
Earnings (loss) per share - assuming dilution                $ 1.10          $ 0.03          $(0.10)         $ 0.66


T.      NATURAL GAS AND OIL PRODUCING ACTIVITIES

        The supplementary  information  summarized below presents the results of
natural  gas  and  oil  activities  for  the   Supply &  Logistics  segment  in
accordance  with  SFAS No.   69,   "Disclosures  About   Oil and  Gas  Producing
Activities."

        The information presented excludes data associated with natural gas reserves related to rate-regulated and other utility operations. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


T.      NATURAL GAS AND OIL PRODUCING ACTIVITIES (CONTINUED)

        PRODUCTION COSTS

        The following table presents the costs incurred relating to natural gas and oil production activities:

                                         1997         1996          1995
                                    -----------------------------------------
                                                  (Thousands)
At December 31:
  Capitalized costs                   $779,936      $840,136      $803,124
  Accumulated depreciation
     and depletion                     293,594       342,950       311,524
                                    -----------   -----------   -----------

Net capitalized costs                 $486,342      $497,186      $491,600
                                    ===========   ===========   ===========

Costs incurred:
  Property acquisition:
     Proved properties                $ 68,334          $ 68         $ 222
     Unproved properties                15,813         6,411             -
Exploration                             22,665        17,934        14,844
Development                             40,982        33,298        31,802


        RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

        The following table presents the results of operations related to natural gas and oil production, including the effect in 1995 of impairment of assets as described in Note C:


                                           1997           1996          1995
                                       -----------------------------------------
                                                      (Thousands)

Revenues:
  Affiliated                             $ 52,956      $ 50,968       $ 20,619
  Nonaffiliated                            97,493        86,319        114,247
Production costs                           31,777        31,746         31,626
Exploration expenses                        8,950        15,714         13,312
Depreciation and depletion                 41,153        40,872         62,212
Impairment of assets                            -             -         65,563
Income tax expense (benefit)               26,303        18,062        (27,992)
                                       -----------   -----------     ----------

Results of operations from
producing activities (excluding
corporate overhead)                      $ 42,266      $ 30,893       $ (9,855)
                                       ===========   ===========     ==========

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


T.      NATURAL GAS AND OIL PRODUCING ACTIVITIES (CONTINUED)

        RESERVE INFORMATION (UNAUDITED)

        The information presented below represents estimates of proved gas and oil reserves prepared by Company engineers. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. In 1997 the Company increased its Appalachian reserve life from 35 to 50 years to more closely reflect actual production experience. This revision increased 1997 proved developed natural gas and crude oil reserves by 78,607 million cubic feet equivalent. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. As of December 31, 1997, all of the Company's proved reserves are in the United States. During 1997 the Company sold its Canadian properties, which accounted for less than 10% of the Company's proved reserves.



NATURAL GAS                                                       1997                1996                1995
                                                              -----------------------------------------------------
                                                                            (Millions of cubic feet)
Proved developed and undeveloped reserves:
  Beginning of year                                                849,530             845,771             874,964
  Revision of previous estimates                                    80,264               6,710              16,999
  Purchase of natural gas in place                                  62,485                 811                  23
  Sale of natural gas in place                                    (107,138)               (368)            (31,752)
  Extensions, discoveries and other additions                       61,380              53,901              50,521
  Production                                                       (56,693)            (57,295)            (64,984)
                                                              -------------       -------------       -------------

  End of year                                                      889,828             849,530             845,771
                                                              =============       =============       =============
Proved developed reserves:
  Beginning of year                                                732,158             739,249             771,635
  End of year                                                      769,312             732,158             739,249


OIL                                                               1997                1996                1995
                                                              -----------------------------------------------------
                                                                             (Thousands of barrels)
Proved developed and undeveloped reserves:
  Beginning of year                                                 19,517              18,201              18,283
  Revision of previous estimates                                       849               1,867                (356)
  Purchase of oil in place                                           2,592                  67                   5
  Sale of oil in place                                             (12,392)               (235)             (1,076)
  Extensions, discoveries and other additions                        1,045               1,344               3,278
  Production                                                        (1,511)             (1,727)             (1,933)
                                                              -------------       -------------       -------------

  End of year                                                       10,100              19,517              18,201
                                                              =============       =============       =============

Proved developed reserves:
  Beginning of year                                                 18,482              16,834              18,110
  End of year                                                        8,941              18,482              16,834

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


T. NATURAL GAS AND OIL PRODUCING ACTIVITIES (CONTINUED)

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

                                            1997          1996          1995
                                      ------------------------------------------
                                                       (Thousands)

Future cash inflows                   $ 2,607,077      $3,610,060    $2,279,509
Future production costs                  (680,405)       (790,140)     (635,540)
Future development costs                  (80,965)        (50,708)      (51,081)
Future income tax expenses               (671,713)     (1,007,421)     (539,106)
                                      ------------    ------------   -----------
Future net cash flow                    1,173,994       1,761,791     1,053,782

10% annual discount for estimated
  timing of cash flows                   (633,000)       (877,077)     (535,921)
                                      ------------    ------------   -----------
Standardized measure of discounted
  future net cash flows               $   540,994      $  884,714    $  517,861
                                      ============    ============   ===========

         Summary of changes in the standardized measure of discounted future net cash flows:

                                               1997         1996         1995
                                         ---------------------------------------
                                                        (Thousands)
Sales and transfers of gas
  and oil produced - net                   $ (118,672)  $ (105,541)  $ (103,240)
Net changes in prices, production
  and development costs                      (447,251)     482,376       54,806
Extensions, discoveries, and
  improved recovery, less related costs        58,205       86,306       65,603
Development costs incurred                     13,634       13,543       18,620
Purchase (sale) of minerals in
  place - net                                 (73,099)       1,506      (22,990)
Revisions of previous quantity estimates       16,913       47,545        5,278
Accretion of discount                         108,935       72,375       64,875
Net change in income taxes                    143,429     (232,841)     (97,808)
Other                                         (45,814)       1,584       (7,950)
                                         ------------- ------------ ------------
Net increase (decrease)                      (343,720)     366,853      (22,806)
Beginning of year                             884,714      517,861      540,667
                                         ------------- ------------ ------------
End of year                                 $ 540,994    $ 884,714    $ 517,861
                                         ============= ============ ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required by Item 10 with respect to directors is incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 1998, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1997.

            Information  required  by Item 10 with  respect to  compliance  with
Section 16(a) of the Exchange Act is incorporated by reference to the section describing "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 1998.

            Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

ITEM 11.    EXECUTIVE COMPENSATION

            Information required by Item 11 is incorporated herein by reference to the sections describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 22, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None

                                     PART IV


ITEM 14.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)  1.     Financial statements

                  The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

                  2.     Financial Statement Schedule

                  The financial statement schedule listed in the accompanying index to financial statements and financial schedule is filed as part of this annual report.

                  3.     Exhibits

                  The exhibits listed on the accompanying index to exhibits (pages 67 through 69) are filed as part of this annual report.

             (b) Reports on Form 8-K filed during the quarter ended December 31, 1997.

                  None

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(ITEM 14 (A))


1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                             PAGE REFERENCE

     Statements of Consolidated Income
        for each of the three years in
        the period ended December 31, 1997                         30
     Statements of Consolidated Cash Flows
        for each of the three years in the
        period ended December 31, 1997                             31
     Consolidated Balance Sheets
        December 31, 1997 and 1996                               32 & 33
     Statements of Common Stockholders'
        Equity for each of the three years in the
        period ended December 31, 1997                             34
     Notes to Consolidated Financial Statements               35 through 61

2.   Schedule for the Years Ended  December 31, 1997,
     1996 and 1995 included in Part IV:

        II   -   Valuation and Qualifying
                 Accounts and Reserves                             66


   All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1997



          Column A               Column B         Column C          Column D       Column E
----------------------------------------------------------------------------------------------
                                Balance At    Additions Charged                     Balance
                                 Beginning        To Costs                          At End
         Description             Of Period      and Expenses       Deductions      Of Period
----------------------------------------------------------------------------------------------
                                                (Thousands)

1997
   Accumulated Provision
     for Doubtful Accounts      $  10,714        $ 16,386         $  17,115(A)     $  9,985

1996
   Accumulated Provision
     for Doubtful Accounts      $  10,539        $ 17,707         $  17,532(A)     $ 10,714

1995
   Accumulated Provision
     for Doubtful Accounts      $  10,890        $ 10,810         $  11,161(A)     $ 10,539



Note:

(A) Customer accounts written off, less recoveries.



                                INDEX TO EXHIBITS


     EXHIBITS                             DESCRIPTION                                        METHOD OF FILING
-----------------  -------------------------------------------------------  -----------------------------------------------------
     3.01          Restated  Articles  of  Incorporation  of the  Company   Filed as Exhibit  3(i) to Form 10-Q for the  quarter
                   dated May 27, 1996 (effective May 28, 1996)              ended March 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
     3.02          By-Laws  of the  Company  (amended  through  March 21,   Filed as Exhibit  3(ii) to Form 10-Q for the quarter
                   1996)                                                    ended March 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (a)      Indenture  dated  as of  April  1,  1983  between  the   Filed as Exhibit 4.01  (Revised)  to  Post-Effective
                   Company and Pittsburgh  National Bank relating to Debt   Amendment   No.   1   to   Registration    Statement
                   Securities                                               (Registration No. 2-80575)
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (b)      Instrument   appointing   Bankers   Trust  Company  as   Filed as Exhibit  4.01 (b) to Form 10-K for the year
                   successor trustee to Pittsburgh National Bank            ended December 31, 1993
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (d)      Resolutions  adopted  June  22,  1987  by the  Finance   Filed as Exhibit  4.01 (d) to Form 10-K for the year
                   Committee  of the Board of  Directors  of the  Company   ended December 31, 1993
                   establishing   the   terms   of   the   75,000   units
                   (debentures with warrants) issued July 1, 1987
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (e)      Resolution  adopted  April  6,  1988  by  the  Ad  Hoc   Filed as Exhibit  4.01 (e) to Form 10-K for the year
                   Finance  Committee  of the Board of  Directors  of the   ended December 31, 1993
                   Company  establishing  the terms and provisions of the
                   9.9% Debentures issued April 14, 1988
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (f)      Supplemental  indenture  dated  March  15,  1991  with   Filed as  Exhibit  4.01(f) to Form 10-K for the year
                   Bankers  Trust  Company  eliminating   limitations  on   ended December 31, 1996
                   liens and additional funded debt
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (g)      Resolution  adopted  August  19,  1991  by  the Ad Hoc   Filed as  Exhibit  4.01(g) to Form 10-K for the year
                   Finance  Committee  of the  Board of  Directors  of the
                   ended December 31, 1996 Company  Addenda Nos. 1 through
                   27, establishing the terms and provisions of the Series
                   A Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (h)      Resolutions  adopted  July 6,  1992 and  February  19,   Refiled  herewith  as Exhibit  4.01(h)  pursuant  to
                   1993 by the Ad Hoc Finance  Committee  of the Board of   Rule 24 of the SEC's Rules of Practice
                   Directors  of the Company  and Addenda  Nos. 1 through
                   8,  establishing  the  terms  and  provisions  of  the
                   Series B Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (i)      Resolution adopted July 14, 1994 by the Ad Hoc           Filed as Exhibit 4.01(i) to Form 10-K for the year
                   Finance Committee of the Board of Directors of the       ended December 31, 1995
                   Company and Addenda Nos. 1 and 2, establishing the
                   terms and provisions of the Series C Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------

         Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)


                                INDEX TO EXHIBITS


     EXHIBITS                          DESCRIPTION                                        METHOD OF FILING
-----------------  -------------------------------------------------------  -----------------------------------------------------
     4.01 (j)      Resolution adopted January 18 and July 18, 1996 by       Filed as Exhibit 4.01(j) to Form 10-K for the year
                   the Board of Directors of the Company and Resolutions    ended December 31, 1996
                   adopted July 18, 1996 by the Executive Committee of the
                   Board of  Directors of the  Company,  establishing  the
                   terms and  provisions  of the 7.75%  Debentures  issued
                   July 29, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.01          Equitable Resources, Inc. Key Employee Restricted        Filed as Exhibit 10.01 to Form 10-K for the year
                   Stock Option and Stock Appreciation Rights Incentive     ended December 31, 1994
                   Compensation Plan (as amended through March 17, 1989)
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.02          Confidential Agreement and Release dated as of August    Filed herewith as Exhibit 10.02
                   1, 1997, with Frederick H. Abrew
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.03          Confidential Agreement and Release dated as of           Filed herewith as Exhibit 10.03
                   February 15, 1998 with Edward J. Meyer.
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.04 (a)      Agreement dated May 29, 1996 with Paul Christiano for    Filed as Exhibit 10.04(a) to Form 10-K for the year
                   deferred payment of 1996 director fees beginning May     ended December 31, 1996.
                   29, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.04 (b)      Agreement dated November 26, 1996 with Paul              Filed as Exhibit 10.04(b) to Form 10-K for the year
                   Christiano for deferred payment of 1997 director fees    ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.04 (c)      Agreement dated December 1, 1997 with Paul Christiano    Filed herewith as Exhibit 10.04 (c)
                   for deferred payment of 1998 director fees
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.05          Supplemental Executive Retirement Plan (as amended       Filed as Exhibit 10.05 to Form 10-K for the year
                   and restated through October 20, 1995)                   ended December 31, 1995
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.06          Retirement Program for the Board of Directors of         Filed as Exhibit 10.06 to Form 10-K for the year
                   Equitable Resources, Inc. (as amended through August     ended December 31, 1994
                   1, 1989)
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.07          Supplemental Pension Plan (as amended and restated       Filed as Exhibit 10.07 to Form 10-K for the year
                   through December 16, 1994)                               ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.08          Employment Agreement dated as of August 1, 1997, and     Filed herewith as Exhibit 10.08
                   Employment Agreement  Addendum dated as of November
                   19, 1997, with Donald I. Moritz
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.09          Equitable Resources, Inc. and Subsidiaries Short-Term    Filed as Exhibit 10.09 to Form 10-K for the year
                   Incentive Compensation Plan as amended March 1997        ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.10 (a)      Agreement dated December 31, 1987 with Malcolm M.        Filed as Exhibit 10.10 (a) to Form 10-K for the
                   Prine for deferred payment of 1988 director fees         year ended December 31, 1993
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.10 (b)      Agreement dated December 30, 1988 with Malcolm M.        Filed as Exhibit 10.10 (b) to Form 10-K for the
                   Prine for deferred payment of 1989 director fees         year ended December 31, 1993
-----------------  -------------------------------------------------------  -----------------------------------------------------

         Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

                                INDEX TO EXHIBITS


     EXHIBITS                          DESCRIPTION                                        METHOD OF FILING
-----------------  -------------------------------------------------------  -----------------------------------------------------
    10.11          Trust Agreement with Pittsburgh National Bank to act     Filed as Exhibit 10.12 to Form 10-K for the year
                   as Trustee for Supplemental Pension Plan,                ended December 31, 1994
                   Supplemental Deferred Compensation Benefits,
                   Retirement Program for Board of Directors, and
                   Supplemental Executive Retirement Plan
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.12          Equitable Resources, Inc. Non-Employee Directors'        Filed as Exhibit 10.13 to Form 10-K for the year
                   Stock Incentive Plan                                     ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.13          Equitable Resources, Inc. Long-Term Incentive Plan       Filed as Exhibit 10.14 to Form 10-K for the year
                                                                            ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.14 (a)      Agreement dated May 24, 1996 with Phyllis A. Savill      Filed as Exhibit 10.14(a) to Form 10-K for the year
                   for deferred payment of 1996 director fees beginning     ended December 31, 1996
                   May 24, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.14 (b)      Agreement dated November 27, 1996 with Phyllis A.        Filed as Exhibit 10.14 (b) to Form 10-K for the
                   Savill for deferred payment of 1997 director fees        year ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.14 (c)      Agreement dated November 30, 1997 with Phyllis A.        Filed herewith as Exhibit 10.14 (c)
                   Savill for deferred payment of 1998 director fees
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.15          Change in Control Agreement executed with certain key    Filed as Exhibit 10.15 to the Form 10-K for the
                   employees                                                year ended December 31, 1995
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.16          Equitable Resources, Inc. and Subsidiaries Deferred      Filed as Exhibit 10.16 to the Form 10-K for the
                   Compensation Plan                                        year ended December 31, 1995
-----------------  -------------------------------------------------------  -----------------------------------------------------
   *10.17          Employment Agreement executed with certain key           Filed herewith as Exhibit 10.17
                   employees
-----------------  -------------------------------------------------------  -----------------------------------------------------
    21             Schedule of Subsidiaries                                 Filed herewith as Exhibit 21
-----------------  -------------------------------------------------------  -----------------------------------------------------
    23.01          Consent of Independent Auditors                          Filed herewith as Exhibit 23.01
-----------------  -------------------------------------------------------  -----------------------------------------------------

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

                                                      EQUITABLE RESOURCES, INC.



                                                 By:  /s/  Donald I. Moritz
                                            ---------------------------------------------
                                                           Donald I. Moritz
                                            Interim President and Chief Executive Officer


March 19, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                Interim President and Chief Executive
 /s/    Donald I. Moritz                                Officer and Director                   March 19, 1998
--------------------------------------
        Donald I. Moritz
(Principal Executive Officer)


                                               Vice President - Finance and Treasurer/
 /s/    Jeffrey C. Swoveland                       Interim Chief Financial Officer             March 19, 1998
--------------------------------------
        Jeffrey C. Swoveland
    (Principal Financial Officer)



 /s/    John A. Bergonzi                                Corporate Controller                   March 19, 1998
--------------------------------------
        John A. Bergonzi
(Principal Accounting Officer)



 /s/    Paul Christiano                                       Director                         March 19, 1998
--------------------------------------
        Paul Christiano



 /s/    E. Lawrence Keyes, Jr.                                Director                         March 19, 1998
--------------------------------------
        E. Lawrence Keyes, Jr.


 /s/    Thomas A. McConomy                                    Director                         March 19, 1998
--------------------------------------
        Thomas A. McConomy


                             SIGNATURES (Continued)


 /s/    Guy W. Nichols                                        Director                         March 19, 1998
--------------------------------------
        Guy W. Nichols



 /s/    Malcolm M. Prine                                      Director                         March 19, 1998
--------------------------------------
        Malcolm M. Prine



 /s/    James E. Rohr                                         Director                         March 19, 1998
--------------------------------------
        James E. Rohr



 /s/    Phyllis A. Savill                                     Director                         March 19, 1998
--------------------------------------
        Phyllis A. Savill



 /s/    David S. Shapira                                      Director                         March 19, 1998
--------------------------------------
        David S. Shapira



 /s/    J. Michael Talbert                                    Director                         March 19, 1998
--------------------------------------
        J. Michael Talbert

