Form 10-Q
period 1998-03-31
EQUITABLE RESOURCES INC /PA/
filed 1998-05-15
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                     Outstanding at
                   Class                             March 31, 1998

        Common stock, no par value                 37,095,245  shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                    Page No.

PART I.  FINANCIAL STATEMENTS:

     Statements of Consolidated Income for the Three
        Months Ended March 31, 1998 and 1997                            1

     Statements of Condensed Consolidated Cash Flows
        for the Three Months Ended March 31, 1998  and
        1997                                                            2

     Consolidated Balance Sheets, March 31, 1998,
         and December 31, 1997                                        3 - 4

     Notes to Consolidated Financial Statements                       5 - 6

     Information by Business Segment                                    7

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                8 - 15

PART II.  OTHER INFORMATION                                            16

SIGNATURE                                                              17



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (Thousands except per share amounts)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         1998              1997
                                                                    ------------------------------
                                                                                         RESTATED

Operating revenues                                                   $ 299,367          $ 312,481
Cost of sales                                                          167,539            175,909
                                                                    -----------        -----------
     Net operating revenues                                            131,828            136,572
                                                                    -----------        -----------

OPERATING EXPENSES:
     Operation                                                          46,424             49,568
     Maintenance                                                         5,244              6,672
     Depreciation, depletion and amortization                           19,652             16,977
     Taxes other than income                                            11,666             14,018
                                                                    -----------        -----------
         Total operating expenses                                       82,986             87,235
                                                                    -----------        -----------

Operating income                                                        48,842             49,337

Other income                                                               (76)               157
Interest charges                                                        10,590              9,723
                                                                    -----------        -----------

Income before income taxes                                              38,176             39,771

Income taxes                                                            13,524             14,533
                                                                    -----------        -----------

INCOME FROM CONTINUING OPERATIONS                                       24,652             25,238

Income (loss) from discontinued operations after taxes                  (4,604)             2,552
                                                                    -----------        -----------

NET INCOME                                                           $  20,048          $  27,790
                                                                    ===========        ===========

Average common shares outstanding                                       36,934             35,462
                                                                    ===========        ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC/DILUTED
   Continuing operations                                                $ 0.66             $ 0.71
   Discontinued operations                                               (0.12)              0.07
                                                                    -----------        -----------
   Net income                                                           $ 0.54             $ 0.78
                                                                    ===========        ===========


DIVIDENDS PER SHARE OF COMMON STOCK                                     $ 0.59             $ 0.59
                                                                    ===========        ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                   (Thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1998               1997
                                                                     -------------------------------
                                                                                           RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES                                    $ 47,656           $ 58,095

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                            (25,656)           (18,682)
         Proceeds from sale of property                                        -                216
         Net noncurrent assets held for sale                              (4,011)            (1,150)
                                                                     ------------       ------------
               Net cash used in investing activities                     (29,667)           (19,616)
                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Retirement of long-term debt                                     (5,000)                 -
         Increase (decrease) in short-term loans                         (28,790)            15,432
         Dividends paid                                                  (21,878)           (20,600)
         Proceeds from issuance of common stock                            1,405                 40
                                                                     ------------       ------------
               Net cash used in financing activities                     (54,263)            (5,128)
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                     (36,274)            33,351
Cash and cash equivalents at beginning of period                          69,442             14,737
                                                                     ------------       ------------
Cash and cash equivalents at end of period                              $ 33,168           $ 48,088
                                                                     ============       ============

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                                 $ 16,850           $ 12,679
                                                                     ============       ============
   Income taxes                                                         $  1,509           $ (5,227)
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,




                                   ASSETS                              March 31,           December 31,
                                                                         1998                  1997
                                                                     ----------------------------------
                                                                                 (Thousands)
                                                                     ----------------------------------
                                                                                            RESTATED

CURRENT ASSETS:
   Cash and cash equivalents                                          $   33,168           $   69,442
   Accounts receivable                                                   323,964              360,713
   Unbilled revenues                                                      21,133               25,935
   Inventory                                                              21,181               37,156
   Deferred purchased gas cost                                            34,829               44,053
   Derivative commodity instruments, at fair value                        81,782               82,912
   Prepaid expenses and other                                             69,467               64,523
                                                                     ------------       --------------

         Total current assets                                            585,524              684,734
                                                                     ------------       --------------

PROPERTY, PLANT AND EQUIPMENT                                          1,878,647            1,862,412

   Less accumulated depreciation and depletion                           692,219              675,410
                                                                     ------------       --------------

              Net property, plant and equipment                        1,186,428            1,187,002
                                                                     ------------       --------------

NET ASSETS OF DISCONTINUED OPERATIONS                                    240,544              238,182
                                                                     ------------       --------------

OTHER ASSETS                                                             225,289              218,133
                                                                     ------------       --------------

               Total                                                  $2,237,785           $2,328,051
                                                                     ============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,



                    LIABILITIES AND STOCKHOLDERS EQUITY                March 31,           December 31,
                                                                         1997                 1997
                                                                     ----------------------------------
                                                                                      (Thousands)
                                                                     ----------------------------------
                                                                                            RESTATED

CURRENT LIABILITIES:
   Short-term loans                                                   $  252,654           $  286,444
   Accounts payable                                                      232,969              288,192
   Derivative commodity instruments, at fair value                        79,065               79,012
   Other current liabilities                                             120,039               92,053
                                                                     ------------       --------------

      Total current liabilities                                          684,727              745,701
                                                                     ------------       --------------

LONG-TERM DEBT                                                           417,809              417,564

Deferred and other credits                                               308,333              341,266

Commitments and contingencies                                                  -                    -

CAPITALIZATION:
   Common stockholders' equity:
      Common stock, no par value, authorized 80,000
          shares; shares issued March 31,1998, 37,095;
          December 31, 1997, 36,929                                      275,105              269,878
      Retained earnings                                                  553,415              555,246
      Treasury stock, shares at cost March 31, 1998,
          56; December 31, 1997, 56                                       (1,551)              (1,551)
      Accumulated other comprehensive income                                 (53)                 (53)
                                                                     ------------       --------------

          Total common stockholders' equity                              826,916              823,520
                                                                     ------------       --------------

          Total                                                       $2,237,785           $2,328,051
                                                                     ============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A. The accompanying financial statements should be read in conjunction with the Company's 1997 Annual Report and Form 10-K.

B. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and 1997, and the results of operations and cash flows for the three months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three month periods ended March 31, 1998 and 1997, are not indicative of results for a full year because of the seasonal nature of the Company's natural gas distribution operations.

D. In April 1998 management adopted a formal plan to sell the Company's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements have been restated to classify these as discontinued operations, in accordance with generally accepted accounting principles. Management believes that the operations may be sold as early as the third quarter of 1998.

       Selected financial information for the midstream operations for the three months ended March 31 is shown below:

                  (thousands)                     1998                 1997
                                                  ----                 ----

           Revenues                              389,347             273,863
           Operating income (loss)                (5,444)              5,143

       Proceeds from the sale of the midstream operations are expected to be adequate to exceed future estimated losses from operations and costs of disposal; therefore, no additional loss on disposal has been recognized in conjunction with the discontinued operations. Interest expense allocated to the income (losses) from discontinued operations was $1.8 million in the first quarter of 1998 and $1.6 million in the first quarter of 1997.

       Results from discontinued operations were reported net of income tax expense (benefit) of $(2.3) million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively. The net assets of discontinued operations are summarized as follows:

                                            March 31, 1998     December 31, 1997
                                            ------------------------------------
                                                        (millions)

       Property, plant and equipment         $      322.9        $      319.5
       Less:  Deferred tax liabilities               82.4                81.3
                                             ------------        ------------
                                             $      240.5        $      238.2
                                             ============        ============

E. In April 1998 $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23,
       2003.   Proceeds were used to reduce short-term debt outstanding.

F.     Comprehensive Income

       In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be reported as other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

       During the first  quarter of 1998 and 1997,  total  comprehensive  income
       (which    includes    net   income)   amounted   to $20,048  and $28,114,
       respectively.

G.     Software Costs

       Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

H.     Segment Disclosure

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for 1998 year-end financial statements. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

I. At March 31, 1998, 8,977,000 shares of Common Stock were reserved as follows: 460,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Nonemployee Directors' Stock Incentive Plan, 38,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 6,677,000 shares for possible use in connection with future acquisitions.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                         INFORMATION BY BUSINESS SEGMENT


                                                                    Three Months Ended
                                                                         March 31,
                                                         ------------------------------------------
                                                             1998                        1997
                                                         ------------------------------------------
                                                                        (Thousands)
                                                         ------------------------------------------
                                                                                       RESTATED

OPERATING REVENUES (CONTINUING OPERATIONS):

Supply and logistics                                          $ 44,542                    $ 48,084
Utilities                                                      158,670                     194,096
Services                                                       117,801                     108,602
Sales between segments                                         (21,646)                    (38,301)
                                                         --------------              --------------
   Total                                                      $299,367                    $312,481
                                                         ==============              ==============

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS:

Supply and logistics                                          $ 13,445                    $ 11,030
Utilities                                                       37,173                      39,273
Services                                                        (1,776)                       (966)
                                                         --------------              --------------
   Total                                                      $ 48,842                    $ 49,337
                                                         ==============              ==============

CAPITAL EXPENDITURES (CONTINUING OPERATIONS):

Supply and logistics                                          $ 17,207                    $  9,970
Utilities                                                        8,013                       8,383
Services                                                           436                         329
                                                         --------------              --------------
   Total                                                      $ 25,656                    $ 18,682
                                                         ==============              ==============



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED MARCH 31,  1998
VS. THREE  MONTHS ENDED MARCH  31, 1997

        Equitable's consolidated net income for the quarter ended March 31, 1998 was $20.0 million, or $0.54 per share, compared with net income of $27.8 million, or $0.78 per share, for the quarter ended March 31, 1997.

        In April 1998 the Company adopted a formal plan to sell it's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements have been restated to classify these as discontinued operations, in accordance with generally accepted accounting principles. Management believes that the operations may be sold as early as the third quarter of 1998.

        Equitable's income from continuing operations for the three months ended March 31 1998, was $24.7 million, or $0.66 per share, compared to $25.2 million, or $0.71 per share for the three months ended March 31, 1997. Overall, the current period results were adversely impacted by weather in the Company's service territory that was 15 percent warmer than 1997 and 19 percent warmer than normal. The latest quarter's results were also affected by lower revenues from crude oil sales and lower margins on marketed natural gas. The negative impact of the weather was mitigated by a new retail rate design and base rate increase implemented by the Company's distribution division in the fourth quarter of 1997. Results for the current quarter also benefited from higher revenues from produced natural gas, due to an improved net hedge position and slightly higher sales volumes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SUPPLY AND LOGISTICS

        Supply and Logistics' continuing operations are comprised of the exploration and production of natural gas and crude oil and the processing and sale of natural gas liquids through operations focused in the offshore Louisiana Gulf Coast and Appalachian regions.



                                                          Three Months Ended
                                                                March 31,
SUPPLY AND LOGISTICS                                  1998                  1997
------------------------------------------------------------------------------------
                                                               (Thousands)
                                                      ------------------------------
                                                                          RESTATED
CONTINUING OPERATIONS
Operating Revenues
   Produced Natural Gas                                 $ 32,169           $ 28,785
   Produced Natural Gas Liquids                            5,829              5,547
   Crude Oil                                               4,166              7,488
   Other                                                   2,378              6,264
                                                      -----------        -----------
      Total Revenues                                      44,542             48,084
Cost of Energy  Purchased                                  3,794              4,056
                                                      -----------        -----------
      Net Operating Revenues                              40,748             44,028

Operating Expenses:
   Production                                              7,065              8,866
   Exploration                                             1,309              1,693
   Gas Processing                                          1,252              1,320
   Other                                                   6,421             11,000
   Depreciation, Depletion and Amortization               11,256             10,119
                                                      -----------        -----------
      Total Operating Expenses                            27,303             32,998
                                                      -----------        -----------

Operating Income from Continuing Operations             $ 13,445           $ 11,030
                                                      ===========        ===========

Sales Quantities:
   Produced Natural Gas (MMcf)                            12,994             12,728
   Crude Oil (MBls)                                          264                411
   Natural Gas Liquids (thousands of gallons)             18,211             12,152

DISCONTINUED OPERATIONS
   Operating Revenues                                    389,347            273,863
   Operating Income (loss)                                (5,444)             5,143


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1998
VS. THREE  MONTHS ENDED MARCH 31, 1997

         Net operating revenues for the three months ended March 31, 1998, decreased $3.3 million, due to the sale of the Company's Union Drilling division in the fourth quarter of 1997 ($3.3 million), and a decline in crude oil prices ($1.3 million) and volumes ($2.0 million). These factors were partially offset by increased revenues from a 0.3 billion cubic feet (Bcf) increase in natural gas production ($0.5 million) and a 10% increase in the net effective sales price ($2.8 million) due to improved overall hedged position. In addition, the revenues lost due to the sale of the Union Drilling division were more than offset by related operating expense declines of $3.7 million.

         The natural gas production increases for 1998 compared to 1997 result from a 0.4 Bcf increase in the Company's Appalachian region (4%), and a 1.7 Bcf increase in offshore Gulf production (108%), which together more than offset the
1.8 Bcf decrease due to the third quarter 1997 sale of the Company's western properties.

         The decline in crude oil production reflects the 1997 sale of the Company's western properties, which held the majority of the Company's oil reserves. The increase in natural gas liquids production is due to a full three months operations in the current year compared to 1997 when the Company's processing plant was idle for a month of scheduled maintenance.

         In addition to the $3.7 million operating expense savings in the first quarter of 1998 due to the sale of Union Drilling, the current quarter benefited from more than $4 million savings compared to the first quarter of 1997 due to the sale of the western properties. This decrease includes a $2 million reduction in production expenses, and $2 million reduction in G & A expenses. These savings are partially offset by a $1 million increase in production expenses in the Gulf due to increased activities and a $1.2 million increase in depreciation, depletion, and amortization expenses due to higher depletion rates associated with Gulf production compared to the rates for western production in 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UTILITIES

         Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.



                                                                   Three Months Ended
                                                                        March 31,
UTILITIES                                                      1998                 1997
--------------------------------------------------------------------------------------------
                                                                        (Thousands)

OPERATING REVENUES
   Residential Gas Sales                                      $104,801            $131,609
   Commercial Gas Sales                                         10,650              16,776
   Industrial and Utility Gas Sales                             11,612              16,933
   Marketed Gas Sales                                            4,556               6,218
   Transportation Service                                       22,617              18,485
   Storage Service                                               2,445               1,908
   Other                                                         1,989               2,167
                                                            -----------         -----------
      Total Revenues                                           158,670             194,096
COST OF ENERGY PURCHASED                                        75,228             105,786
                                                            -----------         -----------
      Net Operating Revenues                                    83,442              88,310

OPERATING EXPENSES:
   Operations and Maintenance                                   39,255              42,390
   Depreciation, Depletion  and Amortization                     7,014               6,647
                                                            -----------         -----------
      Total Operating Expenses                                  46,269              49,037
                                                            -----------         -----------
OPERATING INCOME                                              $ 37,173            $ 39,273
                                                            ===========         ===========

SALES QUANTITIES (MMCF):
   Residential Gas Sales                                        10,670              12,896
   Commercial Gas Sales                                          1,112               1,673
   Industrial and Utility Gas Sales                              4,618               5,431
   Marketed Gas Sales                                            2,204               1,965
   Transportation Deliveries                                    18,660              20,489

HEATING DEGREE DAYS                                              2,310               2,723


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 1998
VS. THREE  MONTHS ENDED MARCH 31, 1997

         Net operating revenues for the quarter ended March 31, 1998, decreased 5.5% to $83.4 million, primarily as a result of weather 15% warmer than last year in the Company's western Pennsylvania, area distribution operations. The effect of the weather on net operating revenues ($9 million) was substantially mitigated by the effect of the base rate increases for Pennsylvania residential and commercial customers and new rate design put in place by the Company in October 1997 ($5.1 million benefit).

         Approximately $1 million of the increase in transportation revenues compared to 1997 also results from a base rate increase in 1997, with the balance attributable to the movement of commercial and industrial customers from sales to transportation service with minimal impact on the Company's margins. The decrease in transportation volumes compared to 1997 occurred in the Company's interstate pipeline operations. Increases and decreases in pipeline volumes have little impact on operating results, as operating margins in these operations are derived from fixed capacity charges for pipeline availability.

         Marketed gas revenues declined 27% in the current period, as natural gas commodity price decreases of 35% offset volume increases of 12% compared to 1997. Taken together, these factors resulted in a $0.4 million decline in net operating revenues in 1998.

         Operating expenses in the current period reflect the benefit of a mild winter, as lower sales revenues are offset by savings in gross receipts tax ($1.7 million), uncollectible accounts and customer assistance programs ($1.0 million, combined).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICES

         Services' operations are comprised of two business lines: (1) marketing of natural gas and (2) comprehensive energy services provided to industrial, commercial, institutional and governmental customers. Energy services includes the development, implementation, financing and management of energy and water efficiency programs through the use of performance-based contracting activities, the development and construction of cogeneration and independent power production facilities and central plant facilities management. Beginning in 1995, this business segment was built through internal development and a series of acquisitions of private energy performance and facilities management contractors.


                                                            Three Months Ended
                                                                March 31,
SERVICES                                                1998                 1997
-------------------------------------------------------------------------------------
                                                                (Thousands)
Operating Revenues
   Marketed Natural Gas                               $ 98,869              $105,719
   Energy Service Contracting                           18,932                 2,883
                                                    -----------          ------------
      Total Revenues                                   117,801               108,602
Cost of Energy Purchased                                97,161               102,583
Energy Service Contract Costs                           12,143                 1,313
                                                    -----------          ------------
      Net Operating Revenues                             8,497                 4,706

Operating Expenses:
   Other                                                 8,892                 5,462
   Depreciation, Depletion and Amortization              1,381                   210
                                                    -----------          ------------
      Total Operating Expenses                          10,273                 5,672
                                                    -----------          ------------

Operating Income (Loss)                               $ (1,776)               $ (966)
                                                    ===========          ============

Sales Quantities:
   Marketed Natural Gas (MMcf)                          35,930                30,562



        Net operating revenues increased 81% for the quarter ended March 31 1998, compared to the same period in 1997. This segment's energy management and performance contracting operations experienced substantial growth in revenues, due to the acquisition of NORESCO and internally generated growth, as operations have moved forward from contract awards to construction projects over the past 12 months.

        This segment's energy marketing business experienced a $1.4 million reduction in margin in the first quarter of 1998, as energy prices fell and competition increased for the more profitable commercial customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SERVICES (CONTINUED)

        Operating expenses for this group increased $4.6 million, primarily in the energy management and performance contracting businesses, due to the acquisition of NORESCO ($2.0 million), and the start-up of the energy marketing operations of Equitable Energy, a new unregulated retail marketing group in the Company's southwestern Pennsylvania distribution area ($0.5 million). Depreciation, depletion, and amortization also increased due to $0.8 million amortization of goodwill associated with NORESCO.

CAPITAL RESOURCES AND LIQUIDITY

CASH FLOWS

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

        Cash flows from operating activities totaled $48 million in the three months ended March 31, 1998, compared to $58 million in the 1997 period. Cash flows from operations decreased in 1998 primarily as a result of decreased earnings.

        ERI's financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Supply & Logistics and segments, as well as replacements, improvements and additions to plant assets in the Utilities segments. Such capital expenditures during the 1998 quarter were approximately $26 million, including $12 million for new exploration and production projects in the Gulf of Mexico. In addition, ongoing capital projects in the Company's discontinued operations accounted for an additional $4 million use of cash in 1998. A total of $168.7 million has been authorized for the 1998 capital expenditure program. The Company expects to finance its authorized 1998 capital expenditure program with cash generated from operations and with short-term loans.

        In the first quarter of 1998, financing activities used $54 million of cash, as a result of net repayments of $29 million in short-term loans and $5 million of long-term debt and dividends paid of $21 million. The dividends paid in both years represent $0.295 per share, at the current annual rate of $1.18 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

        CAPITAL RESOURCES

        ERI has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.6% during the first quarter of 1998. ERI maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

        In April 1998 $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

        Disclosures in this report may include forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products and operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of changes in commodity prices for gas and oil, changes in interest rates, the timing and extent of the Company's success in acquiring gas and oil properties and in discovering, developing and producing reserves, delays in obtaining necessary governmental approvals and the impact of competitive factors on profit margins in various markets in which the Company competes.

                           PART II. OTHER INFORMATION



ITEM 5.        OTHER INFORMATION

               None.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits:

                      Equitable Resources, Inc. By-Laws as Amended through March 19, 1998.

               (b) Reports on Form 8-K during the quarter ended March 31, 1998:

                      Form 8-K dated March 3, 1998, announcing earnings for the fourth quarter and year ended December 31, 1997.

                      Form 8-K dated March 20, 1998, announcing Board of Directors' approval for management to develop a plan to sell its natural gas midstream operations located in Louisiana and Texas.

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






Date:  May 15, 1998