Form 10-Q
period 1998-06-30
EQUITABLE RESOURCES INC /PA/
filed 1998-08-14
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                       Outstanding at
           Class                                       June 30, 1998

Common stock, no par value                           37,100,000  shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index




                                                                 Page No.

Part I.  Financial Statements:

     Statements of Consolidated Income for the Three and
        Six Months Ended June 30, 1998 and 1997                      1

     Statements of Condensed Consolidated Cash Flows
        for the Three and Six Months Ended June 30, 1998
        and 1997                                                     2

     Consolidated Balance Sheets, June 30, 1998,
         and December 31, 1997                                     3 - 4

     Notes to Consolidated Financial Statements                    5 - 7

     Information by Business Segment                                 8

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations             9 - 17

Part II.  Other Information                                       18 - 19

Signature                                                           20


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,
                                                                  1998             1997               1998              1997
                                                              -----------------------------       -----------------------------
                                                                                  Restated                            Restated

Operating revenues                                             $ 182,097         $ 177,896         $ 475,329         $ 482,052
Cost of energy purchased                                          94,430            82,288           255,834           249,872
                                                              -----------       -----------       -----------       -----------
     Net operating revenues                                       87,667            95,608           219,495           232,180
                                                              -----------       -----------       -----------       -----------

Operating expenses:
     Operation                                                    43,464            54,067            89,888           103,635
     Maintenance                                                   6,566             7,915            11,810            14,587
     Depreciation, depletion and amortization                     19,764            17,302            39,416            34,279
     Taxes other than income                                       4,508             7,818            16,174            21,836
      Impairment of assets                                             -            13,000                 -            13,000
                                                              -----------       -----------       -----------       -----------
         Total operating expenses                                 74,302           100,102           157,288           187,337
                                                              -----------       -----------       -----------       -----------

                                                                  13,365            (4,494)           62,207            44,843

Other income                                                         374               530               298               687
Interest charges                                                  10,262             9,219            20,852            18,942
                                                              -----------       -----------       -----------       -----------

Income (loss) before income taxes                                  3,477           (13,183)           41,653            26,588

Income taxes  (benefits)                                           1,203            (5,452)           14,727             9,081
                                                              -----------       -----------       -----------       -----------

Net income (loss) from continuing operations                       2,274            (7,731)           26,926            17,507

Income (loss) from discontinued operations after taxes                 -            (1,532)           (4,604)            1,020
                                                              -----------       -----------       -----------       -----------

Net income (loss)                                              $   2,274         $  (9,263)        $  22,322         $  18,527
                                                              ===========       ===========       ===========       ===========

Average common shares outstanding                                 37,050            35,289            36,953            35,355
                                                              ===========       ===========       ===========       ===========

Earnings (loss) per share of common stock - basic/diluted:
   Continuing operations                                          $ 0.06           $ (0.22)           $ 0.72            $ 0.49
   Discontinued operations                                             -             (0.04)            (0.12)             0.03
                                                              -----------       -----------       -----------       -----------
   Net income                                                     $ 0.06           $  0.26            $ 0.60            $ 0.52
                                                              ===========       ===========       ===========       ===========

Dividends per share of common stock                               $    -           $     -            $ 0.59            $ 0.59
                                                              ===========       ===========       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (Thousands)



                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                  1998          1997             1998          1997
                                                              --------------------------    ---------------------------
                                                                              Restated                        Restated

Cash flows from operating activities                            $ 67,311      $ 13,395        $ 114,967      $ 71,490

Cash flows from investing activities:
         Capital expenditures                                    (52,018)      (28,895)         (77,674)      (47,577)
         Proceeds from sale of property                                -            97                -           313
         Additions to net assets of discontinued operations       (9,730)       (3,445)         (13,741)       (4,595)
                                                               ----------    ----------      -----------   -----------
               Net cash used in investing activities             (61,748)      (32,243)         (91,415)      (51,859)
                                                               ----------    ----------      -----------   -----------

Cash flows from financing activities:
         Retirement of long-term debt                             (5,880)         (157)         (10,880)         (157)
         Increase (decrease) in short-term loans                (118,001)       35,769         (146,791)       51,201
         Dividends paid                                                -             -          (21,878)      (20,648)
         Proceeds from issuance of preferred trust securities    125,000             -          125,000             -
         Proceeds from issuance of common stock                      350           314            1,755           354
         Purchase of treasury stock                                    -       (23,751)               -       (23,751)
                                                               ----------    ----------      -----------   -----------
               Net cash used in financing activities               1,469        12,175          (52,794)        6,999
                                                               ----------    ----------      -----------   -----------

Net increase (decrease) in cash and cash equivalents               7,032        (6,673)         (29,242)       26,630
Cash and cash equivalents at beginning of period                  33,168        48,088           69,442        14,737
                                                               ----------    ----------      -----------   -----------
Cash and cash equivalents at end of period                      $ 40,200      $ 41,415        $  40,200      $ 41,367
                                                               ==========    ==========      ===========   ===========

Cash paid during the period for:
   Interest (net of amount capitalized)                         $  1,860      $  2,358        $  18,710      $ 15,037
                                                               ==========    ==========      ===========   ===========
   Income taxes                                                 $  8,345      $ 10,500        $   9,854      $  5,273
                                                               ==========    ==========      ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                          ASSETS                            June 30,           December 31,
                                                              1998                1997
                                                        -----------------------------------
                                                                     (Thousands)
                                                        -----------------------------------
                                                                               Restated

Current assets:
   Cash and cash equivalents                              $    40,200         $    69,442
   Accounts receivable                                        263,855             360,713
   Unbilled revenues                                           10,197              25,935
   Inventory                                                   23,224              37,156
   Deferred purchased gas cost                                 35,714              44,053
   Derivative commodity instruments, at fair value             97,614              82,912
   Prepaid expenses and other                                  59,402              64,523
                                                        --------------      --------------

         Total current assets                                 530,206             684,734
                                                        --------------      --------------

Property, plant and equipment                               1,928,723           1,862,412

   Less accumulated depreciation and depletion                707,105             675,410
                                                        --------------      --------------

              Net property, plant and equipment             1,221,618           1,187,002
                                                        --------------      --------------

Net assets of discontinued operations                         250,236             238,182
                                                        --------------      --------------

Other assets                                                  214,094             218,133
                                                        --------------      --------------

               Total                                      $ 2,216,154         $ 2,328,051
                                                        ==============      ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)



          LIABILITIES AND STOCKHOLDERS EQUITY                June 30,         December 31,
                                                               1998               1997
                                                        -----------------------------------
                                                                    (Thousands)
                                                        -----------------------------------
                                                                               Restated
Current liabilities:
   Short-term loans                                       $   134,653         $   286,444
   Accounts payable                                           185,218             288,192
   Derivative commodity instruments, at fair value             96,210              79,012
   Other current liabilities                                  109,442              92,053
                                                        --------------      --------------

      Total current liabilities                               525,523             745,701
                                                        --------------      --------------

Long-term debt                                                412,174             417,564

Deferred and other credits                                    323,907             341,266

Commitments and contingencies                                       -                   -
Preferred trust securities                                    125,000                   -

Capitalization:
   Common stockholders' equity:
      Common stock, no par value, authorized 80,000
          shares; shares issued June 30,1998, 37,109;
          December 31, 1997, 36,929                           275,467             269,878
      Retained earnings                                       555,687             555,246
      Treasury stock, shares at cost June 30, 1998,
          56; December 31, 1997, 56                            (1,551)             (1,551)
      Accumulated other comprehensive income                      (53)                (53)
                                                        --------------      --------------

          Total common stockholders' equity                   829,550             823,520
                                                        --------------      --------------

          Total                                           $ 2,216,154         $ 2,328,051
                                                        ==============      ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


A. The accompanying financial statements should be read in conjunction with the Company's 1997 Annual Report and Form 10-K.

B. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and 1997, and the results of operations and cash flows for the three months and six months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three- and six-month periods ended June 30, 1998 and 1997, are not indicative of results for a full year because of the seasonal nature of the Company's natural gas distribution operations.

D. In April 1998 management adopted a formal plan to sell the Company's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements have been restated to classify these as discontinued operations. Management believes that the operations will be sold in the fourth quarter of 1998.

       Net income (loss) from discontinued operations was $1.0 million for the six months ended June 30, 1997 and ($4.6) million for the six months ended June 30, 1998. These results were reported net of income tax expense (benefit) of $.06 million and $(2.3) million in 1997 and 1998, respectively.

       Interest expense allocated to discontinued operations was $4.0 million in the first six months of 1998 and $3.5 million in the first six months of 1997.

       Proceeds from the sale of the midstream operations are expected to be adequate to exceed estimated losses from operations and costs of disposal.

       The net assets of discontinued operations are summarized as follows:

                                        June 30, 1998         December 31, 1997
                                      ------------------------------------------
                                                    (millions)

       Property, plant and equipment    $        326.8         $        319.5
       Deferred credits                          (86.6)                 (81.3)
                                        --------------         --------------
                                        $        250.2         $        238.2
                                        ==============         ==============

                  Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


E. In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding. Interest expense for the three- and six-months ended June 30, 1998, includes $1.7 million of preferred dividends related to the trust preferred capital securities.

F.   Comprehensive Income

     In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be reported as other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     During the six months ended June 30, 1998 and 1997, total comprehensive income (which includes net income) amounted to $22,322,000 and $18,803,000, respectively.

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

H.   Segment Disclosure

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is effective for 1998 year-end financial statements. The company has not yet determined what effect SFAS No. 131 will have on the Company's reported segments.

                  Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


I.   Derivative Instruments and Hedging Activities

     In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet decided when to adopt the statement. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect SFAS No. 133 will have on the earnings and financial position of the Company. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

J. At June 30, 1998, 8,963,000 shares of Common Stock were reserved as follows: 460,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,726,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Nonemployee Directors' Stock Incentive Plan, 26,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 6,675,000 shares for possible use in connection with future acquisitions.


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                         Information by Business Segment


                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                         -------------------------------       ---------------------------------
                                                            1998                1997                1998                1997
                                                         -------------------------------       ---------------------------------
                                                                   (Thousands)                             (Thousands)
                                                         -------------------------------       ---------------------------------
                                                                              Restated                               Restated
Operating revenues

Supply and logistics                                        $  38,269         $  50,387            $  82,811         $  98,471
Utilities                                                      75,234            83,426              233,904           277,522
Services                                                       98,007            74,096              215,808           182,698
Sales between segments                                        (29,413)          (30,013)             (57,194)          (76,639)
                                                         -------------     -------------       --------------     -------------
   Total                                                    $ 182,097         $ 177,896            $ 475,329         $ 482,052
                                                         =============     =============       ==============     =============

Operating income (loss) from continuing operations:

Supply and logistics                                        $   6,551         $   9,640            $  19,996         $  20,670
Utilities                                                       7,144            (8,826)              44,317            30,447
Services                                                         (330)           (5,308)              (2,106)           (6,274)
                                                         -------------     -------------       --------------     -------------
   Total                                                    $  13,365         $  (4,494)           $  62,207         $  44,843
                                                         =============     =============       ==============     =============

Capital expenditures (continuing operations):

Supply and logistics                                        $  41,318         $  18,366            $  58,525         $  28,336
Utilities                                                      10,556             9,920               18,569            18,303
Services                                                          144               609                  580               938
                                                         -------------     -------------       --------------     -------------
   Total                                                    $  52,018         $  28,895            $  77,674         $  47,577
                                                         =============     =============       ==============     =============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

OVERVIEW


        Equitable's consolidated net income for the quarter ended June 30, 1998, was $2.3 million, or $0.06 per share, compared with a net loss of $9.3 million, or $0.26 per share, for the quarter ended June 30, 1997. The 1997 loss included a one-time, after-tax charge of $8.5 million ($13 million pretax), or $0.24 per share, for an asset writedown related to the Company's investment in a natural gas storage project in Avoca, New York.

        In April 1998 the Company adopted a formal plan to sell its natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements have been restated to classify these as discontinued operations. Management believes that the operations will be sold in the fourth quarter of 1998.

        Equitable's income from continuing operations for the three months ended June 30, 1998, was $2.3 million, or $0.06 per share, compared to a loss of $7.7 million, or $0.22 per share for the three months ended June 30, 1997. Excluding the one-time charge for the storage project, 1997 results from continuing operations would have been $0.8 million of net income or $0.02 per share for the three months ended June 30. Overall, the current period results benefited from higher net revenues from energy service operations and lower utility operating expenses. These benefits were partially offset by lower revenues from crude oil and natural gas liquids production and lower retail gas sales due to warmer weather in the Company's distribution territory. The negative impact of the weather was mitigated by a new retail rate design and base rate increase implemented by the Company's distribution division in the fourth quarter of 1997.

        Equitable's consolidated net income for the six months ended June 30, 1998, was $22.3 million, or $0.72 per share, compared to $18.5 million or $0.49 per share for the six months ended June 30, 1997. Excluding the 1997 storage charge, income from continuing operations was essentially unchanged at $26.9 million, or $0.72 per share, for 1998 compared to $26.0 million, or $0.73 per share for 1997. The current year benefits of higher net revenues from energy services, new utility rate design, and lower production, exploration and maintenance expenses in Supply and Logistics and Utilities were offset by the effects of lower crude oil and natural gas liquids revenues, distribution territory weather 21% warmer than 1997, increased depreciation, depletion and amortization charges, and increased interest expense.

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


                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
SUPPLY AND LOGISTICS                                1998                   1997                1998                1997
-----------------------------------------------------------------------------------      ------------------------------------
                                                           (Thousands)                               (Thousands)
                                                 ----------------------------------      ------------------------------------
                                                                      Restated                                  Restated
Continuing Operations
Operating Revenues
   Produced Natural Gas                               $ 28,508          $ 28,658               $ 60,677           $ 57,443
   Produced Natural Gas Liquids                          4,110             6,216                  9,939             11,763
   Crude Oil                                             3,691             7,233                  7,857             14,721
   Other                                                 1,960             8,280                  4,338             14,544
                                                 --------------   ---------------        ---------------    ---------------
      Total Revenues                                    38,269            50,387                 82,811             98,471
Cost of Energy  Purchased                                3,814             3,659                  7,608              7,715
                                                 --------------   ---------------        ---------------    ---------------
      Net Operating Revenues                            34,455            46,728                 75,203             90,756

Operating Expenses:
   Production                                            7,899             8,804                 14,964             17,670
   Exploration                                           1,772             4,096                  3,081              5,789
   Gas Processing                                        1,009             1,723                  2,261              3,043
   Other                                                 5,815            12,226                 12,236             23,226
   Depreciation, Depletion and Amortization             11,409            10,239                 22,665             20,358
                                                 --------------   ---------------        ---------------    ---------------
      Total Operating Expenses                          27,904            37,088                 55,207             70,086
                                                 --------------   ---------------        ---------------    ---------------

Operating Income from Continuing Operations           $  6,551          $  9,640               $ 19,996           $ 20,670
                                                 ==============   ===============        ===============    ===============

Sales Quantities:
   Produced Natural Gas (MMcf)                          13,305            13,584                 26,299             26,312
   Crude Oil (MBls)                                        271               421                    535                832
   Natural Gas Liquids (thousands of gallons)           16,021            16,979                 34,232             29,131

Discontinued Operations
   Operating Revenues                                  380,787           243,669                770,134            517,532
   Operating Income (loss)                                   -              (346)                (5,444)             4,797

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Three Months Ended June 30, 1998
vs. Three Months Ended June 30, 1997

        Net operating revenues for the three months ended June 30, 1998, decreased $12.3 million, due to the sale of the Company's Union Drilling division in the fourth quarter of 1997 ($5.1 million), declines in crude oil prices ($1.7 million) and volumes ($1.8 million) and natural gas liquids price decline ($1.8 million).

        Natural gas production  declined slightly in 1998 compared to 1997, as a
1.9 bcf increase in offshore Gulf production (97%) was more than offset by declines of 0.3 bcf in the Company's Appalachian region (3%) and 1.9 bcf due to the third quarter 1997 sale of the Company's western properties.

        The decline in crude oil production reflects the 1997 sale of the Company's western properties, which held the majority of the Company's oil reserves. The declines in crude oil (21%) and natural gas liquids (30%) prices are a reflection of the overall commodity market, where oil price indexes show a 27% decline for the three-months ended June 30, 1998, compared to the same period in 1997.

        Total operating expenses for the second quarter of 1998 reflect savings of $12.6 million due to the sales of the Union Drilling division and the western properties. In addition, exploration expenses are down in the Gulf by $1.7 million because the 1998 drilling program has reallocated much of its exploration budget to fund ongoing development and exploitation programs due to the decline in oil prices. These savings are partially offset by higher production costs ($1.7 million) and depreciation, depletion and amortization (DD&A) expenses ($4.0 million) in the Gulf due to increases offshore production activity and the acquisition of additional producing properties in the second half of 1997.

Six Months Ended June 30, 1998
vs. Six Months Ended June 30, 1997

        Net operating revenues for the six months ended June 30, 1998, decreased $15.6 million due primarily to the sale of the Union Drilling division ($8.4 million) and declines in crude oil volumes ($3.9 million) and prices ($3.0 million) and natural gas liquids prices ($3.3 million). These decreases are partially offset by an increase in the Company's average effective gas price ($3.9 million) as a result of a favorable hedged position.

        Gas volumes for the six-month period of 1998 are comparable to 1997 as production increases in the Gulf were offset by the loss of gas volumes associated with the western property sale. The decline in oil volumes for the year-to-date period is a result of the western sale.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

SUPPLY AND LOGISTICS (Continued)

        Total operating expenses for the first six months of 1998 benefited from the sales of the Union Drilling division ($8.7 million) and western properties ($14.2 million) and lower exploration expenses ($1.3 million) in the Gulf. Offsetting these decreases is an increase in the Gulf's production costs ($2.6 million) and DD&A expense ($8.3 million) due to the reasons noted above in the discussion of the second quarter results.


UTILITIES

        Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.



                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
UTILITIES                                               1998                  1997                  1998               1997
-------------------------------------------------------------------------------------        -------------------------------------
                                                                 (Thousands)                                        (Thousands)

Operating Revenues
   Residential Gas Sales                                  $ 35,974          $ 48,920               $ 140,775          $ 180,529
   Commercial Gas Sales                                      3,423             4,844                  14,073             21,620
   Industrial and Utility Gas Sales                         10,745            10,107                  22,357             27,040
   Marketed Gas Sales                                        5,271             4,665                   9,827             10,883
   Transportation Service                                   15,173            10,806                  37,790             29,291
   Storage Service                                           2,530             1,878                   4,975              3,786
   Other                                                     2,118             2,206                   4,107              4,373
                                                    ---------------    --------------        ----------------    ---------------
      Total Revenues                                        75,234            83,426                 233,904            277,522
Cost of Energy Purchased                                    29,555            36,218                 104,783            142,004
                                                    ---------------    --------------        ----------------    ---------------
      Net Operating Revenues                                45,679            47,208                 129,121            135,518

Operating Expenses:
   Operations and Maintenance                               31,450            36,228                  70,705             78,618
   Depreciation, Depletion  and Amortization                 7,085             6,806                  14,099             13,453
   Impairment of Assets                                                       13,000                                     13,000
                                                    ---------------    --------------        ----------------    ---------------
      Total Operating Expenses                              38,535            56,034                  84,804            105,071
                                                    ---------------    --------------        ----------------    ---------------
Operating Income                                          $  7,144          $ (8,826)              $  44,317          $  30,447
                                                    ===============    ==============        ================    ===============

Sales Quantities (MMcf):
   Residential Gas Sales                                     3,050             4,411                  13,720             17,307
   Commercial Gas Sales                                        342               444                   1,454              2,117
   Industrial and Utility Gas Sales                          4,048             4,350                   8,666              9,781
   Marketed Gas Sales                                        2,506             1,417                   4,710              3,382
   Transportation Deliveries                                22,199            21,126                  40,859             41,615
Heating Degree Days                                            572               919                   2,882              3,642


                Management's Discussion and Analysis of Financia
                Condition and Results of Operations (Continued)

Three Months Ended June 30, 1998
vs. Three  Months Ended June 30, 1997

        Net operating revenues for the quarter ended June 30, 1998, decreased 3.2% to $45.7 million, primarily as a result of weather 38% warmer than last year in the Company's western Pennsylvania area distribution operations. The effect of the weather on net operating revenues ($4.5 million) was substantially mitigated by the effect of the base rate increases for Pennsylvania residential and commercial customers and new rate design put in place by the Company in October 1997 ($2.8 million benefit).

        Approximately $0.8 million of the increase in transportation revenues compared to 1997 also results from a base rate increase in 1997, with the balance attributable to an increase in transportation for third parties rather than regulated affiliates. This increase had minimal impact on the Company's overall margins due to the regulatory treatment of purchased gas costs. Storage revenues also increased due to new rates in effect in 1998.

        Excluding the effect of the one-time storage project charge on 1997 results, operating expenses in the current period reflect the benefit of the mild weather, as lower sales revenues are offset by savings in gross receipts tax ($0.8 million), uncollectible accounts and customer assistance programs ($1.0 million, combined). The 1998 results also reflect lower utility and corporate administrative expenses ($1.9 million), as the benefits are realized from a third quarter 1997 evaluation and reduction of corporate office and noncore business functions.

Six Months Ended June 30, 1998
vs. Six Months Ended June 30, 1997

        Net operating revenues for the six-month period ended June 30, 1998, decreased $6.4 million (4.7%) due to the warmer weather ($13.5 million), substantially offset by the new rates in effect ($9.6 million) for gas sales and transportation at the distribution company and for transportation and storage services at Equitrans' pipeline. Marketed gas revenues declined 10% in the current period, as the effects of natural gas commodity price decreases of 35% offset volume increases of 40% compared to 1997. Taken together, these factors resulted in a $0.4 million decline in net operating revenues in 1998. Net operating revenues in 1998 declined by $1.3 million at Equitrans, due to the elimination of certain processing surcharges previously passed through to customers. This decrease is also reflected in operating expenses with no net impact on the Company.

        Excluding the storage project charge in 1997, operating expenses decreased due to weather related factors ($4.5 million), the 1997 evaluation and reduction of corporate office and noncore business functions ($2.3 million), and the elimination of the processing surcharge ($1.3 million) described above.

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


                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
SERVICES                                                 1998               1997                     1998              1997
--------------------------------------------------------------------------------------       -------------------------------------
                                                                 (Thousands)                              (Thousands)
Operating Revenues
   Marketed Natural Gas                                  $ 75,476           $ 71,023             $ 174,345            $ 176,742
   Energy Service Contracting                              22,531              3,073                41,463                5,956
                                                     -------------     --------------        --------------        -------------
      Total Revenues                                       98,007             74,096               215,808              182,698
Cost of Energy Purchased                                   75,076             68,914               172,237              171,497
Energy Service Contract Costs                              14,753              2,625                26,896                3,938
                                                     -------------     --------------        --------------        -------------
      Net Operating Revenues                                8,178              2,557                16,675                7,263

Operating Expenses:
   Other                                                    7,238              7,606                16,130               13,068
   Depreciation, Depletion and Amortization                 1,270                259                 2,651                  469
                                                     -------------     --------------        --------------        -------------
      Total Operating Expenses                              8,508              7,865                18,781               13,537
                                                     -------------     --------------        --------------        -------------

Operating Income (Loss)                                  $   (330)          $ (5,308)            $  (2,106)           $  (6,274)
                                                     =============     ==============        ==============        =============

Sales Quantities:
   Marketed Natural Gas (MMcf)                             32,626             27,163                68,556               57,725


Three Months Ended June 30, 1998
vs. Three Months Ended June 30, 1997

        Net operating revenues increased to $8.2 million for the quarter ended June 30, 1998, compared to $2.6 million for the same period in 1997. This segment's energy management and performance contracting operations experienced substantial growth in revenues, due to the acquisition of NORESCO and internally generated growth, as operations have moved forward from contract awards to construction projects over the past 12 months.

        This segment's energy marketing business experienced a $1.7 million reduction in net operating revenues in the second quarter of 1998, as energy prices remained low and competition increased for the more profitable commercial customers.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

SERVICES (Continued)

        Operating expenses for this group increased $.4 million due to the acquisition of NORESCO ($2.0 million), and the start-up of the energy marketing operations of Equitable Energy, a new nonregulated retail marketing group in the Company's southwestern Pennsylvania distribution area ($0.5 million). These increases were substantially offset by a decrease in operating expenses relating to the energy marketing business. Depreciation, depletion, and amortization also increased due to $0.8 million amortization of goodwill associated with NORESCO.

Six Months Ended June 30, 1998
vs. Six Months Ended June 30, 1997

        Net operating revenues increased to $16.7 million for the six months ended June 30, 1998, compared to $7.3 million for the same period in 1997. This segment's energy management and performance contracting operations experienced substantial growth in revenues, due to the acquisition of NORESCO and internally generated growth, as operations have moved forward from contract awards to construction projects over the past 12 months.

        This segment's energy marketing business experienced $3.1 million reduction in net operating revenues in the six months ended 1998, as energy prices remained low and competition increased for the more profitable commercial customers.

        Operating expenses for this group increased $3.0 million, primarily in the energy management and performance contracting businesses, due to the acquisition of NORESCO ($5.9 million), and the start-up of the energy marketing operations of Equitable Energy, a new nonregulated retail marketing group in the Company's southwestern Pennsylvania distribution area ($0.5 million) offset somewhat by a decrease in operating expenses relating to the energy marketing business. Depreciation, depletion, and amortization also increased due to $1.5 million amortization of goodwill associated with NORESCO.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

        Cash required for operations is impacted primarily by the seasonal nature of ERI's natural gas distribution operations and the volatility of oil and gas commodity prices. Short-term loans used to support working capital requirements during the summer months are repaid as gas is sold during the heating season.

        Cash flows from operating activities totaled $67.3 million in the three months ended June 30, 1998, compared to $13.4 million in the 1997 period. Cash flows from operations increased in 1998 primarily as a result of improved collections of accounts receivable.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

        The Company's performance contracting business requires substantial initial working capital investments which are recovered in revenues as the related energy savings are realized or when the contract is assigned. The net investment in these projects during the six months ended June 30, 1998, was approximately $25.1 million.

        ERI's financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Supply & Logistics segment, as well as replacements, improvements and additions to plant assets in the Utilities segment. Such capital expenditures during the 1998 quarter were approximately $52 million, including $37 million for exploration and production projects in the Gulf of Mexico. In addition, ongoing capital projects in the Company's discontinued operations accounted for an additional $10 million use of cash in the three months ended June 30, 1998. A total of $229 million has been authorized for the 1998 capital expenditure program. The Company expects to finance its authorized 1998 capital expenditure program with cash generated from operations and with short-term loans.

        In the second quarter of 1998, financing activities used $1.5 million of cash, as a result of the retirement of certain outstanding long-and short-term debt through the issuance of preferred trust capital securities described below.

        Capital Resources

        ERI has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.7% during the second quarter of 1998. ERI maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

        In April 1998 $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding.

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

YEAR 2000 COSTS

        ERI recognizes the need to ensure the continued safe and reliable operation of its regulated utility systems and its nonregulated businesses up to, across and beyond the year 2000. To achieve this, ERI has established a program office to coordinate ongoing efforts to identify systems (and operational processes) that are not Year 2000 compliant and to take corrective actions as appropriate. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues when their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems. Within ERI, assessment of systems has been substantially completed, systems have been prioritized for remediation or replacement activities and corrective action has been completed and tested on certain systems. In addition, ERI is presently upgrading many of its financial and operating systems as part of an enterprise-wide initiative to integrate systems and enhance operational efficiencies. These systems are Year 2000 compliant. Management believes it has adequate resources, both internal and external, to complete all necessary activities. The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

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

                           PART II. OTHER INFORMATION


Item 5.   Other Information

          The Securities and Exchange Commission has amended Rule 14a-4(C) under the Securities Exchange Act of 1934 (the "1934 Act") which governs the Company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in the Company's proxy solicitation materials pursuant to Rule 14a-8 of the 1934 Act. Therefore, in the event a shareholder does not notify the company by March 1, 1999, of an intent to present such a proposal at the Company's 1999 annual meeting, the Company's management proxies will have the right to exercise their discretionary authority in connection with the matter submitted by the shareholder, without discussion of the matter in the proxy statement.

Item  6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits:

                 4.1    Junior   Subordinated   Indenture   Between   Equitable
                        Resources, Inc. and Bankers Trust Company.

                 4.2 Amended and Restated Trust Agreement Between Equitable Resources, Inc. and Bankers Trust Company.

                 4.3 Equitable Resources, Inc. 7.35% Junior Subordinated Deferrable Interest Debentures Certificate.

                 10.1   Employment   Agreement   Addendum   No. 2 to  Employment
                        Agreement dated August 1, 1997,  with  Donald I. Moritz.

                 10.2 Employment Agreement dated as of May 4, 1998, with Murry S. Gerber.

                 10.3 Change in Control Agreement dated May 4, 1998, with Murry S. Gerber.

                 10.4 Supplemental Executive Retirement Agreement dated as of May 4, 1998, with Murry S. Gerber.

                 10.5   Post-Termination  Confidentiality  and   Non-Competition
                        Agreement  dated May 4, 1998,  with  Murry S. Gerber.

          (b)    Reports on Form 8-K during the quarter ended June 30, 1998:

                 Form 8-K Current Report dated May 4, 1998, announcing the appointment of Murry S. Gerber as the Company's president and chief executive officer effective June 1, 1998.

                 Form 8-K Current Report dated June 2, 1998, announcing a jury verdict in the case of U.S. Gas Transportation, Inc.

                 Form 8-K Current Report dated June 25, 1998, announcing the addition of David L. Porges as the Company's senior vice president and chief financial officer effective July 1, 1998.

                                    Signature





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EQUITABLE RESOURCES, INC.
                                                 (Registrant)





                                             /s/ David L. Porges
                                        ________________________________
                                                 David L. Porges
                                              Senior Vice President
                                            and Chief Financial Officer





Date:  August 14, 1998