Form 10-Q/A
period 1998-06-30
EQUITABLE RESOURCES INC /PA/
filed 1998-09-04
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

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

         This report is an amendment to the Equitable Resources, Inc. ("Company") quarterly report on Form 10-Q for the quarter ended June 30, 1998. The report is being amended to refile the Statements of Consolidated Income (Unaudited) which has been modified to place brackets around the Earnings (Loss) Per Share of Common Stock - Net Income for the Three Months Ended June 30, 1997.

         While the detail components of Earnings (Loss) Per Share, Continuing Operations and Discontinued Operations were bracketed, the brackets surrounding the total were inadvertently omitted.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                          EQUITABLE RESOURCES, INC.
                                                (Registrant)


                                           /s/ David L. Porges
                                        ------------------------------
                                              David L. Porges
                                           Senior Vice President
                                         and Chief Financial Officer






Date:  September 4, 1998

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                             June 30,
                                                                  1998             1997               1998              1997
                                                              -----------------------------       -----------------------------
                                                                                  Restated                            Restated

Operating revenues                                             $ 182,097         $ 177,896         $ 475,329         $ 482,052
Cost of energy purchased                                          94,430            82,288           255,834           249,872
                                                              -----------       -----------       -----------       -----------
     Net operating revenues                                       87,667            95,608           219,495           232,180
                                                              -----------       -----------       -----------       -----------

Operating expenses:
     Operation                                                    43,464            54,067            89,888           103,635
     Maintenance                                                   6,566             7,915            11,810            14,587
     Depreciation, depletion and amortization                     19,764            17,302            39,416            34,279
     Taxes other than income                                       4,508             7,818            16,174            21,836
      Impairment of assets                                             -            13,000                 -            13,000
                                                              -----------       -----------       -----------       -----------
         Total operating expenses                                 74,302           100,102           157,288           187,337
                                                              -----------       -----------       -----------       -----------

                                                                  13,365            (4,494)           62,207            44,843

Other income                                                         374               530               298               687
Interest charges                                                  10,262             9,219            20,852            18,942
                                                              -----------       -----------       -----------       -----------

Income (loss) before income taxes                                  3,477           (13,183)           41,653            26,588

Income taxes  (benefits)                                           1,203            (5,452)           14,727             9,081
                                                              -----------       -----------       -----------       -----------

Net income (loss) from continuing operations                       2,274            (7,731)           26,926            17,507

Income (loss) from discontinued operations after taxes                 -            (1,532)           (4,604)            1,020
                                                              -----------       -----------       -----------       -----------

Net income (loss)                                              $   2,274         $  (9,263)        $  22,322         $  18,527
                                                              ===========       ===========       ===========       ===========

Average common shares outstanding                                 37,050            35,289            36,953            35,355
                                                              ===========       ===========       ===========       ===========

Earnings (loss) per share of common stock - basic/diluted:
   Continuing operations                                          $ 0.06           $ (0.22)           $ 0.72            $ 0.49
   Discontinued operations                                             -             (0.04)            (0.12)             0.03
                                                              -----------       -----------       -----------       -----------
   Net income                                                     $ 0.06           $ (0.26)           $ 0.60            $ 0.52
                                                              ===========       ===========       ===========       ===========

Dividends per share of common stock                               $    -           $     -            $ 0.59            $ 0.59
                                                              ===========       ===========       ===========       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.