Form 10-Q
period 1998-09-30
EQUITABLE RESOURCES INC /PA/
filed 1998-11-13
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                                 Outstanding at
            Class                                             September 30, 1998

 Common stock, no par value                                   37,136,000  shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index




                                                                      Page No.

Part I.  Financial Statements:

      Statements of Consolidated Income for the Three and
         Nine Months Ended September 30, 1998 and 1997                    1

      Statements of Condensed Consolidated Cash Flows
         for the Three and Nine Months Ended September 30,
         1998 and 1997                                                    2

      Consolidated Balance Sheets, September 30, 1998,
          and December 31, 1997                                         3 - 4

      Notes to Consolidated Financial Statements                        5 - 7

      Information by Business Segment                                     8

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 9 - 20

Part II.  Other Information                                              21

Signature                                                                22

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                            1998               1997                 1998                 1997
                                                      ----------------------------------    --------------------------------------
                                                                             Restated                                  Restated

Operating revenues                                    $      159,318     $      165,337     $        627,720     $        647,389
Cost of sales                                                 72,475             64,347              321,382              314,219
                                                      ---------------    ---------------    -----------------    -----------------
     Net operating revenues                                   86,843            100,990              306,338              333,170
                                                      ---------------    ---------------    -----------------    -----------------

Operating expenses:
     Operation                                                40,350             49,952              130,238              153,587
     Maintenance                                               6,683              7,669               18,493               22,256
     Depreciation, depletion and amortization                 21,670             18,377               61,086               52,656
     Taxes other than income                                   4,628              5,919               20,802               27,755
     Impairment of assets and nonrecurring items                   -             10,725                    -               23,725
                                                      ---------------    ---------------    -----------------    -----------------
         Total operating expenses                             73,331             92,642              230,619              279,979
                                                      ---------------    ---------------    -----------------    -----------------

Operating income                                              13,512              8,348               75,719               53,191
Other income                                                     645             26,139                  943               26,826
                                                      ---------------    ---------------    -----------------    -----------------

Earnings from continuing operations,
before interest & taxes                                       14,157             34,487               76,662               80,017

Interest charges                                               9,858              9,714               30,710               28,656
                                                      ---------------    ---------------    -----------------    -----------------

Income before income taxes                                     4,299             24,773               45,952               51,361

Income taxes                                                   2,262              8,423               16,989               17,504
                                                      ---------------    ---------------    -----------------    -----------------

Net income from continuing operations                          2,037             16,350               28,963               33,857

Income (loss) from discontinued operations
after taxes                                                        -                637               (4,604)               1,657
                                                      ---------------    ---------------    -----------------    -----------------

Net income                                            $        2,037     $       16,987     $         24,359     $         35,514
                                                      ===============    ===============    =================    =================

Average common shares outstanding                             37,007             36,185               36,975               35,763
                                                      ===============    ===============    =================    =================

Earnings (loss) per share of common stock
- basic/diluted:
   Continuing operations                                      $ 0.06             $ 0.45               $ 0.78               $ 0.94
   Discontinued operations                                         -               0.02                (0.12)                0.05
                                                      ---------------    ---------------    -----------------    -----------------
   Net income                                                 $ 0.06             $ 0.47               $ 0.66               $ 0.99
                                                      ===============    ===============    =================    =================

Dividends per share of common stock                           $0.295             $0.295               $0.885               $0.885
                                                      ===============    ===============    =================    =================



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                                                          EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                                         (Thousands)




                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                      1998           1997                1998            1997
                                                                -----------------------------      -----------------------------
                                                                                   Restated                            Restated

Cash flows from operating activities                            $   (18,948)    $    16,376        $     96,019     $    87,866

Cash flows from investing activities:
         Capital expenditures                                       (46,307)        (54,119)           (123,981)       (101,696)
         Proceeds from sale of property                                   -         119,679                   -         119,992
         Additions to net assets of discontinued operations         (18,194)        (27,828)            (31,935)        (32,423)
                                                                ------------    ------------       -------------    ------------
               Net cash provided by (used in)
               investing activities                                 (64,501)         37,732            (155,916)        (14,127)
                                                                ------------    ------------       -------------    ------------

Cash flows from financing activities:
         Retirement of long-term debt                                     -               -             (10,880)           (157)
         Increase (decrease) in short-term loans                     80,340          51,458             (66,451)        102,659
         Dividends paid                                             (10,952)        (10,838)            (32,830)        (31,486)
         Proceeds from issuance of preferred trust securities             -               -             125,000               -
         Proceeds from issuance of common stock                         637           3,673               2,392           4,027
         Purchase of treasury stock                                       -          (4,845)                  -         (28,596)
                                                                ------------    ------------       -------------    ------------
               Net cash provided by  financing activities            70,025          39,448              17,231          46,447
                                                                ------------    ------------       -------------    ------------

Net increase (decrease) in cash and cash equivalents                (13,424)         93,556             (42,666)        120,186
Cash and cash equivalents at beginning of period                     40,200          41,367              69,442          14,737
                                                                ------------    ------------       -------------    ------------
Cash and cash equivalents at end of period                      $    26,776     $   134,923        $     26,776     $   134,923
                                                                ============    ============       =============    ============

Cash paid during the period for:
   Interest (net of amount capitalized)                         $    20,009     $    21,695        $     38,719     $    36,732
                                                                ============    ============       =============    ============
   Income taxes                                                 $       450     $     2,489        $     10,304     $     7,762
                                                                ============    ============       =============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)



               ASSETS                                                  September 30,     December 31,
                                                                            1998              1997
                                                                      ----------------------------------
                                                                                  (Thousands)
                                                                      ----------------------------------
                                                                                            Restated

Current assets:
   Cash and cash equivalents                                          $      26,776     $      69,442
   Accounts receivable                                                      231,067           360,713
   Unbilled revenues                                                         15,585            25,935
   Inventory                                                                 40,105            37,156
   Deferred purchased gas cost                                               43,670            44,053
   Derivative commodity instruments, at fair value                          109,922            82,912
   Prepaid expenses and other                                                54,563            64,523
                                                                      --------------    --------------

         Total current assets                                               521,688           684,734
                                                                      --------------    --------------

Property, plant and equipment                                             1,971,343         1,862,412

   Less accumulated depreciation and depletion                              723,385           675,410
                                                                      --------------    --------------

              Net property, plant and equipment                           1,247,958         1,187,002
                                                                      --------------    --------------

Net assets of discontinued operations                                       267,835           238,182
                                                                      --------------    --------------

Other assets                                                                221,852           218,133
                                                                      --------------    --------------

               Total                                                  $   2,259,333     $   2,328,051
                                                                      ==============    ==============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)



           LIABILITIES AND STOCKHOLDERS EQUITY                         September 30,     December 31,
                                                                            1998             1997
                                                                      ----------------------------------
                                                                                 (Thousands)
                                                                      ----------------------------------
                                                                                            Restated
Current liabilities:
   Short-term loans                                                   $     214,993     $     286,444
   Accounts payable                                                         152,790           288,192
   Derivative commodity instruments, at fair value                          108,172            79,012
   Other current liabilities                                                101,721            92,053
                                                                      --------------    --------------

      Total current liabilities                                             577,676           745,701
                                                                      --------------    --------------

Long-term debt                                                              412,419           417,564

Deferred and other credits                                                  323,059           341,266

Commitments and contingencies                                                     -                 -
Preferred trust securities                                                  125,000                 -

Capitalization:
   Common stockholders' equity:
      Common stock, no par value, authorized 80,000
          shares; shares issued September 30,1998, 37,192;
          December 31, 1997, 36,929                                         276,092           269,878
      Retained earnings                                                     546,773           555,246
      Treasury stock, shares at cost September 30, 1998,
         56; December 31, 1997, 56                                           (1,551)           (1,551)
      Accumulated other comprehensive income                                   (135)              (53)
                                                                      --------------    --------------

          Total common stockholders' equity                                 821,179           823,520
                                                                      --------------    --------------

          Total                                                       $   2,259,333     $   2,328,051
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

B. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and 1997, and the results of operations and cash flows for the three months and nine months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three- and nine-month periods ended September 30, 1998 and 1997, are not indicative of results for a full year because of the seasonal nature of the Company's natural gas distribution operations.

D. In April 1998 management adopted a formal plan to sell the Company's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements have been restated to classify these as discontinued operations. On September 14, 1998, the Company announced an agreement to sell the operations for $320 million, subject to working capital and other adjustments at closing. Net proceeds from the sale of the midstream operations are expected to be sufficient to exceed estimated losses from operations and costs of disposal. The transaction is expected to close before the end of 1998.

         Net income (loss) from discontinued operations was $1.7 million for the nine months ended September 30, 1997, and $(4.6) million for the nine months ended September 30, 1998. These results were reported net of income tax expense (benefit) of $1.3 million and $(2.3) million in 1997 and 1998, respectively.

         Interest expense allocated to discontinued operations was $6.5 million in the first nine months of 1998 and $5.2 million in the first nine months of 1997.

         The net assets of discontinued operations are summarized as follows:

                                             September 30,          December 31,
                                                 1998                   1997
                                             -----------------------------------
                                                         (millions)

         Property, plant and equipment       $      339.9          $     319.5
         Deferred credits                           (72.1)               (81.3)
                                             -------------         ------------
                                             $      267.8          $     238.2
                                             =============         ============

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

E. In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding. Interest expense for the three- and nine-months ended September 30, 1998, includes $2.4 million and $4.1 million, respectively, of preferred dividends related to the trust preferred capital securities.

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

G.       Segment Disclosure

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

H.       Pension Disclosure

         Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" (SFAS No.
         132) revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they previously were. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the new disclosure requirements in its annual financial statements for the year ending December 31, 1998.

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

I.       Derivative Instruments and Hedging Activities

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) revises certain accounting and reporting for derivative instruments, including those designated as a hedge of another instrument or transaction. The Company already records derivatives other than hedges on the balance sheet at fair value, as required by this standard. Under SFAS No. 133, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect SFAS No. 133 will have on the earnings and financial position of the Company. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

         SFAS No. 133 is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet decided when to adopt the statement.

J. At September 30, 1998, 8,936,000 shares of Common Stock were reserved as follows: 460,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,715,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Nonemployee Directors' Stock Incentive Plan, 10,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan, and 6,675,000 shares for possible use in connection with future acquisitions.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                         Information by Business Segment

                                                                  Three Months Ended                       Nine Months Ended
                                                                    September 30,                            September 30,
                                                           ---------------------------------        --------------------------------
                                                              1998                 1997                1998                 1997
                                                           ---------------------------------        --------------------------------
                                                                     (Thousands)                              (Thousands)
                                                           ---------------------------------        --------------------------------
                                                                                 Restated                                  Restated

Operating revenues:

Production                                                 $     39,446       $      60,557         $    122,257       $    159,028
Utilities                                                        51,887              54,551              285,791            332,073
Services                                                         92,539              86,922              308,347            269,620
Sales between segments                                          (24,554)            (36,693)             (88,675)          (113,332)
                                                           -------------      --------------        -------------      -------------
   Total                                                   $    159,318       $     165,337         $    627,720       $    647,389
                                                           =============      ==============        =============      =============

Operating income (loss) from continuing operations:

Production                                                 $      8,770       $      20,710         $     28,766       $     41,380
Utilities                                                         4,239             (10,894)              48,556             19,553
Services                                                            503              (1,468)              (1,603)            (7,742)
                                                           -------------      --------------        -------------      -------------
   Total                                                   $     13,512       $       8,348         $     75,719       $     53,191
                                                           =============      ==============        =============      =============

Capital expenditures (continuing operations):

Production                                                 $     37,094       $      22,973         $     95,619       $     51,309
Utilities                                                         8,875              16,921               27,444             35,224
Services                                                            338              14,225                  918             15,163
                                                           -------------      --------------        -------------      -------------
   Total                                                   $     46,307       $      54,119         $    123,981       $    101,696
                                                           =============      ==============        =============      =============


Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW


         Equitable's consolidated net income for the quarter ended September 30, 1998, was $2.0 million, or $0.06 per share, compared with net income of $17.0 million, or $0.47 per share, for the quarter ended September 30, 1997. The 1997 period included other income of $25.6 million from the sale of oil and gas production properties, and a nonrecurring pretax charge of $10.7 million.

         Equitable's income from continuing operations for the three months ended September 30, 1998, was $2.0 million, or $0.06 per share, compared to income of $16.4 million, or $0.45 per share for the three months ended September 30, 1997. Excluding the $25.6 million gain and $10.7 million charge, 1997 results from continuing operations would have been $6.1 million of net income or $0.18 per share for the three months ended September 30. Overall, the current period results were adversely affected by lower revenues for crude oil and natural gas liquids, and the scheduled reduction in the direct billing settlement amount collected through the Company's annual gas cost filing. These reductions were partially offset by increased margins on retail gas sales, due to a fourth quarter 1997 rate increase, and improved margins in the Company's energy services business.

         Equitable's consolidated net income for the nine months ended September 30, 1998, was $24.4 million, or $0.66 per share, compared to $35.5 million or $0.99 per share for the nine months ended September 30, 1997. Excluding the 1997 gain on sale, and $23.7 million of nonrecurring charges, income from continuing operations was $29.0 million, or $0.78 per share, for 1998 compared to $32.6 million, or $0.91 per share for 1997. The current year has been affected by lower crude oil and natural gas liquids revenues, coupled with low retail volumes from year-to-date weather 22% warmer than 1997, increased depreciation, depletion and amortization charges and increased interest expense. The effects of these have been partially offset by increased rates on retail gas sales, improved margins on energy service contracts, and lower exploration and maintenance expenses.

         In September 1998 the Company announced an agreement to sell its discontinued natural gas midstream operations for $320 million, subject to working capital adjustments at closing. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The transaction is expected to close before the end of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (Continued)

         Also in the fourth quarter of 1998, management expects to record a pretax restructuring charge of at least $20 million, principally related to its recent initiatives to improve the Company's cost structure and increase efficiency. These initiatives, which were approved early in the fourth quarter by the Company's Board of Directors, include a "voluntary reduction program" (to be coupled with an involuntary separation program if necessary) to reduce the size of the Company's corporate and utility segment staff; the removal of three management layers and associated overhead from the Production segment; the closing of unprofitable marketing regions in ERI Services' retail marketing operation; and the proposed sale of the Company's Pittsburgh headquarters building. The Company is continuing to review other cost saving measures along with separate actions related to Equitable's focus on its core businesses, that will most likely result in a considerably larger one-time charge.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

PRODUCTION

         In anticipation of the sale of the Company's midstream operations and the concentration of Equitable's Gulf region activities on gas and oil production,  the  Company's  Supply  and  Logistics  segment  has  been  renamed
Equitable Production. The Production segment's continuing operations are comprised of the exploration and production of natural gas and crude oil and the processing and sale of natural gas liquids through operations focused in the Appalachian and offshore Louisiana Gulf Coast regions.


                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
PRODUCTION                                            1998                     1997                 1998                 1997
---------------------------------------------------------------------------------------       --------------------------------------
                                                               (Thousands)                                 (Thousands)
                                                    -----------------------------------       --------------------------------------
                                                                             Restated                                  Restated
Continuing operations
Operating revenues
   Produced natural gas                             $     29,051         $     29,414         $     89,729         $     86,857
   Produced natural gas liquids                            3,696                6,318               13,635               18,081
   Crude oil                                               2,875                5,856               10,732               20,577
   Other                                                   3,824               18,969                8,161               33,513
                                                    -------------        -------------        -------------        -------------
      Total revenues                                      39,446               60,557              122,257              159,028
Cost of energy purchased                                   2,692                3,713               10,300               11,428
                                                    -------------        -------------        -------------        -------------
      Net operating revenues                              36,754               56,844              111,957              147,600

Operating expenses:
   Production                                              7,295                7,897               22,259               25,567
   Exploration                                               670                1,935                3,083                6,605
   Gas processing                                          1,025                1,357                3,286                4,400
   Other                                                   6,341               13,435               19,245               37,780
   Depreciation, depletion and amortization               12,653               10,310               35,318               30,668
   Impairment of assets and nonrecurring items                 -                1,200                    -                1,200
                                                    -------------        -------------        -------------        -------------
      Total operating expenses                            27,984               36,134               83,191              106,220
                                                    -------------        -------------        -------------        -------------

Operating income from continuing operations                8,770               20,710               28,766               41,380
Other income                                                  41               25,957                 (732)              26,511
                                                    -------------        -------------        -------------        -------------

Earnings from continuing operations,
    before interest and taxes                       $      8,811         $     46,667         $     28,034         $     67,891
                                                    =============        =============        =============        =============

Sales quantities:
   Produced natural gas (MMcf)                            14,224               13,976               40,523               40,288
   Crude oil (MBls)                                          224                  361                  759                1,193
   Natural gas liquids (thousands of gallons)             15,176               18,696               49,408               47,827

Discontinued operations
   Operating revenues                                    352,935              349,022            1,123,069              866,554
   Earnings before interest and taxes                          -                2,820               (5,087)               8,122


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended September 30, 1998
vs. Three Months Ended September 30, 1997

         Net operating revenues for the three months ended September 30, 1998, decreased $20.1 million, primarily due to the sale of the Company's Union Drilling division in the fourth quarter of 1997 ($7.8 million), declines in crude oil prices ($1.4 million) and volumes ($1.5 million), natural gas liquids price decline ($1.8 million), and the scheduled reduction in direct billing revenues ($5.2 million).

         Natural gas production increased slightly in 1998 compared with 1997, as a 2.0 bcf increase in offshore Gulf production (74%) offset declines of 0.2 bcf in the Company's Appalachian region (2%) and 1.6 bcf due to the third and fourth quarter 1997 sales of the Company's western properties.

         The decline in crude oil production reflects the 1997 sale of the Company's western properties, which held the majority of the Company's oil reserves. The declines in crude oil (21%) and natural gas liquids (28%) prices continue to be a reflection of the overall commodity market, where oil price indexes show a 27% decline for the three months ended September 30, 1998, compared to the same period in 1997.

         Total operating expenses for the third quarter of 1998 reflect reductions of $12.3 million due to the sales of the Union Drilling division and the western properties. These reductions are partially offset by higher production costs ($1.1 million) and depreciation, depletion and amortization (DD&A) expenses ($4.6 million) in the Gulf due to increased offshore production activity and the acquisition of additional producing properties in the fourth quarter of 1997.

         Other income in 1997 included a pretax gain of $25.6 million related to the sale of certain of the Company's western production properties.

Nine Months Ended September 30, 1998
vs. Nine Months Ended September 30, 1997

         Net operating revenues for the nine months ended September 30, 1998, decreased $35.6 million due primarily to the sale of the Union Drilling division ($16.2 million), decreases in crude oil volumes ($5.4 million) and prices ($4.4 million), natural gas liquids price decline ($4.9 million), and the scheduled reduction in direct billing revenues ($5.2 million). These decreases are partially offset by an increase in the Company's average effective gas price ($3.5 million) as a result of a favorable hedged position.

         Gas volumes for the nine-month period of 1998 are up slightly compared to 1997 as production increases in the Gulf offset the loss of gas volumes associated with the western property sale. The decline in oil volumes for the year-to-date period is a result of the western sale.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PRODUCTION (Continued)

         Total operating expenses for the first nine months of 1998 benefited from the sales of the Union Drilling division ($15.3 million) and western properties ($19.3 million) and lower exploration expenses ($2.0 million) in the Gulf. The Company's exploration program has been reduced in the current year due to low commodity prices. Offsetting these decreases is an increase in the Gulf's production costs ($3.7 million) and DD&A expense ($12.9 million) due to the reasons noted above in the discussion of the third quarter results.


UTILITIES

         Utilities operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.


                                                                 Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
UTILITIES                                                   1998                   1997                1998               1997
-------------------------------------------------------------------------------------------       ---------------------------------
                                                                     (Thousands)                             (Thousands)

Operating revenues
   Residential gas sales                                $     21,365         $     24,632         $   162,140          $ 205,161
   Commercial gas sales                                        2,120                2,004              16,193             23,624
   Industrial and utility gas sales                            5,816                8,452              28,173             35,492
   Marketed gas sales                                          3,645                4,715              13,472             15,598
   Transportation service                                     14,277                8,815              52,067             38,106
   Storage service                                             2,599                2,171               7,574              5,957
   Other                                                       2,065                3,762               6,172              8,135
                                                        -------------        -------------        ------------         ----------
      Total revenues                                          51,887               54,551             285,791            332,073
Cost of energy purchased                                      11,151               17,255             115,934            159,259
                                                        -------------        -------------        ------------         ----------
      Net operating revenues                                  40,736               37,296             169,857            172,814

Operating expenses:
   Operations and maintenance                                 28,828               31,953              99,533            110,571
   Depreciation, depletion and amortization                    7,669                6,912              21,768             20,365
   Impairment of assets                                            -                9,325                   -             22,325
                                                        -------------        -------------        ------------         ----------
      Total operating expenses                                36,497               48,190             121,301            153,261
                                                        -------------        -------------        ------------         ----------

Operating income                                               4,239              (10,894)             48,556             19,553
Other income                                                     281                  143                 881                262
                                                        -------------        -------------        ------------         ----------

Earnings before interest and taxes                      $      4,520         $    (10,751)        $     49,437         $  19,815
                                                        =============        =============        ============         ==========

Sales quantities (MMcf):
   Residential gas sales                                       1,512                1,941              15,232             19,248
   Commercial gas sales                                          154                  162               1,608              2,279
   Industrial and utility gas sales                            2,530                3,545              11,196             13,326
   Marketed gas sales                                          1,912                2,206               6,622              6,277
   Transportation deliveries                                  24,509               20,444              65,386             62,059

Heating degree days                                               56                  139               2,938              3,781


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Three Months Ended September 30, 1998
vs. Three  Months Ended September 30, 1997

         Net operating revenues for the quarter ended September 30, 1998, increased 9.2% to $40.7 million, primarily as a result of a base rate increase and new rate design put in place by the Company's western Pennsylvania area distribution operations in October 1997. The effect of the new rates on net operating revenues ($3.7 million) was partially offset by lower gas sales ($0.4 million) to retail customers because of warmer September weather.

         Approximately $0.8 million of the increase in transportation revenues compared to 1997 also results from a base rate increase in October 1997, with the balance attributable to an increase in transportation for third parties rather than regulated affiliates. The $4.6 million increase in transportation revenues for third parties had minimal impact on the Company's overall margins due to the regulatory treatment of purchased gas costs. Storage revenues also increased due to new rates in effect in 1998.

         The operating expense decline in the current period reflects lower uncollectible accounts and customer assistance programs ($0.3 million) as a result of decreased residential sales revenues, and lower utility and corporate administrative expenses ($1.6 million), as the benefits are realized from the third quarter 1997 evaluation and reduction of corporate office and noncore business functions.

Nine Months Ended September 30, 1998
vs. Nine Months Ended September 30, 1997

         Net operating revenues for the nine-month period ended September 30, 1998, decreased $3.0 million (1.7%). Year-to-date effects of the warmer weather ($11.8 million) have been offset by the new rates in effect ($12.8 million) for gas sales and transportation at the distribution company and for transportation and storage services at Equitrans' pipeline. Marketed gas revenues declined 14% in the current period, as the result of natural gas commodity price decreases more than offsetting volume increases compared to the 1997 period. These factors resulted in a $0.4 million decline in net operating revenues for marketed gas in 1998. Certain surcharges are no longer passed through to customers, reducing net operating revenues in 1998 by $1.6 million, pursuant to an alternative pricing election by the liquids processor on its extraction contracts. This same decrease is also reflected in operating expenses.

         Excluding the one-time storage project and corporate office charges in 1997, operating expenses decreased from 1997 to 1998 due to weather related factors ($4.8 million), on-going cost savings resulting from the 1997 evaluation and reduction of corporate office and noncore business functions ($3.8 million), and the elimination of the processing surcharge ($1.6 million) described above.

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


                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                           September 30,
SERVICES                                                      1998                  1997               1998                1997
----------------------------------------------------------------------------------------------    ----------------------------------
                                                                       (Thousands)                             (Thousands)
Operating revenues
   Marketed natural gas                                    $      58,843      $      64,422       $     233,188      $     241,164
   Energy service contracting                                     33,696             22,500              75,159             28,456
                                                           --------------     --------------      --------------     --------------
      Total revenues                                              92,539             86,922             308,347            269,620
Cost of energy purchased                                          58,534             62,982             230,771            234,479
Energy service contract costs                                     23,888             16,409              50,784             20,347
                                                           --------------     --------------      --------------     --------------
      Net operating revenues                                      10,117              7,531              26,792             14,794

Operating expenses:
   Selling, general and administrative                             8,265              7,645              24,395             20,713
   Depreciation, depletion and amortization                        1,349              1,154               4,000              1,623
   Impairment of assets and other nonrecurring charges                 -                200                   -                200
                                                           --------------     --------------      --------------     --------------
      Total operating expenses                                     9,614              8,999              28,395             22,536
                                                           --------------     --------------      --------------     --------------

Operating income (loss)                                              503             (1,468)             (1,603)            (7,742)
Other income                                                         323                 39                 794                 53
                                                           --------------     --------------      --------------     --------------
Earnings before interest and taxes                         $         826      $      (1,429)      $        (809)     $      (7,689)
                                                           ==============     ==============      ==============     ==============

Sales quantities:
   Marketed natural gas (MMcf)                                    25,274             31,233              93,830             88,958


Three Months Ended September 30, 1998
vs. Three Months Ended September 30, 1997

         Net operating revenues increased to $10.1 million for the quarter ended September 30, 1998, compared to $7.5 million for the same period in 1997. This segment's energy management and performance contracting operations now hold a larger mix of commercial government and international projects. During the quarter, several significant contracts were signed. At September 30, 1998, construction backlog totaled approximately $90 million.

         This segment's energy marketing business experienced a $1.1 million reduction compared to 1997 in net operating revenues in the third quarter of 1998, as energy prices remained low and competition increased for the more profitable commercial customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SERVICES (Continued)

         Operating expenses for this segment increased $0.8 million, as residential marketing programs in western Pennsylvania and southern Ohio were introduced in the current quarter. Partially offsetting increased marketing expenses was a reduction in other operating expenses.

Nine Months Ended September 30, 1998
vs. Nine Months Ended September 30, 1997

         Net operating revenues increased to $26.8 million for the nine months ended September 30, 1998, compared to $14.8 million for the same period in 1997. This segment's energy management and performance contracting operations experienced substantial growth in revenues, due to the acquisition of NORESCO and internally generated growth, as operations have moved forward from contract awards to construction projects over the past 12 months.

         This segment's energy marketing business experienced a $4.3 million reduction in net operating revenues in the nine months ended 1998, as the segment's revenue from several industrial/commercial accounts was terminated.

         Operating expenses for this segment increased $5.9 million, primarily in the energy management and performance contracting businesses, due to the acquisition of NORESCO ($9.2 million), offset somewhat by a decrease in operating expenses relating to the energy marketing business. Depreciation, depletion, and amortization also increased due to $2.3 million amortization of goodwill associated with NORESCO.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

         Cash used by operating activities totaled $18.9 million in the three months ended September 30, 1998, compared to cash provided by operating activities of $6.3 million in the 1997 period. Cash flows from operations decreased in 1998 primarily as a result of reduced collection of accounts receivable. During the third quarter of 1998, collections of previous winter heating bills were down $10 million at the utility operations, compared to the prior year, as a result of lower gas sales to retail customers as a result of warmer weather in the winter months. In the Company's discontinued operations, cash was used during the third quarter, as payments to creditors for trade accounts payable exceeded collections on accounts receivable by $18 million. This was primarily a reversal of the second quarter 1998 when collections on accounts receivable exceeded vendor payments by a like amount. Overall sales volumes have decreased in this group as the sale of the operation approaches.

         The Company's performance contracting business requires substantial initial working capital investments which are recovered in revenues as the related energy savings are realized or when the contract is assigned. The net investment in these projects during the nine months ended September 30, 1998, was approximately $9.5 million.

         ERI's financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Production segment, as well as replacements, improvements and additions to plant assets in the Utilities segment. Such capital expenditures during the 1998 quarter were approximately $46 million, including $25 million and $12 million for exploration and production projects in the Gulf of Mexico and Appalachian regions, respectively. In addition, ongoing capital projects in the Company's discontinued operations accounted for an additional $17 million use of cash in the three months ended September 30, 1998. In the first nine months of 1998, the Company has expended $124 million on capital projects. A total of $229 million has been authorized for the 1998 capital expenditure program. The Company has financed its 1998 capital expenditure program with cash generated from operations and with short-term loans.

         Capital Resources

         ERI has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.62% during the third quarter of 1998. ERI maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

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

         In the fourth quarter of 1998, the Company expects to close the sale of its midstream operations for $320 million. Net proceeds to the Company may be used to retire a portion of the Company's outstanding long-and short-term debt, to fund the possible repurchase, over the next several years of up to 5.6 million shares of the Company's common stock, or for new investments. Any long-term debt redeemed prior to maturity will require payment of certain premiums, resulting in an extraordinary loss in the period in which the redemption occurs.

YEAR 2000

         State of Readiness

         The Company initiated an enterprise-wide project in 1996 to address the Year 2000 issue. A management team was put in place to manage this project and a detailed project plan has been developed to address the three identified primary risk areas: process controls and facilities, business information systems applications, and issues relative to third party product and service providers. This plan is continuously updated and reviewed regularly with senior management and the Board of Directors. The Company is on schedule to complete remediation and testing of all critical components as planned.

         To date the Company has completed the inventory and assessment phases covering all process controls (embedded chips), facilities and systems applications. Testing has begun on process controls, using both internal resources and contracted engineers and is currently on schedule. Full testing is expected to be completed by the end of January 1999. The testing and remediation of systems applications are on schedule with approximately 60% of those deemed critical remediated and 30% into the testing phase. In addition, ERI is presently upgrading many of its financial and operating systems. These systems are Year 2000 compliant.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (Continued)

         Additionally, the Company has developed a formal communications process with external parties with whom it does business to determine the extent to which they have addressed their Year 2000 compliance. The Company will continue to evaluate responses as they are received. Actions to remediate potential problems (up to and including shifting business to Year 2000 compliant vendors from those with problems) will take place in 1999.

         Costs

        As the work is in process, the total cost of the Company's Year 2000 project is still being evaluated. Until all process control systems have been tested and documented, planned for the end of January 1999, the full cost of remediation of this part of the project will not be known. The cost to date, however, is $2.5 million, and the total cost estimate for the balance of the project is an additional $2.6 million. All of the costs have been or will be charged to operating expense except $0.5 million of systems upgrades, which will be capitalized and charged to expense over the estimated useful life of the associated hardware and software. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

         Risks and Contingencies

         The Company continues to evaluate risks associated with the potential inability of outside parties to successfully complete their Year 2000 effort and contingency plans are being developed and/or adapted as appropriate. While the Company is confident of the continued safe and reliable operation of its natural gas delivery system into the Year 2000, monitoring the progress of critical suppliers is an ongoing process. A potential scenario would involve the failure of one or more of the gas marketers supplying the Company's distribution operations. If this occurs, the Company would either supply its customers from existing internal supply sources or attempt to purchase supply on the "spot" market, probably at somewhat higher prices. Unless supply shortfalls were of a long duration or occurred during a period of extreme weather conditions, when spot supplies might not be as readily available, it would be unlikely that the distribution company would have to curtail deliveries to its customers. If it appears that this scenario is more than a remote possibility additional contingency plans will be put into place.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Disclosures in this report may include forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products and operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of changes in commodity prices for gas and oil, changes in interest rates, the timing and extent of the Company's success in acquiring gas and oil properties and in discovering, developing and producing reserves, the inability of the Company or others to remediate Year 2000 concerns in a timely fashion, delays in obtaining necessary governmental approvals and the impact of competitive factors on profit margins in various markets in which the Company competes.

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

           (a)     Exhibits:

           10.1 Employment Agreement dated as of July 1, 1998, with David L. Porges.

           10.2 Change in Control Agreement dated July 1, 1998, with David L. Porges.

           10.3    Post-Termination    Confidentiality    and    Non-Competition
                   Agreement dated July 1, 1998, with David L. Porges.

           10.4 Equitable Resources, Inc. Breakthrough Long-Term Incentive Plan for certain executives of the Company.

           10.5 Purchase Agreement by and among Equitable Resources Energy Company, ET Bluegrass Company, EREC Nevada, Inc. and ERI Services, Inc. and AEP Resources, Inc. dated September 12, 1998, for the purchase of midstream assets.

           (b)     Reports on Form 8-K during the quarter  ended  September  30,
                   1998:

                   Form 8-K Current Report dated September 14, 1998, announcing ERI's agreement to sell its natural gas midstream operations to AEP Resources, Inc.

                                    Signature





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                EQUITABLE RESOURCES, INC.
                                                      (Registrant)





                                                 /s/ David L. Porges
                                             -------------------------------
                                                     David L. Porges
                                                 Senior Vice President
                                               and Chief Financial Officer










Date:  November 13, 1998