Form 10-K
period 1998-12-31
EQUITABLE RESOURCES INC /PA/
filed 1999-03-19
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-3551

                            EQUITABLE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                               25-0464690
     (State or other jurisdiction of           (IRS Employer Identification No.)
       incorporation or organization)

       One Oxford Centre, Suite 3300                         15219
         Pittsburgh, Pennsylvania                          (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (412) 553-5700
           Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange
          Title of each class                          on which registered
-------------------------------------------        ----------------------------
Common Stock, no par value                         New York Stock Exchange
                                                   Philadelphia Stock Exchange

7 1/2% Debentures due July 1, 1999                 New York Stock Exchange

Preferred Stock Purchase Rights                    New York Stock Exchange
                                                   Philadelphia Stock Exchange

7.35% Capital Securities due April 15, 2038        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of voting  stock held by  non-affiliates  of the registrant as of February 28, 1999: $877,187,780 The number of shares outstanding of the issuer's classes of common stock as of February 28, 1999 33,900,977

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12 and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 26, 1999, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

Index to Exhibits - Page 79

                                TABLE OF CONTENTS

Part I                                                                     Page

Item 1        Business                                                       1
Item 2        Properties                                                     6
Item 3        Legal Proceedings                                              8
Item 4        Submission of Matters to a Vote of Security Holders            9
Item 10       Directors and Executive Officers of the Registrant            10

Part II
Item 5        Market for Registrant's Common Equity and Related
                Stockholder Matters                                         11
Item 6        Selected Financial Data                                       12
Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13
Item 7A       Qualitative and Quantitative Disclosures About Market
                Risk                                                        37
Item 8        Financial Statements and Supplementary Data                   39
Item 9        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                      75

Part III
Item 10       Directors and Executive Officers of the Registrant            75
Item 11       Executive Compensation                                        75
Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                              75
Item 13       Certain Relationships and Related Transactions                75

Part IV
Item 14       Exhibits and Reports on Form 8-K                              76
              Index to Financial Statements
                Covered by Report of Independent Auditors                   77
              Index to Exhibits                                             79
              Signatures                                                    83

                                     PART I

Item 1.   Business

           Equitable Resources, Inc. (Equitable or the Company) is an integrated energy company, with emphasis on natural gas distribution and transmission, Appalachian area natural gas production and energy services marketing in the northeastern section of the United States. The Company also has exploration and production interests in the Gulf of Mexico and energy service management projects in selected U.S. and international markets. The Company and its subsidiaries offer energy (natural gas, natural gas liquids and crude oil) products and services to wholesale and retail customers through three primary businesses: Equitable Utilities, Equitable Production and Equitable Services. The Company and its subsidiaries had 1,588 employees at the end of 1998.

           The Company was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. In 1984, the corporate name was changed to Equitable Resources, Inc. to more appropriately reflect the Company's transition from a regulated utility to an integrated energy company.

EQUITABLE UTILITIES

           Equitable Utilities includes two integrated divisions: a regulated natural gas distribution operation and an interstate pipeline business.

Natural Gas Distribution

           Equitable Utilities' distribution operations are conducted by Equitable Gas Company (Equitable Gas), a division of the Company. The service territory for Equitable Gas is southwestern Pennsylvania, municipalities in northern West Virginia and field line sales in eastern Kentucky. The distribution company provides gas services to more than 266,000 customers, comprising approximately 248,000 residential customers and approximately 18,000 commercial and industrial customers.

           In October 1997, the Pennsylvania Public Utility Commission (PUC) authorized a rate increase for Equitable Gas of $15.8 million annually, most of which is recognized in customers' monthly fixed service charges. This rate structure was designed to reduce Equitable Gas Company's percentage of revenues affected by weather conditions. In 1998, Equitable Gas began to offer "unbundled" service to all of its customers in Pennsylvania, allowing them to choose their natural gas supplier beginning April 1. As of February 1999, approximately 55,400 Pennsylvania residential customers were receiving their gas supply from an alternate supplier. Approximately 43,000 of the customers now purchase their gas from Equitable Energy, the Company's nonregulated marketing subsidiary. Revenues derived from transportation charges on gas sold by other suppliers enable Equitable Gas to avoid economic loss resulting from the switching of residential customers to other suppliers. A material economic loss is avoided because the margin on natural gas commodity approximates the margin received on transportation-only volumes, making Equitable Gas neutral to whether it provides transportation or sales to retail customers. Equitable Gas continues to deliver gas and provide customer services to its customers.

Significant changes in the residential transportation customer base are considered unlikely in the near term, even in the deregulated environment, due to the large investment in infrastructure required for residential natural gas transportation.

           Equitable Gas purchases natural gas through short-term, medium-term and long-term contracts. Most gas is purchased from Southwest suppliers and transported by Texas Eastern Transmission Corporation and Tennessee Gas Pipeline Company. A smaller percentage of natural gas is purchased from production properties in Kentucky owned by Equitable Production.

           Equitable Gas' rates, terms of service, contracts with affiliates and Equitable's issuance of securities are regulated primarily by the Pennsylvania PUC along with the Kentucky Public Service Commission and the West Virginia Public Service Commission.

           Historically, approximately 65 percent of natural gas distribution revenue has been recorded during the winter heating season from November through March. Significant quantities of purchased gas are placed in underground storage inventory during the off-peak season to accommodate higher customer demand during the winter heating season.

Interstate Pipeline

           Equitable Utilities' interstate pipeline operations include the natural gas transmission and storage activities of Equitrans, L.P. (Equitrans) and a smaller affiliate, Three Rivers Pipeline Corporation, which are regulated by the Federal Energy Regulatory Commission (FERC). Equitrans transported 72 Bcf of natural gas to both affiliated and non-affiliated customers in 1998. A substantial portion of Equitrans' annual throughput has been gas purchased by Equitable Gas. No revenue loss is expected as a result of residential customers of Equitable Gas switching to other suppliers, since gas transported to Equitable Gas by such suppliers will continue to flow through the Equitrans system.

           The changing regulatory environment intended to increase competition in the natural gas industry has created a number of opportunities for pipeline companies to expand services and serve new markets. The Company has taken advantage of selected market expansion opportunities concentrating on Equitrans' underground storage facilities and the location and nature of its pipeline system as a link between the country's major long-line gas pipelines.

           The pipeline operations have more than 500 miles of transmission lines and interconnections with five major interstate pipelines. Equitrans also has 15 gas storage reservoirs with approximately 500 MMcf per day of peak delivery capacity. Equitrans is currently involved in a rate case before the FERC, which is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Equitable Utilities generated approximately 46% of the Company's net operating revenues in 1998.

EQUITABLE PRODUCTION

           Equitable Production explores for, produces and delivers natural gas and crude oil, with operations in the Appalachian and the Louisiana offshore Gulf of Mexico regions of the United States. It also engages in natural gas gathering and interstate transportation and the processing and sale of natural gas liquids. During 1998, the Company announced its decision to discontinue, and subsequently sold, the natural gas midstream operations of the unit that was then called ERI Supply & Logistics. With the sale of the midstream operations and the concentration of that unit's activities on natural gas and crude oil exploration and production, Equitable Resources Energy Company, the principal operating company in the segment, was renamed Equitable Production Company and the segment ERI Supply & Logistics was renamed Equitable Production.

Natural Gas and Crude Oil Production

           Equitable Production has two regional exploration and production operations. Equitable Production - East develops natural gas reserves in Kentucky, Virginia and West Virginia. The area in eastern Kentucky and western Virginia contains approximately 88 percent of Equitable's natural gas and crude oil reserves. The Company has been able to develop natural gas reserves at very competitive costs. As a result, even in periods of surplus natural gas supply, the Company has been able to sell all of its natural gas production. Equitable Production also processes and markets natural gas liquids extracted from its Kentucky production. In 1998, many of the managerial responsibilities for the operations conducted by Kentucky West Virginia Gas Company, L.L.C. (Kentucky West) and Nora Transmission Company (Nora) were provided by Equitable Production under a services agreement. These businesses, including pipeline gathering and transmission lines in eastern Kentucky and western Virginia and well operations services throughout the area, will be integrated into Equitable Production East upon receipt of authority from the FERC to decertify the pipeline facilities.

           Equitable Production - Gulf conducts exploration and production activities in the U.S. Gulf of Mexico, primarily offshore the state of Louisiana. This is a very competitive market requiring substantial ongoing investment in federal leases, in which drilling and production activity by producers has increased in recent years. Approximately 12 percent of the Company's year-end natural gas and crude oil reserves are located in the Gulf region. Equitable Production has not been successful at consistently earning net income from its operations in the Gulf region. The Company is actively evaluating alternatives in order to better derive shareholder value from these operations.

           Equitable Production sold its oil and gas properties in six western states and the Canadian Rockies in the second half of 1997. The Company used a part of the proceeds from the property sales to finance the acquisition from Chevron USA of two producing gas and oil fields off Louisiana's Gulf Coast. The daily gas and oil production from this acquisition more than offset the production displaced by the western property sale.

           At year-end 1998, proved developed natural gas and crude oil reserves were 831 billion cubic feet equivalent (Bcfe) compared to 823 Bcfe at year-end 1997.

           Equitable Production generated approximately 46% of the Company's net operating revenue in 1998, excluding intercompany transactions.

EQUITABLE SERVICES

           The Equitable Services business is comprised of two operating segments: NORESCO and Equitable Energy. The NORESCO segment's activities are conducted through two distinct enterprises: Northeast Energy Services, Inc., which is also referred to as NORESCO, and ERI Services. The financial results for this segment are reported on a combined basis as NORESCO.

NORESCO

           The enterprise NORESCO provides energy and energy related products and services that are designed to reduce its customers' operating costs and improve their productivity. NORESCO's customers include commercial, governmental, institutional and industrial end-users. The business was started in 1995 and was built through a series of acquisitions of privately held energy performance and facility management companies. In September 1996, this segment began marketing a complete menu of energy management services. In July 1997, Equitable significantly added to its energy performance and facilities management capabilities with the acquisition of NORESCO, a leading energy services company. NORESCO operates in a highly competitive industry, with a significant number of companies, including affiliates of large energy companies that have entered this market in recent years.

           NORESCO is one of the largest and most experienced energy service companies in the United States. It provides comprehensive energy management and energy efficiency solutions for a wide range of customers in the educational, institutional, governmental, commercial and industrial sectors. The majority of NORESCO's revenue and earnings comes from energy saving performance contracting services. NORESCO provides the following integrated energy management services: project development and engineering analysis; construction; management; financing; equipment operation and maintenance; and energy savings metering, monitoring and verification.

           NORESCO also manages the segment's facilities management division, which develops and operates private power, cogeneration and central plant facilities in the U.S. and selected international markets. These projects serve a diverse clientele including hospitals, universities, commercial and industrial customers and utilities. NORESCO's capabilities offer a "turnkey" approach to facilities management including project development, equipment selection, fuel procurement, environmental permitting, construction, financing and operations and maintenance.

           At the end of 1998, NORESCO employed 259 people including professional staff, trades-people and plant operators. Construction backlog increased from $14.2 million at year-end 1997 to $74.1 million at the end of 1998. Significant additions to backlog at year-end 1998 included $13.0 million for a central plant facility at a state university, $8.6 million for a central plant facility at a New England shopping mall, $13.4 million for a comprehensive energy program and cogeneration plant at a state-owned medical facility, $5.0 million for an energy conservation project for a large municipality in California, $9.8 million for an energy savings performance contract for the U.S. Air Force and $6.8 million for a comprehensive energy program for a school district in New York.

           ERI  Services  is a  specialized  business  unit  within  Equitable
Services  in  the  NORESCO  segment,   providing  energy  savings  performance
contracting (ESPC) services exclusively to the Federal Government.

           In 1996, the Department of Defense (DOD) and the Department of Energy (DOE) initiated a series of competitive bids for ESPC contracts. The impetus for these programs are mandated targets to reduce energy use by 30% by the year 2005. These contracts serve as a "master" agreement between the DOD/DOE and an energy service company (ESCO), under which the ESCO may enter into individual contracts with site-specific government agencies to develop and implement ESPC projects. Under the terms of these agreements, the ESCO incurs the cost of developing and implementing projects in exchange for a defined share of the cost savings that result from the energy conservation measures, over the term of the contract.

           At the end of 1998, ERI Services employed 50 professional staff and had construction backlog of $6.8 million, an increase of $5.7 million over year-end 1997. Significant additions to backlog included the following energy savings performance contracts: $1.7 million for the U.S. Air Force; $3.1 million for the U.S. Navy covering three individual projects and $1.8 million for the U.S. Army.

Equitable Energy

           Equitable Energy is a nonregulated residential, commercial and industrial marketer of natural gas in western Pennsylvania, eastern Ohio and West Virginia. The segment was started in 1995 and was built through internal development. Services and products offered by Equitable Energy include commodity procurement and delivery, physical gas management operations and control, and customer support services to its energy customers. To manage the price exposure risk of its marketing operations, Equitable Energy engages in risk management activities including the purchase and sale of financial energy derivative products. Because of this activity, Equitable Energy is also able to offer energy price risk management services to its larger industrial customers. Residential sales and marketing is through Pennsylvania and Ohio "Choice" programs, which offer residential consumers the opportunity to select their natural gas provider.

           Equitable Services generated approximately 8% of Equitable's net operating revenues in 1998.

DISCONTINUED OPERATIONS

           In December 1998, the Company sold its natural gas midstream operations. The operations included an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity trading and marketing business based in Houston, Texas, with an office in Calgary. The consolidated financial statements have been restated to classify these as discontinued operations.

         Operating revenues as a percentage of total operating revenues for each of the three businesses during the years 1996 through 1998 are as follows:

                                         1998         1997           1996
                                        -------      -------       --------
Equitable Utilities:
  Residential gas sales                    25  %        32  %          35 %
  Commercial gas sales                      3            3              9
  Industrial and utility gas sales          3            4              8
  Transportation service                    6            5              3
  Other                                     2            2              1
                                        ------       ------        -------
     Total Utilities                       39           46             56
                                        ------       ------        -------

Equitable Production:
  Produced natural gas                     13           10             10
  Natural gas liquids                       2            3              3
  Crude oil                                 2            3              3
  Transportation service                    2            1              1
  Other                                     2            4              5
                                        ------       ------        -------
     Total Production                      21           21             22
                                        ------       ------        -------

Equitable Services:
  Marketed natural gas                     28           27             21
  Energy service contracting               12            6              1
                                        ------       ------        -------
     Total Services                        40           33             22
                                        ------       ------        -------

Total Revenues                            100 %        100 %          100 %
                                        ======       ======        =======

         See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes R and S to the consolidated financial statements in Part II for financial information by business segment and information regarding environmental matters.

Item 2.   Properties

         Principal facilities are owned by the Company's business segments with the exception of various office locations and warehouse buildings. A limited amount of equipment is also leased. Almost all transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

         EQUITABLE UTILITIES. Equitable Gas owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky. Equitrans owns and operates production, underground storage and transmission facilities as well as other general property and equipment in Pennsylvania and West Virginia. Three Rivers Pipeline Corporation owns transmission properties in southwestern Pennsylvania.

         EQUITABLE PRODUCTION. This business segment, based in Houston, Texas, owns or controls substantially all of the Company's acreage of proved developed and undeveloped gas and oil production properties, which are principally located in the Appalachian and U.S. Gulf of Mexico areas. In addition, Kentucky West owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky. Nora owns a FERC-regulated gathering system in western Virginia. Equitable Production's properties also include hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline which extends into West Virginia and an interest in two hydrocarbon extraction plants in Texas.
Information relating to Company estimates of natural gas and crude oil reserves and future net cash flows is provided in Note U to the consolidated financial statements in Part II.

         Gas and Crude Oil Production:

                                                      1998       1997      1996
                                                  ------------------------------

Natural Gas - MMcf produced                          59,893     56,693    57,295
            - Average sales price per Mcf sold       $ 2.16     $ 2.20    $ 1.85

Crude Oil - Thousands of barrels produced               974      1,511     1,727
          - Average sales price per barrel          $ 13.67     $17.22    $14.78



         Average production cost (lifting cost) of natural gas and crude oil during 1998, 1997 and 1996 was $.478, $.499, and $.469 per Mcf equivalent, respectively.


                                                      Gas              Oil
                                                  ------------     ------------

Total productive wells at December 31, 1998:
   Total gross productive wells                      4,579              398
   Total net productive wells                        4,063              353
Total acreage at December 31, 1998:
   Total gross productive acres                             565,555
   Total net productive acres                               512,372
   Total gross undeveloped acres                          1,475,594
   Total net undeveloped acres                            1,301,128

         Number of net productive and dry exploratory wells and number of net productive and dry development wells drilled:


                                  1998              1997             1996
                               ------------     -------------     ------------

Exploratory wells:
   Productive                          4.3               2.9              3.3
   Dry                                 5.0               1.5              5.8
Development wells:
   Productive                         74.6              88.7             73.1
   Dry                                 2.0                 -              1.6

         No report has been filed with any federal authority or agency reflecting a five percent or more difference from the Company's estimated total reserves.

         EQUITABLE SERVICES. NORESCO is based in Framingham, Massachusetts, and leases offices in 24 locations throughout the country. Equitable Energy is headquartered in Pittsburgh and leases offices in several northeastern cities.

         HEADQUARTERS. Equitable has an agreement of sale for its Pittsburgh headquarters building. The sale of the nine-story building, owned by a subsidiary of the Company, is expected to close by mid-1999. The headquarters staff is now located in leased office space in Pittsburgh.

Item 3.  Legal Proceedings

         Two subsidiaries of the Company, ET Blue Grass Company and EQT Capital Corporation, are among a group of defendants in a lawsuit filed by Raytheon Engineers & Constructors, Inc. (Raytheon). The lawsuit was filed in the Supreme Court of New York, Steuben County, in June 1997 for payment for work done by Raytheon in connection with a natural gas storage project in Avoca, New York. The storage project's operating partnership and partners, including another subsidiary of the Company, have filed for bankruptcy. Raytheon's total claim for compensatory damages against all defendants is less than $20 million. The Company believes that its subsidiary companies have adequate legal defenses to all of Raytheon's claims.

           As previously reported in May 1998, the jury in U.S. GAS TRANSPORTATION, INC. V. EQUITABLE RESOURCES MARKETING COMPANY, a breach of contract action filed in the Judicial District Court of Dallas County, Texas, in July 1996, returned a verdict against the Company in the amount of $4.36 million. On motion by the Company, the judge subsequently reduced the award to $762,000. Final judgment has not yet been entered, pending a ruling on attorneys' fees claimed by plaintiff. Once judgment has been entered, the case will be appealable by either party.

           In INTERSTATE NATURAL GAS COMPANY V. EQUITABLE RESOURCES ENERGY COMPANY ET AL. (including Kentucky West Virginia Gas Company), a royalty case filed in June 1995 in the Kentucky Circuit Court in Floyd County, the judge granted plaintiffs' motion for summary judgment against the Company for breach of fiduciary duty and contract unconscionability. In late 1998, the court finally entered judgment for damages totaling $1.9 million. After posting a guarantee of $2.6 million (including estimated post-judgment interest), the Company appealed the judgments to the Kentucky Court of Appeals.

         There are no other material pending legal proceedings, other than those which are adequately covered by insurance, to which the Company or any of its subsidiaries is a party, or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.


Item 10.  Executive Officers

------------------------------------  ----------------------------------------------------------
     Name and Age                            Title  and  Business Experience
------------------------------------  ----------------------------------------------------------

Murry S. Gerber (46)                  President and Chief Executive Officer
                                      Elected to present  position June 1, 1998; Chief Executive
                                      Officer of Coral Energy,  Houston, TX, from November 1996;
                                      Treasurer,  Shell Oil Company, Houston, from October 1994;
                                      General   Manager,   Strategic    Planning-Exploration   &
                                      Production, Shell Oil, Houston, from February 1992.

John C. Gongas, Jr. (54)              Senior Vice President
                                      Elected   to   present   position   May 23,   1996;   Vice
                                      President-Corporate   Operations   from  May  1995;   Vice
                                      President-Utility    Group   from   January   1994;   Vice
                                      President-Utility Services from June 1992.

Audrey C.  Moeller  (63)              Vice President  and Corporate Secretary
                                      Elected to present position May 22, 1986.

Johanna G. O'Loughlin (52)            Vice President and General Counsel
                                      Elected to present  position  December  19,  1996;  Deputy
                                      General  Counsel  from April 1996;  Senior Vice  President
                                      and  General   Counsel  of  Fisher   Scientific   Company,
                                      Pittsburgh, PA, from June 1986.

David L. Porges (41)                  Senior Vice President and Chief Financial Officer
                                      Elected to present position July 1, 1998; Managing
                                      Director,   Bankers  Trust  Corporation,
                                      Houston,  TX,  and New  York,  NY,  from
                                      December 1992.

George P. Sakellaris (52)             Senior Vice President
                                      Elected to present  position January 27,
                                      1999;  President-Equitable Services from
                                      February  1998   President  and  CEO  of
                                      NORESCO, Inc. from 1989.


Gregory R. Spencer (50)               Senior Vice President and Chief Administrative Officer
                                      Elected   to   present   position   May 23,   1996;   Vice
                                      President-Human  Resources  and  Administration  from  May
                                      1995: Vice President-Human Resources from October 1994;
                                      Vice President of Human Resources Administration of AMSCO
                                      International, Inc., Pittsburgh, PA, from May 1993.

Richard D. Spencer (45)               Vice President and Chief Information Officer
                                      Elected  to   present   position   July  1,   1998;   Vice
                                      President-Planning  and Chief Information Officer from May
                                      1997; Vice President and Chief Information Officer from April
                                      1996; Manager-Technology Programs of General Electric
                                      Corporation, Fairfield, CT, from February 1991.

Jeffrey C. Swoveland (43)             Vice President - Finance and Treasurer
                                      Elected to present  position May 23,  1996;  Interim Chief
                                      Financial   Officer   from  October  1997  to  July  1998;
                                      Treasurer  from  December 1995;  Director  of  Alternative
                                      Finance   from   September 1994;   Vice   President-Global
                                      Corporate  Banking of Mellon  Bank,  Pittsburgh,  PA, from
                                      June 1993.

--------------------------------------------------------------------------------
Officers are elected  annually to serve during the ensuing year or until their successors are chosen and qualified.  Except as indicated,  the officers  listed above were elected on May 22, 1998.
--------------------------------------------------------------------------------


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal and the dividends declared and paid per share are summarized as follows (in U.S. dollars per share):


                                        1998                                                   1997
------------------------------------------------------------------------------------------------------------------------
                     High                Low            Dividend            High                Low             Dividend
------------------------------------------------------------------------------------------------------------------------

1st Quarter        35  1/4            29  5/8            $0.295            32  3/4            27  3/4            $0.295

2nd Quarter*       35                 27                 $0.295            31                 28  1/16           $0.295

3rd Quarter        30  1/4            20 9/16            $0.295            31  3/4            27  3/8            $0.295

4th Quarter        29  15/16          25                 $0.295            35  1/2            29  5/8            $0.295
------------------------------------------------------------------------------------------------------------------------

* Actually  declared near the end of the preceding quarter.


         As of December 31, 1998, there were 6,519 shareholders of record of the Company's common stock.

         The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $468 million of the Company's consolidated retained earnings at December 31, 1998, was available for declarations or payments of dividends on, or purchases of, its common stock.

         The Company anticipates dividends will continue to be paid on a regular quarterly basis.


Item 6.   Selected Financial Data

                                             1998            1997             1996            1995           1994
                                        ---------------------------------------------------------------------------------
                                                          (Restated)       (Restated)      (Restated)      (Restated)
                                        ---------------------------------------------------------------------------------
                                                            (Thousands except per share amounts)

Operating revenues                      $   882,625     $    934,034      $   856,367    $    624,998    $    522,127
                                        ============    =============    =============   =============   =============

Net income (loss) from
  continuing operations (a)             $   (27,052)    $     74,187      $    53,527    $     17,812    $     62,545
                                        ============    =============    =============   =============   =============

Net income (loss) from continuing
  operations per common share:
     Basic                              $     (0.73)    $       2.06      $      1.52    $       0.51    $       1.81
                                        ============    =============    =============   =============   =============

     Assuming dilution                  $     (0.73)    $       2.05      $      1.52    $       0.51    $       1.80
                                        ============    =============    =============   =============   =============

Total assets                            $ 1,854,247     $  2,328,051      $ 2,096,299    $  1,963,313    $  2,019,122

Long-term debt                          $   281,350     $    417,564      $   422,112    $    415,527    $    398,282

Preferred trust securities              $   125,000     $          -      $         -    $          -    $          -

Cash dividends paid per
  share of common stock                 $      1.18     $       1.18      $      1.18          $ 1.18          $ 1.15


(a) Includes nonrecurring items, as described in Management's Discussion and Analysis of Financial Condition and Result of Operations and in Notes C,
      D and G to the consolidated financial statements.

      Excludes discontinued operations and extraordinary items, as described in Management's Discussion and Analysis of Financial Condition and
      Result of Operations and in Notes F and K to the consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

        Equitable's net loss for 1998 was $44.1 million, or $1.19 per share, compared with net income of $78.1 million, or $2.17 per share, for 1997 and $59.4 million, or $1.69 per share, for 1996. In addition to the nonrecurring items described below, earnings were impacted by discontinued operations and an extraordinary loss on early extinguishment of debt, described in Notes C and K to the consolidated financial statements. In December 1998, the Company completed the sale of its natural gas midstream operations. Income (loss) from these discontinued operations after taxes was $(8.8) million or $(.24) per share in 1998; $3.9 million, or $0.11 per share, for 1997; and $5.9 million, or $0.17 per share, for 1996. The 1998 results from discontinued operations are recorded net of an aftertax gain on the sale of the operations of $10.1 million, or $0.28 per share. In the fourth quarter of 1998, the Company recognized an extraordinary loss of $8.3 million after taxes, or $0.22 per share, for early retirement of certain long-term debt, repurchased with a portion of the proceeds of the sale of the midstream operations.

        Equitable's consolidated net income (loss) from continuing operations for 1998 was $(27.1) million, or $(0.73) per share, compared with $74.2 million, or $2.06 per share, for 1997 and $53.5 million, or $1.52 per share, for 1996. Earnings from operations for 1998 include significant nonrecurring items. The Company recognized $81.8 million for restructuring, impairment charges and nonrecurring items across all segments. In addition, the Production segment recorded $23 million of dry hole costs in exploration expense in the fourth quarter, reflecting the Company's determination that several wells did not find reserves in sufficient quantities to justify additional expenditure in view of the Company's current strategic plan. The Utility segment recorded a charge of $6.2 million primarily as a result of the FERC rejection of a proposed rate case settlement for Equitrans, which occurred in December 1998. These charges, which are described in Notes C and D to the consolidated financial statements, are detailed below.

        Earnings for 1997 include the following nonrecurring items: an aftertax gain of $31.3 million, $0.87 per share, on the sale of certain crude oil and natural gas producing properties in the western United States and Canada and its contract drilling operations; an aftertax charge of $8.5 million, $0.24 per share, from the impairment of a proposed bedded salt natural gas storage project; and a $6.7 million aftertax charge, $0.19 per share, related to the evaluation and reduction of headquarters and noncore business functions. The 1996 net income includes an aftertax gain of $2.7 million, or $.08 per share, from the curtailment of the Company's defined benefit pension plan for certain non-utility employees.

        Excluding these nonrecurring and extraordinary items, Equitable's 1998 income from continuing operations after income taxes is $43.4 million, 25% lower than 1997 income from continuing operations after income taxes of $58.1 million, which was 16% higher than 1996 net income of $49.9 million. The decrease in operating income in 1998 compared to 1997, excluding restructuring, impairment charges, nonrecurring items, fourth quarter dry hole costs and the impact of the FERC settlement rejection, is primarily due to decreases in crude oil and natural gas liquids prices, decreased sales volumes in the distribution division resulting from 19% warmer weather, and increased depreciation, depletion and amortization (DD&A) expense. The increase in DD&A is principally a result of increased production in the offshore Gulf of Mexico, where depletion rates are substantially higher than in the Company's other operating regions. The decrease in 1998 operating income was partially offset by higher revenues in the Utility distribution division from increased customer charges in tariff rates established in the fourth quarter of 1997 and increased income from Energy Services, where the Company benefited from the inclusion of a full year of operations at NORESCO, acquired in mid-1997.

        The 1997 operating results, excluding impairments and restructuring charges, benefited from higher natural gas prices, lower exploration expense, higher, newly-approved residential rates in the Company's regulated utility operations and lower start-up costs in Equitable Energy. These benefits were partially offset by lower natural gas production volumes and lower commercial and industrial sales in the utility operations.

1998 AND 1997 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES

        During 1998, management expressed its intention to focus on fundamental strengths in its core businesses. In October 1998, the Company's Board of Directors approved a restructuring plan. As a result of this plan, along with its earlier decision to discontinue and sell the natural gas midstream business, and the sustained decrease in oil and gas commodity prices, the Company took specific actions to reduce its overall cost structure. Certain of the actions taken by the Company resulted in pretax impairment, restructuring and other nonrecurring charges in the fourth quarter of 1998 amounting to $81.8 million. As a result of the specific plans described below, the Company expects to remove approximately $20 million from its annual cost beginning in 1999. These anticipated savings are predominately due to reduced wage-related costs, reduced carrying cost of oil and gas and other property, plant and equipment, reduced rent and building operation charges (associated with office closings) and other miscellaneous savings. The restructuring activities (shown below in tabular format) primarily relate to the following:

1998 AND 1997 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES
(Continued)

        The elimination of employment positions company-wide: Early in the fourth quarter of 1998, the Company announced that the restructuring plan would eliminate a substantial number of positions. The Company presented a voluntary workforce reduction incentive offer to salaried employees in almost all areas of the Company, including distribution and pipeline operations, production, marketing, sales and administrative areas. Related charges include severance packages, cash payments made directly to terminated employees as well as outplacement services and noncash charges for curtailment of certain defined benefit pension and other post-retirement benefit plans. A total of 164 employees terminated employment, of which 38 had been paid and left the Company as of December 31, 1998. The remaining 126 received their severance packages in 1998 and left the Company by the end of the first quarter of 1999.

        Redirection of offshore Gulf production: As a result of the decrease in oil and gas prices and unsuccessful drilling results in several of the Company's non-operated blocks, a total review of the strategic direction of the Gulf operations was undertaken. The Company eliminated several layers of management and intends to tightly focus its operations on lower risk, company-operated exploration and development.

        Taken together, the production and commodity price trends indicated that the undiscounted cash flows from this division would be substantially less than the carrying value of the producing properties. Producing property write-downs were measured based on a comparison of the assets' net book value to the net present value of the properties' estimated future net cash flows. The writedown of undeveloped leases reflects the net realizable value for those properties no longer intended to be developed based on estimated market value less costs to dispose.

        Proposed  integration  of Kentucky West  Virginia Gas Company,  L.L.C.
(Kentucky West) with Appalachian production operations: To improve the efficiency of Appalachian production operations, the Company has transferred many of the management responsibilities for Kentucky West to Equitable Production - East under a services agreement. Historically, Kentucky West has provided nonregulated well tending and regulated gas gathering and transmission services to Equitable Production, its largest customer. These businesses will be integrated into Equitable Production - East upon receipt of authority from the FERC to decertify the pipeline facilities. In studying the possibility of decertifying the pipeline, the Company has determined that it is likely that not all costs will ultimately be collectible in rates and has reduced regulatory assets accordingly. In addition, as a result of more closely focusing the Equitable Production - East operations on the Appalachian region, the Company has abandoned several lease prospects outside of its geographical or geological areas of expertise.

1998 AND 1997 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES
(Continued)

        Decentralization of administrative functions: In the fall of 1998, in conjunction with the decision to focus on the core distribution and Appalachian production operations, management initiated a major decentralization and downsizing of administrative functions previously embodied in a centralized corporate service organization. This initiative resulted in the reorganization of management information systems, engineering, purchasing, accounting, treasury, communications and human resources departments. In addition, insurance and benefit administration, travel, payroll and internal audit functions were outsourced to third party providers. Costs incurred, in addition to severance and other employee separation costs described above, included one-time costs for third party processing, costs to make assets available for sale, lease cancellations for office and computer equipment and noncash charges for the write-down of assets no longer in use. Such assets, which include leasehold improvements and office equipment, have been sold or are being held for sale as of December 31, 1998. Costs incurred also include a noncash charge for the write-down of certain enterprise-wide information systems that will have much more limited use and purpose under the decentralized structure.

        Exiting certain noncore businesses: As a result of the continued evaluation of profitability of the Company's nonregulated retail gas sales business, the Company has refocused its marketing along core regional lines and eliminated five field offices. In addition, the Company intends to curtail its involvement in several auxiliary business ventures, such as radio dispatch operations and residential real estate development, and has written these investments down to net realizable value. These costs represent the write-down of those facilities to their estimated fair value less costs to sell. The Company is currently negotiating sales agreements for these investments. Part of the current Equitrans rate case addresses the recovery of certain gathering facility costs related to the implementation of Order 636. As a result, the Company recorded an impairment related to those properties.

1998 AND 1997 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES
(Continued)


                                                                                                                            Reserve
                                                           Cash/          Restructuring                          Balance at
                            1998                          Noncash            Charge            Activity           12/31/98
                                                       -----------------------------------------------------------------------
                                                                                            (Millions)

Elimination of job responsibilities company-wide:
   Severance and other employment packages                Cash              $  (8.2)             $ 2.6             $ (5.6)
   Pension/other benefit plan curtailments                Noncash              (2.1)               2.1                  -
   Other                                                  Cash                 (0.8)               0.5               (0.3)
Redirection of offshore Gulf production:
   Impairment of undeveloped leases                       Noncash             (15.9)              15.9                  -
   Impairment of producing properties                     Noncash             (19.6)              19.6                  -
Integration of Kentucky West Virginia Pipeline
with Appalachian production operations:
   Impairment of regulatory assets                        Noncash              (4.0)               4.0                  -
   Impairment of undeveloped leases                       Noncash              (1.4)               1.4                  -
Decentralization of administrative functions:
   Impairment of headquarters building                    Noncash              (5.1)               5.1                  -
   Impairment of enterprise-wide computer system          Noncash              (7.7)               7.7                  -
   Impairment of other assets                             Noncash              (3.3)               3.3                  -
Exiting certain noncore businesses:
   Office closing/lease buyout                            Cash                 (1.7)               1.6               (0.1)
   Impairment of radio system assets/buyout lease         Noncash/Cash         (3.3)               2.1               (1.2)
   Impairment of investments                              Noncash              (1.5)               1.5                  -
   Impairment of other assets                             Noncash              (3.6)               3.6                  -
   Impairment of pipeline stranded costs                  Noncash              (3.6)               3.6                  -
                                                                          ==========    ===============    ===============
Total                                                                       $ (81.8)            $ 74.6             $ (7.2)
                                                                          ==========    ===============    ===============


        In the second quarter of 1997, the Company recognized a pretax impairment charge of $13.0 million related to its investment in a proposed bedded-salt natural gas storage project. During the third quarter of 1997, the Company began the restructuring of its headquarters and nonregulated energy sales offices. These actions resulted in a pretax operating charge in that quarter of $11.1 million. The restructuring activities (shown below in tabular format) primarily relate to the following:


                                                                                                                  Reserve
                                                           Cash/          Restructuring                          Balance at
                            1997                          Noncash            Charge            Activity           12/31/97
                                                       -----------------------------------------------------------------------
                                                                                            (Millions)
Downsize headquarters staff:
   Severance packages                                     Cash              $  (3.1)             $ 2.8             $ (0.3)
   Terminate consulting contracts                         Cash                 (2.1)               2.1                  -
   Impairment of assets                                   Noncash              (1.7)               1.7                  -
   Impairment of investments                              Noncash              (2.2)               2.2                  -
   Airplane lease exit costs                              Cash                 (1.7)               1.7                  -
   Other                                                  Cash                 (0.3)               0.3                  -
Exit Avoca storage project:
   Impairment of investment                               Noncash             (12.7)              12.7                  -
   Other                                                  Cash                 (0.3)               0.3                  -
                                                                          ==========       ============    ===============
Total                                                                       $ (24.1)            $ 23.8             $ (0.3)
                                                                          ==========       ============    ===============


1998 AND 1997 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES
(Continued)

        Future cash outlays related to the 1998 restructuring charges are anticipated to be completed by the end of fiscal 1999. The Company will continue to evaluate its cost structure and adjust its organization to reflect changing business environments.

        Business segment operating results are presented in the segment discussions and financial tables on the following pages.

EQUITABLE UTILITIES

        Equitable Utilities' operations comprise the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

        The local distribution operations of Equitable Gas Company are subject to rate regulation by state regulatory commissions in Pennsylvania, West Virginia and Kentucky. In 1997, Equitable Gas received approval from the Pennsylvania Public Utility Commission (PUC) for a $15.8 million annual increase in base rates which was effective October 15, 1997. The new tariff provided for the unbundling of the local distribution services to enable customers to choose their gas supplier. Gas purchased by the customers, from other suppliers, is transported and delivered by Equitable Gas at regulated rates. While revenues are reduced when residential customers switch to transportation service, due to the elimination of the pass-through of gas costs, there is little impact on net margins. The new rate structure also increased the portion of revenues derived from the fixed monthly customer charge making margins for the distribution operation less sensitive to weather fluctuations for residential sales.

         The pipeline operations of Equitrans, L.P. and Three Rivers Pipeline Corporation are subject to rate regulation by the FERC. Under present rates, a majority of the annual costs are recovered through fixed charges to customers. Equitrans filed a rate case with the FERC addressing the recovery of certain gathering facility costs related to the implementation of Order 636, the unbundling of sales and transportation services. Effective September 1, 1997, the FERC permitted Equitrans to implement the new rates subject to refund pending the outcome of the regulatory process. In December 1998, the FERC rejected a proposed settlement of the rate case, which would have provided for retroactive recovery of gathering costs. Though originally endorsed by all parties, the withdrawal of support for retroactive recovery by one party caused the settlement proposal to be rejected. The Company recorded a charge associated with the rejection in December 1998 of approximately $6 million.

         In January 1999, Equitrans filed a new settlement proposal, which provides for prospective recovery of the increased gathering costs. Settlement of the rate case is again pending before the FERC, and Equitrans expects that most or all issues in the proceeding will be resolved through the settlement process in 1999.

         Equitable Utilities has set the 1999 capital expenditure level at $26.8 million, an 11% increase over capital expenditures of $24.2 million for 1998. The 1999 capital expenditures include $19.1 million for the distribution operations and $7.7 million for pipeline operations, including maintenance and improvements to existing lines and facilities, and approximately $5.5 million for new business development opportunities.



Years Ended December 31,                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------
Operating revenues (millions):
     Residential gas sales                             $        223       $         294     $          272
     Commercial gas sales                                        24                  32                 68
     Industrial and utility gas sales                            34                  42                 81
     Marketed energy sales                                       10                  13                 21
     Transportation services                                     57                  47                 28
     Storage services                                            10                   8                  7
     Other                                                        6                   8                  6
                                                       -------------      --------------     --------------
          Total revenues                                        364                 444                483
Cost of energy purchased                                        155                 223                256
Revenue related taxes                                            12                  15                 17
                                                       -------------      --------------     --------------
          Net operating revenues                                197                 206                210
                                                       -------------      --------------     --------------
Operating expenses:
     Operation and maintenance                                   76                  73                 72
     Selling, general and administrative                         46                  49                 46
     Depreciation, depletion and amortization                    21                  20                 20
     Restructuring and impairment charges                        11                  13                  -
                                                       -------------      --------------     --------------
          Total operating expenses                              154                 155                138
                                                       -------------      --------------     --------------
Operating income                                       $         43       $          51      $          72
                                                       =============      ==============     ==============
Sales quantities (Bcf):
     Residential                                               21.2                28.5               30.5
     Commercial                                                 2.5                 3.2               10.5
     Industrial and utility                                    13.6                14.9               26.6
     Marketed gas sales                                         4.5                 4.7                6.7
     Transportation deliveries                                 50.0                47.9               35.4

Average selling prices (per Mcf):
     Residential                                            $ 10.52             $ 10.33             $ 8.89
     Commercial                                                9.54               10.08               6.51
     Industrial and utility                                    2.50                2.76               3.15
     Marketed gas sales                                        2.17                2.77               3.18

Heating degree days (normal - 5,564)                          4,808               5,919              5,988

1998 vs. 1997

         Operating income for Equitable Utilities was $43.1 million in 1998 compared to $50.7 million in 1997. Results for 1998 include pretax charges related to restructuring of $11.7 million as described above. Results for 1997 include a pretax charge of $13.0 million related to the Avoca gas storage project as more fully described in Note C to the consolidated financial statements. Excluding the nonrecurring items in both periods, operating income decreased $8.9 million to $54.8 million in 1998 due primarily to warmer weather and lower margins from marketed gas sales.

Distribution Operations

         Operating revenues for the distribution operations were $328.5 million for 1998, a decrease of $77.8 million from the revenues of $406.3 million for 1997. The decrease in revenues for 1998 is due to the impact of weather that was 19% warmer than the prior year, the effect of retail customers switching to transportation service, lower rates for the pass-through of gas costs to retail customers and lower throughput for nonretail customers. These decreases were partially offset by an increase in revenues from the fixed monthly customer charge of $12.5 million, which reduced the earnings impact of the lower throughput.

         The decrease of 7.3 Bcf in residential sales volumes is due to the impact of weather and residential customers switching to transportation service. Residential sales volumes were reduced by 1.4 Bcf as customers switched to transportation service under the unbundled services program which, beginning April 1, 1998, allowed residential customers in Pennsylvania to choose their natural gas supplier. For those customers who choose an alternate supplier, Equitable Gas continues to provide transportation and billing service.

         The cost of energy purchased of $194.2 million for 1998 decreased $74.3 million, or 28%, from the cost of energy purchased of $268.5 million for 1997. The decrease reflects lower rates for pass-through of gas costs to retail customers and decreased sales volumes as described above. Increases and decreases in the cost of energy generally do not affect operating income for the distribution operations as energy cost is a pass-through to customers for all rate-regulated sales.

         Operating   expenses   of  $100.3   million   for   1998,   excluding
restructuring charges of $2.9 million, were substantially unchanged from the $100.0 million for 1997.

         Operating income of $34.0 million for 1998, excluding the impact of restructuring charges, decreased $3.8 million from the operating income of $37.8 million for 1997. The decrease was due primarily to lower throughput, resulting from the warmer weather, partially offset by the impact of the new rate structure.

Pipeline Operations

         Operating revenues for the pipeline operations were $67.9 million for 1998, a decrease of $7.6 million from the revenues of $75.5 million for 1997. The decrease in revenues for 1998 was due primarily to lower marketed gas prices and volumes and reduced revenues from extraction services resulting from a change in the contract arrangements.

         The cost of energy purchased of $5.1 million for 1998 decreased $2.3 million from the cost of energy purchased of $7.4 million for 1997. The decrease results from lower marketed gas prices and volumes.

         Operating expenses were $50.8 million for 1998 compared with operating expenses of $55.2 million for 1997. The operating expenses for 1998 and 1997 include nonrecurring charges of $8.8 million and $13.0 million, respectively, as more fully described above. Operating expenses, excluding the nonrecurring charges in both periods, were substantially the same. The increase in expenses for the rate case reserve was offset by lower expenses for extraction services resulting from a change in the contract arrangements, lower benefits costs reflecting regulatory treatment and lower corporate overhead costs.

         Excluding the impact of nonrecurring charges in both periods, operating income of $20.8 million for 1998 decreased $5.1 from the operating income of $25.9 million for 1997. The decrease in operating income is due primarily to lower marketed gas sales and the impact on 1998 from the rate case reserve.

1997 vs. 1996

         Operating income for Equitable Utilities decreased by $21.5 million to $50.7 million in 1997 compared to operating income of $72.2 million in 1996. The 1997 period includes a pretax charge of $13.0 million related to the Avoca storage project as more fully described above. Excluding the nonrecurring item, operating income decreased $8.5 million, or 12% to $63.7 million in 1997 due principally to reduced net revenue as a result of lower throughput.

Distribution Operations

         Operating revenues for the distribution operations were $406.3 million for 1997, a decrease of $34.2 million from the revenues of $440.5 million for 1996. Revenues for 1997 benefited from the new rate structure approved for residential retail customers as more fully described above. Revenues decreased due to a 7% decrease in residential volumes, and the impact of commercial and industrial customers moving from gas sales to transportation services based on regulatory changes and the development of new pricing structures. The commercial and industrial changes have little impact on operating income, because the margin earned on the sale of gas approximates the revenues from transportation. The decrease in residential volumes for 1997 is the result of warmer weather experienced during the first quarter of 1997 as compared to 1996. While the weather patterns for the two years resulted in nearly the same number of degree days, volumes lost due to warmer weather in the winter heating months are not recovered in a cool spring and fall.

         The cost of energy purchased of $268.5 million for 1997 decreased $29.9 million, or 10%, from the cost of energy purchased of $298.4 million for 1996. The decrease is the result of decreased sales volumes. Increases and decreases in the cost of energy generally do not affect operating income for the distribution operations, as energy cost is a pass-through to customers for all rate-regulated sales.

         Operating expenses of $100.0 million for 1997 increased $3.5 million over operating expenses of $96.5 million for 1996 due to higher provision for uncollectible accounts and increased costs for energy assistance programs.

         Operating income of $37.8 million for 1997 decreased $7.8 million from the operating income of $45.6 million for 1996. The decrease is due to lower retail throughput and the increase in operating expenses.

Pipeline Operations

         Operating revenues for the pipeline operations were $75.5 million for 1997, a decrease of $7.2 million from the revenues of $82.7 million for 1996. The decrease in revenues for 1997 was due primarily to lower marketed gas and selling prices.

         The cost of energy purchased of $7.4 million for 1997 decreased $7.1 million from the cost of energy purchased of $14.5 million for 1996. The decrease reflects lower marketed gas volumes and prices.

         Operating   expenses  of  $42.2  million  for  1997,   excluding  the
nonrecurring charge, were substantially the same as the operating expenses for 1996 of $41.7 million.

         Operating   income  of  $25.9   million  for  1997,   excluding   the
nonrecurring charge, was substantially the same as the operating income of $26.5 million for 1996.

EQUITABLE PRODUCTION

         Production operations comprise the production and sale of natural gas, natural gas liquids and crude oil. Production operates its exploration and production activities through Equitable Production Company (Equitable Production), formerly known as Equitable Resources Energy Company.

         In 1998, the managerial responsibility for the operations conducted by Kentucky West and Nora were transferred to Equitable Production - East operations under a services agreement. The financial results are reclassified to reflect the new structure for all periods presented.

         In 1997, Equitable Production made a strategic shift to concentrate its exploration and development activities in its core Appalachian and growing Gulf of Mexico holdings. In July 1997, Equitable Production announced that it had entered into sales agreements for $170 million with five purchasers covering its crude oil and natural gas properties in the western United States and Canada, which were no longer a part of Equitable's primary geographic focus. In October 1997, Equitable Production sold its Union Drilling division, a contract drilling company. These asset sales in 1997 resulted in pretax gains of $52.2 million, and more importantly, allowed management of the segment to refocus its exploration and production resources on areas with potential for higher return on invested capital.

Equitable Production - East

         In the Appalachian Region during 1998, 123 wells were drilled at a success rate of 98.7%. This drilling was concentrated within the core areas of southwest Virginia and southeast Kentucky. This activity resulted in an additional 9 million cubic feet per day of gas sales and proved reserve additions of 30.3 Bcf. In 1999, the region will continue to focus on development of its sizable prospect inventory.

Equitable Production - Gulf

         During 1998, daily net natural gas and crude oil production in the Gulf of Mexico increased 29 percent to 76 million cubic feet equivalent per day. The increase is the result of successful development of the 1997 acquisition from Chevron USA of West Cameron Block 180 and 198 fields and West Cameron Block 540 field. Equitable Production operates both fields. Equitable Production is producing about 57 million cubic feet of gas and about 745 barrels of oil per day from these fields and has begun an analysis of additional prospective drilling sites related to the West Cameron 180 and 198 fields.

         Equitable Production also participated in other development activity during the year, including a Eugene Island 352 well, in which Equitable Production has a 52.6% working interest, currently producing 62 barrels of oil per day. Also, during 1997 Equitable Production won thirteen of twenty bids on new blocks awarded at the federal lease sale, adding 43,351 net acres, including 100% working interests in South Marsh Island 287, Vermilion 187 and West Cameron 179, and interests varying from 12.5% to 75% in East Cameron 97, Eugene Island 44, Eugene Island 45, Eugene Island 179, Mississippi Canyon 773, South Marsh Island 50, South Marsh Island 274, South Timbalier 196, Vermilion 54 and Vermilion 291. These blocks, together with those acquired since 1995, form the basis for exploration activities planned for 1999.

         In the fourth quarter, after a total review of the strategic direction of the Gulf operations, the Company focused on a lower risk, company-operated exploration and development program. Equitable Production recognized approximately $35.5 million of impairments associated with its Gulf operations. The write-down was primarily the result of the decrease in oil and gas prices and the Company's decision that certain offshore leases would not be developed. Additionally, Equitable Production recognized $23 million in dry hole expense in the fourth quarter primarily as a result of unsuccessful drilling of five exploratory prospects located offshore in the Gulf of Mexico.

         Capital Expenditures

        A 1999 capital expenditure budget of $81.1 million for Equitable Production has been approved. It includes $47.7 million for exploration and development drilling in the Gulf of Mexico and $33.4 million for development of Appalachian holdings including $3.7 million for improvements to gathering system pipelines. The evaluation of new prospects, market forecasts and price trends for natural gas and oil will continue to be the principal factors for the economic justification of drilling investments.


Years Ended December 31,                                       1998               1997               1996
---------------------------------------------------------------------------------------------------------------
Operating revenues (millions):
     Produced natural gas                                  $        124        $        120      $         106
     Transportation                                                  24                  27                 27
     Natural gas liquids                                             18                  25                 22
     Crude oil                                                       13                  26                 25
     Marketed natural gas                                             8                  10                  6
     Other                                                           16                  44                 43
                                                           -------------      --------------     --------------
          Total revenues                                            203                 252                229
Cost of energy  purchased                                             5                   7                  2
                                                           -------------      --------------     --------------
          Net operating revenues                                    198                 245                227
                                                           -------------      --------------     --------------
Operating expenses:
     Operation and maintenance                                       34                  57                 57
     Production                                                      30                  32                 31
     Dry hole                                                        23                   3                  9
     Other exploration                                                4                   5                  6
     Selling, general and administrative                             33                  31                 34
     Depreciation, depletion and amortization                        55                  49                 47
     Restructuring charges                                           45                   2                 (2)
                                                           -------------      --------------     --------------
          Total operating expenses                                  224                 179                182
                                                           -------------      --------------     --------------
Operating income (loss)                                    $        (26)      $          66      $          45
                                                           =============      ==============     ==============

Sales quantities:
      Produced natural gas (Bcf)                                   57.4                54.6               57.3
      Natural gas liquids (million gallons)                        67.1                65.5               63.2
      Crude oil (MMBls)                                             1.0                 1.5                1.7

Average selling prices:
      Produced natural gas (per Mcf)                             $ 2.16              $ 2.20             $ 1.85
      Natural gas liquids (per gallon)                             0.27                0.38               0.35
      Crude oil (per barrel)                                      13.67               17.22              14.78

1998 vs. 1997

         Operating revenues, which are derived primarily from the sale of produced natural gas, crude oil and natural gas liquids were $202.4 million in 1998 compared with $251.7 million in 1997. Included in 1997 are $5.2 million additional revenues from direct bill settlements as described in Note D to the consolidated financial statements, $18.3 million in revenues from contract drilling services associated with Union Drilling, a contract drilling operation which the Company sold in 1997 and $22.8 million in revenues from the western United States and Canada operations sold in 1997. The decrease in operating revenues of $2.0 million in 1998 compared to 1997, excluding nonrecurring amounts and sold operations, is due primarily to decreases in natural gas, crude oil and natural gas liquids prices, partially offset by increased production of natural gas and crude oil.

         Realized prices for produced natural gas, crude oil and natural gas liquids decreased 25%, 34% and 32%, respectively, from 1997, while production for natural gas and crude oil, excluding production associated with the west United States and Canada, increased 16% and 24%, respectively.

         Operating expenses were $223.6 million in 1998 compared with $179.0 million in 1997. Included in the 1998 operating expenses are nonrecurring items primarily associated with write-downs of the carrying value of assets of approximately $44.7 million. The operating expenses also include approximately $23 million of dry hole expense primarily associated with unsuccessful drilling of five exploratory prospects offshore Gulf of Mexico. Included in the 1997 amounts is approximately $34.4 million of operating expenses associated with the assets sold in 1997. The increase in operating expenses in 1998, excluding the nonrecurring items and sold operations, is due to increased depreciation and depletion from higher production. Additionally, production expenses have increased $4.5 million in the Gulf operations as a result of a full year of the 1997 acquisition of West Cameron Block 180 and 198 fields. Selling, general and administrative (SG&A) expenses have also increased by $1.7 million due to the increased activity in the Gulf operations.

1997 vs. 1996

         Operating revenues, which are derived primarily from the sale of produced natural gas, crude oil and natural gas liquids and contract drilling, were $251.7 million in 1997 compared with $228.9 million in 1996. The increase in operating revenues in 1997 compared to 1996 is due primarily to increases in natural gas prices. Realized price for produced natural gas increased 19% over 1996 as increases in the market, along with a more favorable overall net hedged position, combined to increase 1997 operating revenues. The 1997 operating revenues also increased due to a 4% increase in natural gas liquids volumes combined with a 7% increase in natural gas liquids price.

         Operating expenses were $179.0 million in 1997 compared with $182.5 million in 1996. Operating expenses are slightly lower for the year as the decrease in exploration expenses, resulting from less exploratory drilling and a higher success rate in Gulf exploration, were partially offset by higher depreciation and depletion expense related to increased Gulf of Mexico production.

EQUITABLE SERVICES

        Equitable Services provides energy and energy related products and services that are designed to reduce its customers' operating costs and improve their productivity. The majority of Equitable Services' revenue and earnings is derived from energy saving performance contracting services and natural gas marketing activities.

        Equitable  Services is comprised of two  distinct  business  segments:
NORESCO and Equitable Energy. The NORESCO segment includes ERI Services, a specialized business unit providing performance contracting services exclusively to the Federal Government. The financial results of the NORESCO segment include ERI Services.

NORESCO

        Equitable Services' financial growth in 1998 was attributable to positive business developments for both NORESCO and ERI Services.

        NORESCO successfully developed three large energy performance contracts (ESPC) for school districts in upstate New York contributing $3.6 million in margin for the year and providing significant backlog for 1999. NORESCO continued its success in the Massachusetts municipal and school market by developing four new projects in 1998. The market contributed another $3.8 million in margin in 1998. NORESCO also began to benefit from efforts with the Federal Government by signing and implementing large ESPC projects for several agencies with the Department of Defense. In 1998, NORESCO earned margins in excess of $2.0 million from contract work with the Federal Government. NORESCO also completed the implementation of two large contracts for utility-sponsored demand side management services. In total, these two programs deliver 70 million kWH in annual energy savings and contributed $4.2 million to margin in 1998. In the commercial and industrial segment, NORESCO built on its existing client relationships by developing new contracts with two large companies. These two clients contributed more than $3.6 million in margin during 1998. NORESCO also opened new offices in Texas, Colorado and New York and consolidated its offices in Connecticut. NORESCO's construction backlog increased during 1998 from $14.2 million at the beginning of the year to $74.1 million at year-end.

        ERI Services continued its development of contracts with the Federal Government. In 1998, ERI Services developed eight multimillion dollar ESPCs including a contract at the Crane Naval Station in Indiana, three Army sites in the southeastern regions of the U.S. and two Coast Guard bases in the Caribbean. ERI Services' construction backlog increased during 1998 from $1.1 million at the beginning of the year to $6.8 million at year-end.

        In 1998, the segment's margins were impacted by several factors: (i) increased competition in the energy services industry, which has driven down margins; (ii) as the industry has matured, clients have become more sophisticated, often resulting in the "unbundling" of services, which can result in the erosion of margins; (iii) a reduction in the weighted contribution to the companies' business from utility sponsored demand-side management programs, which typically yield above-average gross margins; and
(iv) a more concentrated focus on the Federal Government market segment, which contributes significantly to the companies' revenue base but also yields lower gross margins than those typically realized from commercial, industrial and institutional clients.


NORESCO

Years Ended December 31,                                      1998                1997                1996
----------------------------------------------------------------------------------------------------------------
Operating revenues (millions):
     Marketed natural gas                                 $           -       $           -      $            2
     Energy service contracting                                     109                  51                   8
     Other                                                            1                   2                   -
                                                          --------------      --------------     ---------------
               Total revenues                                       110                  53                  10
                                                          --------------      --------------     ---------------
Contract costs:
     Cost of energy purchased                                         -                   -                   2
     Energy service contract costs                                   81                  37                   5
                                                          --------------      --------------     ---------------
               Total contract costs                                  81                  37                   7
                                                          --------------      --------------     ---------------
Operating expenses:
     Selling, general and administrative                             19                  16                   5
     Depreciation, depletion and amortization                         4                   3                   1
     Restructuring, impairment of assets and
          other nonrecurring items                                    3                   -                   -
                                                          --------------      --------------     ---------------
               Total operating expenses                              26                  19                   6
                                                          --------------      --------------     ---------------
Operating income (loss)                                   $           3       $          (3)     $           (3)
                                                          ==============      ==============     ===============


1998 vs. 1997

         Revenues increased from 1997 to 1998 by $56.7 million. On an annualized basis, NORESCO's revenues increased by 74% from 1997 to 1998 reflecting both the continued expansion of the business and a movement toward higher value contracts.

        Gross margins from energy services contracting activities decreased to 25.7% in 1998 from 29.3% in 1997. The deterioration in gross margin is a result of a change in the mix of contracts due to the increase in revenues from the lower margin yield government market, increased competition and the full year effect of the step up to fair value of NORESCO contracts for purchase accounting.

        SG&A expenses increased from 1997 to 1998 by $3.9 million. Increases in corporate overhead expense charged to this segment ($2.0 million) and in NORESCO's SG&A ($6.0 million, a full year in 1998 compared to 7 months in 1997) were partially offset by expense reductions in NORESCO's facilities management division ($2.1 million). ERI Services reduced SG&A expense by $3.2 million in 1998, reflecting a shift away from a start-up enterprise focused mainly on business and staff development and toward a focus on implementation and construction of contract assets.

         Depreciation,  depletion and  amortization  (DD&A) expense  increased
from  1997  to  1998  by  $1.5  million.   This  increase   reflects  goodwill
amortization of $3.7 million in 1998 as compared to $2.2 million in 1997.

1997 vs. 1996

         Revenues increased from 1996 to 1997 by $42.4 million primarily due to the post-acquisition activities of NORESCO and the growth of this segment's business, which began operations in mid-1996.

        Gross margins from energy services contracting activities decreased to 29.3% in 1997 from 37.1% in 1996. This decrease is attributable to increased competition in the energy services industry, as well as a more heavily weighted contribution from the Federal Government market segment, which has lower gross margins than those typically realized from commercial, industrial and institutional clients.

        SG&A expenses increased from 1996 to 1997 by $10.1 million, which included $9.9 million from NORESCO. ERI Services' SG&A expense increased by $0.2 million in 1997, which reflects (i) a full year of operation for this business unit as compared to a partial year of operation in 1996 and (ii) the continued expansion of this unit, particularly in the areas of business development activities and professional staff building.

        DD&A expense increased from 1996 to 1997 by $3.0 million, which included $1.7 million for the amortization of goodwill from the NORESCO acquisition. Also in 1997, amortization of goodwill from the Conogen/Pequod acquisitions increased by $310,000 representing a full year of ownership. Depreciation expense for PP&E also increased by $0.5 million in 1997 primarily due to the addition of NORESCO and allocation of depreciation expense from Equitable headquarters.

Equitable Energy

        Equitable Energy provides gas operations, commodity procurement and delivery, risk management and customer services to energy consumers including large industrial, utility, commercial, institutional and residential end-users. Equitable Energy entered into the residential market in 1998 providing natural gas and other related services to customers in Ohio and Pennsylvania. In 1998, Equitable Energy went through a major restructuring, closing unproductive sales offices and reducing sales and support staff. This segment's primary focus is to provide products and services in those areas where the Company has a strategic marketing advantage, usually due to geographic coverage and ownership of physical assets.

Equitable Energy

Years Ended December 31,                                     1998                1997                1996
---------------------------------------------------------------------------------------------------------------
Marketed natural gas (millions)                          $         320       $         293      $          229
Cost of energy purchased                                           314                 284                 223
                                                         --------------      --------------     ---------------
               Net operating revenues                                6                   9                   6
                                                         --------------      --------------     ---------------
Operating expenses:
     Selling, general and administrative                            10                  14                  14
     Depreciation, depletion and amortization                        1                   1                   -
     Restructuring, impairment of assets and
          other nonrecurring items                                   3                   -                   -
                                                         --------------      --------------     ---------------
               Total operating expenses                             14                  15                  14
                                                         --------------      --------------     ---------------
Operating loss                                           $          (8)      $          (6)     $            (8)
                                                         ==============      ==============     ===============


1998 vs. 1997

         Revenues increased from 1997 to 1998 by $26.3 million. The increase in 1998 revenues was due primarily to residential market programs.

        Gas margins decreased by $2.7 million in 1998 from 1997. A large group of high margin customers were renewed at lower rates reflecting the highly competitive nature of the business. Also in the last half of 1998, the business yielded lower margins due to decreased throughput for large industrial steel producing clients.

         SG&A expenses decreased from 1997 to 1998 by $4.3 million. The decreases were due primarily to decreased consulting costs and reduced staffing and office closures.

1997 vs. 1996

        The year 1997 was a year of expansion for the Equitable Energy group. In growing the business, which was formed early in 1996, Equitable Energy expanded its gas marketing into many regions, opened several sales offices and added new products to its portfolio. In 1997, its first full year of operations, Equitable Energy was able to more than double its customer base from 1996; however, revenues and margins remained unchanged (nine months of 1996 revenues - $229 million; 1997 - $282 million; and nine months of 1996 margins - $6 million; 1997 - $8 million). Marketing and development efforts were intentionally reduced from 1996 to better focus in areas of high growth potential (nine months of 1996 - $9.5 million; 1997 - $7.6 million).

OTHER INCOME STATEMENT ITEMS


Other Income

Years Ended December 31,                                            1998                1997                1996
----------------------------------------------------------------------------------------------------------------------
Other income (millions):
     Gain (loss) on sale of assets                              $          (2)      $          50      $            1
     Equity in earnings of nonconsolidated subsidiaries                     3                   -                   -
                                                                --------------      --------------     ---------------
          Total other income                                    $           1       $          50      $            1
                                                                ==============      ==============     ===============


         In late 1997, NORESCO's facilities management division completed the construction of a 50 MW power plant in Panama, in which NORESCO holds a 45% ownership interest. This plant was operational during 1998 and yielded equity in earnings of nonconsolidated subsidiaries of $2.6 million.

        The 1997 sale of certain of the Company's crude oil and natural gas production properties in the western United States and Canada and its contract drilling operations is described above in "Results of Operations" and "Equitable Production." There were no other significant changes in other income between 1998 and 1996.

Interest Charges

Years Ended December 31,            1998          1997          1996
----------------------------------------------------------------------

Interest charges (millions)          $ 40          $ 35         $ 30
                                   =======      ========     ========

1998 vs. 1997

        Interest costs increased in 1998 as a result of a $44 million increase in average debt outstanding during the year and an increase in the Company's average overall interest rate. The increase in debt outstanding was due to increased capital spending for Gulf of Mexico and midstream projects completed during 1998. The increased rate is due to the April 1998 issuance of 7.35% Preferred Trust Debentures, which replaced lower rate commercial paper borrowings.

1997 vs. 1996

        Interest charges rose in 1997 as a result of a 55% increase in the average daily total of short-term loans outstanding of $229 million in 1997 compared to $147 million in 1996. The increased 1997 borrowings were used primarily to finance acquisitions and other capital expenditures described in the segment discussions above.

        Average annual interest rates on short-term debt remained relatively constant, in a range of 5.0% to 5.7%, throughout the three-year period.

Income Taxes

Years Ended December 31,                          1998        1997      1996
-------------------------------------------------------------------------------
Income taxes (net - millions):
     Income tax expense (benefit)                 $ (21)       $ 44      $ 30
     Tax credits                                     (1)         (1)       (3)
                                                --------    --------   -------
          Net income tax expense (benefit)        $ (22)       $ 43      $ 27
                                                ========    ========   =======

1998 vs. 1997

        The effective income tax rate increased from 1997 to 1998. Because 1998 resulted in a loss before income taxes, the increase in the effective tax rate actually signifies a favorable variance from statutory rates, as a result of lower state income taxes. The state income tax benefit is attributable to variances in state effective rates between jurisdictions where income and losses occurred.

1997 vs. 1996

         The effective income tax rate increased from 1996 to 1997 as a result of decreased tax credits, nondeductible amortization of goodwill and higher state income tax rates resulting from a change in law.

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

        Operating Activities

        Cash required for operations is affected primarily by the seasonal nature of Equitable's natural gas distribution operations and the volatility of oil and gas commodity prices. Short-term loans used to support working capital requirements during the summer months are repaid as gas is sold during the heating season.

        The Company's performance contracting business requires substantial initial working capital investments which are recovered in revenues as the related energy savings are realized or when the contract is assigned.

        Cash flows from operating activities totaled $64 million in 1998, compared to $114 million in 1997 and $66 million in 1996.

        Cash flows from operations decreased in 1998 primarily as a result of a $45 million decrease in net operating revenues due to lower sales volumes in the utility segment and lower natural gas, natural gas liquids and crude oil prices in the production segment. In addition, 1998 production segment operating expenses included $23 million of dry hole cost, the majority of which resulted from cash expended in 1998. These cash requirements were somewhat offset by a decrease of $25 million in net working capital requirements in 1998, as the Company eliminated its trading operation in connection with the sale of the discontinued natural gas midstream operations.

        Cash flows from operations increased in 1997 primarily as a result of a reduction in working capital requirements for deferred purchased gas cost due to the increased collection of deferred costs in regulated rates, somewhat offset by an increase in accounts receivable.

        Cash flow has been affected by the Alternative Minimum Tax (AMT) since 1988. Equitable incurred an AMT liability in past years primarily as a result of nonconventional fuels tax credits. Although AMT payments can be carried forward indefinitely and applied to income tax liabilities in future periods, they impact cash generated from operations. In 1998, $5.8 million of AMT credits were utilized to reduce current year tax payments. At December 31, 1998, Equitable has available $58.5 million of AMT credit carryforwards. The impact of AMT on future cash flow will depend on the level of taxable income.

        Investing Activities

        Equitable's financial objectives require ongoing capital expenditures for growth projects in the Equitable Production and Services units, as well as replacements, improvements and additions to plant assets in the Utilities unit. Such capital expenditures during 1998 were $138.5 million including
$73.2 million in natural gas and crude oil production assets in the Gulf region and $30.9 million in new coal-bed methane and conventional natural gas production development in the East. Equitable Services' $11.1 million of 1998 capital spending included international power project development, while Equitable Utilities' $23.3 million included $15.9 million of distribution plant replacements and improvements.

        In December 1998, the Company completed the sale of its natural gas midstream operations for $338 million, subject to final working capital adjustments. Proceeds from the sale were used to reduce outstanding debt, repurchase shares of the Company's common stock and for operating purposes.

        In September and October 1997, Equitable completed the sale of its crude oil and natural gas properties in the western United States and Canada for aggregate cash proceeds of $170 million. As part of a tax deferred like-kind exchange, a portion of the proceeds were placed in escrow and used to fund the purchase of Gulf properties from Chevron. The $49 million balance in escrow at December 31, 1997 is included in cash and cash equivalents in the consolidated balance sheets. Early in 1998 the escrow account was closed and the balance of escrow funds and other proceeds were used to pay down short-term debt.

        A total of $119 million has been authorized for the 1999 capital expenditure program, described in more detail in the segment discussions above. The Company expects to finance its authorized 1999 capital expenditure program with cash generated from operations and with short-term loans.

        Financing Activities

        In 1998, financing activities used $199.2 million of cash primarily as a result of a net decrease of $166 million in short-term loans; the early retirement of long-term debt in the amount of $68.6 million, including premiums paid; and Company stock repurchases of $37.7 million. These uses of cash were somewhat offset by the issuance of $125 million of Preferred Trust Capital Securities. A portion of the stock repurchases was executed under the terms of an Accelerated Stock Repurchase Program conducted by an investment banker. Stock repurchased during 1998 represented 4% of outstanding shares.

        In 1997, financing activities generated $12 million of cash as a result of a net increase of $77 million in short-term loans, partially offset by $29 million used for treasury stock purchases. The common stock was used for a portion of the 2.1 million shares valued at $67 million issued in the purchase of NORESCO, while the short-term loans funded the $10 million cash portion of that purchase and other 1997 capital expenditures.

         Cash generated in all years was partially offset by the payment of the Company's dividends on common shares, which remained substantially unchanged at $43 million.

Capital Resources

        Equitable has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.0% during 1998. At December 31, 1998, $115 million of commercial paper was outstanding at an average annual interest rate of 5.0%. Equitable maintains a revolving credit agreement with a group of banks providing $500 million of available credit. The agreement requires a facility fee of one-tenth of one percent and expires September 1, 2001. Adequate credit is expected to continue to be available in the future.

Rate Regulation

        Accounting for the operations of Equitable's Utilities segment is in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As described in Note A to the consolidated financial statements, regulatory assets and liabilities are recorded to reflect future collections or payments through the regulatory process. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

ENVIRONMENTAL MATTERS

        Equitable and its subsidiaries are subject to extensive federal, state and local environmental laws and regulations that affect their operations. Governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future activities.

         Management does not know of any environmental liabilities that will have a material effect on Equitable's financial position or results of operations. The Company has identified situations that require remedial action for which approximately $4.2 million is accrued at December 31, 1998. Environmental matters are described in Note S to the consolidated financial statements.

INFLATION AND THE EFFECT OF CHANGING ENERGY PRICES

        The rate of inflation in the United States has been moderate over the past several years and has not significantly affected the profitability of the Company. In prior periods of high general inflation, oil and gas prices generally increased at comparable rates; however, there is no assurance that this will be the case in the current environment or in possible future periods of high inflation. Regulated utility operations would be required to file a general rate case in order to recover higher costs of operations. Margins in the energy marketing business in the Equitable Energy segment are highly sensitive to competitive pressures and may not reflect the effects of inflation. The results of operations in the Company's three business segments will be affected by future changes in oil and gas prices and the interrelationship between oil, gas and other energy prices.

YEAR 2000 COSTS

State of Readiness

         The Company initiated an enterprise-wide project in 1996 to address the Year 2000 issue. A management team was put in place to manage this project and a detailed project plan has been developed to address the three identified primary risk areas: process controls and facilities, business information systems applications and issues relative to third party product and service providers. This plan is continuously updated and reviewed regularly with senior management and the Board of Directors. The Company is on schedule to complete remediation and testing of all critical components as planned.

         To date the Company has completed the inventory and assessment phases covering all process controls (embedded chips), facilities and systems applications. The remediation and testing of process controls, using both internal resources and contracted engineers, is well underway (90% complete) and on schedule. The testing and remediation of systems applications are on schedule with approximately 90% of the critical applications remediated and tested. Equitable anticipates that all critical systems will be Y2K compliant by June 1999.

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

YEAR 2000 COSTS

Costs

         The total cost of the Company's Year 2000 project is still being evaluated. Until all process control systems have been tested and documented, the full cost of remediation of this part of the project will not be known. The cost to date, however, is $3.4 million, and the total cost estimate for the balance of the project is an additional $1.5 million. All of the costs have been or will be charged to operating expense except $0.5 million of systems upgrades, which will be capitalized and charged to expense over the estimated useful life of the associated hardware and software. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

Risks and Contingencies

         The Company continues to evaluate risks associated with the potential inability of outside parties to successfully complete their Year 2000 effort, and contingency plans are being developed and/or adapted as appropriate. While the Company believes it has taken the necessary steps to provide for the continued safe and reliable operation of its natural gas delivery system into the Year 2000, monitoring the progress of critical suppliers is an ongoing process. A worst-case scenario would involve the failure of one or more of the gas marketers or pipelines supplying the Company's distribution operations. If this occurs, the Company would either supply its customers from existing internal supply sources or attempt to purchase supply on the "spot" market, probably at somewhat higher prices. Unless supply shortfalls were of a long duration or occurred during a period of extreme weather conditions when spot supplies might not be as readily available, it would be unlikely that the distribution company would have to curtail deliveries to its customers. If it appears that this scenario is more than a remote possibility additional contingency plans will be put into place.

AUDIT COMMITTEE

        The Audit Committee, composed entirely of outside directors, meets periodically with Equitable's independent auditors, its internal auditor and management to review the Company's financial statements and the results of audit activities. The Audit Committee, in turn, reports to the Board of Directors on the results of its review and recommends the selection of independent auditors.

FORWARD-LOOKING STATEMENTS

        Disclosures in this annual report may include forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products and operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of changes in commodity prices for natural gas and crude oil, changes in interest rates, the timing and extent of the Company's success in acquiring natural gas and crude oil properties and in discovering, developing and producing reserves, the inability of the Company or others to remediate Year 2000 concerns in a timely fashion, delays in obtaining necessary governmental approvals and the impact of competitive factors on profit margins in various markets in which the Company competes.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

        The Company's primary market risk exposure is the volatility of future prices for natural gas and crude oil, which can affect the operating results of Equitable through the Equitable Production segment and the deregulated marketing group within the Equitable Services segment. The Company's use of derivatives to reduce the effect of this volatility is described in Note B to the consolidated financial statements. The Company uses simple, nonleveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. The Company's use of these derivative financial instruments is implemented under a set of policies approved by the Board of Directors.

        For commodity price derivatives used to hedge Company production, Equitable sets policy limits relative to expected production and sales levels which are exposed to price risk. The level of price exposure is limited by the value at risk limits allowed by this policy. Volumes associated with future activities, such as new drilling, recompletions and acquisitions, are not eligible for hedging. Management monitors price and production levels on essentially a continuous basis and will make adjustments to quantities hedged as warranted. In general, Equitable's strategy is to become more highly hedged at prices considered to be at the upper end of historical levels.

        For commodity price derivatives used to hedge marketing physical positions, the marketing group will engage in financial transactions also subject to policies that limit the net positions to specific value at risk limits. In general, this marketing group considers profit opportunities in both physical and financial positions, and Equitable's policies apply equally thereto.

        With respect to the energy derivatives held by subsidiaries of Equitable as of December 31, 1998, a decrease of 10% in the market price of natural gas from the December 31, 1998 levels would decrease the fair value of these instruments by approximately $5.6 million. The Company is in the process of implementing, and in 1999 intends to use, the value at risk method for determining the market risk of its energy derivatives.

        The above analysis of the energy derivatives utilized for risk management purposes does not include the favorable impact that the same hypothetical price movement would have on the Company and its subsidiaries' physical purchases and sales of natural gas. The portfolio of energy derivatives held for risk management purposes approximates the notional quantity of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods. Furthermore, the energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of energy derivatives held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming the energy derivatives are not closed out in advance of their expected term, the energy derivatives continue to function effectively as hedges of the underlying risk, and as applicable, anticipated transactions occur as expected.

        The disclosure with respect to the energy derivatives relies on the assumption that the contracts will exist parallel to the underlying physical transactions. If the underlying transactions or positions are liquidated prior to the maturity of the energy derivatives, a loss on the financial instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

        The Company has limited variable rate short-term debt. As such, there is some limited exposure to future earnings due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a significant impact on future earnings of the Company.

Item 8. Financial Statements and Supplementary Data


                                                              Page Reference

Report of Independent Auditors                                      40

Statements of Consolidated Income
      for each of the three years in
      the period ended December 31, 1998                            41

Statements of Consolidated Cash Flows
      for each of the three years in the
      period ended December 31, 1998                                42

Consolidated Balance Sheets
      December 31, 1998 and 1997                                  43 & 44

Statements of Common Stockholders'
      Equity for each of the three
      years in the period ended
      December 31, 1998                                             45

Notes to Consolidated Financial
      Statements                                                  46 - 74

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Equitable Resources, Inc.

         We have audited the accompanying consolidated balance sheets of Equitable Resources, Inc. and Subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         /s/ Ernst & Young LLP
                                             Ernst & Young LLP


Pittsburgh, Pennsylvania
February 25, 1999


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31,                                                      1998             1997              1996
                                                                         --------------------------------------------------
                                                                                            (Restated)        (Restated)
                                                                         --------------------------------------------------
                                                                               (Thousands except per share amounts)

Operating revenues                                                       $      882,625   $       934,034   $      856,367
Cost of sales                                                                   453,537           460,572          410,024
                                                                         ---------------  ----------------  ---------------
     Net operating revenues                                                     429,088           473,462          446,343
                                                                         ---------------  ----------------  ---------------

Operating expenses:
     Operation & maintenance                                                    109,240           131,648          125,018
     Exploration                                                                 27,211             7,260           14,785
     Production                                                                  30,390            32,207           31,224
     Selling, general and administrative                                        109,341           103,141          101,825
     Depreciation, depletion and amortization                                    81,250            72,971           68,319
     Restructuring, impairment and other nonrecurring charges                    81,840            24,055           (4,385)
                                                                         ---------------  ----------------  ---------------
         Total operating expenses                                               439,272           371,282          336,786
                                                                         ---------------  ----------------  ---------------

Operating income (loss)                                                         (10,184)          102,180          109,557
Other                                                                             2,667                 -                -
Gain/(loss) on sale of assets                                                    (1,614)           50,120              852
                                                                         ---------------  ----------------  ---------------

Earnings (loss) from continuing operations, before interest & taxes              (9,131)          152,300          110,409
Interest charges                                                                 40,302            34,903           29,837
                                                                         ---------------  ----------------  ---------------

Income (loss) before income taxes                                               (49,433)          117,397           80,572
Income taxes (benefits)                                                         (22,381)           43,210           27,045
                                                                         ---------------  ----------------  ---------------

Net income (loss) from continuing operations before extraordinary loss          (27,052)           74,187           53,527
Income (loss) from discontinued operations after taxes                           (8,804)            3,870            5,852
Extraordinary loss after taxes - early extinguishment of debt                    (8,263)                -                -
                                                                         ---------------  ----------------  ---------------

Net income (loss)                                                        $      (44,119)  $        78,057   $       59,379
                                                                         ===============  ================  ===============

Average common shares outstanding                                                36,833            36,003           35,188
                                                                         ===============  ================  ===============

Earnings (loss) per share of common stock:
     Basic:
          Continuing operations, before extraordinary loss                      $ (0.73)           $ 2.06           $ 1.52
          Discontinued operations                                                 (0.24)             0.11             0.17
          Extraordinary loss - early extinguishment of debt                       (0.22)                -                -
                                                                         ---------------  ----------------  ---------------
          Net income                                                            $ (1.19)           $ 2.17           $ 1.69
                                                                         ===============  ================  ===============
     Diluted:
          Continuing operations, before extraordinary loss                      $ (0.73)           $ 2.05           $ 1.52
          Discontinued operations                                                 (0.24)             0.11             0.17
          Extraordinary loss - early extinguishment of debt                       (0.22)                -                -
                                                                         ---------------  ----------------  ---------------
          Net income                                                            $ (1.19)           $ 2.16           $ 1.69
                                                                         ===============  ================  ===============

                 See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,                                                           1998               1997               1996
                                                                             -------------------------------------------------------
                                                                                                   (Restated)         (Restated)
                                                                             -------------------------------------------------------
                                                                                                  (Thousands)
Cash flows from operating activities:
   Net income (loss) from continuing operations, before
     extraordinary items                                                     $        (27,052)   $        74,187   $          53,527
                                                                             -----------------   ----------------  -----------------
   Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
       Impairment of assets                                                            75,245             13,000                  -
       Depreciation, depletion and amortization                                        81,250             72,971             68,319
       Gain on sale of property                                                             -            (52,204)                 -
       Amortization of construction contract costs - net                                8,271              7,925                  -
       Deferred income taxes (benefits)                                               (29,537)            31,008             24,207
       Changes in other assets and liabilities:
          Accounts receivable and unbilled revenues                                   117,521            (59,015)           (47,909)
          Deferred purchased gas cost                                                   5,646             16,026            (49,919)
          Prepaid expenses and other                                                   32,353            (12,858)           (10,281)
          Accounts payable                                                           (121,396)            54,254             49,784
          Deferred revenue                                                            (16,529)           (22,156)           (22,200)
          Other - net                                                                 (36,800)           (27,285)           (21,758)
                                                                             -----------------   ----------------  -----------------
            Total adjustments                                                         116,024             21,666             (9,757)
                                                                             -----------------   ----------------  -----------------
               Net cash provided by continuing operating activities                    88,972             95,853             43,770
               Net cash (used in) provided by discontinued operations                 (24,473)            18,321             21,798
                                                                             -----------------   ----------------  -----------------
               Net cash provided by operating activities                               64,499            114,174             65,568
                                                                             -----------------   ----------------  -----------------
Cash flows from investing activities:
   Capital expenditures on continuing operations                                     (138,520)          (220,100)           (88,177)
   Capital expenditures on discontinued operations in year of disposal                (32,004)                 -                  -
   Proceeds from sale of property                                                     338,255            181,566              4,180
   Net noncurrent assets held for sale                                                      -            (32,835)           (22,107)
                                                                             -----------------   ----------------  -----------------
               Net cash used in investing activities                                  167,731            (71,369)          (106,104)
                                                                             -----------------   ----------------  -----------------
Cash flows from financing activities:
   Issuance of common stock                                                             2,496              6,631              2,306
   Purchase of treasury stock                                                         (37,747)           (28,596)               (33)
   Dividends paid                                                                     (43,800)           (42,679)           (41,548)
   Proceeds from issuance of long-term debt                                                 -                  -            144,919
   Purchase of debt due 1999 through 2026                                             (68,556)                 -                  -
   Proceeds from preferred trust securities                                           125,000                  -                  -
   Repayments and retirements of long-term debt                                       (10,880)                 -           (150,440)
   Increase (decrease) in short-term loans                                           (165,741)            76,544             69,900
                                                                             -----------------   ----------------  -----------------
               Net cash provided (used) by financing activities                      (199,228)            11,900             25,104
                                                                             -----------------   ----------------  -----------------
Net increase (decrease) in cash and cash equivalents                                   33,002             54,705            (15,432)
Cash and cash equivalents at beginning of year                                         69,442             14,737             30,169
                                                                             -----------------   ----------------  -----------------
Cash and cash equivalents at end of year                                     $        102,444    $        69,442   $          14,737
                                                                             =================   ================  =================
Cash paid during the year for:
   Interest (net of amount capitalized)                                              $ 46,973           $ 43,533           $ 43,025
                                                                             =================   ================  =================
   Income taxes                                                                      $ 15,568           $ 16,030           $ 10,456
                                                                             =================   ================  =================


                See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,



                                   ASSETS                                 1998                               1997
                                                                   -------------------------------------------------------
                                                                                                          (Restated)
                                                                   -------------------------------------------------------
                                                                                        (Thousands)
Current assets:
   Cash and cash equivalents                                       $           102,444                $            69,442
   Accounts receivable (less accumulated provision for
      doubtful accounts:  1998, $9,470; 1997, $9,985)                          192,955                            354,121
   Unbilled revenues                                                            41,616                             32,527
   Inventory                                                                    33,743                             37,156
   Deferred purchased gas cost                                                  39,445                             44,053
   Derivative commodity instruments, at fair value                                   -                             82,912
   Prepaid expenses and other                                                   34,832                             64,523
                                                                   --------------------               --------------------

         Total current assets                                                  445,035                            684,734
                                                                   --------------------               --------------------

Property, plant and equipment                                                1,960,390                          1,862,412
Less accumulated depreciation and depletion                                    762,320                            675,410
                                                                   --------------------               --------------------

          Net property, plant and equipment                                  1,198,070                          1,187,002
                                                                   --------------------               --------------------

Net assets of discontinued operations                                                -                            238,182
                                                                   --------------------               --------------------

Other assets:
   Regulatory assets                                                            65,983                             69,919
   Goodwill                                                                     68,128                             66,823
   Other                                                                        77,031                             81,391
                                                                   --------------------               --------------------

          Total other assets                                                   211,142                            218,133
                                                                   --------------------               --------------------

              Total                                                $         1,854,247                $          2,328,051
                                                                   ====================               ====================

                 See notes to consolidated financial statements



EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, DECEMBER 31,



                       LIABILITIES AND STOCKHOLDERS' EQUITY               1998                           1997
                                                                   ---------------------------------------------------
                                                                                                      (Restated)
                                                                   ---------------------------------------------------
                                                                                      (Thousands)
Current liabilities:
   Current portion long-term debt                                  $           74,136             $             5,000
   Short-term loans                                                           115,703                         281,444
   Accounts payable                                                           152,784                         288,192
   Derivative commodity instruments, at fair value                                  -                          79,012
   Other current liabilities                                                   94,382                          92,053
                                                                   -------------------            --------------------

      Total current liabilities                                               437,005                         745,701
                                                                   -------------------            --------------------

Long-term debt                                                                281,350                         417,564
                                                                   -------------------            --------------------

Deferred and other credits:
   Deferred income taxes                                                      172,474                         208,236
   Deferred investment tax credits                                             17,695                          18,792
   Deferred revenue                                                            68,989                          85,518
   Other                                                                       43,315                          28,720
                                                                   -------------------            --------------------

      Total deferred and other credits                                        302,473                         341,266
                                                                   -------------------            --------------------

Commitments and contingencies                                                       -                               -
                                                                   -------------------            --------------------

Preferred trust securities                                                    125,000                               -
                                                                   -------------------            --------------------

Common stockholders' equity:
   Common stock, no par value, authorized 80,000 shares;
      shares issued:  1998, 37,252; 1997, 36,985                              280,400                         269,879
   Treasury stock, shares at cost:  1998, 1,396; 1997, 56                     (39,298)                         (1,551)
   Retained earnings                                                          467,326                         555,245
   Accumulated other comprehensive income                                          (9)                            (53)
                                                                   -------------------            --------------------

      Total common stockholders' equity                                       708,419                         823,520
                                                                   -------------------            --------------------

          Total                                                    $        1,854,247             $         2,328,051
                                                                   ===================            ====================

                 See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        Common Stock                                 Accumulated
                                              ----------------------------------                        Other             Common
                                                  Shares               No             Retained      Comprehensive      Stockholders'
                                                Outstanding        Par Value          Earnings          Income            Equity
                                              --------------------------------------------------------------------------------------
                                                                                    (Thousands)

Balance, December 31, 1995                         35,007    $      214,181          $502,036          $(1,138)          $715,079
   Comprehensive income:
        Net income for the year 1996                                                   59,379
        Foreign currency translation                                                                       (83)
        Total comprehensive income                                                                                         59,296
   Dividends ($1.18 per share)                                                        (41,548)                            (41,548)
   Stock issued:
        Acquisition of subsidiary                     239             7,000
        Conversion of 9 1/2% debentures                16               178
        Restricted stock option plan                   36               855
        Dividend reinvestment plan                     49             1,456
   Treasury stock                                      (1)              (33)
        Net change in common stock                                                                                          9,456
                                              ------------   ---------------   ---------------   --------------    ---------------
Balance, December 31, 1996                         35,346           223,637           519,867           (1,221)           742,283
   Comprehensive income:
        Net income for the year 1997                                                   78,057
        Foreign currency translation                                                                     1,168
        Total comprehensive income                                                                                         79,225
   Dividends ($1.18 per share)                                                        (42,679)                            (42,679)
   Stock issued:
        Acquisition of subsidiary                   2,401            68,276
        Conversion of 9 1/2% debentures                33               370
        Restricted stock option plan                  106             3,323
        Dividend reinvestment plan                     43             1,318
   Treasury stock                                  (1,000)          (28,596)
        Net change in common stock                                                                                         44,691
                                              ------------   ---------------   ---------------   --------------    ---------------
Balance, December 31, 1997                         36,929           268,328           555,245              (53)           823,520
   Comprehensive income:
        Net loss for the year 1998                                                    (44,119)
        Foreign currency translation                                                                        44
        Total comprehensive income                                                                                        (44,075)
   Dividends ($1.18 per share)                                                        (43,800)                            (43,800)
   Stock issued:
        Acquisition of subsidiary                     171             5,460
        Restricted stock option plan                   56             3,990
        Dividend reinvestment plan                     40             1,071
   Treasury stock                                  (1,340)          (37,747)
        Net change in common stock                                                                                        (27,226)
                                              ------------   ---------------   ---------------   --------------    ---------------

Balance, December 31, 1998                         35,856    $      241,102    $      467,326    $          (9)    $      708,419
                                              ============   ===============   ===============   ==============    ===============

Common  shares  authorized:  80,000,000  shares.  Preferred  shares  authorized:
3,000,000 shares. There are no preferred shares issued or outstanding.

Common shares  outstanding  are net of treasury stock:  1998 - 1,396,000  shares
($39,298,000);  1997  -  56,000  shares  ($1,551,000);  1996  -  169,000  shares
($4,023,000).

Retained earnings of $468,074,000 are available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.

                 See notes to consolidated financial statements


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


A.      Summary of Significant Accounting Policies

        PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Equitable Resources, Inc. and all subsidiaries, ventures and partnerships in which a controlling interest is held (Equitable or the Company). Equitable also consolidates its interest in oil and gas joint ventures. Equitable uses the equity method of accounting for companies where its ownership is between 20% and 50%.

        USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These investments are accounted for at cost. Interest earned on cash equivalents is included in interest charges.

        INVENTORIES: Inventories, which consist of gas stored underground and materials and supplies, are stated at average cost.

        PROPERTIES, DEPRECIATION AND DEPLETION: Plant, property and equipment is carried at cost. Depreciation is provided on the straight-line method based on estimated service lives, ranging from 3 to 70 years except for most natural gas and crude oil production properties as explained below.

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

        Certain other costs, which will be passed through to customers under ratemaking rules for regulated operations, are deferred by the Company as regulatory assets when recovery through rates is expected. These amounts relate primarily to the accounting for income taxes. The Company believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

         DERIVATIVE COMMODITY INSTRUMENTS: The Company uses exchange-traded natural gas and crude oil futures contracts and options and over-the-counter
(OTC) natural gas and crude oil swap agreements and options to hedge exposures to fluctuations in oil and gas prices.

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

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined when it will adopt the provisions of this statement, which may be implemented at the beginning of any fiscal quarter. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

        In November 1998, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." The EITF concluded that energy trading activities should be recognized on a mark-to-market basis based on the fair value of the contracts. Trading activities should be reported separately (either net or gross) in the income statement. The consensus is effective for fiscal years beginning after December 15, 1998 and must be adopted by a cumulative catch up adjustment.

        The Company has not determined what the effect of EITF Issue No. 98-10 will be on the earnings and financial position of the Company, the impact of which is not expected to be material.

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

        REVENUE RECOGNITION: Revenues for regulated gas sales to retail customers are recognized as service is rendered, including an accrual for unbilled revenues from the date of each meter reading to the end of the accounting period. Revenue is recognized for exploration and production activities when deliveries of natural gas, crude oil and natural gas liquids are made. Revenues from natural gas transportation and storage activities are recognized in the period service is provided. Revenues from energy marketing activities are recognized when deliveries occur.

        The Company recognizes revenue from shared energy savings contracts as energy savings are measured and verified. Revenue received from customer contract termination payments is recognized when received. Revenue from other long-term contracts, such as turnkey contracts, is recognized on a percentage-of-completion basis, determined using the cost-to-cost method. Any maintenance revenues are recognized as related services are performed.

        SALES OF RECEIVABLES: The Company finances some amounts due from customers with financial institutions. At the time of the transfer, the amounts due from the customer are recognized as revenue, the transfer is accounted for as the sale of a receivable, the receivable is removed from the books and any related deferred costs are charged to operations immediately.

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

        EARNINGS PER SHARE: "Basic" EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

        COMPREHENSIVE INCOME: In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and other changes to stockholders' equity in the current period, examples of which include foreign currency translation adjustments and certain changes in the value of derivative financial instruments. SFAS No. 130 does not impact amounts previously reported for net income.

        Because the Company does not have material items accounted for as other comprehensive income, the adoption of SFAS No. 130 did not have a significant impact on the Company's financial statements.

        SEGMENT DISCLOSURES: In 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company's chief executive officer in deciding how to allocate resources.

        Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges, income taxes and certain corporate office expenses are managed on a consolidated basis and are allocated pro forma to operating segments.

        Prior year segment information has been reclassified to conform with the current operating structure.

        RECLASSIFICATION:   Certain   previously   reported  amounts  have  been
reclassified to conform with the 1998 presentation.

B.      Derivative Commodity Instruments

        The Company uses exchange-traded natural gas and crude oil futures contracts, options and OTC natural gas and crude oil swap agreements and options (collectively derivative contracts) to hedge exposures to fluctuations in oil and gas prices. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity. Exchange-traded instruments are generally settled with offsetting positions but may be settled by delivery of commodities. OTC arrangements require settlement in cash.

        Hedging Activities

        The Company is exposed to risk from fluctuations in energy prices in the normal course of business. The Company uses derivative contracts to hedge exposures to oil and gas price changes.

        The following table summarizes the absolute notional quantities of the derivative contracts held for purposes other than trading at December 31, 1998 and 1997. The open futures and options contracts at year-end 1998 have maturities extending through October 2001, while the swap agreements have maturities extending through May of 2001. At December 31, 1997, the remaining terms of the open futures and options contracts were the same as those at December 31, 1998 while the swap agreements had maturities extending through November of 2000.

                    Absolute Notional Quantity              Gain/(Loss)
                    --------------------------     ----------------------------
                     1998            1997              1998            1997
                    --------------------------     ----------------------------
                         (Bcf equivalent)                   (Millions)

   Futures              8.6            4.5           $  (2.1)         $  1.0
   Swaps               19.6           96.5             (15.7)          (10.3)
   Options              1.9            1.8               1.0            (0.1)
                    --------       --------        ----------      ----------
      Total            30.1          102.8           $ (16.8)         $ (9.4)
                    ========       ========        ==========      ==========

         Deferred realized amounts from hedge transactions were a $.6 million gain at December 31, 1998, and a $1.3 million gain and a $1.6 million loss at December 31, 1997. The Company recognized net losses on its hedging activities of $3.0 million, $9.8 million and $44.4 million in 1998, 1997 and 1996, respectively. These losses are offset when the underlying products are sold.

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

        Trading Activities

         In 1998, the Company sold its natural gas midstream operations eliminating the trading functions. Previously, the primary functions of the Company's trading business were to provide price risk management services to the Company's Utilities and Services segments and to contribute to the Company's earnings by taking market positions within defined trading limits.

        There were no outstanding derivative contracts held for trading purposes at December 31, 1998. At December 31, 1997, the absolute notional quantities of the futures, swaps and options contracts held for trading purposes were 43.7 Bcfe, 149.4 Bcfe and 10.0 Bcfe, respectively.

        The table below sets forth the end of period fair value and average fair value during the year for all the derivative contracts held for trading purposes.

                                                   1997
                                    -----------------------------------
                                         Assets          Liabilities
                                    -----------------------------------
                                                (Thousands)

Fair value at December 31               $ 82,912           $ 79,012
Average fair value                      $ 12,161           $ 10,509

        Trading activity resulted in net gains of $1.1 million for 1997 and $0.8 million for 1996, respectively.

C.      Asset Impairment and Other Nonrecurring Items

        The Company's results of operations include several significant nonrecurring items which are included in operating expense.

C.      Asset Impairment and Other Nonrecurring Items (Continued)

        In December 1998, as a result of a sustained decrease in natural gas and crude oil prices and a change in management's objectives in the Gulf of Mexico, the Company recognized a write-down in the carrying value of crude oil and natural gas production assets of $36.9 million. To improve the efficiency of Appalachian production operations, the Company has transferred many of the management responsibilities for its Kentucky West Virginia Gas Company, L.L.C. (Kentucky West) to Equitable Production - East under a services agreement. In studying the possibility of decertifying the pipeline, the Company determined that it is likely that not all costs will be collectible in rates and has reduced regulatory and other assets by $9.2 million, including $3.6 million in Equitable Utilities and $5.6 million in Equitable Production. In addition, the Company implemented a fundamental restructuring of its utility, nonregulated retail sales and headquarters groups. This process included a voluntary workforce reduction incentive offer to reduce staff, the closing or consolidation of several offices, reconfiguration of management information systems, the realignment of many administrative functions to specific operating segments and the curtailment of several auxiliary business ventures. Expenses associated with these initiatives totaled $35.7 million including $8.1 million in the utility group, $2.1 million in the production group, $2.7 million in energy services, $3.0 million in the energy sales unit and $19.8 million in headquarters.

        In June 1997, an evaluation of the carrying value of long-lived assets resulted in a write-down of the Utilities segment's investment in the Avoca bedded salt natural gas storage project, for which the Company recognized a $13 million pretax charge. In September 1997, the Company recorded an additional pretax charge of $10.7 million related to evaluation and reduction of headquarters and noncore business functions.

        In December 1996, the Company recognized a pretax gain of $7.4 million related to the curtailment of the Company's defined benefit pension plan for non-utility employees.

D.      Direct Billing and Other Settlements

        Kentucky West, a subsidiary of the Company, received Federal Energy Regulatory Commission (FERC) approval of settlement agreements with all customers for the direct billing to recover the higher Natural Gas Policy Act
(NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with Equitable Gas division has been subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved Equitable Gas Company's collection of $2.6 million in September 1998 and $7.8 million in September 1997 and 1996 related to the direct billing settlement.

E.      Deferred Revenue

        In 1995, the Company sold an interest in certain Appalachian natural gas properties, the production from which qualifies for nonconventional fuels tax credit. The Company retained an interest in the properties that will increase based on performance. As such, the proceeds of $133.5 million were recorded as deferred revenues and are being recognized in income as financial targets are met.

F.      Discontinued Operations

        In April 1998, management adopted a formal plan to sell the Company's natural gas midstream operations. The operations included an integrated natural gas gathering, processing and storage system in Louisiana and a natural gas and electricity trading and marketing business based in Houston. The financial statements for all periods have been restated to classify these as discontinued operations. In December 1998, the Company completed the sale of these operations to various parties for $338.3 million, which included working capital adjustments.

        Net income (loss) from discontinued operations was $(8.8) million, $3.9 million and $5.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The net loss in 1998 reflects an aftertax gain on the sale of $10.1 million. The net income (loss) for each year was reported net of income tax expense (benefit) of $(0.2) million, $3.2 million and $3.4 million in 1998, 1997 and 1996, respectively.

        Interest  expense  allocated  to  discontinued   operations  was  $7.4
million, $7.2 million and $6.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        The net of assets of discontinued operations are summarized as follows:

                                               December 31,
                                            ------------------
                                                   1997
                                            ------------------
                                                (millions)

Property, plant and equipment                    $ 319.5
Deferred credits                                   (81.3)
                                                 -------
     Total                                       $ 238.2
                                                 =======

G.      Sale Of Property

        In July 1997, the Company entered into agreements with five parties for the sale of the Company's crude oil and natural gas properties in the western United States and Canada. The sales were completed in September and October for an aggregate cash sales price of $170 million. In October 1997, the Company sold its Union Drilling division, a contract drilling company, for $7 million. These sales resulted in gains of $52 million in 1997.

H.      Acquisitions

        In July 1997, the Company acquired Northeast Energy Services, Inc. (NORESCO) in exchange for a combination of 2.1 million shares of the Company's stock valued at approximately $67 million and $10 million in cash, including transaction costs. NORESCO is a provider of comprehensive energy efficiency systems and services for commercial, industrial, government and institutional customers and is included in the Services segment. NORESCO's primary assets are accounts receivable from customers and deferred contract costs, which are included in other assets in the consolidated balance sheets. The transaction was treated as a purchase for accounting purposes. The Company recorded goodwill of $57 million which is being amortized over 20 years. The $67 million noncash portion of the acquisition is excluded from capital expenditures in the 1997 cash flows statement.

        In 1997, the Services segment also acquired Scallop Thermal Industries and Lighting Management, Inc. for a total cost of $4 million. These acquisitions were accounted for under the purchase method of accounting.

        The effect of each of these acquisitions, individually and aggregated by year of purchase, is not material to the results of operations or financial position of Equitable, and therefore, pro forma financial information is not presented.

I.      Income Taxes

        The following table summarizes the source and tax effects of temporary
differences   between  financial   reporting  and  tax  bases  of  assets  and
liabilities.

                                                            December 31,
                                                      --------------------------
                                                         1998           1997
                                                      --------------------------
                                                            (Thousands)
Deferred tax liabilities (assets):
  Exploration and development costs
    expensed for income tax reporting                  $  86,742      $  88,782
  Tax depreciation in excess of
    book depreciation                                    163,788        249,634
  Regulatory temporary differences                        26,095         28,108
  Deferred purchased gas cost                             13,594         16,069
  Deferred revenues/expenses                             (14,324)        (1,839)
  Alternative minimum tax                                (58,517)       (64,258)
  Investment tax credit                                   (6,998)        (7,554)
  Uncollectible accounts                                  (5,583)        (4,897)
  Postretirement benefits                                 (3,971)        (2,489)
  Other                                                  (13,750)         2,394
                                                      -----------    -----------
    Total (including amounts classified
      as current  liabilities of $14,602
      for 1998 and  $12,754  for 1997, and
      amounts  classified  as net assets of
      discontinued operations of $82,960 in 1997)      $ 187,076      $ 303,950
                                                      ===========    ===========

        As of December  31, 1998 and 1997,  $62.1  million and $63.8  million,
respectively,   of  the  net   deferred   tax   liabilities   are  related  to
rate-regulated operations and have been deferred as regulatory assets.

        Income tax expense (benefit) is summarized as follows:

                                   Years Ended December 31,
                     -----------------------------------------------------
                          1998                1997              1996
                     -----------------------------------------------------
                                          (Thousands)
Current:
    Federal             $   5,331           $ 10,333         $  2,602
    State                     339                717              226
Deferred:
    Federal               (22,033)            27,756           21,431
    State                  (7,504)             3,252            2,005
    Foreign                 1,486              1,152              781
                     -------------      -------------     ------------

          Total         $ (22,381)          $ 43,210         $ 27,045
                     =============      =============     ============

        Provisions for income taxes differ from amounts computed at the federal statutory rate of 35% on pretax income. The reasons for the difference are summarized as follows:

                                            Years Ended December 31,
                                     -------------------------------------------
                                        1998           1997              1996
                                     -------------------------------------------
                                                    (Thousands)

Tax at statutory rate                $ (17,301)       $ 41,089         $ 28,200
State income taxes                      (4,657)          2,580            1,450
Nonconventional fuels tax credit        (1,199)           (816)          (1,299)
Other                                      776             357           (1,306)
                                     ----------     -----------     ------------
   Income tax expense (benefit)      $ (22,381)       $ 43,210         $ 27,045
                                     ==========     ===========     ============

Effective tax rate (benefit)             (45.3)%          36.8%            33.6%
                                     ==========     ===========     ============

        The consolidated federal income tax liability of the Company has been settled through 1994.

J.      Short-Term Loans

        Maximum lines of credit available to the Company were $500 million during 1998, 1997 and 1996. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-tenth of one percent were paid to maintain credit availability.

        At December 31, 1998, short-term loans consisted of $115.7 million of commercial paper at a weighted average annual interest of 5.02% and at December 31, 1997, short-term loans consisted of $254.5 million of commercial paper and $26.3 million of bank loans at a weighted average annual interest rate of 5.71%. The maximum amount of outstanding short-term loans was $315.7 million in 1998, $302.5 million in 1997 and $295.5 million in 1996. The average daily total of short-term loans outstanding was approximately $191.7 million during 1998, $229.6 million during 1997 and $147.4 million during 1996; weighted average annual interest rates applicable thereto were 5.0% in 1998, 5.7% in 1997 and 5.5% in 1996.

K.      Long-Term Debt

                                                            December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ---------------------------
                                                             (Thousands)

7 1/2% debentures, due July 1, 1999
   ($75,000 principal amount, net of unamortized
   original issue discount)                            $ 74,136        $ 73,184
7 3/4% debentures, due July 15, 2026                    115,000         150,000
Medium-term notes:
   7.2% to 9.0% Series A, due 2001 thru 2021             72,850         100,000
   5.1% to 7.6% Series B, due 2003 thru 2023             75,500          75,500
   6.8% to 7.6% Series C, due 2007 thru 2018             18,000          18,000
9.9% debentures, due April 15, 2013                           -           5,880
                                                     -----------     -----------
      Total long-term debt                              355,486         422,564
Less long-term debt payable within one year              74,136           5,000
                                                     -----------     -----------

         Total                                         $281,350        $417,564
                                                     ===========     ===========

        In 1998, as a result of the sale of the Company's natural gas midstream operations, the Company repurchased and retired $35.0 million of 7 3/4% debentures and $22.2 million of Series A Medium-Term Notes. Premiums paid were $12.7 million, recognized net of income tax benefits, as an extraordinary loss on early extinguishment of debt in 1998 of $8.3 million.

        At  December  31,  1998,  the  Company  has the  ability to issue $100
million  of  additional   long-term   debt  under  the   provisions  of  shelf
registrations filed with the Securities and Exchange Commission.

        Interest expense on long-term debt amounted to $34.9 million in 1998, $35.1 million in 1997 and $34.8 million in 1996. Aggregate maturities of long-term debt will be $75 million in 1999, none in 2000, $10 million in 2001, none in 2002 and $24 million in 2003.

L.      Trust Preferred Capital Securities

        In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding. Interest expense for the year ended December 31, 1998 includes $6.3 million of preferred dividends related to the trust preferred capital securities.

M.      Pension and Other Postretirement Benefit Plans

        The Company has pension and other post retirement benefit plans covering certain Utility segment employees. Plans covering union members generally provide benefits of stated amounts for each year of service. Plans covering salaried utility employees use a benefit formula which is based upon employee compensation and years of service.

        The following table sets forth the pension and other benefit plans' funded status and amounts recognized for those plans in the Company's consolidated balance sheets:

M.      Pension and Other Postretirement Benefit Plans (Continued)


                                                                         Pension Benefits                   Other Benefits
                                                               --------------------------------------------------------------------
                                                                   1998              1997              1998              1997
                                                               --------------------------------------------------------------------
                                                                                             (Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year                          $143,440          $137,477          $ 40,077          $ 35,694
   Service cost                                                        2,177             2,228               334               254
   Interest cost                                                       9,933            10,280             2,759             2,898
   Amendments                                                            323             5,638                 -                 -
   Actuarial (gain) loss                                              10,017            20,563             2,983             4,659
   Benefits paid                                                      (9,319)          (14,275)           (4,168)           (3,428)
   Expenses paid                                                        (205)             (185)                -                 -
   Curtailments                                                        2,519              (436)                -                 -
   Settlements                                                       (11,362)          (18,989)                -                 -
   Special termination benefits                                          970             1,139             1,506                 -
                                                               --------------    --------------    --------------    --------------
      Benefit obligation at end of year                              148,493           143,440            43,491            40,077
                                                               --------------    --------------    --------------    --------------
Change in plan assets:
   Fair value of plan assets at beginning of year                    164,801           165,360             6,274             4,623
   Actual return on plan assets                                       31,867            30,218               368               292
   Employer contribution                                               1,632             1,069             1,812             1,359
   Benefits paid                                                      (9,319)          (14,275)                -                 -
   Expenses paid                                                        (205)             (185)                -                 -
   Settlements                                                       (11,571)          (17,386)                -                 -
                                                               --------------    --------------    --------------    --------------
      Fair value of plan assets at end of year                       177,205           164,801             8,454             6,274
                                                               --------------    --------------    --------------    --------------
Funded status                                                         28,712            21,361           (35,037)          (33,803)
Unrecognized net actuarial (gain) loss                               (26,885)          (23,335)           16,595            14,800
Unrecognized prior service cost (credit)                              13,125            14,689              (140)           (2,172)
Unrecognized initial net (asset) obligation                             (819)           (1,295)           13,376            14,780
                                                               ==============    ==============    ==============    ==============
      Net amount recognized                                         $ 14,133          $ 11,420          $ (5,206)         $ (6,395)
                                                               ==============    ==============    ==============    ==============

Weighted-average assumptions as of December 31:
   Discount rate                                                        6.75 %            7.00 %            6.75 %            7.00 %
   Expected return on plan assets                                      10.00             10.00              7.50              7.50
   Rate of compensation increase                                        4.50              4.50              4.50              4.50


        For measurement purposes, a 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4 percent for 2002 and remain at that level thereafter. The pension asset of $14,133 at December 31, 1998 and $11,420 at December 31, 1997 is included in prepaid expenses and other current assets in the consolidated balance sheets. The accrued liability for other postretirement benefits of $5,206 at December 31, 1998 and $6,395 at December 31, 1997 is included in other current liabilities.

M.      Pension and Other Postretirement Benefit Plans (Continued)

        The Company's costs related to defined benefit pension and other benefit plans comprised the following:


                                                                 Pension Benefits                          Other Benefits
                                                    ---------------------------------------    -------------------------------------
                                                        1998          1997       1996            1998          1997        1996
                                                    --------------------------------------------------------------------------------
                                                                                        (Thousands)
Components of net periodic benefit cost:
   Service cost                                        $ 2,177      $ 2,227      $ 4,053       $   334      $   254      $   609
   Interest cost                                         9,933       10,280       11,198         2,759        2,898        2,987
   Expected return on plan assets                      (13,377)     (13,254)     (12,907)         (522)        (483)        (197)
   Amortization of prior service cost                    1,579        1,441        1,193           (15)        (214)         (97)
   Amortization of initial net (asset) obligation         (390)        (422)        (395)          986          985        1,162
   Recognized net actuarial (gain) loss                      3          (30)         (49)          749          617          321
   Divestitures                                              -            -            -        (1,719)           -            -
   Special termination benefits                            970        1,139            -         1,506            -            -
   Settlement (gain) loss                               (2,295)      (4,016)      (1,983)            -            -            -
   Curtailment (gain) loss                                 319          587       (7,301)          419            -            -
                                                    -----------  -----------  -----------    ----------  -----------   ----------
      Net periodic benefit cost                        $(1,081)     $(2,048)     $(6,191)      $ 4,497      $ 4,057      $ 4,785
                                                    ===========  ===========  ===========    ==========  ===========   ==========


        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $31,695, $31,695 and $28,426, respectively, as of December 31, 1998 and $49,243, $49,243 and $43,736,
respectively, as of December 31, 1997.

        Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                                        One-Percentage Point Increase             One-Percentage Point Decrease
                                                    --------------------------------------------------------------------------------
                                                        1998        1997        1996              1998        1997         1996
                                                    --------------------------------------------------------------------------------
                                                                                    (Thousands)

Effect on total of service and interest
   cost components                                     $ 188       $ 247       $ 284            $ (177)        $ -         $ -
Effect on postretirement benefit obligation            2,316       2,983       2,498            (2,238)          -           -


        As of December 31, 1998, approximately $1.0 million of the accrued postretirement benefits related to rate-regulated operations have been deferred as regulatory assets. Rate recovery requires the Company to place agreed upon amounts in trust when collected in rates until such time as they are applied to retiree benefits or returned to ratepayers. Trust assets consist principally of equity and debt securities.

        As of January 1, 1997, the Company amended its 401(k) employee savings plan for salaried employees to provide a base Company contribution to that plan for employees no longer eligible for defined benefit plans. In addition, during 1997 the present value of these employees' future retirement benefits under the defined benefit plans could be rolled over to the 401(k) plan, at the employee's option, or used to purchase an annuity. Expense recognized by the Company related to this and other 401(k) savings plans totaled $3.5 million in 1998, $3.9 million in 1997 and $1.4 million in 1996.

N.      Common Stock and Earnings Per Share

        Common Stock Reserve

        At December 31, 1998, shares of Equitable's authorized and unissued common stock were reserved as follows:

Possible future acquisitions                                 6,496,000
Stock compensation plans                                     1,792,000
Dividend reinvestment and stock purchase plan                  469,000
                                                    -------------------
     Total                                                   8,757,000
                                                    ===================

        Earnings Per Share

        Basic EPS is computed by dividing income (loss) from continuing operations before extraordinary loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing income (loss) from continuing operations before extraordinary loss, adjusted for the assumed conversion of debt, by the weighted average number of common shares and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Purchases of treasury shares are calculated using the average share price for the Company's common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and awards and, in years prior to 1998, the assumed conversion of then-outstanding convertible debentures.

        The computation of basic and diluted earnings (loss) per common share from continuing operations is shown in the table below:

N.      Common Stock and Earnings Per Share (Continued)


                                                                    Years Ended December 31,
                                                       ----------------------------------------------------
                                                           1998               1997               1996
                                                       ----------------------------------------------------
                                                              (Thousands except per share amounts)

Basic earnings (loss) per common share:
   Net income (loss) from continuing operations,
      before exraordinary item, applicable
      to common stock                                      $(27,052)           $ 74,187           $ 53,527
   Average common shares outstanding                         36,833              36,003             35,188
   Basic earnings (loss) per common share from
       continuing operations, before
       extraordinary item                                   $ (0.73)             $ 2.17             $ 1.52

Diluted earnings (loss) per common share:
   Net income (loss) from continuing operations,
      before exraordinary item, applicable
      to common stock (a)                                  $(27,052)           $ 74,190           $ 53,562
   Average common shares outstanding                         36,833              36,003             35,188
   Potentially dilutive securities:
      Stock options and awards (b)                                -                 109                 18
      Common shares issuable upon conversion
          of 9 1/2% convertible debentures                        -                   4                 53
                                                       -------------      --------------     --------------
             Total                                           36,833              36,116             35,259
                                                       =============      ==============     ==============
   Diluted earnings (loss) per common share from
      continuing operations, before
      extraordinary item                                    $ (0.73)             $ 2.05             $ 1.52


(a) The aftertax benefit of interest expense on the assumed conversion of the 9 1/2% convertible debentures was $3,000 in 1997 and $35,000 in 1996.

(b) Options to purchase 284,000 shares of common stock were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market prices of the common shares for 1997.

O.      Stock-Based Compensation Plans

        Long-Term Incentive Plans

        The Company's Long-Term Incentive Plan provides for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance-based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the plan, or purchased through the exercise of options, and the value of stock appreciation units are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. In no case may the number of shares granted under the plan exceed 1,725,500 shares. Options granted under the plan expire 5 to 10 years from the date of grant and some contain vesting provisions which are based upon Company performance. In 1994, this plan replaced the Key Employee Restricted Stock Option Plan, which at December 31, 1998, has 203,100 options outstanding at an option price of $33.81 per share. These options are reflected with the Long-Term Incentive Plan amounts presented in the tables below.

        Also reflected in the option tables below are options assumed in conjunction with the NORESCO acquisition in July 1997. All outstanding options granted under NORESCO's 1990 Incentive Stock Option Plan were converted by Equitable to nonqualified stock options with the right to receive, upon exercise of the option, the same Equitable stock and cash that shareholders of NORESCO received in the acquisition. As a result of this conversion, 872,000 NORESCO stock options were converted to 256,400 Equitable stock options with the exercise price per share proportionately adjusted. The adjusted exercise prices of these stock options ranges from $5.1012 to $5.9516 per share. The acquisition also accelerated the vesting period of these options, the latest of which expire in 2006. During 1998, 52,000 stock options were exercised under this plan, with 24,000 outstanding at December 31, 1998.

        Pro forma information regarding net income and earnings per share for options granted is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these option grants was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively.


                                                                   Years Ended December 31,
                                                    ----------------------------------------------------
                                                        1998               1997                1996
                                                    ----------------------------------------------------

Risk-free interest rate (range)                             4.80%              5.71%              5.82%
                                                              to                 to                  to
                                                            5.63%              5.79%              6.34%

Dividend yield                                              4.06%              3.96%              4.00%

Volatility factor                                           0.173              0.132              0.161

Weighted-average expected life of options                 4 years         1.25 years            2 years

Options granted                                         1,014,900            339,100            125,400

Weighted-average fair market value of options
granted during the year                                     $3.91              $1.93              $2.51


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

        The following schedule summarizes the stock option activity:


                                                                    Years Ended December 31,
                                                  --------------------------------------------------------------
                                                       1998                    1997                   1996
                                                  --------------------------------------------------------------

Options outstanding January 1                            758,534                 948,650              1,077,325
Granted                                                1,014,900                 339,100                125,400
Forfeitures                                             (453,257)               (348,800)              (210,650)
Exercised                                                (61,992)               (180,416)               (43,425)
                                                  ---------------         ---------------        ---------------
Options outstanding December 31                        1,258,185                 758,534                948,650
                                                  ===============         ===============        ===============

Options outstanding at December 31, 1998 include 230,120 exercisable at that date.

At December 31:
   Prices of options outstanding                         $  5.10                 $  5.10                $ 27.50
                                                              to                      to                     to
                                                         $ 34.63                 $ 36.50                $ 36.50

   Average option price                                  $ 29.26                 $ 28.02                $ 30.59


        On September 5, 1997, the Company granted 106,127 stock awards from the Long-Term Incentive Plan for the Key Employee Retention Program. This program was established to provide additional incentive benefits to retain senior executive employees of the Company. The vesting of these awards is contingent on attainment of specific stock price targets and the continued employment of the participants until January 1, 2001. In 1998, the Company granted 25,000 additional stock awards from the Long-Term Incentive Program to key executives. The fair value of these awards was estimated at the date of grant utilizing a Black-Scholes pricing model and the same assumptions as listed above and would result in compensation expense not materially different from that recorded by the Company under APB Opinion No. 25.

        Non-Employee Directors' Stock Incentive Plan

        The Company's Non-Employee Directors' Stock Incentive Plan provides for the granting of up to 80,000 shares of common stock in the form of stock option grants and restricted stock awards to non-employee directors of the Company. The exercise price for each share is equal to market price of the common stock on the date of grant. Each option is subject to time-based vesting provisions and expires five years after date of grant. At December 31, 1998, 35,000 options were outstanding at prices ranging from $28.38 to $34.63 per share and no options had been exercised under this plan.

P.      Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents, as well as short-term loans, approximates fair value due to the short maturity of the instruments.

        The estimated fair value of long-term debt at December 31, 1998 and 1997 would be $391.2 million and $436.3 million, respectively. The fair value was estimated based on discounted values using a current discount rate reflective of the remaining maturity. The Company's 7 1/2% debentures may not be redeemed prior to maturity.

        The estimated fair value of derivative commodity instruments described in Note B, excluding trading activities which are marked-to-market, was $(16.8) million and $(9.7) million at December 31, 1998 and 1997, respectively.

Q.      Concentrations of Credit Risk

        Revenues and related accounts receivable from the Equitable Production segment's operations are generated primarily from the sale of produced natural gas to utility and industrial customers located mainly in the Appalachian area, the sale of crude oil to refinery customers in the Appalachian area, the sale of produced natural gas liquids to a refinery customer in Kentucky and transportation of natural gas in Kentucky and Virginia.

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

R.      Financial Information by Business Segment

        The Company reports operations in four segments, which reflect its lines of business. The Equitable Utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines. The Equitable Production segment's activities comprise the exploration, development, production, gathering and sale of natural gas and oil, and extraction and sale of natural gas liquids. NORESCO's activities comprise cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. The Equitable Energy segment provides marketing, supply and transportation services for the natural gas and electricity markets.

        Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges and income taxes are managed on a consolidated basis and allocated pro forma to operating segments. Headquarters costs are billed to operating segments based on a fixed allocation of the annual headquarters operating budget. Differences between budget and actual headquarters expenses are not allocated to operating segments, but included as a reconciling item to consolidated earnings from continuing operations.

        Substantially all of the Company's operating revenues, net income from continuing operations and assets are generated or located in the United States of America. The financial information by business segment in the following tables excludes amounts related to discontinued operations.


                                                                                  Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                   1998                    1997                  1996
                                                              -------------------------------------------------------------
                                                                                      (Thousands)
Revenues from external customers:
   Equitable Utilities                                              $ 342,154              $428,155              $ 474,498
   Equitable Production                                               182,239               191,756                179,354
   NORESCO                                                            109,514                52,790                 10,373
   Equitable Energy                                                   248,718               261,333                192,142
                                                              ----------------      ----------------      -----------------
         Total                                                      $ 882,625              $934,034              $ 856,367
                                                              ================      ================      =================

Intersegment revenues:
   Equitable Utilities                                              $  22,055              $ 16,169              $   8,447
   Equitable Production                                                20,111                59,923                 49,500
   Equitable Energy                                                    71,114                32,179                 36,651
                                                              ----------------      ----------------      -----------------
         Total                                                      $ 113,280              $108,271              $  94,598
                                                              ================      ================      =================

Depreciation, depletion and amortization:
   Equitable Utilities                                              $  21,422              $ 20,502              $  20,290
   Equitable Production                                                55,243                49,070                 47,661
                                                                        4,300                 2,775                    287
   Equitable Energy                                                       285                   624                     81
                                                              ----------------      ----------------      -----------------
         Total                                                      $  81,250              $ 72,971              $  68,319
                                                              ================      ================      =================

Segment profit (loss):
   Equitable Utilities                                              $  43,145              $ 50,662              $  72,161
   Equitable Production                                               (27,707)              118,204                 45,441
   NORESCO                                                              5,126                (2,647)                (2,697)
   Equitable Energy                                                    (7,608)               (6,397)                (8,412)
                                                              ----------------      ----------------      -----------------
         Total operating segments                                      12,956               159,822                106,493
Less:  reconciling items
   Headquarters   operating   expenses  (gains)
   not  allocated  to  operating segments:
       Impairments of investments and other assets                     19,756                 8,655                      -
       Benefit plan curtailment applicable to headquarters                  -                     -                 (1,804)
       Other                                                            2,331                (1,133)                (2,112)
                                                              ----------------      ----------------      -----------------
          Total reconciling items                                      (9,131)              152,300                110,409
   Interest expense                                                    40,302                34,903                 29,837
   Income tax expenses (benefit)                                      (22,381)               43,210                 27,045
                                                              ----------------      ----------------      -----------------
          Net income from continuing operations,
          before extraordinary item                                 $ (27,052)             $ 74,187              $  53,527
                                                              ================      ================      =================



                                                                               Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                   1998                  1997                   1996
                                                              -------------------------------------------------------------
                                                                                      (Thousands)
Other significant noncash expense items:
   Equitable Utilities:
      Change in deferred purchased gas cost                        $    4,608            $   16,026              $ (49,919)
      Noncash restructuring charges                                    11,251                12,700                    158
   Equitable Production:
      Lease impairments                                                36,908                     -                      -
      Noncash restructuring charges                                     6,812                 2,200                 (2,378)
   NORESCO:
      Cost of contracts in excess of billings                           8,271                 7,925                      -
      Noncash restructuring charges                                     1,764                     -                      -
   Equitable Energy:
      Noncash restructuring charges                                       758                     -                      -
                                                              ================      ================      =================
         Total                                                     $   70,372            $   38,851              $ (52,139)
                                                              ================      ================      =================

Segment assets:
   Equitable Utilities                                             $  848,697            $  850,026
   Equitable Production                                               598,252               995,143
   NORESCO                                                            169,370               148,066
   Equitable Energy                                                   149,977                37,650
                                                              ----------------      ----------------
         Total operating segments                                   1,766,296             2,030,885
   Headquarters assets, including cash and
      short-term investments and net intercompany
      accounts receivable                                              87,951                58,984
                                                              ----------------      ----------------
         Total                                                     $1,854,247            $2,089,869
                                                              ================      ================

Expenditures for segment assets:
   Equitable Utilities                                             $   23,297            $   39,281              $  36,281
   Equitable Production                                               104,121               185,558                 73,167
   NORESCO                                                             11,102                28,096 (a)                836
   Equitable Energy                                                         -                     -                      -
                                                              ----------------      ----------------      -----------------
          Total                                                    $  138,520            $  252,935              $ 110,284
                                                              ================      ================      =================

(a) Excludes $68 million total noncash portion of the acquisitions of NORESCO and Scallop Thermal Management. See Note H.

S.      Commitments and Contingencies

        There are various claims and legal proceedings against the Company arising from the normal course of business. Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe the Company has significant and meritorious defenses to any claims and intend to pursue them vigorously.

        Management believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company although they could be material to the reported results of operations for the period in which they occur.

        The Company has annual commitments of approximately $27.4 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 14 years at December 31, 1998, which relate to gas distribution operations. However, substantially all of these costs are recoverable in customer rates.

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

T.      Interim Financial Information (Unaudited)

        The  following   quarterly   summary  of  operating  results  reflects
variations due primarily to the seasonal nature of the Company's utility business and volatility of oil and gas commodity prices:


                                                     March                  June                 September              December
                                                      31                     30                     30                     31
                                                 -----------------------------------------------------------------------------------
                                                                        (Thousands except per share amounts)
                       1998

Operating revenues                                    $299,367               $182,097               $159,318               $241,843
Operating income (loss)                                 48,842                 13,365                 13,512                (85,903)
Net income (loss) from continuing
   operations before extraordinary items                24,652                  2,274                  2,037                (56,015)
Earnings (loss) per share from continuing
   operations before extraordinary items:
      Basic                                             $ 0.66                 $ 0.06                 $ 0.06                $ (1.53)
      Assuming dilution                                 $ 0.66                 $ 0.06                 $ 0.06                $ (1.53)

                  1997 (Restated)

Operating revenues                                    $312,481               $177,896               $165,337               $278,320
Operating income (loss)                                 49,337                 (4,494)                 8,348                 48,989
Net income (loss) from continuing
   operations before extraordinary items                25,238                 (7,731)                16,350                 40,330
Earnings (loss) per share from continuing
   operations before extraordinary items:
      Basic                                             $ 0.71                $ (0.22)                $ 0.45                 $ 1.10
      Assuming dilution                                 $ 0.71                $ (0.22)                $ 0.45                 $ 1.09


U. Natural Gas and Oil Producing Activities (Unaudited)

        The supplementary information summarized below presents the results of natural gas and oil activities for the Equitable Production segment in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

        The information presented excludes data associated with natural gas reserves related to rate-regulated and other utility operations. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

U.      Natural Gas and Oil Producing Activities (Unaudited) (Continued)

        Production Costs

        The following table presents the costs incurred relating to natural gas and oil production activities:


                                                   1998                1997                1996
                                               ------------------------------------------------------
                                                                    (Thousands)
At December 31:
  Capitalized costs                                 $861,035            $779,936            $840,136
  Accumulated depreciation and depletion             355,535             293,594             342,950
                                               --------------      --------------     ---------------

Net capitalized costs                               $505,500            $486,342            $497,186
                                               ==============      ==============     ===============

Costs incurred:
  Property acquisition:
     Proved properties                               $ 4,799             $68,334             $    68
     Unproved properties                              18,069              15,813               6,411
Exploration                                           27,144              22,665              17,934
Development                                           76,762              40,982              33,298


        Results of Operations for Producing Activities

        The following table presents the results of operations related to natural gas and oil production, including the effect in 1998 of impairment of assets as described in Note C:


                                                   1998                1997                1996
                                               ------------------------------------------------------
                                                                    (Thousands)
Revenues:
  Affiliated                                         $39,553             $52,956             $50,968
  Nonaffiliated                                       99,437              97,493              86,319
Production costs                                      30,390              31,777              31,746
Exploration expenses                                  30,982               8,950              15,714
Depreciation and depletion                            49,348              41,153              40,872
Impairment of assets                                  29,230                   -                   -
Income tax expense (benefit)                          (1,166)             26,303              18,062
                                               --------------      --------------     ---------------

Results of operations from producing
  activities (excluding corporate overhead)          $   206             $42,266             $30,893
                                               ==============      ==============     ===============



U.      Natural Gas and Oil Producing Activities (Unaudited) (Continued)

        Reserve Information

        The information presented below represents estimates of proved gas and oil reserves prepared by Company engineers. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. In 1997, the Company increased its Appalachian reserve life from 35 to 50 years to more closely reflect actual production experience. This revision increased 1997 proved developed natural gas and crude oil reserves by 78,607 million cubic feet equivalent. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. As of December 31, 1998, all of the Company's proved reserves are in the United States. During 1997, the Company sold its Canadian properties, which accounted for less than 10% of the Company's proved reserves.



Natural Gas                                                       1998                1997                1996
--------------------------------------------------------------------------------------------------------------------
                                                                            (Millions of cubic feet)
--------------------------------------------------------------------------------------------------------------------
Proved developed and undeveloped reserves:
  Beginning of year                                                 889,828             849,530             845,771
  Revision of previous estimates                                      6,502              80,264               6,710
  Purchase of natural gas in place                                    8,474              62,485                 811
  Sale of natural gas in place                                            -            (107,138)               (368)
  Extensions, discoveries and other additions                        54,970              61,380              53,901
  Production                                                        (59,893)            (56,693)            (57,295)
                                                              ------------------------------------------------------
  End of year                                                       899,881             889,828             849,530
                                                              ------------------------------------------------------
Proved developed reserves:
  Beginning of year                                                 769,312             732,158             739,249
  End of year                                                       780,817             769,312             732,158


Oil                                                               1998                1997                1996
--------------------------------------------------------------------------------------------------------------------
                                                                             (Thousands of barrels)
--------------------------------------------------------------------------------------------------------------------
Proved developed and undeveloped reserves:
  Beginning of year                                                  10,100              19,517              18,201
  Revision of previous estimates                                       (966)                849               1,867
  Purchase of oil in place                                                5               2,592                  67
  Sale of oil in place                                                    -             (12,392)               (235)
  Extensions, discoveries and other additions                         1,661               1,045               1,344
  Production                                                           (974)             (1,511)             (1,727)
                                                              -------------------------------------------------------
  End of year                                                         9,826              10,100              19,517
                                                              -------------------------------------------------------
Proved developed reserves:
  Beginning of year                                                   8,941              18,482              16,834
  End of year                                                         8,331               8,941              18,482


U.      Natural Gas and Oil Producing Activities (Unaudited) (Continued)

        Standard Measure of Discounted Future Cash Flow


                                                               1998                   1997                   1996
                                                         ---------------------------------------------------------------
                                                                                  (Thousands)

Future cash inflows                                            $ 1,870,002            $2,607,077            $ 3,610,060
Future production costs                                           (606,777)             (680,405)              (790,140)
Future development costs                                           (84,454)              (80,965)               (50,708)
Future income tax expenses                                        (366,225)             (671,713)            (1,007,421)
                                                         ------------------      ----------------       ----------------
Future net cash flow                                               812,546             1,173,994              1,761,791

10% annual discount for estimated
  timing of cash flows                                            (387,673)             (633,000)              (877,077)
                                                         ------------------      ----------------       ----------------
Standardized measure of discounted
  future net cash flows                                        $   424,873            $  540,994            $   884,714
                                                         ==================      ================       ================


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

        Summary of changes in the standardized measure of discounted future net cash flows:


                                                               1998                   1997                   1996
                                                         ---------------------------------------------------------------
                                                                                  (Thousands)
Sales and transfers of gas
  and oil produced - net                                        $ (108,600)            $(118,672)             $(105,541)
Net changes in prices, production
  and development costs                                           (343,061)             (447,251)               482,376
Extensions, discoveries, and
  improved recovery, less related costs                             67,986                58,205                 86,306
Development costs incurred                                          32,497                13,634                 13,543
Purchase (sale) of minerals in place - net                           6,439               (73,099)                 1,506
Revisions of previous quantity estimates                              (260)               16,913                 47,545
Accretion of discount                                               84,463               108,935                 72,375
Net change in income taxes                                         158,285               143,429               (232,841)
Other                                                              (13,870)              (45,814)                 1,584
                                                         ------------------      ----------------       ----------------
Net increase (decrease)                                           (116,121)             (343,720)               366,853
Beginning of year                                                  540,994               884,714                517,861
                                                         ------------------      ----------------       ----------------
End of year                                                     $  424,873             $ 540,994              $ 884,714
                                                         ==================      ================       ================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not Applicable.


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

              Information required by Item 10 with respect to directors is incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1999, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

              Information  required by Item 10 with respect to compliance with
Section 16(a) of the Exchange Act is incorporated by reference to the section describing "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1999.

              Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I.

Item 11.      Executive Compensation

              Information required by Item 11 is incorporated herein by reference to the sections describing "Executive Compensation", "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1999.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 1999.

Item 13.      Certain Relationships and Related Transactions

              None.

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

               3.    Exhibits

                     The exhibits listed on the accompanying index to exhibits (pages 79 through 82) are filed as part of this annual report.

        (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

                     Form 8-K dated October 7, 1998 announcing Board of Director authorization to repurchase up to 5,600,000 shares of Equitable Resources, Inc. Common Stock.

                     Form 8-K dated December 7, 1998 announcing Purchase Agreement with AEP Resources, Inc. and affiliates ("Buyer") and certain subsidiaries of Equitable Resources, Inc. ("Registrant") for purchase of substantially all of Registrant's natural gas midstream operations.

EQUITABLE RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

(Item 14 (a))


1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

                                                               Page Reference

      Statements of Consolidated Income
         for each of the three years in
         the period ended December 31, 1998                          41
      Statements of Consolidated Cash Flows
         for each of the three years in the
         period ended December 31, 1998                              42
      Consolidated Balance Sheets
         December 31, 1998 and 1997                                43 & 44
      Statements of Common Stockholders'
         Equity for each of the three years in the
         period ended December 31, 1998                              45
      Notes to Consolidated Financial Statements                46 through 74

2. Schedule for the Years Ended December 31, 1998, 1997 and 1996 included in Part IV:

      II    -    Valuation and Qualifying
                 Accounts and Reserves                               78


      All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.


EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 1998


             Column A              Column B                  Column C                 Column D              Column E
------------------------------------------------------------------------------------------------------------------------
                                  Balance At            Additions Charged                                   Balance
                                   Beginning                 To Costs                                        At End
           Description             Of Period               and Expenses              Deductions            Of Period
------------------------------------------------------------------------------------------------------------------------

               1998
Accumulated Provisions
  for Doubtful Accounts              $ 9,985                 $ 15,321                $15,836 (a)             $ 9,470

               1997
Accumulated Provisions
  for Doubtful Accounts              $10,714                 $ 16,386                $17,115 (a)             $ 9,985

               1996
Accumulated Provisions
  for Doubtful Accounts              $10,539                 $ 17,707                $17,532 (a)             $10,714


Note:

(a) Customer accounts written off, less recoveries.


                                                                INDEX TO EXHIBITS


   EXHIBITS                             DESCRIPTION                                          METHOD OF FILING
-----------------  -------------------------------------------------------  -----------------------------------------------------
  3.01             Restated Articles of Incorporation of the Company        Filed as Exhibit 3(i) to Form 10-Q for the quarter
                   dated May 27, 1996 (effective May 28, 1996)              ended March 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  3.02             By-Laws of the Company (amended through March 19,        Filed as Exhibit 3(ii) to Form 10-Q for the quarter
                   1998)                                                    ended March 31, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (a)         Indenture dated as of April 1, 1983 between the          Filed as Exhibit 4.01 (Revised) to Post-Effective
                   Company and Pittsburgh National Bank relating to Debt    Amendment No. 1 to Registration Statement
                   Securities                                               (Registration No. 2-80575)
                   -------------------------------------------------------  -----------------------------------------------------
  4.01 (b)         Instrument appointing Bankers Trust Company as           Refiled herewith as Exhibit 4.01 (b) pursuant to
                   successor trustee to Pittsburgh National Bank            Item 10 (d) of Regulation S-K
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (c)         Resolutions adopted June 22, 1987 by the Finance         Refiled herewith as Exhibit 4.01 (c) pursuant to
                   Committee of the Board of Directors of the Company       Item 10 (d) of Regulation S-K
                   establishing the terms of the 75,000 units
                   (debentures with warrants) issued July 1, 1987
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (d)         Supplemental indenture dated March 15, 1991 with         Filed as Exhibit 4.01 (f) to Form 10-K for the year
                   Bankers Trust Company eliminating limitations on         ended December 31, 1996
                   liens and additional funded debt
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (e)         Resolution adopted  August 19, 1991 by the Ad Hoc        Filed as Exhibit 4.01 (g) to Form 10-K for the
                   Finance Committee of the Board of Directors of the       year ended December 31, 1996
                   Company Addenda Nos. 1 through 27,
                   establishing the terms and provisions of the
                   Series A Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (f)         Resolutions adopted July 6, 1992 and February 19,        Refiled as Exhibit 4.01 (h) to Form 10-K for the
                   1993 by the Ad Hoc Finance Committee of the Board of     year ended December 31, 1997
                   Directors of the Company and Addenda Nos. 1 through
                   8, establishing the terms and provisions of the
                   Series B Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (g)         Resolution adopted July 14, 1994 by the Ad Hoc           Filed as Exhibit 4.01 (i) to Form 10-K for the year
                   Finance Committee of the Board of Directors of the       ended December 31, 1995
                   Company and Addenda Nos. 1 and 2, establishing the
                   terms and provisions of the Series C Medium-Term Notes
-----------------  -------------------------------------------------------  -----------------------------------------------------
  4.01 (h)         Resolution adopted January 18 and July 18, 1996 by       Filed as Exhibit 4.01(j) to Form 10-K for the year
                   the Board of Directors of the Company and Resolutions    ended December 31, 1996
                   adopted July 18, 1996 by the Executive Committee of the
                   Board of Directors of the Company, establishing the
                   terms and provisions of the 7.75% Debentures issued
                   July 29, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------


-----------------  -------------------------------------------------------  -----------------------------------------------------
        4.01 (i)   Junior Subordinated Indenture Between Equitable          Filed as Exhibit 4.1 to Form 10-Q for the quarter
                   Resources, Inc. and Bankers Trust Company                ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
        4.01 (j)   Amended and Restated Trust Agreement Between             Filed as Exhibit 4.2 to Form 10-Q for the quarter
                   Equitable Resources, Inc. and Bankers Trust Company      ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
        4.01 (k)   Equitable Resources, Inc. 7.35% Junior Subordinated      Filed as Exhibit 4.3 to Form 10-Q for the quarter
                   Deferrable Interest Debentures Certificate               ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
        4.01 (l)   Rights Agreement dated as of April 1, 1996 between       Filed as Exhibit 1 to Registration Statement on
                   the Company and Chemical Mellon Shareholder Services,    Form 8-A filed April 16, 1996
                   L.L.C., setting forth the terms of the Company's
                   Preferred Stock Purchase Rights Plan
-----------------  -------------------------------------------------------  -----------------------------------------------------
       10.01       Trust Agreement with Pittsburgh National Bank to act     Filed as Exhibit 10.12 to Form 10-K for the year
                   as Trustee for Supplemental Pension Plan,                ended December 31, 1994
                   Supplemental Deferred Compensation Benefits,
                   Retirement Program for Board of Directors and
                   Supplemental Executive Retirement Plan
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.02       Equitable Resources, Inc. Key Employee Restricted        Filed as Exhibit 10.01 to Form 10-K for the year
                   Stock Option and Stock Appreciation Rights Incentive     ended December 31, 1994
                   Compensation Plan (as amended through March 17, 1989)
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.03       Retirement Program for the Board of Directors of         Filed as Exhibit 10.06 to Form 10-K for the year
                   Equitable Resources, Inc. (as amended through August     ended December 31, 1994
                   1, 1989)
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.04       Supplemental Pension Plan (as amended and restated       Filed as Exhibit 10.07 to Form 10-K for the year
                   through December 16, 1994)                               ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.05       Equitable Resources, Inc. and Subsidiaries Short-Term    Filed as Exhibit 10.09 to Form 10-K for the year
                   Incentive Compensation Plan as amended March 1997        ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.06       Equitable Resources, Inc. Non-Employee Directors'        Filed as Exhibit 10.13 to Form 10-K for the year
                   Stock Incentive Plan                                     ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.07       Equitable Resources, Inc. Long-Term Incentive Plan       Filed as Exhibit 10.14 to Form 10-K for the year
                                                                            ended December 31, 1994
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.08       Change in Control Agreement executed with certain key    Filed as Exhibit 10.15 to Form 10-K for the year
                   employees                                                ended December 31, 1995
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.09       Equitable Resources, Inc. and Subsidiaries Deferred      Filed as Exhibit 10.16 to Form 10-K for the year
                   Compensation Plan                                        ended December 31, 1995
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.10       Employment Agreement executed with certain key           Filed as Exhibit 10.17 to Form 10-K for the year
                   employees                                                ended December 31, 1997
-----------------  -------------------------------------------------------  -----------------------------------------------------


-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.11       Equitable Resources, Inc. Breakthrough Long-Term         Filed as Exhibit 10.4 to Form 10-Q for the quarter
                   Incentive Plan with certain executives of the Company    ended September 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.12       Employment Agreement dated as of May 4, 1998 with        Filed as Exhibit 10.2 to Form 10-Q for the quarter
                   Murry S. Gerber                                          ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.13       Change in Control Agreement dated May 4, 1998 with       Filed as Exhibit 10.3 to Form 10-Q for the quarter
                   Murry S. Gerber                                          ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.14       Supplemental Executive Retirement Agreement dated as     Filed as Exhibit 10.4 to Form 10-Q for the quarter
                   of May 4, 1998 with Murry S. Gerber                      ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.15       Post-Termination Confidentiality and Non-Competition     Filed as Exhibit 10.5 to Form 10-Q for the quarter
                   Agreement dated May 4, 1998 with Murry S. Gerber         ended June 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.16       Employment Agreement dated as of July 1, 1998 with       Filed as Exhibit 10.1 to Form 10-Q for the quarter
                   David L. Porges                                          ended September 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.17       Change in Control Agreement dated July 1, 1998 with      Filed as Exhibit 10.2 to Form 10-Q for the quarter
                   David L. Porges                                          ended September 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.18       Post-Termination Confidentiality and Non-Competition     Filed as Exhibit 10.3 to Form 10-Q for the quarter
                   Agreement dated July 1, 1998 with David L. Porges        ended September 30, 1998
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.19 (a)   Agreement dated May 29, 1996 with Paul Christiano for    Filed as Exhibit 10.04 (a) to Form 10-K for the
                   deferred payment of 1996 director fees beginning May     year ended December 31, 1996
                   29, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.19 (b)   Agreement dated November 26, 1996 with Paul Christiano   Filed as Exhibit 10.04 (b) to Form 10-K for the
                   for deferred  payment of 1997 director fees              year ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.19 (c)   Agreement  dated  December  1,  1997  with Paul          Filed as Exhibit 10.04 (c) to Form 10-K for the
                   Christiano for deferred payment of 1998 director fees    year  ended December 31, 1997
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.19 (d)   Agreement dated December 15, 1998 with Paul              Filed herewith as Exhibit 10.19 (d)
                   Christiano for deferred payment of 1999 director fees
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.20 (a)   Agreement dated May 24, 1996 with Phyllis A. Domm for    Filed as Exhibit 10.14 (a) to Form 10-K for the
                   deferred payment of 1996 director fees beginning May     year ended December 31, 1996
                   24, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.20 (b)   Agreement dated November 27, 1996 with Phyllis A.        Filed as Exhibit 10.14 (b) to Form 10-K for the
                   Domm for deferred payment of 1997 director fees          year ended December 31, 1996
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.20 (c)   Agreement dated November 30, 1997 with Phyllis A.        Filed as Exhibit 10.14 (c) to Form 10-K for the
                   Domm for deferred payment of 1998 director fees          year ended December 31, 1997
-----------------  -------------------------------------------------------  -----------------------------------------------------


-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.20 (d)   Agreement dated December 5, 1998 with Phyllis A. Domm    Filed herewith as Exhibit 10.20 (d)
                   for deferred payment of 1999 director fees
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.21 (a)   Agreement dated December 31, 1987 with Malcolm M.        Refiled herewith as Exhibit 10.21 (a) pursuant to
                   Prine for deferred payment of 1988 director fees         Item 10 (d) of Regulation S-K
-----------------  -------------------------------------------------------  -----------------------------------------------------
  *    10.21 (b)   Agreement dated December 30, 1988 with Malcolm M.        Refiled herewith as Exhibit 10.21 (b) pursuant to
                   Prine for deferred payment of 1989 director fees         Item 10 (d) of Regulation S-K
-----------------  -------------------------------------------------------  -----------------------------------------------------
       10.22       Purchase Agreement by and among Equitable Resources      Filed as Exhibit 10.5 to Form 10-Q for the quarter
                   Energy Company, ET Bluegrass Company, EREC Nevada,       ended September 30, 1998
                   Inc. and ERI Services. Inc. and AEP Resources, Inc.
                   dated September 12, 1998 for the purchase of
                   midstream assets
-----------------  -------------------------------------------------------  -----------------------------------------------------
       21          Schedule of Subsidiaries                                 Filed herewith as Exhibit 21
-----------------  -------------------------------------------------------  -----------------------------------------------------
       23.01       Consent of Independent Auditors                          Filed herewith as Exhibit 23.01
-----------------  -------------------------------------------------------  -----------------------------------------------------
       27.01 (a)   Financial Data Schedule for Year 1998                    Filed electronically
-----------------  -------------------------------------------------------  -----------------------------------------------------
       27.01 (b)   Restated Financial Data Schedule for Year 1997           Filed electronically
-----------------  -------------------------------------------------------  -----------------------------------------------------
       27.01 (c)   Restated Financial Data Schedule for Year 1996           Filed electronically
---------------------------------------------------------------------------------------------------------------------------------
The  Company  agrees to furnish to the  Commission,  upon  request,  copies of instruments  with respect to  long-term  debt which have not  previously  been filed.
---------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EQUITABLE RESOURCES, INC.



                                   By:    /s/  Murry S. Gerber
                                               Murry S. Gerber
                                     President and Chief Executive Officer


March 17, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                         President and Chief Executive
/s/ Murry S. Gerber                           Officer and Director
-------------------------------------
    Murry S. Gerber
    (Principal Executive Officer)
    March 17, 1999



                                           Senior Vice President and
/s/ David L. Porges                          Chief Financial Officer
-------------------------------------
    David L. Porges
   (Principal Financial Officer)
    March 17, 1999



                                            Corporate Controller and
/s/ John A. Bergonzi                           Assistant Treasurer
-------------------------------------
    John A. Bergonzi
    (Principal Accounting Officer)
    March 17, 1999



/s/ Paul Christiano                                  Director
-------------------------------------
    Paul Christiano
    March 17, 1999



/s/ Phyllis A. Domm                                  Director
-------------------------------------
    Phyllis A. Domm
    March 17, 1999

/s/ E. Lawrence Keyes, Jr.                           Director
-------------------------------------
    E. Lawrence Keyes, Jr.
    March 17, 1999



/s/ Thomas A. McConomy                               Director
-------------------------------------
    Thomas A. McConomy
    March 17, 1999



/s/ Donald I. Moritz                                 Director
-------------------------------------
    Donald I. Moritz
    March 17, 1999



/s/ Guy W. Nichols                                   Director
-------------------------------------
    Guy W. Nichols
    March 17, 1999



/s/ Malcolm M. Prine                                 Director
-------------------------------------
    Malcolm M. Prine
    March 17, 1999



/s/ James E. Rohr                                    Director
-------------------------------------
    James E. Rohr
    March 17, 1999


                                                     Director
-------------------------------------
    David S. Shapira



/s/ J. Michael Talbert                               Director
-------------------------------------
    J. Michael Talbert
    March 17, 1999