Form 10-K/A
period 1998-12-31
EQUITABLE RESOURCES INC /PA/
filed 1999-03-30
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-3551

                            EQUITABLE RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               25-0464690
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

      ONE OXFORD CENTRE, SUITE 3300
        PITTSBURGH, PENNSYLVANIA                            15219
(Address of principal executive offices)                 (Zip Code)

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

                    Securities registered pursuant to Section 2(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1999: $877,187,780. The number of shares outstanding of the issuer's classes of common stock as of February 28, 1999:
33,900,977 held by non-affiliates; 35,621,266 total.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, a portion of Item 10 and Items 11, 12 and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 26, 1999, to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

Index to Exhibits - Page 79

         This report is an amendment to the Equitable Resources, Inc. ("Company") annual report on Form 10-K for the year ended December 31, 1998. The report is being amended because the facing page of the electronic version of the report inadvertently omitted the end of the following sentence from the printed version. The printed version, which is correct, states, "The number of shares outstanding of the issuer's classes of common stock as of February 28, 1999:
33,900,977 held by non-affiliates; 35,621,266 total." The electronic version is being amended to conform to that presentation.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:




                                          EQUITABLE RESOURCES, INC.
                                                (Registrant)





                        By:                /s/ David L. Porges
                              -------------------------------------------------
                                               David L. Porges
                              Senior Vice President and Chief Financial Officer






Date:  March 30, 1999