Form 10-Q
period 1999-03-31
EQUITABLE RESOURCES INC /PA/
filed 1999-05-14
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                One Oxford Centre, Suite 3300, 301 Grant Street,
                         Pittsburgh, Pennsylvania 15219
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (412) 553-5700

                                  ------------

           420 Boulevard of the Allies, Pittsburgh, Pennsylvania 15219
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the close of the period covered by this report.

                                                              Outstanding at
           Class                                              March 31, 1999

Common stock, no par value                                  34,107,000  shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index


                                                                        Page No.

Part I.   Financial Information:

    Item 1. Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three
               Months Ended March 31, 1999 and 1998                         1

               Statements of Condensed Consolidated Cash Flows
               for the Three Months Ended March 31,  1999 and 1998          2

               Condensed Consolidated Balance Sheets, March 31,
               1999, and December 31, 1998                                3 - 4

               Notes to Condensed Consolidated Financial Statements       5 - 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8 - 17

Part II.  Other Information                                                18

Signature                                                                  19


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          1999                    1998
                                                                     ------------------------------------
Operating revenues                                                   $    420,053            $   283,449
Cost of sales                                                             292,945                158,981
                                                                     -------------           ------------
     Net operating revenues                                               127,108                124,468
                                                                     -------------           ------------
Operating expenses:
     Operation and maintenance                                             23,003                 21,552
     Exploration                                                              501                    982
     Production                                                             5,913                  6,864
     Selling, general and administrative                                   20,527                 27,010
     Depreciation, depletion and amortization                              20,940                 19,739
                                                                     -------------           ------------
         Total operating expenses                                          70,884                 76,147
                                                                     -------------           ------------
Operating income                                                           56,224                 48,321

Equity in nonconsolidated subsidiaries                                        673                    419
Gain/(loss) on sale of assets                                                   -                 (1,398)
                                                                     -------------           ------------
Earnings from continuing operations, before interest & taxes               56,897                 47,342

Interest charges                                                            9,263                  9,166
                                                                     -------------           ------------

Income before income taxes                                                 47,634                 38,176
Income taxes                                                               17,895                 13,524
                                                                     -------------           ------------
Net income from continuing operations                                      29,739                 24,652

Loss from discontinued operations - net of tax                                  -                 (4,604)
                                                                     -------------           ------------
Net income                                                           $     29,739            $    20,048
                                                                     =============           ============

Average common shares outstanding                                          35,258                 36,934

Earnings (loss) per share of common stock:
   Basic/Diluted:
        Continuing operations                                        $       0.84            $      0.66
        Discontinued operations                                                 -                  (0.12)
                                                                     -------------           ------------
              Net income                                             $       0.84            $      0.54
                                                                     =============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (Thousands)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         1999                1998
                                                                                    ------------------------------------
Cash flows from operating activities:
   Net income/(loss) from continuing operations                                     $        29,739     $        24,652
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion, and amortization                                           20,940              19,652
         Amortization of net contract costs                                                     892               2,318
         Deferred income taxes (benefits)                                                       (33)              4,252
   Changes in other assets and liabilities                                                  (30,960)               (828)
                                                                                    ----------------    ----------------
               Net cash provided by (used in) continuing operating activities                20,578              50,046
               Net cash provided by (used in) discontinued operations                             -              (2,390)
                                                                                    ----------------    ----------------
               Net cash provided by (used in) operating activities                           20,578              47,656
                                                                                    ----------------    ----------------
Cash flows from investing activities:
   Capital expenditures                                                                     (21,489)            (25,656)
   Capital expenditures on discontinued operations in year of disposal                            -              (4,011)
   Proceeds from sale of short-term investments                                             136,330                   -
   Purchases of short-term investments                                                     (137,473)                  -
                                                                                    ----------------    ----------------
               Net cash used in  investing activities                                       (22,632)            (29,667)
                                                                                    ----------------    ----------------
Cash flows from financing activities:
   Retirement of long-term debt                                                                   -              (5,000)
   Increase (decrease) in short-term loans                                                   57,996             (28,790)
   Dividends paid                                                                           (10,544)            (21,878)
   Proceeds from issuance of common stock                                                         -               1,405
   Purchase of treasury stock                                                               (44,603)                  -
                                                                                    ----------------    ----------------
               Net cash provided by (used in) financing activities                            2,849             (54,263)
                                                                                    ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                            795             (36,274)
Cash and cash equivalents at beginning of period                                              8,973              69,442
                                                                                    ----------------    ----------------
Cash and cash equivalents at end of period                                          $         9,768     $        33,168
                                                                                    ================    ================
Cash paid (received) during the period for:
   Interest (net of amount capitalized)                                             $         11,682    $         16,850
                                                                                    ================    ================
   Income taxes                                                                     $           (716)   $          1,509
                                                                                    ================    ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                        ASSETS                                     March 30,                December 31,
                                                                      1999                      1998
                                                                 -----------------------------------------
                                                                               (Thousands)
                                                                 -----------------------------------------
Current assets:
   Cash and cash equivalents                                     $        9,768            $        8,973
   Short-term investments                                                94,614                    93,471
   Accounts receivable                                                  213,616                   199,363
   Unbilled revenues                                                     44,893                    41,616
   Inventory                                                             14,562                    33,743
   Deferred purchased gas cost                                           16,939                    39,445
   Prepaid expenses and other                                            48,882                    34,831
                                                                 ---------------           ---------------
         Total current assets                                           443,274                   451,442
                                                                 ---------------           ---------------
Property, plant and equipment                                         1,975,726                 1,956,763

   Less accumulated depreciation and depletion                         (781,718)                 (762,320)
                                                                 ---------------           ---------------

              Net property, plant and equipment                       1,194,008                 1,194,443
                                                                 ---------------           ---------------

Other assets                                                            223,957                   214,971
                                                                 ---------------           ---------------
               Total                                             $    1,861,239            $    1,860,856
                                                                 ===============           ===============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


       LIABILITIES AND STOCKHOLDERS EQUITY                     March 30,             December 31,
                                                                 1998                    1998
                                                             --------------------------------------
                                                                          (Thousands)
                                                             --------------------------------------
Current liabilities:
   Current portion long-term debt                            $      74,475           $      74,136
   Short-term loans                                                173,699                 115,703
   Accounts payable                                                106,318                 147,951
   Other current liabilities                                       101,465                 104,170
                                                             --------------          --------------
      Total current liabilities                                    455,957                 441,960
                                                             --------------          --------------
Long-term debt                                                     281,350                 281,350

Deferred and other credits                                         312,317                 304,127

Commitments and contingencies                                            -                       -
Preferred trust securities                                         125,000                 125,000

Capitalization:
   Common stockholders' equity:
      Common stock, no par value,  authorized 80,000
          shares; shares issued March 31, 1999, 37,252;
          December 31, 1998, 37,252                                283,985                 280,400
      Treasury stock, shares at cost March 31, 1999,
          3,145; December 31, 1998, 1,396                          (83,901)                (39,298)
      Retained earnings                                            486,521                 467,326
      Accumulated other comprehensive income (loss)                     10                      (9)
                                                             --------------          --------------

          Total common stockholders' equity                        686,615                 708,419
                                                             --------------          --------------
          Total                                              $   1,861,239           $   1,860,856
                                                             ==============          ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

A. The accompanying financial statements should be read in conjunction with the Company's 1998 Annual Report and Form 10-K.

B. In the opinion of Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and 1998, and the results of operations and cash flows for the three months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three-month period ended March 31, 1999 and 1998, are not indicative of results for a full year because of the seasonal nature of the Company's natural gas distribution and energy marketing operations.

D. In April 1998 management adopted a formal plan to sell the Company's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. The condensed consolidated financial statements include these as discontinued operations. In December 1998, the Company completed the sale of these operations to various parties for $338.3 million, which included working capital adjustments.

       Net loss from discontinued operations was $4.6 million for the three months ended March 31, 1998. These results were reported net of income tax benefit of $2.3 million. Interest expense allocated to discontinued operations was $1.8 million in the first three months of 1998.

E. In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding. Interest expense for the three-months ended March 31, 1999, includes $2.3 million of preferred dividends related to the trust preferred capital securities.

F. At March 31, 1999, 8,754,000 shares of Common Stock were reserved as follows: 460,000 shares for issuance under the Key Employee Restricted Stock Option and Stock Appreciation Rights Incentive Compensation Plan, 1,715,000 shares for issuance under the Long-Term Incentive Plan, 76,000 shares for issuance under the Non-Employee Directors' Stock Incentive Plan, 9,000 shares for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan and 6,494,000 shares for possible use in connection with future acquisitions.

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

G.     Segment Disclosure

       The Company reports operations in four segments. The Equitable Utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines. The Equitable Production segment's activities comprise the exploration, development, production, gathering and sale of natural gas and oil, and extraction and sale of natural gas liquids. NORESCO's activities comprise cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. The Equitable Energy segment provides marketing, supply and transportation services for the natural gas market.

       Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges and income taxes are managed on a consolidated basis and allocated pro forma to operating segments. Headquarters costs are billed to operating segments based on a fixed allocation of the annual headquarters' operating budget. Differences between budget and actual headquarters expenses are not allocated to operating segments, but included as a reconciling item to consolidated earnings from continuing operations.

                                                                        Three Months Ended
                                                                             March 31,
                                                                   1999                      1998
                                                              ----------------------------------------
                                                                            (Thousands)
Revenues from external customers:
   Equitable Utilities                                        $       151,332          $      146,936
   Equitable Production                                                38,323                  39,898
   NORESCO                                                             37,977                  18,285
   Equitable Energy                                                   192,421                  78,330
                                                              ----------------         ---------------
         Total                                                $       420,053          $      283,449
                                                              ================         ===============
Intersegment revenues:
   Equitable Utilities                                        $         3,210          $        5,051
   Equitable Production                                                 3,034                  12,651
   Equitable Energy                                                    17,539                  20,232
                                                              ----------------         ---------------
         Total                                                $        23,783          $       37,934
                                                              ================         ===============
Segment profit (loss):
   Equitable Utilities                                        $        44,224          $       34,441
   Equitable Production                                                 8,089                  14,089
   NORESCO                                                              3,349                       9
   Equitable Energy                                                     1,423                  (1,785)
                                                              ----------------         ---------------
         Total operating segments                                      57,085                  46,754
Less:  reconciling items
   Headquarters operating expenses (gains) not
      allocated to operating segments                                     188                    (588)
   Interest expense                                                     9,263                   9,166
   Income tax expenses                                                 17,895                  13,524
                                                              ----------------         ---------------
          Net income from continuing operations               $        29,739          $       24,652
                                                              ================         ===============

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

H.     Derivative Instruments and Hedging Activities

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

I.     Reclassification

       Certain previously reported amounts have been reclassified to conform with the 1999 presentation.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

OVERVIEW

        Equitable's consolidated net income for the quarter ended March 31, 1999, was $29.7 million, or $0.84 per share, compared with net income of $20.0 million, or $0.54 per share, for the quarter ended March 31, 1998. The 1998 quarter included a loss on the Company's discontinued midstream operations of $4.6 million, or $0.12 per share. These operations were sold in December 1998. The 1999 first quarter net income of $29.7 million, or $0.84 per share, represents a 27 percent increase over net income from continuing operations of $24.7 million, or $0.66 per share, for the first quarter 1998. The earnings improvement for the 1999 period was primarily attributable to lower selling, general and administrative expenses across all of the Company's business segments. Weaker prices for produced natural gas, oil and natural gas liquids
(NGLs) largely offset higher weather-related gas sales in the Company's utility service territory and increased gas production.

        During the three months ended March 31,  1999,  the Company  repurchased
1.8 million shares of common stock at an average price of $26.08 per share. Including shares repurchased in the fourth quarter of 1998, the Company has repurchased 3.1 million shares, 55 percent of the amount authorized by the Board of Directors in October 1998.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

        Equitable Utilities' operations comprise the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

        The pipeline operations of Equitrans, L.P. and Three Rivers Pipeline Corporation are subject to rate regulation by the Federal Energy Regulatory Commission (FERC). Equitrans filed a rate case in April 1997 and began collecting revenues based on rates subject to refund in August 1997. The rate case was designed to address the recovery of certain gas facility costs related to the implementation of Order 636. On April 29, 1999, the FERC approved, without modification, the joint stipulated settlement agreement resolving all issues in its proceeding.

        Unlike a previously rejected settlement, the approved settlement provides for prospective collection of gathering charges. In addition, the settlement provides Equitrans the opportunity to retain all revenues associated with interruptible transportation and negotiated rate agreements as well as moving its gathering charge toward a cost-based rate. On an annualized basis, the approved settlement, which is anticipated to become final before the end of the second quarter, provides for revenues of $1 million in excess of the level recorded in the first quarter of 1999.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

                                                        Three Months Ended
                                                             March 31,
EQUITABLE UTILITIES                                   1999               1998
--------------------------------------------------------------------------------
                                                     (Thousands, except prices
                                                           & degree days)
Operating revenues:
   Residential gas sales                            $  90,524         $ 104,801
   Commercial gas sales                                12,449            10,650
   Industrial and utility gas sales                     7,389            11,612
   Marketed gas sales                                   1,791             2,599
   Transportation service                              36,162            18,543
   Storage service                                      2,461             2,445
   Other                                                3,766             1,338
                                                    ----------        ----------
      Total revenues                                  154,542           151,988
Cost of energy purchased                               71,169            75,598
Revenue related taxes                                   4,872             5,380
                                                    ----------        ----------
      Net operating revenues                           78,501            71,010

Operating expenses:
   Operations and maintenance                          19,340            18,617
   Selling, general and administrative                  8,808            12,633
   Depreciation, depletion and amortization             6,129             5,319
                                                    ----------        ----------
      Total operating expenses                         34,277            36,569
                                                    ----------        ----------
Earnings before interest and taxes                  $  44,224         $  34,441
                                                    ==========        ==========
Sales quantities (Mcf):
   Residential gas sales                                9,516            10,670
   Commercial gas sales                                 1,322             1,112
   Industrial and utility gas sales                     3,575             4,618
   Marketed gas sales                                   1,033             1,217
   Transportation deliveries                           18,282            10,935

Average selling prices (per Mcf):
    Residential gas sales                           $   9.513         $   9.822
    Commercial gas sales                                9.417             9.577
    Industrial and gas sales                            2.067             2.515
    Marketed gas sales                                  1.734             2.136

Heating degree days (normal - 3,016)                    2,914             2,310

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

Three Months Ended March 31, 1999
vs. Three  Months Ended March 31, 1998

        Equitable Utilities had earnings before interest and taxes (EBIT) for the March 1999 quarter of $44.2 million compared to $34.4 million for the 1998 period. The segment's results for the latest quarter benefited from higher net revenues principally due to weather 26% colder than the first quarter of 1998 and lower general and administrative costs.

        Net operating revenues for the three months ended March 31, 1999, increased 11% to $78.5 million, primarily as a result of a 17% increase in distribution system throughput volumes due to colder weather ($6.8 million) and higher distribution margins from new ancillary services and tariff changes ($2.1 million). These increases were partially offset by a provision for refund related to the Equitrans' rate case ($1.9 million). As noted above, the rate case is anticipated to become final in the second quarter of 1999.

        The decrease in operating expenses in the current period reflects lower utility and corporate overhead expenses ($3.8 million), as the benefits are realized from the fourth quarter 1998 restructuring of corporate office and utility business functions.

EQUITABLE PRODUCTION

        The Production operations comprise the exploration and production of natural gas, natural gas liquids and crude oil through operations focused in the Appalachian and Gulf of Mexico regions.

        In 1998, the managerial responsibility for the operations conducted by two subsidiaries, Kentucky West Virginia Gas Company and Nora Transmission Company, were transferred from Equitable Utilities to Equitable Production under a services agreement. The financial results for both periods are reclassified to reflect the new structure.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

                                                      Three Months Ended
                                                           March 31,
EQUITABLE PRODUCTION                                  1999           1998
--------------------------------------------------------------------------------
                                                   (Thousands, except prices)
Operating revenues:
   Produced natural gas                             $  26,220      $ 31,766
   Transportation                                       6,609         6,618
   Natural gas liquids                                  4,003         5,829
   Crude oil                                            1,672         4,166
   Marketed natural gas                                 1,943         1,957
   Other                                                  910         2,213
                                                    ----------     ---------
      Total revenues                                   41,357        52,549
Cost of energy purchased                                4,332         6,275
                                                    ----------     ---------
      Net operating revenues                           37,025        46,274

Operating expenses:
   Operating and maintenance                            3,663         2,935
   Production                                           5,913         6,864
   Dry hole                                                29           104
   Other exploration                                      472           878
   Selling, general and administration                  5,224         7,807
   Depreciation, depletion and amortization            13,635        12,199
                                                    ----------     ---------
      Total operating expenses                         28,936        30,787

Gain (loss) on sale of assets                               -        (1,398)
                                                    ----------     ---------
Earnings from continuing operations,
    before interest and taxes                       $   8,089      $ 14,089
                                                    ==========     =========
Sales quantities:
   Produced natural gas (Mcf)                          15,383        12,994
   Transportation deliveries (Mcf)                      9,615        10,722
   Natural gas liquids (gallons)                       18,774        18,211
   Crude oil (Bbls)                                       164           264
   Marketed gas sales (Mcf)                             1,402           987

Average selling prices:
   Produced natural gas (per Mcf)                   $   1.704      $  2.445
   Natural gas liquids (per gallon)                     0.213         0.320
   Crude oil (per barrel)                              10.195        15.780
   Marketed gas sales (per Mcf)                         1.386         1.983

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

Three Months Ended March 31, 1999
vs. Three Months Ended March 31, 1998

        Equitable Production had EBIT for the March 1999 quarter of $8.1 million compared to $14.1 million for the 1998 quarter. The segment's results were adversely affected by significantly lower market prices for natural gas, crude oil and natural gas liquids, the impact of which was slightly offset by increased natural gas production and lower total operating expenses.

        Net operating revenues for the three months ended March 1, 1999, decreased $9.2 million compared to the first quarter of 1998 primarily due to reductions of 30%, 35% and 33% in Equitable Production's average prices for natural gas, crude oil and natural gas liquids, respectively.

        The price declines continue to be a reflection of the overall commodity market. The revenue impact of the 1999 decline in natural gas prices ($9.1 million) is partially offset by volume increases ($3.6 million). Overall, natural gas production increased 18% in 1999 compared with 1998 due to a 2.4 bcf increase in Gulf production. The increased production volume is related to additional Gulf wells at West Cameron 540 and West Cameron 180/198, which commenced production subsequent to March 31, 1998. The decline in crude oil production reflects the depletion of West Cameron 580 and certain West Cameron 180/198 wells.

        Total operating expenses for the current quarter decreased $1.9 million compared to the same quarter in 1998 despite increased depreciation, depletion and amortization, which was higher because of increased natural gas production. Administrative and overhead expenses declined $2.6 million as a result of management and staff headcount reductions and other corporate restructuring activities, which occurred in the fourth quarter of 1998. Production costs decreased $0.4 million in the Appalachian region, as a result of decreased well-tending staff and reduced severance taxes due to lower commodity prices. Production costs decreased $0.6 million in the Gulf region in 1999, as the 1998 period included high start-up costs for certain properties acquired at the end of 1997.

        The loss on sales of assets in 1998 included a $0.9 million reserve for loss on the sale of the Company's Colombian operations sold in 1998 and an additional $0.5 million reserve on the previously recorded sale of the Company's Western properties.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

NORESCO

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

                                                       Three Months Ended
                                                            March 31,
NORESCO                                               1999           1998
--------------------------------------------------------------------------------
                                                           (Thousands)

Energy service contracting revenues                 $  37,977      $ 18,285
Energy service contract cost                           29,501        13,030
                                                    ----------     ---------
      Gross margin                                      8,476         5,255
                                                    ----------     ---------
Operating expenses:
   Selling, general and administrative                  4,690         4,580
   Depreciation, depletion and amortization             1,110         1,085
                                                    ----------     ---------
      Total operating expenses                          5,800         5,665

Other income                                              673           419
                                                    ----------     ---------
Earnings before interest and taxes                  $   3,349      $      9
                                                    ==========     =========

Three Months Ended March 31, 1999
vs. Three Months Ended March 31, 1998

        NORESCO's gross margin increased to $8.5 million for the quarter ended March 31, 1999, compared to $5.3 million for the same period in 1998. This segment's energy management and performance contracting operations now hold a larger mix of commercial government and international projects. During the quarter, several significant contracts were signed. Construction completed during the quarter more than doubled compared to the first quarter of 1998. The gross margin rate as a percent of sales declined to 22% compared to 29% during 1998 due to increased competition and contract mix. At March 31, 1999, construction backlog totaled approximately $110 million.

        Operating expenses for this segment remained relatively unchanged, as increased marketing and development expenses were offset by reductions in administrative expenses due to office consolidations and the integration of formerly distinct facilities management divisions.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

EQUITABLE ENERGY

        Equitable Energy is a nonregulated residential, commercial and industrial marketer of natural gas. Services and products offered by Equitable Energy include commodity procurement and delivery, physical gas management operations and control, and customer support services.

                                                     Three Months Ended
                                                          March 31,
Equitable Energy                                      1999          1998
--------------------------------------------------------------------------------
                                                         (Thousands)
Operating revenues:
     Marketed natural gas (millions)                $ 209,835     $ 98,561
     Other                                                125            -
                                                    ----------    ---------
          Total revenues                              209,960       98,561

Cost of energy purchased                              206,853       96,632
                                                    ----------    ---------
               Net operating revenues                   3,107        1,929
                                                    ----------    ---------
Operating expenses:
     Selling, general and administrative                1,635        3,417
     Depreciation, depletion and amortization              49          297
                                                    ----------    ---------
               Total operating expenses                 1,684        3,714
                                                    ----------    ---------
Earnings (loss) before interest and taxes           $   1,423     $ (1,785)
                                                    ==========    =========

Three Months Ended March 31, 1999
vs. Three Months Ended March 31, 1998

        Net operating revenues increased to $210.0 million for the quarter ended March 31, 1999, compared to $98.6 million for the same period in 1998. During the latest quarter, Equitable Energy marketed 84 billion cubic feet (bcf) of natural gas compared to 36 bcf for last year's quarter. The increased volume is a result of the addition of residential customer choice programs in Pennsylvania and Ohio (3 bcf) and increased utility/marketing company volumes transported during the 1999 winter heating season (46 bcf). The marketing company sales represent high volume, comparatively low margin transactions, which complement Equitable Energy's base commercial and residential sales. Many of these trading company contracts expired at the end of March 1999 and may or may not be renewed.

        Equitable Energy operating expenses for the latest quarter were more than 50 percent below those of the first quarter of 1998, reflecting a significant staff reduction and office closing completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY

Cash Flows

        Cash required for operations is impacted primarily by the seasonal nature of Equitable Resource's natural gas distribution operations and the volatility of oil and gas commodity prices.

        Cash provided by operating activities totaled $20.6 million in the three months ended March 31, 1999, compared to cash provided by operating activities of $47.7 million in the 1998 period. Cash flows from operations decreased in 1999 primarily as a result of the following: a net $10 million increase in accounts receivable at the Company's distribution operations due to increased revenues, coupled with decreased collections; a decrease of $17 million in accounts payable in production due to decreased capital expenditures for drilling in the Gulf and final payment on working capital adjustments for the December 1998 sale of the Company's midstream operations; an increase of $12 million in unbilled revenues at Noresco due to increased construction activity; and the payment of $5 million of severance accrued at December 31, 1998 under the corporate restructuring program. During the first quarter of 1999, there were no material changes in the restructuring charge accrued in prior periods.

        Equitable Resource's financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Equitable Production segment, as well as replacements, improvements and additions to plant assets in the Equitable Utilities segment. Such capital expenditures during the 1999 quarter were approximately $21.5 million, including $11.5 million and $4.3 million for exploration and production projects in the Gulf of Mexico and Appalachian regions, respectively. A total of $119 million has been authorized for the 1999 capital expenditure program. The Company expects to continue to finance its 1999 capital expenditure program with cash generated from operations and with short-term loans.

        Capital Resources

        Equitable Resources has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 4.8% during the first quarter of 1999. Equitable Resources maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

        In the fourth quarter of 1998, the Company completed the sale of its midstream operations for $338 million. A portion of the proceeds to the Company were used to retire a portion of the Company's outstanding long- and short-term debt and to fund the repurchase of common stock. At March 31, 1999, $95 million of proceeds is invested in short-term debt securities, of which $75 million will be used to retire additional long-term debt maturing in July 1999.

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

        To date the Company has completed the inventory and assessment phases covering all process controls (embedded chips), facilities and systems applications. The remediation and testing of process controls, using both internal resources and contracted engineers, is well underway (93% complete) and on schedule. The testing and remediation of systems applications are on schedule with approximately 90% of the critical applications remediated and tested. Equitable anticipates that all critical systems will be Y2K compliant by September 1999.

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

        Costs

        The total cost of the Company's Year 2000 project is still being evaluated. Until all process control systems have been tested and documented, the full cost of remediation of this part of the project will not be known. The cost to date, however, is $3.7 million and the total cost estimate for the balance of the project is an additional $1.2 million. All of the costs have been or will be charged to operating expense except $0.5 million of systems upgrades, which will be capitalized and charged to expense over the estimated useful life of the associated hardware and software. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

       Disclosures in this report may include forward-looking statements related to such matters as anticipated financial performance, business prospects, capital projects, new products and operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas markets, the timing and extent of changes in commodity prices for natural gas and crude oil, changes in interest rates, the timing and extent of the Company's success in acquiring natural gas and crude oil properties and in discovering, developing and producing reserves, the inability of the Company or others to remediate Year 2000 concerns in a timely fashion, delays in obtaining necessary governmental approvals, the impact of competitive factors on profit margins in various markets in which the Company competes and other factors detailed in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



Item 5.    Other Information

           On April 28, 1999, the Board of Directors, at a regular meeting of the Board, approved resolutions amending the Company's By-Laws (Sections 1.08 and 3.07) in order 1) to clarify the procedures to be followed and provide for an advance notice in connection with shareholder proposals to be presented at the annual and all special meetings of shareholders and, 2) to make the advance notice period for shareholder nominations of directors consistent with the notice period required for shareholder proposals. The amended by-laws are included in this filing as Exhibit 3.02.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                3.02 Equitable Resources, Inc. By-laws (Amended through April 28, 1999).

           (b)  Reports on Form 8-K during the quarter ended March 31, 1999:

                None.

                                    Signature





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        EQUITABLE RESOURCES, INC.
                              --------------------------------------------
                                              (Registrant)





                                        /s/ David L. Porges
                              --------------------------------------------
                                            David L. Porges
                                         Senior Vice President
                                       and Chief Financial Officer







Date:  May 14, 1999