Form 10-Q
period 1999-06-30
EQUITABLE RESOURCES INC /PA/
filed 1999-08-16
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
           Class                                             July 31, 1999

Common stock, no par value                                  33,889,000 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index


                                                                        Page No.

Part I.   Financial Information:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three
               And Six Months Ended June 30, 1999 and 1998                  1

               Statements of Condensed Consolidated Cash Flows
               for the Three and Six Months Ended June 30,  1999
               and 1998                                                     2

               Condensed Consolidated Balance Sheets, June 30,
               1999, and December 31, 1998                                3 - 4

               Notes to Condensed Consolidated Financial Statements       5 - 8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9 - 22

    Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                 22

Part II.  Other Information:

    Item 4.    Submission of Matters to a Vote of Security Holders         23

    Item 5.    Other Information                                           23

    Item 6.    Exhibits and Reports on Form 8-K                            23

Signature                                                                  24

Index to Exhibits                                                          25

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                           1999              1998              1999             1998
                                                       --------------------------------   --------------------------------
Operating revenues                                     $     189,631    $      180,764    $      609,686    $     464,213
Cost of sales                                                 82,301            96,966           375,246          254,695
                                                       --------------   ---------------   ---------------   --------------
     Net operating revenues                                  107,330            83,798           234,440          209,518
                                                       --------------   ---------------   ---------------   --------------

Operating expenses:
     Operation and maintenance                                21,238            18,983            44,241           41,787
     Exploration                                               3,795             1,431             4,297            2,413
     Production                                                6,538             7,702            12,450           14,566
     Selling, general and administrative                      24,330            24,049            44,857           52,457
     Depreciation, depletion and amortization                 31,060            19,460            52,000           39,199
                                                       --------------   ---------------   ---------------   --------------
         Total operating expenses                             86,961            71,625           157,845          150,422
                                                       --------------   ---------------   ---------------   --------------

Operating income                                              20,369            12,173            76,595           59,096

Equity in nonconsolidated subsidiaries                           577               541             1,250              960
                                                       --------------   ---------------   ---------------   --------------

Earnings from continuing operations,
     before interest & taxes                                  20,946            12,714            77,845           60,056

Interest charges                                               8,965             9,236            18,228           18,403
                                                       --------------   ---------------   ---------------   --------------

Income before income taxes                                    11,981             3,478            59,617           41,653
Income taxes                                                   4,743             1,203            22,638           14,727
                                                       --------------   ---------------   ---------------   --------------

Net income from continuing operations                          7,238             2,275            36,979           26,926

Income (loss) from discontinued operations -
   net of tax                                                      -                 -                 -           (4,604)
                                                       --------------   ---------------   ---------------   --------------

Net income                                             $       7,238    $        2,275    $       36,979    $      22,322
                                                       ==============   ===============   ===============   ==============

Average common shares outstanding                             33,960            37,050            34,692           36,953

Earnings (loss) per share of common stock:
   Basic:
        Continuing operations                                 $ 0.21            $ 0.06            $ 1.07           $ 0.72
        Discontinued operations                                    -                 -                 -            (0.12)
                                                       --------------   ---------------   ---------------   --------------
              Net income                                      $ 0.21            $ 0.06            $ 1.07           $ 0.60
                                                       ==============   ===============   ===============   ==============

   Diluted:
        Continuing operations                                 $ 0.21            $ 0.06            $ 1.06           $ 0.72
        Discontinued operations                                    -                 -                 -            (0.12)
                                                       --------------   ---------------   ---------------   --------------
              Net income                                      $ 0.21            $ 0.06            $ 1.06           $ 0.60
                                                       ==============   ===============   ===============   ==============

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (Thousands)

                                                                           Three Months Ended                  Six Months Ended
                                                                                June 30,                           June 30,
                                                                         1999              1998              1999            1998
                                                                      -----------------------------      ---------------------------
Cash flows from operating activities:
   Net income from continuing operations                              $    7,238     $     2,275         $   36,979      $   26,926
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion, and amortization                        31,060          19,460             52,000          39,199
         Amortization of net contract costs                                  438             836              1,330           3,154
         Deferred income taxes (benefits)                                  4,909          (1,199)             4,876           3,053
   Changes in other assets and liabilities                                29,891          48,456             14,469          50,356
                                                                      -----------    ------------        -----------     -----------
               Net cash provided by continuing operations                 73,536          69,828            109,654         122,688
               Net cash used in discontinued operations                        -          (1,233)                 -          (3,623)
                                                                      -----------    ------------        -----------     -----------
               Net cash provided by operating activities                  73,536          68,595            109,654         119,065
                                                                      -----------    ------------        -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                                  (24,794)        (52,018)           (46,283)        (77,674)
   Increase in investment in unconsolidated partnerships                  (3,248)         (1,284)           (18,788)         (4,098)
   Proceeds from sale of property                                          4,661               -              4,661               -
   Increase in net noncurrent assets held for sale                             -          (9,730)                 -         (13,741)
   Proceeds from sale of short-term investments                          293,761               -            430,091               -
   Purchases of short-term investments                                  (199,148)              -           (336,621)              -
                                                                      -----------    ------------        -----------     -----------
               Net cash provided by (used in) investing activities        71,232         (63,032)            33,060         (95,513)
                                                                      -----------    ------------        -----------     -----------

Cash flows from financing activities:
   Retirement of long-term debt                                                -          (5,880)                 -         (10,880)
   Increase (decrease) in short-term loans                               (48,405)       (118,001)             9,591        (146,791)
   Dividends paid                                                        (10,311)              -            (20,855)        (21,878)
   Proceeds from issuance of long-term debt                               17,000               -             17,000               -
   Proceeds from preferred trust securities                                    -         125,000                  -         125,000
   Proceeds from issuance of common stock                                     11             350                 11           1,755
   Purchase of treasury stock                                            (10,815)              -            (55,418)              -
                                                                      -----------    ------------        -----------     -----------
               Net cash provided by (used in) financing activities       (52,520)          1,469            (49,671)        (52,794)
                                                                      -----------    ------------        -----------     -----------

Net increase (decrease) in cash and cash equivalents                      92,248           7,032             93,043         (29,242)
Cash and cash equivalents at beginning of period                           9,768          33,168              8,973          69,442
                                                                      -----------    ------------        -----------     -----------
Cash and cash equivalents at end of period                            $  102,016     $    40,200         $  102,016      $   40,200
                                                                      ===========    ============        ===========     ===========

Cash paid during the period for:
   Interest (net of amount capitalized)                               $    2,690     $     1,860         $   14,372      $   18,710
                                                                      ===========    ============        ===========     ===========
   Income taxes                                                       $    1,233     $     8,345         $      517      $    9,854
                                                                      ===========    ============        ===========     ===========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                             ASSETS                            June 30,                    December 31,
                                                                 1999                          1998
                                                           ------------------------------------------------
                                                                             (Thousands)
                                                           ------------------------------------------------

Current assets:
   Cash and short-term investments                         $         102,016             $       102,444
   Accounts receivable                                               128,040                     199,363
   Unbilled revenues                                                  27,298                      41,616
   Inventory                                                          26,026                      33,743
   Deferred purchased gas cost                                        17,600                      39,445
   Prepaid expenses and other                                         40,666                      34,831
                                                           ------------------            ----------------

         Total current assets                                        341,646                     451,442
                                                           ------------------            ----------------

Property, plant and equipment                                      1,990,988                   1,956,763

   Less accumulated depreciation and depletion                      (810,328)                   (762,320)
                                                           ------------------            ----------------

              Net property, plant and equipment                    1,180,660                   1,194,443
                                                           ------------------            ----------------

Other assets                                                         222,579                     214,971
                                                           ------------------            ----------------

               Total                                       $       1,744,885             $     1,860,856
                                                           ==================            ================

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


            LIABILITIES AND STOCKHOLDERS EQUITY                 June 30,                  December 31,
                                                                  1999                        1998
                                                            ---------------------------------------------
                                                                            (Thousands)
                                                            ---------------------------------------------
Current liabilities:
   Current portion long-term debt                           $         75,000             $        74,136
   Short-term loans                                                  125,295                     115,703
   Accounts payable                                                   58,334                     147,951
   Other current liabilities                                          92,307                     104,170
                                                            -----------------            ----------------

      Total current liabilities                                      350,936                     441,960
                                                            -----------------            ----------------

Long-term debt                                                       298,350                     281,350

Deferred and other credits                                           301,435                     304,127

Commitments and contingencies                                              -                           -
Preferred trust securities                                           125,000                     125,000

Capitalization:
   Common stockholders' equity:
      Common stock, no par value,  authorized 80,000
          shares;  shares issued June 30, 1999,
          37,252; December 31, 1998, 37,252                          278,995                     280,400
      Treasury stock, shares at cost June 30, 1999,
          3,415; December 31, 1998, 1,396                            (93,313)                    (39,298)
      Retained earnings                                              483,450                     467,326
      Accumulated other comprehensive income (loss)                       32                          (9)
                                                            -----------------            ----------------

          Total common stockholders' equity                          669,164                     708,419
                                                            -----------------            ----------------

          Total                                             $      1,744,885             $     1,860,856
                                                            =================            ================

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


A. The accompanying financial statements should be read in conjunction with the Company's 1998 Annual Report and Form 10-K.

B. In the opinion of Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and 1998, and the results of operations and cash flows for the three and six months then ended. All adjustments are of a normal, recurring nature unless otherwise indicated.

C. The results of operations for the three- and six-month periods ended June 30, 1999 and 1998, are not indicative of results for a full year because of the seasonal nature of the Company's natural gas distribution and energy marketing operations.

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

       Net loss from discontinued operations was $4.6 million for the six months ended June 30, 1998. These results were reported net of income tax benefit of $2.3 million. Interest expense allocated to discontinued operations was $4.0 million in the first six months of 1998.

E. In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 15, 2013. Proceeds were used to reduce short-term debt outstanding. Interest expense for the three-and six months ended June 30, 1999, includes $4.6 million of preferred dividends related to the trust preferred capital securities.

                  Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


F. In May 1999, Company shareholders approved the establishment of the 1999 Equitable Resources, Inc. Long-Term Incentive Plan and the 1999 Equitable Resources, Inc. Non-Employee Directors' Stock Incentive Plan. These plans provide for the grant of up to 3,000,000 and 300,000 shares, respectively, of common stock awards to key employees and directors. The awards can be in the form of stock options, restricted stock grants or other performance-based awards, as determined by the Compensation Committee of the Board of Directors.

       Under the terms of these plans and the predecessor plan, 128,000 shares of restricted stock and options to purchase 1,009,000 shares of common stock at the then current market price of approximately $30 per share were granted to employees and directors of the Company on May 26, 1999. The awards vest three years from the date of grant and expire 5 to 10 years from the grant date.

G. As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's Equitrans subsidiary settled its rate case with the Federal Energy Regulatory Commission (FERC) in April 1999. The net impact of the settlement on the three- and six-month periods ending June 30, 1999 recorded in the second quarter was an increase in earnings before interest and taxes of $3.9 million.

H. Segment Disclosure - The Equitable Utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines. The Equitable Production segment's activities comprise the exploration, development, production, gathering and sale of natural gas and oil, and extraction and sale of natural gas liquids. NORESCO's activities comprise cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. The Equitable Energy segment provides marketing, supply and transportation services for the natural gas market.

                  Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


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

                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                                June 30,
                                                          1999               1998                 1999               1998
                                                   ------------------------------------     ------------------------------------
                                                                                    (Thousands)

Revenues from external customers:
   Equitable Utilities                             $        65,806     $        62,176      $      217,139      $      202,978
   Equitable Production                                     43,761              43,540              82,085              83,438
   Equitable Services:
      NORESCO                                               40,986              22,157              78,963              40,442
      Equitable Energy                                      39,078              52,891             231,499             137,355
                                                   ----------------    ----------------     ---------------     ---------------
           Total                                   $       189,631     $       180,764      $      609,686      $      464,213
                                                   ================    ================     ===============     ===============

Intersegment revenues:
   Equitable Utilities                             $         3,579     $         4,069      $        6,789      $       15,255
   Equitable Production                                      7,526               3,197              10,559              15,848
   Equitable Services:
      Equitable Energy                                      24,582              20,106              42,121              34,203
                                                   ----------------    ----------------     ---------------     ---------------
           Total                                   $        35,687     $        27,372      $       59,469      $       65,306
                                                   ================    ================     ===============     ===============

Segment profit (loss):
   Equitable Utilities                             $         8,168     $         4,669      $       52,392      $       39,110
   Equitable Production                                     10,814               8,323              18,903              22,412
   Equitable Services:
      NORESCO                                                3,587               1,691               6,936               1,699
      Equitable Energy                                         817              (1,530)              2,240              (3,315)
                                                   ----------------    ----------------     ---------------     ---------------
           Total operating segments                         23,386              13,153              80,471              59,906
Less:  reconciling items
   Headquarters operating expenses (gains)
      not allocated to operating segments                    2,440                 439               2,626                (150)
   Interest expense                                          8,965               9,236              18,228              18,403
   Income tax expenses                                       4,743               1,203              22,638              14,727
                                                   ----------------    ----------------     ---------------     ---------------
            Net income from continuing
                operations                         $         7,238     $         2,275      $       36,979      $       26,926
                                                   ================    ================     ===============     ===============

                  Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


I. Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet determined when it will adopt the provisions of this statement, which may be implemented at the beginning of any fiscal quarter. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

       In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement delays the required implementation for the Company until 2001.

       The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

J.     Reclassification  -  Certain   previously   reported  amounts  have  been
       reclassified to conform with the 1999 presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       Equitable's consolidated net income for the quarter ended June 30, 1999, was $7.2 million, or $0.21 per share, compared with net income of $2.3 million, or $0.06 per share, for the quarter ended June 30, 1998. The earnings improvement for the 1999 quarter is primarily attributable to increased natural gas production in the offshore Gulf of Mexico region, the continuing benefit from last year's cost structure improvements, a favorable rate settlement at the Company's Equitrans pipeline subsidiary, increased construction activity in the NORESCO segment and improved margins in the Equitable Energy natural gas marketing business. These improvements were partially offset by one-time expenses for the consolidation of commercial activities and streamlining administrative functions in the Company's utility businesses, increased exploration costs in the Production segment, weak natural gas prices in 1999, and an increased provision for performance-related bonuses, reflecting the Company's strong first half and anticipated full-year results.

       In the six months ended June 30, 1999, Equitable's consolidated net income was $37.0 million, or $1.07 per share, compared to $22.3 million, or $0.60 per share, for the six months ended June 30, 1998. The 1998 period included a loss on the Company's discontinued midstream operations of $4.6 million, or $0.12 per share. These operations were sold in December 1998. The 1999 six months net income of $1.07 per share represents a 50% increase over earnings per share from continuing operations of $0.72 for the first half of 1998. Excluding one-time items, the 1999 improvement for the six-month period is due to higher production volumes, increased NORESCO construction activity, improved gas marketing margins, higher first quarter weather-related sales in the distribution operations and lower selling, general and administrative expenses across all of the Company's businesses. These improvements were partially offset by year-to-date wellhead prices for natural gas that were 18 percent below the average for the first six months of 1998.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

       Equitable Utilities' operations comprise the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation and the marketing of natural gas.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
EQUITABLE UTILITIES                                            1999                1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                          (Thousands, except prices & degree days)

Operating revenues:
   Residential gas sales                                  $      28,309      $       35,974       $     118,833       $    140,775
   Commercial gas sales                                           4,041               3,423              16,490             14,073
   Industrial and utility gas sales                              10,997              10,745              18,386             22,357
   Marketed gas sales                                             2,244               2,698               4,035              5,297
   Transportation service                                        18,702               9,405              54,864             27,948
   Storage service                                                2,678               2,530               5,139              4,975
   Other                                                          2,415               1,470               6,181              2,808
                                                          --------------     ---------------     ---------------      -------------
      Total revenues                                             69,386              66,245             223,928            218,233
Cost of energy purchased                                         15,934              27,382              87,103            102,980
Revenue related taxes                                             1,540               1,810               6,412              7,190
                                                          --------------     ---------------     ---------------      -------------
      Net operating revenues                                     51,912              37,053             130,413            108,063

Operating expenses:
   Operations and maintenance                                    18,664              16,318              38,004             34,935
   Selling, general and administrative                           10,108              10,937              18,916             23,570
   Depreciation, depletion and amortization                      14,972               5,129              21,101             10,448
                                                          --------------     ---------------     ---------------      -------------
      Total operating expenses                                   43,744              32,384              78,021             68,953
                                                          --------------     ---------------     ---------------      -------------

Earnings before interest and taxes                        $       8,168      $        4,669       $      52,392       $     39,110
                                                          ==============     ===============     ===============      =============

Sales quantities (Mcf):
   Residential gas sales                                          2,524               3,050              12,040             13,720
   Commercial gas sales                                             365                 342               1,687              1,454
   Industrial and utility gas sales                               4,738               4,048               8,313              8,666
   Marketed gas sales                                             1,083               1,160               2,116              2,377
   Transportation deliveries                                      9,282              11,808              27,564             22,743

Average selling prices (per Mcf):
    Residential gas sales                                      $ 11.216            $ 11.795             $ 9.870           $ 10.261
    Commercial gas sales                                         11.071              10.009               9.775              9.679
    Industrial and gas sales                                      2.321               2.654               2.212              2.580
    Marketed gas sales                                            2.072               2.326               1.907              2.228

Heating degree days (normal:
    QTR - 712, YTD - 3,728)                                         562                 572               3,476              2,882


Three Months Ended June 30, 1999
vs. Three  Months Ended June 30, 1998

       The pipeline operations of Equitrans, L.P. (Equitrans) and Three Rivers Pipeline Corporation are subject to rate regulation by the FERC. Equitrans filed a rate case in April 1997, which addressed the recovery of certain stranded plant costs related to the implementation of Order 636. The requested rates were placed into effect in August 1997, subject to refund, pending the final FERC order. On April 29, 1999, the FERC approved, without modification, the joint stipulated settlement agreement resolving all issues in its proceeding.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

       The approved settlement provides for prospective collection of increased gathering charges. In addition, the settlement provides Equitrans the opportunity to retain all revenues associated with interruptible transportation and negotiated rate agreements as well as moving its gathering charge toward a cost-based rate. In the second quarter of 1999, Equitrans recorded the final settlement of the rate case, including adjustment of the prior provisions for refund and recognition of the previously deferred revenues and costs related to the stranding of certain gathering plant.

       Equitable Utilities had earnings before interest and taxes (EBIT) for the June 1999 quarter of $8.2 million compared to $4.7 million for the 1998 period. The segment's results for the 1999 quarter include income of $3.9 million from recognition of the settlement of Equitrans' rate case described above. Results also include charges of $2.6 million for further reorganization of utility segment operating functions and consolidation of facilities. EBIT, excluding these items, of $6.9 million increased $2.2 million, or 47%, attributed to lower operating expenses from restructuring initiatives, which began in the fourth quarter of 1998, and higher margins from distribution operations. The higher distribution margins are the result of increases in throughput and revenues from nontraditional services, including balancing and pooling services, and services provided to marketers on the distribution system.

       Net operating revenues for the three months ended June 30, 1999, of $51.9 million include $12.3 million related to recognition of the rate settlement described above and $0.5 million for the pass-through of products extraction costs to customers. Net operating revenues of $39.1 million for the quarter, excluding the impact of the rate settlement and extraction revenues, increased $2.0 million, or 5%, over the $37.1 million for the 1998 period due primarily to higher distribution throughput and increased revenues from nontraditional services for distribution operations.

       Operating expenses of $43.7 million for the three months ended June 30, 1999, include $8.7 million of amortization expense related to the stranded plant from recognition of the rate settlement, products extraction costs of $0.5 million and $2.6 million for reorganization as more fully described above. Operating expenses of $31.9 million, excluding the effect of the rate settlement, extraction charges and one-time expenses, decreased $0.5 million from the 1998 amount of $32.4 million due primarily to restructuring initiatives, which began in the fourth quarter of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

Six Months Ended June 30, 1999
vs. Six  Months Ended June 30, 1998

       Equitable Utilities had EBIT of $52.4 million for the six months ended June 30, 1999. The segment's results for the 1999 period of $51.1 million, excluding the impact of the Equitrans' rate case settlement and charges described above, increased $12.0 million, or 31%, over the $39.1 million for the six months ended June 30, 1999. The increase in EBIT is a result of higher net revenues due principally to colder weather during the heating season and increased revenues from nontraditional services by the distribution operations.

       Net operating revenues for the six months ended June 30, 1999, of $130.4 million include $12.3 million related to recognition of the rate settlement described above and $0.7 million for the pass-through of products extraction costs to customers. Net operating revenues of $117.4 million for the period, excluding the impact of the rate settlement and extraction revenues, increased $9.3 million, or 9%, over the $108.1 million for the 1998 period. The increase in net revenues is due primarily to higher throughput and increased revenues from nontraditional services for distribution operations.

       Operating expenses of $78.0 million for the six months ended June 30, 1999, include $8.7 million of amortization expense related to the stranded plant from recognition of the rate settlement, $0.7 million of products extraction costs and $2.6 million for reorganization as more fully described above. Operating expenses of $66.0 million, excluding the effect of the rate settlement, extraction costs and reserves, decreased $3.0 million from the 1998 amount of $69.0 million due primarily to the benefit of restructuring initiatives, which began in the fourth quarter of 1998, substantially offset by higher depreciation expense.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
EQUITABLE PRODUCTION                                          1999                1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands, except prices)

Operating revenues:
   Produced natural gas                                   $      31,541       $      28,257       $      57,761      $      60,023
   Transportation                                                 6,331               6,397              12,940             13,015
   Natural gas liquids                                            4,461               4,110               8,464              9,939
   Crude oil                                                      4,336               3,690               6,008              7,856
   Marketed natural gas                                           2,530               2,573               4,473              4,530
   Other                                                          2,088               1,709               2,998              3,922
                                                          --------------      --------------      --------------     --------------
      Total revenues                                             51,287              46,736              92,644             99,285
Cost of energy purchased                                          6,632               7,078              10,964             12,100
                                                          --------------      --------------      --------------     --------------
      Net operating revenues                                     44,655              39,658              81,680             87,185

Operating expenses:
   Operating and maintenance                                      2,574               2,665               6,237              6,852
   Production                                                     6,538               7,702              12,450             14,566
   Dry hole                                                       1,247                  11               1,277                115
   Other exploration                                              2,548               1,420               3,020              2,298
   Selling, general and administration                            6,057               7,240              11,281             16,446
   Depreciation, depletion and amortization                      14,877              12,297              28,512             24,496
                                                          --------------      --------------      --------------     --------------
      Total operating expenses                                   33,841              31,335              62,777             64,773

Earnings from continuing operations,
    before interest and taxes                             $      10,814       $       8,323       $      18,903      $      22,412
                                                          ==============      ==============      ==============     ==============

Sales quantities:
   Produced natural gas (Mcf)                                    15,401              13,305              30,784             26,299
   Transportation deliveries (Mcf)                                9,056              11,439              18,671             22,161
   Natural gas liquids (gallons)                                 16,938              16,021              35,712             34,232
   Crude oil (Bbls)                                                 304                 271                 468                535
   Marketed gas sales (Mcf)                                       1,115               1,345               2,517              2,332

Average selling prices:
   Produced natural gas (per Mcf)                               $ 2.048             $ 2.124             $ 1.876            $ 2.282
   Natural gas liquids (per gallon)                               0.263               0.257               0.237              0.290
   Crude oil (per barrel)                                        14.263              13.616              12.838             14.684
   Marketed gas sales (per Mcf)                                   2.269               1.913               1.777              1.943

Three Months Ended June 30, 1999
vs. Three Months Ended June 30, 1998

       Equitable Production's EBIT for the June 1999 quarter was $10.8 million, which was $2.5 million higher than the June 1998 quarter. The segment's positive results were primarily due to increased natural gas production offset in part by lower natural gas prices and higher total operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

       Net operating revenues for the three months ended June 30, 1999, increased $5.0 million, or 13%, compared with the second quarter of 1998. Natural gas volumes increased 2.1 Bcf, which positively impacted revenues by $4.3 million. The higher gas production volumes are related to production increases in the Gulf of Mexico region from drilling activities at West Cameron 180/198, West Cameron 540 and South Marsh Island 39. Also crude oil production increased by 33 MBbls in the current quarter compared with the same quarter last year due to the drilling activities at South Marsh Island 39. The increase in oil production as well as higher sales quantities of natural gas liquids contributed $0.7 million to revenues. Partially offsetting the production increases in the current quarter was a $.076 per Mcf decline in Equitable Production's average natural gas price, which negatively impacted revenues by $1.0 million.

       Total operating expenses for the current quarter increased $2.5 million compared with the same quarter in 1998. Depreciation, depletion and amortization (DD&A) was $2.6 million higher because of increased natural gas production. During the second quarter of 1999, the Gulf region drilled one dry hole at West Cameron 575, which accounted for the current quarter dry hole costs of $1.2 million. Also other exploration costs were $1.1 million higher for the June 1999 quarter due to a lease impairment taken in the Appalachian region. These operating expense increases were partially offset by a $1.2 million decline in selling, general and administrative (SG&A) expenses as a result of management and staff headcount reductions and corporate restructuring activities, which occurred in the fourth quarter of 1998. Also production costs decreased $1.2 million due to operating efficiencies and decreased well-tending staff.

Six Months Ended June 30, 1999
vs. Six  Months Ended June 30, 1998

       For the six months ended June 30, 1999, Equitable Production had EBIT of $18.9 million compared with $22.4 million for the first six months of 1998. The decrease in the segment's EBIT was attributable to lower average market prices for natural gas, crude oil and natural gas liquids partially offset by increased natural gas production and lower total operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

       For the first six months of 1999, net operating revenues decreased to $81.7 million from $87.2 million for the comparable period last year. This decrease was primarily due to reductions of 18%, 13% and 18% in Equitable Production's average prices for natural gas, crude oil and natural gas liquids, respectively. The total revenue impact of these 1999 price declines was $13.5 million, of which $10.7 million was due to lower gas prices. Partially mitigating the effect of lower prices, natural gas production increased 4.5 Bcf, or 17%, in the first half of 1999 compared with the same period in 1998. This production increase contributed $8.4 million to current year revenues. The increased production volume is related to the drilling activities in the Gulf region discussed above under second quarter results. The decline in crude oil production in the six-month period reflects the depletion of West Cameron 580 and certain West Cameron 180/198 wells offset in part by new production at South Marsh Island 39.

       Total operating expenses for the six-month period of 1999 decreased by $2.0 compared with the first half of 1998. The decline in expenses reflects lower SG&A and production costs partially offset by higher DD&A due to increased gas production and the dry hole drilled in the second quarter of 1999. The savings in SG&A as well as production costs were primarily due to the reasons noted above under second quarter results. In addition, prior year SG&A includes $1.4 million of expenses recorded in the first quarter of 1998 related to the sales of the Company's Colombian operations and Western properties. Also first quarter 1998 production costs for the Gulf region were $0.6 million higher due to initial costs for certain properties acquired at the end of 1997.

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

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
NORESCO                                                        1999                 1998                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands)

Energy service contracting revenues                       $      40,986       $      22,157       $      78,963       $     40,442
Energy service contract cost                                     32,470              15,529              61,972             28,560
                                                          --------------      --------------      --------------      -----------
      Gross margin                                                8,516               6,628              16,991             11,882
                                                          --------------      --------------      --------------      -------------

Operating expenses:
   Selling, general and administrative                            4,368               4,403               9,057              8,983
   Depreciation, depletion and amortization                       1,138               1,075               2,248              2,160
                                                          --------------      --------------      --------------      -------------
      Total operating expenses                                    5,506               5,478              11,305             11,143

Other income                                                        577                 541               1,250                960
                                                          --------------      --------------      --------------      -------------

Earnings before interest and taxes                        $       3,587       $       1,691       $       6,936       $      1,699
                                                          ==============      ==============      ==============      =============

Three Months Ended June 30, 1999
vs. Three Months Ended June 30, 1998

       NORESCO's gross margin increased by 28% to $8.5 million for the quarter ended June 30, 1999, compared to $6.6 million for the same period in 1998. The increase in gross margin reflects the continued expansion of this segment's operations and the implementation of larger value contracts. Construction completed during the quarter of $40.0 million was more than double the $19.5 million completed during the second quarter of 1998. The gross margin rate as a percent of sales declined to 21% compared to 30% during 1998, primarily due to the increase in revenues from the federal government market, which contributes lower gross margins than the company's other core markets. At June 30, 1999, construction backlog totaled approximately $85 million, an increase of $13 million over backlog at June 30, 1998.

       Operating expenses for this segment remained relatively unchanged, as increased marketing and development expenses were offset by lower direct labor costs and a reduction in allocated corporate overhead expense. Other income represents equity-in-earnings for the company's investments in unconsolidated entities, primarily power generation assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NORESCO (Continued)

Six Months Ended June 30, 1999
vs. Six  Months Ended June 30, 1998

       NORESCO's gross margin increased by 43% to $17.0 million for the six months ended June 30, 1999, compared to $11.9 million for the same period in 1998. The increase in gross margin reflects the continued expansion of this segment's operations and the implementation of larger value contracts. Construction completed during the six months of $73.6 million was up 166% from the $27.6 million completed during the same period in 1998. The gross margin rate as a percent of sales declined to 22% compared to 29% during 1998, primarily due to the increase in revenues from the federal government market, which contributes lower gross margins than the company's other core markets. Increased competition in the energy services industry has also contributed to the decline in average gross margins.

       Operating expenses for this segment remained relatively unchanged for the six-month period, as increased marketing and project development expenses were offset by lower administrative expenses and a reduction in allocated corporate overhead expense. Other income represents equity-in-earnings for the company's investments in unconsolidated entities, primarily power generation assets.

EQUITABLE ENERGY

       Equitable Energy is a non-regulated residential, commercial and industrial marketer of natural gas. Services and products offered by Equitable Energy include commodity procurement and delivery, physical gas management operations and control, financial risk management and customer support services.

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
Equitable Energy                                               1999                1998               1999                1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands)

Operating revenues:
     Marketed natural gas                                 $      61,693       $      72,998       $     271,528       $    171,559
     Crude oil                                                    1,804                   -               1,804                  -
     Other                                                          163                   -                 288                  -
                                                          --------------      --------------      --------------      -------------
          Total revenues                                         63,660              72,998             273,620            171,559

Cost of energy purchased                                         61,414              72,539             268,267            169,171
                                                          --------------      --------------      --------------      -------------
               Net operating revenues                             2,246                 459               5,353              2,388
                                                          --------------      --------------      --------------      -------------

Operating expenses:
     Selling, general and administrative                          1,379               2,011               3,014              5,428
     Depreciation, depletion and amortization                        50                 (22)                 99                275
                                                          --------------      --------------      --------------      -------------
               Total operating expenses                           1,429               1,989               3,113              5,703
                                                          --------------      --------------      --------------      -------------

Earnings (loss) before interest and taxes                 $         817       $      (1,530)      $       2,240       $     (3,315)
                                                          ==============      ==============      ==============      =============

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE ENERGY (Continued)

Three Months Ended June 30, 1999
vs. Three Months Ended June 30, 1998

       Net operating revenues increased to $2.2 million for the quarter ended June 30, 1999, compared to $0.5 million for the same period in 1998. Equitable Energy recognized a $0.3 million positive transportation settlement in the second quarter of 1999. Margins on a per-unit basis for the second quarter were higher than the same period in 1998 due to an increased emphasis in the residential and industrial markets.

       Equitable Energy operating expenses for the quarter were 30% lower than those of the second quarter of 1998, reflecting more cost control plus a significant staff reduction and office closing completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

Six Months Ended June 30, 1999
vs. Six  Months Ended June 30, 1998

       Net operating revenues increased to $5.4 million for the six month period ended June 30, 1999, compared to $2.4 million for the same period in 1998. During the first six months, Equitable Energy marketed 110 billion cubic feet
(bcf) of natural gas compared to 66 bcf for the same period last year. The increased volume is a result of the addition of residential customer choice programs in Pennsylvania and Ohio (3 bcf) and increased utility/marketing company volumes transported during the 1999 winter heating season (32 bcf). Effective June 1, 1999, Equitable Energy discontinued its participation in the residential customer choice program in Pennsylvania and transferred those customers back to Equitable Gas Company. The utility/marketing company business represents high volume, comparatively low margin transactions, which complement the higher margin, lower volume base commercial and residential sales. Many of these utility/marketing company contracts expired at the end of March 1999 and were not renewed.

         Equitable Energy operating expenses for the six month period ended June 30, 1999, were 45% below those of the same period of 1998, again reflecting cost control, a significant staff reduction and office closing completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY

       Cash Flows

       Cash required for operations is impacted primarily by the seasonal nature of Equitable Resources' natural gas distribution operations and the volatility of oil and gas commodity prices.

       Cash provided by operating activities totaled $73.5 million in the three months ended June 30, 1999, compared to cash provided by continuing operations of $68.6 million in the 1998 period. Cash flows from operations increased in 1999 primarily as a result of the increase in earnings and improved collections of accounts receivable, offset in part by an increase in gas in storage in the current year.

       During the six months ended June 30, 1999, cash provided by operating activities decreased to $109.7 million, compared to $119.1 million from continuing operations for the first six months of 1998. The $9.4 million decrease is primarily a result of a decrease of $16 million in accounts payable and accrued expenses in production due to decreased capital expenditures for drilling in the Gulf and final payment on working capital adjustments for the December 1998 sale of the Company's midstream operations, decreased production receipts due to lower commodity prices, and the payment of $5 million of severance accrued at December 31, 1998 under the corporate restructuring program. The 1999 decrease was partially offset by increased distribution division collections due to colder winter weather and lower gas cost, and lower expenses throughout the Company. During the first six months of 1999, there were no material changes in the restructuring charge accrued in prior periods.

       During the three months and six months ended June 30, 1999, the Company repurchased 0.3 million and 2.1 million shares of common stock at average prices of $34.10 and $27.17, respectively, per share. Including shares repurchased in the fourth quarter of 1998, the Company has repurchased 3.4 million shares.

       Equitable Resources' financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Equitable Production segment, as well as replacements, improvements and additions to plant assets in the Equitable Utilities segment. Such capital expenditures during the first half of 1999 were approximately $46.3 million, including $23.5 million and $11.8 million for exploration and production projects in the Gulf of Mexico and Appalachian regions, respectively. A total of $119 million has been authorized for the 1999 capital expenditure program. The Company expects to continue to finance its 1999 capital expenditure program with cash generated from operations and with short-term loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

       On June 1, 1999 the Company announced an agreement to purchase Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie) from USX-Marathon Group. Management anticipates the purchase will be completed during the fourth quarter 1999. The purchase of Carnegie will be funded by cash from operations or existing sources of short-term debt. The purchase will not have a material effect on the Company's financial position or results of operations.

       Capital Resources

       Equitable Resources has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 4.86% during the first six months of 1999. Equitable Resources maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

       In the fourth quarter of 1998, the Company completed the sale of its midstream operations for $338 million. A portion of the proceeds to the Company were used to retire a portion of the Company's outstanding long- and short-term debt and to fund the repurchase of common stock. At June 30, 1999, $95 million of proceeds is included in cash and cash equivalents, of which $75 million was used to retire additional long-term debt maturing on July 1, 1999.

       The Company has completed the evaluation of its Gulf region production operations, previously identified as a non-core business. Management is actively exploring alternatives to maximize the shareholder value from these operations.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CAPITAL RESOURCES AND LIQUIDITY (Continued)

       To date the Company has completed the inventory and assessment phases covering all process controls (embedded chips), facilities and systems applications. The remediation and testing of process controls, using both internal resources and contracted engineers, is well underway (98% complete) and on schedule. The testing and remediation of systems applications are on schedule with approximately 96% of the critical applications remediated and tested. Equitable anticipates that all critical systems will be Y2K compliant by September 1999.

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

       Costs

       The total cost to date of the Company's Year 2000 project is $3.4 million and the total cost estimate for the balance of the project is an additional $1.6 million. All of the costs have been or will be charged to operating expense except $.5 million of systems upgrades, which will be capitalized and charged to expense over the estimated useful life of the associated hardware and software. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). The estimated costs to convert remaining systems is not expected to be material to results of operations in any future period.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have not been any material changes regarding quantitative and qualitative disclosures about market risk from the information reported in the Company's 1998 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Shareholders was held on May 26, 1999.

             (c)   Brief description of matters voted upon:

                   (1) Elected the named directors to serve  three-year terms as follows:
                                                       Shares           Shares
                                 Director             Voted For        Withheld

                          Phyllis A. Domm, Ed.D.     30,360,767        564,569
                          James E. Rohr              30,399,907        507,429
                          David S. Shapira           30,366,263        541,073

                   (2) Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 1999. Vote was 30,696,426 shares for; 143,450 shares against and 67,460 shares abstained.

                   (3) Approved the 1999 Equitable Resources, Inc. Non-Employee Directors' Stock Incentive Plan. Vote was 16,421,275 shares for; 11,018,155 shares against and 67,460 shares abstained.

                   (4) Approved the 1999 Equitable Resources, Inc. Long-Term Incentive Plan. Vote was 14,728,651 shares for; 12,711,487 shares against and 297,693 shares abstained.

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   10.1   The   1999  Equitable  Resources,  Inc.   Non-Employee
                          Directors'  Stock  Incentive Plan (As Amended  May 26,
                          1999).

                   10.2 The 1999 Equitable Resources, Inc. Long-Term Incentive Plan (As Amended May 26, 1999).

             (b)   Reports on Form 8-K during the quarter ended June 30, 1999:

                   Form 8-K Current report dated June 1, 1999, announcing agreement between the Registrant, Equitable Resources, Inc.,
                   (EQT) and USX-Marathon Group (MRO) wherein EQT and/or its subsidiaries will acquire from MRO 100 percent of the stock of Carnegie Natural Gas Company and affiliated subsidiaries of USX Corporation.

                                    Signature





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            EQUITABLE RESOURCES, INC.
                              --------------------------------------------------
                                                  (Registrant)





                                             /s/ David L. Porges
                              --------------------------------------------------
                                                 David L. Porges
                                              Senior Vice President
                                            and Chief Financial Officer







Date:  August 13, 1999

                                INDEX TO EXHIBITS



Exhibit No.               Document Description

   10.1          The 1999 Equitable Resources, Inc.               Filed Herewith
                 Non-Employee Directors' Stock Incentive
                 Plan (As Amended May 26, 1999).

   10.2          The 1999 Equitable Resources, Inc.               Filed Herewith
                 Long-Term Incentive Plan (As Amended
                 May 26, 1999).

    27           Financial Data Schedule for the Period           Filed Herewith
                 Ended June 30, 1999