Form 10-Q
period 1999-09-30
EQUITABLE RESOURCES INC /PA/
filed 1999-11-12
CIK 33213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                                Outstanding at
                   Class                       October 31, 1999

        Common stock, no par value            33,036,000 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      Index




                                                                        Page No.

Part I.   Financial Information:

    Item 1.  Financial Statements (Unaudited):

             Statements of Consolidated Income for the Three
             And Nine Months Ended September 30, 1999 and 1998              1

             Statements of Condensed Consolidated Cash Flows
             for the Nine Months Ended September 30, 1999 and 1998          2

             Condensed Consolidated Balance Sheets, September 30,
             1999, and December 31, 1998                                  3 - 4

             Notes to Condensed Consolidated Financial Statements         5 - 7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8 - 22

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                   22

Part II.  Other Information:

    Item 5.  Other Information                                             23

    Item 6.  Exhibits and Reports on Form 8-K                              23

Signature                                                                  24

Index to Exhibits                                                          25


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  Statements of Consolidated Income (Unaudited)
                      (Thousands Except Per Share Amounts)

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                          September 30,
                                                      1999               1998                1999               1998
                                                ------------------------------------   ------------------------------------

Operating revenues                              $        191,602    $       156,730    $        801,289    $       620,943
Cost of sales                                             95,465             72,785             470,712            327,480
                                                -----------------   ----------------   -----------------   ----------------
     Net operating revenues                               96,137             83,945             330,577            293,463
                                                -----------------   ----------------   -----------------   ----------------

Operating expenses:
     Operation and maintenance                            18,321             18,171              62,563             59,958
     Exploration                                           4,045                670               8,341              3,083
     Production                                            6,039              6,879              18,490             21,445
     Selling, general and administrative                  24,840             23,865              69,697             76,322
     Depreciation, depletion and amortization             25,585             21,563              77,584             60,762
                                                -----------------   ----------------   -----------------   ----------------
         Total operating expenses                         78,830             71,148             236,675            221,570
                                                -----------------   ----------------   -----------------   ----------------

Operating income                                          17,307             12,797              93,902             71,893

Equity in nonconsolidated subsidiaries                     1,056                917               2,306              1,877
                                                -----------------   ----------------   -----------------   ----------------

Earnings from continuing operations,
     before interest & taxes                              18,363             13,714              96,208             73,770

Interest charges                                           8,559              9,415              26,787             27,818
                                                -----------------   ----------------   -----------------   ----------------

Income before income taxes                                 9,804              4,299              69,421             45,952
Income taxes                                               4,074              2,262              26,712             16,989
                                                -----------------   ----------------   -----------------   ----------------

Net income from continuing operations                      5,730              2,037              42,709             28,963

Income (loss) from discontinued operations -
   net of tax                                                  -                  -                   -             (4,604)
                                                -----------------   ----------------   -----------------   ----------------

Net income                                      $           5,730   $          2,037   $          42,709   $         24,359
                                                =================   ================   =================   ================

Average common shares outstanding -
   assuming dilution                                      34,273             37,128              34,650             37,129

Earnings (loss) per share of common stock:
   Basic:
        Continuing operations                             $ 0.17             $ 0.06              $ 1.24             $ 0.78
        Discontinued operations                                -                  -                   -              (0.12)
                                                -----------------   ----------------   -----------------   ----------------
              Net income                                  $ 0.17             $ 0.06              $ 1.24             $ 0.66
                                                =================   ================   =================   ================

   Diluted:
        Continuing operations                             $ 0.17             $ 0.06              $ 1.23             $ 0.78
        Discontinued operations                                -                  -                   -              (0.12)
                                                -----------------   ----------------   -----------------   ----------------
              Net income                                  $ 0.17             $ 0.06              $ 1.23             $ 0.66
                                                =================   ================   =================   ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                   (Thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  1999               1998
                                                                             -----------------------------------

Cash flows from operating activities:
   Net income from continuing operations                                     $        42,709    $        28,963
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion, and amortization                                    77,584             60,762
         Amortization of net contract costs                                             (234)             2,602
         Deferred income taxes                                                        14,115             12,612
   Changes in other assets and liabilities                                             7,657                528
                                                                             ----------------   ----------------
               Net cash provided by continuing operations                            141,831            105,467
               Net cash used in discontinued operations                                    -             (2,420)
                                                                             ----------------   ----------------
               Net cash provided by operating activities                             141,831            103,047
                                                                             ----------------   ----------------

Cash flows from investing activities:
   Capital expenditures                                                              (72,276)          (123,981)
   Increase in investment in nonconsolidated subsidiaries                            (20,861)            (7,028)
   Proceeds from sale of property                                                      4,661                  -
   Increase in net noncurrent assets held for sale                                         -            (31,935)
                                                                             ----------------   ----------------
               Net cash provided by (used in)  investing activities                  (88,476)          (162,944)
                                                                             ----------------   ----------------

Cash flows from financing activities:
   Retirement of long-term debt                                                      (75,000)           (10,880)
   Increase (decrease) in short-term loans                                             3,088            (66,451)
   Dividends paid                                                                    (30,858)           (32,830)
   Proceeds from issuance of long-term debt                                           17,000                  -
   Proceeds from preferred trust securities                                                -            125,000
   Proceeds from issuance of common stock                                              2,801              2,392
   Purchase of treasury stock                                                        (65,999)                 -
                                                                             ----------------   ----------------
               Net cash provided by (used in) financing activities                  (148,968)            17,231
                                                                             ----------------   ----------------

Net decrease in cash and cash equivalents                                            (95,613)           (42,666)
Cash and cash equivalents at beginning of period                                     102,444             69,442
                                                                             ----------------   ----------------
Cash and cash equivalents at end of period                                   $         6,831    $        26,776
                                                                             ================   ================

Cash paid during the period for:
   Interest (net of amount capitalized)                                      $        25,802    $        38,719
                                                                             ================   ================
   Income taxes                                                              $        (2,316)   $        10,304
                                                                             ================   ================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                 ASSETS                                     September 30,         December 31,
                                                                 1999                1998
                                                         ------------------------------------------
                                                                        (Thousands)
                                                         ------------------------------------------

Current assets:
     Cash and cash equivalents                           $         6,831       $       102,444
     Accounts receivable                                         108,791               199,363
     Unbilled revenues                                            26,992                41,616
     Inventory                                                    42,755                33,743
     Deferred purchased gas cost                                  24,210                39,445
     Prepaid expenses and other                                   45,989                34,831
                                                         ----------------      ----------------

          Total current assets                                   255,568               451,442
                                                         ----------------      ----------------

Property, plant and equipment                                  1,991,843             1,956,763

     Less accumulated depreciation and depletion                (814,925)             (762,320)
                                                         ----------------      ----------------

               Net property, plant and equipment               1,176,918             1,194,443
                                                         ----------------      ----------------

Other assets                                                     232,501               214,971
                                                         ----------------      ----------------

               Total                                     $     1,664,987       $     1,860,856
                                                         ================      ================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets (Unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY             September 30,           December 31,
                                                                             1999                   1998
                                                                      -----------------------------------------
                                                                                    (Thousands)
                                                                      -----------------------------------------

Current liabilities:
     Current portion long-term debt                                   $             -       $        74,136
     Short-term loans                                                         118,791               115,703
     Accounts payable                                                          58,420               147,951
     Other current liabilities                                                112,057               104,170
                                                                      ----------------      ----------------

          Total current liabilities                                           289,268               441,960
                                                                      ----------------      ----------------

Long-term debt                                                                298,280               281,350

Deferred and other credits                                                    297,889               304,127

Commitments and contingencies                                                       -                     -

Preferred trust securities                                                    125,000               125,000

Capitalization:
   Common stockholders' equity:
      Common stock, no par value, authorized 80,000
          shares; shares issued September 30, 1999, 37,252;
          December 31, 1998, 37,252                                           276,213               280,400
      Treasury stock, shares at cost September 30, 1999,
          3,594; December 31, 1998, 1,396                                    (100,875)              (39,298)
      Retained earnings                                                       479,177               467,326
      Accumulated other comprehensive income (loss)                                35                    (9)
                                                                      ----------------      ----------------

          Total common stockholders' equity                                   654,550               708,419
                                                                      ----------------      ----------------

          Total                                                       $     1,664,987       $     1,860,856
                                                                      ================      ================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                   Equitable Resources, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

       The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Equitable Resources' annual report on Form 10-K for the year ended December 31, 1998.

B. In April 1998 management adopted a formal plan to sell the Company's natural gas midstream operations. The operations include an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity marketing business based in Houston. In December 1998, the Company completed the sale of these operations to various parties for $338.3 million, which included working capital adjustments. The condensed consolidated financial statements include these as discontinued operations.

       Net loss from discontinued operations was $4.6 million for the nine months ended September 30, 1998. These results were reported net of income tax benefit of $2.3 million. Interest expense allocated to discontinued operations was $6.5 million in the first nine months of 1998.

C. In April 1998, $125 million of 7.35% Trust Preferred Capital Securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. Interest expense for the three- and nine months ended September 30, 1999, includes $2.3 million and $6.9 million, respectively, of preferred dividends related to the trust preferred capital securities.

D. Segment Disclosure - The Equitable Utilities segment's activities comprise the operations of the Company's state-regulated local distribution company, in addition to gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines. The Equitable Production segment's activities comprise the exploration, development, production, gathering and sale of natural gas and oil, and extraction and sale of natural gas liquids. NORESCO's activities comprise cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. Equitable Energy provides gas operations, commodity procurement and delivery, risk management and customer services to energy consumers including large industrial, utility, commercial, institutional and residential end-users.

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


                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                             September 30,
                                                          1999                 1998                 1999                  1998
                                                   ---------------------------------------------------------------------------------
                                                                                      (Thousands)

Revenues from external customers:
   Equitable Utilities                             $         48,791     $         39,906      $       265,932      $       242,884
   Equitable Production                                      56,872               44,027              138,957              127,465
   Equitable Services:
      NORESCO                                                44,107               32,867              123,070               73,309
      Equitable Energy                                       41,832               39,930              273,330              177,285
                                                   -----------------    -----------------     ----------------     ----------------
           Total                                   $        191,602     $        156,730      $       801,289      $       620,943
                                                   =================    =================     ================     ================

Intersegment revenues:
   Equitable Utilities                             $          2,857     $          4,376      $         9,644      $        19,632
   Equitable Production                                       2,569                2,152               13,128               18,000
   Equitable Services:
      Equitable Energy                                       36,724               17,589               78,845               51,792
                                                   -----------------    -----------------     ----------------     ----------------
           Total                                   $         42,150     $         24,117      $       101,617      $        89,424
                                                   =================    =================     ================     ================

Segment profit (loss):
   Equitable Utilities                             $          2,042     $          2,352      $        54,433      $        41,463
   Equitable Production                                      12,264                9,883               31,168               32,296
   Equitable Services:
      NORESCO                                                 4,884                3,320               11,819                5,018
      Equitable Energy                                         (408)              (2,316)               1,832               (5,631)
                                                   -----------------    -----------------     ----------------     ----------------
           Total operating segments                          18,782               13,239               99,252               73,146
Less:  reconciling items
   Headquarters operating expenses (gains)
      not allocated to operating segments                       419                 (475)               3,044                 (624)
   Interest expense                                           8,559                9,415               26,787               27,818
   Income tax expenses                                        4,074                2,262               26,712               16,989
                                                   -----------------    -----------------     ----------------     ----------------
            Net income from continuing operations  $          5,730     $          2,037      $        42,709      $        28,963
                                                   =================    =================     ================     ================


E. Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet determined when it will adopt the provisions of this statement, which may be implemented at the beginning of any fiscal quarter. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

       In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement delays the required implementation for the Company until 2001.

       The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

F.     Reclassification  -  Certain   previously   reported  amounts  have  been
       reclassified to conform with the 1999 presentation.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       Equitable's consolidated net income for the quarter ended September 30, 1999, was $5.7 million, or $0.17 per diluted share, compared with net income of $2.0 million, or $0.06 per share, for the quarter ended September 30, 1998. The earnings improvement for the 1999 quarter is primarily attributable to increased natural gas production and prices, the continuing benefit from last year's cost structure improvements, increased construction activity in the NORESCO segment and improved margins in the Equitable Energy natural gas marketing business. These earnings increases were partially offset by expenses for the implementation of process improvements in the Company's production and utility businesses, increased exploration costs in the Production segment, and an increased provision for performance-related compensation, reflecting the
Company's strong year-to-date and anticipated full-year results and its continuing move to put more pay at risk for key employees throughout the Company.

       In the nine months ended September 30, 1999, Equitable's consolidated net income was $42.7 million, or $1.23 per diluted share, compared to $24.4 million, or $0.66 per share, for the nine months ended September 30, 1998. The 1998 period included a loss on the Company's discontinued midstream operations of $4.6 million, or $0.12 per share. These operations were sold in December 1998. The 1999 nine months net income of $1.23 per diluted share represents a 58% increase over earnings per share from continuing operations of $0.78 for same period in 1998. The 1999 improvement for the nine-month period is due to higher production volumes, increased NORESCO construction activity, improved gas marketing margins, higher first quarter weather-related sales in the distribution operations and lower selling, general and administrative expenses across all of the Company's businesses.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

       The approved settlement provides for prospective collection of increased gathering charges. In addition, the settlement provides Equitrans the opportunity to retain all revenues associated with interruptible transportation and negotiated rate agreements as well as moving its gathering charge toward a cost-based rate. In the second quarter of 1999, Equitrans recorded the final settlement of the rate case, including adjustment of the prior provisions for refund and recognition of the previously deferred revenues and costs related to the stranding of certain gathering facilities.


                                                                    Three Months Ending               Nine Months Ending
                                                                       September 30,                     September 30,
                                                                 1999               1998            1999               1998
                                                           -------------------------------------------------------------------------

                        OPERATIONAL DATA
Heating degree days                                                   113                56             3,589             2,938

Residential sales and transportation volume (MMcf)                  1,711             1,680            17,586            15,481
Commercial and industrial volume (MMcf)                             2,782             2,816            15,132            13,651
                                                           ---------------   ---------------  ----------------   ---------------
     Total throughput (MMcf) - Distribution                         4,493             4,496            32,718            29,132
Off-system sales - Distribution                                     5,005             5,147            13,273            13,285
Throughput (thousand Dths) - Pipeline
     - Delivered to distribution system                             7,971             6,005            34,069            23,503
     - Other deliveries                                            10,260             9,739            23,851            25,695

                  FINANCIAL DATA (Thousands $)
Total operating revenues                                   $       51,648    $       44,282   $       275,576    $      262,516
Purchased gas cost                                                 17,034             9,961           104,137           112,941
Revenue related taxes                                               1,094             1,154             7,507             8,344
                                                           ---------------   ---------------  ----------------   ---------------

     Net operating revenues                                        33,520            33,167           163,932           141,231
                                                           ---------------   ---------------  ----------------   ---------------

Operating and maintenance expense                                  15,029            14,723            53,033            49,658
Selling, general and administrative expense                         9,215            10,914            28,131            34,484
Depreciation, depletion and amortization                            7,234             5,178            28,335            15,626
                                                           ---------------   ---------------  ----------------   ---------------

     Total operating expenses                                      31,478            30,815           109,499            99,768
                                                           ---------------   ---------------  ----------------   ---------------

Earnings from continuing operations,
     before interest and taxes                             $        2,042    $        2,352   $        54,433    $       41,463
                                                           ===============   ===============  ================   ===============

Capital expenditures                                       $        9,062    $        7,987   $        19,173    $       18,405



Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

Three Months Ended September 30, 1999
vs. Three Months Ended September 30, 1998

       Equitable Utilities had earnings before interest and taxes (EBIT) for the September 1999 quarter of $2.0 million compared to $2.4 million for the 1998 period. The segment's results for the 1999 quarter include charges of $0.9 million for further reorganization of utility segment operating functions and consolidation of facilities begun in the fourth quarter of 1998. EBIT, excluding these items, of $2.9 million increased $0.5 million, or 20%, attributed to lower operating expenses due to restructuring initiatives, partially offset by lower margins from distribution operations. The lower distribution margins are due primarily to a favorable settlement of a gas cost filing allowing the recognition of the sale of pipeline capacity ($1.7 million) reflected in the third quarter of 1998.

       Net operating revenues for the three months ended September 30, 1999, of $33.5 million include $1.6 million related to a surcharge for the collection of stranded costs under the pipeline rate settlement and $0.5 million for the pass-through of products extraction costs to customers. Net operating revenues of $31.4 million for the quarter, excluding the impact of the rate settlement and extraction revenues, decreased $1.8 million, or 5%, from the $33.2 million for the 1998 period due primarily to the lower distribution margins as described above.

       Total operating expenses of $31.5 million for the three months ended September 30, 1999, include $1.2 million of amortization expense related to the stranded plant, products extraction costs of $0.5 million and $0.9 million for reorganization as more fully described above. Operating expenses of $28.9 million, excluding the effect of the rate settlement, extraction charges and one-time expenses, decreased $1.9 million, or 6%, from the 1998 amount of $30.8 million due primarily to restructuring initiatives, which began in the fourth quarter of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE UTILITIES (Continued)

Nine Months Ended September 30, 1999
vs. Nine Months Ended September 30, 1998

       Equitable Utilities had EBIT of $54.4 million for the nine months ended September 30, 1999. The segment's results for the 1999 period include $3.9 million from recognition of the settlement of Equitrans' rate case described above. Results also include charges of $3.0 million for further reorganization of utility segment operating functions and consolidation of facilities. EBIT, excluding these items, increased $19.8 million, or 31%, over the $41.5 million for the nine months ended September 30, 1998. The increase in 1999 is a result of higher net revenues due principally to colder weather during the heating season ($7.2 million), increased revenues from nontraditional services by the distribution operations ($2.6 million) and lower operating expenses due to restructuring initiatives begun in the fourth quarter of 1998.

       Net operating revenues for the nine months ended September 30, 1999 of $163.9 million include $13.8 million related to recognition of the rate settlement and pass through of stranded costs described above and $1.2 million for the pass-through of products extraction costs to customers. Net operating revenues of $148.9 million for the period, excluding the impact of the rate settlement and extraction revenues, increased $7.7 million, or 5%, over the $141.2 million for the 1998 period. The increase in net revenues is due primarily to higher throughput ($7.2 million) and increased revenues from nontraditional services for distribution operations ($2.6 million).

       Total operating expenses of $109.5 million for the nine months ended September 30, 1999, include $9.9 million of amortization expense related to the stranded plant from recognition of the rate settlement, $1.2 million of products extraction costs and $3.0 million for reorganization as more fully described above. Excluding these items, operating expenses decreased $4.8 million from the 1998 amount of $99.8 million due primarily to the benefit of restructuring initiatives, which began in the fourth quarter of 1998, substantially offset by higher depreciation expense.

EQUITABLE PRODUCTION

       The Production operations comprise the exploration and production of natural gas, natural gas liquids and crude oil through operations focused in the Appalachian and Gulf of Mexico regions.

       In 1998, the managerial responsibility for the operations conducted by two subsidiaries, Kentucky West Virginia Gas Company and Nora Transmission Company, were transferred from Equitable Utilities to Equitable Production under a services agreement. In 1999 these FERC regulated pipelines filed for decertification allowing for complete integration of these operations. The financial results for both periods are reclassified to reflect the new structure.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)


                                                                Three Months Ending                      Nine Months Ending
                                                                   September 30,                           September 30,
                                                           1999                   1998              1999                   1998
                                                        ---------------------------------------------------------------------------

                   OPERATIONAL DATA
Gas sales (MMcf) - East                                           9,488              9,427            28,901             28,689
Gas sales (MMcf) - Gulf                                           6,711              4,797            18,082             11,834
                                                        ----------------   ----------------  ----------------   ----------------
     Total gas sales (MMcf)                                      16,199             14,224            46,983             40,523

Oil production (000s BBls) - East                                   110                127               326                371
Oil production (000s BBls) - Gulf                                   191                 97               443                388
                                                        ----------------   ----------------  ----------------   ----------------
     Total oil production (000s Bbls)                               301                224               769                759

Liquids production (000s Gals.) - East                           15,577             13,322            47,198             45,739
Liquids production (000s Gals.) - Gulf                            2,503              1,854             6,594              3,669
                                                        ----------------   ----------------  ----------------   ----------------
     Total liquids production (000s Gals.)                       18,080             15,176            53,792             49,408

Produced gas and oil (MMcfe)- East                               10,990             11,010            32,696             32,572
Produced gas and oil (MMcfe)- Gulf                                7,861              5,382            20,742             14,160
                                                        ----------------   ----------------  ----------------   ----------------
     Total produced gas & oil (MMcfe)                            18,851             16,392            53,438             46,732

Transportation (MMcfe)                                           12,007             11,823            35,883             35,783

Effective gas price - East (per MMBtu)                  $          2.32    $          2.02   $          2.06    $          2.16
Effective gas price - Gulf (per MMBtu)                  $          2.50    $          2.12   $          2.11    $          2.20

Effective oil price - East (per Bbl)                    $         16.34    $         10.92   $         13.41    $         11.80
Effective oil price - Gulf (per Bbl)                    $         18.09    $         15.33   $         15.56    $         16.41

Effective liquids price - East (per gallon)             $          0.28    $          0.26   $          0.25    $          0.23
Effective liquids price - Gulf (per gallon)             $          0.20    $          0.15   $          0.19    $         0.18

             FINANCIAL DATA (Thousands $)
Total operating revenues                                $        59,441    $        46,179   $       152,085    $       145,465
Cost of energy purchased                                          7,525              4,211            18,489             16,311
                                                        ----------------   ----------------  ----------------   ----------------
     Net operating revenue/gross margin                          51,916             41,968           133,596            129,154
                                                        ----------------   ----------------  ----------------   ----------------

Operating and maintenance expense                                 3,293              3,449             9,530             10,300
Lease operating expense                                           6,039              6,879            18,490             21,445
Selling, general and administrative expenses                      9,842              7,508            21,123             23,954
Dry hole cost                                                     1,040                  0             2,317                115
Exploration expenses                                              3,005                670             6,024              2,968
Depreciation, depletion and amortization                         16,433             13,579            44,944             38,076
                                                        ----------------   ----------------  ----------------   ----------------
     Total operating expenses                                    39,652             32,085           102,428             96,858
                                                        ----------------   ----------------  ----------------   ----------------

Earnings from continuing operations,
     before interest and taxes                          $        12,264    $         9,883   $        31,168    $        32,296
                                                        ================   ================  ================   ================

Capital expenditures                                    $        21,294    $        37,094   $        56,530    $        95,619



Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

Three Months Ended September 30, 1999
vs. Three Months Ended September 30, 1998

       Equitable Production's EBIT for the September 1999 quarter was $12.3 million, which was $2.4 million higher than the September 1998 quarter. The segment's positive results were primarily due to increased natural gas and oil production and higher natural gas and oil prices offset by higher total operating expenses.

       Net operating revenues for the three months ended September 30, 1999, increased $9.9 million, or 24%, compared with the third quarter of 1998. Natural gas volumes increased 2.0 billion cubic feet (Bcf), which positively impacted revenues by $4.5 million. The higher gas production volumes are related to production increases in the Gulf of Mexico region from drilling activities at West Cameron 180/198 and South Marsh Island 39. Also, crude oil production increased by 77 thousand barrels (MBbls) in the current quarter compared with the same quarter last year due to the drilling activities at South Marsh Island
39. The increase in oil production contributed $1.4 million to revenues in the 1999 quarter. In addition to the production increases in the current quarter are increases of 17% and 36% in Equitable Production's average prices for natural gas and crude oil, respectively. The total impact of these price increases was $6.4 million additional revenues in the third quarter of 1999, compared to the same quarter in 1998. Included in 1998 are $2.6 million revenues from direct bill settlements, which represent the final installment of a FERC pricing settlement reached in an earlier period.

       Total operating expenses for the three months ended September 30, 1999 increased $7.6 million compared with the same quarter in 1998. Depreciation, depletion and amortization (DD&A) was $2.9 million higher because of increased production ($2.7 million) and a $1.0 million impairment associated with the abandonment of a processing facility, offset in part by a lower depletion rate in the Gulf region in the current year. During the third quarter of 1999, the Gulf region drilled one dry hole at Eugene Island 44, which accounted for the current quarter dry hole costs of $1.0 million. Also, other exploration costs were $2.3 million higher for the September 1999 quarter due primarily to a lease impairment and the impairment of an equity investment in an oil and gas production company. Additionally, selling, general and administrative (SG&A) expenses were $2.3 million higher for the September 1999 quarter. Current quarter SG&A includes $2.6 million related to process improvements, including the Company's decision to close its regional office in Kingsport, Tennessee, consolidate administration in Houston and realign field offices; $2.0 million of charges related to the decertification of Kentucky West Virginia Gas Company; and $0.5 million in increased provisions for performance-related compensation due to the segment's strong performance. These expenses were partially offset by a $1.6 million savings in SG&A as a result of restructuring activities in the fourth quarter of 1998. In addition, production costs decreased $0.8 million due to operating efficiencies and decreased well-tending staff.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE PRODUCTION (Continued)

Nine Months Ended September 30, 1999
vs. Nine Months Ended September 30, 1998

       For the nine months ended September 30, 1999, net operating revenues increased to $133.6 million from $129.2 million for the comparable period last year. Natural gas production increased 6.5 Bcf, or 16%, in the nine-month period. This production increase contributed $13.3 million to current year revenues. The increased production volume is related to the drilling activities in the Gulf region discussed above under third quarter results and additional Gulf wells at West Cameron 540, which commenced production in mid-1998. Partially offsetting the increase in production is a 4% decline in Equitable Production's year-to-date average sales price for natural gas. The total revenue impact of this 1999 price decline was $4.3 million. The 1998 revenues include $2.6 million of direct bill settlements described above.

       Total operating expenses for the nine-month period of 1999 increased by $5.6 million compared with the nine-month period 1998. DD&A is higher by $6.8 million due to increased gas production and a third quarter writedown of $1.0 million partially offset by a lower depletion rate in the Gulf region for 1999. Dry hole expense is $2.2 million higher due to the dry holes drilled in the second and third quarters of 1999. Also, other exploration costs were $3.0 million higher in 1999, as described above under third quarter results. Production costs, however, decreased $3.0 million due to current year operating efficiencies and decreased well-tending staff. Also, SG&A expenses declined $2.8 million as a result of management and staff headcount reductions and corporate restructuring activities, which occurred in the fourth quarter of 1998. The savings in SG&A are partially offset by the third quarter 1999 expenses related to the implementation of process improvements in the East region and increased performance compensation accruals.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NORESCO

       NORESCO provides energy and energy related products and services that are designed to reduce its customers' operating costs and improve their productivity. NORESCO's customers include commercial, governmental, institutional and industrial end-users. The majority of NORESCO's revenue and earnings comes from energy saving performance contracting services. NORESCO provides the following integrated energy management services: project development and engineering analysis; construction; management; financing; equipment operation and maintenance; and energy savings metering, monitoring and verification. NORESCO also manages the segment's energy infrastructure division, which develops and operates private power, cogeneration and central plant facilities in the U.S. and selected international markets.


                                                                    Three Months Ending                      Nine Months Ending
                                                                       September 30,                           September 30,
                                                                1999                  1998                1999                1998
                                                           ------------------------------------------------------------------------

                OPERATIONAL DATA (Thousands $)
Construction backlog, end of period                                                              $       78,714    $       100,251
Construction completed                                     $        35,941   $          23,699   $      109,496    $        51,307

                 FINANCIAL DATA (Thousands $)
Total revenue                                              $        44,107   $          32,867   $      123,070    $        73,309
Contract costs                                                      33,685              24,651           95,657             53,212
                                                           ----------------  ------------------  --------------    ----------------
     Gross profit margin                                            10,422               8,216           27,413             20,097
                                                           ----------------  ------------------  ---------------   ----------------

Equity earnings of non-consolidated subsidiaries                    (1,056)               (917)          (2,306)            (1,877)
Selling, general and administrative expenses                         4,761               4,700           13,818             13,683
Amortization of goodwill                                               937                 957            2,810              2,862
Depreciation and depletion                                             896                 156            1,272                411
                                                           ----------------  ------------------  ---------------   ----------------
     Total expenses (net of equity earnings)                         5,538               4,896           15,594             15,079
                                                           ----------------  ------------------  ---------------   ----------------

Earnings from continuing operations,
     before interest and taxes                             $         4,884   $           3,320   $       11,819    $         5,018
                                                           ================  ==================  ===============   ================

Capital expenditures                                       $          (662)  $             318   $          184    $           876


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

NORESCO (Continued)

Three Months Ended September 30, 1999
vs. Three Months Ended September 30, 1998

        NORESCO's gross profit margin increased by 27% to $10.4 million for the quarter ended September 30, 1999, compared to $8.2 million for the same period in 1998. The increase in gross profit margin reflects the continued expansion of this segment's operations and the implementation of larger value contracts. Construction completed during the third quarter of $35.9 million was $12.2 million greater than the third quarter of 1998, an increase of 52%. The gross margin rate as a percent of sales declined to 23.6% compared to 25.0% during 1998, primarily due to the increase in revenues from the federal government market, which contributes lower gross margins than the company's other core markets. At September 30, 1999, construction backlog totaled approximately $79 million, a decrease of $22 million from backlog at September 30, 1998, due primarily to the build-out of several large energy infrastructure projects which were in backlog in 1998.

       Total expenses for this segment remained relatively unchanged, as increased marketing and development expenses were offset by lower direct labor costs and a reduction in allocated corporate overhead expense. Equity earnings of non-consolidated subsidiaries come primarily from power generation assets.

Nine Months Ended September 30, 1999
vs. Nine Months Ended September 30, 1998

       NORESCO's gross profit margin increased by 36% to $27.4 million for the nine months ended September 30, 1999, compared to $20.1 million for the same period in 1998. The increase in gross profit margin reflects the continued expansion of this segment's operations and the implementation of larger value contracts. Construction completed during the nine months of $109.5 million was up 113% from the $51.3 million completed during the same period in 1998. The gross margin rate as a percent of sales declined to 22.3% compared to 27.2% during 1998, primarily due to the increase in revenues from the federal government market, which contributes lower gross margins than the company's other core markets. Other factors contributing to the decline in average gross margin rates are increased competition in the energy services industry and an increase in revenues from the sale of natural gas and electricity included in the segment's integrated energy management services.

       Total expenses for this segment remained relatively unchanged for the nine-month period, as increased marketing and project development expenses were offset by lower administrative expenses and a reduction in allocated corporate overhead expense. The increase in equity earnings of non-consolidated subsidiaries of $0.4 million for the nine-month period results from the contributions of assets which were fully operational in 1999, but which were either partially operating or in construction during the same period in 1998.

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


                                                                  Three Months Ending                  Nine Months Ending
                                                                     September 30,                        September 30,
                                                               1999               1998             1999                  1998
                                                         --------------------------------------------------------------------------

                        OPERATIONAL DATA
Sales volume (MMbtu):
     Large industrial                                              5,181             7,058            19,499            21,085
     On-system residential                                            19               180             2,830               344
     Off-system residential                                           61                 -               587                 -
     Other commercial & industrial                                 2,087             3,541             7,244            11,423
     Utilities/trading companies                                  19,928            15,651           109,530            63,027
                                                         ----------------  ----------------  ----------------   ---------------
          Total sales (MMbtu)                                     27,276            26,430           139,690            95,879
                                                         ================  ================  ================   ===============

Total weighted average sales price ($/MMbtu)             $          2.88   $          2.18   $          2.52    4         2.39

                  FINANCIAL DATA (Thousands $)
Total revenue                                            $        78,556   $        57,519   $       352,175    $      229,077
Purchased gas cost                                                77,593            56,926           345,860           226,096
                                                         ----------------  ----------------  ----------------   ---------------
     Net operating revenue                                           963               593             6,315             2,981

Selling, general and administrative expenses                       1,324             2,782             4,338             8,210
Depreciation, depletion and amortization                              47               127               145               402
                                                         ----------------  ----------------  ----------------   ---------------
     Total operating expenses                                      1,371             2,909             4,483             8,612
                                                         ----------------  ----------------  ----------------   ---------------
Earnings (loss) from continuing operations,
     before interest and taxes                           $          (408)  $        (2,316)  $         1,832    $       (5,631)
                                                         ================  ================  ================   ===============

Capital expenditures                                     $            60   $             4   $            92    $           42



Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EQUITABLE ENERGY (Continued)

Three Months Ended September 30, 1999
vs. Three Months Ended September 30, 1998

       Net  operating  revenues  increased  to $1 million for the quarter  ended
September  30,  1999,  compared  to $.6  million  for the same  period  in 1998.
Increased Company production volumes sold to utility/marketing companies contributed to higher margins for gas sales.

       Total operating expenses for the quarter were 53% lower than those of the third quarter of 1998, reflecting more cost control plus a significant staff reduction and office closing completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

Nine Months Ended September 30, 1999
vs. Nine Months Ended September 30, 1998

       Net operating revenues increased to $6.3 million for the nine-month period ended September 30, 1999, compared to $3 million for the same period in 1998. During the first nine months, Equitable Energy marketed 136 billion cubic feet (Bcf) of natural gas compared to 93 Bcf for the same period last year. The increased volume is a result of the addition of residential customer choice programs in Pennsylvania and Ohio (3 Bcf) and increased utility/marketing company volumes transported during the 1999 winter heating season (45 Bcf). Effective July 1, 1999, Equitable Energy gave its residential customers in the Pennsylvania choice program the option to transfer back to Equitable Gas Company at lower gas prices. All but approximately 3,100 have taken this option. The utility/marketing company business represents high volume, comparatively low margin transactions, which complement the higher margin, lower volume base commercial and residential sales. Many of these utility/marketing company contracts expired at the end of March 1999 and were not renewed.

       Total operating expenses for the nine-month period ended September 30, 1999, were 48% below those of the same period of 1998, again reflecting cost control, a significant staff reduction and office closing completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

       Liquidity

       Cash required for operations is impacted primarily by the seasonal nature of Equitable Resources' natural gas distribution operations and the volatility of oil and gas commodity prices. Equitable Resources' primary source of commodity price exposure comes from the production and sale of natural gas. However, the Company does have crude oil and natural gas liquid production as well.

       The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of falling commodity prices. Since it is primarily a natural gas company, this leads to different approaches to hedging natural gas than for crude oil and natural gas liquids.

       With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the year 2000. Its preference is to use derivative instruments which create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration. In addition to this current strategy, part of the Company's portfolio of natural gas hedges is a swap entered into in 1995 as part of a financing transaction. This swap, covering about 15% of natural gas production at a NYMEX price of $1.82/Mcf, expires near the end of the year 2000.

       Crude oil and natural gas liquids prices are currently at relatively high levels compared to historical averages. As a result, the Company has used swaps and other derivative instruments to lock in current prices for the majority of expected production of crude oil and of natural gas liquids for the remainder of 1999. Management is in the process of executing the same strategy for the year 2000.

         During the nine months ended September 30, 1999, cash provided by operating activities increased to $141.8 million, compared to $103.0 million from continuing operations for the first nine months of 1998. The $38.8 million increase is primarily a result of increased sales volumes in the Production and NORESCO segments and lower cash operating expenses throughout the Company. In addition, in 1999 the Utility segment has collected $15 million from its customers for gas costs deferred in prior periods.

       During the three months and nine months ended September 30, 1999, the Company repurchased 0.3 million and 2.6 million shares of common stock at average prices of $36.94 and $28.17, respectively, per share. Including shares repurchased in the fourth quarter of 1998, the Company has repurchased 4.2 million shares. In October 1999, the Company's Board of Directors increased from
5.6 million to 6.7 million the total shares authorized for repurchase.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

       Liquidity (Continued)

       Equitable Resources' financial objectives require ongoing capital expenditures for growth projects in continuing operations of the Equitable Production segment, as well as replacements, improvements and additions to plant assets in the Equitable Utilities segment. Such capital expenditures during the first nine months of 1999 were approximately $72.3 million, including $33.7 million and $19.0 million for exploration and production projects in the Gulf of Mexico and Appalachian regions, respectively. A total of $119 million has been authorized for the 1999 capital expenditure program. The Company expects to continue to finance its 1999 capital expenditure program with cash generated from operations and with short-term loans.

       The energy infrastructure business of the Company's Noresco segment requires capital expenditures for capital projects accounted for as investments in nonconsolidated subsidiaries. Such projects used $21 million dollars in the nine months ended September 30, 1999.

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

       Capital Resources

       Equitable Resources has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 4.68% during the first nine months of 1999. Equitable Resources maintains a revolving credit agreement with a group of banks providing $500 million of available credit. Adequate credit is expected to continue to be available in the future.

       In the fourth quarter of 1998, the Company completed the sale of its midstream operations for $338 million. Portions of the proceeds to the Company were used to retire a portion of the Company's outstanding long- and short-term debt and to fund the repurchase of common stock. In the quarter ended September 30, 1999 $75 million was used to retire additional long-term debt that matured on July 1, 1999.

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

       To date, the Company has completed the inventory and assessment phases covering all process controls (embedded chips), facilities and systems applications. The remediation and testing of process controls, using both internal resources and contracted engineers, is well underway (99% complete) and on schedule. The testing and remediation of systems applications are on schedule with approximately 98% of the critical applications remediated and tested. Equitable anticipates that all critical systems will be Y2K compliant by December 15, 1999.

       Additionally, the Company has developed a formal communications process with external parties with whom it does business to determine the extent to which they have addressed their Year 2000 compliance. The Company will continue to evaluate responses as they are received. Actions to remediate potential problems (up to and including shifting business to Year 2000 compliant vendors from those with problems) will take place until the end of 1999.

       Costs

       The total cost to date of the Company's Year 2000 project is $3.5 million and the total cost estimate for the balance of the project is an additional $0.5 million. All of the costs have been or will be charged to operating expense except $0.6 million of systems upgrades, which have been capitalized and charged to expense over the estimated useful life of the associated hardware and software. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). The estimated costs to convert remaining systems are not expected to be material to results of operations in any future period.

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

                           PART II. OTHER INFORMATION


Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   10.1 Employment Agreement dated July 9, 1999 by and between Equitable Resources, Inc. and John C. Gongas, Jr.

                   10.2 Non-Competition Agreement dated July 9, 1999 by and between Equitable Resources, Inc. and John C. Gongas, Jr.

                   10.3 Release Agreement dated August 19, 1999 by and between Equitable Resources, Inc. and Richard D. Spencer.

                   10.4 Equitable Resources, Inc. Directors' Deferred Compensation Plan.

             (b)  Reports on Form 8-K during the  quarter  ended  September  30,
                  1999:

                   None.

                                    Signature





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           EQUITABLE RESOURCES, INC.
                                 ______________________________________________
                                                 (Registrant)





                                            /s/ David L. Porges
                                 ______________________________________________
                                               David L. Porges
                                            Senior Vice President
                                          and Chief Financial Officer



Date:  November 12, 1999

                                INDEX TO EXHIBITS



Exhibit No.              Document Description

   10.1      Employment Agreement dated July 9,                 Filed Herewith
             1999 by and between Equitable
             Resources, Inc. and John C. Gongas, Jr.

   10.2      Non-Competition Agreement dated July 9,            Filed Herewith
             1999 by and between Equitable Resources, Inc. and John C. Gongas, Jr.

   10.3      Release Agreement dated August 19, 1999            Filed Herewith
             by and between Equitable Resources, Inc.
             and Richard D. Spencer.

   10.4      Equitable Resources, Inc. Directors' Deferred      Filed Herewith
             Compensation Plan.

   27        Financial Data Schedule for the Period             Filed Herewith
             Ended September 30, 1999