Form 10-Q
period 2000-03-31
EQUITABLE RESOURCES INC /PA/
filed 2000-05-12
CIK 33213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
         Class                                                 April 30, 2000
         -----                                                 --------------

Common stock, no par value                                    32,871,000 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.   FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three
               Months Ended March 31, 2000 and 1999                                                     1

               Statements of Condensed Consolidated Cash Flows
               for the Three Months Ended March 31, 2000 and 1999                                       2

               Condensed Consolidated Balance Sheets, March 31, 2000,
               and December 31, 1999                                                                  3 - 4

               Notes to Condensed Consolidated Financial Statements                                   5 - 7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         8 - 21

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              21

PART II.  OTHER INFORMATION:

    Item 6.    Exhibits and Reports on Form 8-K                                                        22

SIGNATURE                                                                                              23

INDEX TO EXHIBITS                                                                                      24

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)



                                                                   Three Months Ended
                                                                        March 31,
                                                             2000                      1999
                                                          ------------------------------------
                                                          (Thousands except per share amounts)
Operating revenues                                         $379,099                  $417,534
Cost of sales                                               214,756                   291,106
                                                           --------                  --------
    Net operating revenues                                  164,343                   126,428
                                                           --------                  --------

OPERATING EXPENSES:
    Operation and maintenance                                21,814                    21,874
    Exploration                                               1,011                       502
    Production                                                9,468                     6,074
    Selling, general and administrative                      26,518                    20,579
    Depreciation, depletion and amortization                 29,784                    21,175
                                                           --------                  --------
       Total operating expenses                              88,595                    70,204
                                                           --------                  --------

Operating income                                             75,748                    56,224
Equity in nonconsolidated subsidiaries                        1,434                       673
                                                           --------                  --------

EARNINGS BEFORE INTEREST AND TAXES                           77,182                    56,897

Interest charges                                             15,795                     9,263
                                                           --------                  --------

Income before income taxes                                   61,387                    47,634
Income taxes                                                 22,284                    17,895
                                                           --------                  --------

NET INCOME                                                 $ 39,103                  $ 29,739
                                                           ========                  ========

EARNINGS PER SHARE OF COMMON STOCK:
    Basic:
       Weighted average common shares outstanding            32,660                    35,258
          Net income                                       $   1.20                  $    .84
                                                           ========                  ========
    Diluted:
       Weighted average common shares outstanding            33,110                    35,317
          Net income                                       $   1.18                  $    .84
                                                           ========                  ========





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                       2000                1999
                                                                    -----------------------------
                                                                             (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                           $  39,103           $ 29,739
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Exploration expense                                             1,011                502
        Depreciation, depletion, and amortization                      29,784             21,175
        Deferred income benefits                                       (1,097)               (33)

    Changes in other assets and liabilities                             6,360            (16,408)
                                                                    ---------           --------
           Total adjustments                                           36,058              5,236

               Net cash provided by operating activities               75,161             34,975
                                                                    ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (45,529)           (21,489)
    Acquisition of Statoil production assets                         (672,022)                --
    Increase in investment in nonconsolidated subsidiaries             (3,385)           (15,540)
                                                                    ---------           --------

           Net cash used in investing activities                     (720,936)           (37,029)
                                                                    ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale (purchase) of treasury stock                                   3,960            (44,603)
    Dividends paid                                                     (9,673)           (10,544)
    Increase in short-term loans                                      636,160             57,996
                                                                    ---------           --------

           Net cash provided by financing activities                  630,447              2,849
                                                                    ---------           --------

Net increase (decrease) in cash and cash equivalents                  (15,328)               795
Cash and cash equivalents at beginning of period                       18,031              8,973
                                                                    ---------           --------
Cash and cash equivalents at end of period                          $   2,703           $  9,768
                                                                    =========           ========

CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)                            $  20,855           $ 11,682
                                                                    =========           ========
    Income taxes                                                    $   4,304           $   (716)
                                                                    =========           ========





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                   ASSETS                 March 31,         December 31,
                                                            2000               1999
                                                         --------------------------------
                                                                  (Thousands)
CURRENT ASSETS:
    Cash and cash equivalents                            $    2,703          $   18,031
    Accounts receivable                                     206,069             148,103
    Unbilled revenues                                        42,599              46,686
    Inventory                                                23,211              40,859
    Deferred purchased gas cost                              24,721              29,075
    Prepaid expenses and other                               41,000              44,084
                                                         ----------          ----------

       Total current assets                                 340,303             326,838
                                                         ----------          ----------

INVESTMENT IN NONCONSOLIDATED SUBSIDIARIES                   44,258              40,873

PROPERTY, PLANT AND EQUIPMENT                             2,782,689           2,052,528

    Less accumulated depreciation and depletion             866,121             831,097
                                                         ----------          ----------

       Net property, plant and equipment                  1,916,568           1,221,431
                                                         ----------          ----------

OTHER ASSETS                                                202,671             200,432
                                                         ----------          ----------

       Total                                             $2,503,800          $1,789,574
                                                         ==========          ==========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                   LIABILITIES AND STOCKHOLDERS' EQUITY                                   March 31,          December 31,
                                                                                            2000                 1999
                                                                                         --------------------------------
                                                                                                   (Thousands)
CURRENT LIABILITIES:
    Short-term loans                                                                     $  843,646           $  207,486
    Accounts payable                                                                         91,765               81,444
    Other current liabilities                                                               173,067              140,600
                                                                                         ----------           ----------

        Total current liabilities                                                         1,108,478              429,530
                                                                                         ----------           ----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                                        281,350              281,350
    Nonrecourse project financing                                                            17,000               17,000
                                                                                         ----------           ----------
        Total long-term debt                                                                298,350              298,350

Deferred and other credits                                                                  296,063              293,884

Commitments and contingencies                                                                    --                   --

Preferred trust securities                                                                  125,000              125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 80,000 shares; shares issued
         March 31, 2000 and December 31, 1999, 37,252
                                                                                            280,325              280,617
      Treasury stock, shares at cost March 31, 2000, 4,390;
         December 31, 1999, 4,522                                                          (129,953)            (133,913)
      Retained earnings                                                                     525,503              496,072
      Accumulated other comprehensive income                                                     34                   34
                                                                                         ----------           ----------

      Total common stockholders' equity                                                     675,909              642,810
                                                                                         ----------           ----------

      Total                                                                              $2,503,800           $1,789,574
                                                                                         ==========           ==========









              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

       The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Equitable Resources' annual report on Form 10-K for the year ended December 31, 1999.

B. Business Combinations - On February 15, 2000, Equitable Resources, Inc. (Equitable or the Company), through its subsidiary, ERI Investments, Inc., acquired the Appalachian oil and gas properties of Statoil Energy, Inc. for $630 million plus working capital adjustments. The Company acquired all of the issued and outstanding shares and interests of Eastern States Oil & Gas, Inc. and Eastern States Exploration Co. (collectively "Statoil"), subsidiaries of Statoil Energy, Inc. The acquisition has been initially funded through commercial paper, to be replaced by a combination of financings and cash from asset sales. This transaction has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities assumed has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of Statoil from the date of acquisition.

       The following summarized unaudited pro forma financial information assumes that the Statoil acquisition occurred on January 1, 1999. Adjustments have been made for DD&A and certain other adjustments together with related income tax effects.

                                                                        Three Months Ended
                                                                             March 31,
                                                                    2000                  1999
                                                              -------------------------------------
                                                              (Thousands, except per share amounts)

                                 Revenue                          $396,371              $451,926
                                                                  ========              ========

                                 Net income                       $ 40,126              $ 33,976
                                                                  ========              ========

                                 Earnings per share:

                                     Basic                        $   1.23              $    .96
                                                                  ========              ========

                                     Diluted                      $   1.21              $    .96
                                                                  ========              ========

       This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on January 1, 1999, or of the Company's actual or future results of operations of the combined companies.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the operations of the Company's state-regulated local distribution company, natural gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines, and supply and transportation services for the natural gas market. The Equitable Production segment's activities are comprised of the exploration, development, production, gathering and sale of natural gas and oil, and the extraction and sale of natural gas liquids. The NORESCO segment's activities are comprised of cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. During 1999, the structure of the Company's internal organization changed, causing the composition of the reportable segments to change. Segment information for prior periods has been restated to conform to this change.

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

                                                         Three Months Ended
                                                             March 31,
                                                       2000              1999
                                                     --------------------------
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                              $277,711          $340,332
    Equitable Production                               70,788            39,225
    NORESCO                                            30,600            37,977
                                                     --------          --------
        Total                                        $379,099          $417,534
                                                     ========          ========

INTERSEGMENT REVENUES:
    Equitable Utilities                              $ 30,671          $ 18,392
    Equitable Production                                7,375             3,036
                                                     --------          --------
      Total                                          $ 38,046          $ 21,428
                                                     ========          ========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                              $ 47,160          $ 45,255
    Equitable Production                               31,461             8,482
    NORESCO                                               296             3,349
                                                     --------          --------
        Total operating segments                     $ 78,917          $ 57,086
                                                     ========          ========

LESS:  RECONCILING ITEMS
    Headquarters operating expenses                  $  1,735          $    189
    Interest expense                                   15,795             9,263
    Income tax expenses                                22,284            17,895
                                                     --------          --------
        Net income                                   $ 39,103          $ 29,739
                                                     ========          ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.     Segment Disclosure (Continued)

                                                                     March 31,         December 31,
                                                                       2000                1999
                                                                    -------------------------------
                                                                             (Thousands)
SEGMENT ASSETS:
    Equitable Utilities                                             $  959,532          $  914,630
    Equitable Production                                             1,398,868             670,828
    NORESCO                                                            133,250             145,925
                                                                    ----------          ----------

        Total operating segments                                     2,491,650           1,731,383

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable              12,150              58,191
                                                                    ----------          ----------

        Total                                                       $2,503,800          $1,789,574
                                                                    ==========          ==========



D. Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet determined when it will adopt the provisions of this statement, which may be implemented at the beginning of any fiscal quarter. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

       In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement delays the required implementation for the Company until 2001.

       The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

E. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2000 presentation.

F. Subsequent Event - On April 10, 2000, Equitable combined its Gulf of Mexico assets with Westport Oil and Gas Company for approximately $50 million in cash and a significant minority interest in the combined company.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

         Equitable's consolidated net income for the quarter ended March 31, 2000, was $39.1 million, or $1.18 per diluted share, compared with net income of $29.7 million, or $.84 per share, for the quarter ended March 31, 1999. This represents a 40% increase in earnings per share versus the same period one year ago.

         The earnings improvement for the March 2000 quarter is primarily attributable to improved natural gas and crude oil prices, continuing benefit from cost structure improvements, increased natural gas and crude oil production related to the Statoil acquisition, and increased industrial distribution throughput resulting from the Carnegie acquisition. These earnings increases were partially offset by weather that was 15% warmer than the historical average, higher accruals relating to provisions for incentive compensation, and costs related to a strategic refocusing of the NORESCO unit.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

         Equitable Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation, and the unregulated marketing of natural gas.

         On December 15, 1999, the Company acquired the distribution, transmission and production operations of Carnegie Natural Gas. The Carnegie Natural Gas acquisition is complementary to Equitable's plans to grow its core business and increase utilization and operational efficiencies of its local distribution and interstate pipeline operations. The acquisition of Carnegie added approximately 8,000 new distribution customers, 670 miles of transmission and gathering pipeline and approximately 3.6 billion cubic feet (Bcf) of throughput for the three months ended March 31, 2000. This acquisition is not considered material; therefore, pro forma disclosures have not been provided.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


                                                           Three Months Ended
                                                                March 31,
                                                         2000               1999
                                                       ---------------------------
                  FINANCIAL RESULTS (THOUSANDS)

Utility revenues                                       $135,366           $141,029
Marketing revenues                                      173,016            217,695
                                                       --------           --------
    Total operating revenues                            308,382            358,724

Purchased gas costs and revenue related taxes           223,180            278,105
                                                       --------           --------
    Net operating revenues                               85,202             80,619

Operating and maintenance expense                        18,657             18,769
Selling, general and administrative expense              11,709             10,443
Depreciation, depletion and amortization                  7,676              6,152
                                                       --------           --------
    Total expenses                                       38,042             35,364
                                                       --------           --------

Earnings before interest and taxes                     $ 47,160           $ 45,255
                                                       ========           ========

Capital expenditures                                   $  5,390           $  5,383

                          VALUE DRIVERS

Operating expenses/net revenues (%)                       44.65%             43.87%

Earnings before interest and taxes
    Distribution                                       $ 34,433           $ 34,721
    Pipeline                                           $  9,017           $  8,295
    Marketing                                          $  3,710           $  2,239

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         Earnings before interest and taxes increased 4% to $47.2 million for the current period compared to $45.3 million for the same period in 1999. The increase is due to higher net operating revenues resulting from the acquisition of Carnegie Natural Gas and increased margins from energy marketing activities. Operating results improved despite warmer than normal weather (normal is based on the 30-year average determined by the National Oceanic and Atmospheric Administration).


DISTRIBUTION OPERATIONS

                                                              Three Months Ended
                                                                   March 31,
                                                             2000            1999
                                                           ------------------------
                      FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                     $60,403          $60,161

Operating costs                                             21,544           21,197
Depreciation and amortization                                4,426            4,243
                                                           -------          -------

Earnings before interest and taxes                         $34,433          $34,721
                                                           =======          =======

                          OPERATING INFORMATION

Degree days (normal = 3,016)                                 2,572            2,914
O & M per customer                                         $ 74.65          $ 75.93

Volumes (MMcf)
   Residential                                              11,733           12,466
   Commercial industrial                                    11,541            8,746
                                                           -------          -------
    Total gas sales and transportation                      23,274           21,212
                                                           =======          =======

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         Weather in the distribution service territory during the current period was 15% warmer than normal and 12% warmer than last year. However, total system throughput actually increased 2.1 Bcf, versus the same period last year, primarily as a result of the acquisition of Carnegie Natural Gas.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

         Net operating revenues increased $0.2 million from the same period last year. This increase is primarily due to the increased throughput mentioned above, and increased natural gas transportation margins, offset in part by the warmer than normal weather.

         Total operating expenses for the current period increased $0.5 million from the same period in 1999. The increase is due principally to the acquisition of Carnegie Natural Gas and increased provision for performance related bonuses. These increases were partially offset by the benefit of continued Utility process improvement initiatives.


PIPELINE OPERATIONS

                                                               Three Months Ended
                                                                   March 31,
                                                              2000            1999
                                                            ------------------------
                                                             (Thousands of Dollars)
                  FINANCIAL RESULTS (THOUSANDS)

 Net operating revenues                                     $19,274          $16,457

 Operating costs                                              7,053            6,302
 Depreciation and amortization                                3,204            1,860
                                                            -------          -------

 Earnings before interest and taxes                         $ 9,017          $ 8,295
                                                            =======          =======

                      OPERATING INFORMATION

 Transportation throughput (MMbtu)                           23,233           20,444

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         Net operating revenues increased $2.8 million, or 17%, over the 1999 quarter. Pipeline revenues for 2000 include $1.6 million related to the recovery of stranded costs in rates. Net operating revenues of $17.7 million for the current period, excluding the impact of the rate settlement, increased $1.2 million over 1999. This increase was due primarily to the acquisition of Carnegie Interstate Pipeline and improved margins on gathering throughput.

         Total operating expenses were $10.3 million for the 2000 quarter compared with operating expenses of $8.1 million for the 1999 quarter, an increase of 26%. The operating expenses include $1.3 million of amortization expense related to the recovery of stranded costs in rates. Operating expenses of $9.0 million, excluding the impact of the rate settlement, increased $0.9 million, versus the same period last year, due primarily to the acquisition of Carnegie Interstate pipeline and an increased provision for performance- related bonuses.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

         Earnings before interest and taxes for the current period increased $.7 million, or 9%, from 1999. This increase is due primarily to increased revenues from the acquisition of Carnegie Interstate Pipeline operations and pipeline gathering.


ENERGY MARKETING

                                                          Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                       ------------------------
               FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                 $ 5,525          $ 4,001

Operating costs                                          1,769            1,713
Depreciation and amortization                               46               49
                                                       -------          -------

Earnings before interest and taxes                     $ 3,710          $ 2,239
                                                       =======          =======


Marketed gas sales (MMBtu)                              60,469           92,761

Net operating revenues/MMBtu                           $0.0914          $0.0431


THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         The $1.5 million increase in net operating revenues is attributable to higher unit margins. The sale of gas in storage allowed the Company to benefit from the increasing natural gas prices. The decrease in throughput is a result of the expiration of low margin contracts during the first quarter of 1999 related to the discontinued supply and trading group.

         Total operating expenses of $1.8 million for the 2000 quarter were substantially unchanged from 1999.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION

         Production operations comprise the production and sale of natural gas, natural gas liquids and crude oil through Equitable Production Company (Equitable Production). In 1999, the exploration and production operations conducted by Equitrans were transferred to Equitable Production-East from Equitable Utilities. The financial results of both segments have been restated to reflect the new structure for all periods presented.


                                                          Three Months Ended
                                                              March 31,
                                                        2000              1999
                                                      --------------------------
                 FINANCIAL RESULTS (THOUSANDS)

Operating revenues                                    $ 78,163          $ 42,261
Cost of energy purchased                                 5,818             4,927
                                                      --------          --------
       Net operating revenues                           72,345            37,334

Operating expenses:
    Operation and maintenance                            3,158             3,104
    Lease operating expense                              9,468             6,074
    Dry hole                                                 3                30
    Other exploration                                    1,008               472
    Selling, general and administrative                  6,489             5,276
    Depreciation, depletion and amortization            20,758            13,896
                                                      --------          --------
       Total operating expenses                         40,884            28,852
                                                      --------          --------

Earnings before interest and taxes                    $ 31,461          $  8,482
                                                      ========          ========

Capital expenditures                                  $711,171          $ 19,605

                         VALUE DRIVERS

Natural gas sales (MMcf)                                21,984            15,883
Crude oil sales (MBbls)                                    204               167
Natural gas liquids sales (MGals)                       10,196            18,774
Produced natural gas and oil (MMcfe)                    24,428            17,294

Average selling prices:
    Natural gas (per Mcf)                             $   2.48          $   1.75
    Crude oil (per barrel)                            $  16.82          $  10.19
    Natural gas liquids (per gallon)                  $   0.44          $   0.21

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         Equitable Production had earnings before interest and taxes for the March 2000 quarter of $31.5 million compared to $8.5 million for the 1999 quarter. The segment's positive results were primarily due to increased natural gas and crude oil production related to the Statoil acquisition completed February 15, 2000, as described in Note B. The positive results also reflect higher commodity prices during the quarter. These results were partially offset by a per Mcfe increase in lease operating expense (LOE) and depletion primarily due to the Statoil acquisition. The 1999 first quarter earnings before interest and taxes of $8.5 million has been restated to reflect the previously announced transfer of Equitrans production from the Utility segment.

         Net operating revenues for the first quarter 2000 increased 94% to $72.3 million compared to $37.3 million in 1999. The increase was primarily due to increased sales volumes related to the Statoil acquisition and higher effective commodity prices. The Statoil acquisition added 5.6 billion cubic feet equivalent (Bcfe) of production in the current quarter and accounted for $18.6 million , or 53%, of the increase in net operating revenues. Equitable Production's average selling prices for natural gas, crude oil and natural gas liquids increased 42%, 65% and 110%, respectively, over first quarter 1999's average selling prices. The increase in average prices resulted in a $17.6 million increase in net operating revenues from prior year. These increases were slightly offset by a $3.7 million decrease in natural gas liquids volumes due to downtime associated with the new processing facility in the Appalachian operations.

         Operating expenses for the first quarter of 2000 totaled $40.9 million, an increase of $12.0 million from the same period in 1999. The 2000 operating expenses include approximately $8.7 million associated with the Statoil acquisition. Excluding the results from the acquisition, current quarter depreciation, depletion and amortization (DD&A) increased $2.3 million due to higher production, an increase in the depletion rate and a $1.5 million writedown of certain processing plant assets. On a per unit basis, SG&A has decreased 10% to $0.28 per thousand cubic feet equivalent (Mcfe) compared to $0.31 per Mcfe in 1999 as a result of ongoing process improvements. This decrease was offset by an increase in LOE per Mcfe of 14% to $0.41 compared to $0.36 per Mcfe in 1999. The increase in unit LOE reflects increased severance taxes due to higher sales prices and certain one-time costs incurred related to the Statoil acquisition.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


PRODUCTION - EAST OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                      2000             1999
                                                    ------------------------
                FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                              $55,390          $26,282

Operating costs                                      16,487           11,620
Depreciation, depletion and amortization             13,868            7,178
                                                    -------          -------

Earnings before interest and taxes                  $25,035          $ 7,484
                                                    =======          =======

                        VALUE DRIVERS

Natural gas sales (MMcf)                             16,450           10,301
Crude oil sales (MBbls)                                 129              110
Natural gas liquids sales (MGals)                     8,683           16,418

Average selling prices:
    Natural gas (per Mcf)                           $  2.48          $  1.80
    Crude oil (per barrel)                          $ 18.03          $  9.78
    Natural gas liquids (per gallon)                $  0.43          $  0.22

LOE/Mcfe sales                                      $ 0.465          $ 0.406
G&A/Mcfe sales                                      $ 0.281          $ 0.343
Depletion/Mcfe produced                             $ 0.555          $ 0.446

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         Equitable Production - East's earnings before interest and taxes for the three months ended March 31, 2000 was $25.0 million compared to $7.5 million for same period in 1999. The segment's results were favorably affected by higher market prices for natural gas, crude oil and natural gas liquids and the Statoil acquisition discussed in the consolidated Equitable Production results.

         Net operating revenues for the three months ended March 31, 2000 increased $29.1 million compared to the first quarter of 1999. Of this 111% increase, approximately $18.6 million, or 64%, of the increase is associated with the Statoil acquisition. The remaining increase is due primarily to increases of 38%, 84% and 96% in the East operations' average prices for natural gas, crude oil and natural gas liquids, respectively. These increases were slightly offset by a $3.7 million decrease in natural gas liquids volumes due to downtime associated with the new processing facility in the Appalachian operations.

         Total operating costs for the current quarter increased $11.6 million compared to the same period in 1999. The increase in operating costs in the current quarter is associated primarily with the Statoil acquisition. In addition, current quarter operating costs include a $1.5 million writedown of certain processing plant assets. On a per unit basis, LOE per Mcfe increased $.06 for the current quarter from $.41 per Mcfe for the same period in 1999 due to higher severance taxes resulting from higher average sales prices and certain one-time costs incurred related to the Statoil acquisition. The East operations' depletion rate increased $0.11 per Mcfe to $0.56 per Mcfe due to a higher depletable basis resulting from the Statoil acquisition. SG&A per Mcfe decreased $.06 to $.28 per Mcfe due to ongoing process improvements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


PRODUCTION - GULF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                     2000             1999
                                                    ------------------------
               FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                              $16,955          $11,052

Operating costs                                       3,639            3,336
Depreciation, depletion and amortization              6,890            6,718
                                                    -------          -------

Earnings before interest and taxes                  $ 6,426          $   998
                                                    =======          =======

                      VALUE DRIVERS

Natural gas sales (MMcf)                              5,535            5,583
Crude oil sales (MBbls)                                  75               57
Natural gas liquids sales (MGals)                     1,513            2,356

Average selling prices:
    Natural gas (per Mcf)                           $  2.51          $  1.66
    Crude oil (per barrel)                          $ 14.74          $ 10.98
    Natural gas liquids (per gallon)                $  0.49          $  0.15

LOE/Mcfe sales                                      $ 0.243          $ 0.275
G&A/Mcfe sales                                      $ 0.275          $ 0.256
Depletion/Mcfe produced                             $ 1.128          $ 1.112

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         The Gulf operations had earnings before interest and taxes of $6.4 million for first quarter 2000 compared with $1.0 million for the same quarter last year. This $5.4 million increase was primarily due to higher commodity prices.

         Net operating revenues were up 53%, or $5.9 million, for the March 2000 quarter compared with the same period last year. Increases in the Gulf operations' average selling prices of 51%, 34% and 227% for natural gas, oil and natural gas liquids, respectively, accounted for the rise in net operating revenues. Lower liquids volumes and a reduction in other revenues offset the favorable impact of higher natural gas and oil volumes.

         Operating expenses totaled $10.5 million for the current quarter, which is a $.5 million increase over the same period in 1999. The increase is primarily due to seismic data purchased in conjunction with the March 2000 offshore lease sale. The Gulf operations did not participate in the 1999 offshore lease sale. The remaining variance reflects per Mcfe increases in G&A and depletion of $.02 and $.02, respectively, partially offset by a decrease in LOE per Mcfe of $.03.

         On April 10, 2000, Equitable completed the previously announced combination of its Gulf operations with Westport Oil and Gas Company. In the transaction, Equitable received approximately $50 million in cash and a significant minority interest in the combined company. Equitable will account for its interest in Westport on the equity method beginning in the second quarter of 2000. This transaction is not considered a significant disposition of assets, and no pro forma disclosures have been provided.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


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

         During the first quarter of 2000, NORESCO decided to exit the international project development business. The risk profile of that market sector is changing, requiring both skills and scale that are not consistent with NORESCO's and the rest of the corporation's core strengths. This decision does not impact the existing completed projects owned by NORESCO.

                                                                  Three Months Ended
                                                                       March 31,
                                                               2000               1999
                                                              --------------------------
                    OPERATIONAL DATA (THOUSANDS)

Construction backlog, end of period                           $56,176           $109,595
Construction completed                                        $19,991           $ 35,512

                    FINANCIAL RESULTS (THOUSANDS)

Total operating revenues                                      $30,600           $ 37,977
Contract costs                                                 23,804             29,502
                                                              -------           --------
    Net operating revenues                                      6,796              8,475
                                                              -------           --------

Selling, general and administrative expenses                    6,640              4,689
Amortization of goodwill                                          937                937
Depreciation and depletion                                        357                173
                                                              -------           --------
    Total expenses                                              7,934              5,799

Equity earnings of non-consolidated subsidiaries                1,434                673
                                                              -------           --------

Earnings before interest and taxes                            $   296           $  3,349
                                                              =======           ========

Capital expenditures                                          $   341           $    252

                            VALUE DRIVERS

Gross profit margin                                              22.2%              22.3%
SG&A as a % of revenue                                           21.7%              12.3%
Development expenses as a % of revenue                            5.4%               1.7%

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


NORESCO (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2000
VS. THREE MONTHS ENDED MARCH 31, 1999

         The NORESCO segment's earnings before interest and taxes decreased $3.1 million to $.3 million from the same period last year. This decline was caused primarily by a $1.0 million charge in the current quarter related to the decision to exit the international project development business, $0.5 million of income recognized in the prior year quarter for receivables that were sold, and the margin on a $7.4 million, or 19%, decrease in current year revenue, which resulted from reduced construction activity.

         The increase in operating expenses of $2.1 million, or 37%, from $5.8 million incurred during the same period last year, includes the aforementioned $1.0 million charge. The remaining $1.1 million increase is due primarily to an increase in project development costs.

         Construction backlog in the current year decreased to $56.2 million, a $53.4 million decline from the same period in 1999. Included in this decrease is $28 million related to international projects in the 1999 backlog. At March 31, 2000, the backlog attributable to international projects is $0.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY


WORKING CAPITAL

         The results of operations of Equitable is primarily impacted by the seasonal nature of Equitable Utilities' distribution operations and the volatility of oil and gas commodity prices.

         The distribution segment's increase in net accounts receivable of $44 million, the $13 million decrease in customer credit balances and the decrease of $16 million in inventory for the current period is directly attributable to the colder temperatures of the winter season and the increased number of customers acquired with Carnegie Natural Gas. Accounts payable for the marketing segment increased $14 million as a result of increased volumes of gas sales. The production segment recognized a $17.6 million increase in revenues in the first quarter of 2000 due to the higher commodity prices experienced in the current year.

         Working capital increased an additional $42 million as a result of the Statoil acquisition.

HEDGING

         The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices. Since it is primarily a natural gas company, this leads to different approaches to hedging natural gas than for crude oil and natural gas liquids.

         With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the year 2000 and a smaller portion for 2001. Its preference is to use derivative instruments that create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration.

         Crude oil and natural gas liquids prices are currently at relatively high levels compared to historical averages. As a result, the Company has used swaps and other derivative instruments to lock in current prices for the majority of expected production of crude oil and of natural gas liquids for the year 2000 and a smaller portion for 2001.

CAPITAL EXPENDITURES

         The Company expended approximately $46 million in the three months ended March 31, 2000, compared to $21 million spent in the same period one year ago. Expenditures in both years represented growth projects in the Equitable Production segment, and replacements, improvements and additions to plant assets in the Equitable Utility segment. Production accounted for $40 million of the expenditures and Utility approximately $6 million.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

         The NORESCO segment has equity ownership interests in independent power plant (IPP) projects located domestically and in select international countries. Long-term power purchase agreements (PPA's) are signed with the customer whereby they agree to purchase the energy generated by the plant. The length of these contracts range from 5 to 30 years. These projects generally are financed on a project basis with non-recourse financings established at the foreign subsidiary level.

ACQUISITIONS AND DISPOSITIONS

         In February 2000, the Company acquired the Appalachian production assets of Statoil Energy Inc. for $630 million plus working capital. The Company initially funded this acquisition through short-term debt, to be replaced by a combination of financings and cash from asset sales.

         In March 2000, the Company announced the combination of its Production
- Gulf assets with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver. The transaction was completed on April 10, 2000. The Company received $50 million in cash and a significant minority interest in the combined company.

SHORT-TERM BORROWINGS

         Cash required for operations is affected primarily by the seasonal nature of the Company's natural gas distribution operations and the volatility of oil and gas commodity prices. Short-term loans are used to support working capital requirements during the summer months and are repaid as gas is sold during the heating season.

         Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.90% during the three months ended March 31, 2000. The Company maintains a revolving credit agreement with a group of banks providing $500 million of available credit, which expires in 2001. In addition, in January 2000, the Company obtained an additional $500 million, 364 day revolving credit agreement to back the issuance of commercial paper. Effective February 1, 2000, the Company has the authority and credit backing to support a $1 billion commercial paper program. This program is being used to temporarily finance the acquisition of the Appalachian oil and gas properties of Statoil Energy described above, as well as on-going working capital and other short-term financing requirements.

FINANCING

         The Company has adequate borrowing capacity to meet its financing requirements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


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


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Disclosures in this report may include forward-looking statements related to projected Company plans and expected results of operations. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company business include, but are not limited to, the following: weather conditions, the pace of deregulation of retail natural gas and electricity markets, the timing and extent of changes in commodity prices for natural gas and crude oil, changes in interest rates, availability of financing, the timing and extent of the Company's success in acquiring natural gas and crude oil properties and in discovering, developing and producing reserves, delays in obtaining necessary governmental approvals, the impact of competitive factors on profit margins in various markets in which the Company competes, and the successful integration of acquired companies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have not been any material changes regarding quantitative and qualitative disclosures about market risk regarding the volatility of future prices for natural gas, crude oil and propane from the information reported in the Company's 1998 Annual Report on Form 10-K.

         This Company's amount of short-term debt has increased dramatically in 2000 due to the acquisition of Statoil, as described in Note B. As such, there is some limited exposure to future earnings due to changes in interest rates. However, as previously disclosed, the Company plans to reduce short-term debt by alternative financing and sale of assets.

                           PART II. OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   None.

             (b)   Reports on Form 8-K during the quarter ended March 31, 2000:

                   Form 8-K Current report dated January 3, 2000, announcing agreement between the Registrant, Equitable Resources, Inc., and Statoil Energy, Inc., wherein EQT and/or its subsidiaries with acquire from Statoil the stock of Eastern States Oil & Gas Corp. and Eastern States Exploration Co., subsidiaries of Statoil.

                   Form 8-K Current report dated February 9, 2000, announcing the appointments of David L. Porges as the Company's executive vice president and chief financial officer and Carl
                   M. Rizzo as chief information officer effective February 9, 2000.

                   Form 8-K Current report dated February 15, 2000, announcing completion of acquisition of Appalachian oil and gas properties of Statoil Energy, Inc.

                   Form 8-K Current report dated February 16, 2000, announcing earnings for the fourth quarter and year ended December 31, 1999.

                   Form 8-K Current report dated March 10, 2000, announcing combination of the Gulf of Mexico exploration and production unit of the Registrant, Equitable Resources, Inc., with Westport Oil and Gas Company, for cash and a large minority interest in Westport.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      EQUITABLE RESOURCES, INC.
                                                     ---------------------------
                                                            (Registrant)





                                                        /s/ David L. Porges
                                                     ---------------------------
                                                            David L. Porges
                                                        Senior Vice President
                                                     and Chief Financial Officer





Date: May 11, 2000
     -----------------------

                                INDEX TO EXHIBITS



Exhibit No.             Document Description
----------------------------------------------------------------------------------------------------------
   27                   Financial Data Schedule for the Period                              Filed Herewith
                        Ended March 31, 2000