Form 10-Q
period 2000-06-30
EQUITABLE RESOURCES INC /PA/
filed 2000-08-11
CIK 33213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
         Class                                          July 31, 2000
         -----                                          --------------

Common stock, no par value                            32,584,000 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I. FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three and
               Six Months Ended June 30, 2000 and 1999                                                  1

               Statements of Condensed Consolidated Cash Flows
               for the Three and Six Months Ended June 30, 2000 and 1999                                2

               Condensed Consolidated Balance Sheets, June 30, 2000,
               and December 31, 1999                                                                 3 - 4

               Notes to Condensed Consolidated Financial Statements                                  5 - 8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         9 - 23

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              23

PART II. OTHER INFORMATION:

    Item 4.    Submission of Matters to a Vote of Security Holders                                     24

    Item 5.    Other Information                                                                       24

    Item 6.    Exhibits and Reports on Form 8-K                                                        25

SIGNATURE                                                                                              26

INDEX TO EXHIBITS                                                                                      27

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (Thousands except per share amounts)


                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                                2000              1999               2000               1999
                                                              ----------------------------------------------------------------
Operating revenues                                            $338,436           $190,574          $717,535           $608,108
Cost of sales                                                  203,360             82,796           418,116            373,902
                                                              --------           --------          --------           --------
     Net operating revenues                                    135,076            107,778           299,419            234,206
                                                              --------           --------          --------           --------

OPERATING EXPENSES:
     Operation and maintenance                                  20,143             21,695            41,957             43,569
     Exploration                                                 1,929              2,518             2,940              3,020
     Production                                                 11,883              7,988            21,351             14,062
     Selling, general and administrative                        23,515             24,383            50,033             44,962
     Depreciation, depletion and amortization                   26,935             30,825            56,719             52,000
                                                              --------           --------          --------           --------
          Total operating expenses                              84,405             87,409           173,000            157,613
                                                              --------           --------          --------           --------

Operating income                                                50,671             20,369           126,419             76,593
Other loss                                                      (6,951)                --            (6,951)                --
Equity in nonconsolidated entities                                 990                577             2,424              1,250
                                                              --------           --------          --------           --------

EARNINGS BEFORE INTEREST & TAXES                                44,710             20,946           121,892             77,843

Interest charges                                                19,239              8,965            35,034             18,228
                                                              --------           --------          --------           --------

Income before income taxes                                      25,471             11,981            86,858             59,615
Income taxes                                                     9,246              4,743            31,530             22,638
                                                              --------           --------          --------           --------

NET INCOME                                                    $ 16,225           $  7,238          $ 55,328           $ 36,977
                                                              ========           ========          ========           ========

EARNINGS PER SHARE OF COMMON STOCK:
     Basic:
          Weighted average common shares outstanding            32,637             33,960            32,637             34,692

               Net income                                     $   0.50           $   0.21          $   1.70           $   1.07
                                                              ========           ========          ========           ========

     Diluted:
          Weighted average common shares outstanding            33,152             34,152            33,121             34,818

               Net income                                     $   0.49           $   0.21          $   1.67           $   1.06
                                                              ========           ========          ========           ========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (THOUSANDS)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                      2000            1999             2000             1999
                                                                   ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                          $  16,225        $   7,238        $  55,328        $  36,977
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Exploration expense                                            1,929            2,518            2,940            3,020
        Depreciation, depletion, and amortization                     26,935           30,825           56,719           52,000
        Deferred income taxes (benefits)                               1,213            4,909              116            4,876

    Changes in other assets and liabilities                          (14,325)          28,046           (7,965)          12,781
                                                                   ---------        ---------        ---------        ---------

          Net cash provided by operating activities                   31,977           73,536          107,138          109,654
                                                                   ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (19,937)         (24,794)         (65,466)         (46,283)
    Acquisition of Statoil production assets                              --               --         (672,022)              --
    Proceeds from Gulf asset merger                                  158,214               --          158,214               --
    Production monetization                                          148,526               --          148,526               --
    Increase in investment in unconsolidated entities               (126,066)          (3,248)        (129,451)         (18,788)
    Proceeds from sale of property                                        --            4,661               --            4,661
    Proceeds from sale of short-term investments                          --          293,761               --          430,091
    Purchases of short-term investments                                   --         (199,148)              --         (336,621)
                                                                   ---------        ---------        ---------        ---------
         Net cash provided by (used in) investing activities         160,737           71,232         (560,199)          33,060
                                                                   ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term loans                          (73,369)         (48,405)         562,791            9,591
    Dividends paid                                                    (9,628)         (10,311)         (19,301)         (20,855)
    Proceeds from issuance of long-term debt                              --           17,000               --           17,000
    Proceeds from issuance of common stock                                --               11               --               11
    Purchase of treasury stock                                       (17,814)         (10,815)         (17,814)         (55,418)
    Proceeds from exercises under employee
      compensation plans                                               5,006                             8,966
                                                                   ---------        ---------        ---------        ---------
         Net cash provided by (used in) financing activities         (95,805)         (52,520)         534,642          (49,671)
                                                                   ---------        ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                  96,909           92,248           81,581           93,043
Cash and cash equivalents at beginning of period                       2,703            9,768           18,031            8,973
                                                                   ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period                         $  99,612        $ 102,016        $  99,612        $ 102,016
                                                                   =========        =========        =========        =========

CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)                           $  18,353        $   2,690        $  39,208        $  14,372
                                                                   =========        =========        =========        =========
    Income taxes                                                   $  13,572        $   1,233        $  17,876        $     517
                                                                   =========        =========        =========        =========





                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                            ASSETS                        JUNE 30,          DECEMBER 31,
                                                            2000                1999
                                                         -------------------------------
                                                                  (THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                            $   99,612          $   18,031
    Accounts receivable                                     186,939             148,103
    Unbilled revenues                                        32,926              46,686
    Inventory                                                43,796              40,859
    Deferred purchased gas cost                              26,892              29,075
    Prepaid expenses and other                               41,394              44,084
                                                         ----------          ----------

       Total current assets                                 431,559             326,838
                                                         ----------          ----------

INVESTMENT IN NONCONSOLIDATED ENTITIES                      170,324              40,873

PROPERTY, PLANT AND EQUIPMENT                             2,392,106           2,052,528

    Less accumulated depreciation and depletion             771,101             831,097
                                                         ----------          ----------

       Net property, plant and equipment                  1,621,005           1,221,431
                                                         ----------          ----------

OTHER ASSETS                                                203,696             200,432
                                                         ----------          ----------

       Total                                             $2,426,584          $1,789,574
                                                         ==========          ==========






                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


           LIABILITIES AND STOCKHOLDERS' EQUITY                               JUNE 30,           DECEMBER 31,
                                                                                2000                 1999
                                                                             --------------------------------
                                                                                       (THOUSANDS)
CURRENT LIABILITIES:
    Short-term loans                                                         $  770,277           $  207,486
    Accounts payable                                                            123,164               81,444
    Other current liabilities                                                   165,457              140,600
                                                                             ----------           ----------

        Total current liabilities                                             1,058,898              429,530
                                                                             ----------           ----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                            281,350              281,350
    Nonrecourse project financing                                                17,000               17,000
                                                                             ----------           ----------
        Total long-term debt                                                    298,350              298,350

Deferred and other credits                                                      274,863              293,884

Commitments and contingencies                                                                             --

Preferred trust securities                                                      125,000              125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 80,000 shares;
         shares issued  June 30, 2000 and December 31, 1999, 37,252
                                                                                280,101              280,617
      Treasury stock, shares at cost June 30, 2000, 4,603;
         December 31, 1999, 4,522                                              (142,761)            (133,913)
      Retained earnings                                                         532,099              496,072
      Accumulated other comprehensive income                                         34                   34
                                                                             ----------           ----------

      Total common stockholders' equity                                         669,473              642,810
                                                                             ----------           ----------

      Total                                                                  $2,426,584           $1,789,574
                                                                             ==========           ==========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six- month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

B. Business Combinations/Dispositions - On February 15, 2000, Equitable Resources, Inc. (Equitable or the Company), through its subsidiary, ERI Investments, Inc., acquired the Appalachian oil and gas properties of Statoil Energy, Inc. for $630 million plus working capital adjustments. The Company acquired all of the issued and outstanding shares and interests of Eastern States Oil & Gas, Inc. and Eastern States Exploration Co. (collectively "Statoil"), subsidiaries of Statoil Energy, Inc. The acquisition was initially funded through commercial paper and is being replaced with transactions designed to monetize the oil and gas properties. This acquisition has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities assumed has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of Statoil from the date of acquisition.

       The following summarized unaudited pro forma financial information assumes that the Statoil acquisition occurred on January 1, 1999. Adjustments have been made for DD&A and certain other adjustments together with related income tax effects.

                                                Six Months Ended
                                                    June 30,
                                             2000              1999
                                     -------------------------------------
                                     (Thousands, except per share amounts)
              Revenue                      $734,807          $671,151
                                           ========          ========

              Net income                   $ 56,998          $ 40,560
                                           ========          ========

              Earnings per share:

                  Basic                    $   1.75          $   1.17
                                           ========          ========

                  Diluted                  $   1.72          $   1.16
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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



B.     Business Combinations/Dispositions (Continued)

       On April 10, 2000, Equitable combined its Gulf of Mexico operations with Westport Oil and Gas Company for approximately $50 million in cash and approximately 49% minority interest in the combined company. Equitable will account for this $108.2 million investment under the equity method of accounting. Westport recently filed a draft registration statement with the Securities and Exchange Commission that did not report on earnings for the second calendar quarter of 2000; therefore Equitable has not included Westport second quarter 2000 results. This transaction is not considered a significant disposition of assets, and no pro forma disclosures have been provided.

       On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership which netted $122.2 million in cash and retained a minority interest in this partnership. In anticipation of this transaction, the Company had previously entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in a $7 million pre-tax charge recorded as other loss. Equitable accounted for its retained $26.3 million investment under the equity method of accounting. Equitable will receive fees for operating the wells and gathering and marketing the gas on behalf of the purchaser.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



C.     Segment Disclosure (Continued)


                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                       2000              1999              2000              1999
                                                     --------------------------------------------------------------
                                                                               (Thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                              $219,089          $104,868          $496,800          $445,200
    Equitable Production                               83,271            44,720           154,059            83,945
    NORESCO                                            36,076            40,986            66,676            78,963
                                                     --------          --------          --------          --------
        Total                                        $338,436          $190,574          $717,535          $608,108
                                                     ========          ========          ========          ========

INTERSEGMENT REVENUES:
    Equitable Utilities                              $ 36,495          $ 21,823          $ 67,166          $ 40,215
    Equitable Production                                5,944             7,525            13,319            10,560
                                                     --------          --------          --------          --------
      Total                                          $ 42,439          $ 29,348          $ 80,485          $ 50,775
                                                     ========          ========          ========          ========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                              $  9,654          $  8,240          $ 56,814          $ 53,495
    Equitable Production                               32,108            11,559            63,569            20,040
    NORESCO                                             4,025             3,586             4,321             6,935
                                                     --------          --------          --------          --------
        Total operating segments                     $ 45,787          $ 23,385          $124,704          $ 80,470
                                                     ========          ========          ========          ========

LESS: RECONCILING ITEMS
    Headquarters operating expenses                  $  1,077          $  2,439          $  2,812          $  2,627
    Interest expense                                   19,239             8,965            35,034            18,228
    Income tax expenses                                 9,246             4,743            31,530            22,638
                                                     --------          --------          --------          --------
        Net income                                   $ 16,225          $  7,238          $ 55,328          $ 36,977
                                                     ========          ========          ========          ========


                                                                     June 30,          December 31,
                                                                       2000                1999
                                                                    -------------------------------
                                                                             (Thousands)
SEGMENT ASSETS:
    Equitable Utilities                                             $  999,317          $  914,630
    Equitable Production                                             1,274,061             670,828
    NORESCO                                                            139,981             145,925
                                                                    ----------          ----------

        Total operating segments                                     2,413,359           1,731,383

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable              13,225              58,191
                                                                    ----------          ----------

        Total                                                       $2,426,584          $1,789,574
                                                                    ==========          ==========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

       In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133." This statement addresses a limited number of implementation issues.

       The Company has not yet determined what the effect of these pronouncements will be on the earnings and financial position of the Company.


E. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2000 presentation.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

         Equitable's consolidated net income for the quarter ended June 30, 2000, was $16.2 million, or $0.49 per diluted share, compared with net income of $7.2 million, or $.21 per share, for the quarter ended June 30, 1999. This represents a 133% increase in earnings per share versus the same period one year ago.

         The earnings improvement for the June 2000 quarter is attributable to higher natural gas production and throughput derived from recent acquisitions and improved commodity prices.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

         Equitable Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation, and the unregulated marketing of natural gas.

         On December 15, 1999, the Company acquired the distribution, transmission and production operations of Carnegie Natural Gas. The Carnegie Natural Gas acquisition is complementary to Equitable's plans to grow its core business and increase utilization and operational efficiencies of its local distribution and interstate pipeline operations. The acquisition of Carnegie added approximately 8,000 new distribution customers, 670 miles of transmission and gathering pipeline and approximately 2.5 and 6.1 billion cubic feet (Bcf) of throughput for the three and six months ended June 30, 2000, respectively. This acquisition is not considered material; therefore, pro forma disclosures have not been provided.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                              June 30,
                                                         2000               1999               2000               1999
                                                       -----------------------------------------------------------------
          FINANCIAL RESULTS (THOUSANDS)

Utility revenues                                       $ 54,501           $ 52,004           $189,867           $193,033
Marketing revenues                                      201,083             74,687            374,099            292,382
                                                       --------           --------           --------           --------
    Total operating revenues                            255,584            126,691            563,966            485,415

Purchased gas costs and revenue related taxes           210,831             73,641            434,011            351,746
                                                       --------           --------           --------           --------
    Net operating revenues                               44,753             53,050            129,955            133,669

Operating and maintenance expense                        16,363             18,562             35,020             37,331
Selling, general and administrative expense              11,029             11,487             22,738             21,930
Depreciation, depletion and amortization                  7,707             14,761             15,383             20,913
                                                       --------           --------           --------           --------
    Total expenses                                       35,099             44,810             73,141             80,174
                                                       --------           --------           --------           --------

Earnings before interest and taxes (EBIT)              $  9,654           $  8,240           $ 56,814           $ 53,495
                                                       ========           ========           ========           ========

Capital expenditures                                   $  6,065           $  4,728           $ 11,455           $ 10,111

                   VALUE DRIVERS

Total expenses/net revenues (%)                           78.43%             84.47%             56.28%             59.98%

Earnings before interest and taxes
    Distribution                                       $  4,379           $  1,848           $ 38,811           $ 36,569
    Pipeline                                           $  3,862           $  5,056           $ 12,879           $ 13,351
    Marketing                                          $  1,413           $  1,336           $  5,124           $  3,575

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         Earnings before interest and taxes (EBIT) increased 18% to $9.7 million for the current period compared to $8.2 million for the same period in 1999. Results for the June 1999 quarter benefited from the recognition of the settlement of Equitrans' rate case which includes stranded cost recovery that had a positive net result of $1.3 million. Excluding the Equitrans' rate settlement, EBIT for the second quarter 2000 increased $2.8 million, or 41% over the $6.9 million for the same period a year ago. The increase in 2000 is a result of increased throughput and reductions in operating expenses.

SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999

         Earnings before interest and taxes increased 6% to $56.8 million for the current period compared to $53.5 million for the same period in 1999. The segment's results for the 1999 period included an $0.8 million benefit from the previously mentioned Equitrans' rate case settlement. Excluding the settlement, EBIT increased $4.1 million or 8% due principally to higher net operating revenues resulting from the acquisition of Carnegie Natural Gas and increased margins from energy marketing activities. Operating results improved despite warmer than normal weather (normal is based on the 30-year average determined by the National Oceanic and Atmospheric Administration).

DISTRIBUTION OPERATIONS

                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                          June 30,
                                                        2000             1999             2000             1999
                                                       ----------------------------------------------------------
           FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                 $27,599          $24,812          $88,001          $84,973

Operating costs                                         18,777           18,708           40,322           39,905
Depreciation and amortization                            4,443            4,256            8,868            8,499
                                                       -------          -------          -------          -------

Earnings before interest and taxes                     $ 4,379          $ 1,848          $38,811          $36,569
                                                       =======          =======          =======          =======

      OPERATING INFORMATION

Degree days (normal = Qtr - 712, YTD - 3,728)              541              562            3,113            3,476
O & M per customer                                     $ 65.29          $ 66.39          $140.29          $143.83

Volumes (MMcf)
   Residential                                           3,681            3,409           15,414           15,875
   Commercial industrial                                 6,077            3,604           17,618           12,350
                                                       -------          -------          -------          -------
     Total gas sales and transportation                  9,758            7,013           33,032           28,225
                                                       =======          =======          =======          =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)



THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         Weather in the distribution service territory during the current period was 24% warmer than normal and 4% warmer than last year. However, total system throughput actually increased 2.7 Bcf, versus the same period last year, primarily as a result of the acquisition of Carnegie Natural Gas.

         Net operating revenues increased $2.8 million from the same period last year. This increase is primarily due to the increased throughput mentioned above and increased natural gas transportation margins.

         Total operating expenses of $23.2 million for the 2000 quarter were essentially unchanged from the same period in 1999 despite the Carnegie acquisition and an increased provision for performance-related bonuses. These operating expense levels were a result of the segment's continued process improvement initiatives.

SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999

         Weather in the distribution service territory for the six months ended June 30,2000, was 16% warmer than normal and 10% warmer than last year. Despite the warmer weather, total system throughput increased 4.8 Bcf, versus the same period last year, primarily as a result of the acquisition of Carnegie Natural Gas.

         Net operating revenues for the six months ended June 30, 2000, increased $3.0 million from the same period last year. This increase is primarily due to the increased throughput mentioned above and increased natural gas transportation margins.

         Total operating expenses for the six month period increased $.8 million from the same period in 1999. As previously mentioned, the increase is due primarily to the acquisition of Carnegie Natural Gas and increased provision for performance-related bonuses offset, in part, by the benefit of the Company's continued focus on productivity improvements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


PIPELINE OPERATIONS

                                                   Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                  2000             1999             2000             1999
                                                 ----------------------------------------------------------
      FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                           $13,784          $25,400          $33,058          $41,857

Operating costs                                    6,708            9,889           13,760           16,191
Depreciation and amortization                      3,214           10,455            6,419           12,315
                                                 -------          -------          -------          -------

Earnings before interest and taxes               $ 3,862          $ 5,056          $12,879          $13,351
                                                 =======          =======          =======          =======

      OPERATING INFORMATION

      TRANSPORTATION THROUGHPUT (MMBTU)           15,846           19,227           39,079           39,671


THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         Net operating revenues for the three months ended June 30, 2000, were $13.8 compared to $25.4 million for the same period in 1999. Second quarter 2000 and 1999 net operating revenues include $1.6 million and $12.9 respectively, for the recovery of stranded costs in rates and the previously mentioned Equitrans' rate case settlement. Excluding the impact of the rate settlement and cost recovery, net operating revenues of $12.2 million for the current period decreased $0.3 million compared to the same period a year ago. This decrease in net operating revenues was primarily due to reduced revenues from extraction services resulting from a change in contract arrangements.

         Total operating expenses were $9.9 million for the 2000 quarter compared with operating expenses of $20.3 million for the 1999 quarter, a decrease of $10.4. The operating expenses for 2000 include $1.3 million of amortization expense related to the recovery of stranded costs in rates. Operating expense for the 1999 include $8.7 million of amortization expense related to the recovery of stranded costs in rates and $2.6 million of process improvements. Excluding these two items in both periods, operating expenses of $8.6 million reflect a decrease of $0.4 million from $9.0 million for the same period a year ago despite the Carnegie acquisition. The decrease in operating expense for the 2000 quarter was a result of a change in contract arrangements and continued focus on productivity improvements.

         Excluding the impact of the rate case settlement and process improvement charges in both periods, earnings before interest and taxes of $3.6 million for the current period increased $0.1 million from 1999. This increase is due primarily to continued focus on productivity improvements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999

         Net operating revenues for the six months ended June 30, 2000, were $33.1 million compared to $41.9 million for the same period in 1999. Net operating revenues for 2000 and 1999 include $3.2 million and $12.9 respectively, for the recovery of stranded costs in rates and the previously mentioned Equitrans' rate case settlement. Net operating revenues of $29.8 million for the current period, excluding the impact of the rate settlement, increased $0.8 million compared to the same period a year ago. This increase in net operating revenues was primarily due to the acquisition of Carnegie Interstate Pipeline.

         Total operating expenses were $20.2 million for the 2000 quarter compared with operating expenses of $28.5 million for the 1999 quarter, a decrease of $8.3 million. The operating expenses for 2000 include $2.6 million of amortization expense related to the recovery of stranded costs in rates. Operating expense for the 1999 include $8.7 million of amortization expense related to the recovery of stranded costs in rates and $2.6 million for improvement of utility segment operating processes and consolidation of facilities. Excluding the non-recurring items in both periods, operating expenses of $17.6 million increased $0.4 million from $17.2 million for the same period last year, due primarily to the acquisition of Carnegie Interstate pipeline and an increased provision for performance-related bonuses.

EQUITABLE MARKETING

                                               Three Months Ended                   Six Months Ended
                                                     June 30,                           June 30,
                                              2000             1999              2000              1999
                                             ------------------------------------------------------------
      FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                       $ 3,370          $ 2,838          $  8,896          $  6,839

Operating costs                                1,907            1,452             3,676             3,165
Depreciation and amortization                     50               50                96                99
                                             -------          -------          --------          --------

Earnings before interest and taxes           $ 1,413          $ 1,336          $  5,124          $  3,575
                                             =======          =======          ========          ========


Marketed gas sales (MMBtu)                    54,908           31,231           115,377           123,992

Net operating revenues/MMBtu                 $0.0614          $0.0909          $ 0.0771          $ 0.0552

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         The $.5 million increase in net operating revenues is attributable to greater sales volumes associated with asset management activities.

           Total operating expenses for the current period increased $.5 million from the same period in 1999. The increase is due principally to the increased investment in the segment's commercialization strategy.


SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999

         Net operating revenues for the six months ended June 30, 2000, increased $2.1 million from the same period last year. This increase is attributable to higher unit margins. The sale of gas in storage allowed the Company to benefit from the increasing natural gas prices. The decrease in throughput is a result of the expiration of low margin contracts during the first six months of 1999 related to the discontinued supply and trading group.

         Total operating expenses for the six-month period increased $.5 million from the same period in 1999 reflecting an increased focus on the segment's commercialization strategy.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

EQUITABLE PRODUCTION

    Production operations comprise the production and sale of natural gas, natural gas liquids and crude oil through Equitable Production Company (Equitable Production). In 1999, the exploration and production operations conducted by Equitrans were transferred to Equitable Production-East from Equitable Utilities. The financial results of both segments have been restated to reflect the new structure for all periods presented. Effective with the quarter ended June 30, 2000, Equitable Production will no longer be classified as "East" and Gulf" with the exception of historical value driver information.

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                              2000              1999              2000               1999
                                                            ---------------------------------------------------------------
Operating revenues                                          $ 89,215           $52,245          $ 167,378           $94,505
Cost of energy purchased                                       8,220             6,037             14,038            10,964
                                                            --------           -------          ---------           -------
       Net operating revenues                                 80,995            46,208            153,340            83,541

Operating expenses:
    Operation and maintenance                                  3,778             3,133              6,936             6,237
    Lease operating expense                                   11,883             6,710             21,351            12,785
    Dry hole                                                      --             1,247                  3             1,277
    Other exploration                                          1,929             2,548              2,937             3,019
    Selling, general and administrative                        6,712             6,108             13,201            11,384
    Depreciation, depletion and amortization                  17,634            14,903             38,392            28,799
                                                            --------           -------          ---------           -------
       Total operating expenses                               41,936            34,649             82,820            63,501

Operating income                                              39,059            11,559             70,520            20,040
Other income (loss)                                           (6,951)               --             (6,951)               --
                                                            --------           -------          ---------           -------

Earnings before interest and taxes                          $ 32,108           $11,559          $  63,569           $20,040
                                                            ========           =======          =========           =======

Capital expenditures                                        $ 13,841           $20,347          $ 725,012           $39,952

                    VALUE DRIVERS

Natural gas sales (MMcf) - East                               21,383            10,129             37,833            20,430
Natural gas sales (MMcf) - Gulf                                   --             5,789              5,535            11,372
                                                            --------           -------          ---------           -------
Crude oil production (000s BBls) - East                          150               114                279               224
Crude oil production (000s BBls) - Gulf                           --               194                 75               251
                                                            --------           -------          ---------           -------
Natural gas liquids production (000s Gals.) - East             9,403            15,203             18,086            31,621
Natural gas liquids production (000s Gals.) - Gulf                --             1,736              1,513             4,091
                                                            --------           -------          ---------           -------
Produced natural gas and oil (MMcfe) - East                   24,110            11,402             42,554            22,770
Produced natural gas and oil (MMcfe) - Gulf                       --             6,955              5,984            12,881

Average selling prices:
    Natural gas - East (per MMBtu)                          $   2.92           $  2.05          $    2.73           $  1.92
    Natural gas - Gulf (per MMBtu)                          $     --           $  2.10          $    2.51           $  1.88
                                                            --------           -------          ---------           -------
    Crude oil - East (per barrel)                           $  25.70           $ 13.97          $   22.16           $ 11.91
    Crude oil - Gulf (per barrel)                           $     --           $ 14.42          $   14.74           $ 13.63
                                                            --------           -------          ---------           -------
    Natural gas liquids - East (per gallon)                 $   0.27           $  0.27          $    0.35           $  0.24
    Natural gas liquids - Gulf (per gallon)                 $     --           $  0.25          $    0.49           $  0.19

LOE/Mcfe Sales - East                                       $  0.533           $ 0.474          $   0.504           $ 0.439
LOE/Mcfe Sales - Gulf                                       $     --           $ 0.229          $   0.243           $ 0.250
                                                            --------           -------          ---------           -------
G&A/Mcfe Sales - East                                       $  0.301           $ 0.380          $   0.293           $ 0.361
G&A/Mcfe Sales - Gulf                                       $     --           $ 0.288          $   0.275           $ 0.273
                                                            --------           -------          ---------           -------
Depletion/MCFE Produced - East                              $  0.495           $ 0.425          $   0.521           $ 0.436
Depletion/MCFE Produced - Gulf                              $     --           $ 1.122          $   1.128           $ 1.117

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)


THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         Equitable Production had earnings before interest and taxes for the June 2000 quarter of $32.1 million compared to $11.6 million for the 1999 quarter. The segment's positive results were primarily due to increased natural gas and crude oil production related to the acquisition of Statoil completed February 15, 2000, as described in Note B. The positive results also reflect higher commodity prices during the quarter. These results were partially offset by a per Mcfe increase in lease operating expense (LOE) and depletion. The increased LOE is due to higher severance and ad valorem taxes, resulting from higher commodity prices in the current year. The higher depletion rate is primarily due to the Statoil acquisition.

         Net operating revenues for the second quarter 2000 increased 75% to $81.0 million compared to $46.2 million in 1999. Adjusted for the Gulf operations which contributed $16.0 million in operating revenues in the 1999 quarter results, the increase in operating revenues is $50.8 million. The increase was primarily due to increased sales volumes related to the Statoil acquisition and higher effective commodity prices. The Statoil acquisition added
10.4 billion cubic feet equivalent (Bcfe) of natural gas sales in the current quarter and accounted for an increase of $39.9 million in net operating revenues. Equitable Production's average selling prices for natural gas and crude oil increased 40% and 84%, respectively, over second quarter 1999's average selling prices. The increase in average prices resulted in a $10.8 million increase in net operating revenues from prior year.

         Operating expenses for the second quarter of 2000 totaled $41.9 million, an increase of $7.3 million from the same period in 1999. Adjusted for the Gulf operations which contributed $14.0 million in operating expenses in the 1999 quarter results, the increase in operating expenses is $21.3 million. The 2000 operating expenses include approximately $17.7 million associated with the Statoil acquisition. Excluding the Gulf Operations, current quarter per unit depletion increased from $0.43 to $0.50 as a result of the acquisition. Adjusting for the Gulf operations, SG&A, on a per unit basis, has decreased 21% to $0.30 per thousand cubic feet equivalent (Mcfe) compared to $0.38 per Mcfe in 1999 as a result of initial synergies from the acquisition and ongoing process improvements. This decrease was offset by an increase in LOE per Mcfe of 13% to $0.53 compared to $0.47 per Mcfe in 1999, adjusted for the Gulf operations. The increase in unit LOE reflects increased severance taxes due to higher sales prices.

         In the second quarter 2000, Equitable monetized 65 Bcfe of production which netted $122.2 million. This volume represents seven years' production from wells acquired from Statoil that contain just under 200 Bcfe of proved reserves. The proceeds from this sale will be used to pay down acquisition-related short-term debt. Equitable Production will receive upwards of $0.50/Mcf in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser. In anticipation of this transaction, the Company had previously entered into financial hedges covering the first two years of this production. Removal of these hedges upon closing of this transaction resulted in a $7 million pre-tax charge.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999


         Equitable Production's earnings before interest and taxes for the six months ended June 30, 2000 were $63.6 million compared to $20.0 million for same period in 1999. The segment's positive results were primarily due to increased natural gas and crude oil production related to the acquisition of Statoil. The positive results also reflect higher commodity prices during the period. These results were partially offset by a per Mcfe increase in lease operating expense
(LOE) and depletion. Additionally, the second quarter 2000 excludes the results associated with the Gulf operations as described in the quarter discussion.

         Net operating revenues for the six months ended June 30, 2000 increased 84% to $153.3 million compared to $83.5 million in 1999. Adjusted for the Gulf operations the increase in operating revenues is $79.9 million. The increase was primarily due to increased sales volumes related to the Statoil acquisition and higher effective commodity prices. The Statoil acquisition added 15.9 billion cubic feet equivalent (Bcfe) of natural gas sales in the current quarter and accounted for an increase of $59.3 million in net operating revenues. Equitable Production's average selling prices for natural gas and crude oil increased 39% and 86%, respectively, over the same period in 1999's average selling prices. The increase in average prices resulted in a $20.1 million increase in net operating revenues from prior year.

         Operating expenses for the period ended June 30, 2000 totaled $82.8 million, an increase of $19.3 million from the same period in 1999. Adjusted for the Gulf operations the increase in operating expenses is $32.9 million. The 2000 operating expenses include approximately $27.2 million associated with the Statoil acquisition. Operating expense variances for the six month period are consistent with those in the current quarter described above.

         Equitable has combined its Gulf operations with Westport Oil and Gas Company. As part of the transaction, Equitable received approximately $50 million in cash, which was used to reduce acquisition-related short-term debt and approximately 49% interest in Westport Resources. Westport recently filed a draft registration statement with the Securities and Exchange Commission that did not report on earnings for the second calendar quarter of 2000; therefore Equitable has not included Westport second quarter 2000 results.

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

         NORESCO is currently considering the sale of ERI Services, Inc., whose primary business is providing performance contracting and other services to numerous Federal government agencies. Because NORESCO provides competing services to the same customers, the two companies must be operated separately, limiting the overall benefit to Equitable. No actual determination has been made as to whether a sale will occur.


                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                       2000              1999              2000              1999
                                                      -------           -------           -------           -------
          OPERATIONAL DATA (THOUSANDS)

Construction backlog, end of period                   $52,075           $85,324           $52,075           $85,324
Construction completed                                $16,647           $40,043           $36,637           $73,555

         FINANCIAL RESULTS (THOUSANDS)

Total operating revenues                              $36,076           $40,986           $66,676           $78,963
Contract costs                                         26,749            32,470            50,553            61,972
                                                      -------           -------           -------           -------
    Net operating revenues                              9,327             8,516            16,123            16,991
                                                      -------           -------           -------           -------

Selling, general and administrative expenses            5,053             4,368            11,693             9,057
Amortization of goodwill                                1,041               935             1,978             1,872
Depreciation and depletion                                198               204               555               377
                                                      -------           -------           -------           -------
    Total expenses                                      6,292             5,507            14,226            11,306

Equity earnings of non-consolidated entities
                                                          990               577             2,424             1,250
                                                      -------           -------           -------           -------

Earnings before interest and taxes                    $ 4,025           $ 3,586           $ 4,321           $ 6,935
                                                      =======           =======           =======           =======

Capital expenditures                                  $ 1,041           $   684           $ 1,382           $   936

                 VALUE DRIVERS

Gross profit margin                                      25.9%             20.8%             24.2%             21.5%
SG&A as a % of revenue                                   14.0%             10.7%             17.5%             11.5%
Development expenses as a % of revenue                    3.5%              1.9%              4.4%              1.8%

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


NORESCO (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2000
VS. THREE MONTHS ENDED JUNE 30, 1999

         Construction backlog in the current year decreased to $52.1 million, a $33.2 million decline from the same period in 1999. Included in this decrease is $21.4 million related to energy infrastructure projects in the 1999 backlog for which there is no construction backlog at the end of this period.

         The NORESCO segment's earnings before interest and taxes increased $0.4 million to $4.0 million from the same period last year. This increase was caused primarily by an increase in gross margins on performance contracting construction projects and operational energy infrastructure power plants.

         The increase in operating expenses of $0.8 million, or 15%, from $5.5 million incurred during the same period last year was primarily due to an increase of $0.5 in project development costs.

         Equity earnings of non-consolidated entities increased by $0.4 million to $1.0 million due to the start of commercial operation for two international energy infrastructure power plants.


SIX MONTHS ENDED JUNE 30, 2000
VS. SIX MONTHS ENDED JUNE 30, 1999

       The NORESCO segment's earnings before interest and taxes decreased $2.6 million to $4.3 million from the same period last year. This decrease was caused primarily by a decrease in construction activities, an increase in project development expense, and the decision to exit the international energy infrastructure business. These were in part offset by an increase in gross margins on performance contracting construction projects and operational energy infrastructure power plants.

       The increase in operating expenses of $2.9 million, from $11.3 million incurred during the same period last year was primarily due to an increase of $1.7 million in project development costs and $1 million in costs to exit the international energy infrastructure business during the first quarter of 2000.

       Equity earnings of non-consolidated entities increased by $1.2 million to $2.4 million due to the start of commercial operation for two international energy infrastructure power plants.

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

         The distribution segment experienced a decrease in net accounts receivable at June 30, 2000 of $22 million as a result of the seasonally warmer weather. This was offset by a $25 million and $6.5 million increase in the Marketing and NORESCO segments, respectively. Accounts payable for the Marketing segment increased $50 million, offset by moderate decreases in both the Production and NORESCO segments. The significant increase in the Marketing segment is due to significant increases in the price of gas during 2000. The increase in Marketing's accounts receivable is moderated $56 million by the segment's improved collections over the prior year.

         Short-term debt has increased in 2000 due to the acquisition of Statoil. However, short-term debt has decreased during the second quarter as the Company continues to replace the short-term debt with a combination of financings and cash from asset sales.

HEDGING

         The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices. Since it is primarily a natural gas company, this leads to different approaches for hedging natural gas than for crude oil and natural gas liquids.

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

         Crude oil, natural gas and natural gas liquids prices are currently at relatively high levels compared to historical averages. As a result, the Company has used swaps and other derivative instruments to lock in current prices for the majority of expected production of crude oil and of natural gas liquids for the year 2000.

CAPITAL EXPENDITURES

         The Company expended approximately $65 million in the six months ended June 30, 2000, compared to $46 million spent in the same period one year ago. Expenditures in both years represented growth projects in the Equitable Production and NORESCO segments, and replacements, improvements and additions to plant assets in the Equitable Utilities segment. Production expended approximately $53 million, Utilities approximately $11 million, and NORESCO
$1 million.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

         The NORESCO segment has equity ownership interests in independent power plant (IPP) projects located domestically and in selected foreign countries. Long-term power purchase agreements (PPA's) are signed with the customer whereby they agree to purchase the energy generated by the plant. The length of these contracts ranges from 5 to 30 years. These projects generally are financed on a project basis with non-recourse financings established at the foreign subsidiary level.

         As described in Note B, Equitable combined its Gulf of Mexico operations with Westport Oil and Gas Company during the second quarter of 2000. As part of the transaction, Equitable received approximately $50 million in cash, which was used to reduce acquisition-related short-term debt and approximately 49% interest in Westport Resources. Westport recently filed a draft registration statement with the Securities and Exchange Commission that did not report on earnings for the second calendar quarter of 2000; therefore, Equitable has not included Westport second quarter 2000 results.

ACQUISITIONS AND DISPOSITIONS

         In February 2000, the Company acquired the Appalachian production assets of Statoil Energy Inc. for $630 million plus working capital. The Company initially funded this acquisition through short-term debt, to be replaced by a combination of financings and cash from asset sales.

         On April 10, 2000, the Company combined its Gulf operations with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver. The Company received $50 million in cash and approximately 49% minority interest in the combined company. This minority interest will be included as an investment in non-consolidated entities.

         As described in Note B, on June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership. The Company retained a $26.3 million interest in the partnership which will be included as an investment in non-consolidated entities.

SHORT-TERM BORROWINGS

         Cash required for operations is affected primarily by the seasonal nature of the Company's natural gas distribution operations and the volatility of oil and gas commodity prices. Short-term loans are used to support working capital requirements during the summer months and are repaid as gas is sold during the heating season.

          Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 6.10% during the six months ended June 30, 2000. The Company maintains a revolving credit agreement with a group of banks providing $500 million of available credit, which expires in 2001. In addition, in January 2000, the Company obtained an additional $500 million, 364-day revolving credit agreement to back the issuance of commercial paper. Effective February 1, 2000, the Company has the authority and credit backing to support a $1 billion commercial paper program. This program is being used to temporarily finance the acquisition of the Appalachian oil and gas properties of Statoil Energy described above, as well as on-going working capital and other short-term financing requirements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


FINANCING

         The Company has adequate borrowing capacity to meet its financing requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have not been any material changes regarding quantitative and qualitative disclosures about market risk regarding the volatility of future prices for natural gas, crude oil and propane from the information reported in the Company's 1999 Annual Report on Form 10-K.

         The Company's amount of variable rate short-term debt has increased dramatically in 2000 due to the acquisition of Statoil, as described in Note B, moderately increasing the Company's exposure to future earnings due to changes in interest rates. However, as previously disclosed, the Company plans to reduce short-term debt by alternative financing and sale of assets.

                           PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             (a)   The Annual Meeting of Shareholders was held on May 17, 2000.

             (c)   Brief description of matters voted upon:

                   (1) Elected the named directors to serve three-year terms as follows:

                                Director                     Shares Voted For            Shares Withheld
                          ------------------------------------------------------------------------------
                          E. Lawrence Keyes, Jr.                29,469,730                    310,440
                          Thomas A. McConomy                    29,481,771                    298,399
                          Malcolm M. Prine                      29,475,400                    304,770

                   (2) Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2000. Vote was 28,239,003 shares for; 1,493,546 shares against and 47,621 shares abstained.

Item 5.      Other Information

             On May 17, 2000, the Board of Directors, at a regular meeting of the Board, approved resolutions amending the Company's By-Laws (Sections 1.08 and 3.07) in order 1) to clarify the procedures to be followed and provide for advance notice in connection with shareholder proposals to be presented at the annual and all special meetings of shareholders and, 2) to make the advance notice period for shareholder nominations of directors consistent with the notice period required for shareholder proposals. The amended by-laws are included in this filing as Exhibit 3.02.

             Shareholder Proposals for 2001: Shareholder proposals submitted for inclusion in next year's proxy materials must be received by the Company no later than November 30, 2000. As a result of the recent bylaw changes disclosed in this 10-Q, shareholder proposals submitted to be considered at the 2001 Annual Meeting without inclusion in next year's proxy materials must be received by the Company not less than 90 days, but not more than 120 days, prior to the anniversary date of the previous year's Annual Meeting. As last year's Annual Meeting was held on May 17, 2000, proposals must be received after January 16, 2001 and before February 17, 2001. If the Company is not notified of a shareholder proposal by the appropriate date, then proxies held by management of the Company may provide the discretion to vote against such shareholder proposal, even though such proposal is not discussed in the Proxy Statement. Proposals should be addressed to the Corporate Secretary, Equitable Resources, Inc., One Oxford Centre, Suite 3300, Pittsburgh, Pennsylvania 15219. Next year's annual meeting is scheduled to be held on May 17, 2001.

             On July 19, 2000, the Board of Directors appointed George L. Miles, Jr. to serve as a director and as a member of the Audit Committee. Also on July 19, 2000, the Board of Directors elected James M. Funk Senior Vice President of Equitable Resources.

             In April 2000, Equitable Production gave notice to an affiliated company, Kentucky West Virginia Gas Company (KWV), of its intention to terminate its well-tending agreement with KWV effective October 2000. KWV is currently engaged in negotiations with the union representing its field service employees under a contract that expires in mid-October. The Company is unable to predict the future impact of these events on its labor relations, earnings and financial position.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits:

          3.02     Equitable Resources, Inc. By-Laws (Amended through May 17,
                   2000).

         10.1 Employment Agreement dated June 12, 2000 by and between Equitable Resources, Inc. and James M. Funk.

         10.2 Change of Control Agreement dated June 12, 2000 by and between Equitable Resources, Inc. and James M. Funk.

         10.3 Equitable Resources, Inc. Deferred Compensation Plan (Amended and Restated Effective May 16, 2000)

         10.4 Equitable Resources, Inc. Directors' Deferred Compensation Plan (Amended And Restated Effective May 16, 2000)

          (b)      Reports on Form 8-K during the quarter ended June 30, 2000:

                   Form 8-K current report dated April 10, 2000, announcing completion of the combination of the Registrant's, Equitable Resources, Inc., Gulf of Mexico assets with Westport Oil and Gas Company.

                   Form 8-K current report dated May 30, 2000, announcing the relocation of the Production segment's headquarters from Alexandria, Virginia to Pittsburgh, Pennsylvania, and revision to the capital spending plan for the year 2000.

                   Form 8-K current report dated May 30, 2000, announcing appointment of Murry S. Gerber, President and Chief Executive Officer as Chairman of the Board of Directors.

                   Form 8-K current report dated May 12, 2000, announcing the appointment of James M. Funk as President of Equitable Production.

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






                                                      EQUITABLE RESOURCES, INC.
                                                     ---------------------------
                                                              (Registrant)





                                                      /s/ David L. Porges
                                                     ---------------------------
                                                            David L. Porges
                                                       Executive Vice President
                                                     and Chief Financial Officer





Date:  August 11, 2000

                                INDEX TO EXHIBITS



   Exhibit No.              Document Description
-----------------------------------------------------------------------------------------------------------------
      3.02        Equitable Resources, Inc. By-Laws (Amended                                       Filed Herewith
                  through May 17, 2000)

      10.1        Employment Agreement dated June 12, 2000                                         Filed Herewith
                  by and between Equitable Resources, Inc. and
                  James M. Funk.

      10.2        Change of Control Agreement dated June 12, 2000                                  Filed Herewith
                  by and between Equitable Resources, Inc. and
                  James M. Funk.

      10.3        Equitable Resources, Inc. Deferred Compensation Plan                             Filed Herewith
                  (Amended and Restated Effective May 16, 2000)

      10.4        Equitable Resources, Inc. Directors' Deferred                                    Filed Herewith
                  Compensation Plan (Amended And Restated Effective
                  May 16, 2000)

      27          Financial Data Schedule for the Period Ended                                     Filed Herewith
                  June 30, 2000