Form 10-Q
period 2000-09-30
EQUITABLE RESOURCES INC /PA/
filed 2000-11-13
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
             Class                                        October 31, 2000
             -----                                        ----------------

  Common stock, no par value                               32,635,674 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                    Page No.
                                                                                                    --------

PART I.   FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three and
               Nine Months Ended September 30, 2000 and 1999                                            1

               Condensed Consolidated Statements of Cash Flows
               for the Three and Nine Months Ended September 30, 2000 and 1999                          2

               Condensed Consolidated Balance Sheets, September 30, 2000,
               and December 31, 1999                                                                  3 - 4

               Notes to Condensed Consolidated Financial Statements                                   5 - 8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         9 - 23

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              23

PART II.  OTHER INFORMATION:

    Item 5.    Other Information                                                                       24

    Item 6.    Exhibits and Reports on Form 8-K                                                        24

SIGNATURE                                                                                              25

INDEX TO EXHIBITS                                                                                      26

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                               2000             1999              2000                1999
                                                           -----------       -----------       -----------        -----------
Operating revenues                                         $   344,161       $   193,181       $ 1,061,696        $   801,289
Cost of sales                                                  224,707            96,810           642,823            470,712
                                                           -----------       -----------       -----------        -----------
     Net operating revenues                                    119,454            96,371           418,873            330,577
                                                           -----------       -----------       -----------        -----------

OPERATING EXPENSES:
     Operation and maintenance                                  18,702            18,053            60,659             61,622
     Exploration                                                   260             5,321             3,200              8,341
     Production                                                 12,543             5,338            33,894             19,400
     Selling, general and administrative                        24,290            24,767            74,323             69,728
     Depreciation, depletion and amortization                   21,033            25,585            77,752             77,584
                                                           -----------       -----------       -----------        -----------
          Total operating expenses                              76,828            79,064           249,828            236,675
                                                           -----------       -----------       -----------        -----------

Operating income                                                42,626            17,307           169,045             93,902
Other loss                                                          --                --            (6,951)                --
Equity in nonconsolidated entities                               5,711             1,056             8,135              2,306
                                                           -----------       -----------       -----------        -----------

EARNINGS BEFORE INTEREST & TAXES                                48,337            18,363           170,229             96,208

Interest charges                                                21,176             8,559            56,210             26,787
                                                           -----------       -----------       -----------        -----------

Income before income taxes                                      27,161             9,804           114,019             69,421
Income taxes                                                     8,020             4,074            39,550             26,712
                                                           -----------       -----------       -----------        -----------

NET INCOME                                                 $    19,141       $     5,730       $    74,469        $    42,709
                                                           ===========       ===========       ===========        ===========

EARNINGS PER SHARE OF COMMON STOCK:
     Basic:
          Weighted average common shares outstanding            32,469            33,744            32,581             34,407

               Net income                                  $      0.59       $      0.17       $      2.29        $      1.24
                                                           ===========       ===========       ===========        ===========

     Diluted:
          Weighted average common shares outstanding            33,150            34,273            33,124             34,650

               Net income                                  $      0.58       $      0.17       $      2.25        $      1.23
                                                           ===========       ===========       ===========        ===========




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (THOUSANDS)


                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       2000             1999             2000             1999
                                                                     ---------        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                             $ 19,141         $  5,730        $  74,469        $  42,709
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Exploration expense                                                260            3,005            3,200            6,024
        Depreciation, depletion, and amortization                       21,033           25,585           77,752           77,584
        Deferred income taxes                                            2,986            9,239            3,102           14,115
        Undistributed earnings of nonconsolidated subsidiaries          (5,761)          (1,223)          (8,301)          (2,473)
    Changes in other assets and liabilities                            (49,513)          (8,377)         (57,479)           7,423
                                                                      --------         --------        ---------        ---------
          Net cash provided by (used in) operating activities          (11,854)          33,959           92,743          145,382
                                                                      --------         --------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (34,087)         (28,998)         (99,553)         (78,300)
    Acquisition of Statoil production assets                            (5,213)              --         (677,235)              --
    Proceeds from Gulf asset merger                                         --               --          158,214               --
    Production monetization                                                 --               --          148,526               --
    Increase in investment in unconsolidated entities                     (276)            (850)        (127,187)         (18,388)
    Proceeds from the sale of property                                      --               --               --            4,661
                                                                      --------         --------        ---------        ---------
         Net cash used in investing activities                         (39,576)         (29,848)        (597,235)         (92,027)
                                                                      --------         --------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term loans                            (31,617)          (6,503)         531,174            3,088
    Dividends paid                                                      (9,591)         (10,003)         (28,892)         (30,858)
    Proceeds from issuance of long-term debt                                --               --               --           17,000
    Proceeds from issuance of common stock                                  --            2,790               --            2,801
    Retirement of long-term debt                                            --               --               --          (75,000)
    Purchase of treasury stock                                          (3,883)         (10,581)         (21,697)         (65,999)
    Proceeds from exercises under employee
         compensation plans                                              2,029               --           10,995               --
                                                                      --------         --------        ---------        ---------
         Net cash provided by (used in) financing activities           (43,062)         (24,297)         491,580         (148,968)
                                                                      --------         --------        ---------        ---------

Net decrease in cash and cash equivalents                              (94,492)         (20,186)         (12,912)         (95,613)
Cash and cash equivalents at beginning of period                        99,611           (7,638)          18,031          102,444
                                                                      --------         --------        ---------        ---------
Cash and cash equivalents at end of period                            $  5,119         $(27,824)       $   5,119        $   6,831
                                                                      ========         ========        =========        =========

CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)                              $ 26,697         $ 11,430        $  65,905        $  25,802
                                                                      ========         ========        =========        =========
    Income taxes (refund)                                             $  1,218         $ (2,833)       $  19,094        $  (2,316)
                                                                      ========         ========        =========        =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                 ASSETS                                     SEPTEMBER 30,        DECEMBER 31,
                                                                               2000                  1999
                                                                            --------------------------------
                                                                                      (THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                                               $    5,119            $   18,031
    Accounts receivable (less accumulated provision for
      doubtful accounts: 2000, $11,516; 1999, $13,024)                         157,855               148,103
    Unbilled revenues                                                           37,943                46,686
    Inventory                                                                   95,556                40,859
    Deferred purchased gas cost                                                 36,980                29,075
    Prepaid expenses and other                                                  44,237                44,084
                                                                            ----------            ----------

       Total current assets                                                    377,690               326,838
                                                                            ----------            ----------

INVESTMENT IN NONCONSOLIDATED ENTITIES                                         190,744                40,873

PROPERTY, PLANT AND EQUIPMENT                                                2,423,717             2,052,528

    Less accumulated depreciation and depletion                                788,293               831,097
                                                                            ----------            ----------

       Net property, plant and equipment                                     1,635,424             1,221,431
                                                                            ----------            ----------

OTHER ASSETS                                                                   210,477               200,432
                                                                            ----------            ----------

       Total                                                                $2,414,335            $1,789,574
                                                                            ==========            ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                   LIABILITIES AND STOCKHOLDERS' EQUITY                       SEPTEMBER 30           DECEMBER 31,
                                                                                 2000                    2000
                                                                              -----------------------------------
                                                                                               (THOUSANDS)
CURRENT LIABILITIES:
    Short-term loans                                                           $  738,660              $  207,486
    Accounts payable                                                              137,138                  81,444
    Other current liabilities                                                     137,583                 140,600
                                                                               ----------              ----------

        Total current liabilities                                               1,013,381                 429,530
                                                                               ----------              ----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                              281,350                 281,350
    Nonrecourse project financing                                                  17,000                  17,000
                                                                               ----------              ----------
        Total long-term debt                                                      298,350                 298,350

Deferred and other credits                                                        299,112                 293,884

Preferred trust securities                                                        125,000                 125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 80,000 shares; shares issued: September 30, 2000 and
         December 31, 1999, 37,252                                                281,425                 280,617
      Treasury stock, shares at cost: September 30, 2000,
      4,620; December 31, 1999, 4,522                                            (144,615)               (133,913)
      Retained earnings                                                           541,648                 496,072
      Accumulated other comprehensive income                                           34                      34
                                                                               ----------              ----------

      Total common stockholders' equity                                           678,492                 642,810
                                                                               ----------              ----------

      Total                                                                    $2,414,335              $1,789,574
                                                                               ==========              ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                                     Nine Months Ended
                                                       September 30,
                                                2000                   1999
                                          -------------------------------------
                                          (Thousands, except per share amounts)

             Revenue                        $ 1,078,968            $   894,890
                                            ===========            ===========

             Net income                     $    76,139            $    46,048
                                            ===========            ===========

             Earnings per share:

                 Basic                      $      2.34            $      1.34
                                            ===========            ===========

                 Diluted                    $      2.30            $      1.33
                                            ===========            ===========

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


B.       Business Combinations/Dispositions (Continued)

         On April 10, 2000, Equitable combined its Gulf of Mexico operations with Westport Oil and Gas Company for approximately $50 million in cash and approximately 49% minority interest in the combined company. Equitable accounted for this $108.2 million net investment under the equity method of accounting. For the third quarter of 2000, Equitable Resources reported $4.5 million of equity in earnings from its minority ownership in Westport Resources.

         On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership, netting $122.2 million in cash, and retained a minority interest in this partnership. In anticipation of this transaction, the Company had previously entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in approximately $7 million in pre-tax charges recorded as other loss. Equitable accounted for its remaining $26.3 million investment by the equity method of accounting the sales agreement provides. Equitable will receive fees for operating the wells and gathering and marketing the gas on behalf of the purchaser.

C. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the operations of the Company's state-regulated local distribution company, natural gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines, and supply and transportation services for the natural gas market. The Equitable Production segment's activities are comprised of exploration, development, production, gathering and sale of natural gas and oil, and the extraction and sale of natural gas liquids. The NORESCO segment's activities are comprised of cogeneration and power plant development, the development and implementation of energy and water efficiency programs, performance contracting and central facility plant operations. During 1999, the structure of the Company's internal organization changed, causing the composition of the reportable segments to change. Segment information for prior periods has been restated to conform to this change.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.       Segment Disclosure (Continued)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                        2000                1999                 2000                 1999
                                                    -------------------------------------------------------------------------
                                                                                   (Thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                                $233,341             $ 88,540          $  730,141             $533,740
    Equitable Production                                 76,411               60,534             230,470              144,479
    NORESCO                                              34,409               44,107             101,085              123,070
                                                       --------             --------          ----------             --------
        Total                                          $344,161             $193,181          $1,061,696             $801,289
                                                       ========             ========          ==========             ========

INTERSEGMENT REVENUES:
    Equitable Utilities                                $ 42,992             $ 42,826          $  110,158             $ 83,041
    Equitable Production                                  8,564                  593              21,883               11,153
                                                       --------             --------          ----------             --------
      Total                                            $ 51,556             $ 43,419           $ 132,041             $ 94,194
                                                       ========             ========           =========             ========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                                $  1,921             $    596          $   58,735             $ 54,091
    Equitable Production                                 39,985               13,301             103,554               33,341
    NORESCO                                               5,341                4,884               9,662               11,819
                                                       --------             --------          ----------             --------
        Total operating segments                       $ 47,247             $ 18,781          $  171,951             $ 99,251
                                                       ========             ========          ==========             ========

LESS: RECONCILING ITEMS
    Headquarters operating expenses                    $  3,478             $    418          $    6,290             $  3,043
    Equity in nonconsolidated entities                   (4,568)                  --              (4,568)                  --
    Interest expense                                     21,176                8,559              56,210               26,787
    Income tax expenses                                   8,020                4,074              39,550               36,712
                                                       --------             --------          ----------             --------
        Net income                                     $ 19,141             $  5,730          $   74,469             $ 42,709
                                                       ========             ========          ==========             ========


                                                                      September 30,         December 31,
                                                                          2000                  1999
                                                                      ----------------------------------
                                                                                (Thousands)
SEGMENT ASSETS:
    Equitable Utilities                                               $1,036,163            $  914,630
    Equitable Production                                               1,296,485               670,828
    NORESCO                                                              141,675               145,925
                                                                      ----------            ----------

        Total operating segments                                       2,474,323             1,731,383

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable                59,988                58,191
                                                                      ----------            ----------

        Total                                                         $2,414,335            $1,789,574
                                                                      ==========            ==========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



D. Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" delaying the required implementation for the Company until 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133." This statement addresses a limited number of implementation issues.

         The Company is currently completing an analysis of the impact of these pronouncements and it has not yet determined the ultimate effect on the earnings and financial position of the Company.


E. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2000 presentation.

F. Subsequent Event - On October 19, 2000, Westport Resources Corporation priced its IPO of 9.2 million shares of common stock and commenced trading. Of the total volume, 1.4 million shares were secondary shares that were owned by Equitable. Net of the underwriters' commission of 6.75%, Equitable's proceeds from this secondary sale were about $18.5 million pre-tax. The underwriting group associated with the IPO acquired all these shares and has the right to sell additional primary shares which if sold, will reduce Equitable's ownership from approximately 37% to approximately 36% of the 37.4 million shares outstanding.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



OVERVIEW

         Equitable's consolidated net income for the quarter ended September 30, 2000, was $19.1 million, or $0.58 per diluted share, compared with net income of $5.7 million, or $0.17 per diluted share, for the quarter ended September 30, 1999. This represents a 241% increase in earnings per diluted share versus the same period one year ago.

         Earnings per share for the third quarter 2000 include $0.09 from Westport Resources. Excluding this, the resulting Equitable earnings per share of $0.49 is 390% greater than the $0.10 of earnings per share reported for the third period 1999 excluding $0.07 associated with the Gulf of Mexico business that was merged into Westport earlier this year.

         The earnings improvement for the September 2000 quarter is attributable to higher natural gas production and throughput derived from recent acquisitions and increased commodity prices.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

         Equitable Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation, and the unregulated marketing of natural gas.

         On December 15, 1999, the Company acquired the distribution, transmission and production operations of Carnegie Natural Gas. The Carnegie Natural Gas acquisition is complementary to Equitable's plans to grow its core business and increase utilization and operational efficiencies of its local distribution and interstate pipeline operations. The acquisition of Carnegie added approximately 8,000 new distribution customers, 670 miles of transmission and gathering pipeline and approximately 2.3 and 8.4 billion cubic feet (Bcf) of throughput for the three and nine months ended September 30, 2000, respectively. This acquisition is not considered material; therefore, pro forma disclosures have not been provided.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

                                                              Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                          2000                 1999                2000                1999
                                                       -----------------------------------------------------------------------

           FINANCIAL RESULTS (THOUSANDS)

Utility revenues                                        $ 39,062             $ 40,528             $228,929            $233,561
Marketing revenues                                       237,271               90,838              611,370             383,220
                                                        --------             --------             --------            --------
    Total operating revenues                             276,333              131,366              840,299             616,781

Purchased gas costs and revenue related taxes            241,762               98,337              675,773             450,083
                                                        --------             --------             --------            --------
    Net operating revenues                                34,571               33,029              164,526             166,698

Operating and maintenance expense                         15,543               14,761               50,563              52,092
Selling, general and administrative expense               10,284               10,420               33,022              32,350
Depreciation, depletion and amortization                   6,823                7,252               22,206              28,165
                                                        --------             --------             --------            --------
    Total expenses                                        32,650               32,433              105,791             112,607
                                                        --------             --------             --------            --------
Earnings before interest and taxes (EBIT)               $  1,921             $    596             $ 58,735            $ 54,091
                                                        ========             ========             ========            ========

Capital expenditures                                    $  7,468             $  6,378             $ 18,923            $ 16,489

               OPERATING INFORMATION

Total expenses/net operating revenues (%)                  94.44%               98.19%               64.30%              67.55%

Earnings (loss) before interest and taxes
    Distribution                                        $ (2,374)            4 (2,121)            $ 36,437            $ 34,448
    Pipeline                                            $  3,910             $  2,804             $ 16,789            $ 16,155
    Marketing                                           $    385             $    (87)            $  5,509            $  3,488


THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Equitable Utilities had earnings before interest and taxes (EBIT) for the September 2000 quarter of $1.9 million compared to $0.6 million for the 1999 period. Results for the September 1999 quarter benefited from the recognition of the settlement of Equitrans' rate case which included stranded cost recovery that had a positive net result of $0.3 million. Excluding the Equitrans' rate settlement, EBIT for the third quarter 2000 increased $1.6 million over the $0.3 million for the same period a year ago. The increase in 2000 is due primarily to increased throughput as a result of the Carnegie acquisition and increased margins from energy marketing activities.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2000
VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Equitable Utilities had earnings before interest and taxes for the nine months ended September 30, 2000 of $58.7 million compared to $54.1 million for the same period in 1999. The segment's results for the 1999 period included a $3.9 benefit from the previously mentioned Equitrans' rate case settlement, offset, in part, by $2.6 million expended for improvements in the utility segment's operating processes. Excluding the impact of the rate case settlement and process improvement charges, EBIT increased $5.9 million or 11% due principally to higher net operating revenues resulting from the acquisition of Carnegie Natural Gas and increased margins from energy marketing activities. Operating results improved despite warmer than normal weather (normal is based on the 30-year average determined by the National Oceanic and Atmospheric Administration).

DISTRIBUTION OPERATIONS

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                           2000               1999               2000              1999
                                                         ----------------------------------------------------------------

             FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                    $19,080            $17,738           $107,149          $102,711

Operating costs                                            17,039             15,601             57,429            55,506
Depreciation and amortization                               4,415              4,258             13,283            12,757
                                                          -------           - ------           --------          --------

Earnings (loss)before interest and taxes                  $(2,374)           $(2,121)          $ 36,437          $ 34,448
                                                          =======            =======           ========          ========

      OPERATING INFORMATION

Degree days (normal = Qtr - 120, YTD - 3,848)                 163                113              3,276             3,589
Operations and Maintenance (O & M) per customer           $ 59.25            $ 53.79           $ 200.82          $ 198.34

Volumes (MMcf)
   Residential                                              1,963              1,711             17,377            17,586
   Commercial and Industrial                                5,045              2,782             22,663            15,132
                                                          -------            -------           --------          --------
     Total gas sales and transportation                     7,008              4,493             40,040            32,718
                                                          =======            =======           ========          ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenues for the September 2000 quarter increased 8% to $19.1 million compared to $17.7 million for 1999 period. This increase is primarily due to increased throughput as a result of the acquisition of Carnegie Natural Gas.

           Total operating expenses for September 2000 quarter totaled $21.5 million compared to $19.9 million for the same period in 1999. The increase in operating expense levels is primarily due to increased administrative costs and the acquisition of Carnegie Natural Gas.

NINE MONTHS ENDED SEPTEMBER 30, 2000
VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Weather in the distribution service territory for the nine months ended September 30, 2000, was 15% warmer than normal and 9% warmer than last year. Despite the warmer weather, total system throughput increased 7.3 Bcf, versus the same period last year, primarily as a result of the acquisition of Carnegie Natural Gas.

         Net operating revenues for the nine months ended September 30, 2000 increased 4% to $107.1 million compared to $102.7 million for the same period in 1999. This increase is primarily due to the increased throughput mentioned above.

         Total operating expenses for the nine months ended September 30, 2000 were $70.7 million compared to $68.3 million for the same period in 1999. The increase is due primarily to the acquisition of Carnegie Natural Gas, increased provision for performance-related bonuses, and higher administrative costs.


PIPELINE OPERATIONS

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                   2000            1999             2000             1999
                                                 ----------------------------------------------------------

       FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                           $13,284          $13,942          $46,342          $55,798

Operating costs                                    7,014            8,187           20,774           24,378
Depreciation and amortization                      2,360            2,951            8,779           15,265
                                                 -------          -------          -------          -------

Earnings before interest and taxes               $ 3,910          $ 2,804          $16,789          $16,155
                                                 =======          =======          =======          =======

      OPERATING INFORMATION

      Transportation throughput (Mmbtu)           18,459           18,281           57,538           57,952

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenues for the three months ended September 30, 2000, were $13.3 compared to $13.9 million for the same period in 1999. Third quarter 2000 and 1999 net operating revenues include $0.5 million and $1.6 respectively, for the recovery of stranded costs in rates from the previously mentioned Equitrans' rate case settlement. Excluding the impact of the rate settlement, net operating revenues of $12.8 million for the current period increased $0.5 million compared to the same period a year ago. This increase in net operating revenues was primarily due to the acquisition of Carnegie Interstate Pipeline, offset, in part, by reduced revenues from extraction services resulting from a change in contract arrangements.

         Total operating expenses were $9.4 million for the 2000 quarter compared with operating expenses of $11.1 million for the 1999 quarter, a decrease of $1.7 million. Third quarter 2000 and 1999 operating expenses include $0.4 million and $1.2 million respectively, of amortization expense related to the recovery of stranded costs in rates. Excluding the impact of the stranded cost recovery, operating expenses of $9.0 million reflect a decrease of $0.9 million from $9.9 million for the same period a year ago, despite the Carnegie acquisition. The decrease in operating expense for the 2000 quarter was a result of continued focus on productivity improvements.

NINE MONTHS ENDED SEPTEMBER 30, 2000
VS. NINE  MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenues for the nine months ended September 30, 2000, were $46.3 million compared to $55.8 million for the same period in 1999. Net operating revenues for 2000 and 1999 include $3.7 million and $14.5 million respectively, for the recovery of stranded costs in rates from the previously mentioned Equitrans' rate case settlement. Net operating revenues of $42.6 million for the current period, excluding the impact of the rate settlement, increased $1.3 million compared to the same period a year ago. This increase in net operating revenues was primarily due to the acquisition of Carnegie Interstate Pipeline, offset, in part, by lower extraction revenues as described above.

         Total operating expenses were $29.6 million for the nine months ended September 30, 2000 compared with operating expenses of $39.6 million for the 1999 period, a decrease of $10.0 million. The operating expenses for 2000 and 1999 include $3.0 million and $9.9 million, respectively, of amortization expense related to the recovery of stranded costs in rates. In addition, 1999 amounts included $2.6 million in expenses for improvement of utility segment operating processes and consolidation of facilities. Excluding the non-recurring items in both periods, operating expenses of $26.6 million decreased $0.5 million from $27.1 million for the same period last year, due primarily to the segment's continued focus on productivity improvements, despite the Carnegie acquisition.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)


MARKETING OPERATIONS

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                     2000              1999              2000               1999
                                                   ---------------------------------------------------------------

       FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                              $ 2,207           $ 1,351           $ 11,103          $  8,190

Operating costs                                       1,774             1,391              5,450             4,557
Depreciation and amortization                            48                47                144               146
                                                    -------           -------           --------          --------

Earnings (loss) before interest and taxes           $   385           $   (87)          $  5,509          $  3,467
                                                    =======           =======           ========          ========

      OPERATING INFORMATION

Marketed gas sales (MMBtu)                           54,831            32,875            170,208           156,867

Net operating revenues/MMBtu                        $0.0403           $0.0411           $ 0.0652          $ 0.0522


THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenues for the September 2000 quarter increased $0.8 million to $2.2 million compared to $1.4 million in 1999. The increase in net operating revenues is attributable to greater sales volumes associated with asset management activities.

         Operating expenses for the September 2000 quarter totaled $1.8 million, an increase of $0.4 million from the same period in 1999. The increase is due principally to the increased investment in the segment's asset management and retail marketing activities.


NINE MONTHS ENDED SEPTEMBER 30, 2000
VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenues for the nine months ended September 30, 2000, were $11.1 million compared to $8.2 million in 1999, an increase of $2.9 million. This increase is attributable to greater sales volumes associated with asset management activities and higher unit margins. The sale of gas in storage during the first quarter allowed the Company to benefit from the increasing natural gas prices.

         Total operating expenses for the nine months ended September 30, 2000 were $5.6 million compared to $4.7 million for the same period in 1999. The $0.9 million increase in operating expense is due to the increased investment in the segment's asset management and retail marketing activities.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

EQUITABLE PRODUCTION

    Production operations comprise the production, gathering, transportation and sale of natural gas and crude oil through Equitable Production Company (Equitable Production). In 1999, the exploration and production operations conducted by Equitrans were transferred to Equitable Production-East from Equitable Utilities. The financial results of both segments have been restated to reflect the new structure for all periods presented.

    On October 15, 2000, the labor contract with the bargaining unit of Kentucky West Virginia Gas Company expired. See the Labor Relations disclosure in the Capital Resources and Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                               2000              1999               2000                1999
                                                            -------------------------------------------------------------------
Operating revenues                                           $ 84,975           $ 61,127           $252,353            $155,632
Cost of energy purchased                                       10,816              7,525             24,854              18,489
                                                             --------           --------           --------            --------
       Net operating revenues                                  74,159             53,602            227,499             137,143

Operating expenses:
    Operation and maintenance                                   3,160              3,293             10,096               9,530
    Lease operating expense                                    12,543              6,614             33,894              19,399
    Dry hole                                                       --              1,040                  3               2,317
    Exploration expenses                                          261              3,005              3,198               6,024
    Selling, general and administrative                         5,126              9,890             18,327              21,274
    Depreciation, depletion and amortization                   13,084             16,459             51,476              45,258
                                                             --------           --------           --------            --------
       Total operating expenses                                34,174             40,301            116,994             103,802

Operating income                                               39,985             13,301            110,505              33,341
Other loss                                                         --                 --             (6,951)                 --
                                                             --------           --------           --------            --------

Earnings before interest and taxes                           $ 39,985           $ 13,301           $103,554            $ 33,341
                                                             ========           ========           ========            ========

Capital expenditures                                         $ 26,462           $ 15,686           $751,474            $ 55,638

                OPERATING INFORMATION

Natural gas sales (MMcf) - East                                18,832             10,055             56,665              30,485
Natural gas sales (MMcf) - Gulf                                    --              6,711              5,535              18,082
                                                             --------           --------           --------            --------
Crude oil production (000s BBls) - East                           100                110                379                 333
Crude oil production (000s BBls) - Gulf                            --                192                 75                 443
                                                             --------           --------           --------            --------
Natural gas liquids production (000s Gals.) - East              9,779             15,577             27,865              47,198
Natural gas liquids production (000s Gals.) - Gulf                 --              2,503              1,513               6,594
                                                             --------           --------           --------            --------
Produced natural gas and oil (MMcfe) - East                    20,904             11,556             63,458              34,326
Produced natural gas and oil (MMcfe) - Gulf                        --              7,861              5,984              20,742

Average selling prices:
    Natural gas - East (per MMBtu)                           $   3.10           $   2.31           $   2.85            $   2.05
    Natural gas - Gulf (per MMBtu)                           $     --           $   2.50           $   2.51            $   2.11
                                                             --------           --------           --------            --------
    Crude oil - East (per barrel)                            $  25.50           $  16.41           $  23.04            $  13.39
    Crude oil - Gulf (per barrel)                            $                  $  18.09              14.74            $  15.56
                                                             --------           --------           --------            --------
    Natural gas liquids - East (per gallon)                  $   0.31           $   0.31           $   0.33            $   0.26
    Natural gas liquids - Gulf (per gallon)                  $                  $   0.20           $   0.49            $   0.19

LOE/Mcfe Sales - East                                        $  0.646           $  0.447           $  0.550            $  0.442
LOE/Mcfe Sales - Gulf                                        $     --           $  0.233           $  0.243            $  0.243
                                                             --------           --------           --------            --------
G&A/Mcfe Sales - East                                        $  0.264           $  0.771           $  0.283            $  0.497
G&A/Mcfe Sales - Gulf                                              --           $  0.157           $  0.275            $  0.190
                                                             --------           --------           --------            --------
Depletion/MCFE Produced - East                               $  0.495           $  0.406           $  0.513            $  0.426
Depletion/MCFE Produced - Gulf                               $     --           $  1.082           $  1.009            $  1.104

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Equitable Production had earnings before interest and taxes for the September 2000 quarter of $40 million compared to $13.3 million for the 1999 quarter. The segment's positive results were primarily due to increased natural gas production related to the acquisition of Statoil completed February 15, 2000, as described in Note B. The positive results also reflect higher commodity prices during the quarter. These improvements were partially offset by a per Mcfe increase in lease operating expense (LOE), primarily due to the higher severance and ad valorem taxes resulting from higher prices, and the increased depletion as a result of the Statoil acquisition. Additionally, beginning with the second quarter 2000, the results associated with the Gulf operations are accounted for under the equity method as a result of the combination of the Gulf operations with Westport Oil and Gas Company as described in note B.

         Net operating revenues for the third quarter 2000 increased 38% to $74.2 million compared to $53.6 million in 1999. Adjusted for the Gulf operations, which contributed $21.4 million in operating revenues in the 1999 quarter results, the increase in operating revenues is $42 million. The increase was primarily due to increases in production and effective gas prices in Appalachia of 86% and 34%, respectively. The Statoil acquisition added 8.3 billion cubic feet equivalent (Bcfe) of production in the current quarter and accounted for an increase of $32.6 million in net operating revenues. Equitable Production's effective selling prices for natural gas and crude oil increased 34% and 46%, respectively, over third quarter 1999's average selling prices. The increase in average prices resulted in a $9.2 million increase in net operating revenues from prior year. These increases were slightly offset by a 0.9 million decrease in crude oil volumes.

         Operating expenses for the third quarter of 2000 totaled $34.2 million, a decrease of $6.1 million from the same period in 1999. Adjusted for the Gulf operations, which accounted for $16.5 million in operating expenses in the 1999 quarter results, and charges in 1999 totaling $4.6 million related to Appalachian office closing and pipeline deregulation, there is an increase in operating expenses of $15 million. The 2000 operating expenses include approximately $16.3 million associated with the Statoil acquisition. Production expenses in the period increased $3.7 million as a result of increased severance and ad valorem taxes, due to increased production volumes and increased prices. Excluding the impact of increased production taxes, these lease operating expenses per unit were essentially unchanged. Excluding $8.6 million of Gulf expenses and $1.0 million asset impairment recorded in 1999, current quarter depreciation, depletion and amortization (DD&A) increased $5.9 million due to increased production volumes and increased unit depletion, as a result of the Statoil acquisition. Adjusting for the Gulf operations and the 1999 charges, SG&A, on a per unit basis, decreased 24% to $0.26 per thousand cubic feet equivalent (Mcfe) compared to $0.34 per Mcfe in 1999. This is attributable to ongoing process improvements and synergies realized from the acquisition.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000
VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Equitable Production had earnings before interest and taxes for the nine months ended September 30, 2000 of $103.6 million compared to $33.3 million for same period in 1999. The segment's positive results were primarily due to increased natural gas and crude oil production related to the acquisition of Statoil. The positive results also reflect higher commodity prices during the period, partially offset by higher production taxes caused by the higher commodity prices. Additionally, the nine months ended September 30, 2000 includes the results associated with the Gulf operations for only the first quarter. The 1999 earnings before interest and taxes of $33.3 million has been restated to reflect the previously announced transfer of Equitrans production from the Utilities segment.

         Net operating revenues for the nine months ended September 30, 2000 increased 66% to $227.5 million compared to $137.1 million in 1999. Adjusted for the Gulf operations, which contributed $48.5 million in operating revenues in the 1999 year-to-date results, and $17.0 in the current period, the increase in operating revenues is $121.9 million. The increase was primarily due to increased sales volumes related to the Statoil acquisition and higher effective commodity prices. The Statoil acquisition added 25.2 billion cubic feet equivalent (Bcfe) of production in the current year and accounted for an increase of $90.1 million in net operating revenues. Equitable Production's average selling prices for natural gas and crude oil increased 36% and 48%, respectively, over the same period in 1999. The increase in average prices resulted in a $29.5 million increase in net operating revenues from prior year.

         Operating expenses for the period ended September 30, 2000 totaled $117.0 million, an increase of $13.2 million from the same period in 1999. Adjusted for the Gulf operations, which accounted for $40.5 million in 1999 year-to-date results and $10.5 million in the current period, the increase in operating expenses is $43.2 million. The 2000 operating expenses include approximately $42.4 million associated with the Statoil ACQUISITION. Excluding the effect of the Gulf operations and third quarter charges in 1999 and the increase in production taxes due to commodity price increases in 2000, per unit LOE is essentially unchanged and per unit SG&A has decreased for the same reasons as described above.

         On April 10, 2000, Equitable completed the previously announced combination of its Gulf operations with Westport Oil and Gas Company. In the transaction, Equitable received approximately $50 million in cash and a significant minority interest in the combined company. Equitable began accounting for its interest in Westport on the equity method in the second quarter of 2000. This transaction is not considered a significant disposition of assets, and no pro forma disclosures have been provided.

         In the second quarter 2000, Equitable monetized 65 Bcfe of production which netted $122.2 million. This volume represents seven years' production from wells acquired from Statoil that contain just under 200 Bcfe of proved reserves. The proceeds from this sale were be used to pay down acquisition-related short-term debt. Equitable Production will receive upwards of $0.50/Mcf in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser. In anticipation of this transaction, the Company had previously entered into financial hedges covering the first two years of this production. Removal of these hedges upon closing of this transaction resulted in a $7 million pre-tax charge.

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

         NORESCO is currently considering the sale of ERI Services, Inc., whose primary business is providing performance contracting and other services to numerous Federal government agencies. The final determination as to whether a sale will occur will be made in the fourth quarter.

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                        2000               1999                2000               1999
                                                      ------------------------------------------------------------------

         OPERATIONAL DATA (THOUSANDS)

Construction backlog, end of period                    $69,365            $78,714            $ 69,365           $ 78,714
Construction completed                                 $26,949            $35,941            $ 63,586           $109,496

         FINANCIAL RESULTS (THOUSANDS)

Total operating revenues                               $34,409            $44,107            $101,085           $123,070
Contract costs                                          23,683             33,685              74,236             95,657
                                                       -------            -------            --------           --------
    Net operating revenues                              10,726             10,422              26,849             27,413
                                                       -------            -------            --------           --------

Selling, general and administrative (SG&A)
   expenses                                              5,158              4,761              16,851             13,818
Amortization of goodwill                                   961                937               2,939              2,810
Depreciation and depletion                                 409                896                 964              1,272
                                                       -------            -------            --------           --------
    Total expenses                                       6,528              6,594              20,754             17,900

Equity earnings of non-consolidated entities             1,143              1,056               3,567              2,306
                                                       -------            -------            --------           --------

Earnings before interest and taxes                     $ 5,341            $ 4,884            $  9,662           $ 11,819
                                                       =======            =======            ========           ========

Capital expenditures                                   $   105            $  (662)           $  1,487           $    184

              OPERATING INFORMATION

Gross profit margin                                       31.2%              23.6%               26.6%              22.3%
SG&A as a % of revenue                                    15.0%              10.8%               16.7%              11.2%
Development expenses as a % of revenue                     2.4%               1.8%                3.7%               1.8%

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


NORESCO (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000
VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

       The NORESCO segment posted EBIT of $5.3 million compared to the $4.9 million posted in the third quarter last year. The increase in EBIT is primarily attributable to increased gross margin, increased equity in earnings and slightly reduced operating expenses. Total revenue decreased by 22% to $34.4 million compared to $44.1 million in 1999. The decrease in revenues was primarily due to a reduction in construction activity related to the performance contracting business.

       Despite lower revenues, NORESCO's third quarter 2000 gross margin increased to $10.7 million compared to $10.4 million during the September quarter 1999. Gross margin as a percentage of revenue increased to 31% in the September 2000 quarter compared to 24% during the same period in 1999. This positive result was primarily attributable to a gross profit increase in a few operational energy services projects and the shift towards projects with higher gross margins.

       Total expenses for September 2000 were $6.5 million compared to $6.6 million in the September 1999 quarter. This segment's construction backlog declined to $69.4 million compared to $78.7 million a year earlier. However, construction backlog has increased $17.3 million from $52.1 million since the second quarter 2000.



NINE MONTHS ENDED SEPTEMBER, 2000
VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

       The NORESCO segment's earnings before interest and taxes decreased $2.2 million to $9.7 million from the same period last year. This decrease was caused primarily by a decrease in construction activities, an increase in project development expense and the decision to exit the international energy infrastructure development business. These were in part offset by an increase in gross margins on performance contracting construction projects and operational energy infrastructure power plants.

       The increase in operating expenses of $2.9 million, from $17.9 million incurred during the same period last year was primarily due to an increase of $1.6 million in project development costs and $1 million in costs to exit the international energy infrastructure development business during the first quarter of 2000.

       Equity earnings of non-consolidated entities increased by $1.3 million to $3.6 million due to the start of commercial operation for two international energy infrastructure power plants.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

WORKING CAPITAL

         The results of operations of Equitable are primarily impacted by the seasonal nature of Equitable Utilities' distribution operations and the volatility of oil and gas commodity prices.

         Stored natural gas inventory for Distribution Operations and Marketing Operations increased $25.9 million and $25.8 million from December 31, 1999, respectively. These increases are a result of the increased commodity prices and the Company's seasonal injection of natural gas into storage. Accounts payable for these segments increased primarily due to the aforementioned increase in stored natural gas inventory.

         Marketing Operations and Equitable Production experienced an increase in net accounts receivable from December 31, 1999 to September 30, 2000 of $30.4 million and $4.2 million, respectively, as a result of the increased natural gas commodity prices and increased marketed gas sales and production volumes. This was partially offset by a $21.4 million decrease in Distribution and $3.3 million decrease in Pipeline Operations due to the seasonal nature of the Equitable Utilities Distribution and Pipeline Operations.

         The Production segment experienced a decrease in accrued liabilities due to the settlement of transactions related to the Statoil acquisition and the Gulf Assets merger totaling $30.4 million from December 31, 1999 to September 30, 2000.

         Short-term debt has increased in 2000 due to the acquisition of Statoil. However, short-term debt has decreased during the third quarter as the Company continues to replace the short-term debt with a combination of financings and cash from asset sales.

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

         Crude oil, natural gas and natural gas liquids prices are currently at relatively high levels compared to historical averages. As a result, the Company has used swaps and other derivative instruments to lock in prices for the majority of expected production of crude oil and of natural gas liquids for the year 2000.

CAPITAL EXPENDITURES

         The Company expended approximately $100 million in the nine months ended September 30, 2000, compared to $72 million spent in the same period one year ago. Expenditures in both years represented growth projects in the Equitable Production and NORESCO segments, and replacements, improvements and additions to plant assets in the Equitable Utilities segment. Production expended approximately $80 million, Utilities approximately $19 million, and NORESCO $1 million.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


INVESTMENTS IN NON-CONSOLIDATED SUBSIDIARIES

         The NORESCO segment has equity ownership interests in independent power plant (IPP) projects located domestically and in selected foreign countries. Long-term power purchase agreements (PPA's) are signed with the customer whereby they agree to purchase the energy generated by the plant. The length of these contracts ranges from 5 to 30 years. These are generally financed on a project basis with non-recourse financings established at the project subsidiary level.

         As described in Note B, Equitable combined its Gulf of Mexico operations with Westport Oil and Gas Company during the second quarter of 2000. As part of the transaction, Equitable received approximately $50 million in cash, which was used to reduce acquisition-related short-term debt and approximately 49% interest in Westport Resources. For the third quarter of 2000, Equitable reported $4.5 million of equity in earnings from its minority ownership in Westport Resources. This minority interest is included as an investment in non-consolidated entities. These results reflect the June 2000 quarter for Westport. Equitable's fourth quarter will include at least its share of Westport's third quarter earnings and, potentially, also its share of Westport's fourth quarter earnings. In addition, as a result of the Westport IPO (refer to Subsequent Event Disclosure), Equitable's minority interest has decreased to approximately 36-37%. The transaction is not considered a significant disposition of assets, and no pro forma disclosures have been provided.

ACQUISITIONS AND DISPOSITIONS

         In February 2000, the Company acquired the Appalachian production assets of Statoil Energy Inc. for $630 million plus working capital. The Company initially funded this acquisition through short-term debt, to be replaced by a combination of financings and cash from asset sales.

         On April 10, 2000, the Company combined its Gulf operations with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver, as stated above.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


         Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 6.27% during the nine months ended September 30, 2000. The Company maintains a revolving credit agreement with a group of banks providing $500 million of available credit, which expires in 2001. The Company is in the process of obtaining new bank financing. In addition, in January 2000, the Company obtained an additional $500 million, 364-day revolving credit agreement to back the issuance of commercial paper. Effective February 1, 2000, the Company has the authority and credit backing to support a $1 billion commercial paper program. This program is being used to temporarily finance the acquisition of the Appalachian oil and gas properties of Statoil Energy described above, as well as on-going working capital and other short-term financing requirements.

FINANCING

          The Company has adequate borrowing capacity to meet its financing requirements.

CONSOLIDATED EFFECTIVE TAX RATE

          The Company reviews its estimated annual effective tax rate on a quarterly basis. The Company's effective tax rate for the nine months ended September 30, 2000 was 34.7%. The decrease in the effective tax rate reflects a lower rate on international operations and lower state taxes.

LABOR RELATIONS

          On October 15, 2000, the labor contract with the bargaining unit at the Kentucky West Virginia Gas Company (KWV) expired. KWV, a subsidiary of the Company, operates a pipeline and performed contract well-tending for Equitable Production Company in Kentucky. Its results are reported in the Production segment. The union's negotiating committee opted to call a strike. The company presented a proposal, which included a significant early retirement incentive, with the stipulation that it would expire at midnight on November 6, 2000. The company was notified that the union did not accept the offer, which consequently expired. Therefore, no timetable for settlement exists.

          This labor dispute has resulted in production volume loss of approximately 900 MMcf for the 28 days from October 15, 2000 until November 12, 2000. During that same time period, the company also incurred additional net strike-related expenses of $0.4 million. Since the beginning of the strike, the company has been the target of vandalism resulting in damages of approximately $.7 million. As the length of the strike, the extent of vandalism, the company's ability to maintain production volumes, and the amount of any labor settlement are unknown at this time, no determination can be made about the impact on future periods. However, any strike of an extended duration and/or the resolution of this labor dispute are likely to have a significant adverse impact on the results of operations in future periods.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


INFORMATION REGARDING FORWARD LOOKING STATEMENTS


         Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements related to such matters as anticipated financial performance, earnings to be recorded in the fourth quarter for the Company's investment in Westport, future costs savings, growth, and operational matters including labor relations. The company notes that a variety of factors could cause the company's actual results to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities, availability of financing, changes in interest rates, changes in the status of labor negotiations, curtailments or disruptions in production, timing and availability of regulatory and governmental approvals and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary risk exposure is the volatility of future prices for natural gas, crude oil and propane, which can affect the operating results of Equitable through the Equitable Production segment and the unregulated Marketing Operations within the Utilities segment. Due to the increased production volumes through the acquisition of Statoil and the increased natural gas commodity prices from prior year-end, the Company re-evaluated its market risk exposure.

         With respect to derivatives held by the Company as of September 30, 2000, a decrease of 10% in the market price of natural gas, crude oil and propane from the September 30, 2000 levels would increase the fair value of the natural gas instruments by approximately $10.6 million and would increase the fair value of the crude oil instruments and the propane instruments by approximately $.5 million, respectively.

         The above analysis of the energy derivatives utilized for risk management purposes does not include the unfavorable impact that the same hypothetical price movement would have on the Company and its subsidiaries' physical purchases and sales of natural gas. The portfolio of energy derivatives held for risk management purposes approximates the notional quantity of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods. Furthermore, the energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, a favorable impact to the fair value of the portfolio of energy derivatives held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by an unfavorable impact on the underlying hedged physical transactions, assuming the energy derivatives are not closed out in advance of their expected term, the energy derivatives continue to function effectively as hedges of the underlying risk, and as applicable, anticipated transactions occur as expected.

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

         The Company's amount of variable rate short-term debt has increased dramatically in 2000 due to the acquisition of Statoil, as described in Note B, increasing the Company's exposure to changes in interest rates. Based on the September 30, 2000 Short-term loans balance, the impact on interest expense of a 10% increase in average rate would be $4.8 million. However, as previously disclosed, the Company plans to significantly reduce short-term debt by alternative financing and/or sale of assets in the fourth quarter.

                           PART II. OTHER INFORMATION


Item 5.      Other Information

             At its meeting on July 19, 2000, the Board of Directors appointed George L. Miles, Jr. as a director and as a member of the Audit Committee until the next Annual Meeting of Shareholders.


Item 6.      Exhibits and Reports on Form 8-K

            (a)      Exhibits:

            10.1 Equitable Resources, Inc. Breakthrough Long Term Incentive Plan (as amended and restated)

            10.2 Change of Control Agreement dated October 30, 2000 by and between Equitable Resources, Inc. and Philip P. Conti


            (b)      Reports on Form 8-K during the quarter ended September 30,
                     2000:

                     Form 8-K current report dated August 21, 2000, announcing the appointment of Philip P. Conti to the position of Vice President, Finance and Treasurer for Equitable Resources.

                                    SIGNATURE





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            EQUITABLE RESOURCES, INC.
                                      ------------------------------------
                                                 (Registrant)





                                              /s/ David L. Porges
                                      ------------------------------------
                                                David L. Porges
                                           Executive Vice President
                                          and Chief Financial Officer









Date:  November 13, 2000

                                INDEX TO EXHIBITS



Exhibit No.             Document Description
--------------------------------------------------------------------------------



10.1          Equitable Resources, Inc. Breakthrough             Filed Herewith
              Long Term Incentive Plan (as amended
              and restated)

10.2          Change of Control Agreement dated                  Filed Herewith
              October 30, 2000 by and between
              Equitable Resources, Inc and Philip P. Conti

27            Financial Data Schedule for the Period             Filed Herewith
              Ended September 30, 2000