Form 10-K
period 2000-12-31
EQUITABLE RESOURCES INC /PA/
filed 2001-03-15
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                ON WHICH REGISTERED
    -------------------                                -------------------
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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2001: $1,886,728,416

         The number of shares outstanding of the issuer's classes of common stock as of January 31, 2001: 32,533,034

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III, a portion of Item 10 and Items 11, 12 and 13 are incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on May 17, 2001 to be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000, except for the performance graph, Compensation Committee Report, Audit Committee Report and the Audit Committee Charter.

Index to Exhibits - Page 70

                                TABLE OF CONTENTS

                                     PART I

Item 1   Business........................................................................3
Item 2   Properties......................................................................9
Item 3   Legal Proceedings..............................................................10
Item 4   Submission of Matters to a Vote of Security Holders............................10
         Executive Officers of the Registrant...........................................11

                                PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters..........12
Item 6   Selected Financial Data........................................................12
Item 7   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................13
Item 7A  Qualitative and Quantitative Disclosures About Market Risk.....................30
Item 8   Financial Statements and Supplementary Data....................................32
Item 9   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................66

                               PART III

Item 10  Directors and Executive Officers of the Registrant.............................67
Item 11  Executive Compensation.........................................................67
Item 12  Security Ownership of Certain Beneficial Owners and Management.................67
Item 13  Certain Relationships and Related Transactions.................................67

                                PART IV

Item 14  Exhibits and Reports on Form 8-K...............................................68
         Index to Financial Statements Covered by Report of Independent Auditors........68
         Index to Exhibits..............................................................70
         Signatures.....................................................................75

                                     PART I

ITEM 1. BUSINESS

       Equitable Resources, Inc. (Equitable or the Company) is an integrated energy company, with emphasis on Appalachian area natural gas production and transportation, natural gas distribution and transmission, and energy services marketing in the northeastern section of the United States. The Company also has an interest in another public company with exploration and production interests in the Gulf of Mexico and Rocky Mountain areas and energy service management projects in selected United States and international markets. The Company and its subsidiaries offer energy (natural gas, natural gas liquids and crude oil) products and services to wholesale and retail customers through three primary business segments: Equitable Utilities, Equitable Production and NORESCO. The Company and its subsidiaries had 1,614 employees at the end of 2000.

       The Company was formed under the laws of Pennsylvania by the consolidation and merger in 1925 of two constituent companies, the older of which was organized in 1888. In 1984, the corporate name was changed to Equitable Resources, Inc.


EQUITABLE UTILITIES

       Equitable Utilities contains both regulated and nonregulated operations. The regulated group consists of the distribution and interstate pipeline operations, while the unregulated group is involved in nonjurisdictional marketing and trading of natural gas, risk management activities and the sale of energy-related products and services. Equitable Utilities generated 41% of the Company's net operating revenues in 2000.


     NATURAL GAS DISTRIBUTION

       Equitable Utilities' distribution operations are carried out by Equitable Gas Company (Equitable Gas), a division of the Company. The service territory for Equitable Gas includes southwestern Pennsylvania, municipalities in northern West Virginia and field line sales in eastern Kentucky. The distribution operations provide natural gas services to more than 275,000 customers, comprised of 257,000 residential customers and 18,000 commercial and industrial customers.

       Equitable Gas' natural gas portfolio includes short-term, medium-term and long-term natural gas supply contracts obtained from various sources including purchases from major and independent producers in the Southwest, purchases from local producers in the Appalachian area, purchases from gas marketers, and third party underground storage fields.

       Because many of its customers use natural gas for heating purposes, Equitable Gas' revenues are seasonal, with approximately 65% of calendar year 2000 revenues occurring during the winter heating season from November through March. Significant quantities of purchased natural gas are placed in underground storage inventory during off-peak season to accommodate higher customer demand during the winter heating season.


     INTERSTATE PIPELINE

       The interstate pipeline operations of Equitable Utilities include the natural gas transmission and storage activities of Equitrans, L.P. (Equitrans) and Carnegie Interstate Pipeline Company, which are regulated by the Federal Energy Regulatory Commission (FERC). The pipeline division offers gas transportation, storage and related services to its affiliates and end users in the Northeast.

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

       The pipeline operations consist of approximately 2,800 miles of transmission, storage and gathering lines, and interconnections with five major interstate pipelines. Equitrans also has 15 natural gas storage reservoirs with approximately 500 million cubic feet (MMcf) per day of peak delivery capability.

     ENERGY MARKETING

       Equitable Utilities' unregulated marketing operation, Equitable Energy, purchases, stores and markets natural gas at both the retail and wholesale level, primarily in the Appalachian and mid-Atlantic regions. Services and products offered by the marketing division include commodity procurement and delivery, physical natural gas management operations and control, and customer support services to the Company's energy customers. To manage the price exposure risk of its marketing operations, the Company engages in risk management activities including the purchase and sale of financial energy derivative products. Because of this activity, the energy marketing division is also able to offer energy price risk management services to its larger industrial customers.

       In conjunction with these activities, the Company also engages in limited trading activity. Equitable Energy uses prudent asset management to leverage the Company's assets through trading activities. Trading activities are entered into with the objective of profiting from exposure to shifts in market prices.


     RATES AND REGULATION

       Equitable's distribution rates, terms of service, contracts with affiliates and issuance of securities are regulated primarily by the Pennsylvania Public Utility Commission (PUC), along with the Kentucky Public Service Commission and the Public Service Commission of West Virginia. Pipeline safety is generally regulated by the rules of the Federal Department of Transportation and/or by the state regulatory commission. The Occupational and Health and Safety Administration (OSHA) also imposes certain additional safety regulations.

       The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates, storage tariffs and various other matters, primarily by the FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC's regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas. For additional discussion of regulatory matters involving Equitable Utilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).


     ACQUISITIONS AND DIVESTITURES

       On December 15, 1999, Equitable acquired the distribution, transmission and production operations of Carnegie Natural Gas and subsidiaries (Carnegie) for $40.0 million, including transaction costs. The Carnegie acquisition is complementary to Equitable's plans to grow its core business and increase utilization and operational efficiencies of its local distribution and interstate pipeline operations. The acquisition of Carnegie added approximately 8,000 new distribution customers. See Note G to the consolidated financial statements for additional information related to the Carnegie acquisition.


     COMPETITIVE ENVIRONMENT

       Various regulatory and market trends have combined to increase competition in markets served by Equitable Gas. In addition, Equitable Gas faces price competition with other energy forms. The changes precipitated by the FERC restructuring of the natural gas industry in Order No. 636 have significantly increased competition in the natural gas industry. In the restructured marketplace, competition is increasing to provide natural gas sales to commercial and residential customers. However, since Equitable Gas has been managing a transportation service and gas supply risk for a number of years, the transition to a more competitive environment under Order No. 636 has not had a significant impact on its operations. Equitable Gas has responded to this competitive environment by offering a variety of firm and interruptible services, including natural gas transportation, supply pooling, balancing and brokering to industrial and commercial customers.

       Gas industry competition at the retail level is receiving increased attention from both regulators and legislators. In June 1999, Pennsylvania Governor Tom Ridge signed into law the Natural Gas Choice and Competition Act (the Act) which required local natural gas distribution companies to extend the availability of natural gas transportation service to residential and commercial customers by July 1, 2000, pursuant to a PUC-approved plan. In accordance with the Act, Equitable Gas made its restructuring filing on August 16, 1999. The filing was generally a restatement of Equitable Gas' existing tariff previously in effect. The tariff provides for recovery of costs associated with Equitable Gas' existing pipeline capacity and natural gas supply contracts. After negotiations with intervenors, settlement was reached with all parties. The PUC entered an opinion and order adopting the settlement, and Equitable Gas' restructured rates and services became effective July 1, 2000.


EQUITABLE PRODUCTION

       Equitable Production develops, produces and delivers natural gas and crude oil, with operations in the Appalachian region of the United States. It also engages in natural gas gathering and interstate transportation and the processing and sale of natural gas liquids. Equitable Production generated approximately 53% of the Company's net operating revenues in 2000.

       Equitable Production is one of the largest owners of proved natural gas reserves in the Appalachian Basin. The Company's exploration and production properties are located in the Appalachian Basin, which is the oldest and geographically one of the largest natural gas producing regions in the United States. Equitable Production currently owns 8,274 net producing wells in Appalachia. As of December 31, 2000, the Company estimates the total proved reserves to be 2,206 billion cubic feet equivalent (Bcfe), including undeveloped reserves of 602 Bcfe.

       The areas in which the Company's Appalachian properties are located are characterized by wells with comparatively low rates of annual decline in production, low production costs and high British thermal unit (Btu), or energy content. Once drilled and completed, wells in the Appalachian Basin typically have low ongoing operating and maintenance requirements and minimal capital expenditures. These formations are characterized by slow recovery of the reserves in place, low rates of production and wells that generally produce for longer than 20 years and often more than 50 years. Many of the Company's wells in these areas have been producing for many years, in some cases since the early 1900's. Reserve estimates for properties with long production histories are generally more reliable than estimates for properties with shorter histories.

       Substantially all of the Appalachian wells are relatively shallow, with depths ranging from 1,000 to 7,000 feet below the surface. Many of these wells are completed in more than one producing zone and production from these zones may be mixed or commingled. Commingled production lowers producing costs on a per unit basis compared to isolated zone completions. The average Btu content for each cubic foot of natural gas produced from the Company's Appalachian properties is approximately 1,130 at the well-head, which has historically provided an average 13% premium over the standard measure of 1,000 Btu per cubic foot when calculating realized prices on a per thousand cubic feet (Mcf) basis.

       The productive lives of producing natural gas properties are often compared using their reserve-to-production index. This index is calculated by dividing total proved reserves of the property by annual production for the prior 12 months. The reserve-to-production index for the underlying properties at December 31, 2000 was approximately 23 years. This reserve-to-production index shows a relatively long producing life compared to an average index of 13 years for U.S. natural gas properties at year-end 1999. Because production rates naturally decline over time, the reserve-to-production index may not be a useful estimate of how long properties should economically produce. Based on the Company's reserve report, production from the underlying properties is expected to continue for at least 50 more years.

       Equitable Production currently has an inventory of 3.7 million gross acres, of which approximately 71% have not been developed. As of December 31, 2000, the Company estimated the proved undeveloped reserves of the underlying leases to be 602 Bcfe from 1,800 proved undeveloped drilling locations. In the last three years, Equitable Production has completed approximately 99% of the wells it has drilled in Appalachia.

       In December 1999, the unregulated production properties and well operations of Equitable Utilities' Equitrans pipeline division were transferred to Equitable Production (Appalachian). These properties include 800 producing natural gas wells and 38.9 Bcfe of proved developed reserves.


     ACQUISITIONS AND DIVESTITURES

       In February 2000, the Company acquired the Appalachian production assets of Statoil Energy Inc. (Statoil) for $630 million plus working capital adjustments for a total of $677 million. Statoil's operations consisted of approximately 1.2 trillion cubic feet of proven natural gas reserves and 6,500 gross natural gas wells in West Virginia, Kentucky, Virginia, Pennsylvania and Ohio.

       In April 2000, the Company combined its Gulf of Mexico operations with Westport Oil and Gas Company for $50 million in cash and approximately 49% interest in the combined company, Westport Resources Corporation (Westport). In October 2000, Westport had a successful initial public offering (IPO) of its shares. Equitable sold 1.325 million shares in this IPO for an after-tax gain of $4.3 million. Equitable now owns 13.911 million shares, or approximately 36% interest in the Company. Equitable's equity in Westport was $130.1 million as of December 31, 2000.

       On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership that netted $122.2 million in cash and retained a minority interest in this partnership. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Prior to this transaction, the Company entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in a $7.0 million pretax charge recorded as other loss. Equitable accounted for its remaining $26.3 million investment under the equity method of accounting. Equitable estimates that it will receive $6.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

       In December 2000, Equitable sold 133.3 Bcfe of reserves acquired from Statoil to a trust for proceeds of $255.8 million and a minority interest in this trust. In anticipation of this transaction, the Company had previously entered into financial hedges. Removal of these hedges upon closing of this transaction resulted in a $57.7 million charge that was equally offset against the gain recognized on the sale of these properties. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Equitable accounted for its $36.2 million investment under the equity method of accounting. Equitable estimates that it will receive $12.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

       In 2000, the Company entered into two natural gas advance sale contracts for 48.7 MMcf of reserves. The Company is required to deliver certain quantities of natural gas during the term of the contracts. The first contract is for five years with net proceeds of $104.0 million. The second contract is for three years with net proceeds of $104.8 million. As such, these contracts were recorded as prepaid gas forward sales and are being recognized in income as deliveries occur. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition.

       See Notes F, G and I to the consolidated financial statements for additional information relating to the Company's acquisitions and divestitures.

     COMPETITIVE ENVIRONMENT

       The combination of its long-lived production, low drilling costs, high drilling completion rates at shallow depths and proximity to natural gas markets has had a substantial impact on the development of the Appalachian Basin resulting in a highly fragmented operating environment. In 2000, Kentucky and West Virginia had approximately 3,000 independent operators and 90,000 producing natural gas and oil wells. Also, the historical availability of tax incentives has resulted in extensive drilling in the shallow formations with these low technical risk characteristics.


     HEDGING ACTIVITIES

       Equitable has historically entered into hedging contracts with respect to its natural gas and crude oil production at specified prices for a specified period of time. The Company's hedging strategy and information regarding derivative instruments used are outlined below in Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," and in Note B to the consolidated financial statements.


NORESCO

       NORESCO provides energy and energy-related products and services that are designed to reduce its customers' operating costs and improve their productivity. NORESCO's customers include commercial, governmental, institutional and industrial end-users. NORESCO operates in a highly competitive market segment, with a significant number of companies, including affiliates of large energy companies that have entered this market in recent years. NORESCO provided approximately 6% of the Company's net operating revenues in 2000.

       The segment's performance contracting group provides outsourced solutions for energy conservation and efficiency. Guaranteed energy savings are used to pay for implementation of new energy-efficient equipment and systems. Performance Contracting provides a "turnkey" solution including engineering analysis, project management, construction, financing, operations and maintenance, and energy savings metering, monitoring and verification. This is a growing market, primarily in the public sector, with a considerable opportunity in the Federal Government sector. NORESCO has significant federal contracts and continues to pursue opportunities in this market.

       The segment's energy infrastructure group develops and operates private power, cogeneration and central plant facilities in the United States and operates private power plants in selected international countries. These projects serve a diverse clientele including hospitals, universities, commercial and industrial customers and utilities. NORESCO's capabilities offer a "turnkey" approach to energy infrastructure programs including project development, equipment selection, fuel procurement, environmental permitting, construction, financing and operations and maintenance. Some of these projects are held through equity in nonconsolidated investments.

       At the end of 2000, NORESCO employed 324 people. Revenue backlog increased to $91.0 million at year-end 2000 from $71.0 million at the end of 1999. A substantial portion of the backlog is expected to be completed within the next 18 months.


DISCONTINUED OPERATIONS

       In December 1998, the Company sold its natural gas midstream operations. The operations included an integrated gas gathering, processing and storage system in Louisiana and a natural gas and electricity trading and marketing business based in Houston, Texas, with an office in Calgary. These businesses are classified in the consolidated financial statements as discontinued operations. See Note E to the consolidated financial statements for additional information relating to the discontinued operations.

OPERATING REVENUES

       Operating revenues as a percentage of total operating revenues for each class of products and services greater than 10% of three business segments during the years 2000 through 1998 are as follows:

                                        2000      1999     1998
                                        ----      ----     ----
Equitable Utilities:
  Residential natural gas sales ......   15%       19%       26%
  Marketed natural gas equivalents ...   53        33        29
Equitable Production:
  Produced natural gas ...............   13        13        13
NORESCO:
  Energy service contracting .........    8        16        13

       The Company believes that a better understanding of business segments revenue contributions can be obtained by analysis of net revenues by class of products and services.

                                          2000    1999    1998
                                          ----    ----    ----
   Equitable Utilities:
     Residential natural gas sales.......  14%     16%     21%
     Transportation .....................  12      18      13
     Marketed natural gas................  15       8      10
   Equitable Production:
     Produced natural gas equivalents....  40      30      29
   NORESCO:
     Energy service contracting..........   6       8       7


       See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes U and V to the consolidated financial statements in Part II, Items 7 and 8, respectively, for financial information by business segment and information regarding environmental matters.

ITEM 2. PROPERTIES

       Principal facilities are owned by the Company's business segments, with the exception of various office locations and warehouse buildings. A limited amount of equipment is also leased. The majority of transmission, storage and distribution pipelines are located on or under (1) public highways under franchises or permits from various governmental authorities, or (2) private properties owned in fee, or occupied under perpetual easements or other rights acquired for the most part without examination of underlying land titles. The Company's facilities have adequate capacity, are well maintained and, where necessary, are replaced or expanded to meet operating requirements.

       Equitable Utilities. This segment owns and operates natural gas distribution properties as well as other general property and equipment in Pennsylvania, West Virginia and Kentucky. The segment also owns and operates underground storage and transmission facilities in Pennsylvania and West Virginia.

       Equitable Production. This business segment owns or controls all of the Company's acreage of proved developed and undeveloped natural gas and oil production properties principally located in the Appalachian region. In addition, Kentucky West Virginia Gas Company, LLC owns and operates gathering and transmission properties as well as other general property and equipment in Kentucky. Equitable Production's properties also include hydrocarbon extraction facilities in Kentucky with a 100-mile liquid products pipeline that extends into West Virginia. Information relating to Company estimates of natural gas and crude oil reserves and future net cash flows is provided in Note X to the consolidated financial statements in Part II.

       Natural Gas and Crude Oil Production:
                                                                                   2000         1999         1998
                                                                                   ----         ----         ----
       Natural Gas    MMcf produced...........................................     87,134      66,328       59,893
                      Average sales price per Mcfe sold.......................    $  2.87     $  2.39      $  2.41
       Crude Oil      Thousands of barrels produced...........................        497       1,070          974
                      Average sales price per barrel..........................    $ 21.75     $ 15.53      $ 13.59

       Average production cost (lifting cost) of natural gas and crude oil during 2000, 1999 and 1998 was $.509, $.373, and $.462 per Mcf equivalent, respectively.

                                                                                   NATURAL GAS          OIL
                                                                                 ----------------   -------------
       Total productive wells at December 31, 2000:
         Total gross productive wells.........................................        12,433             551
         Total net productive wells(a)........................................         7,791             483

       Total acreage at December 31, 2000:....................................
         Total gross productive acres.........................................               1,089,263
         Total net productive acres...........................................               1,078,558
         Total gross undeveloped acres........................................               2,623,942
         Total net undeveloped acres..........................................               2,377,888

      (a) Reflects 2,320 wells which are subject to a term net profits interest and 2,017 wells which are subject to a term assignment of production which reduce the Company's interest in the wells.

       Number of net productive and dry exploratory and development wells drilled:

                                                                                      2000       1999        1998
                                                                                      ----       ----        ----
       Exploratory wells:
         Productive...........................................................          --         3.5        4.3
         Dry..................................................................         1.0         0.8        5.0
       Development wells:
         Productive...........................................................       284.6       118.6       74.6
         Dry..................................................................         2.0          --        2.0

       No report has been filed with any federal authority or agency reflecting a 5% or more difference from the Company's estimated total reserves.

       NORESCO. NORESCO is based in Westborough, Massachusetts, and leases offices in 17 locations throughout the United States.

       Headquarters. The headquarters is located in leased office space in Pittsburgh, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

       In May 1998, the jury in U.S. Gas Transportation, Inc. v. Equitable Resources Marketing Company, a breach of contract action filed in the Judicial District Court of Dallas County, Texas, in July 1996, returned a verdict against the Company in the amount of $4.36 million. On motion by the Company, the judge subsequently reduced the award to $762,000 on which final judgment was entered, together with $550,000 in attorneys' fees. The case is on appeal.

       In Interstate Natural Gas Company v. Equitable Resources Energy Company et. al. (including Kentucky West Virginia Gas Company), a royalty case filed in June 1995 in the Kentucky Circuit Court in Floyd County, the judge granted plaintiff's motion for summary judgment against the Company for breach of fiduciary duty and contract unconscionability. In late 1998, the court entered judgment for damages totaling $1.9 million. After posting a guarantee of $2.6 million (including estimated postjudgment interest), the Company appealed to the Kentucky Court of Appeals. During 2000, the Kentucky Court of Appeals reduced this judgment from approximately $1.9 million to approximately $250,000 plus interest. On September 25, 2000, the Company filed a motion for discretionary review with the Kentucky Supreme Court.

       There are no other pending legal proceedings likely to have a material effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT


            Name and Age                             Title                            Business Experience
            ------------                             -----                            -------------------
Philip P. Conti (41)                   Vice President, Finance and        Elected to present position August 21, 2000; Director of
                                       Treasurer                          Planning and Development from June 1, 1998, Assistant
                                                                          Treasurer - Finance from January 19, 1996.

James M. Funk (51)                     Senior Vice President              Elected to present position July 19, 2000; President,
                                                                          Equitable Production Company from June 12, 2000;
                                                                          President, J.M. Funk & Associates, Inc. from January 1999;
                                                                          President, Shell Continental Companies from January 1998;
                                                                          President and Chief Executive Officer, Shell Midstream
                                                                          Enterprises, Inc. from April 1996; Vice President and
                                                                          General Manager, Shell Offshore, Inc. from October 1991.

Murry S. Gerber (48)                   Chairman, President and            Elected to present position May 30, 2000; President and
                                       Chief Executive Officer            Chief Executive officer from June 1, 1998; Chief Executive
                                                                          Officer of Coral Energy, Houston, TX, from November 1995.

Joseph E. O'Brien (48)                 Vice President                     Elected to present position January 18, 2001; President,
                                                                          Northeast Energy Services, Inc. from January 17, 2000;
                                                                          Senior Vice President, Construction & Engineering from
                                                                          June 14, 1993.

Johanna G. O'Loughlin (54)             Vice President, General            Elected to present position May 26, 1999; Vice President
                                       Counsel and Secretary              and General Counsel from December 19, 1996; Deputy General
                                                                          Counsel from April 1996; Senior Vice President and General
                                                                          Counsel of Fisher Scientific Company, Pittsburgh, PA, from
                                                                          June 1986.

David L. Porges (43)                   Executive Vice President and       Elected to present position February 1, 2000; Senior Vice
                                       Chief Financial Officer            President and Chief Financial Officer from July 1, 1998;
                                                                          Managing Director, Bankers Trust Corporation, Houston, TX,
                                                                          and New York, NY, from December 1992.

Gregory R. Spencer (52)                Senior Vice President and          Elected to present position May 23, 1996; Vice President -
                                       Chief Administrative Officer       Human Resources and Administration from May 1995.

----------------
Officers are elected annually to serve during the ensuing year or until their successors are chosen and qualified. Except as indicated, the officers listed above were elected on May 17, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is listed on the New York Stock Exchange and the Philadelphia Stock Exchange. The high and low sales prices reflected in the New York Stock Exchange Composite Transactions as reported by The Wall Street Journal, and the dividends declared and paid per share, are summarized as follows (in U.S. dollars per share):

                                                         2000                                    1999
                                           ---------------------------------        ----------------------------------
                                            HIGH         LOW       DIVIDEND           HIGH         LOW       DIVIDEND
                                            ----         ---       --------           ----         ---       --------
1st Quarter......................          $46.00       $32.25      $0.295           $29.75       $24.25     $0.295
2nd Quarter......................           52.88        41.63       0.295            37.75        23.25      0.295
3rd Quarter......................           63.44        46.81       0.295            39.00        35.94      0.295
4th Quarter......................           66.75        55.75       0.295            38.38        32.56      0.295

       As of February 28, 2001, there were approximately 4,908 shareholders of record of the Company's common stock.

       The indentures under which the Company's long-term debt is outstanding contain provisions limiting the Company's right to declare or pay dividends and make certain other distributions on, and to purchase any shares of, its common stock. Under the most restrictive of such provisions, $565 million of the Company's consolidated retained earnings at December 31, 2000 was available for declarations or payments of dividends on, or purchases of, its common stock.

       The Company anticipates dividends will continue to be paid on a regular quarterly basis.

ITEM 6. SELECTED FINANCIAL DATA

                                                    2000              1999             1998            1997            1996
                                                  ----------       ----------       ----------       ----------       ----------
                                                                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating revenues ...........................    $1,652,218       $1,042,013       $  851,811       $  886,525       $  854,822
                                                  ==========       ==========       ==========       ==========       ==========
Net income (loss) from continuing
   operations (a) ............................    $  106,173       $   69,130       $  (27,052)      $   74,187       $   53,527
                                                  ==========       ==========       ==========       ==========       ==========
Net income (loss) from continuing
   operations per common share:

     Basic ...................................    $     3.26       $     2.03       $    (0.73)      $     2.06       $     1.52
                                                  ==========       ==========       ==========       ==========       ==========
     Assuming dilution .......................    $     3.20       $     2.01       $    (0.73)      $     2.05       $     1.52
                                                  ==========       ==========       ==========       ==========       ==========
Total assets .................................    $2,455,850       $1,789,574       $1,860,856       $2,328,051       $2,096,299
Long-term debt ...............................    $  287,789       $  298,350       $  281,350       $  417,564       $  422,112
Preferred trust securities ...................    $  125,000       $  125,000       $  125,000       $       --       $       --
Cash dividends paid per share of
   common stock ..............................    $     1.18       $     1.18       $     1.18       $     1.18       $     1.18

---------

     (a) Includes nonrecurring items in 1998 and 1997, as described in previous filings of the Form 10-K.

     Excludes discontinued operations and extraordinary items recognized in 1998 and 1997, as described in previous filings of the Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

       Equitable's consolidated net income from continuing operations for 2000 was $106.2 million, or $3.20 per diluted share, compared with $69.1 million, or $2.01 per diluted share, for 1999 and a loss of $(27.1) million, or $(0.73) per diluted share, for 1998.

       The improved 2000 earnings are due to increased natural gas production attributable to the acquisition of Statoil's Appalachian oil and gas properties; higher commodity prices; increased throughput associated with the Carnegie acquisition; and lower operating and administrative expenses throughout the organization due to continuing process improvement efforts in all significant business units. The 2000 earnings were partially offset by increased performance-related incentive costs that were not allocated to business segments.

       Earnings for 1999 increased over 1998 as a result of increased natural gas production; increased throughput in the regulated distribution operations primarily due to colder weather; lower exploration costs; and lower operating and administrative expenses throughout the organization due to prior years' restructuring efforts.


     BUSINESS SEGMENT RESULTS

       Business segment operating results are presented in the segment discussions and financial tables on the following pages. Headquarters operating expenses are billed to operating segments based on a fixed allocation of the annual operating budget. Differences between budget and actual expenses are not allocated to operating segments. In 2000, certain performance-related incentive costs totaling $11.2 million were not allocated. Prior periods have been reclassified to conform to the current presentation.


EQUITABLE UTILITIES

       Equitable Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation, and the unregulated marketing of natural gas.


     NATURAL GAS DISTRIBUTION

       The local distribution operations of Equitable Gas Company (Equitable
Gas) and Carnegie Natural Gas Company (Carnegie Gas), subsidiaries of the Company, provide natural gas services in southwestern Pennsylvania and in municipalities in northern West Virginia. In addition, Equitable Gas provides field line sales in eastern Kentucky. Both Equitable Gas and Carnegie Gas are subject to rate regulation by state regulatory commissions in Pennsylvania, West Virginia and Kentucky.

       Gas industry competition at the retail level is receiving increased attention from both regulators and legislators. In June 1999, Pennsylvania Governor Tom Ridge signed into law the Natural Gas Choice and Competition Act (the Act), which required local natural gas distribution companies to extend the availability of natural gas transportation service to residential and commercial customers by July 1, 2000, pursuant to a PUC-approved plan. In accordance with the Act, Equitable Gas made its restructuring filing on August 16, 1999. The filing was generally a restatement of Equitable Gas' existing tariff previously in effect. The tariff provides for recovery of costs associated with Equitable Gas' existing pipeline capacity and natural gas supply contracts. After negotiations with intervenors, settlement was reached with all parties. The PUC entered an opinion and order adopting the settlement, and Equitable Gas' restructured rates and services became effective July 1, 2000.


     INTERSTATE PIPELINE

       The pipeline operations of Equitrans, L.P. (Equitrans) and Carnegie Interstate Pipeline (Carnegie Pipeline), subsidiaries of the Company, are subject to rate regulation by the FERC. Under present rates, a majority of the annual costs are recovered through fixed charges to customers. Equitrans filed a rate case in April 1997, which addressed the recovery of certain stranded plant costs related to the implementation of FERC Order No. 636. The requested rates were placed into effect in August 1997, subject to refund, pending the issuance of a final order. On April 29, 1999, the FERC approved, without modification, the joint stipulated settlement agreement resolving all issues in the proceeding.

       The approved settlement provides for prospective collection of increased gathering charges. In addition, the settlement provides Equitrans the opportunity to retain all revenues associated with interruptible transportation and negotiated rate agreements, as well as moving its gathering charge toward a cost based rate. In the second quarter of 1999, Equitrans recorded the final settlement of the rate case. The final settlement includes the adjustment of the prior provisions for refund and recognition of the previously deferred revenues and costs related to the stranding of certain gathering facilities.

       During 1999, the Company owned a third interstate pipeline, Three Rivers Pipeline Company, which was interconnected with Equitrans. On November 29, 1999, Equitrans filed an application with the FERC to acquire and operate the assets of Three Rivers Pipeline Company that was granted by an order dated April 13, 2000.


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

       In conjunction with these activities, the Company also engages in limited trading activity. Equitable Energy uses prudent asset management to leverage the Company's assets through trading activities. Trading activities are entered into with the objective of profiting from shifts in market prices.


     CAPITAL EXPENDITURES

       Equitable Utilities has set the 2001 capital expenditure level at $60.8 million, a 114% increase over capital expenditures of $28.4 million for 2000. The 2001 capital expenditures include $29.5 million for the distribution operations, $6.0 million for pipeline operations, including maintenance and improvements to existing lines and facilities, and approximately $25.3 million for new business development opportunities and technology improvements.


     EQUITABLE UTILITIES

                                                                             YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                  2000              1999                1998
                                                                  ----              ----                ----
                      OPERATIONAL DATA

Operating expenses/net revenues ......................              60.85%            64.62%             75.51%
Capital expenditures (Thousands)......................         $   28,436          $ 43,979          $  20,860

                 FINANCIAL DATA (THOUSANDS)

Utility revenues .....................................         $  377,700          $324,869          $ 322,057
Marketing revenues ...................................          1,009,554           487,005            329,967
                                                               ----------          --------          ---------
     Total revenues ..................................          1,387,254           811,874            652,024
Purchased natural gas cost ...........................          1,149,775           583,974            460,685
                                                               ----------          --------          ---------
     Net revenues ....................................            237,479           227,900            191,339
Operating and maintenance expense ....................             59,072            57,844             57,466
Selling, general and administrative expense ..........             57,244            53,819             66,436
Depreciation, depletion and amortization (DD&A) ......             28,185            35,596             20,570
Restructuring and impairment charges .................                 --                --             14,693
                                                               ----------          --------          ---------
     Total expenses ..................................            144,501           147,259            159,165
                                                               ----------          --------          ---------
Operating income .....................................         $   92,978          $ 80,641          $  32,174
                                                               ==========          ========          =========

       Operating income for Equitable Utilities increased 15.3% from 1999 to 2000. The increase in 2000 is a result of higher net revenues due principally to the Carnegie acquisition and cooler weather during the heating season. Results for the 2000 period include $.9 million for the recovery of stranded costs in rates from the previously mentioned Equitrans rate case settlement, which was partially offset by charges of $1.5 million for improvement of utility segment operating processes and consolidation of facilities. Results for 1999 benefited from the recognition of the settlement of Equitrans' rate case which included stranded cost recovery that had a positive net result of $3.9 million. This benefit was principally offset by charges of $3.0 million for improvement of utility segment operating processes and consolidation of facilities. Excluding the impact of the rate case settlement and process improvement charges in both periods, operating income increased $13.8 million, or 17.3% over the $79.7 million in 1999.

       Operating income for Equitable Utilities increased 151% from 1998 to 1999. The increase in 1999 is a result of higher net revenues due principally to cooler weather during the heating season, increased revenues from energy marketing activities and lower operating expenses due to restructuring initiatives begun in the fourth quarter of 1998. Results for the 1999 period include $3.9 million from the recognition of the settlement of Equitrans' rate case described above. This benefit was principally offset by charges of $3.0 million for improvement of utility segment operating processes and consolidation of facilities. Results for 1998 include a pretax charge of $14.7 million related to restructuring as more fully described in Note C to the consolidated financial statements. Excluding the nonrecurring items in both periods, operating income increased $32.9 million, or 70.1% over the $46.9 million in 1998.

       DISTRIBUTION OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                      2000             1999             1998
                                                    --------         --------         --------
                      OPERATIONAL DATA

Degree days (normal* = 5,968) .............            5,596            5,485            4,808
O&M** per customer (Thousands) ............         $ 271.94         $ 254.85         $ 311.94
Volumes (MMcf):
   Residential ............................           27,776           25,431           22,641
   Commercial and  industrial .............           32,521           22,209           19,165
                                                    --------         --------         --------
Total natural gas sales and transportation            60,297           47,640           41,806
                                                    ========         ========         ========

                 FINANCIAL DATA (THOUSANDS)

Net revenues ..............................         $159,886         $144,969         $133,393
Operating expenses ........................           78,523           73,179           85,130
Depreciation, depletion and amortization ..           17,410           17,086           14,986
Restructuring and impairment charge .......               --               --            2,892
                                                    --------         --------         --------
Operating income ..........................         $ 63,953         $ 54,704         $ 30,385
                                                    ========         ========         ========

       * Normal is based on the 30-year average determined by the National Oceanic and Atmospheric Administration.

       ** O&M is defined for this calculation as the sum of operating and maintenance and selling, general and administrative expenses, excluding other taxes.

       Net revenues for the distribution operations increased 10.3% from 1999 to 2000. The increase in net revenues for 2000 is due principally to the total system throughput increase from the Carnegie Gas acquisition and the impact of weather that was 2% colder than the prior year. Weather in the distribution service territory during 2000 was 6% warmer than normal (normal is based on the 30-year average determined by the National Oceanic and Atmospheric Administration).

       Operating expenses for the distribution operations for 2000 increased 6.3% from 1999. The increase in 2000 is due principally to the acquisition of Carnegie Gas, increased provision for performance-related bonuses and higher administrative costs.

       Net revenues for the distribution operations increased 8.7% from 1998 to 1999. The increase in net revenues for 1999 is due to the impact of weather that was 14% colder than the prior year. In addition, total margin from delivery service customers was higher in 1999, reflecting higher average delivery rates and slightly higher volumes transported.

       Operating expenses for the distribution operations for 1999 decreased 12.4% from 1998. Results for the 1998 period include $2.9 million related to the restructuring of utility segment operating functions and consolidation of facilities. Excluding the restructuring charges in 1998, operating expenses decreased $9.9 million, or 9.8%, over the $100.1 million in 1998. The decrease in 1999 is due principally to restructuring initiatives begun in the fourth quarter of 1998.

       Operating income for 1999 increased 64.4% from the operating income of 1998, excluding the impact of the 1998 restructuring charges. The increase was due primarily to higher throughput, resulting from the colder weather and lower operating expenses due to restructuring initiatives begun in the fourth quarter of 1998.

     PIPELINE OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                      2000           1999            1998
                                                    -------         -------         -------
                      OPERATIONAL DATA

Transportation throughput (MMBtu) .........          81,692          76,727          67,590

                 FINANCIAL DATA (THOUSANDS)

Net revenues ..............................         $61,119         $73,273         $51,344
Operating expenses ........................          29,040          32,607          28,611
Depreciation, depletion and amortization ..          10,577          18,312           5,299
Restructuring and impairment charge .......              --              --           8,771
                                                    -------         -------         -------
Operating income ..........................         $21,502         $22,354         $ 8,663
                                                    =======         =======         =======


       Net revenues for the pipeline operations decreased 16.6% from 1999 to 2000. Pipeline revenues in 2000 include $3.8 million for the recovery of stranded costs in rates from the previously mentioned Equitrans' rate case settlement. Revenues in 1999 include $17.2 million related to recognition of the rate settlement, pass-through of stranded costs, and pass-through of FERC surcharges and products extraction costs. Excluding the impact of the rate settlement, net revenues increased $1.2 million primarily due to the increased throughput from the Carnegie Pipeline acquisition and increased gathering and storage services.

       Operating expenses for the pipeline operations decreased 22.2% from 1999 to 2000. The operating expenses for 2000 include $2.9 million of amortization expense related to the recovery of stranded costs in rates. Operating expenses for 1999 include $11.6 million of amortization expense related to the recovery of stranded costs, $4.0 million for utility segment process improvements and $1.7 million of pass-through products extraction costs. Excluding the special items in both periods, operating expenses of $36.0 million for 2000 increased by $2.4 million. The increase in operating expenses for 2000, excluding the special items in both periods, was principally due to the acquisition of Carnegie Interstate Pipeline and increased provisions for performance-related bonuses.

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

       Operating expenses increased 19.3% in 1999 over 1998. The operating expenses for 1999 include $11.6 million of amortization expense related to the stranded plant from recognition of the rate settlement, $1.7 million of products extraction costs and $4.0 million for utility segment process improvements. Operating expenses for 1998 include restructuring charges of $8.8 million as described in Note C to the consolidated financial statements. Operating expenses, excluding the nonrecurring charges in both periods, were essentially unchanged. Excluding the nonrecurring items in both periods, operating expenses of $33.6 million reflected a decrease of $0.3 million from $33.9 million in 1998.

     ENERGY MARKETING

                                                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                    2000           1999           1998
                                                  --------       --------       ---------
            OPERATIONAL DATA

Marketed gas sales (MMBtu) (Thousands) ....        240,922        188,133        134,455
Net revenue/MMBtu .........................       $  .0687       $ 0.0513       $ 0.0471
                                                  ========       ========       ========

       FINANCIAL DATA (THOUSANDS)

Net revenues ..............................       $ 16,542       $  9,658       $  6,603
Operating expenses ........................          8,822          5,877         10,161
Depreciation, depletion and amortization ..            197            198            285
Restructuring and impairment charge .......             --             --          3,030
                                                  --------       --------       --------
Operating income (loss) ...................       $  7,523       $  3,583       $ (6,873)
                                                  ========       ========       ========


       Net revenues for energy marketing operations increased 71.3% from 1999 to 2000. The increase in net revenues is attributable to greater sales volumes associated with asset management activities and higher unit margins. In addition, the sale of gas in storage during the first quarter of 2000 allowed the Company to benefit from the increasing natural gas prices.

       Operating expenses increased 48.5% from 1999 to 2000. The increase in expenses is due principally to the increased investment in the segment's asset management and retail marketing activities.

       Net revenues for energy marketing operations increased 46.3% from 1998 to 1999. The increase in gross margins in 1999 is attributable to increased throughput and more effective use of storage. The increased volume in 1999 compared to 1998 is a result of the addition of residential customer choice programs in Pennsylvania and Ohio and increased utility/marketing company volumes transported during the 1999 winter heating season. Gross margin per MMBtu was also higher in 1999, due primarily to the residential choice programs and greater volatility in weather in 1999.

       The 1999 decrease in operating expenses is primarily due to a significant staff reduction and office closings completed as part of the corporate-wide restructuring in the fourth quarter of 1998.

EQUITABLE PRODUCTION

       Production operations comprise the production, gathering, transportation and sale of natural gas. In April 2000, the Company merged its Equitable Production - Gulf business with Westport Oil and Gas Company to form Westport Resources Corporation (Westport). The operations of Equitable Production - Gulf through the date of the merger are presented after the operations of Equitable Production (Appalachian).

       The operational and financial data presented below have been reclassified to reflect the results in two business lines - production and production services. Production includes owned production, which comprises "equity" volumes (i.e., unaffected by monetizations) and "monetized" volumes, under the two prepaid gas forward sales and the 1995 sale of interests in certain Appalachian natural gas properties as described in Notes M and N to the consolidated financial statements. Cash is received in the period in which these monetization transactions are executed. In subsequent periods, monetized revenues are recognized as volumes are delivered, but no additional cash is received. The prices shown for owned production are well-head prices, which exclude gathering fees but includes financial hedges. Crude oil and natural gas liquid (NGL) product sales have been converted to natural gas volume equivalents and are included in the "Mcfe" volumes described. Production service revenues and volumes include gathering revenues and other revenues, principally fees for operating production in which Equitable Production sold an interest, as described previously in Item 1 of this Form 10-K. Total volumes handled include all gathered volumes, volumes sold at the well-head and not gathered, and crude oil and natural gas liquid equivalents.


     EQUITABLE PRODUCTION (APPALACHIAN)

       In February 2000, Equitable Production acquired the Appalachian production assets of Statoil for $630 million plus working capital adjustments for a total of $677 million. Statoil's operations consisted of approximately 1.2 trillion cubic feet of proven natural gas reserves and 6,500 natural gas wells in West Virginia, Kentucky, Virginia, Pennsylvania and Ohio. In December 1999, the Company acquired Carnegie. Carnegie Production Company operated more than 1,000 natural gas wells in Pennsylvania and West Virginia.

       In the Appalachian Region during 2000, 305 gross wells were drilled at a success rate of 99.3%. This drilling was concentrated within the core areas of southwest Virginia, West Virginia and southeast Kentucky. This activity resulted in an additional 21.3 MMcf per day of gas sales and developed reserve additions of 99.3 Bcfe.


     CAPITAL EXPENDITURES

       Equitable Production has set the 2001 capital budget level at $96 million. This includes $73 million for development of Appalachian holdings, $17 million for improvements to gathering system pipelines, and $6 million for technology initiatives. The evaluation of new development locations, market forecasts and price trends for natural gas and oil will continue to be the principal factors for the economic justification of drilling and gathering system investments.

     EQUITABLE PRODUCTION (APPALACHIAN)
     OPERATIONAL AND FINANCIAL DATA

                                                                         YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  2000             1999           1998
                                                                ---------        --------       --------
                      OPERATIONAL DATA

Production:
   Net equity sales, natural gas and equivalents (MMcfe)           66,356          30,844         30,869
   Average (well-head) sales price ($/Mcfe) .............       $    3.06        $   2.30       $   2.04

   Monetized sales (MMcfe) ..............................          11,105          11,819         12,792
   Average (well-head) sales price ($/Mcfe) .............       $    2.04        $   1.85       $   1.85

   Company usage (MMcfe) ................................           6,568           3,232          2,583

   Lease operating expense (LOE),
     excluding severance tax ($/Mcfe) ...................       $    0.33        $   0.33       $   0.34
   Severance tax ($/Mcfe) ...............................       $    0.16        $   0.09       $   0.08
   Depletion ($/Mcfe) ...................................       $    0.49        $   0.42       $   0.42

PRODUCTION SERVICES:

Gathered volumes (MMcfe) ................................          92,440          49,396         49,380
Average gathering fee ($/Mcfe) ..........................       $    0.58        $   0.59       $   0.68
Gathering and compression expense ($/Mcfe) ..............       $    0.27        $   0.33       $   0.35
Gathering and compression depreciation ($/Mcfe) .........       $    0.11        $   0.15       $   0.14

Total operated volumes (MMcfe) ..........................          89,932          45,896         46,244
Volumes handled (MMcfe) .................................         101,889          58,196         56,539
Selling, general, and administrative ($/Mcfe handled) ...       $    0.23        $   0.33       $   0.37

Capital expenditures (Thousands) ........................       $  84,661        $ 29,155       $ 29,175

                 FINANCIAL DATA (THOUSANDS)

Revenue from Production .................................       $ 225,774        $ 92,680       $ 87,600

Services:
     Revenue from gathering fees ........................          53,268          29,178         33,500
     Other revenues .....................................          10,120           4,152          8,028
                                                                ---------        --------       --------
     Total revenues .....................................         289,162         126,010        129,128
Operating expenses:
   Gathering and compression expenses ...................          25,237          16,424         17,345
   Lease operating expense ..............................          27,893          15,009         15,913
   Severance tax ........................................          13,103           3,977          3,566
   Depreciation, depletion and amortization .............          57,175          29,141         28,728
   Selling, general and administrative (SG&A) ...........          23,470          19,034         20,670
   Exploration and dry hole expense .....................           2,896           1,891          1,126
   Strike-related expenses ..............................          18,694
   Restructuring charges ................................              --              --          7,574
                                                                ---------        --------       --------
     Total operating expenses ...........................         168,468          85,476         94,922

Equity from nonconsolidated investments .................             167              --             --
Other loss ..............................................          (6,951)             --             --
                                                                ---------        --------       --------

Earnings before interest and taxes (EBIT) from operations       $ 113,910        $ 40,534       $ 34,206
                                                                =========        ========       ========

       Revenues from production, which are derived primarily from the sale of produced natural gas, increased 143.6% from 1999 to 2000. The increase in revenues from production of $133.1 million from 1999 to 2000 is due primarily to increases in sales volumes related to the Statoil acquisition and higher effective commodity prices. The Statoil acquisition added 32.1 billion cubic feet equivalent (Bcfe) of sales in the current year. Equitable Production's average selling prices for natural gas increased 33.0% over the same period. The increase in revenues realized was reduced by the recognition of $77.6 million in hedge losses. The revenue from gathering fees increased 82.6% primarily due to the increase in gathered volumes related to the Statoil acquisition. Other revenues increased by $6.0 million due to the sale of nonconventional fuel tax credits acquired from Statoil and from service fees from the sale of interests in producing properties.

       Operating expenses for the period ended December 31, 2000 totaled $168.5 million, an increase of $83.0 million from the same period in 1999, with the increase due primarily to the Statoil acquisition. Gathering and compression expenses per Mcfe decreased 18.2% due to lower cost gathering on the acquired assets. General and administrative expenses per Mcfe declined 30.3% due to initial synergies from the acquisitions. Severance taxes per Mcfe increased due to increased natural gas sales prices.

       Revenues from production increased 5.8% from 1998 to 1999. The increase in revenues from production of $5.1 million in 1999 compared to 1998 is due primarily to increases in natural gas sales prices ($8.0 million) offset by a decrease in monetized sales volumes ($2.9 million). In addition, 1998 includes $2.6 million of direct bill revenues resulting from a FERC pricing settlement, as described in Note D to the consolidated financial statements. The $4.3 million decrease in revenues from gathering fees is a result of a decrease in capacity fees earned at Kentucky West Virginia Gas Company, due to the expiration of certain long-term contracts.

       Operating expenses, excluding the 1998 restructuring charges, decreased 2.1% in 1999 from 1998. Included in 1999 operating expenses is $2.8 million related to process improvements, including the Company's decision to close its regional office in Kingsport, Tennessee, consolidate administration and realign field offices; $2.0 million of charges related to the decertification of Kentucky West Virginia Gas Company, LLC; and $1.8 million in performance-related compensation. Partially offsetting these items are $.7 million and $1.0 million reductions in environmental and pension liabilities, respectively. Overall the decrease in operating expenses in 1999, excluding the items above, is due to continued improvements in operating efficiencies and decreased staff, as a result of the initiatives begun in 1998.

       In the second quarter 2000, Equitable sold 66 Bcfe of reserves to a partnership for $122.2 million and an interest in the partnership. This volume represents seven years' production from wells acquired from Statoil that contain approximately 200 Bcfe of proved reserves. The proceeds from this sale were used to pay down acquisition-related short-term debt. Prior to the transaction, the Company entered into financial hedges covering the first two years of the production. Removal of these hedges upon closing of the transactions resulted in a $7 million pretax charge recorded as other loss. Equitable estimates that it will receive $6.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

       In December 2000, Equitable sold 133.3 Bcfe of reserves acquired from Statoil to a trust for proceeds of $255.8 million and a minority interest in the trust. In anticipation of this transaction, the Company had previously entered into financial hedges. Removal of these hedges upon closing of this transaction resulted in a $57.7 million charge that was equally offset against the gain recognized on the sale of these properties. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Equitable accounted for its $36.2 million investment under the equity method of accounting. Equitable estimates that it will receive $12.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

       In 2000, the Company entered into two natural gas advance sale contracts for 48.7 MMcf of reserves. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. The first contract is for five years with net proceeds of $104.0 million. The second contract is for three years with net proceeds of $104.8 million. As such, these contracts were recorded as prepaid gas forward sale and are being recognized in income as deliveries occur. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition.

       On December 10, 2000, a labor situation involving the Kentucky West Virginia unit of Equitable Production and members of the local PACE labor union was settled, after a 56-day strike which had curtailed production in the region. The agreement reached between the Company and the union resulted in a decrease in the represented work force in this unit by 85 people. This reduction from 152 to 67 resulted in a fourth quarter charge of $18.7 million, recorded as operations and maintenance expense in the consolidated income statement. It is expected that ongoing cost savings from the labor settlement will be approximately $5.0 million per year.

     EQUITABLE PRODUCTION - GULF

       As described above, the Equitable Production - Gulf operations were merged into Westport effective April 1, 2000. The following description included results prior to the merger. During 2000, seven gross wells were drilled at a success rate of 86%.

       In the Gulf Region during 1999, 153 gross wells were drilled at a success rate of 82%. This activity resulted in additions of 48.5 Bcfe. The increase was the result of successful development of the West Cameron Block 180 and 198 fields and South Marsh Island 39 field. Equitable Production- Gulf operated both fields.

       Equitable Production also participated in exploratory activity during 1999, including a successful well at South Timbalier 196, in which Equitable Production had a 50% working interest. Unsuccessful exploratory activity during 1999 on the West Cameron 575 and the Eugene Island 44 blocks resulted in dry hole expense of approximately $2.5 million in 1999.


     PRODUCTION - GULF OPERATION

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                     2000          1999           1998
                                                    -------       -------       ---------
            OPERATIONAL DATA

PRODUCTION:
Net sales, natural gas and equivalents (MMcfe)        6,087        26,853         19,493

Average sales price ($/Mcfe) ................       $  2.77       $  2.34       $   2.33
LOE ($/Mcfe) ................................       $  0.24       $  0.25       $   0.45
SG&A ($/Mcfe) ...............................       $  0.27       $  0.26           0.46
Depletion ($/Mcfe) ..........................       $  1.11       $  1.07       $   1.20

Capital expenditures (Thousands) ............       $ 9,034       $62,944       $ 97,577

       FINANCIAL DATA (THOUSANDS)

Revenue from Production .....................       $16,885       $64,050       $ 51,758
     Other revenues .........................            70           844            777
                                                    -------       -------       --------
     Total revenues .........................        16,955        64,894         52,535

Gathering and compression expense ...........            17           155             45
Lease operating expense .....................         1,454         6,868         10,090
Depreciation, depletion and amortization ....         6,891        29,424         27,652
Selling, general and administrative expense .         1,643         6,969         10,114
Exploration and dry hole expense ............           524         7,396         26,083
Restructuring charges .......................            --            --         37,100
                                                    -------       -------       --------
     Total operating expenses ...............       $10,529       $50,812       $111,084
                                                    -------       -------       --------
     EBIT ...................................       $ 6,426       $14,082       $(58,549)
                                                    =======       =======       ========

       Results of operations for the Gulf in 2000 include only the first quarter. During that period, revenues per Mcfe increased 18% over the full year 1999 average, due to increased commodity prices. Sales volumes decreased due to the faster decline of Gulf production and decreased drilling during 2000. Operating expenses per unit were essentially unchanged from 1999.

       Revenues from production for the Gulf operations increased 23.7% from 1998 to 1999. The increase in revenues from production of $12.2 million in 1999 compared to 1998, is due primarily to increases in natural gas and crude oil sales volumes of $8.0 million and $2.1 million, respectively. In addition, higher commodity prices in 1999 contributed $1.8 million to the increase in revenues from production.

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

NORESCO

       NORESCO provides energy and energy related products and services that are designed to reduce its customers' operating costs and improve their productivity. NORESCO's customers include commercial, governmental, institutional and industrial end-users. NORESCO provides the following integrated energy management services: project development and engineering analysis; construction; project management; financing; equipment operation and maintenance; and energy savings metering, monitoring and verification. NORESCO's energy infrastructure group develops and operates private power, cogeneration and central plant facilities in the U.S. and operates private power plants in selected international countries. During the second quarter of 2000, the Company announced its intention to sell ERI Services due to an overlap with NORESCO's federal contracts and contracting activities. Equitable subsequently re-evaluated that decision based in part on the recent performance of these two units and increasing energy costs which further improves their business prospects. Subject to government approval, the Company intends to combine ERI Services and NORESCO to take advantage of market conditions that are favorable toward energy cost saving projects.

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           2000            1999            1998
                                                         --------        --------        --------
              OPERATIONAL DATA

Revenue backlog at December 31 (Thousands)(a) ...        $ 90,978        $ 70,999        $ 97,394
Gross profit margin .............................            24.8%           21.5%           26.2%
SG&A as a % of revenue ..........................            17.0%           11.7%           17.6%
Development expense as a % of revenue ...........             3.3%            2.6%            3.3%
                                                         ========        ========        ========

Capital expenditures (thousands) ................        $  1,596        $  6,041        $ 11,102

         FINANCIAL DATA (THOUSANDS)

Energy service contracting revenues .............        $134,620        $169,633        $109,493
Energy service contract cost ....................         101,266         133,088          80,800
                                                         --------        --------        --------
     Gross margin ...............................          33,354          36,545          28,693
Operating expenses:
   Selling, general and administrative ..........          22,873          19,889          19,218
   Depreciation, depletion and amortization .....           5,304           6,078           4,300
   Restructuring charges ........................              --              --           2,716
                                                         --------        --------        --------
     Total operating expenses ...................          28,177          25,967          26,234
                                                         --------        --------        --------
Operating income ................................           5,177          10,578           2,459
Equity earnings of nonconsolidated investments ..           5,109           2,863           2,667
                                                         --------        --------        --------
Earnings before interest and taxes ..............        $ 10,286        $ 13,441        $  5,126
                                                         ========        ========        ========

       (a) Beginning in 2000, backlog is presented on a revenue basis. For comparison purposes, the 1999 and 1998 backlog was restated to conform with the 2000 presentation.


       Revenues decreased from 1999 to 2000 by $35.0 million, or 20.6%, primarily caused by low construction backlog at the end of 1999. In addition, NORESCO refined its focus on larger projects with higher gross margin. Gross margins increased to 24.8% in 2000 from 21.5% in 1999, reflecting a focus on higher margin producing products and services and a gross profit increase in a few operational energy services projects. During the fourth quarter of 2000, NORESCO completed receivable sales resulting in a $2.0 million decrease in gross margin and EBIT.

       Revenue backlog increased to $91.0 million at year-end 2000 from $71.0 million at year-end 1999. The increase in backlog is attributable to an increase in the energy infrastructure project backlog. A substantial portion of the backlog is expected to be completed within the next 18 months.

       Total construction completed during 2000 was $85.1 million versus $151.7 million, a decrease of $66.6 million over 1999. This decrease was primarily due to a $45 million decrease in construction of energy infrastructure projects in 1999.

       SG&A expenses increased from 1999 to 2000 by $3.0 million. Increases during 2000 were $1.0 million related to the decision to discontinue developing international energy infrastructure projects and the integrating of this separate division with the energy services contracting business. Other costs include $0.4 million of additional costs related to the closing of three unprofitable energy services contracting offices in the Northwest United States.

       Depreciation, depletion and amortization (DD&A) expense decreased from 1999 to 2000 by $0.8 million, or 12.7%. This decrease was primarily due to a write-down of computer software development in 1999.

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

       SG&A expenses increased from 1998 to 1999 by $0.7 million. Increases during 1999 include project development expense of $0.8 million, marketing expense of $0.2 million and rent expense of $0.1 million that were partially offset by a $0.7 million reduction in corporate overhead expense.

       Depreciation, depletion and amortization (DD&A) expense increased from 1998 to 1999 by $1.8 million, or 41.3%. This increase is primarily due to the Company's cogeneration facility in Jamaica, which was put into service in February 1999.

       Other income of $2.9 million in 1999 and $2.7 million in 1998 reflects NORESCO's share of the earnings from its equity investments in power plant assets, primarily a 50 mega-watt facility in Panama, which is 50% owned by the Company. A 96 mega-watt facility in Panama and a 7 mega-watt facility in Providence, RI were brought on line in late 1999.


1998 RESTRUCTURING, IMPAIRMENT AND OTHER NONRECURRING CHARGES

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

       Improved integration of Appalachian production operations: To improve the efficiency of Appalachian production operations, the Company obtained authority in 1999 from the FERC to decertify the pipeline facilities of Kentucky West Virginia Gas Company, LLC.

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


                                                                                                    RESERVE                RESERVE
                                                                CASH/      RESTRUCTURING    1998   BALANCE AT     1999    BALANCE AT
                               1998                            NONCASH        CHARGE      ACTIVITY  12/31/98    ACTIVITY   12/31/99
                                                             --------------------------------------------------------------------
                                                                                              (MILLIONS)
Elimination of employment positions Company-wide:
     Severance and other employment packages ..............     Cash          $ (8.2)       $ 2.6     $(5.6)       $5.6      $--
     Pension/other benefit plan curtailments ..............    Noncash          (2.1)         2.1        --          --       --
     Other ................................................     Cash            (0.8)         0.5      (0.3)        0.3       --

Redirection of offshore Gulf production:
     Impairment of undeveloped leases .....................    Noncash         (15.9)        15.9        --          --       --
     Impairment of producing properties ...................    Noncash         (19.6)        19.6        --          --       --

Improved integration of Appalachian production operations:
     Impairment of regulatory assets ......................    Noncash          (4.0)         4.0        --          --       --
     Impairment of undeveloped leases .....................    Noncash          (1.4)         1.4        --          --       --

Decentralization of administrative functions:
     Impairment of headquarters building ..................    Noncash          (5.1)         5.1        --          --       --
     Impairment of enterprise-wide computer system ........    Noncash          (7.7)         7.7        --          --       --
     Impairment of other assets ...........................    Noncash          (3.3)         3.3        --          --       --

Exiting certain noncore businesses:
     Office closing/lease buyout ..........................     Cash            (1.7)         1.6      (0.1)        0.1       --
     Impairment of radio system assets/buyout lease .......  Noncash/Cash       (3.3)         2.1      (1.2)        1.2       --
     Impairment of investments ............................    Noncash          (1.5)         1.5        --          --       --
     Impairment of other assets ...........................    Noncash          (3.6)         3.6        --          --       --
     Impairment of pipeline stranded costs ................    Noncash          (3.6)         3.6        --          --       --
                                                                              ------        -----     -----        ----      ---
Total .....................................................                   $(81.8)       $74.6     $(7.2)       $7.2      $--
                                                                              ======        =====     =====        ====      ===

OTHER INCOME STATEMENT ITEMS

     OTHER INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2000          1999         1998
                                                          ----          ----         ----
                                                                     (THOUSANDS)
Other income (loss):
   Equity earnings of nonconsolidated investments       $25,161         $2,863       $2,667
   Gain on sale of investment ...................         6,561             --           --
   Other loss ...................................        (6,951)            --           --
                                                        -------         ------       ------
     Total other income .........................       $24,771         $2,863       $2,667
                                                        =======         ======       ======

       Equity earnings of nonconsolidated investments increased in 2000 from 1999 primarily due to the equity earnings from the Company's ownership in Westport. In October 2000, Westport Resources Corporation had a successful initial public offering (IPO) of its shares. Equitable sold 1.325 million shares in this IPO for a pretax gain of $6.6 million.

       On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership which netted $122.2 million in cash and retained a minority interest in this partnership. In anticipation of this transaction, the Company had previously entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in a $7.0 million pretax charge recorded as other loss.

     INTEREST CHARGES

                                           YEARS ENDED DECEMBER 31,
                               -------------------------------------------------
                                   2000               1999              1998
                               --------------    --------------      -----------
                                                   (THOUSANDS)

Interest charges...............   $ 75,661           $ 37,132         $ 40,302

       Interest costs increased in 2000 as a result of the acquisition of Statoil's Appalachian assets which increased average debt outstanding by $580 million. The outstanding debt was reduced significantly during the fourth quarter by the proceeds received from the two prepaid gas forward sales, the sale of reserves to a trust and sales of assets. Interest expense also increased as a result of higher interest rates in 2000 compared to 1999.

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

       Average annual interest rates on short-term debt were 6.4% for 2000 and ranged from 5.0% to 5.7% between 1998 and 1999.

CAPITAL RESOURCES AND LIQUIDITY


     OPERATING ACTIVITIES

         Cash flows provided from continuing operating activities were $361.2 million in 2000 compared to $154.3 million in 1999 and $114.7 million in 1998. Operating cash flows used in discontinued operations in 1998 were $24.5 million. Cash flows from operations primarily increased in 2000 as a result of the $37.1 million increase in net income from 1999 and from cash received in December 2000 from two natural gas advance sale contracts recorded as prepaid gas forward sale.

         Equitable Utilities Distribution and Energy Marketing operations had increased accounts receivable, inventory and deferred purchased gas costs due to the increased natural gas commodity prices and the increased marketed gas sales volumes in 2000 compared to 1999. This negative operating cash flow effect was partially offset by the increase in accounts payable also attributable to the higher gas prices and increased volumes.

         Deferred income taxes increased from the prior year primarily due to the Statoil acquisition and the deferred taxes associated with the undistributed earnings from Westport. The undistributed earnings from nonconsolidated investments also increased from 1999 principally as a result of the asset merger with Westport.

       During 1998, the Company divested its natural gas midstream operations for $338.3 million, which included working capital adjustments. Prior to this divestiture, these operations had entered into large volume natural gas trading contracts with expiration dates in 1999. Subsequent to the divestiture, these contracts were served out by the Marketing operations of Equitable Utilities. The balance in accounts receivable and payable at December 31, 1998 included $42.4 million and $44.8 million, respectively, related to these deals, which did not recur in 1999. There were no other significant changes in cash flows from operations between 1998 and 1999.


     INVESTING ACTIVITIES

       Cash flows used in investing activities were $363.0 million in 2000 and $137.5 in 1999 compared to cash flows provided by investing activities of $142.0 million in 1998. Cash used in investing activities in 2000 primarily include the first quarter acquisition of Statoil properties for $630 million plus working capital adjustments for a total of $677 million and the increase in equity in nonconsolidated investments due to the Westport merger and the ownership interests received in the sales of producing properties in June and December 2000.

       Cash provided in investing activities in 2000 includes the net proceeds received from the reserve sales totaling $382.9 million, the proceeds received from the Westport merger, the proceeds received from the sale of 1.325 million shares of Westport stock in conjunction with the Westport IPO and the proceeds received from the NORESCO receivable sales in the fourth quarter.

       The Company expended approximately $123.7 million in 2000 compared to $102.0 million in 1999 and $158.7 million in 1998 for continuing operations capital expenditures. These expenditures in all years represented growth projects in the Equitable Production segment, and replacements, improvements and additions to plant assets in the Equitable Utilities and NORESCO units. Equitable Production invested $84.7 million in 2000 in the Appalachian region for new coal-bed methane and conventional natural gas wells. In addition to its equity in nonconsolidated investments, NORESCO expended $1.6 million for leasehold improvements and equipment additions and replacements. The Equitable Utilities segment expended $28.4 million for distribution plant replacements and improvements. The Company had $32.0 million in discontinued operations capital expenditures in 1998.

       A total of $175 million has been authorized for the 2001 capital expenditure program, as previously described in the business segment results. The Company expects to finance this program with cash generated from operations and with short-term loans.

       In December 1999, the Company acquired Carnegie for $40 million, including natural gas distribution, pipeline, exploration and production operations.

       During 1998, the Company completed its sales of its natural gas midstream operations for $338.3 million. Proceeds from the sales were used to reduce outstanding debt, repurchase shares of the Company's common stock and for operating purposes.


     FINANCING ACTIVITIES

        Cash flows provided from financing activities were $35.8 million in 2000 compared to cash flows used of $101.2 million and $199.2 million in 1999 and 1998, respectively. Financing activities in 2000 included the $630 million increase in short-term financing associated with the first quarter 2000 Statoil acquisition. Short-term loans were significantly reduced in the second and fourth quarters of 2000 resulting from the proceeds from the Company's sales and monetizations of 248 Bcfe of reserves in several transactions.

       The Company continued its October 1998 stock buyback program in 2000. Total purchases under the program of 6.7 million shares include .6 million shares of stock repurchased in 2000 for $29.5 million. In total, the Company has repurchased 12.7% of shares outstanding at December 31, 2000. On July 19, 2000, the Board of Directors approved a resolution to increase the shares authorized for repurchase to 9.4 million.

       Cash generated in all years was partially offset by the payment of the Company's dividends on common shares, which for 2000, 1999 and 1998 were $38.5 million, $40.4 million and $43.8 million, respectively.

       In July 1999, the Company repaid $75.0 million of 7-1/2% debentures, using cash proceeds received in 1998 from the sale of its natural gas midstream operations.

       In 1999, the Company received proceeds of $17.0 million from the issuance of nonrecourse debt used to finance a cogeneration facility owned by a subsidiary of the Company and located in Jamaica. The note is secured by the assets of the Jamaican facility.


     SHORT-TERM BORROWINGS

       Cash required for operations is affected primarily by the seasonal nature of the Company's natural gas distribution operations and the volatility of oil and natural gas commodity prices. Short-term loans are used to support working capital requirements during the summer months and are repaid as natural gas is sold during the heating season.

         The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 6.37% during 2000. The Company maintains a revolving credit agreement with a group of banks providing $325 million of available credit, which expires in 2003. The Company also maintains a 364-day credit agreement with a group of banks providing $325 million of available credit, which expires in 2001. As of December 31, 2000, the Company has the authority and credit backing to support a $650 million commercial paper program.


     RISK MANAGEMENT

       The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of falling commodity prices. Since it is primarily a natural gas company, this leads to different approaches to hedging natural gas than for crude oil and natural gas liquids.

       With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the year 2001. Its preference is to use derivative instruments that create a price floor, in order to provide down-side protection while allowing the Company to participate in a portion of the upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration.

       Crude oil and natural gas liquids prices are currently at relatively high levels compared to historical averages. As a result, the Company has used swaps and other derivative instruments to lock in current prices for the majority of expected production of crude oil and of natural gas liquids for the year 2001.


     EQUITY IN NONCONSOLIDATED INVESTMENTS

       The Company, within the NORESCO segment, has equity ownership interests in independent power plant (IPP) projects located domestically and in select international countries. Long-term power purchase agreements (PPAs) are signed with the customer whereby they agree to purchase the energy generated by the plant. The length of these contracts range from 5 to 30 years. The Company has invested approximately $32.7 million in these operations since January 1998. The Company's share of the earnings for this same time period is approximately $10.6 million. These projects generally are financed on a project basis with nonrecourse financings established at the foreign subsidiary level.

       In April 2000, the Company combined its Gulf of Mexico operations with Westport Oil and Gas Company for $50 million in cash and approximately 49% interest in the combined company, Westport. In October 2000, Westport Resources Corporation had a successful IPO of its shares. Equitable sold 1.325 million shares in this IPO for an after-tax gain of $4.3 million. Equitable now owns
13.911 million shares, or approximately 36% interest in the Company. Equitable's investment in Westport was $130.1 million as of December 31, 2000.

       During 2000, Equitable Production sold 199.3 Bcfe in reserves located in the Appalachian Basin region of the United States in two transactions which resulted in Equitable Production retaining minority interest in a resulting partnership and trust. The partnership and trust properties include assets that qualify for nonconventional fuels tax credits. Both of these investments are accounted for under the equity method of accounting.


     ACQUISITIONS AND DISPOSITIONS

       In February 2000, the Company acquired the Appalachian production assets of Statoil for $630 million plus working capital adjustments for a total of $677 million. The Company initially funded this acquisition through commercial paper, which was replaced by a combination of financings and cash from asset sales.

       In April 2000, the Company merged Equitable Production - Gulf with Westport Oil and Gas Company based in Denver, Colorado, for a 49% ownership interest in the combined entity, Westport. In October 2000, Westport had a successful initial public offering whereby Equitable sold 1.325 million shares and reduced its ownership percentage to approximately 36%.

         On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership which netted $122.2 million in cash and retained a minority interest in this partnership. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Prior to the transaction, the Company entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in a $7.0 million pretax charge recorded as other loss. Equitable accounted for its remaining $26.3 million investment under the equity method of accounting. Equitable estimates that it will receive $6.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

         In December 2000, Equitable sold 133.3 Bcfe of reserves acquired from Statoil to a trust for proceeds of $255.8 million and a minority interest in this trust. In anticipation of this transaction, the Company had previously entered into financial hedges. Removal of these hedges upon closing of this transaction resulted in a $57.7 million charge that was equally offset against the gain recognized on the sale of these properties. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Equitable accounted for its $36.2 million investment under the equity method of accounting. Equitable estimates that it will receive $12.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

         In 2000, the Company entered into two natural gas advance sale contracts for 48.7 MMcf of reserves. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. The first contract is for five years with net proceeds of $104.0 million. The second contract is for three years with net proceeds of $104.8 million. As such, these contracts were recorded as prepaid gas forward sales and are being recognized in income as deliveries occur.


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

       Management does not know of any environmental liabilities that will have a material effect on Equitable's financial position or results of operations. The Company has identified situations that require remedial action for which approximately $8.7 million is accrued at December 31, 2000. Environmental matters are described in Note V to the consolidated financial statements.


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

FORWARD-LOOKING STATEMENTS

       Disclosures in the Annual Report on Form 10-K contain statements that express the expectations of future plans, objectives and anticipated financial performance of the Company and its subsidiaries, future cost savings, growth and operational matters including labor relations, and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of the possible or pending acquisitions, divestitures, or restructurings. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, earnings to be recorded for the Company's investment in Westport, inflation rates, changing prices, legislative and regulatory changes, obtaining necessary regulatory approvals, financial market conditions, availability of financing, curtailments or disruptions in production, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. In addition, the drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns and these risks can be affected by lease and rig availability, complex geology and other factors. Although the Company engages in hedging activities to mitigate risks, fluctuations in future crude oil and gas prices could affect materially the Company's financial position and results of operations. Furthermore, the Company cannot guarantee the absence of errors in input data, calculations, and formulas used in estimates, assumptions and forecasts.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risk exposure is the volatility of future prices for natural gas, crude oil and propane, which can affect the operating results of Equitable through the Equitable Production segment and the unregulated marketing group within the Equitable Utilities segment. The Company's use of derivatives to reduce the effect of this volatility is described in Note B to the consolidated financial statements. The Company uses simple, nonleveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. The Company also enters into energy trading contracts to leverage its assets and limit the exposure to shifts in market prices. The Company's use of these derivative financial instruments is implemented under a set of policies approved by the Board of Directors.

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

       For commodity price derivatives held for trading positions, the marketing group will engage in financial transactions also subject to policies that limit the net positions to specific value at risk limits. In general, this marketing group considers profit opportunities in both physical and financial positions, and Equitable's policies apply equally thereto. These financial instruments include forward contracts, which may involve physical delivery of an energy commodity, swap agreements, which may require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual agreements.

       With respect to the energy derivatives held by the Company for purposes other than trading as of December 31, 2000, a decrease of 10% in the market price of natural gas and crude oil from the December 31, 2000 levels would increase the fair value of the natural gas instruments by approximately $12.7 million and would increase the fair value of the crude oil instruments by approximately $1.0 million. A 10% decrease would have minimal impact on the fair value of the propane instruments.

       With respect to derivative contracts held by the Company for trading purposes as of December 31, 2000, a decrease of 10% in the market price of natural gas from the December 31, 2000 level would increase the fair value by approximately $1.9 million. There were no crude oil or propane instruments held for trading purposes.

       The above analysis of the energy derivatives utilized for risk management purposes does not include the unfavorable impact that the same hypothetical price movement would have on the Company and its subsidiaries' physical sales of natural gas. The portfolio of energy derivatives held for risk management purposes approximates the notional quantity of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods. Furthermore, the energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, an adverse impact to the fair value of the portfolio of energy derivatives held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming the energy derivatives are not closed out in advance of their expected term, the energy derivatives continue to function effectively as hedges of the underlying risk, and as applicable, anticipated transactions occur as expected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          PAGE REFERENCE
                                                                                          --------------
Report of Independent Auditors ..........................................................       33

Statements of Consolidated Income for each of the three years in the period ended
   December 31, 2000 ....................................................................       34

Statements of Consolidated Cash Flows for each of the three years in the period ended
   December 31, 2000 ....................................................................       35

Consolidated Balance Sheets December 31, 2000 and 1999 ..................................     36 & 37

Statements of Common Stockholders' Equity for each of the three years in the period ended
   December 31, 2000 ....................................................................       38

Notes to Consolidated Financial Statements ..............................................     39-66

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Equitable Resources, Inc.


       We have audited the accompanying consolidated balance sheets of Equitable Resources, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable Resources, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ ERNST & YOUNG LLP
                                              -----------------------------
                                                     Ernst & Young LLP


Pittsburgh, Pennsylvania
February 5, 2001

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                            YEARS ENDED DECEMBER 31,

                                                                       2000              1999             1998
                                                                    -----------        ----------       ---------
                                                                          (THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating revenues ..........................................       $1,652,218         $1,042,013       $851,811
Cost of sales ...............................................        1,075,267            586,663        450,115
                                                                    ----------         ----------       --------
     Net operating revenues .................................          576,951            455,350        401,696
                                                                    ----------         ----------       --------
Operating expenses:
   Operation and maintenance ................................          103,020             74,424         74,859
   Exploration ..............................................            3,420              9,288         27,211
   Production ...............................................           42,450             25,854         29,568
   Selling, general and administrative ......................          116,050            102,307        114,846
   Depreciation, depletion and amortization .................           97,777            100,722         85,170
   Restructuring and impairment charges .....................               --                 --         81,840
                                                                    ----------         ----------       --------
     Total operating expenses ...............................          362,717            312,595        413,494
                                                                    ----------         ----------       --------
Operating income (loss) .....................................          214,234            142,755        (11,798)
Equity in earnings of nonconsolidated investments ...........           25,161              2,863          2,667
Gain on sale of Westport stock ..............................            6,561                 --             --
Other loss ..................................................           (6,951)                --             --
                                                                    ----------         ----------       --------
Earnings (loss) from continuing operations,
   before interest & taxes ..................................          239,005            145,618         (9,131)
Interest charges ............................................           75,661             37,132         40,302
                                                                    ----------         ----------       --------
Income (loss) before income taxes ...........................          163,344            108,486        (49,433)
Income taxes (benefits) .....................................           57,171             39,356        (22,381)
                                                                    ----------         ----------       --------
Net income (loss) from continuing operations
   before extraordinary loss ................................          106,173             69,130        (27,052)
Loss from discontinued operations after taxes ...............               --                 --         (8,804)
Extraordinary loss after taxes - early extinguishment of debt               --                 --         (8,263)
                                                                    ----------         ----------       --------
Net income (loss) ...........................................       $  106,173         $   69,130       $(44,119)
                                                                    ==========         ==========       ========
Earnings (loss) per share of common stock:
   Basic:
     Continuing operations, before extraordinary loss .......       $     3.26         $     2.03       $  (0.73)
     Discontinued operations ................................               --                 --          (0.24)
     Extraordinary loss - early extinguishment of debt ......               --                 --          (0.22)
                                                                    ----------         ----------       --------
     Net income (loss) ......................................       $     3.26         $     2.03       $  (1.19)
                                                                    ==========         ==========       ========
   Diluted:
     Continuing operations, before extraordinary loss .......       $     3.20         $     2.01       $  (0.73)
     Discontinued operations ................................               --                 --          (0.24)
     Extraordinary loss - early extinguishment of debt ......               --                 --          (0.22)
                                                                    ----------         ----------       --------
     Net income (loss) ......................................       $     3.20         $     2.01       $  (1.19)
                                                                    ==========         ==========       ========



                 See notes to consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                                                         2000            1999             1998
                                                                                       ---------       ---------       ---------
                                                                                                     (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from continuing operations, before extraordinary items....         $ 106,173       $  69,130       $ (27,052)
                                                                                       ---------       ---------       ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Impairment of assets ...................................................                --              --          75,245
      Provision for losses on accounts receivable ............................            12,129          11,917          15,634
      Depreciation, depletion and amortization ...............................            97,777         100,722          85,170
      Dry hole expense .......................................................                --           2,455          23,101
      Amortization of construction contract costs ............................             1,229          23,100           8,271
      Recognition of deferred revenue ........................................           (13,715)        (13,034)        (14,498)
      Deferred income taxes (benefits) .......................................            54,519          14,635         (29,537)
      Increase in undistributed earnings from nonconsolidated investments ....           (23,632)           (717)         (2,617)
      Gain on sale of investment .............................................            (4,265)             --              --
      Changes in other assets and liabilities:
       Accounts receivable and unbilled revenues .............................          (183,654)         30,722         101,887
       Contract receivables ..................................................           (50,903)        (43,530)         (8,400)
       Inventory .............................................................           (35,853)         (7,116)          3,413
       Deferred purchased gas cost ...........................................           (15,429)         10,370           5,646
       Prepaid expenses and other ............................................           (12,429)        (19,460)         32,353
       Accounts payable ......................................................           199,843         (66,535)       (121,396)
       Prepaid gas forward sale ..............................................           209,294              --              --
       Other - net ...........................................................            20,069          41,659         (32,520)
                                                                                       ---------       ---------       ---------
        Total adjustments ....................................................           254,980          85,188         141,752
                                                                                       ---------       ---------       ---------
          Net cash provided by continuing operating activities ...............           361,153         154,318         114,700
          Net cash used in discontinued operations ...........................                --              --         (24,473)
                                                                                       ---------       ---------       ---------
          Net cash provided by operating activities ..........................           361,153         154,318          90,227
                                                                                       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures on continuing operations .............................          (123,727)       (101,991)       (158,714)
   Capital expenditures on discontinued operations ...........................                --              --         (32,004)
   Acquisition of Statoil production assets ..................................          (677,235)             --              --
   Carnegie acquisition ......................................................                --         (40,128)             --
   Proceeds from Gulf asset merger ...........................................           158,214              --              --
   Proceeds from sale of interest in producing properties ....................           382,942              --              --
   Increase in equity in nonconsolidated investments .........................          (181,757)        (22,719)        (14,393)
   Proceeds from sale of equity in nonconsolidated investments ...............            19,875              --              --
   Proceeds from sale of receivables .........................................            56,553          18,360           8,859
   Proceeds from sale of property ............................................             2,127           8,935         338,255
                                                                                       ---------       ---------       ---------
          Net cash (used in) provided by investing activities ................          (363,008)       (137,543)        142,003
                                                                                       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ............................................................           (38,490)        (40,384)        (43,800)
   Proceeds from issuance of common stock ....................................                --              --           2,496
   Purchase of treasury stock ................................................           (29,483)       (101,574)        (41,737)
   Proceeds from exercises under employee compensation plans .................             9,039           6,959           3,990
   Proceeds from issuance of nonrecourse note for project financing ..........                --          17,000              --
   Purchase of debt due 2000 through 2026 ....................................                --              --         (68,556)
   Proceeds from preferred trust securities ..................................                --              --         125,000
   Repayments and retirements of long-term debt ..............................                --         (74,972)        (10,880)
   Increase (decrease) in short-term loans ...................................            94,781          91,783        (165,741)
                                                                                       ---------       ---------       ---------
          Net cash provided by (used in) financing activities ................            35,847        (101,188)       (199,228)
                                                                                       ---------       ---------       ---------
   Net increase (decrease) in cash and cash equivalents ......................            33,992         (84,413)         33,002
   Cash and cash equivalents at beginning of year ............................            18,031         102,444          69,442
                                                                                       ---------       ---------       ---------
   Cash and cash equivalents at end of year ..................................         $  52,023       $  18,031       $ 102,444
                                                                                       =========       =========       =========
  CASH PAID DURING THE YEAR FOR:
     Interest (net of amount capitalized) ....................................         $  81,023       $  54,516       $  46,973
                                                                                       =========       =========       =========
     Income taxes ............................................................         $  11,711       $   5,759       $  15,568
                                                                                       =========       =========       =========

                 See notes to consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,


                                                                  2000               1999
                                                               ----------         ----------
                                                                        (THOUSANDS)
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................         $   52,023         $   18,031
   Accounts receivable (less accumulated provision
     for doubtful accounts:  2000, $15,413; 1999,
     $13,024) ........................................            300,399            148,103
   Unbilled revenues .................................             80,157             46,686
   Inventory .........................................             85,246             40,859
   Deferred purchased gas cost .......................             44,504             29,075
   Derivative commodity instruments, at fair value ...             31,220              2,695
   Prepaid expenses and other ........................             21,123             41,389
                                                               ----------         ----------
       Total current assets ..........................            614,672            326,838
                                                               ----------         ----------
EQUITY IN NONCONSOLIDATED INVESTMENTS ................            230,651             40,873
                                                               ----------         ----------
PROPERTY, PLANT AND EQUIPMENT:
   Equitable Utilities ...............................            951,612            919,815
   Equitable Production ..............................          1,248,605          1,107,345
   NORESCO ...........................................             26,204             25,368
                                                               ----------         ----------
       Total property, plant and equipment ...........          2,226,421          2,052,528
Less accumulated depreciation and depletion ..........            806,992            831,097
                                                               ----------         ----------
       Net property, plant and equipment .............          1,419,429          1,221,431
                                                               ----------         ----------
OTHER ASSETS:
   Regulatory assets .................................             62,755             63,382
   Goodwill ..........................................             60,635             64,382
   Other .............................................             67,708             72,668
                                                               ----------         ----------
       Total other assets ............................            191,098            200,432
                                                               ----------         ----------
         Total .......................................         $2,455,850         $1,789,574
                                                               ==========         ==========



                 See notes to consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,



                                                                        2000                  1999
                                                                     -----------          -----------
                                                                                (THOUSANDS)
         LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .......................         $   10,100           $       --
   Current portion of nonrecourse project financing ........                461                   --
   Short-term loans ........................................            302,267              207,486
   Accounts payable ........................................            285,723               81,444
   Prepaid gas forward sale ................................             55,705                   --
   Derivative commodity instruments, at fair value .........             30,243                2,914
   Other current liabilities ...............................            192,018              151,402
                                                                     ----------           ----------
     Total current liabilities .............................            876,517              443,246
                                                                     ----------           ----------
LONG-TERM DEBT:
   Debentures and medium-term notes ........................            271,250              281,350
   Nonrecourse project financing ...........................             16,539               17,000
                                                                     ----------           ----------
     Total long-term debt ..................................            287,789              298,350
DEFERRED AND OTHER CREDITS:
   Deferred income taxes ...................................            247,833              183,896
   Deferred investment tax credits .........................             15,411               16,614
   Prepaid gas forward sale ................................            153,589                   --
   Deferred revenue ........................................             30,232               45,735
   Other ...................................................             25,784               33,923
                                                                     ----------           ----------
     Total deferred and other credits ......................            472,849              280,168
                                                                     ----------           ----------
Commitments and contingencies ..............................                 --                   --
                                                                     ----------           ----------
PREFERRED TRUST SECURITIES .................................            125,000              125,000
                                                                     ----------           ----------
COMMON STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized 80,000 shares;
     shares issued:  2000 and 1999, 37,252 .................            281,100              280,617
   Treasury stock, shares at cost:  2000, 4,713; 1999,
     4,522 .................................................           (151,167)            (133,913)
   Retained earnings .......................................            563,755              496,072
   Accumulated other comprehensive income ..................                  7                   34
                                                                     ----------           ----------
     Total common stockholders' equity .....................            693,695              642,810
                                                                     ----------           ----------
       Total ...............................................         $2,455,850           $1,789,574
                                                                     ==========           ==========



                 See notes to consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                    STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                         COMMON STOCK                            ACCUMULATED
                                                  -------------------------                         OTHER            COMMON
                                                    SHARES           NO              RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                                  OUTSTANDING     PAR VALUE          EARNINGS       INCOME           EQUITY
                                                  -----------     ---------          --------       ------           ------
                                                                                    (THOUSANDS)
BALANCE, DECEMBER 31, 1997 .................         36,929        $ 268,328        $555,245        $(53)         $823,520
   Comprehensive income:
     Net loss for the year 1998 ............                                         (44,119)                      (44,119)
     Foreign currency translation .........                                                           44                44
                                                                                                                  --------
     Total comprehensive income ............                                                                       (44,075)
   Dividends ($1.18 per share) .............                                         (43,800)                      (43,800)
   Stock issued:
     Acquisition of subsidiary .............            171            5,460                                         5,460
     Stock-based compensation plans ........             56            3,990                                         3,990
     Dividend reinvestment plan ............             40            1,071                                         1,071
   Stock repurchase program ................         (1,340)         (37,747)                                      (37,747)
                                                                                                                  --------
   Net change in common stock ..............                                                                       (27,226)
                                                     ------        ---------        --------        ----          --------

BALANCE, DECEMBER 31, 1998 .................         35,856          241,102         467,326          (9)          708,419
   Comprehensive income:
     Net income for the year 1999 ..........                                          69,130                        69,130
     Foreign currency translation ..........                                                          43                43
                                                                                                                  --------
     Total comprehensive income ............                                                                        69,173
   Dividends ($1.18 per share) .............                                         (40,384)                      (40,384)
   Stock issued:
     Stock-based compensation plans ........            220            6,959                                         6,959
   Stock repurchase program ................         (3,347)        (101,357)                                     (101,357)
                                                                                                                  --------
   Net change in common stock ..............                                                                       (94,398)
                                                     ------        ---------        --------        ----          --------

BALANCE, DECEMBER 31, 1999 .................         32,729          146,704         496,072          34           642,810
   Comprehensive income:
     Net income for the year 2000 ..........                                         106,173                       106,173
     Foreign currency translation ..........                                                         (27)              (27)
                                                                                                                  --------
     Total comprehensive income ............                                                                       106,146
   Dividends ($1.18 per share) .............                                         (38,490)                      (38,490)
   Stock issued:
     Stock-based compensation plans ........            399           12,712                                        12,712
   Stock repurchase program ................           (589)         (29,483)                                      (29,483)
                                                                                                                  --------
   Net change in common stock ..............                                                                       (16,771)
                                                     ------        ---------        --------        ----          --------

BALANCE, DECEMBER 31, 2000 .................         32,539        $ 129,933        $563,755        $  7          $693,695
                                                     ======        =========        ========        ====          ========


-----------------
Common shares authorized: 80,000,000 shares. Preferred shares authorized:
3,000,000 shares. There are no preferred shares issued or outstanding.

Retained earnings of $565,037,000 are available for dividends on, or purchase of, common stock pursuant to restrictions imposed by indentures securing long-term debt.


                 See notes to consolidated financial statements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation: The consolidated financial statements include the accounts of Equitable Resources, Inc. and all subsidiaries, ventures and partnerships in which a controlling interest is held (Equitable or the Company). Equitable, in most instances, utilizes the equity method of accounting for companies where its ownership is less than or equal to 50%.

       Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

       At contract inception, the Company designates derivative commodity instruments as hedging or trading activities. The Company uses the deferral accounting method to account for exchange-traded derivative commodity instruments designated and effective as hedges. Under this method, changes in the market value of these hedge positions are deferred and included in other current assets and other current liabilities. These deferred realized and unrealized gains and losses are included in operating revenues when the hedged transactions occur. In the event a hedge contract is terminated early, the deferred gain or loss realized on early termination of the contract will be recognized as the hedged production occurs. The Company uses the settlement method to account for OTC swap agreements and options designated and effective as hedges. Under this method, gains or losses associated with the

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contract are recognized at the time the hedged production occurs. Premiums on option contracts are deferred in other current assets and recognized in operating revenues over the option term. Transactions that are not designated and effective as hedges are marked to market. Cash flows from derivative contracts are considered operating activities.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement 133." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The intended use of the derivatives and their designation as either a fair value hedge or a cash flow hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. The Company adopted SFAS 133, as amended, effective January 1, 2001. The cumulative effect of this change will decrease fiscal 2000 net income by approximately $0.7 million. The cumulative effect of this change will decrease other comprehensive income by approximately $37.0 million, net of tax.

       Capitalized Interest: Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Interest costs during 2000, 1999 and 1998 of $3.3 million, $4.6 million and $2.7 million, respectively, were capitalized as a portion of the cost of the related long-term assets.

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

       Stock-Based Compensation: The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options and awards. Accordingly, compensation cost for stock options and awards is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the stock option or award.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


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

       In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements and footnote disclosures.

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

       Earnings Per Share (EPS): Basic EPS is computed by dividing income (loss) from continuing operations before extraordinary loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing income (loss) from continuing operations before extraordinary loss, adjusted for the assumed conversion of debt, by the weighted average number of common shares and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Purchases of treasury shares are calculated using the average share price for the Company's common stock during the period. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and awards.

       Segment Disclosures: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company's chief executive officer in deciding how to allocate resources. Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges, income taxes and certain corporate office expenses are managed on a consolidated basis.

       Reclassification: Certain previously reported amounts have been reclassified to conform with the 2000 presentation.


B. DERIVATIVE COMMODITY INSTRUMENTS

       The Company uses exchange-traded natural gas, crude oil and propane futures contracts, options and OTC natural gas, crude oil and propane swap agreements and options (collectively, derivative contracts) to hedge exposures to fluctuations in natural gas, oil and propane prices and for trading purposes. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity. Exchange-traded instruments are generally settled with offsetting positions but may be settled by delivery or receipt of commodities. OTC arrangements require settlement in cash.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


B. DERIVATIVE COMMODITY INSTRUMENTS (CONTINUED)

     HEDGING ACTIVITIES

       The Company is exposed to risk from fluctuations in energy prices in the normal course of business. The Company uses derivative contracts to hedge exposures to natural gas, oil and propane price changes.

       The following table summarizes the absolute notional quantities of the derivative contracts held for purposes other than trading at December 31, 2000 and 1999. The open futures, swaps, and options contracts at year-end 2000 have maturities extending through December 2001. At December 31, 1999, the open futures and options contracts had maturities extending through December 2000 while the swap agreements had maturities extending through March 2001. The deferred gain (loss) noted in the table below is based on the commodities marked against the New York Mercantile Exchange (NYMEX) on December 29, 2000.


                   ABSOLUTE NOTIONAL                       DEFERRED
                        QUANTITY                          GAIN (LOSS)
                   -------------------                --------------------
                    2000        1999                    2000         1999
                    ----        ----                    ----         ----
                    (BCF EQUIVALENT)                        (MILLIONS)
Natural gas
Futures .......       --        18.8                    $   --       $(0.8)
Swaps .........     15.9        71.2                     (17.0)       (2.9)
Options .......     61.8        17.0                     (36.8)        0.8
                    ----       -----                    ------       -----
  Totals ......     77.7       107.0                    $(53.8)      $(2.9)
                    ====       =====                    ======       =====


                   (MMBLS EQUIVALENT)                       (MILLIONS)
Oil
Futures .......       --         0.2                    $   --       $(0.7)
Swaps .........      0.4         0.8                      (1.6)       (0.5)
Options .......       --         0.3                        --        (0.9)
                    ----       -----                    ------       -----
  Totals ......      0.4         1.3                    $ (1.6)      $(2.1)
                    ====       =====                    ======       =====

                   (MMBLS EQUIVALENT)                        (MILLIONS)
Propane
Futures .......       --          --                    $   --       $  --
Swaps .........      0.2         0.8                      (1.5)       (0.3)
Options .......       --         0.1                        --          --
                    ----       -----                    ------       -----
  Totals ......      0.2         0.9                    $ (1.5)      $(0.3)
                    ====       =====                    ======       =====

       Deferred realized amounts from hedge transactions were a $10.8 million loss at December 31, 2000 and a $.1 million gain at December 31, 1999. The Company recognized net losses on its hedging activities of $77.6 million, $8.5 million and $3.0 million in 2000, 1999 and 1998, respectively. These losses are offset when the underlying products are sold.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


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


     TRADING ACTIVITIES

       The Company conducts trading activities through its unregulated marketing group. The function of the Company's trading business is to contribute to the Company's earnings by taking market positions within defined limits subject to the Company's corporate risk management policy.

       At December 31, 2000, the absolute notional quantities of the futures, swaps and physical contracts held for trading purposes were 29.0 Bcfe, 45.3 Bcfe, and 253.1 Bcfe, respectively.

       The table below sets forth the end of period fair value and average fair value during the year for all the derivative contracts held for trading purposes.

                                                              2000                            1999
                                                   ---------------------------      -------------------------
                                                   ASSETS          LIABILITIES      ASSETS        LIABILITIES
                                                   ------          -----------      ------        -----------
                                                           (THOUSANDS)                     (THOUSANDS)

    Fair value at December 31 .............        $544,485          $514,809       $2,695           $2,914
    Average fair value ....................        $273,590          $258,862       $2,583           $2,837

       Excluding any offsetting physical activity, derivative trading activity resulted in net losses of $8.6 million and $0.6 million for 2000 and 1999, respectively. There was no trading activity in 1998.

C. ASSET IMPAIRMENT AND OTHER NONRECURRING ITEMS

       The Company's 1998 results of operations include several significant nonrecurring items, which are included in operating expense.

       In December 1998, as a result of a sustained decrease in natural gas and crude oil prices and a change in management's objectives in the Gulf of Mexico, the Company recognized a write-down in the carrying value of crude oil and natural gas production assets of $36.9 million. To improve the efficiency of Appalachian production operations, the Company obtained authority in 1999 from the FERC to decertify the pipeline facilities of Kentucky West Virginia Gas Company, LLC (Kentucky West). In decertifying the pipeline, the Company determined that not all costs would be collectible in rates and reduced regulatory and other assets by $9.2 million, including $3.6 million in Equitable Utilities and $5.6 million in Equitable Production. In addition, the Company implemented a fundamental restructuring of its utility, nonregulated retail sales and headquarters groups. This process included a voluntary work force reduction incentive offer to reduce staff, the closing or consolidation of several offices, reconfiguration of management information systems, the realignment of many administrative functions to specific operating segments and the curtailment of several auxiliary business ventures. Expenses associated with these initiatives totaled $35.7 million including $8.1 million in the utility group, $2.1 million in the production group, $2.7 million in energy services, $3.0 million in the energy sales unit and $19.8 million in headquarters.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


D. DIRECT BILLING AND OTHER SETTLEMENTS

       Kentucky West received FERC approval of settlement agreements with all customers for direct billing to recover the higher Natural Gas Policy Act (NGPA) prices, which the FERC had denied on natural gas produced from exploration and production properties between 1978 and 1983. The portion of the settlement with the Equitable Gas Company division was subject to Pennsylvania Public Utility Commission (PUC) review. The PUC approved Equitable Gas Company's collection of $2.6 million in September 1998 related to the direct billing settlement. This amount is recognized as other operating revenues in the production segment for 1998.


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

       Net loss from discontinued operations was $(8.8) million for the year ended December 31, 1998. The net loss in 1998 reflects an after-tax gain on the sale of $10.1 million. The net loss was reported net of income tax benefit of $(0.2) million.

       Interest expense allocated to discontinued operations was $7.4 million for the year ended December 31, 1998.


F. SALE OF PROPERTY

         In April 2000, the Company combined its Gulf of Mexico operations with Westport Oil and Gas Company for $50 million in cash and approximately 49% interest in the combined company, Westport. Equitable accounts for the investment in Westport under the equity method of accounting. The effect of this acquisition is not material to the results of operations or financial position of Equitable, and therefore, pro forma financial information is not presented. In October 2000, Westport had a successful IPO of its shares. Equitable sold
1.325 million shares in this IPO for an after-tax gain of $4.3 million. Equitable now owns 13.911 million shares, or approximately 36% interest in Westport. Equitable's investment in Westport was $130.1 million as of December 31, 2000.

         On June 30, 2000, Equitable sold a substantial portion of its interest in properties qualifying for nonconventional fuel tax credit to a partnership that netted $122.2 million in cash and retained a minority interest in this partnership. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Prior to this transaction, the Company entered into financial hedges covering the first two years of production. Removal of these hedges upon closing of this transaction resulted in a $7.0 million pretax charge recorded as other loss. Equitable accounted for its remaining $26.3 million investment under the equity method of accounting. Equitable estimates that it will receive $6.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

       In December 2000, Equitable sold 133.3 Bcfe of reserves acquired from Statoil to a trust for proceeds of $255.8 million and a minority interest in this trust. In anticipation of this transaction, the Company entered into financial hedges. Removal of these hedges upon closing of this transaction resulted in a $57.7 million charge that was equally offset against the gain recognized on the sale of these properties. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition. Equitable accounted for its $36.2 million investment under the equity method of accounting. Equitable estimates that it will receive $12.0 million in fees for operating the wells and gathering and marketing the gas on behalf of the purchaser in 2001 based on expected production volumes.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


G. ACQUISITIONS

         On February 15, 2000, Equitable, through its subsidiary, ERI Investments, Inc., acquired the Appalachian oil and gas properties of Statoil for $630 million plus working capital adjustments for a total of $677 million. The Company acquired all of the issued and outstanding shares and interests of Eastern States Oil & Gas, Inc. and Eastern States Exploration Co., subsidiaries of Statoil Energy, Inc. The acquisition was initially funded through commercial paper and was replaced with transactions designed to monetize the oil and gas properties. This acquisition has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities assumed has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of these properties from the date of acquisition.

         The following summarized unaudited pro forma financial information assumes that this acquisition occurred on January 1, 1999. Adjustments have been made for DD&A and certain other adjustments together with related income tax effects.

                                  YEARS ENDED
                                  DECEMBER 31,
                             2000              1999
                          ----------------------------
                     (THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenue ...........       $1,669,490       $1,166,978
                          ==========       ==========

Net income ........       $  107,843       $   75,430
                          ==========       ==========

Earnings per share:

Basic .............       $     3.31       $     2.22
                          ==========       ==========

Diluted ...........       $     3.25       $     2.20
                          ==========       ==========

       This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on January 1, 1999, or of the Company's actual or future results of operations of the combined companies.

       In December 1999, the Company acquired Carnegie Natural Gas Company and subsidiaries (Carnegie) for $40 million, including transaction costs. The Carnegie operations include natural gas distribution and pipeline businesses that were integrated into those divisions of the Company's Utilities segment, as well as exploration and production businesses that were integrated into the Production segment. Carnegie operates more than 1,000 natural gas wells in Pennsylvania and West Virginia and supplies approximately 8,000 industrial, commercial and residential customers. No goodwill was recorded in connection with the acquisition, which was accounted for under the purchase method of accounting. The effect of this acquisition is not material to the results of operations or financial position of Equitable, and therefore, pro forma financial information is not presented.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


H. INCOME TAXES

       The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities.

                                                                                   DECEMBER 31,
                                                                             --------------------------
                                                                               2000              1999
                                                                             ---------        ---------
                                                                                     (THOUSANDS)
Deferred tax liabilities (assets):
   Exploration and development costs expensed for income tax reporting       $ 148,347        $ 104,628
   Tax depreciation in excess of book depreciation ...................         165,229          163,755
   Regulatory temporary differences ..................................          24,791           25,069
   Deferred purchased gas cost .......................................          12,163            6,710
   Equity earnings in Westport .......................................           6,960               --
   Deferred revenues/expenses ........................................         (14,774)         (14,507)
   Alternative minimum tax ...........................................         (49,540)         (50,114)
   Investment tax credit .............................................          (7,754)          (6,565)
   Uncollectible accounts ............................................          (7,407)          (6,450)
   Postretirement benefits ...........................................          (3,905)          (3,982)
   Other .............................................................         (13,547)         (21,836)
                                                                             ---------        ---------
      Total (including amounts classified as current liabilities
         of $12,730 for 2000 and $12,812 for 1999) ...................       $ 260,563        $ 196,708
                                                                             =========        =========

       As of December 31, 2000 and 1999, $59.2 million and $59.1 million, respectively, of the net deferred tax liabilities are related to rate-regulated operations and have been deferred as regulatory assets.

       Income tax expense (benefit) is summarized as follows:


                          YEARS ENDED DECEMBER 31,
                    --------------------------------------
                      2000          1999            1998
                    -------       --------        --------
                                 (THOUSANDS)
Current:
   Federal ......   $ 2,042       $23,758         $  5,331
   State ........       610           916              339
   Foreign ......        --            47               --
                    -------       -------         --------
     Subtotal ...     2,652        24,721            5,670
                    -------       -------         --------
Deferred:
   Federal ......    49,300        14,756          (22,033)
   State ........     5,219          (121)          (7,504)
   Foreign ......        --            --            1,486
                    -------       -------         --------
     Subtotal ...    54,519        14,635          (28,051)
                    -------       -------         --------
     Total ......   $57,171       $39,356         $(22,381)
                    =======       =======         ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



H. INCOME TAXES (CONTINUED)

       Provisions for income taxes differ from amounts computed at the federal statutory rate of 35% on pretax income. The reasons for the difference are summarized as follows:

                                               YEARS ENDED DECEMBER 31,
                                       ------------------------------------------
                                         2000             1999             1998
                                       --------         --------         --------
                                                      (THOUSANDS)
Tax at statutory rate ..............   $ 57,171         $ 37,970         $(17,301)
State income taxes .................      3,789              517           (4,657)
Nonconventional fuels tax credit ...       (900)            (817)          (1,199)
Other ..............................     (2,889)           1,686              776
                                       --------         --------         --------
  Income tax expense (benefit) .....   $ 57,171         $ 39,356         $(22,381)
                                       ========         ========         ========
Effective tax rate (benefit) .......       35.0%            36.3%           (45.3)%
                                       ========         ========         ========

       An income tax benefit of $1.6 million triggered by the exercise of nonqualified employee stock options is reflected as an addition to common stockholders' equity.

       The consolidated federal income tax liability of the Company has been settled through 1994.

       The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely outside the United States. At December 31, 2000, consolidated retained earnings of the Company included approximately $9.9 million of undistributed earnings from these investments.


I. EQUITY IN NONCONSOLIDATED INVESTMENTS

       The Company has ownership interests in various nonconsolidated investments that are accounted for under the equity method of accounting. The following table summarizes the equity in nonconsolidated investments.

                                                                                     DECEMBER 31,
                                                                               -------------------------
             INVESTEES                    LOCATION             OWNERSHIP        2000             1999
--------------------------------------  -------------        --------------    -------         ---------
                                                                                               (THOUSANDS)
Eastern Seven Partners, L.P. .........     USA                      1%         $ 26,414         $    --
Appalachian Natural Gas Trust ........     USA                      1%           36,235              --
                                                                               --------         -------
  Total Equitable Production .........                                           62,649              --
                                                                               --------         -------

 IGC/ERI Pan-Am Thermal ..............     Panama                  50%           17,719          14,863
 Petroelectrica de Panama ............     Panama                  45%            9,837           9,228
 Capital Center Energy ...............     USA                     50%            4,757          12,779
 Dona Julia ..........................     Costa Rica              24%            3,590           3,235
 Hunterdon Cogeneration LP ...........     USA                     50%            1,645             193
 Other ...............................     USA                   Various            352             575
                                                                               --------         -------
  Total NORESCO ......................                                           37,900          40,873
                                                                               --------         -------

 Westport Resources Corporation ......     USA                     36%          130,102              --
                                                                               --------         -------

   Total equity in nonconsolidated
      investments ....................                                         $230,651         $40,873
                                                                               ========         =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


I. EQUITY IN NONCONSOLIDATED INVESTMENTS (CONTINUED)

       Equitable Production's equity in nonconsolidated investments represent ownership interests in transactions by which natural gas producing properties located in the Appalachian Basin region of the United States were sold. The partnership and trust properties include assets that qualify for nonconventional fuels tax credits. Both of these investments follow the equity method of accounting.

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

       The Company has invested approximately $32.7 million in these operations since January 1998, and the Company's ownership share of the earnings for this same time period is approximately $10.6 million. All projects have been completed within the NORESCO segment using nonrecourse financing at the subsidiary level.

       Foreign investments represent $31.1 million, or 82%, of NORESCO's equity in nonconsolidated investments. In addition, $19.1 and $20.0 million of fixed assets are included in NORESCO's property, plant and equipment balance at December 31, 2000 and 1999, respectively, related to an independent power project located in Jamaica, of which NORESCO is a majority owner. Total Company investments located in foreign countries was $50.2 million at December 31, 2000 and $47.3 million at December 31, 1999.

       On April 10, 2000, Equitable combined its Gulf of Mexico operations with Westport Oil and Gas Company for approximately $50 million in cash and approximately 49% minority interest in the combined company, Westport. Equitable accounted for this investment under the equity method of accounting. In October 2000, Westport had a successful IPO of its shares. Equitable sold 1.325 million shares in this IPO for an after-tax gain of $4.3 million. Equitable now owns
13.911 million shares, or approximately 36% interest in Westport. Equitable's investment in Westport was $130.1 million as of December 31, 2000 and the aggregate market value of this investment was $305.2 million as of December 31, 2000.


J. INTANGIBLE ASSETS

       Amortization of the goodwill is provided on the straight-line method over a life of 20 years. Accumulated amortization at December 31, 2000 and 1999 was $13,758 and $10,011, respectively. For the years ended December 31, 2000, 1999 and 1998, amortization expense, included in depreciation, depletion and amortization, was $3,747, $3,746, and $3,858, respectively.


K. SHORT-TERM LOANS

       Maximum lines of credit available to the Company at December 31, 2000 were $650 million and $500 million at December 31, 1999. The Company is not required to maintain compensating bank balances. Commitment fees averaging one-ninth of one percent in 2000 and one-tenth of one percent in 1999 were paid to maintain credit availability.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


K. SHORT-TERM LOANS (CONTINUED)

         At December 31, 2000, short-term loans consisted of $302.0 million of commercial paper at a weighted average annual interest rate of 6.59% and the subsidiary note for project financing described below. At December 31, 1999, short-term loans consisted of $207.2 million of commercial paper at a weighted average annual interest rate of 5.95%. The maximum amount of outstanding short-term loans was $900.0 million in 2000 and $208.0 million in 1999. The average daily total of short-term loans outstanding was approximately $706.7 million during 2000 and $127.9 million during 1999; weighted average annual interest rates applicable thereto were 6.37% in 2000 and 5.26% in 1999.


L. LONG-TERM DEBT

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------         --------
                                                                              (THOUSANDS)

  7 3/4 debentures, due July 15, 2026 ........................         $115,000         $115,000

Medium-term notes:
   8.05% to 8.19% Series A, due 2001 .........................           10,100               --
   8.0% to 9.0% Series A, due 2003 thru 2021 .................           62,750           72,850
   6.5% to 7.6% Series B, due 2003 thru 2023 .................           75,500           75,500
   6.8% to 7.6% Series C, due 2007 thru 2018 .................           18,000           18,000
                                                                       --------         --------
                                                                        281,350          281,350
Less debt payable within one year ............................           10,100               --
                                                                       --------         --------
     Total debentures and medium-term notes ..................          271,250          281,350
Nonrecourse note for project financing .......................           17,000           17,000
Less current portion of nonrecourse note for project financing              461               --
                                                                       --------         --------
     Long-term portion of nonrecourse note for
       project financing .....................................           16,539           17,000
                                                                       --------         --------
     Total long-term debt ....................................         $287,789         $298,350
                                                                       ========         ========

       At December 31, 2000, the Company has the ability to issue $150 million of additional long-term debt under the provisions of shelf registrations filed with the Securities and Exchange Commission.

       During 1999, a subsidiary of the Company issued a $17 million 9.25% nonrecourse note for project financing. The proceeds of this note were used to fund the operations of an independent power plant located in St. Catherine, Jamaica. Interest payments related to this note are due quarterly.

       Interest expense on long-term debt amounted to $33.0 million in 2000, $35.2 million in 1999, and $34.9 million in 1998. Aggregate maturities of long-term debt will be $10.1 million in 2001, none in 2002, $24.3 million in 2003, $20.5 million in 2004 and $10.0 million in 2005.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


M. PREPAID GAS FORWARD SALE

         In 2000, the Company entered into two natural gas advance sale contracts for 48.7 MMcf of reserves. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. The first contract is for five years with net proceeds of $104.0 million. The second contract is for three years with net proceeds of $104.8 million. As such, these contracts were recorded as prepaid gas forward sale and are being recognized in income as deliveries occur.


N. DEFERRED REVENUE

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


O. TRUST PREFERRED CAPITAL SECURITIES

       In April 1998, $125 million of 7.35% trust preferred capital securities were issued. The capital securities were issued through a subsidiary trust, Equitable Resources Capital Trust I, established for the purpose of issuing the capital securities and investing the proceeds in 7.35% Junior Subordinated Debentures issued by the Company. The capital securities have a mandatory redemption date of April 15, 2038; however, at the Company's option, the securities may be redeemed on or after April 23, 2003. Proceeds were used to reduce short-term debt outstanding. Interest expense for the years ended December 31, 2000 and 1999 includes $9.2 million of preferred dividends related to the trust preferred capital securities.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


P. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

       The Company has pension and other postretirement benefit plans covering union members that generally provide benefits of stated amounts for each year of service. Plans covering salaried employees use a benefit formula which is based upon employee compensation and years of service.

       The following table sets forth the pension and other benefit plans' funded status and amounts recognized for those plans in the Company's consolidated balance sheets:


                                                                PENSION BENEFITS                       OTHER BENEFITS
                                                         -----------------------------           ----------------------------
                                                            2000               1999                2000               1999
                                                         ---------           ---------           --------           --------
                                                                                      (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year ......         $123,237           $148,493             $ 41,930           $ 43,491
  Service cost .................................            2,634              2,294                  290                297
  Interest cost ................................            9,335              9,488                3,297              3,002
  Amendments ...................................              818              5,038               (2,999)               582
  Actuarial (gain) loss ........................           (2,800)            (9,513)               6,427               (577)
  Benefits paid ................................           (8,737)            (9,726)              (5,112)            (4,866)
  Expenses paid ................................             (475)              (558)                  --                 --
  Acquisitions .................................            6,905                 --                   --                 --
  Curtailments .................................            1,844                (12)               1,496                 --
  Settlements ..................................          (29,451)           (22,267)                  --                 --
  Special termination benefits .................           10,629                 --                1,169                 --
                                                         --------           --------             --------           --------
     Benefit obligation at end of year .........         $113,939           $123,237             $ 46,498           $ 41,929
                                                         ========           ========             ========           ========
Change in plan assets:
  Fair value of plan assets at beginning of year         $158,819           $177,205             $  5,448           $  8,454
  Actual return on plan assets .................          (10,774)            13,958                 (293)               407
  Employer contribution ........................               90                 91                   --                219
  Benefits paid ................................           (8,737)            (9,726)              (3,106)            (3,632)
  Expenses paid ................................             (475)              (558)                  --                 --
  Settlements ..................................          (28,402)           (22,151)                  --                 --
                                                         --------           --------             --------           --------
     Fair value of plan assets at end of year ..         $110,521           $158,819             $  2,049           $  5,448
                                                         ========           ========             ========           ========
  Funded status ................................         $ (3,418)          $ 35,582             $(44,449)          $(36,481)
  Unrecognized net actuarial (gain) loss .......           (6,833)           (31,733)              21,474             14,988
  Unrecognized prior service cost (credit) .....           12,636             14,825               (2,452)               410
  Unrecognized initial net (asset) obligation ..             (119)              (436)              10,545             12,420
                                                         --------           --------             --------           --------
     Net asset (liability) recognized ..........         $  2,266           $ 18,238             $(14,882)          $ (8,663)
                                                         ========           ========             ========           ========
Weighted average assumptions as of December 31:
  Discount rate ................................             8.00%              7.75%                8.00%              7.75%
  Expected return on plan assets ...............            10.00%             10.00%               10.00%             10.00%
  Rate of compensation increase ................             4.50%              4.50%                4.50%              4.50%

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



P. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (CONTINUED)

       For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits in 2000 for the Pre-65 managed care, Pre-65 nonmanaged care and all Post-65 medical changes are 4.75%, 5.90% and 6.10%, respectively. The rates were assumed to decrease gradually to ultimate rates of 4.75%, 5.05% and 4.95% in 2001, 2002, and 2003, respectively. The pension asset of $2,266 at December 31, 2000 and $18,238 at December 31, 1999 is included in prepaid expenses and other current assets in the consolidated balance sheets. The accrued liability for other postretirement benefits of $14,882 at December 31, 2000 and $8,663 at December 31, 1999 is included in other current liabilities.

       The Company's costs related to defined benefit pension and other benefit plans comprised the following:

                                                           PENSION BENEFITS                           OTHER BENEFITS
                                               ----------------------------------------     --------------------------------------
                                                 2000            1999            1998         2000          1999            1998
                                               --------        --------        --------     -------        -------        -------
                                                                                    (THOUSANDS)
Components of net periodic benefit cost:
   Service cost ........................       $  2,634        $  2,294        $  2,177     $  290         $  297         $   334
   Interest cost .......................          9,335           9,488           9,933      3,297          3,002           2,759
   Expected return on plan assets ......        (12,893)        (13,048)        (13,377)      (545)          (898)           (522)
   Amortization of prior service cost ..          1,783           1,823           1,579       (145)            31             (15)
   Amortization of initial net
     (asset) obligation ................           (265)           (333)           (390)       956            955             986
   Recognized net actuarial (gain) loss             (29)             90               3        979            921             749
   Divestitures ........................             --              --              --         --             --          (1,719)
   Special termination benefits ........         10,629              --             970      1,169             --           1,506
   Settlement (gain) loss ..............         (3,143)         (5,781)         (2,295)        --             --              --
   Curtailment loss ....................          1,105           1,453             319      2,425             --             419
                                               --------        --------        --------     ------         ------         -------
     Net periodic benefit cost .........       $  9,156        $ (4,014)       $ (1,081)    $8,426         $4,308         $ 4,497
                                               ========        ========        ========     ======         ======         =======

       The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $113,939, $112,820, and $110,403, respectively, as of December 31, 2000 and $1,336, $1,336 and $0, respectively, as of December 31, 1999.

       Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                            ONE-PERCENTAGE-POINT                      ONE-PERCENTAGE-POINT
                                                  INCREASE                                  DECREASE
                                       --------------------------------       ---------------------------------------
                                        2000        1999          1998         2000            1999           1998
                                        ----        ----          ----         ----            ----           ----
Effect on total of service and
   interest cost components ....       $  211       $  218       $  188       $  (201)       $  (207)       $  (177)
Effect on postretirement benefit
   obligation ..................       $2,421       $2,105       $2,316       $(2,337)       $(2,815)       $(2,238)

       As of December 31, 2000 and 1999, approximately $2.0 million and $1.5 million, respectively, of the accrued postretirement benefits related to rate-regulated operations have been deferred as regulatory assets.

       Expense recognized by the Company related to the 401(k) employee savings plans totaled $2.8 million in 2000, $2.3 million in 1999, and $3.5 million in 1998.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



Q. COMMON STOCK AND EARNINGS PER SHARE

       At December 31, 2000, shares of Equitable's authorized and unissued common stock were reserved as follows:


                                               (THOUSANDS)

             Possible future acquisitions .....   6,594
             Stock compensation plans .........   4,630
                                                 ------
                Total .........................  11,224
                                                 ======
    EARNINGS PER SHARE

       The computation of basic and diluted earnings (loss) per common share from continuing operations is shown in the table below:

                                                                      YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                   2000          1999           1998
                                                                 --------       -------       --------
                                                                 (THOUSANDS EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Net income (loss) from continuing operations, before
    extraordinary item, applicable to common stock .......       $106,173       $69,130       $(27,052)
  Average common shares outstanding ......................         32,550        34,044         36,833
  Basic earnings (loss) per common share from
    continuing operations, before extraordinary item .....       $   3.26       $  2.03       $  (0.73)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Net income (loss) from continuing operations, before
    extraordinary item, applicable to common stock .......       $106,173       $69,130       $(27,052)
  Average common shares outstanding ......................         32,550        34,044         36,833
  Potentially dilutive securities:
    Stock options and awards (a) .........................            616           293             --
                                                                 --------       -------       --------
  Total ..................................................         33,166        34,337         36,833
  Diluted earnings (loss) per common share from continuing
    operations, before extraordinary item ................       $   3.20       $  2.01       $  (0.73)


       (a) Options to purchase 21,000 and 12,000 shares of common stock were not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market prices of the common shares for 2000 and 1999, respectively.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


R. STOCK-BASED COMPENSATION PLANS

     LONG-TERM INCENTIVE PLANS

       The Company's 1994 and 1999 Long-Term Incentive Plans provide for the granting of shares of common stock to officers and key employees of the Company. These grants may be made in the form of stock options, restricted stock, stock appreciation rights and other types of stock-based or performance-based awards as determined by the Compensation Committee of the Board of Directors at the time of each grant. Stock awarded under the plan, or purchased through the exercise of options, and the value of stock appreciation units are restricted and subject to forfeiture should an optionee terminate employment prior to specified vesting dates. In no case may the number of shares granted under the plan exceed 1,725,500 and 3,000,000 shares, respectively. Options granted under the plans expire 5 to 10 years from the date of grant and some contain vesting provisions which are based upon the Company's performance.

       Also reflected in the option tables below are options assumed in conjunction with the NORESCO acquisition in July 1997. All outstanding options granted under NORESCO's 1990 Incentive Stock Option Plan were converted by Equitable to nonqualified stock options with the right to receive, upon exercise of the option, the same Equitable stock and cash that shareholders of NORESCO received in the acquisition. As a result of this conversion, 872,000 NORESCO stock options were converted to 256,400 Equitable stock options with the exercise price per share proportionately adjusted. The adjusted exercise prices of these stock options range from $5.1012 to $5.9516 per share. The acquisition also accelerated the vesting period of these options, the latest of which expire in 2006. During 2000, 10,000 stock options were exercised under this plan, with 3,000 outstanding at December 31, 2000.

       Pro forma information regarding net income and earnings per share for options granted is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these option grants was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999, and 1998, respectively.


                                                                       YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                           2000                  1999                   1998
                                                           ----                  ----                   ----
Risk-free interest rate (range) ..................     5.42% to 6.80%        4.75% to 6.41%        4.80% to 5.63%
Dividend yield ...................................         2.36%                 3.35%                  4.06%
Volatility factor ................................          .231                  .216                  0.173
Weighted average expected life of options ........        8 years               7 years                4 years
Options granted ..................................       1,561,370             1,050,200              1,014,900
Weighted average fair market value of options
   granted during the year .......................         $14.38                $7.16                  $3.91

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



R. STOCK-BASED COMPENSATION PLANS (CONTINUED)

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net income and diluted earnings per share would have been $103.4 million, or $3.12 per share in 2000. The amounts of estimated expenses that would have been recognized in 1999 and 1998 are not considered material to the financial statements.


                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                          2000             1999               1998
                                          ----             ----               ----
Options outstanding January 1 ......   1,689,563         1,258,185           758,534
Granted ............................   1,561,370         1,050,200         1,014,900
Forfeitures ........................    (321,719)         (452,900)         (453,257)
Exercised ..........................    (326,903)         (165,922)          (61,992)
                                      ----------        ----------        ----------
Options outstanding December 31 ....   2,602,311         1,689,563         1,258,185
                                      ==========        ==========        ==========

Options outstanding at December 31, 2000 include 610,542 exercisable at that date.


                                                            2000                   1999                  1998
                                                     -------------------    -------------------    ------------------
At December 31:
   Prices of options outstanding .............        $5.10 to $63.56       $5.10 to $37.88        $5.10 to $34.63
   Average option price ......................             $39.31                $29.58                $29.26

       On September 5, 1997, the Company granted 106,127 stock awards from the 1994 Long-Term Incentive Plan for the Executive Retention Program. This program was established to provide additional incentive benefits to retain senior executive employees of the Company. The vesting of these awards was contingent on attainment of specific stock price targets and the continued employment of the participants until January 1, 2001. In 1998, 1999 and 2000, the Company granted 25,000, 128,000, and 88,000 additional stock awards, respectively, to key executives. The weighted average fair value of these restricted stock grants is $26.97, $23.00 and $40.14, respectively, for 1998, 1999 and 2000. The shares granted under these plans vest at the end of a three year period. Upon vesting, shares are released to participants. Compensation expense recorded by the Company related to stock awards was $14.1 million in 2000, $4.6 million in 1999 and $1.0 million in 1998.


     NONEMPLOYEE DIRECTORS' STOCK INCENTIVE PLANS

       The Company's 1994 and 1999 Nonemployee Directors' Stock Incentive Plans provide for the granting of up to 80,000 and 300,000 shares, respectively, of common stock in the form of stock option grants and restricted stock awards to nonemployee directors of the Company. The exercise price for each share is equal to market price of the common stock on the date of grant. Each option is subject to time-based vesting provisions and expires 5 to 10 years after date of grant. At December 31, 2000, 91,000 options were outstanding at prices ranging from $28.38 to $48.88 per share, and 14,500 options had been exercised under these plans.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


S. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, as well as short-term loans, approximates fair value due to the short maturity of the instruments.

       The estimated fair value of long-term debt described in Note L at December 31, 2000 and 1999 is $311.2 million and $294.4 million, respectively. The fair value was estimated based on discounted values using a current discount rate reflective of the remaining maturity.

       The estimated fair value of liabilities for derivative commodity instruments described in Note B, excluding trading activities which are marked-to-market, was $56.9 million and $5.3 million at December 31, 2000 and 1999, respectively.


T. CONCENTRATIONS OF CREDIT RISK

       Revenues and related accounts receivable from the Equitable Production segment's operations are generated primarily from the sale of produced natural gas to Equitable Energy, other Appalachian Basin purchasers, and utility and industrial customers located mainly in the Appalachian area, the sale of crude oil to refinery customers in the Appalachian area, the sale of produced natural gas liquids to a refinery customer in Kentucky and transportation of natural gas in Kentucky, Virginia, Ohio, Pennsylvania and West Virginia.

       The Equitable Utilities Distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to more than 278,000 residential, commercial and industrial customers located in southwest Pennsylvania and parts of West Virginia and Kentucky. The Transmission operations include FERC-regulated interstate pipeline transportation and storage service for the affiliated utility, Equitable Gas, as well as other utility and end-user customers located in the Appalachian and mid-Atlantic regions. The unregulated Marketing operations provides natural gas operations commodity procurement and delivery, risk management and customer services to energy consumers including large industrial, utility, commercial, institutional and residential end-users primarily in the Appalachian and mid-Atlantic regions. Under state regulations, the utility is required to provide continuous natural gas service to residential customers during the winter heating season.

       The NORESCO segment's operating revenues and related accounts receivable are generated from cogeneration and power plant development facilities in several U.S. and Latin American markets, and performance contracting for commercial, industrial and institutional customers and various government facilities including military facilities throughout the United States.

       The Company is not aware of any significant credit risks that have not been recognized in provisions for doubtful accounts.


U. FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



U. FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

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


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------------
                                                                                    2000               1999                1998
                                                                                 ----------         -----------          ---------
                                                                                                    (THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS:
  Equitable Utilities ..................................................         $1,235,756         $  703,969           $580,767
  Equitable Production .................................................            281,842            168,411            161,551
  NORESCO ..............................................................            134,620            169,633            109,493
                                                                                 ----------         ----------           --------
    Total ..............................................................         $1,652,218         $1,042,013           $851,811
                                                                                 ==========         ==========           ========
INTERSEGMENT REVENUES:
  Equitable Utilities ..................................................         $  151,498         $  107,905           $ 71,257
  Equitable Production .................................................             24,275             22,493             20,112
                                                                                 ----------         ----------           --------
    Total ..............................................................         $  175,773         $  130,398           $ 91,369
                                                                                 ==========         ==========           ========
DEPRECIATION, DEPLETION AND AMORTIZATION:
  Equitable Utilities ..................................................         $   28,185         $   35,596           $ 20,570
  Equitable Production .................................................             64,065             58,565             56,380
  NORESCO ..............................................................              5,304              6,078              4,300
  Headquarters .........................................................                223                483              3,920
                                                                                 ----------         ----------           --------
    Total ..............................................................         $   97,777         $  100,722           $ 85,170
                                                                                 ==========         ==========           ========
SEGMENT PROFIT (LOSS):
  Equitable Utilities ..................................................         $   92,978         $   80,641           $ 32,174
  Equitable Production .................................................            120,336             54,616            (24,344)
  NORESCO ..............................................................             10,286             13,441              5,126
                                                                                 ----------         ----------           --------
    Total segment profit ...............................................            223,600            148,698             12,956
RECONCILING ITEMS:
  Headquarters earnings (loss) before interest and taxes from continuing operations not allocated to operating segments:
      Impairments of investments and other assets ......................                 --                 --            (19,756)
      Other ............................................................             15,405             (3,080)            (2,331)
                                                                                 ----------         ----------           --------
         Earnings (loss) before interest and taxes from
      continuing operations ............................................            239,005            145,618             (9,131)
  Interest expense .....................................................             75,661             37,132             40,302
  Income tax expenses (benefit) ........................................             57,171             39,356            (22,381)
                                                                                 ----------         ----------           --------
      Net income (loss) from continuing operations,
        before extraordinary item ......................................         $  106,173         $   69,130           $(27,052)
                                                                                 ==========         ==========           ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


U. FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           2000               1999               1998
                                                                        ----------         -----------          -------
                                                                                           (THOUSANDS)
OTHER SIGNIFICANT NONCASH EXPENSE ITEMS:
   Equitable Utilities:
     Increase (decrease) in deferred purchased natural gas cost         $   15,429         $  (10,370)          $ 4,608
     Noncash restructuring charges ............................                 --                 --            12,009
   Equitable Production:
     Lease impairments ........................................              1,960              3,518            36,908
     Noncash restructuring charges ............................                 --                 --             6,812
   NORESCO:
     Cost of contracts in excess of billings ..................              7,677              2,771             8,271
     Noncash restructuring charges ............................                 --                 --             1,764
                                                                        ----------         ----------           -------
       Total ..................................................         $   25,066         $   (4,081)          $70,372
                                                                        ==========         ==========           =======
SEGMENT ASSETS:
   Equitable Utilities ........................................         $1,146,896         $  914,630
   Equitable Production .......................................            975,523            670,828
   NORESCO ....................................................            143,030            145,925
                                                                        ----------         ----------
       Total operating segments ...............................          2,265,449          1,731,383
Headquarters assets, including cash and short-term
   investments ................................................            190,401             58,191
                                                                        ----------         ----------
       Total ..................................................         $2,455,850         $1,789,574
                                                                        ==========         ==========
EXPENDITURES FOR SEGMENT ASSETS (a):
   Equitable Utilities ........................................         $   28,436         $   43,979
   Equitable Production .......................................            770,930             92,099
   NORESCO ....................................................              1,596              6,041
                                                                        ----------         ----------
         Total ................................................         $  800,962         $  142,119
                                                                        ==========         ==========

(a) 2000 expenditures include $677 million for the acquisition of Statoil Energy, Inc. See Note G; 1999 expenditures include $40 million for the acquisition of Carnegie Natural Gas Company, including $17.7 million in Equitable Utilities and $22.3 million in Equitable Production. See Note G.


V. COMMITMENTS AND CONTINGENCIES

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

       The Company has annual commitments of approximately $30.8 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to 12 years at December 31, 2000, which relate to natural gas distribution and production operations. However, approximately $21.5 million of these costs are recoverable in customer rates.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


V. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


W. INTERIM FINANCIAL INFORMATION (UNAUDITED)

       The following quarterly summary of operating results reflects variations due primarily to the seasonal nature of the Company's utility business and volatility of oil and natural gas commodity prices:


                                                      MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                      --------         -------        ------------     -----------
                                                                  (THOUSANDS EXCEPT PER SHARE AMOUNTS)
                        2000
Operating revenues ..........................         $374,877         $332,497         $335,284         $609,560
Operating income ............................           75,748           50,671           42,626           45,189
Net income from continuing operations before
   extraordinary items ......................           39,103           16,225           19,141           31,704
Earnings per share from continuing operations
   before extraordinary items:
     Basic ..................................         $   1.20         $   0.50         $   0.59         $   0.98
     Assuming dilution ......................         $   1.18         $   0.49         $   0.58         $   0.95

                        1999
Operating revenues ..........................         $413,308         $185,318         $186,682         $256,705
Operating income ............................           56,224           20,369           17,309           48,853
Net income from continuing operations before
   extraordinary items ......................           29,739            7,238            5,732           26,421
Earnings per share from continuing operations
   before extraordinary items:
     Basic ..................................         $   0.84         $   0.21         $   0.17         $   0.80
     Assuming dilution ......................         $   0.84         $   0.21         $   0.17         $   0.79

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

       The supplementary information summarized below presents the results of natural gas and oil activities for the Equitable Production segment in accordance with SFAS No. 69, "Disclosures About Oil and Natural Gas Producing Activities."

       The Company information presented for 2000 excludes data associated with reserves that were combined with Westport or sold in 2000 and are now included in the Company's nonconsolidated investments. Information about the natural gas and oil producing activities of these nonconsolidated investments is disclosed separately in this footnote and is calculated based on the Company's proportionate ownership interest percentage. The information presented for 1998 and 1999 excludes data associated with natural gas reserves related to rate-regulated and other utility operations. In 1999, the exploration and production operations conducted by Equitrans were transferred from Equitable Utilities to Equitable Production. Accordingly, the 1999 oil and natural gas information presented below reflects this transfer. These reserves (proved developed) are less than 5% of total Company proved reserves for the years presented.

     PRODUCTION COSTS

       The following table presents the costs incurred relating to natural gas and oil production activities:


                                                    2000             1999             1998
                                                  --------         --------         --------
                                                                 (THOUSANDS)
At December 31:
   Capitalized costs ....................         $954,734         $947,803         $861,035
   Accumulated depreciation and depletion          332,994          410,921          355,535
                                                  --------         --------         --------
Net capitalized costs ...................         $621,740         $536,882         $505,500
                                                  ========         ========         ========
Costs incurred:
   Property acquisition:
     Proved properties ..................         $604,082         $ 23,165         $  4,799
     Unproved properties ................            9,199              722           18,069
Exploration .............................            3,420            7,143           27,144
Development .............................           93,695           59,647           76,762

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

     RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

       The following table presents the results of operations related to natural gas and oil production, including the effect in 1998 of impairment of assets as described in Note C:

                                                        2000           1999           1998
                                                      --------       --------       --------
                                                                    (THOUSANDS)
Revenues:
   Affiliated .................................       $     --       $ 14,067       $39,553
   Nonaffiliated ..............................        247,390        158,369        99,437
Production costs ..............................         42,450         26,206        30,390
Exploration expenses ..........................          3,420          4,001        30,982
Depreciation and depletion ....................         48,121         52,009        49,348
Impairment of assets ..........................             --          5,018        29,230
Income tax expense (benefit) ..................         56,740         32,911        (1,166)
                                                      --------       --------       -------
Results of operations from producing activities
   (excluding corporate overhead) .............       $ 96,659       $ 52,291       $   206
                                                      ========       ========       =======


     RESERVE INFORMATION

       The information presented below represents estimates of proved natural gas and oil reserves prepared by Company engineers. Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. In February 2000, the Company purchased reserves in conjunction with the Statoil acquisition. The Company sold reserves in the April 2000 Westport merger, and interests in producing properties in the June 2000 and December 2000 sale transactions. In 1999, the Company decreased its estimate of the annual production decline from 4% to 3%, to be more representative of the region. This revision increased 1999 proved developed natural gas and crude oil reserves by 85,574 million cubic feet equivalent. Also during 1999, the exploration and production operations conducted by Equitrans were transferred to Equitable Production and reflected in the reserve information for 1999 as other additions to proved reserves of 43,829 million cubic feet equivalent. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred. All of the Company's proved reserves are in the United States.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                                                                      2000              1999              1998
                                                                   ----------        ----------         --------
                                                                              (MILLIONS OF CUBIC FEET)
NATURAL GAS
Proved developed and undeveloped reserves:
   Beginning of year ...........................................    1,146,433           899,881         889,828
   Revision of previous estimates ..............................       56,388           134,576           6,502
   Purchase of natural gas in place ............................    1,220,509            46,124           8,474
   Sale of natural gas in place ................................     (311,770)               --              --
   Extensions, discoveries and other additions .................      140,204           132,180          54,970
   Production ..................................................      (87,134)          (66,328)        (59,893)
                                                                   ----------        ----------        --------
   End of year .................................................    2,164,630         1,146,433         899,881
                                                                   ==========        ==========        ========
Proved developed reserves:
   Beginning of year ...........................................      965,969           780,817         769,312
   End of year .................................................    1,563,076           965,969         780,817

                                                                      2000              1999              1998
                                                                   ----------        ----------         --------
                                                                               (THOUSANDS OF BARRELS)
OIL
Proved developed and undeveloped reserves:
   Beginning of year ...........................................        9,932             9,826          10,100
   Revision of previous estimates ..............................          134               (23)           (966)
   Purchase of oil in place ....................................        1,872                44               5
   Sale of oil in place ........................................       (4,574)               --              --
   Extensions, discoveries and other additions .................           --             1,155           1,661
   Production ..................................................         (497)           (1,070)           (974)
                                                                   ----------        ----------        --------
   End of year .................................................        6,867             9,932           9,826
                                                                   ==========        ==========        ========
Proved developed reserves:
   Beginning of year ...........................................        7,996             8,331           8,941
   End of year .................................................        6,867             7,996           8,331

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

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

                                                                   2000               1999               1998
                                                               ------------        -----------        -----------
                                                                                    (THOUSANDS)
Future cash inflows ........................................   $ 24,633,861        $ 2,877,829        $1,870,002
Future production costs ....................................     (2,864,814)          (808,115)         (606,777)
Future development costs ...................................       (327,875)          (139,626)          (84,454)
                                                               ------------        -----------        ----------
Future net cash flow before income taxes ...................     21,441,172          1,930,088         1,178,771
10% annual discount for estimated timing of cash flows .....    (14,969,946)        (1,098,185)         (635,296)
                                                               ------------        -----------        ----------
Discounted future net cash flows before income taxes .......      6,471,226            831,903           543,475
Future income tax expenses, discounted at 10% annually .....     (2,394,354)          (251,467)         (118,602)
                                                               ------------        -----------        ----------
Standardized measure of discounted future net cash flows ...   $  4,076,872        $   580,436        $  424,873
                                                               ============        ===========        ==========

       Summary of changes in the standardized measure of discounted future net cash flows:

                                                                            2000               1999            1998
                                                                        -------------      ------------     ------------
                                                                                           (THOUSANDS)
Sales and transfers of natural gas and oil produced - net ........       $  (206,393)       $(146,230)       $(108,600)
Net changes in prices, production and development costs ..........         2,557,134          156,020         (343,061)
Extensions, discoveries, and improved recovery, less
  related costs ..................................................           408,844          140,402           67,986
Development costs incurred .......................................            61,496           30,479           32,497
Purchase (sale) of minerals in place - net .......................         2,627,587           26,152            6,439
Revisions of previous quantity estimates .........................           167,784          101,778             (260)
Accretion of discount ............................................            65,230           42,487           84,463
Net change in income taxes .......................................        (2,142,887)        (128,301)         158,285
Other ............................................................           (42,359)         (67,224)         (13,870)
                                                                         -----------        ---------        ---------
Net increase (decrease) ..........................................         3,496,436          155,563         (116,121)
Beginning of year ................................................           580,436          424,873          540,994
                                                                         -----------        ---------        ---------
End of year ......................................................       $ 4,076,872        $ 580,436        $ 424,873
                                                                         ===========        =========        =========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


The following tables present information about the natural gas and oil producing activities of the Company's nonconsolidated investments.

     PRODUCTION COSTS OF NONCONSOLIDATED INVESTMENTS


                                                                                             2000
                                                                                            --------
                                                                                          (THOUSANDS)
At December 31:
   Capitalized costs ...................................................................    $226,895
   Accumulated depreciation and depletion ..............................................      55,915
                                                                                            --------
Net capitalized costs ..................................................................    $170,980
                                                                                            ========
Costs incurred:
   Property acquisition:
     Proved properties .................................................................    $ 71,225
     Unproved properties ...............................................................      11,424
Exploration ............................................................................      12,429
Development ............................................................................      21,166

RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES OF NONCONSOLIDATED INVESTMENTS

                                                                                              2000
                                                                                            --------
                                                                                          (THOUSANDS)
Revenues ...............................................................................    $78,995
Production costs .......................................................................     17,255
Exploration expenses ...................................................................      4,592
Depreciation and depletion .............................................................     23,283
Impairment of assets ...................................................................      2,885
Income tax expense .....................................................................     10,936
                                                                                            -------
Results of operations from producing activities ........................................    $20,044
                                                                                            =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

     RESERVE INFORMATION OF NONCONSOLIDATED INVESTMENTS


                                                                               2000
                                                                      ------------------------
                                                                      (MILLIONS OF CUBIC FEET)
NATURAL GAS
Proved developed and undeveloped reserves:
   Beginning of year .................................................        42,842
   Revision of previous estimates ....................................         3,828
   Purchase of natural gas in place ..................................        41,925
   Sale of natural gas in place ......................................          (160)
   Extensions, discoveries and other additions .......................        12,007
   Production ........................................................       (12,319)
                                                                             -------
   End of year .......................................................        88,123
                                                                             =======
Proved developed reserves:
   Beginning of year .................................................        29,728
   End of year .......................................................        66,542

                                                                               2000
                                                                      ----------------------
                                                                      (THOUSANDS OF BARRELS)
OIL
Proved developed and undeveloped reserves:
   Beginning of year .................................................        11,757
   Revision of previous estimates ....................................           509
   Purchase of oil in place ..........................................         1,166
   Sale of oil in place ..............................................          (778)
   Extensions, discoveries and other additions .......................         1,125
   Production ........................................................        (1,287)
                                                                             -------
   End of year .......................................................        12,492
                                                                             =======
Proved developed reserves:
   Beginning of year .................................................        10,587
   End of year .......................................................        10,294

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000




X. NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

STANDARD MEASURE OF DISCOUNTED FUTURE CASH FLOW OF NONCONSOLIDATED INVESTMENTS

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

                                                                   2000
                                                               -----------
                                                                (THOUSANDS)
Future cash inflows ........................................   $1,074,495
Future production costs ....................................     (196,143)
Future development costs ...................................      (42,870)
                                                               ----------
Future net cash flow before income taxes ...................      835,482
10% annual discount for estimated timing of cash flows .....     (193,070)
                                                               ----------
Discounted future net cash flows before income taxes .......      642,412
Future income tax expenses, discounted at 10% annually .....     (248,086)
                                                               ----------
Standardized measure of discounted future net cash flows ...   $  394,326
                                                               ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by Item 10 with respect to directors is incorporated herein by reference to the section describing "Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 17, 2001, which will be filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000.

       Information required by Item 10 with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section describing "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 17, 2001.

       Information required by Item 10 with respect to executive officers is included herein after Item 4 at the end of Part I under the heading "Executive Officers of the Registrant."

       The information required by Item of Regulation S-K contained under the caption "Compliance with Section 16(a) Reporting" on pages 4-5 of the Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       Information required by Item 11 is incorporated herein by reference to the sections describing "Executive Compensation," "Employment Contracts and Change-In-Control Arrangements" and "Pension Plan" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 17, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by Item 12 is incorporated herein by reference to the section describing "Voting Securities and Record Date" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held on May 17, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      1. Financial Statements

            The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

         2. Financial Statement Schedule

            The financial statement schedule listed in the accompanying index to financial statements and financial schedule is filed as part of this Annual Report on Form 10-K.

         3. Exhibits

            The exhibits listed on the accompanying index to exhibits (pages 63 through 66) are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2000.

            None.




                            EQUITABLE RESOURCES, INC.

                      INDEX TO FINANCIAL STATEMENTS COVERED
                        BY REPORT OF INDEPENDENT AUDITORS


(ITEM 14 (a))

1. The following consolidated financial statements of Equitable Resources, Inc. and Subsidiaries are included in Item 8:

         PAGE REFERENCE

Statements of Consolidated Income for each of the three
   years in the period ended December 31, 2000                            34
Statements of Consolidated Cash Flows for each of the
   three years in the period ended December 31, 2000                      35
Consolidated Balance Sheets December 31, 2000 and 1999                  36 - 37
Statements of Common Stockholders' Equity for each of the
   three years in the period ended December 31, 2000                      38
Notes to Consolidated Financial Statements                              39 - 66


2.   Schedule for the Years Ended December 31, 2000, 1999 and 1998 included in
     Part IV:
      II-- Valuation and Qualifying Accounts and Reserves                 69

     All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


            COLUMN A                COLUMN B                     COLUMN C                COLUMN D             COLUMN E
       ------------------         -------------      ---------------------------------  -----------        -------------
                                                       ADDITIONS
                                   BALANCE AT          CHARGED TO                                            BALANCE AT
                                   BEGINNING OF         COSTS AND                                              END OF
           DESCRIPTION               PERIOD             EXPENSES         ACQUISITIONS   DEDUCTIONS             PERIOD
       -------------------------------------------------------------------------------------------------------------------
                                                                (THOUSANDS)

 2000
Accumulated Provisions for
  Doubtful Accounts                  $13,024            $12,129             $400(b)     $(10,140)(a)          $15,413

 1999
Accumulated Provisions for
  Doubtful Accounts                  $ 9,818            $11,917             $108(c)     $ (8,819)(a)          $13,024

 1998
Accumulated Provisions for
  Doubtful Accounts                  $10,284            $15,634             $ 21(d)     $(16,121)(a)          $ 9,818


Note:

(a)  Customer accounts written off, less recoveries.
(b) Addition to the Provision for Doubtful Accounts relates to the acquisition of Statoil Energy, Inc.
(c) Addition to the Provision for Doubtful Accounts relates to the acquisition of Carnegie Distribution.
(d) Addition to the Provision for Doubtful Accounts relates to the acquisition of LMI and Scallop.

                               INDEX TO EXHIBITS

     EXHIBITS                              DESCRIPTION                                     METHOD OF FILING
  ---------------       ---------------------------------------------------    -----------------------------------------
     3.01               Restated Articles of Incorporation of the Company      Filed as Exhibit 3.01 to Form 10-K for
                        dated May 18, 1999                                     the year ended December 31, 1999

     3.02               Bylaws of the Company (amended through May 17,         Filed as Exhibit 3.02 to Form 10-Q for
                        2000)                                                  the quarter ended June 30, 2000

     4.01 (a)           Indenture dated as of April 1, 1983 between the        Filed as Exhibit 4.01 (Revised) to
                        Company and Pittsburgh National Bank relating to       Post-Effective Amendment No. 1 to
                        Debt Securities                                        Registration Statement (Registration
                                                                               No. 2-80575)

     4.01 (b)           Instrument appointing Bankers Trust Company as         Filed as Exhibit 4.01 (b) to Form 10-K
                        successor trustee to Pittsburgh National Bank          for the year ended December 31, 1998

     4.01 (c)           Resolutions adopted June 22, 1987 by the Finance       Filed as Exhibit 4.01 (c) to Form 10-K
                        Committee of the Board of Directors of the             for the year ended December 31, 1998
                        Company establishing the terms of the 75,000
                        units (debentures with warrants) issued July 1,
                        1987

     4.01 (d)           Supplemental indenture dated March 15, 1991 with       Filed as Exhibit 4.01 (f) to Form 10-K
                        Bankers Trust Company eliminating limitations on       for the year ended December 31, 1996
                        liens and additional funded debt

     4.01 (e)           Resolution adopted August 19, 1991 by the Ad Hoc       Filed as Exhibit 4.01 (g) to Form 10-K
                        Finance Committee of the Board of Directors of         for the year ended December 31, 1996
                        the Company Addenda Nos. 1 through 27,
                        establishing the terms and provisions of the
                        Series A Medium-Term Notes

     4.01 (f)           Resolutions adopted July 6, 1992 and February 19,      Refiled as Exhibit 4.01 (h) to Form
                        1993 by the Ad Hoc Finance Committee of the Board      10-K for the year ended December 31,
                        of Directors of the Company and Addenda Nos. 1         1997
                        through 8, establishing the terms and provisions
                        of the Series B Medium-Term Notes

     4.01 (g)           Resolution adopted July 14, 1994 by the Ad Hoc         Filed as exhibit 4.01(i) to Form 10-K
                        Finance Committee of the Board of Directors of         for the year ended December 31, 1995
                        the Company and Addenda Nos. 1 and 2,
                        establishing the terms and provisions of the
                        Series C Medium-Term Notes

     4.01 (h)           Resolution adopted January 18 and July 18, 1996        Filed as Exhibit 4.01 (j) to Form 10-K
                        by the Board of Directors of the Company and           for the year ended December 31, 1996
                        Resolutions adopted July 18, 1996 by the
                        Executive Committee of the Board of Directors of
                        the Company, establishing the terms and
                        provisions of the 7.75% Debentures issued July
                        29, 1996

     4.01 (i)           Junior Subordinated Indenture Between Equitable        Filed as Exhibit 4.1 to Form 10-Q for
                        Resources, Inc. and Bankers Trust Company              the quarter ended June 30, 1998

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

                                INDEX TO EXHIBITS

     EXHIBITS                              DESCRIPTION                                     METHOD OF FILING
  ---------------       ---------------------------------------------------    -----------------------------------------
       4.01 (j)         Amended and Restated Trust Agreement Between           Filed as Exhibit 4.2 to Form 10-Q for
                        Equitable Resources, Inc. and Bankers Trust            the quarter ended June 30, 1998
                        Company

       4.01 (k)         Equitable Resources, Inc. 7.35% Junior                 Filed as Exhibit 4.3 to Form 10-Q for
                        Subordinated Deferrable Interest Debentures            the quarter ended June 30, 1998
                        Certificate

       4.01 (l)         Rights Agreement dated as of April 1, 1996             Filed as Exhibit 1 to Registration
                        between the Company and Chemical Mellon                Statement on Form 8-A filed April 16,
                        Shareholder Services, L.L.C., setting forth the        1996
                        terms of the Company's Preferred Stock Purchase
                        Rights Plan

      10.01             Trust Agreement with Pittsburgh National Bank to       Refiled as Exhibit 10.01 to Form 10-K
                        act as Trustee for Supplemental Pension Plan,          for the year ended December 31, 1999
                        Supplemental Deferred Compensation Benefits,
                        Retirement Program for Board of Directors and
                        Supplemental Executive Retirement Plan

     *10.02             Equitable Resources, Inc.                              Filed as Exhibit 10.4 to Form 10-Q for
                        Directors' Deferred Compensation Plan (Amended         the quarter ended June 30, 2000
                        and Restated Effective May 16, 2000)

     *10.03             1999 Equitable Resources, Inc.                         Filed as Exhibit 10.2 to Form 10-Q for
                        Long-Term Incentive Plan (as amended May 26, 1999)     the quarter ended June 30, 1999

     *10.04             1999 Equitable Resources, Inc.                         Filed as Exhibit 10.04 to Form 10-K for
                        Short-Term Incentive Plan                              the year ended December 31, 1999

     *10.05             1999 Equitable Resources, Inc. Non-Employee            Filed as Exhibit 10.1 to Form 10-Q for
                        Directors' Stock Incentive Plan (as amended May        the quarter ended June 30, 1999
                        26, 1999)

     *10.06             Equitable Resources, Inc. 1994 Long-Term               Refiled as Exhibit 10.06 to Form 10-K for
                        Incentive Plan                                         the year ended December 31, 1999

     *10.07             Equitable Resources, Inc. and Subsidiaries             Filed as Exhibit 10.3 to Form 10-Q for
                        Deferred Compensation Plan (Amended and Restated       the quarter ended June 30, 2000
                        Effective May 16, 2000)

     *10.08             Equitable Resources, Inc. Breakthrough Long-Term       Filed as Exhibit 10.01 to Form 10-Q for
                        Incentive Plan with certain executives of the          the quarter ended September 30, 2000
                        Company (as amended through November 30, 1999)

     *10.09 (a)         Employment Agreement dated as of May 4, 1998 with      Filed as Exhibit 10.2 to Form 10-Q for
                        Murry S. Gerber                                        the quarter ended June 30, 1998

     *10.09 (b)         Amendment No. 1 to Employment Agreement with           Filed as Exhibit 10.09 (b) to Form 10-K
                        Murry S. Gerber                                        for the year ended December 31, 1999


Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

                                INDEX TO EXHIBITS


     EXHIBITS                              DESCRIPTION                                     METHOD OF FILING
  ---------------       ---------------------------------------------------    -----------------------------------------
     *10.10             Change in Control Agreement dated December 1,          Filed as Exhibit 10.10 to Form 10-K for
                        1999 with Murry S. Gerber                              the year ended December 31, 1999

     *10.11             Supplemental Executive Retirement Agreement dated      Filed as Exhibit 10.4 to Form 10-Q for
                        as of May 4, 1998 with Murry S. Gerber                 the quarter ended June 30, 1998

     *10.12             Amended and Restated Post-Termination                  Filed as Exhibit 10.12 to Form 10-K for
                        Confidentiality and Non-Competition Agreement          the year ended December 31, 1999
                        dated December 1, 1999 with Murry S. Gerber

     *10.13 (a)         Employment Agreement dated as of July 1, 1998          Filed as Exhibit 10.1 to Form 10-Q for
                        with David L. Porges                                   the quarter ended September 30, 1998

     *10.13 (b)         Amendment No. 1 to Employment Agreement with           Filed as Exhibit 10.13 (b) to Form 10-K
                        David L. Porges                                        for the year ended December 31, 1999

     *10.14             Change of Control Agreement dated July 1, 1998         Filed as Exhibit 10.14 to Form 10-K for
                        with David L. Porges                                   the year ended December 31, 1999

     *10.15             Amended and Restated Post-Termination                  Filed as Exhibit 10.15 to Form 10-K for
                        Confidentiality and Non-Competition Agreement          the year ended December 31, 1999
                        dated December 1, 1999 with David L. Porges

     *10.16             Change of Control Agreement dated December 1,          Filed as Exhibit 10.16 to Form 10-K for
                        1999 with Gregory R. Spencer                           the year ended December 31, 1999

     *10.17             Noncompete Agreement dated December 1, 1999 with       Filed as Exhibit 10.17 to Form 10-K for
                        Gregory R. Spencer                                     the year ended December 31, 1999

     *10.18             Change of Control Agreement dated December 1,          Filed as Exhibit 10.18 to Form 10-K for
                        1999 with Johanna G. O'Loughlin                        the year ended December 31, 1999

     *10.19             Noncompete Agreement dated December 1, 1999 with       Filed as Exhibit 10.19 to Form 10-K for
                        Johanna G. O'Loughlin                                  the year ended December 31, 1999

     *10.20 (a)         Agreement dated May 29, 1996 with Paul Christiano      Filed as Exhibit 10.04 (a) to Form 10-K
                        for deferred payment of 1996 director fees             for the year ended December 31, 1996
                        beginning May 29, 1996

     *10.20 (b)         Agreement dated November 26, 1996 with Paul            Filed as Exhibit 10.04 (b) to Form 10-K
                        Christiano for deferred payment of 1997                for the year ended December 31, 1996
                        director fees

     *10.20 (c)         Agreement dated December 1, 1997 with Paul             Filed as Exhibit 10.04 (c) to Form 10-K
                        Christiano for deferred payment of 1998               for the year ended December 31, 1997
                        director fees

     *10.20 (d)         Agreement dated December 15, 1998 with Paul            Filed as Exhibit 10.19 (d) to Form 10-K
                        Christiano for deferred payment of 1999                for the year ended December 31, 1998
                        director fees

     *10.20 (e)         Agreement dated November 29, 1999 with Paul            Filed as Exhibit 10.20 (e) to Form 10-K
                        Christiano for deferred payment of 2000                for the year ended December 31, 1999
                        director fees


Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

 EXHIBITS                              DESCRIPTION                                     METHOD OF FILING
-------------       ---------------------------------------------------    -----------------------------------------
* 10.21 (a)         Agreement dated May 24, 1996 with Phyllis A. Domm      Filed as Exhibit 10.14 (a) to Form 10-K
                    for deferred payment of 1996 director fees             for the year ended December 31, 1996
                    beginning May 24, 1996

* 10.21 (b)         Agreement dated November 27, 1996 with Phyllis A.      Filed as Exhibit 10.14 (b) to Form 10-K
                    Domm for deferred payment of 1997 director fees        for the year ended December 31, 1996

* 10.21 (c)         Agreement dated November 30, 1997 with Phyllis A.      Filed as Exhibit 10.14 (c) to Form 10-K
                    Domm for deferred payment of 1998 director fees        for the year ended December 31, 1997

* 10.21 (d)         Agreement dated December 5, 1998 with Phyllis A.       Filed as Exhibit 10.20 (d) to Form 10-K
                    Domm for deferred payment of 1999 director fees        for the year ended December 31, 1998

* 10.21 (e)         Agreement dated November 30, 1999 with Phyllis A.      Filed as Exhibit 10.21 (e) to Form 10-K
                    Domm for deferred payment of 2000 director fees        for the year ended December 31, 1999

* 10.22 (a)         Agreement dated December 31, 1987 with Malcolm M.      Filed as Exhibit 10.21 (a) to Form 10-K
                    Prine for deferred payment of 1988 director fees       for the year ended December 31, 1998

* 10.22 (b)         Agreement dated December 30, 1988 with Malcolm M.      Filed as Exhibit 10.21 (b) to Form 10-K
                    Prine for deferred payment of 1989 director fees       for the year ended December 31, 1998

* 10.23             Release Agreement dated December 8, 1999 with          Filed as Exhibit 10.23 to Form 10-K for
                    John C. Gongas, Jr.                                    the year ended December 31, 1999

* 10.24             Change in Control Agreement dated June 12, 2000        Filed as Exhibit 10.1 to Form 10-Q for
                    by and between Equitable Resources, Inc. and           the quarter ended June 30, 2000
                    James M. Funk

* 10.25             Noncompete Agreement dated June 12, 2000 by and        Filed as Exhibit 10.2 to Form 10-Q for
                    between Equitable Resources, Inc. and James M.         the quarter ended June 30, 2000
                    Funk

* 10.26             Change of Control Agreement dated October 30,          Filed as Exhibit 10.2 to Form 10-Q for
                    2000 by and between Equitable Resources, Inc. and      the quarter ended September 30, 2000
                    Philip P. Conti

* 10.27             Purchase Agreement by and among Equitable              Filed as Exhibit 10.5 to Form 10-Q for
                    Resources Energy Company, ET Bluegrass Company,        the quarter ended September 30, 1998
                    EREC Nevada, Inc. and ERI Services. Inc. and AEP
                    Resources, Inc. dated September 12, 1998 for the
                    purchase of midstream assets

* 10.28             Indemnification Agreement effective July 19, 2000      Filed herewith as Exhibit 10.28
                    by and between Equitable Resources, Inc. and
                    James M. Funk



Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

 EXHIBITS                              DESCRIPTION                                     METHOD OF FILING
-------------       ---------------------------------------------------    -----------------------------------------
*10.29              Indemnification Agreement effective August 11,         Filed herewith as Exhibit 10.29
                    2000 by and between Equitable Resources, Inc. and
                    Philip P. Conti

*10.30              Indemnification Agreement dated January 18, 2001       Filed herewith as Exhibit 10.30
                    by and between Equitable Resources, Inc. and
                    Joseph E. O'Brien

*10.31              Change of Control Agreement dated January 30,          Filed herewith as Exhibit 10.31
                    2001 by and between Equitable Resources, Inc. and
                    Joseph E. O'Brien

*10.32              Noncompete Agreement dated January 30, 2001 by         Filed herewith as Exhibit 10.32
                    and between Equitable Resources, Inc. and Joseph
                    E. O'Brien

21                  Schedule of Subsidiaries                               Filed herewith as Exhibit 21

23.01               Consent of Independent Auditors                        Filed herewith as Exhibit 23.01

------------

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


                                   EQUITABLE RESOURCES, INC.

                              By:         /s/ MURRY S. GERBER
                                 -----------------------------------------------
                                               Murry S. Gerber
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/    MURRY S. GERBER                   Chairman, President and             March 14, 2001
------------------------------------        Chief Executive Officer
         Murry S. Gerber
  (Principal Executive Officer)

   /s/    DAVID L. PORGES                   Executive Vice President and        March 14, 2001
------------------------------------        Chief Financial Officer
        David L. Porges
  (Principal Financial Officer)

   /s/    JOHN A. BERGONZI                  Corporate Controller and            March 14, 2001
------------------------------------        Assistant Treasurer
         John A. Bergonzi
  (Principal Accounting Officer)

  /s/    PAUL CHRISTIANO                    Director                            March 14, 2001
------------------------------------
         Paul Christiano

  /s/    PHYLLIS A. DOMM                    Director                            March 14, 2001
------------------------------------
         Phyllis A. Domm

 /s/    E. LAWRENCE KEYES, JR.              Director                            March 14, 2001
------------------------------------
        E. Lawrence Keyes, Jr.

 /s/    THOMAS A. MCCONOMY                  Director                            March 14, 2001
------------------------------------
         Thomas A. McConomy

 /s/    GEORGE L. MILES, JR.                Director                            March 14, 2001
------------------------------------
       George L. Miles, Jr.

 /s/    DONALD I. MORITZ                    Director                            March 14, 2001
------------------------------------
       Donald I. Moritz

/s/    MALCOLM M. PRINE                     Director                            March 14, 2001
------------------------------------
      Malcolm M. Prine

/s/    JAMES E. ROHR                        Director                            March 14, 2001
------------------------------------
      James E. Rohr

/s/    DAVID S. SHAPIRA                     Director                            March 14, 2001
-------------------------------------
         David S. Shapira

/s/   J. MICHAEL TALBERT                    Director                            March 14, 2001
------------------------------------
      J. Michael Talbert