Form 10-Q
period 2001-03-31
EQUITABLE RESOURCES INC /PA/
filed 2001-05-09
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                   Class                                  April 30, 2001
                   -----                                  --------------
        Common stock, no par value                      32,635,510 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                  Page No.
                                                                                  --------
PART I.   FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three
               Months Ended March 31, 2001 and 2000                                    1

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2001 and 2000                      2

               Condensed Consolidated Balance Sheets, March 31, 2001,
               and December 31, 2000                                                 3 - 4

               Notes to Condensed Consolidated Financial Statements                  5 - 8

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                        9 - 22

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk             22

PART II.  OTHER INFORMATION:

    Item 6.    Exhibits and Reports on Form 8-K                                       23

SIGNATURE                                                                             24

INDEX TO EXHIBITS                                                                     25

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                Three Months Ended
                                                                      March 31,
                                                             2001               2000
                                                        ------------------------------------
                                                        (Thousands except per share amounts)
Operating revenues                                         $851,157           $374,877
Cost of sales                                               665,566            208,939
                                                           --------           --------
    Net operating revenues                                  185,591            165,938
                                                           --------           --------

OPERATING EXPENSES:
    Operation and maintenance                                20,647             19,835
    Exploration and production                                9,680             10,258
    Selling, general and administrative                      29,858             30,313
    Depreciation, depletion and amortization                 17,133             29,784
                                                           --------           --------
       Total operating expenses                              77,318             90,190
                                                           --------           --------

Operating income                                            108,273             75,748

Equity in nonconsolidated subsidiaries:
    Westport                                                 10,990                 --
    Other                                                     1,941              1,434
                                                           --------           --------
                                                             12,931              1,434

EARNINGS BEFORE INTEREST AND TAXES (EBIT)                   121,204             77,182

Interest charges                                             11,467             15,795
                                                           --------           --------

Income before income taxes                                  109,737             61,387
Income taxes                                                 38,471             22,284
                                                           --------           --------

NET INCOME                                                 $ 71,266           $ 39,103
                                                           ========           ========

EARNINGS PER SHARE OF COMMON STOCK:
    Basic:
       Weighted average common shares outstanding            32,415             32,660
                                                           ========           ========

          Net income                                       $   2.20           $   1.20
                                                           ========           ========

    Diluted:
       Weighted average common shares outstanding            33,219             33,110
                                                           ========           ========

          Net income                                       $   2.15           $   1.18
                                                           ========           ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     -----------------------------
                                                                                       2001                2000
                                                                                     -----------------------------
                                                                                            (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                                            $ 71,266           $  39,103
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for losses on accounts receivable                                     7,247               3,384
        Depreciation, depletion, and amortization                                      17,133              29,784
        Recognition of deferred revenue                                               (19,850)             (3,630)
        Deferred income taxes (benefits)                                                  787              (1,097)
        Increase in undistributed earnings from nonconsolidated investments
                                                                                      (10,335)               (957)

    Changes in other assets and liabilities                                            24,648             (14,215)
                                                                                     --------           ---------
           Total adjustments                                                           19,630              13,269

               Net cash provided by operating activities                               90,896              52,372
                                                                                     --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (14,225)            (24,195)
    Acquisition of Statoil production assets                                               --            (672,022)
    Increase in equity in nonconsolidated investments                                    (711)             (2,428)
    Proceeds from sale of receivables                                                  29,964                  --
    Proceeds from sale of property                                                      2,905                 498
                                                                                     --------           ---------

           Net cash provided by (used in) investing activities                         17,933            (698,147)
                                                                                     --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                     (9,567)             (9,673)
    Proceeds from exercises under employee compensation plans                           1,574               3,960
    (Decrease) increase in short-term loans                                           (66,005)            636,160
                                                                                     --------           ---------

           Net cash (used in) provided by financing activities                        (73,998)            630,447
                                                                                     --------           ---------

Net increase (decrease) in cash and cash equivalents                                   34,831             (15,328)
Cash and cash equivalents at beginning of period                                       52,023              18,031
                                                                                     --------           ---------
Cash and cash equivalents at end of period                                           $ 86,854           $   2,703
                                                                                     ========           =========

CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)                                             $ 13,611           $  20,855
                                                                                     ========           =========
    Income taxes (refunded) paid                                                     $(12,918)          $   4,304
                                                                                     ========           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  ASSETS                                 March 31, 2001       December 31, 2000
                                                                        --------------------------------------
                                                                                    (Thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                             $   86,854          $   52,023
    Accounts receivable (less accumulated provision for doubtful
       accounts: 2001, $21,893, 2000, $15,413)                               329,388             300,399
    Unbilled revenues                                                         62,137              80,157
    Inventory                                                                 29,491              85,246
    Deferred purchased gas cost                                                5,310              13,568
    Derivative commodity instruments, at fair value                           19,312              31,220
    Prepaid expenses and other                                                19,140              21,123
                                                                          ----------          ----------

       Total current assets                                                  551,632             583,736
                                                                          ----------          ----------

INVESTMENT IN NONCONSOLIDATED SUBSIDIARIES                                   241,697             230,651
                                                                          ----------          ----------

PROPERTY, PLANT AND EQUIPMENT                                              2,237,030           2,226,421

    Less accumulated depreciation and depletion                              822,504             806,992
                                                                          ----------          ----------

       Net property, plant and equipment                                   1,414,526           1,419,429
                                                                          ----------          ----------

OTHER ASSETS                                                                 175,192             191,098
                                                                          ----------          ----------

       Total                                                              $2,383,047          $2,424,914
                                                                          ==========          ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                                 March 31, 2001       December 31, 2000
                                                                                        ---------------------------------------
                                                                                                    (Thousands)
CURRENT LIABILITIES:
    Current portion of long-term debt                                                    $    10,100           $    10,100
    Current portion of nonrecourse project financing                                          17,000                   461
    Short-term loans                                                                         236,262               302,267
    Accounts payable                                                                         239,033               285,723
    Prepaid gas forward sale                                                                  55,705                55,705
    Derivative commodity instrument, at fair value                                            35,844                30,243
    Other current liabilities                                                                181,615               161,082
                                                                                         -----------           -----------

        Total current liabilities                                                            775,559               845,581
                                                                                         -----------           -----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                                         271,250               271,250
    Nonrecourse project financing                                                                 --                16,539
                                                                                         -----------           -----------
        Total long-term debt                                                                 271,250               287,789

DEFERRED AND OTHER CREDITS
    Deferred income taxes                                                                    258,607               247,833
    Deferred investment tax credits                                                           15,147                15,411
    Prepaid gas forward sale                                                                 139,283               153,589
    Deferred revenue                                                                          22,886                30,232
    Other                                                                                     26,697                25,784
                                                                                         -----------           -----------
       Total deferred and other credits                                                      462,620               472,849
                                                                                         -----------           -----------

Preferred trust securities                                                                   125,000               125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 80,000 shares; shares issued March
         31, 2001 and December 31, 2000, 37,252
                                                                                             281,183               281,000
      Treasury stock, shares at cost March 31, 2001, 4,681; December 31,
         2000, 4,713                                                                        (150,430)             (151,167)
      Retained earnings                                                                      628,111               563,755
      Accumulated other comprehensive (loss) income                                          (10,246)                    7
                                                                                         -----------           -----------

      Total common stockholders' equity                                                      748,618               693,695
                                                                                         -----------           -----------

      Total                                                                              $ 2,383,047           $ 2,424,914
                                                                                         ===========           ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

       The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Equitable Resources' Annual Report on Form 10-K for the year ended December 31, 2000.

B. Business Combinations - On February 15, 2000, Equitable Resources, Inc. (Equitable or the Company), through its subsidiary, ERI Investments, Inc., acquired the Appalachian oil and gas properties of Statoil Energy, Inc. for $630 million plus working capital adjustments for a total of $677 million. The Company acquired all of the issued and outstanding shares and interests of Eastern States Oil & Gas, Inc. and Eastern States Exploration Co. (collectively "Statoil"), subsidiaries of Statoil Energy, Inc. The acquisition was initially funded through commercial paper and was replaced with transactions designed to monetize the oil and gas properties. This acquisition was accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities assumed was made on the basis of the estimated fair value. The consolidated financial statements include the operating results of these properties from the date of acquisition.

       The following summarized unaudited pro forma financial information assumes that the Statoil acquisition occurred on January 1, 2000. Adjustments have been made for DD&A and certain other adjustments together with related income tax effects.

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                            2000
                                                                   ------------------------
                                                                    (Thousands, except per
                                                                        share amounts)

                   Revenue                                                  $396,371
                                                                    =======================
                   Net income                                               $ 40,126
                                                                    =======================
                   Earnings per share:

                       Basic                                                $   1.23
                                                                    =======================

                       Diluted                                              $   1.21
                                                                    =======================

       This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on January 1, 2000, or of the Company's actual or future results of operations of the combined companies.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the operations of the Company's state-regulated local distribution company, natural gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines, and supply and transportation services for the natural gas and electricity markets. The Equitable Production segment's activities are comprised of the development, production, gathering and sale of natural gas and oil, and the extraction and sale of natural gas liquids. The NORESCO segment's activities are comprised of cogeneration and power plant development, performance contracting, central facility plant operations, and the development and implementation of energy and water efficiency programs.

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

                                                           Three Months Ended
                                                                March 31,
                                                     -----------------------------
                                                        2001               2000
                                                     -----------------------------
                                                              (Thousands)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                              $ 731,557           $ 277,711
    Equitable Production                                85,136              66,566
    NORESCO                                             34,464              30,600
                                                     ---------           ---------
        Total                                        $ 851,157           $ 374,877
                                                     =========           =========
INTERSEGMENT REVENUES:
    Equitable Utilities                              $  53,673           $  30,671
    Equitable Production                                 5,351               7,374
                                                     ---------           ---------
      Total                                          $  59,024           $  38,045
                                                     =========           =========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                              $  49,230           $  47,160
    Equitable Production                                59,546              31,461
    NORESCO                                              2,811                 296
                                                     ---------           ---------
        Total operating segments                     $ 111,587           $  78,917
                                                     =========           =========

LESS:  RECONCILING ITEMS
    Equity earnings in Westport                      $  10,990           $      --
    Headquarters operating expenses                     (1,373)             (1,735)
    Interest expense                                   (11,467)            (15,795)
    Income tax expenses                                (38,471)            (22,284)
                                                     ---------           ---------
        Net income                                   $  71,266           $  39,103
                                                     =========           =========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

C.     Segment Disclosure (Continued)

                                                                       March 31,      December 31,
                                                                        2001             2000
                                                                    ------------------------------
                                                                               (Thousands)
SEGMENT ASSETS:
    Equitable Utilities                                             $1,040,076        $1,115,960
    Equitable Production                                             1,085,619           975,523
    NORESCO                                                            151,355           143,030
                                                                    ----------        ----------

        Total operating segments                                     2,277,050         2,234,513

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable             105,997           190,401
                                                                    ----------        ----------

        Total                                                       $2,383,047        $2,424,914
                                                                    ==========        ==========

D.     Cumulative Effect of Change in Accounting.

       Accounting Policy for Derivative Instruments - Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The intended use of the derivatives and their designation as either a fair value hedge or a cash flow hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. The time value of options, which is excluded from the assessment of hedge effectiveness, and the amount of the hedge's ineffectiveness, decreased earnings by $0.8 million and is included in Operating Revenue in the Statement of Consolidated Income.

       Cash Flow Hedges - The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company's exposure to variability in expected future cash flows and relate primarily to the Company's use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas, oil and propane. The asset and liability for all of the Company's derivative financial instruments was $4.6 million and $21.8 million, respectively at March 31, 2001, and is reflected on the Consolidated Balance Sheet as Derivative Commodity Instruments at fair value.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


D.     Cumulative Effect of Change in Accounting (Continued)

       At March 31, 2001, the Company expects to recognize $26.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to physical settlements.

       The Company has derivatives with maturities that extend through December 2005.

E. Accumulated Other Comprehensive Income (Loss) - The components of Accumulated Other Comprehensive Income (Loss) are as follows shown net of tax (in thousands):

        Accumulated other comprehensive income, January 1, 2001              $       7
        Cumulative effect of FAS 133 adoption                                  (37,023)
        Net change of current period hedging transactions                       26,770
                                                                          --------------
        Accumulated other comprehensive loss, March 31, 2001                 $ (10,246)
                                                                          ==============

F. In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements and footnote disclosures.

G. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2001 presentation.

H. Stock Split - On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split subject to regulatory approval, payable June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighed average common shares outstanding have not been adjusted for the two for one stock split as a result of the pending regulatory approval.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

       Equitable's consolidated net income for the quarter ended March 31, 2001 was $71.3 million, or $2.15 per diluted share, which included $7.1 million, or $0.22 per diluted share, related to earnings from Westport Resources Corporation (Westport), compared with net income of $39.1 million, or $1.18 per share, for the quarter ended March 31, 2000.

       The improvement in earnings is mainly attributable to higher commodity prices, increased throughput at the utility segment, lower depletion expense primarily due to the June and December 2000 sale of reserves, lower interest expense primarily due to the pay down of debt with proceeds from the sale of reserves and the reserve monetizations, and higher margins in the NORESCO segment. The increase was partially offset by an increased provision for credit-related reserves in the production and utility segments due to higher prices.

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

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              -----------------------------
                                                                2001               2000
                                                              -----------------------------
                               OPERATIONAL DATA
Capital expenditures                                          $  7,563           $  5,390

Operating expenses/net revenues (%)                              43.35%             44.65%

                       FINANCIAL RESULTS (THOUSANDS)

Utility revenues                                              $213,643           $135,366
Marketing revenues                                             571,587            173,016
                                                              --------           --------
    Total operating revenues                                   785,230            308,382

Purchased natural gas costs                                    698,333            223,180
                                                              --------           --------
    Net operating revenues                                      86,897             85,202

Operating and maintenance expense                               14,883             14,861
Selling, general and administrative expense                     16,499             15,505
Depreciation, depletion and amortization                         6,285              7,676
                                                              --------           --------
    Total expenses                                              37,667             38,042
                                                              --------           --------

EBIT                                                          $ 49,230           $ 47,160
                                                              ========           ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       Total operating revenues increased $476.8 million, or 154.6%, to $785.2 million for the three months ended March 31, 2001. This increase was primarily due to higher marketing volumes as a result of the Statoil acquisition and higher commodity prices. Due to the small margins on these transactions, this increase had an insignificant impact on EBIT. EBIT increased 4.4% to $49.2 million for the current period compared to $47.2 million for the same period in 2000. The improved results for 2001 are primarily attributable to higher distribution net revenues, due mainly to colder weather, and lower operating costs due to 2000 process improvement initiatives. These improvements were partially offset by increased provisions for doubtful accounts.

       In April 2001, a labor settlement involving the Equitrans unit of Equitable Utilities and members of the local PACE labor union was reached. The agreement between the Company and the Union resulted in the right to reduce the current workforce. This reduction will result in a charge that will impact the second quarter of 2001.

DISTRIBUTION OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2001           2000
                                                              -------------------------
                               OPERATIONAL DATA

Degree days (normal = 3,016)                                    2,818            2,572
O & M per customer                                            $ 78.78          $ 74.65

Volumes (MMcf)
   Residential                                                 13,116           11,733
   Commercial and Industrial                                   10,367           11,541
                                                              -------          -------
    Total gas sales and transportation                         23,483           23,274
                                                              =======          =======

                       FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                        $66,502          $60,403

Operating costs                                                22,443           21,544
Depreciation and amortization                                   4,274            4,426
                                                              -------          -------

EBIT                                                          $39,785          $34,433
                                                              =======          =======

THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       Weather in the distribution service territory during the current period was 6.6% warmer than normal but 9.6% colder than last year. Total system throughput increased 0.2 Bcf, versus the same period last year, primarily as a result of the colder weather. Residential volumes increased by 11.8%, with the increase being weather related. However, Commercial and Industrial volumes declined by 10.2% essentially offsetting the residential increases. The decrease in Commercial and Industrial throughput was due to a reduction in large industrial customer volumes. The margin from this large industrial business is low, and it caused a reduction in first quarter gross margin of $0.2 million.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

       Net operating revenues increased $6.1 million from the same period last year. This increase is primarily due to the 9.6% colder weather year over year, and increased natural gas delivery margins.

       Total operating expenses for the current period increased $0.7 million from the same period in 2000. The increase is due principally to a $1.6 million increase in provisions for doubtful accounts attributable to higher natural gas prices. These increases were partially offset by the benefit of continued Utility process improvement initiatives.

PIPELINE OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2001            2000
                                                              ------------------------
                               OPERATIONAL DATA

Transportation throughput (MMbtu)                              18,486           23,233

                       FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                        $18,203          $19,274

Operating costs                                                 6,958            7,053
Depreciation and amortization                                   1,956            3,204
                                                              -------          -------

EBIT                                                          $ 9,289          $ 9,017
                                                              =======          =======

THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       Net operating revenues decreased $1.1 million, or 5.6%, over the 2000 quarter. Pipeline revenues for 2000 include $1.6 million related to the recovery of stranded costs in rates. Excluding the impact of the rate settlement, net revenues of $18.2 million for 2001 increased $0.5 million, or 2.8%, over the $17.7 million for 2000.

       Total operating expenses were $8.9 million for the 2001 quarter compared with operating expenses of $10.3 million for the 2000 quarter. Operating expenses for 2000 include $1.3 million of amortization expense related to the recovery of stranded costs in rates. After adjusting for the amortization of stranded cost recovery, operating expenses at the Pipeline decreased $0.1 million.

       Excluding the impact of the rate settlement and amortization expense on the recovery of stranded costs in rates, EBIT increased $0.6 million, or 6.9%. This increase was due primarily to a one-time gain recorded on the sale of extraction facilities.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

ENERGY MARKETING

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2001            2000
                                                              -------------------------

                               OPERATIONAL DATA
Marketed gas sales (MMBtu)                                     85,749           60,469

Net operating revenues/MMBtu                                  $0.0256          $0.0914

                       FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                        $ 2,192          $ 5,525

Operating costs                                                 1,981            1,769
Depreciation and amortization                                      55               46
                                                              -------          -------

EBIT                                                          $   156          $ 3,710
                                                              =======          =======


THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       Net operating revenues decreased $3.3 million over the 2000 quarter. The decrease was primarily due to a loss of $2.6 million on transactions marked to market that were previously treated as hedges, along with a decrease in unit margins associated with asset management activity.

       Total operating expenses for the first quarter of 2001 increased $0.2 million over the first quarter of 2000. This increase is due principally to an increase in provisions for doubtful accounts due primarily to higher natural gas prices.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION

       Production operations comprise the production, gathering, transportation and sale of natural gas. In April 2000, the company merged its Equitable Production - Gulf business with Westport Oil and Gas Company to form Westport Resources Corporation (Westport). The operations of Equitable Production - Gulf through the date of the merger are presented separately from the operations of Equitable Production (Appalachian).

EQUITABLE PRODUCTION (APPALACHIAN)

       In February 2000, Equitable Production acquired the Appalachian Production assets of Statoil for $630 million plus working capital adjustments for a total of $677 million. Statoil's operations consisted of approximately 1.2 trillion cubic feet of proved natural gas reserves and 6,500 natural gas wells in West Virginia, Kentucky, Virginia, Pennsylvania and Ohio.

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

       In 2000, the Company entered into two natural gas advance sale contracts for 48.7 MMcf of reserves. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. The first contract is for five years with net proceeds of $104.0 million. The second contract is for three years with net proceeds of $104.8 million. As such, these contracts are being recognized in income as deliveries occur. The proceeds received were used to pay down short-term debt associated with the Statoil acquisition.

       The net result of the acquisition and subsequent monetizations on first quarter production and service volumes are as follows: net equity sales of natural gas and equivalents decreased 5.6 Bcfe, due to the above mentioned reserve sales that occurred subsequent to the first quarter of 2000; monetized sales increased 2.8 Bcfe, due to current year sales under the two natural gas advance sales contracts completed in 2000; and operated and gathered volumes increased 3.7 Bcfe and 6.0 Bcfe, respectively, as the Statoil properties were operated for 90 days in 2001 compared to 45 days in 2000.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             2001              2000
                                                                           -------            -------
                           OPERATIONAL DATA
PRODUCTION:
Net equity sales, natural gas and equivalents (MMcfe)                        8,961             14,539
Average (well-head) sales price ($/Mcfe)                                   $  5.10            $  2.57

Monetized sales (MMcfe)                                                      5,681              2,854
Average (well-head) sales price ($/Mcfe)                                   $  4.33            $  1.78

Company usage (MMcfe)                                                        1,198              1,420

Lease operating expense excluding severance tax ($/Mcfe)                   $  0.35            $  0.31
Severance tax ($/Mcfe)                                                     $  0.23            $  0.10
Depletion ($/Mcfe)                                                         $  0.39            $  0.48

PRODUCTIONS SERVICES:
Gathered volumes (MMcfe)                                                    24,755             18,793
Average gathering fee ($/Mcfe)                                             $  0.65            $  0.64
Gathering and compression expense ($/Mcfe)                                 $  0.23            $  0.26
Gathering and compression depreciation ($/Mcfe)                            $  0.11            $  0.12

Total operated volumes (MMcfe)                                              22,526             18,812
Volumes handled (MMcfe)                                                     27,857             21,317
Selling, general, and administrative ($/Mcfe handled)                      $  0.23            $  0.23

Capital expenditures (excluding Statoil acquisition) (000's)               $ 6,468            $ 9,294

                      FINANCIAL DATA (THOUSANDS)
Revenue from Production                                                    $70,347            $42,472
Services:
     Revenue from Gathering Fees                                            16,502             11,974
     Other Revenues                                                          3,638              2,539
                                                                           -------            -------
     Total revenues                                                         90,487             56,985
Operating expenses:
   Gathering and compression expenses                                        5,765              4,957
   Lease operating expense                                                   5,539              5,895
   Severance tax                                                             3,661              1,898
   Depreciation, depletion and amortization                                  9,349             13,868
   Selling, general and administrative                                       6,496              4,846
   Exploration including dry hole expense                                      480                486
                                                                           -------            -------
     Total operating expenses                                               31,290             31,950

Equity from non-consolidated investments                                       349                 --
                                                                           -------            -------

EBIT from operations                                                       $59,546            $25,035
                                                                           =======            =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       Equitable Production (Appalachian) EBIT for the three months ended March 31, 2001, were $59.5 million compared to $25.0 million for the three months ended March 31, 2000. The segment's results were favorably affected by higher market prices for natural gas, higher gathering and service volumes resulting primarily from the February 2000 Statoil acquisition and subsequent monetizations and continuing improvements in operating efficiency.

       During the three months ended March 31, 2001, the Company's average well-head sales price realized on produced volumes rose to $4.80 per thousand cubic feet equivalent (Mcfe), compared to $2.48 per Mcfe in the first quarter of 2000. The $37.2 million increase in revenue due to commodity prices is partially offset by increases in price related expenses of $1.8 million for severance taxes, $1.4 million for increased provision for uncollectible accounts, $0.8 million of compression and transportation expenses and $0.2 million of production service fees.

       As described above, a number of significant transactions during 2000 impact the volumes realized in natural gas sales, gathering fees, other revenues and various operating expenses in the first quarter of 2001 compared to the first quarter of 2000. Increased production volumes due to a full 3 months ownership of the Statoil assets (4.3 Bcfe) is offset by the June and December 2000 reserve sales (6.5 Bcfe). In addition, wells shut-in or damaged during the fourth quarter 2000 work stoppage produced 0.6 Bcfe less in 2001 than for the comparable period in 2000. The maintenance and repair of these facilities was completed during March. Production volumes have returned to pre-strike levels in the month of April. The net reduction of 6.7 Bcfe resulted in a decrease of $31.2 million in production, $1.6 million in LOE expenses and $2.5 million in depletion expense in 2001. Gathering fee revenues increases $2.7 million due to Statoil volumes and $1.9 million due to increased gathering rates for certain monetized volumes. Gathering and compression expenses increased $1.3 million due to the additional 45 days ownership of Statoil properties in 2001 and were unaffected by the monetizations, as the monetized volumes are still gathered and compressed by the Company.

       Operating expenses for the March 2001 quarter were $31.3 million compared to $32 million last year. Operating expenses were unchanged despite inflationary pressures on the price of services throughout the industry, resulting from strong commodity prices. Operating improvements in the Kentucky West pipeline unit and lower depletion expense and were offset by increased operating costs from the Statoil acquisition, in addition to the severance tax increases and increased provision for uncollectible accounts described above.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


PRODUCTION - GULF OPERATIONS

       As described above, the Equitable Production - Gulf operations were merged into Westport effective April 1, 2000. The following description includes results prior to the merger.

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2000
                                                           ------------------
                           OPERATIONAL DATA
Production:
Net sales, natural gas and equivalents (MMcfe)                   6,087

Average sales price ($/Mcfe)                                   $  2.77
LOE ($/Mcfe)                                                   $  0.24
SG&A ($/Mcfe)                                                  $  0.27
Depletion ($/Mcfe)                                             $  1.11

Capital expenditures (Thousands)                               $ 9,034

                           FINANCIAL DATA (THOUSANDS)

Revenue from Production                                        $16,885
     Other revenues                                                 70
                                                               -------
     Total revenues                                             16,955

Gathering and compression expense                                   17
Lease operating expense                                          1,454
Depreciation, depletion and amortization                         6,891
Selling, general and administrative expense                      1,643
Exploration including dry hole expense                             524
                                                               -------
     Total operating expenses                                  $10,529
                                                               -------
     EBIT                                                      $ 6,426
                                                               =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


NORESCO

       NORESCO provides energy and energy related products and services that are designed to reduce its customers' operating costs and improve their productivity. The segment's activities are comprised of private power, cogeneration, and central plant development, ownership, and operation; performance contracting; and the development and implementation of energy and water efficiency programs. NORESCO's customers include governmental, institutional, commercial, and industrial end-users. NORESCO's energy infrastructure group develops and operates facilities in the U.S. and operates private power plants in selected international countries.

       NORESCO provides a range of integrated energy management services within its projects, including: project development, design and engineering analysis; permitting; construction; equipment procurement; project management; project financing; project ownership; equipment operation and maintenance; and energy savings metering, monitoring and verification.

                                                                  Three Months Ended
                                                                      March 31,
                                                              --------------------------
                                                               2001             2000
                                                              --------------------------
                       OPERATIONAL DATA (THOUSANDS)

Revenue backlog, end of period                                $85,325           $70,078
Construction completed                                        $20,722           $19,991

Capital expenditures                                          $   194           $   341

Gross profit margin                                              23.8%             22.2%
SG&A as a % of revenue                                           16.1%             21.7%
Development expenses as a % of revenue                            3.2%              5.4%

                       FINANCIAL RESULTS (THOUSANDS)

Energy service contract revenues                              $34,464           $30,600
Energy service contract costs                                  26,258            23,804
                                                              -------           -------
    Net operating revenues                                      8,206             6,796
                                                              -------           -------

Selling, general and administrative expenses                    5,546             6,640
Amortization of goodwill                                          963               937
Depreciation and depletion                                        479               357
                                                              -------           -------
    Total expenses                                              6,988             7,934

Equity earnings of nonconsolidated investments                  1,593             1,434
                                                              -------           -------

EBIT                                                          $ 2,811           $   296
                                                              =======           =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


NORESCO (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2001
VS. THREE MONTHS ENDED MARCH 31, 2000

       The NORESCO segment's earnings before interest and taxes increased $2.5 million to $2.8 million from the same period last year. This increase in EBIT is primarily attributable to increased revenues, higher gross margin and a one time charge in the first quarter 2000. Total revenue increased by 13% to $34.5 million compared to $30.6 million in 2000, due to increased construction activity resulting from the segment's backlog increase.

       NORESCO's first quarter 2001 gross margin increased to $8.2 million compared to $6.8 million during the first quarter 2000. Gross margin as a percentage of revenue increased to 23.8% in the first quarter 2001 compared to 22.2% during the same period in 2000. This positive result was primarily attributable to a shift towards large projects with higher gross margins and improved cost controls.

       The decrease in operating expenses of $1.1 million, or 16.5%, from $6.6 million incurred during the same period last year is primarily the result of a $1.0 million charge to earnings in the prior year quarter related to a decision to exit the international project development business.

       Revenue backlog in the current year increased to $85.3 million, a $15.2 million increase from the same period in 2000.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY


OPERATING ACTIVITIES

       The results of operations of Equitable are impacted by the seasonal nature of Equitable Utilities' distribution operations and the volatility of oil and gas commodity prices. In the first quarter 2001, increased distribution volumes due to colder weather than the prior year quarter favorably affected the Equitable Utilities' distribution operations. The first quarter 2001 results of operations for Equitable Utilities and Equitable Production were also impacted by increased commodity prices, particularly in January 2001.

       Cash flow from operating activities in the first quarter 2001 increased $38.5 million over the prior year first quarter. This increase was primarily attributable to the increased consolidated net income and the seasonal decrease in stored gas inventory by the Equitable Utilities Distribution and Marketing Operations. The cash inflows from operating activities were partially offset by the increase in accounts receivable by the Utilities Distribution Operations and Equitable Production due to higher distribution volumes and increased commodity prices.

       Other items affecting net cash flows from operations include the increased deferred revenue recognition associated with the December 2000 prepaid gas forward sales and the increased undistributed earnings from nonconsolidated investments primarily due to the Company's investment in Westport.

INVESTING ACTIVITIES

       Cash flows provided by investing activities in the first quarter 2001 were $18.0 million compared to cash used totaling $698.1 million in the year ago quarter. The fluctuation from prior year was largely due to the first quarter 2000 acquisition of the Appalachian oil and gas properties of Statoil. Capital expenditures totaled approximately $14 million in the three months ended March 31, 2001, compared to approximately $24 million spent in the same period one year ago. Expenditures in both years represented growth projects in the Equitable Production segment, and replacements, improvements and additions to plant assets in the Equitable Utilities segment. Production accounted for $6.5 million of the expenditures and Utilities approximately $7.6 million in 2001.

       The increase in cash provided from investing activities is also attributable to the first quarter 2001 sale of contract receivables by the NORESCO segment, the sale of the Utilities Pipeline Operations extraction facilities and decreased capital expenditures compared to prior year. The decrease in capital expenditures is related to Equitable's sale of its Gulf of Mexico operations in April 2000.

FINANCING ACTIVITIES

       Cash flows used by financing activities in 2001 totaled $74.0 million whereas the cash provided by financing activities was $630.4 million. This fluctuation from prior year is also due to the first quarter 2000 Statoil acquisition. Equitable continued to reduce its short-term debt in the first quarter 2001 through the use of cash provided by the operating activities and the sale of receivables by the NORESCO segment.

       Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. Interest rates on these short-term loans averaged 5.66% during the three months ended March 31, 2000. The Company maintains a revolving credit agreement with a group of banks providing $650 million of available credit, which $325 million expires in 2001 and $325 million in 2003, subject to regulatory approval.

       In March 2001, the Company reclassified the nonrecourse project financing from long-term debt to current liabilities as the Company currently intends to refinance or restructure the debt within the next twelve months.

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

       With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the years 2001 and 2002, and over 25% of expected production for the years 2002 through 2005. Its preference is to use derivative instruments that create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration. During the first quarter of 2001, volatility in the market and related option pricing caused the Company to utilize price swaps for its incremental hedging activity.

DIVIDEND

       On April 19, 2001, the Board of Directors of Equitable Resources declared a regular quarterly cash dividend of 32 cents per share (pre-split), an 8.5% increase, payable June 1, 2001 to shareholders of record on May 11, 2001.

EQUITY IN NONCONSOLIDATED INVESTMENTS

       In March 2000, the Company announced the combination of its Production - Gulf assets with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver. The transaction was completed on April 10, 2000. The Company received $50 million in cash and approximately 49% interest in the combined company, Westport. Equitable currently owns 13.9 million shares, or approximately 36% interest in the Company. The fair market value of Equitable's investment in Westport was $292 million as of March 31, 2001 on a pre-tax basis.

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

       In March 2000, the Company announced the combination of its Gulf operations with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver, as stated above.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

       Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements related to such matters as anticipated financial performance, hedging strategy, and operational matters including labor relations. The company notes that a variety of factors could cause the company's actual results to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the company's business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities including future changes in the hedging strategy, availability of financing, changes in interest rates, changes in the status of labor negotiations, curtailments or disruptions in production, timing and availability of regulatory and governmental approvals, timing and extent of the Company's success in acquiring utility companies and natural gas and crude oil properties, the ability of the Company to discover, develop and produce reserves, the ability of the Company to acquire and apply technology to its operations, the impact of competitive factors on profit margins in various markets in which the Company competes, financial results achieved by Westport Resources, and other factors discussed in other reports (including Form 10-K) filed from time to time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risk exposure is the volatility of future prices for natural gas, crude oil and propane, which can affect the operating results of Equitable through the Equitable Production segment and the unregulated marketing group within the Equitable Utilities segment. The Company uses simple, nonleveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. The Company also enters into energy trading contracts to leverage its assets and limit the exposure to shifts in market prices. The Company's use of these derivative financial instruments is implemented under a set of policies approved by the Company's Corporate Risk Committee and Board of Directors.

       With respect to energy derivatives held by the Company for purposes other than trading, during the first quarter of 2001, the Company continued to execute its hedging strategy by utilizing price swaps with volumes of about 31.4 MMcf of natural gas. Some of these derivatives have hedged expected equity production through 2005. As a result of this change, a decrease of 10% in the market of natural gas and crude oil would increase the fair value of natural gas instruments by approximately $20.1 million and would increase the fair value of crude oil instruments by approximately $0.7 million. A 10% decrease would have a minimal impact on the fair value of the propane instruments.

       With respect to derivative contracts held by the Company for trading purposes, there has not been any material changes regarding quantitative and qualitative disclosures about market risk regarding the volatility of future prices for natural gas, crude oil and propane from the information reported in the Company's 2000 Annual Report on Form 10-K.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits:

                 10.1 Equitable Resources, Inc. Directors' Deferred Compensation Plan (Amended and Restated Effective December 6, 2000)

                 10.2   Equitable Resources, Inc. 2001 Short-Term Incentive
                        Plan

                 10.3 Equitable Resources, Inc. Deferred Compensation Plan (Amended and Restated Effective March 1, 2001)

                 10.4 Equitable Resources, Inc. Production Long-Term Performance Incentive Plan

          (b)    Reports on Form 8-K during the quarter ended March 31, 2001:

                 None.

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




                                                EQUITABLE RESOURCES, INC.
                                         --------------------------------------
                                                      (Registrant)



                                                /s/  DAVID L. PORGES
                                         --------------------------------------
                                                   David L. Porges
                                                Executive Vice President
                                              and Chief Financial Officer










Date: May 9, 2001

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


                                INDEX TO EXHIBITS


Exhibit No.                          Document Description
--------------------------------------------------------------------------------------------------

    10.1          Equitable Resources, Inc. Directors' Deferred Compensation        Filed Herewith
                  Plan (Amended and Restated Effective December 6, 2000).

    10.2          Equitable Resources, Inc.                                         Filed Herewith
                  2001 Short-Term Incentive Plan

    10.3          Equitable Resources, Inc. Deferred Compensation Plan              Filed Herewith
                  (Amended and Restated Effective March 1, 2001).

    10.4          Equitable Resources, Inc. Production Long-Term Performance        Filed Herewith
                  Incentive Plan