Form 10-Q
period 2001-06-30
EQUITABLE RESOURCES INC /PA/
filed 2001-08-10
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
           Class                                               July 31, 2001
           -----                                               -------------

Common stock, no par value                                    64,198,811 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                    Page No.
                                                                                                    --------

PART I.   FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three and
               Six Months Ended June 30, 2001 and 2000                                                  2

               Statements of Condensed Consolidated Cash Flows
               for the Three and Six Months Ended June 30, 2001 and 2000                                3

               Condensed Consolidated Balance Sheets, June 30, 2001,
               and December 31, 2000                                                                  4 - 5

               Notes to Condensed Consolidated Financial Statements                                   6 - 9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         10 - 26

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              26

PART II.  OTHER INFORMATION:

    Item 1.    Legal Proceedings                                                                       27

    Item 4.    Submission of Matters to a Vote of Security Holders                                     27

    Item 5.    Other Information                                                                       27

    Item 6.    Exhibits and Reports on Form 8-K                                                        27

SIGNATURE                                                                                              28

INDEX TO EXHIBITS

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                              2001               2000                2001                2000
                                                            ---------------------------           -----------------------------

Operating revenues                                          $345,544           $332,497           $1,196,701           $707,374
Cost of sales                                                216,838            195,140              882,404            404,079
                                                            --------           --------           ----------           --------
     Net operating revenues                                  128,706            137,357              314,297            303,295
                                                            --------           --------           ----------           --------

OPERATING EXPENSES:
     Operation and maintenance                                20,580             21,708               41,227             41,543
     Production and exploration                                9,544             13,013               19,224             23,271
     Selling, general and administrative                      30,405             25,030               60,263             55,343
     Depreciation, depletion and amortization                 17,404             26,935               34,537             56,719
                                                            --------           --------           ----------           --------
          Total operating expenses                            77,933             86,686              155,251            176,876
                                                            --------           --------           ----------           --------

Operating income                                              50,773             50,671              159,046            126,419

Other loss                                                        --             (6,951)                  --             (6,951)

Equity in nonconsolidated investments:
   Westport                                                    3,477                 --               14,467                 --
   Other                                                       3,362                990                5,303              2,424
                                                            --------           --------           ----------           --------
                                                               6,839             (5,961)              19,770             (4,527)

EARNINGS BEFORE INTEREST & TAXES (EBIT)                       57,612             44,710              178,816            121,892

Interest charges                                               9,345             19,239               20,812             35,034
                                                            --------           --------           ----------           --------

Income before income taxes                                    48,267             25,471              158,004             86,858
Income taxes                                                  16,830              9,246               55,301             31,530
                                                            --------           --------           ----------           --------

NET INCOME                                                  $ 31,437           $ 16,225           $  102,703           $ 55,328
                                                            ========           ========           ==========           ========

EARNINGS PER SHARE OF COMMON STOCK:
     Basic:
        Weighted average common shares outstanding            64,636             65,274               64,711             65,274

               Net income                                   $   0.49           $   0.25           $     1.59           $   0.85
                                                            ========           ========           ==========           ========

     Diluted:
        Weighted average common shares outstanding            66,677             66,304               66,538             66,242

               Net income                                   $   0.47           $   0.24           $     1.54           $   0.84
                                                            ========           ========           ==========           ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (THOUSANDS)


                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                       2001             2000              2001             2000
                                                                     -------------------------          --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                            $ 31,437        $  16,225          $ 102,703        $  55,328
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for doubtful accounts                                 2,983            1,715             10,230            5,537
        Depreciation, depletion, and amortization                      17,404           26,935             34,537           56,719
        Recognition of deferred revenue                               (26,912)          (2,683)           (46,762)          (6,313)
        Deferred income taxes                                          17,506            1,213             18,293              116
        Increase in undistributed earnings from
          nonconsolidated investments                                  (5,663)          (1,583)           (15,998)          (2,540)
    Changes in other assets and liabilities                             1,099           (9,845)            25,747          (23,541)
                                                                     --------        ---------          ---------        ---------

          Net cash provided by operating activities                    37,854           31,977            128,750           85,306
                                                                     --------        ---------          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (30,250)         (19,937)           (44,475)         (44,132)
    Acquisition of Statoil production assets                               --               --                 --         (672,022)
    Proceeds from Gulf asset merger                                        --          158,214                 --          158,214
    Production monetization                                                --          148,526                 --          148,526
    (Increase) decrease in equity of unconsolidated
      entities                                                            662         (126,066)               (49)        (129,451)
    Proceeds from sale of contract receivables                          1,323               --             31,287               --
    Proceeds from sale of property                                      1,620               --              4,525              498
                                                                     --------        ---------          ---------        ---------
         Net cash (used in) provided by investing activities          (26,645)         160,737             (8,712)        (538,367)
                                                                     --------        ---------          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term loans                           (39,805)         (73,369)          (105,810)         562,791
    Dividends paid                                                    (10,390)          (9,628)           (19,957)         (19,301)
    Purchase of treasury stock                                        (46,206)         (17,814)           (46,206)         (17,814)
    Proceeds from exercises under employee compensation
      plans                                                             1,778            5,006              3,352            8,966
                                                                     --------        ---------          ---------        ---------
         Net cash (used in) provided by financing activities          (94,623)         (95,805)          (168,621)         534,642
                                                                     --------        ---------          ---------        ---------

Net (decrease) increase in cash and cash equivalents                  (83,414)          96,909            (48,583)          81,581
Cash and cash equivalents at beginning of period                       86,854            2,703             52,023           18,031
                                                                     --------        ---------          ---------        ---------
Cash and cash equivalents at end of period                           $  3,440        $  99,612          $   3,440        $  99,612
                                                                     ========        =========          =========        =========

CASH PAID DURING THE PERIOD FOR:
    Interest, net of amount capitalized                              $  8,662        $  18,353          $  22,273        $  39,208
                                                                     ========        =========          =========        =========
    Income taxes paid, net of refund                                 $ 23,198        $  13,572          $  10,280        $  17,876
                                                                     ========        =========          =========        =========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                       ASSETS                                  JUNE 30,         DECEMBER 31,
                                                                 2001               2000
                                                             ------------------------------
                                                                       (THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                                $    3,440          $   52,023
    Accounts receivable                                         191,426             300,399
    Unbilled revenues                                            71,055              80,157
    Inventory                                                    64,886              85,246
    Derivative commodity instruments, at fair value             123,526              31,220
    Prepaid expenses and other                                   16,643              34,691
                                                             ----------          ----------

       Total current assets                                     470,976             583,736
                                                             ----------          ----------

EQUITY IN NONCONSOLIDATED INVESTMENTS                           246,698             230,651

PROPERTY, PLANT AND EQUIPMENT                                 2,250,854           2,226,421

    Less accumulated depreciation and depletion                 824,566             806,992
                                                             ----------          ----------

       Net property, plant and equipment                      1,426,288           1,419,429
                                                             ----------          ----------

OTHER ASSETS                                                    168,355             191,098
                                                             ----------          ----------

       Total                                                 $2,312,317          $2,424,914
                                                             ==========          ==========











              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                LIABILITIES AND STOCKHOLDERS' EQUITY                          JUNE 30,            DECEMBER 31,
                                                                               2001                   2000
                                                                            ---------------------------------
                                                                                       (THOUSANDS)
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $   10,100           $   10,100
    Current portion of nonrecourse project financing                             17,000                  461
    Short-term loans                                                            196,457              302,267
    Accounts payable                                                            123,685              285,723
    Prepaid gas forward sale                                                     55,705               55,705
    Derivative commodity instrument, at fair value                               30,698               30,243
    Other current liabilities                                                   189,065              161,082
                                                                             ----------           ----------

        Total current liabilities                                               622,710              845,581
                                                                             ----------           ----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                            271,250              271,250
    Nonrecourse project financing                                                    --               16,539
                                                                             ----------           ----------
        Total long-term debt                                                    271,250              287,789

DEFERRED AND OTHER CREDITS:
    Deferred income taxes                                                       278,479              247,833
    Deferred investment tax credits                                              14,877               15,411
    Prepaid gas forward sale                                                    125,395              153,589
    Deferred revenue                                                              9,917               30,232
    Other                                                                        63,952               25,784
                                                                             ----------           ----------
        Total deferred and other credits                                        492,620              472,849

Preferred trust securities                                                      125,000              125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 160,000 shares;
         shares issued June 30, 2001 and December 31, 2000, 74,504              281,364              281,100
      Treasury stock, shares at cost June 30, 2001, 10,325
         December 31, 2000, 9,426                                              (191,668)            (151,167)
      Retained earnings                                                         646,501              563,755
      Accumulated other comprehensive income, net of taxes                       64,540                    7
                                                                             ----------           ----------

      Total common stockholders' equity                                         800,737              693,695
                                                                             ----------           ----------

      Total                                                                  $2,312,317           $2,424,914
                                                                             ==========           ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six- month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

       The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Equitable Resources' Annual Report on Form 10-K for the year ended December 31, 2000 as well as the "Information Regarding Forward Looking Statements" on page 26 of this document.

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

                                                       Six Months Ended
                                                         June 30, 2000
                                                  -------------------------
                                                     (Thousands, except per
                                                         share amounts)

               Revenue                                     $734,807
                                                           ========

               Net income                                  $ 56,998
                                                           ========

               Earnings per share:

                   Basic                                   $   0.87
                                                           ========

                   Diluted                                 $   0.86
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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the operations of the Company's state-regulated local distribution company, natural gas transportation, storage and marketing activities involving the Company's interstate natural gas pipelines, and supply and transportation services for the natural gas and electricity markets. The Equitable Production segment's activities are comprised of the development, production, gathering and sale of natural gas. The NORESCO segment's activities are comprised of cogeneration and power plant development, performance contracting, central facility plant operations and the development and implementation of energy and water efficiency programs.

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



                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                       2001               2000                 2001               2000
                                                     ---------------------------           -----------------------------
                                                                                (THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                              $236,979           $219,089           $  968,536           $496,800
    Equitable Production                               73,254             77,332              158,390            143,898
    NORESCO                                            35,311             36,076               69,775             66,676
                                                     --------           --------           ----------           --------
        Total                                        $345,544           $332,497           $1,196,701           $707,374
                                                     ========           ========           ==========           ========

INTERSEGMENT REVENUES:
    Equitable Utilities                              $ 37,860           $ 36,495           $   91,534           $ 67,166
    Equitable Production                                2,302              6,145                7,653             13,519
                                                     --------           --------           ----------           --------
        Total                                        $ 40,162           $ 42,640           $   99,187           $ 80,685
                                                     ========           ========           ==========           ========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                              $  5,737           $  9,654           $   54,968           $ 56,814
    Equitable Production                               44,377             32,108              103,924             63,569
    NORESCO                                             4,644              4,025                7,456              4,321
                                                     --------           --------           ----------           --------
        Total operating segments                     $ 54,758           $ 45,787           $  166,348           $124,704
                                                     ========           ========           ==========           ========

RECONCILING ITEMS:
    Equity earnings in Westport                      $  3,477           $     --           $   14,467           $     --
    Headquarters operating expenses                      (623)            (1,077)              (1,999)            (2,812)
    Interest expense                                   (9,345)           (19,239)             (20,812)           (35,034)
    Income tax expenses                               (16,830)            (9,246)             (55,301)           (31,530)
                                                     --------           --------           ----------           --------
        Net income                                   $ 31,437           $ 16,225           $  102,703           $ 55,328
                                                     ========           ========           ==========           ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

C.     Segment Disclosure  (Continued)

                                                                     JUNE 30,          DECEMBER 31,
                                                                       2001                2000
                                                                    ------------------------------
                                                                             (THOUSANDS)

SEGMENT ASSETS:
    Equitable Utilities                                             $  917,087          $1,115,960
    Equitable Production                                             1,055,393             975,523
    NORESCO                                                            188,497             143,030
                                                                    ----------          ----------

        Total operating segments                                     2,160,977           2,234,513

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable             151,340             190,401
                                                                    ----------          ----------

        Total                                                       $2,312,317          $2,424,914
                                                                    ==========          ==========


D.     Cumulative Effect of Change in Accounting

       Accounting Policy for Derivative Instruments - Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The intended use of the derivatives and their designation as either a fair value hedge or a cash flow hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. The time value of options, which is excluded from the assessment of hedge effectiveness, and the amount of the hedge's ineffectiveness, decreased earnings by $0.3 million and is included in Operating Revenue in the Statement of Consolidated Income.

       Cash Flow Hedges - The derivative financial instruments that comprise the cumulative effect recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company's exposure to variability in expected future cash flows and relate primarily to the Company's use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas, oil and propane. The asset and liability for all of the Company's derivative financial instruments was $92.6 million and $1.3 million, respectively at June 30, 2001, and is reflected on the Consolidated Balance Sheet as a component of Derivative Commodity Instruments at fair value. The difference between these derivatives and the amounts reported on the Consolidated Balance Sheet represent the Company's derivative contracts held for trading purposes.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


D.     Cumulative Effect of Change in Accounting (Continued)

       At June 30, 2001, the Company expects to recognize $16.0 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to physical settlements.

       The Company has derivatives with maturities that extend through December 2008.

E. Accumulated Other Comprehensive Income (Loss) - The components of Accumulated Other Comprehensive Income (Loss) are as follows shown net of tax (in thousands):

          Accumulated other comprehensive income, January 1, 2001      $      7
          Cumulative effect of FAS 133 adoption                         (37,023)
          Net change of current period hedging transactions             101,556
                                                                       --------
          Accumulated other comprehensive loss, June 30, 2001          $ 64,540
                                                                       ========

F. In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company began applying the new rules prospectively to transactions beginning in the second quarter 2001. Based on the Company's current circumstances, the application of this new statement does not have a material impact on the financial statements and footnote disclosures.

G. In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," both of which are effective for fiscal year 2002. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under Statement No. 142, goodwill and indefinite intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $2.9 million ($0.04 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

H. In July 2001, the FASB unanimously approved the issuance of Statement No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal year 2003. This Statement requires asset retirement obligations to be measured at fair value and to be recognized at the time the obligation is incurred. During 2002, management will assess the impact of this pronouncement and has not yet determined the impact, if any, on the earnings and financial position of the Company.

I. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2001 presentation.

J. Stock Split - On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split payable on June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighted average common shares outstanding have been adjusted for the two for one stock split.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

         Equitable's consolidated net income for the quarter ended June 30, 2001 totaled $31.4 million or $0.47 per diluted share as compared to the $0.24 per share earnings on net income of $16.2 million reported for the same period a year ago. Excluding earnings from Westport Resources, consolidated net income was $29.2 million, or $0.44 per diluted share.

         The earnings improvement for the June 2001 quarter is attributable to higher commodity prices and reduced unit operating costs within the production segment. These improvements were partially offset by a one-time charge related to a workforce reduction within the pipeline operations of the utilities segment.

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


                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                         2001               2000                2001                2000
                                                       ---------------------------           -----------------------------

                 OPERATIONAL DATA

Capital expenditures                                   $  9,170           $  6,119           $   16,737           $ 11,509

Total expenses/net revenues (%)                           86.99%             78.43%               58.04%             56.28%


          FINANCIAL RESULTS (THOUSANDS)

Utility revenues                                       $ 64,285           $ 54,501           $  277,928           $189,867
Marketing revenues                                      210,554            201,083              782,142            374,099
                                                       --------           --------           ----------           --------
    Total operating revenues                            274,839            255,584            1,060,070            563,966

Purchased gas costs and revenue related taxes           230,736            210,831              929,070            434,011
                                                       --------           --------           ----------           --------
    Net operating revenues                               44,103             44,753              131,000            129,955

Operating and maintenance expense                        14,765             14,850               29,647             29,711
Selling, general and administrative expense              17,195             12,542               33,695             28,047
Depreciation, depletion and amortization                  6,406              7,707               12,690             15,383
                                                       --------           --------           ----------           --------
    Total expenses                                       38,366             35,099               76,032             73,141
                                                       --------           --------           ----------           --------

EBIT                                                   $  5,737           $  9,654           $   54,968           $ 56,814
                                                       ========           ========           ==========           ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         Total net revenues decreased $0.7 million, or 1% for the three months ended June 30, 2001 compared to the prior year quarter due to warmer weather than the year ago quarter, which was partially offset by increased revenue from gas marketing. Earnings before interest and taxes (EBIT) decreased $4.0 million to $5.7 million for the current period compared to $9.7 million for the same period in 2000. Results for the June 2001 quarter included a one-time charge of $4.3 million related to the pipeline operations workforce reduction. This charge is expected to result in ongoing savings of approximately $2.0 million per year.

SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         Total net revenues slightly increased to $131.0 million in 2001 compared to the prior year. The increase is related to higher distribution revenues, primarily in the first quarter due mainly to colder weather. Earnings before interest and taxes decreased 3% to $55.0 million for the current period compared to $56.8 million for the same period in 2000. Excluding the one-time charge related to the pipeline operations, EBIT increased $2.5 million or 4% due principally to higher net revenues within the distribution operations.

DISTRIBUTION OPERATIONS

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                        2001             2000              2001             2000
                                                       ------------------------          ------------------------

                  OPERATIONAL DATA

Degree days (normal = Qtr - 712, YTD - 3,728)              504              541            3,322            3,113

O & M per customer                                     $ 66.55          $ 65.29          $146.30          $140.29

Volumes (MMcf)
   Residential                                           3,077            3,681           16,193           15,414
   Commercial and industrial                             4,239            6,077           14,606           17,618
                                                       -------          -------          -------          -------
     Total gas sales and transportation                  7,316            9,758           30,799           33,032
                                                       =======          =======          =======          =======

           FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                 $26,223          $27,599          $92,725          $88,001

Operating costs                                         19,047           18,778           41,488           40,322
Depreciation and amortization                            4,315            4,443            8,589            8,868
                                                       -------          -------          -------          -------

EBIT                                                   $ 2,861          $ 4,378          $42,648          $38,811
                                                       =======          =======          =======          =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         Heating degree days in the June 2001 quarter were 504 or 7% warmer than the 541 degree days recorded in the prior year quarter. The heating degree days were 29% warmer than the 30-year normal of 712, based on the 30-year average determined by the National Oceanic and Atmospheric Administration. The warmer weather resulted in a net revenue reduction of approximately $2.0 million compared to the prior year quarter. Residential volumes decreased by 16% due to the warmer than normal weather in April 2001. Commercial and industrial volumes were 30% lower than the same quarter last year primarily due to economic decline in the domestic steel industry. The margin from large industrial business is low, and consequently the decrease in volume had no material impact on the quarter's results.

         Total operating expenses of $23.4 million for the 2001 quarter slightly increased compared to the June 2000 quarter operating expenses of $23.2 million. The increase primarily relates to an increase in provisions for doubtful accounts attributable to higher gas prices.


SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         Weather in the distribution service territory for the six months ended June 30, 2001, was 11% warmer than normal, but 7% colder than last year primarily associated with weather in the first quarter 2001. Residential volumes increased 5% from prior year, while commercial and industrial volumes decreased 17% in the current year. Despite the decrease in commercial and industrial volumes, net revenue did not proportionately decrease due to the relatively low margins on industrial customer volumes.

         Net operating revenues for the six months ended June 30, 2001, increased to $92.7 million from $88.0 million, or 5% from the same period last year. This increase is primarily due to the 7% colder weather than last year as well as to increased natural gas delivery margins.

         Total operating expenses for the six-month period increased $0.9 million, or 2%, from the same period in 2000. The increase in operating expenses is related to a $1.8 million increase in provisions for doubtful accounts attributable to higher gas prices, partially offset by the benefit of continued Utility process improvement initiatives.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

PIPELINE OPERATIONS

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                 2001              2000             2001             2000
                                               -------------------------          ------------------------

              OPERATIONAL DATA

Transportation throughput (MMbtu)               18,290            15,846           36,776           39,079


        FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                         $12,900           $13,784          $31,103          $33,058

Operating costs                                 11,270             6,708           18,229           13,760
Depreciation and amortization                    1,996             3,214            3,952            6,419
                                               -------           -------          -------          -------

(Loss before interest and taxes) EBIT          $  (366)          $ 3,862          $ 8,922          $12,879
                                               =======           =======          =======          =======



THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         Net operating revenues for the three months ended June 30, 2001, were $12.9 million compared to $13.8 million for the same quarter in 2000. Second quarter 2000 net operating revenues included $1.6 million for the recovery of stranded costs in rates. Excluding the impact of the cost recovery, net operating revenues for the current period increased $0.7 million, or 6%, compared to the same quarter a year ago. This increase in net operating revenues was primarily due to increased short-term storage services over the prior year quarter.

         Total operating expenses were $13.3 million for the 2001 quarter compared to $9.9 million for the 2000 quarter, an increase of $3.4 million. As previously described, the 2001 operating expenses include a one-time $4.3 million charge related to the pipeline operations workforce reduction. The operating expenses for 2000 included $1.3 million of amortization expense related to the recovery of stranded costs in rates. Excluding these items in both periods, normalized operating expenses were $9.0 million in the 2001 quarter as compared to $8.6 million for the same quarter a year ago.

         Excluding the impact of the one-time charge for workforce reductions and the rate case settlement in the respective periods, earnings before interest and taxes of $3.9 million for the current quarter increased $0.3 million from 2000. This increase is due primarily to the increased short-term storage services in the June 2001 quarter.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         Net operating revenues for the six months ended June 30, 2001, were $31.1 million compared to $33.1 million for the same period in 2000. Included in the prior year net operating revenues was $3.2 million for the recovery of stranded costs in rates. Excluding the impact of this rate settlement, net operating revenues for the 2001 period increased $1.2 million compared to the same period a year ago. This increase in net operating revenues is primarily due to increased natural gas delivery margins and increased short-term storage services.

         Total operating expenses were $22.2 million for the six months ended June 30, 2001 compared to operating expenses of $20.2 million for the same period in 2000, an increase of $2.0 million. Excluding the $4.3 million one-time charge for the workforce reductions in 2001 and the $2.6 million of amortization expense related to the recovery of stranded costs in rates in 2000, operating expenses of $17.9 million are comparable to $17.6 million of operating expenses for the same period last year.


EQUITABLE MARKETING

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                  2001             2000            2001               2000
                                                ------------------------          --------------------------

                OPERATIONAL DATA

Marketed gas sales (MMbtu)                       44,658           54,908           130,407           115,377

Net operating revenues/MMbtu                    $0.1115          $0.0614          $ 0.0550          $ 0.0771


         FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                          $ 4,979          $ 3,370          $  7,171          $  8,896

Operating costs                                   1,643            1,906             3,624             3,676
Depreciation and amortization                        94               50               149                96
                                                -------          -------          --------          --------

EBIT                                            $ 3,242          $ 1,414          $  3,398          $  5,124
                                                =======          =======          ========          ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         The $1.6 million increase in net operating revenues over the 2000 quarter is primarily attributable to increased marketing fees and a concentration on higher unit margin/lower volume business.

         Total operating expenses for the current quarter of $1.7 million decreased from the 2000 quarter by $0.3 million primarily due to the prior year quarter including outside consulting costs associated with the implementation of SFAS 133.


SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         Net operating revenues for the six months ended June 30, 2001 decreased $1.7 million from the same period last year. This decrease is attributable to the $2.6 million loss on transactions marked to market that were previously treated as hedges. Excluding the marked to market loss, unit margins remained flat.

         Total operating expenses for the 2001 six-month period were flat compared to the same period a year ago.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION

         Production operations comprise the production, gathering, transportation and sale of natural gas. In April 2000, the company merged its Equitable Production - Gulf business with Westport Oil and Gas Company to form Westport Resources Corporation (Westport). The operations of Equitable Production - Gulf through the date of the merger are presented separately after the operations of Equitable Production (Appalachian).

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

         In June and December 2000, Equitable sold approximately 200 Bcfe of reserves to a partnership and a trust for proceeds of $378 million and an interest in the partnership and the trust. Also during 2000, the Company entered into two natural gas advance sales contracts for 48.7 MMcf of reserves for proceeds of $208.8 million. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. As such, these contracts were recorded as prepaid gas forward sale and are being recognized in income as deliveries occur.

         The net result of the acquisition and subsequent monetizations on 2001 production and service volumes are as follows: net equity sales of natural gas and equivalents decreased 15.7 Bcfe, due to the monetization in subsequent months of wells produced by the Company in 2000; monetized sales increased 5.7 Bcfe, due to current year sales under the two natural gas advance sales contracts completed in 2000; and operated and gathered volumes increased 2.2 Bcfe and 8.1 Bcfe, respectively, as the Statoil properties were operated for 90 days in the first quarter 2001 compared to 45 days in the same period of 2000.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                    2001            2000               2001              2000
                                                                  ------------------------           --------------------------

       OPERATIONAL DATA (EXCLUDING GULF OPERATIONS)

Production:
Net equity sales, natural gas and equivalents (MMcfe)               9,632           19,709             18,593            34,248
Average (well-head) sales price ($/Mcfe)                          $  3.63          $  3.01           $   4.34          $   2.83

Monetized sales (MMcfe)                                             5,699            2,845             11,380             5,699
Average (well-head) sales price ($/Mcfe)                          $  4.07          $  1.79           $   4.20          $   1.79

Company usage (MMcfe)                                               1,284            1,926              2,482             3,346

Lease operating expense excluding severance tax ($/Mcfe)          $  0.34          $  0.33           $   0.35          $   0.32
Severance tax ($/Mcfe)                                            $  0.19          $  0.14           $   0.21          $   0.12
Depletion ($/Mcfe)                                                $  0.38          $  0.53           $   0.39          $   0.50

PRODUCTION SERVICES:
Gathered volumes (MMcfe)                                           27,665           25,543             52,420            44,336
Average gathering fee ($/Mcfe)                                    $  0.52          $  0.60           $   0.59          $   0.61
Gathering and compression expense ($/Mcfe)                        $  0.21          $  0.27           $   0.22          $   0.27
Gathering and compression depreciation ($/Mcfe)                   $  0.10          $  0.10           $   0.10          $   0.11

Total operated volumes (MMcfe)                                     23,003           24,480             45,529            43,293
Volumes handled (MMcfe)                                            31,166           28,241             59,023            49,558
Selling, general and administrative ($/Mcfe handled)              $  0.21          $  0.23           $   0.22          $   0.23

Capital expenditures (excludes Statoil Acquisition)
  (thousands)                                                     $20,792          $13,841           $ 27,260          $ 23,135

              FINANCIAL RESULTS (THOUSANDS)

Revenue from Production                                           $58,175          $64,482           $128,522          $106,954
Services:
  Revenue from gathering fees                                      14,310           15,204             30,812            27,178
  Other revenues                                                    3,071            3,791              6,709             6,330
                                                                  -------          -------           --------          --------
  Total revenues                                                   75,556           83,477            166,043           140,462

Gathering and compression expenses                                  5,815            6,863             11,580            11,820
Lease operating expense                                             5,695            7,965             11,234            13,860
Severance tax                                                       3,227            3,316              6,888             5,214
Depreciation, depletion and amortization                            9,518           17,633             18,866            31,501
Selling, general and administrative                                 6,498            6,712             12,994            11,558
Exploration, including dry hole expense                               622            1,929              1,102             2,415
                                                                  -------          -------           --------          --------
  Total operating expenses                                         31,375           44,418             62,664            76,368

Equity earnings from nonconsolidated investments                      196               --                545                --
Other income (expense)                                                 --           (6,951)                --            (6,951)
                                                                  -------          -------           --------          --------

EBIT from operations                                              $44,377          $32,108           $103,924          $ 57,143
                                                                  =======          =======           ========          ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         Equitable Production (Appalachian) earnings before interest and taxes for the three months ended June 30, 2001, were $44.4 million compared to $32.1 million for the three months ended June 30, 2000. The segment's results were favorably affected by higher market prices for natural gas and continuing improvements in operating efficiency.

         During the three months ended June 30, 2001, the Company's average equity well-head sales price realized on produced volumes rose to $3.63 per thousand cubic feet equivalent (Mcfe), compared to $3.01 per Mcfe in the second quarter of 2000. The $20.6 million increase in revenue due to commodity prices is partially offset by a decline in production primarily as a result of the two asset sales described above. The June and December 2000 asset sales (6.4 Bcfe) resulted in a decrease of $22.5 million in production revenues, $1.6 million in LOE expenses and $6.5 million in depletion expense in the second quarter of 2001. Gathering and compression expenses were unaffected by these monetizations, as the monetized volumes are still gathered and compressed by the Company.

         Operating expenses for the June 2001 quarter were $31.4 million compared to $44.4 million for the 2000 quarter. The $13.0 million, or 29%, decline is primarily a result of lower depletion expense coupled with operating improvements at the Kentucky West pipeline unit.

SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         Equitable Production (Appalachian) earnings before interest and taxes for the six months ended June 30, 2001, were $103.9 million compared to $57.1 million for the six months ended June 30, 2000. The segment's results were favorably affected by higher market prices for natural gas, higher gathering and service volumes, resulting primarily from the Statoil acquisition and continuing improvements in operating efficiency.

         During the six months ended June 30, 2001, the Company's average equity well-head sales price realized on produced volumes rose to $4.34 per Mcfe, compared to $2.83 per Mcfe in the same period in 2000. The $49.2 million increase in revenue due to commodity prices is partially offset by a $1.7 million increase in severance taxes and a $1.4 million additional provision for uncollectible accounts.

         As described above, a number of significant transactions during 2000 subsequently impacted the volumes realized in natural gas sales, gathering fees, other revenues and various operating expenses in 2001 compared to 2000. Increased production volumes due to a full year ownership of the Statoil assets (4.3 Bcfe) is offset by the June and December 2000 asset sales (13.1 Bcfe). In addition, wells shut-in or damaged during the fourth quarter 2000 work stoppage produced 0.6 Bcfe less in 2001 than for the comparable period in 2000. The maintenance and repair of these facilities was completed during March and production volumes returned to pre-strike levels by April 1, 2001. The net reduction from sale of assets resulted in a decrease of $37.2 million in production revenues, $3.2 million in LOE expenses and $7.3 million in depletion expense in 2001.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITABLE PRODUCTION (CONTINUED)

         Gathering fee revenues increased $3.6 million, of which $2.7 million is attributed to Statoil volumes and $0.9 million relates to increased gathering rates for certain monetized volumes. Gathering and compression expenses declined slightly despite the $1.3 million increase due to the additional 45 days ownership of Statoil properties in 2001 and were unaffected by the monetizations, as the monetized volumes are still gathered and compressed by the Company.

         Operating expenses for the period ended June 30, 2001 totaled $62.7 million compared to $76.4 million last year. Operating expenses declined despite inflationary pressures on the price of services throughout the industry, resulting from strong commodity prices. Operating improvements in the Kentucky West pipeline unit and lower depletion expense were partially offset by increased operating costs from the Statoil acquisition, in addition to the severance tax increases and additional provisions for uncollectible accounts described above.


PRODUCTION - GULF OPERATIONS

         As described above, the Equitable Production - Gulf operations were merged into Westport effective April 1, 2000. The following includes results prior to the merger.



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                                2000
                                                         ------------------
                 OPERATIONAL DATA
Production:
Net sales, natural gas and equivalents (Mmcfe)                  6,087

Average sales price ($/Mcfe)                                  $  2.77
LOE ($/Mcfe)                                                  $  0.24
SG&A ($/Mcfe)                                                 $  0.27
Depletion ($/Mcfe)                                            $  1.11

Capital expenditures (Thousands)                              $ 9,034

          FINANCIAL RESULTS (THOUSANDS)

Revenue from Production                                       $16,885
     Other revenues                                                70
                                                              -------
     Total revenues                                            16,955

Gathering and compression expense                                  17
Lease operating expense                                         1,454
Depreciation, depletion and amortization                        6,891
Selling, general and administrative expense                     1,643
Exploration and dry hole expense                                  524
                                                              -------
     Total operating expenses                                 $10,529
                                                              -------
     EBIT                                                     $ 6,426
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


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                          2001             2000               2001             2000
                                                        -------------------------           -------------------------
          OPERATIONAL DATA (THOUSANDS)

Revenue backlog, end of period                          $90,844           $64,962           $90,844           $64,962
Construction completed                                  $21,487           $16,647           $42,209           $36,638

Capital expenditures                                    $   136           $ 1,041           $   330           $ 1,382

Gross profit margin                                        25.6%             25.9%             24.7%             24.2%
SG&A as a % of revenue                                     17.4%             14.0%             16.8%             17.5%
Project Development expenses as a % of
   revenue                                                  2.6%              3.5%              2.9%              4.4%

         FINANCIAL RESULTS (THOUSANDS)

Energy service contract revenues                        $35,311           $36,076           $69,775           $66,676
Energy service contract costs                            26,263            26,749            52,521            50,553
                                                        -------           -------           -------           -------
Net operating revenues                                    9,048             9,327            17,254            16,123

Selling, general and administrative expenses              6,145             5,053            11,689            11,693
Amortization of goodwill                                    954             1,041             1,918             1,978
Depreciation and depletion                                  471               198               950               555
                                                        -------           -------           -------           -------
Total expenses                                            7,570             6,292            14,557            14,226

Equity earnings from nonconsolidated investments          3,166               990             4,759             2,424
                                                        -------           -------           -------           -------

EBIT                                                    $ 4,644           $ 4,025           $ 7,456           $ 4,321
                                                        =======           =======           =======           =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


NORESCO (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001
VS. THREE MONTHS ENDED JUNE 30, 2000

         The NORESCO segment's earnings before interest and taxes increased $0.6 million to $4.6 million from $4.0 million in the same period last year. This increase in EBIT is primarily attributable to increased equity earnings of nonconsolidated investments. Total revenue decreased by 2% to $35.3 million compared to $36.1 million in 2000, due to a decrease in performance contracting construction activity. This decrease, however, is in line with the segment's strategic focus on the energy infrastructure business.

         Revenue backlog in the current year increased $25.9 million from $64.9 at June 30, 2000 to $90.8 million at June 30, 2001 due to increased backlog in energy infrastructure projects.

         NORESCO's second quarter 2001 gross margin decreased slightly to $9.0 million compared to $9.3 million during the second quarter 2000. Gross margin as a percentage of revenue remained essentially flat in the second quarter 2001 compared to the same quarter in 2000.

         Total expenses for second quarter 2001 were $7.6 million compared to $6.3 million in the second quarter 2000. After adjusting for an additional $1.0 million provision for uncollectible accounts, expenses increased $0.3 million over last year's quarter, resulting from increased business development and marketing activities.


SIX MONTHS ENDED JUNE 30, 2001
VS. SIX MONTHS ENDED JUNE 30, 2000

         NORESCO's earnings before interest and taxes increased $3.2 million to $7.5 million from $4.3 million in the same period last year. This increase is primarily attributable to increased equity earnings. Total revenue increased by 5% to $69.8 million compared to $66.7 million in 2000, which is due to additional construction activity resulting from NORESCO's backlog increase.

         NORESCO's first half 2001 gross margin increased to $17.3 million compared to $16.1 million during the first half 2000. The gross margin increase is due to the increase in construction revenue coupled with an increase in gross margin as a percentage of revenue. Gross margin as a percentage of revenue was 24.7% in the first half of 2001 compared to 24.2% during the same period in 2000, representing a 2% increase.

         Total expenses for first half of 2001 were $14.6 million compared to $14.2 million in the same period of 2000. Total expenses in 2000 included $1.0 million in costs to discontinue developing international energy infrastructure projects. Excluding the impact of the additional provision for uncollectible accounts in 2001 and the 2000 costs described above, total expenses increased $0.4 million due to higher depreciation expense.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


EQUITY IN NONCONSOLIDATED INVESTMENTS

         In March 2000, the Company announced the combination of its Production
- Gulf assets with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver. The transaction was completed on April 10, 2000. The Company received $50 million in cash and approximately 49% interest in the combined company, Westport. Equitable currently owns 13.9 million shares, or approximately 36% interest in the Company. The fair market value of Equitable's investment in Westport was $292 million as of June 30, 2001 on a pre-tax basis.

         On June 9, 2001, Westport Resources entered into a definitive merger agreement with Belco Oil & Gas. Belco shareholders will receive 13.7 million shares of Westport Resources. The merger is expected to be completed in the third quarter of 2001, at which time the Company's ownership interest will decrease from the current 36% to approximately 27%.

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

         During the 2001 second quarter, a domestic Energy Infrastructure project, included within Equity in Nonconsolidated Investments, experienced a performance default on a Creditor's Agreement. The Creditors have agreed to temporarily delay enforcement of their remedies to provide an opportunity for resolution of the default. The Company has fully reserved for this project during the second quarter.

         NORESCO indirectly owns a 50% interest in a Panamanian thermal electric generation project. The project had previously agreed to retrofit the plant to conform with applicable environmental noise standards by a target date of August 31, 2001. The retrofit is not expected to be completed until October 31, 2001 due to unforeseen and unavoidable delays. The project is seeking extensions to the original agreed upon target dates from the lender and currently believes the extension will be granted.

         The Production segment maintains two 1% equity ownership interests in a partnership and trust, respectively. The partnership and trust hold natural gas producing properties, which qualify for nonconventional fuels tax credit.

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

         Cash flows from operating activities in the first half of 2001 increased $43.4 million over the prior year period. This increase is largely attributable to increased consolidated net income, which is primarily the result of higher commodity gas prices. Items included in net income but not affecting operating cash flows include increased undistributed earnings from the Company's minority interest in Westport Resources and increased deferred revenue recognition associated with the December 2000 prepaid gas forward sales.

INVESTING ACTIVITIES

         Cash flows used by investing activities in the first half of 2001 were $8.7 million compared to $538.4 million in the prior year, which included the purchase of the Appalachian Production assets of Statoil. The decrease in cash used by investing activities is also a result of $31.3 million of proceeds from the sale of contract receivables. Capital expenditures of $44.5 million for the six months ended June 30, 2001 were comparable to the $44.1 million spent in the prior year period. Expenditures in both years represent growth projects in the Equitable Production segment, and replacements, improvements and additions to plant assets in the Equitable Utilities segment. Production and Utilities accounted for $27.3 million and $16.7 million, respectively, of the expenditures in 2001.

FINANCING ACTIVITIES

         Cash flows used in financing activities during the first six months of 2001 were $168.6 million compared to cash provided of $534.6 million in the prior year period. This fluctuation from prior year is also due to the first quarter 2000 Statoil acquisition. In 2001, Equitable continued to reduce its short-term debt through the use of cash provided by the operating activities and the sale of receivables by the NORESCO segment.

         During the 2001 second quarter, the Company bought back $46.2 million of its outstanding shares of common stock compared to $17.8 million purchased during the 2000 six-month period.

         During the first quarter of 2001, a Jamaican Energy Infrastructure project experienced defaults relating to various loan covenants. Consequently, the Company reclassified the nonrecourse project financing from long-term debt to current liabilities as the Company currently intends to refinance or restructure the debt within the next twelve months.

         The Company maintains a revolving credit agreement with a group of banks providing $650 million of available credit, which $325 million expires in 2001 and $325 million in 2003. In connection with the expiration of a portion of the credit limit, the Company intends to evaluate the terms of the revolver.

         The Company has adequate borrowing capacity to meet its financing requirements.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


HEDGING

         The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices. Since Equitable is primarily a natural gas company, this leads to different approaches to hedging natural gas than for crude oil and natural gas liquids.

         With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the years 2001 and 2005, and over 25% of expected equity production for the years 2006 through 2008. Its preference is to use derivative instruments that create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration. Due to the increased volatility of the market in 2001, the Company has opted to rely more heavily on price swaps.

STOCK SPLIT

         On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split payable on June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighed average common shares outstanding have been adjusted for the two for one stock split.

ACQUISITIONS AND DISPOSITIONS

         In February 2000, the Company acquired the Appalachian production assets of Statoil Energy Inc. for $630 million plus working capital adjustments for a total of $677 million. The Company initially funded this acquisition through short-term debt, which was replaced by a combination of financings and cash from asset sales.

         In March 2000, the Company announced the combination of its Gulf operations with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver, as described above.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements related to such matters as anticipated financial performance including gains on derivative instruments and future savings from the pipeline operation workforce reduction; the energy hedges and derivative's strategy; and other operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities including future changes in the hedging strategy, the ability to complete gas monetization transactions, creditworthiness of counterparties, availability of financing, changes in interest rates, changes in the status of labor negotiations, implementation and execution of cost restructuring initiatives, curtailments or disruptions in production, timing and availability of regulatory and governmental approvals, timing and extent of the Company's success in acquiring utility companies and natural gas and crude oil properties, the ability of the Company to discover, develop and produce reserves, the ability of the Company to acquire and apply technology to its operations, the impact of competitive factors on profit margins in various markets in which the Company competes, financial results achieved by Westport Resources, and other factors discussed in other reports (including Form 10-K) filed from time to time.

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

         With respect to energy derivatives held by the Company for purposes other than trading, during the second quarter of 2001, the Company continued to execute its hedging strategy by utilizing price swaps with volumes of about
139.6 MMcf of natural gas. Some of these derivatives have hedged expected equity production through 2008. A decrease of 10% in the market of natural gas and crude oil would increase the fair value of natural gas instruments by approximately $50.1 million and would increase the fair value of crude oil instruments by approximately $0.5 million. A 10% decrease would have a minimal impact on the fair value of the propane instruments.

         With respect to derivative contracts held by the Company for trading purposes, there has not been any material changes regarding quantitative and qualitative disclosures about market risk regarding the volatility of future prices for natural gas, crude oil and propane from the information reported in the Company's 2000 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

             In May 1998, the jury in U.S. Gas Transportation, Inc. v. Equitable Resources Marketing Company, a breach of contract action filed in the judicial District Court of Dallas County, Texas, in July 1996, returned a verdict against the Company in the amount of $4.36 million. On motion by the Company, the judge subsequently reduced the award to $762,000 on which final judgment was entered, with $580,000 in attorney's fees and $446,000 in interest. After the Company's appeal was denied by the Texas Court of Appeals on May 21, 2001, a final settlement was negotiated for $1.55 million.

Item 4.      Submission of Matters to a Vote of Security Holders

             a).   The Annual Meeting of Shareholders was held on May 17, 2001.

             c).   Brief description of matters voted upon:

                   (1) Elected the named directors to serve three-year terms as follows:

                          Director                                  Shares Voted For            Shares Withheld
                          -------------------------------------------------------------------------------------
                          Murry S. Gerber                              28,308,410                    169,511
                          George L. Miles, Jr.                         28,282,205                    195,716
                          Donald I. Moritz                             27,371,110                  1,106,811
                          J. Michael Talbert                           28,303,075                    174,846


                   The following Directors terms continue after the Annual
                      Meeting of Shareholders:
                      until 2002 - Phyllis A. Domm, James E. Rohr, David S. Shapira;
                      until 2003 - E. Lawrence Keyes, Jr., Thomas A. McConomy, Malcolm M. Prine.

                   (2) Approved the Equitable Resources, Inc. Executive Short-Term Incentive Plan. Vote was 23,307,039 shares for; 802,655 shares against and 158,176 shares abstained.

                   (3) Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2001. Vote was 27,299,608 shares for; 1,148,166 shares against and 30,147 shares abstained.


Item 5.      Other Information

             On May 17, 2001, the Board of Directors, at a regular meeting of the Board, approved the issuance of up to 2,500,000 pre-split shares of Common Stock of the Company to the 1999 Stock Option Plan.


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                   10.1 The Equitable Resources, Inc. Executive Short-Term Incentive Plan.

             (b)   Reports on Form 8-K during the quarter ended June 30, 2001:

                   Form 8-K current report dated April 30, 2001 making available quarterly historical financial information reclassified to conform to year-end year 2000 presentation.

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






                                      EQUITABLE RESOURCES, INC.
                                 ----------------------------------
                                            (Registrant)





                                      /s/  DAVID L. PORGES
                                 ----------------------------------
                                          David L. Porges
                                      Executive Vice President
                                     and Chief Financial Officer

















Date:  August 10, 2001

                                INDEX TO EXHIBITS



Exhibit No.                                     Document Description
-------------------------------------------------------------------------------------------------------------------


    10.1                       Equitable Resources, Inc. Executive Short-Term Incentive Plan     Filed Herewith