Form 10-Q
period 2001-09-30
EQUITABLE RESOURCES INC /PA/
filed 2001-11-09
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                ----------------


                                      NONE
  (Former name, former address and former fiscal year, if changed since last report)

                                ----------------


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

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                   Class                                October 31, 2001
                   -----                                ----------------

        Common stock, no par value                      63,955,291 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                                                    Page No.
                                                                                                    --------
PART I.   FINANCIAL INFORMATION:

    Item 1.    Financial Statements (Unaudited):

               Statements of Consolidated Income for the Three and
               Nine Months Ended September 30, 2001 and 2000                                           2

               Statements of Condensed Consolidated Cash Flows
               for the Three and Nine Months Ended September 30, 2001 and 2000                         3

               Condensed Consolidated Balance Sheets, September 30, 2001,
               and December 31, 2000                                                                 4 - 5

               Notes to Condensed Consolidated Financial Statements                                  6 - 9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        10 - 26

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              26


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                                                        27


SIGNATURE                                                                                              28


INDEX TO EXHIBITS                                                                                      29

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  ---------------------------------------------
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                              2001          2000          2001          2000
                                                         ---------------------------  -------------------------
Operating revenues                                        $   243,768   $   335,284   $ 1,440,469   $ 1,042,658
Cost of sales                                                 131,073       213,889     1,013,477       617,968
                                                          -----------   -----------   -----------   -----------
     Net operating revenues                                   112,695       121,395       426,992       424,690
                                                          -----------   -----------   -----------   -----------

OPERATING EXPENSES:
     Operation and maintenance                                 19,469        21,526        60,696        63,069
     Production and exploration                                 7,675        11,214        26,899        34,485
     Selling, general and administrative                       25,554        24,996        85,817        80,339
     Depreciation, depletion and amortization                  18,100        21,033        52,637        77,752
                                                          -----------   -----------   -----------   -----------
          Total operating expenses                             70,798        78,769       226,049       255,645
                                                          -----------   -----------   -----------   -----------

Operating income                                               41,897        42,626       200,943       169,045

Other loss                                                       --            --            --          (6,951)

Equity in nonconsolidated investments:
   Westport                                                     5,465         4,568        19,932         4,568
   Other                                                        1,134         1,143         6,437         3,567
                                                          -----------   -----------   -----------   -----------
                                                                6,599         5,711        26,369         8,135

EARNINGS BEFORE INTEREST & taxes (EBIT)                        48,496        48,337       227,312       170,229

Interest charges                                               10,188        21,176        31,000        56,210
                                                          -----------   -----------   -----------   -----------

Income before income taxes                                     38,308        27,161       196,312       114,019
Income taxes                                                   13,508         8,020        68,809        39,550
                                                          -----------   -----------   -----------   -----------

Net income                                                $    24,800   $    19,141   $   127,503   $    74,469
                                                          ===========   ===========   ===========   ===========

EARNINGS PER SHARE OF COMMON STOCK:
     Basic:
        Weighted average common shares outstanding             63,912        64,938        64,470        65,162

               Net income                                 $      0.39   $      0.29   $      1.98   $      1.14
                                                          ===========   ===========   ===========   ===========

     Diluted:
        Weighted average common shares outstanding             65,562        66,300        66,233        66,322

               Net income                                 $      0.38   $      0.29   $      1.93   $      1.12
                                                          ===========   ===========   ===========   ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                                   (THOUSANDS)


                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         2001         2000                2001         2000
                                                                      ----------   ---------           ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                             $  24,800    $  19,141            $ 127,503    $  74,469
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for doubtful accounts                                   1,098          860               11,328        6,397
        Depreciation, depletion, and amortization                        18,100       21,033               52,637       77,752
        Recognition of deferred revenue                                 (24,779)      (3,559)             (71,541)      (9,872)
        Deferred income taxes                                             6,353        2,986               24,646        3,102
        Increase in undistributed earnings from
          nonconsolidated investments                                    (5,570)      (5,761)             (21,568)      (8,301)
    Changes in other assets and liabilities                             (33,092)     (51,620)              (7,344)     (77,188)
                                                                      ---------    ---------            ---------    ---------

          Net cash (used in) provided by operating activities           (13,090)     (16,920)             115,660       66,359
                                                                      ---------    ---------            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (38,999)     (34,087)             (83,474)     (78,732)
    Acquisition of Statoil production assets                               --         (5,213)                --       (677,235)
    Proceeds from Gulf asset merger                                        --           --                   --        158,214
    Proceeds from sale of interest in producing property                   --           --                   --        148,526
    Decrease (increase) in equity of unconsolidated entities                 33         (276)                 (16)    (127,187)
    Proceeds from sale of contract receivables                           15,611        5,065               46,898        5,065
    Proceeds from sale of property                                        2,073         --                  6,598          498
                                                                      ---------    ---------            ---------    ---------
         Net cash (used in) investing activities                        (21,282)     (34,511)             (29,994)    (570,851)
                                                                      ---------    ---------            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term loans                              47,295      (31,617)             (58,515)     531,174
    Repayments of long-term debt                                           (151)        --                   (151)        --
    Dividends paid                                                      (10,221)      (9,591)             (30,178)     (28,892)
    Purchase of treasury stock                                           (7,251)      (3,883)             (53,457)     (21,697)
    Proceeds from exercises under employee compensation
      plans                                                               1,461        2,029                4,813       10,995
                                                                      ---------    ---------            ---------    ---------
         Net cash provided by (used in) financing activities             31,133      (43,062)            (137,488)     491,580
                                                                      ---------    ---------            ---------    ---------

Net (decrease) increase in cash and cash equivalents                     (3,239)     (94,493)             (51,822)     (12,912)
Cash and cash equivalents at beginning of period                          3,440       99,612               52,023       18,031
                                                                      ---------    ---------            ---------    ---------
Cash and cash equivalents at end of period                            $     201    $   5,119            $     201    $   5,119
                                                                      =========    =========            =========    =========

CASH PAID DURING THE PERIOD FOR:
    Interest, net of amount capitalized                               $  10,423    $  26,697            $  32,696    $  65,905
                                                                      =========    =========            =========    =========
    Income taxes paid, net of refund                                  $     616    $   1,218            $  10,896    $  19,094
                                                                      =========    =========            =========    =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                                   (THOUSANDS)


                              ASSETS                   SEPTEMBER 30,    DECEMBER 31,
                                                           2001             2000
                                                     --------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                            $      201   $   52,023
    Accounts receivable                                     154,191      300,399
    Unbilled revenues                                        47,049       80,157
    Inventory                                               106,557       85,246
    Derivative commodity instruments, at fair value         189,849       31,220
    Prepaid expenses and other                               29,040       34,691
                                                         ----------   ----------

       Total current assets                                 526,887      583,736
                                                         ----------   ----------

EQUITY IN NONCONSOLIDATED INVESTMENTS                       252,235      230,651

PROPERTY, PLANT AND EQUIPMENT                             2,291,698    2,226,421

    Less accumulated depreciation and depletion             850,585      806,992
                                                         ----------   ----------

       Net property, plant and equipment                  1,441,113    1,419,429
                                                         ----------   ----------

OTHER ASSETS                                                172,347      191,098
                                                         ----------   ----------

       Total                                             $2,392,582   $2,424,914
                                                         ==========   ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                -------------------------------------------------
                                   (THOUSANDS)


         LIABILITIES AND STOCKHOLDERS' EQUITY                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                  2001                  2000
                                                                             ------------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $    10,100           $    10,100
    Current portion of nonrecourse project financing                              16,849                   461
    Short-term loans                                                             243,752               302,267
    Accounts payable                                                             109,236               285,723
    Prepaid gas forward sale                                                      55,705                55,705
    Derivative commodity instrument, at fair value                                38,955                30,243
    Other current liabilities                                                    134,512               161,082
                                                                             -----------           -----------

        Total current liabilities                                                609,109               845,581
                                                                             -----------           -----------

LONG-TERM DEBT:
    Debentures and medium-term notes                                             271,250               271,250
    Nonrecourse project financing                                                   --                  16,539
                                                                             -----------           -----------
        Total long-term debt                                                     271,250               287,789

DEFERRED AND OTHER CREDITS:
    Deferred income taxes                                                        336,287               247,833
    Deferred investment tax credits                                               14,607                15,411
    Prepaid gas forward sale                                                     111,355               153,589
    Deferred revenue                                                               6,348                30,232
    Other                                                                         80,181                25,784
                                                                             -----------           -----------
        Total deferred and other credits                                         548,778               472,849

Preferred trust securities                                                       125,000               125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 160,000 shares; shares issued
         September 30, 2001 and December 31, 2000, 74,504                        280,927               281,100
      Treasury stock, shares at cost September 30, 2001, 10,473;
         December 31, 2000, 9,426                                               (197,129)             (151,167)
      Retained earnings                                                          661,080               563,755
      Accumulated other comprehensive income, net of taxes                        93,567                     7
                                                                             -----------           -----------

      Total common stockholders' equity                                          838,445               693,695
                                                                             -----------           -----------

      Total                                                                  $ 2,392,582           $ 2,424,914
                                                                             ===========           ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------


A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


                                                   Nine Months Ended
                                                   September 30, 2000
                                                 ------------------------
                                                 (Thousands, except per
                                                     share amounts)

                Revenue                                 $   1,078,938
                                                        =============

                Net income                              $      76,139
                                                        =============

                Earnings per share:

                    Basic                               $        1.17
                                                        =============

                    Diluted                             $        1.15
                                                        =============

This information is not necessarily indicative of the results the Company would have obtained had these events actually occurred on January 1, 2000, or of the Company's actual or future results of operations of the combined companies.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------


C. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the Company's state-regulated local distribution operations, natural gas transportation, storage and marketing activities involving the Company's federally-regulated interstate natural gas pipelines, and supply and transportation services for the natural gas and electricity markets. The Equitable Production segment's activities are comprised of the development, production, gathering and sale of natural gas. The NORESCO segment's activities are comprised of distributed on-site generation, combined heat and power, and central boiler/chiller plant development, design, construction, ownership and operation; performance contracting; and energy efficiency programs.

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


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                            2001           2000                   2001           2000
                                                      -------------------------------      -----------------------------
                                                                                  (THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                                $   137,055        $   233,341         $ 1,105,590    $   730,141
    Equitable Production                                    66,401             67,534             224,792        211,432
    NORESCO                                                 40,312             34,409             110,087        101,085
                                                       -----------        -----------         -----------    -----------
        Total                                          $   243,768        $   335,284         $ 1,440,469    $ 1,042,658
                                                       ===========        ===========         ===========    ===========

INTERSEGMENT REVENUES:
    Equitable Utilities                                $    23,989        $    42,992         $   115,523    $   110,158
    Equitable Production                                     1,922              8,364               9,574          4,928
                                                       -----------        -----------         -----------    -----------
        Total                                          $    25,911        $    51,356         $   125,097    $   115,086
                                                       ===========        ===========         ===========    ===========

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                                $     1,991        $     1,921         $    56,959    $    58,735
    Equitable Production                                    40,034             39,985             143,957        103,553
    NORESCO                                                  1,474              5,341               8,929          9,662
                                                       -----------        -----------         -----------    -----------
        Total operating segments                       $    43,499        $    47,247         $   209,845    $   171,950
                                                       ===========        ===========         ===========    ===========

RECONCILING ITEMS:
    Equity earnings in Westport                        $     5,465        $     4,568         $    19,932    $     4,568
    Headquarters operating expenses                           (468)            (3,478)             (2,465)        (6,289)
    Interest expense                                       (10,188)           (21,176)            (31,000)       (56,210)
    Income tax expenses                                    (13,508)            (8,020)            (68,809)       (39,550)
                                                       -----------        -----------         -----------    -----------
        Net income                                     $    24,800        $    19,141         $   127,503    $    74,469
                                                       ===========        ===========         ===========    ===========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

C.       Segment Disclosure (Continued)


                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     2001                  2000
                                                                 -------------------------------------
                                                                             (THOUSANDS)
SEGMENT ASSETS:
  Equitable Utilities                                              $  892,236           $1,115,960
  Equitable Production                                              1,037,267              975,523
  NORESCO                                                             172,911              143,030
                                                                   ----------           ----------

    Total operating segments                                        2,102,414            2,234,513

  Headquarters assets, including cash and short-term
    investments and net intercompany accounts receivable              290,168              190,401
                                                                   ----------           ----------

    Total                                                          $2,392,582           $2,424,914
                                                                   ==========           ==========


D.       Accounting for Derivative Commodity Instruments

         Accounting Policy for Derivative Instruments - Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's
         (FASB) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The intended use of the derivatives and their designation as either a fair value hedge or a cash flow hedge will determine when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings immediately. The time value of options, which is excluded from the assessment of hedge effectiveness, and the amount of the hedges' ineffectiveness, increased earnings by $0.3 million and is included in Operating Revenue in the Statement of Consolidated Income.

         Cash Flow Hedges - The derivative financial instruments that comprise the amount recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company's exposure to variability in expected future cash flows and relate primarily to the Company's use of derivative financial instruments to manage a portion of the market risk associated with the fluctuations in the price of natural gas, oil and propane. The Company's derivative financial instruments accounted for as cash flow hedges were recorded as a $144.6 million asset and a $0.5 million liability at September 30, 2001, and are reflected on the Consolidated Balance Sheet as a component of Derivative Commodity Instruments at fair value. The difference between these derivatives and the amounts reported on the Consolidated Balance Sheet represent the Company's derivative contracts held for trading purposes.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

D.       Accounting for Derivative Commodity Instruments (Continued)

         At September 30, 2001, the Company expects to recognize $36.2 million of net gains on derivative instruments currently reflected in Accumulated Other Comprehensive Income as earnings during the next twelve months due to physical settlements.

         The Company has derivatives with maturities that extend through December 2008.

E. Accumulated Other Comprehensive Income - The components of Accumulated Other Comprehensive Income are as follows shown net of tax (in thousands):


           Accumulated other comprehensive income, January 1, 2001                     $       7
           Cumulative effect of SFAS 133 adoption                                        (37,023)
           Net change of current period hedging transactions                             130,583
                                                                                       ---------
           Accumulated other comprehensive income, September 30, 2001                  $  93,567
                                                                                       =========

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

G. In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," both of which are effective for fiscal year 2002. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under Statement No. 142, goodwill and indefinite intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company has recorded goodwill of $58.4 million at September 30, 2001. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $3.7 million ($0.06 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and, therefore, has not yet determined the effect these tests will have on the earnings and financial position of the Company.

H. In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which will be effective for fiscal year 2003. This Statement requires asset retirement obligations to be measured at fair value and to be recognized at the time the obligation is incurred. During 2002, management will assess the impact, if any, of this pronouncement on the earnings and financial position of the Company.

I. In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective for fiscal year 2002. Statement 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the earnings and financial position of the Company.

J. Reclassification - Certain previously reported amounts have been reclassified to conform with the 2001 presentation.

K. Stock Split - On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split payable on June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighted average common shares outstanding have been adjusted for the two for one stock split.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                                  OF OPERATIONS
                                  -------------


OVERVIEW

         Equitable's consolidated net income for the quarter ended September 30, 2001 was $24.8 million or $0.38 per diluted share as compared to the $0.29 per share earnings on net income of $19.1 million reported for the same period a year ago. Excluding earnings from Westport Resources, Equitable reported total earnings per diluted share of $0.32 on net income of $21.2 million.

         The higher net income for the 2001 quarter was primarily attributed to higher average sales prices realized on produced volumes coupled with a reduction in interest expense. In addition, the Company continued to buy back common stock, which reduced outstanding shares and increased earnings per share for both the current quarter and nine-month periods.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                           OF OPERATIONS (CONTINUED)
                           -------------------------


RESULTS OF OPERATIONS

EQUITABLE UTILITIES

         Equitable Utilities' operations are comprised of the sale and transportation of natural gas to retail customers at state-regulated rates, interstate transportation and storage of natural gas subject to federal regulation, and the unregulated marketing of natural gas.

         During the 2001 third quarter, the Company made significant progress toward a performance-based rates framework. Equitable Gas Company received Pennsylvania Public Utility Commission (PUC) approval on a performance-based initiative for managing pipeline transportation costs. This is the first step in an ongoing effort to work with the PUC to allow the Company the potential to improve returns in exchange for accepting more risk and responsibility to reduce costs and enhance service.


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                         2001          2000          2001          2000
                                                     -----------   -----------    ---------    ----------
        OPERATIONAL DATA

Capital expenditures (thousands)                     $    9,265    $    7,468    $   26,002    $   18,923

Operating expenses/net revenues (%)                       94.39%        94.44%        65.79%        64.30%


       FINANCIAL RESULTS (Thousands)

Utility revenues                                     $   40,495    $   39,062    $  318,423    $  228,929
Marketing revenues                                      120,549       237,271       902,690       611,370
                                                     ----------    ----------    ----------    ----------
    Total operating revenues                            161,044       276,333     1,221,113       840,299

Purchased natural gas costs                             125,541       241,762     1,054,610       675,773
                                                     ----------    ----------    ----------    ----------
    Net operating revenues                               35,503        34,571       166,503       164,526

Operating and maintenance expense (O&M)                  13,133        14,837        42,780        44,547
Selling, general and administrative expense (SG&A)       13,205        10,990        46,900        39,038
Depreciation, depletion and amortization                  7,174         6,823        19,864        22,206
                                                     ----------    ----------    ----------    ----------
    Total expenses                                       33,512        32,650       109,544       105,791
                                                     ----------    ----------    ----------    ----------

EBIT                                                 $    1,991    $    1,921    $   56,959    $   58,735
                                                     ==========    ==========    ==========    ==========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                       RESULTS OF OPERATIONS (CONTINUED)
                       ---------------------------------


EQUITABLE UTILITIES (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Equitable Utilities achieved EBIT for the September 2001 quarter of $2.0 million, a slight increase from the $1.9 million reported for the same period last year. In September 2001, Equitable Utilities' Pipeline Operations recorded $1.7 million in charges for process improvements related to compressor automation and a lease buyout. The compressor automation effort is expected to result in ongoing savings of about $0.7 million per year.

         Net revenues for the three months ended September 30, 2001 were $35.5 million compared to $34.6 million for the same quarter in 2000. This improvement in net operating revenues resulted in part from increased storage related services over the prior year quarter. Revenues from industrial volumes were down from the same quarter last year primarily due to the economic decline of the domestic steel industry. Because large industrial customer margins are relatively low, the impact on the quarter's results was immaterial.

         Total expenses for the September 2001 quarter were $33.5 million compared to $32.7 million reported during the same period last year. After adjusting for the previously described charges associated with the compressor station automation and lease buyout, total expenses at Utilities were down $0.9 million primarily as a result of process improvements within the distribution operations.


NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Overall, Equitable Utilities had EBIT for the nine months ended September 30, 2001 of $57.0 million compared to $58.7 million for the same period in 2000. The segment's results for the 2001 period included the second quarter charge of $4.3 million related to the pipeline operations workforce reduction and the previously described third quarter 2001 charges associated with the compressor station automation and lease buyout of $1.7 million. Excluding these items, Equitable Utilities EBIT increased $4.3 million, or 7%, from the same period a year ago.

         Equitable Utilities net revenues for the nine months ended September 30, 2001 were $166.5 million compared to $164.5 million for the 2000 period. The increase is related to higher distribution net operating revenues, primarily in the first quarter due mainly to colder weather.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE UTILITIES (CONTINUED)


DISTRIBUTION OPERATIONS


                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                  2001        2000         2001       2000
                                                               ---------    ---------   ---------  ---------
             OPERATIONAL DATA

Degree days (30-year average = Qtr - 120, YTD - 3,848)               135         163       3,457      3,276

O & M and SG&A (excluding other taxes)/Customer                 $  54.98    $  59.25    $ 202.17   $ 200.82

Volumes (MMcf)
   Residential                                                     1,804       1,963      17,997     17,377
   Commercial and industrial                                       3,385       5,045      17,991     22,663
                                                                --------    --------    --------   --------
     Total gas sales and transportation                            5,189       7,008      35,988     40,040
                                                                ========    ========    ========   ========

             FINANCIAL RESULTS (Thousands)

Net operating revenues                                          $ 19,395    $ 19,080    $112,121   $107,149

Operating costs                                                   15,834      17,039      57,323     57,429
Depreciation and amortization                                      4,980       4,415      13,569     13,283
                                                                --------    --------    --------   --------

(Loss) earnings before interest and taxes                       $ (1,419)   $ (2,374)   $ 41,229   $ 36,437
                                                                ========    ========    ========   ========


THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenues for the September 2001 quarter increased slightly to $19.4 million compared to $19.1 million for 2000 period. This increase is primarily due to increased margins from commercial customer sales.

         Total operating expenses for September 2001 quarter totaled $20.8 million compared to $21.5 million for the same period in 2000. The decrease in operating expenses of $0.7 million is primarily attributable to process improvements within this segment.

NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenues for the nine months ended September 30, 2001 increased 5% to $112.1 million compared to $107.1 million for the same period in 2000, which is attributed to the colder weather experienced in the 2001 first quarter.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE UTILITIES (CONTINUED)

         Weather in the distribution service territory for the nine months ended September 30, 2001 was 10% warmer than the 30-year average, but 6% colder than last year, primarily associated with colder weather in the first quarter 2001 as previously mentioned. Industrial volumes decreased in the current year as a result of the economic decline in the domestic steel industry. This volume decline did not proportionately decrease net operating revenues because of the relatively low margins generated from industrial customer volumes.

         Total operating expenses for the nine months ended September 30, 2001 were essentially flat at $70.9 million compared to $70.7 million for the same period in 2000. The savings resulting from the process improvement initiatives discussed above were offset by an additional $2.2 million in the provision for doubtful accounts.


PIPELINE OPERATIONS
                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                             2001      2000            2001      2000
                                          ---------  -------         -------    --------
           OPERATIONAL DATA

Transportation throughput (MMbtu)           16,319    18,459          53,095    57,538


FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                     $13,623   $13,284         $44,726   $46,342

Operating costs                              8,351     7,014          26,579    20,774
Depreciation and amortization                2,089     2,360           6,042     8,779
                                           -------   -------         -------   -------

EBIT                                       $ 3,183   $ 3,910         $12,105   $16,789
                                           =======   =======         =======   =======


THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenues for the three months ended September 30, 2001 were $13.6 million compared to $13.3 million for the same period in 2000. Third quarter 2000 net operating revenues included $0.5 million for the recovery of stranded costs in rates. Excluding the impact of this rate settlement, net operating revenues for the current period increased $0.8 million compared to the same period a year ago. This increase in net operating revenues was primarily due to increased storage related services over the prior year quarter.

         Transportation throughput decreased 2.1 MMbtu over the prior year quarter from 18.5 MMbtu to 16.3 MMbtu. This decrease is attributable to the decreased volumes of gas transported to commercial and industrial customers. Because the margins from this service are generally derived from fixed monthly fees, the impact on net operating revenues from the reduced volumes to these customers is minimal.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE UTILITIES (CONTINUED)

         Total operating expenses were $10.4 million for the 2001 quarter compared to $9.4 million for the 2000 quarter. Third quarter 2000 operating expenses included $0.4 million of amortization expense related to the recovery of stranded costs in rates. Excluding the impact of this stranded cost recovery, third quarter 2001 operating expenses reflect an increase of $1.4 million from the same period a year ago. The increase in operating expenses is attributable to the previously described $1.7 million charge for process improvements related to compressor automation and a lease buyout.


NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenues for the nine months ended September 30, 2001, were $44.7 million compared to $46.3 million for the same period in 2000. Net operating revenues for 2000 included $3.7 million for the recovery of stranded costs in rates. Excluding the impact of this rate settlement, net operating revenues for the current period increased $2.1 million compared to the same period a year ago. This increase is primarily attributable to increased storage related services coupled with slightly higher natural gas delivery margins.

         Transportation throughput decreased 4.4 MMbtu over the prior nine month period from 57.5 MMbtu to 53.1 MMbtu. This decrease is a result of the decline in gas volumes transported to commercial and industrial customers. Because the margins from this service are generally derived from fixed monthly fees, the impact on net operating revenues from these reduced volumes is minimal.

         Total operating expenses were $32.6 million for the nine months ended September 30, 2001 compared to $29.6 million for the same period in 2000, an increase of $3.0 million. Excluding the $4.3 million charge for the workforce reductions in the 2001 second quarter and the $1.7 million charge for the compressor automation and lease buy out in this current quarter, total 2001 operating costs were $26.6 million. Excluding $2.6 million of amortization expense related to the recovery of stranded costs in rates in 2000, operating expenses were $27.0 million in the same period last year. Total normalized expenses have decreased in the current year as a result of savings realized from process improvement initiatives.


EQUITABLE MARKETING
                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                         2001            2000         2001            2000
                                                      -----------     ----------    ----------     ----------
        OPERATIONAL DATA

Marketed gas sales (MMbtu)                                39,645          54,831       170,052       170,208

Net operating revenues/MMbtu                            $ 0.0627        $ 0.0403      $ 0.0568      $ 0.0652


       FINANCIAL RESULTS (Thousands)

Net operating revenues                                  $  2,485        $  2,207      $  9,656      $ 11,103

Operating costs                                            2,154           1,774         5,778         5,450
Depreciation and amortization                                104              48           253           144
                                                        --------        --------      --------      --------

EBIT                                                    $    227        $    385      $  3,625      $  5,509
                                                        ========        ========      ========      ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         The increase in net operating revenues of $0.3 million over the 2000 quarter is primarily attributable to increased marketing fees and a concentration on higher unit margin/lower volume business.

         Marketed gas sales decreased 28% over the prior year quarter from
54.8 MMbtu to 39.6 MMbtu. This decline is in line with the Company's strategic decision to reduce its trading activities. These volumes generate very low margins and, as a result, are not a significant component of the net operating revenues of this segment.

         Total operating expenses for the current quarter of $2.3 million increased from the 2000 quarter by $0.5 million primarily due to the increased development costs in the segment's retail marketing activities.

NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenues for the nine months ended September 30, 2001 decreased $1.5 million from the same period last year. This decrease is attributable to the $2.6 million loss in the 2001 first quarter on transactions marked to market that were previously treated as hedges. The first quarter loss has been partially offset by increased marketing fee revenue. Excluding the marked to market loss, unit margins increased slightly due to the segment's continued concentration on higher unit margin/lower volume business.

         Total operating expenses for the nine months ended September 30, 2001 of $6.0 million increased from the same period in 2000 by $0.4 million primarily due to the increased development costs in the segment's retail marketing activities.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


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

         In June and December 2000, Equitable sold approximately 200 Bcfe of reserves to a partnership and a trust for proceeds of $378 million and an interest in the partnership and the trust. Also during 2000, the Company entered into two natural gas advance sales contracts for 48.7 Bcf of reserves for proceeds of $208.8 million. The Company is required to sell and deliver certain quantities of natural gas during the term of the contracts. As such, these contracts were recorded as prepaid gas forward sales and are being recognized in income as deliveries occur.

         The net result of the acquisition and subsequent monetizations on 2001 production and service volumes are as follows: net equity sales of natural gas and equivalents decreased 23.1 Bcfe, due to the monetization in subsequent months of wells produced by the Company in 2000; monetized sales increased 8.5 Bcfe, due to current year sales under the two natural gas advance sales contracts completed in 2000; and operated and gathered volumes increased 1.3 Bcfe and 8.6 Bcfe, respectively, as the Statoil properties were operated for 90 days in the first quarter 2001 compared to 45 days in the same period of 2000.

         In November 1995, the Company sold an interest in certain Appalachian gas properties (ABP), the production from which qualifies for non-conventional fuels tax credit, which is recorded as deferred revenue. The Company retained an interest in the properties that increases substantially based on the attainment of a performance target. The increase was originally anticipated to occur sometime during 2003. However, the Company now believes that the performance criteria will be met late in 2001 or early in 2002. The Company is in the process of evaluating the alternatives created by the accelerated achievement of the performance targets. After the targets are achieved, the Company will no longer include the ABP volumes as monetized sales but instead as equity sales. As a result, monetized volumes sold will decrease by approximately 8.9 Bcf while equity production will increase by only 6.1 Bcf unless the Company buys those remaining residual partnership interests. The Company will also begin receiving a greater percentage of the non-conventional fuels tax credit based on its increased ownership for tax purposes.

         In line with management's strategic objectives to focus on core activities, a purchase and sale agreement has been negotiated for the sale of the Company's oil-dominated fields. The sale is likely to occur by the end of 2001.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE PRODUCTION (CONTINUED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     2001           2000             2001        2000
                                                                  -----------   -----------       ----------  ---------
OPERATIONAL DATA (excluding Gulf Operations)

Production:
Net equity sales, natural gas and equivalents (MMcfe)                 9,459         16,943           28,052      51,191
Average (well-head) sales price ($/Mcfe)                          $    3.28      $    3.14        $    3.98   $    2.93

Monetized sales (MMcfe)                                               5,676          2,821           17,056       8,520
Average (well-head) sales price ($/Mcfe)                          $    3.55      $    2.26        $    3.98   $    1.94

Company usage, line loss (MMcfe)                                      1,854          1,509            4,336       4,854

Lease operating expense  (LOE) excluding severance tax
  ($/Mcfe)                                                        $    0.29      $    0.33        $    0.33   $    0.32
Severance tax ($/Mcfe)                                            $    0.13      $    0.18        $    0.18   $    0.14
Depletion ($/Mcfe)                                                $    0.38      $    0.48        $    0.38   $    0.49

PRODUCTION SERVICES:
Gathered volumes (MMcfe)                                             26,906         26,427           79,326      70,763
Average gathering fee ($/Mcfe)                                    $    0.56      $    0.53        $    0.58   $    0.58
Gathering and compression expense ($/Mcfe)                        $    0.24      $    0.25        $    0.23   $    0.26
Gathering and compression depreciation ($/Mcfe)                   $    0.10      $    0.10        $    0.10   $    0.10

Total operated volumes (MMcfe)                                       23,576         24,499           69,105      67,792
Volumes handled (MMcfe)                                              30,955         29,042           89,978      78,599
Selling, general and administrative ($/Mcfe handled)              $    0.16      $    0.19        $    0.20   $    0.21

Capital expenditures (excludes Statoil Acquisition) (thousands)   $  29,571      $  23,767        $  56,831   $  46,902

          FINANCIAL RESULTS (THOUSANDS)

Revenue from Production                                           $  51,117      $  59,525        $ 179,639   $ 166,479
Services:
  Revenue from gathering fees                                        15,032         13,986           45,844      41,164
  Other revenues                                                      2,174          2,387            8,883       8,717
                                                                  ---------      ---------        ---------   ---------
  Total revenues                                                     68,323         75,898          234,366     216,360

Gathering and compression expenses                                    6,336          6,685           17,916      18,505
Lease operating expense                                               4,993          7,019           16,227      20,879
Severance tax                                                         2,154          3,738            9,042       8,952
Depreciation, depletion and amortization                              9,387         13,084           28,254      44,585
Selling, general and administrative                                   5,006          5,126           18,000      16,684
Exploration, including dry hole expense                                 528            261            1,630       2,677
                                                                  ---------      ---------        ---------   ---------
  Total operating expenses                                           28,404         35,913           91,069     112,282

Equity earnings from nonconsolidated investments                        115           --                660        --
Other income/(expense)                                                 --             --               --        (6,951)
                                                                  ---------      ---------        ---------   ---------

EBIT from operations                                              $  40,034      $  39,985        $ 143,957   $  97,127
                                                                  =========      =========        =========   =========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITABLE PRODUCTION (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         Equitable Production (Appalachian) EBIT was $40.0 million for both the three months ended September 30, 2001 and September 30, 2000. The segment's current quarter results were favorably affected by a higher sales price realized on produced natural gas. The favorable sales price, combined with continuing improvements in operating efficiency, were offset by a decline in production primarily as a result of the aforementioned December asset sale.

         During the current quarter, the Company's average equity well-head sales price realized on produced volumes was $3.28 per thousand cubic feet equivalent (Mcfe), compared to $3.14 per Mcfe in the third quarter of 2000. The $7.6 million decrease in revenue is due to the decline in production, primarily a result of the December asset sale described above, offset by an increase in commodity prices.

         Operating expenses for the September 2001 quarter were $28.4 million compared to $35.9 million for the 2000 quarter. The $7.5 million, or 21%, decline is primarily a result of lower depletion expense and severance tax expense, due to the sale of natural gas reserves, coupled with operating improvements at the Kentucky West pipeline unit and overall continuing improvements in operating efficiency.

         The December 2000 asset sales (3.9 Bcfe) resulted in a decrease of $11.4 million in production revenues, $0.9 million in LOE expenses and $3.4 million in depletion expense in the third quarter of 2001. Gathering and compression expenses were unaffected by the monetization, as the monetized volumes are still gathered and compressed by the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         Equitable Production (Appalachian) EBIT for the nine months ended September 30, 2001, was $144.0 million compared to $97.1 million for the nine months ended September 30, 2000. The segment's nine months results were favorably affected by higher market prices for natural gas, higher gathering and service volumes resulting primarily from the Statoil acquisition and continuing improvements in operating efficiency.

         During the nine months ended September 30, 2001, the Company's average equity well-head sales price realized on produced volumes rose to $3.98 per Mcfe, compared to $2.93 per Mcfe in the same period in 2000. The $56.7 million increase in revenue due to commodity prices is partially offset by increases in price related expenses of $2.5 million for severance taxes and $1.4 million for an additional provision for uncollectible accounts recorded in the 2001 second quarter.

         Operating expenses for the period ended September 30, 2001 totaled $91.1 million compared to $112.3 million for the prior year period. Operating expenses declined despite inflationary pressures on the price of services throughout the industry resulting from strong commodity prices. Operating improvements in the Kentucky West pipeline unit and lower depletion expense were partially offset by increased operating costs from the Statoil acquisition coupled with the aforementioned second quarter provision for uncollectible accounts.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                           OF OPERATIONS (CONTINUED)
                           -------------------------


EQUITABLE PRODUCTION (Continued)

         As described above, a number of significant transactions during 2000 subsequently impacted the volumes realized in natural gas sales, gathering fees, other revenues and various operating expenses in 2001 compared to 2000. Increased production volumes due to a full year ownership of the Statoil assets (4.3 Bcfe) is offset by the June and December 2000 asset sales (17 Bcfe). In addition, wells shut in or damaged during the fourth quarter 2000 work stoppage produced 0.6 Bcfe less in 2001 than for the comparable period in 2000. The maintenance and repair of these facilities was completed during March and production volumes returned to pre-work stoppage levels by April 1, 2001. The net reduction from sale of assets resulted in a decrease of $37.1 million in production revenues, $4.0 million in LOE expenses, $10.3 million in depletion expense and $2.0 million in severance tax expense in 2001.

         Gathering fee revenues increased $4.7 million, of which $2.6 million is attributed to Statoil volumes and $2.1 million relates to increased gathering rates for certain monetized volumes. Total gathering and compression expenses declined slightly despite the $1.3 million increase in expenses due to the additional 45 days ownership of Statoil properties in 2001 and were unaffected by the monetizations, as the monetized volumes are still gathered and compressed by the Company.

PRODUCTION - GULF OPERATIONS

         As described above, the Equitable Production - Gulf operations were merged into Westport effective April 1, 2000. The following includes results prior to the merger.


                                                   THREE MONTHS ENDED MARCH 31,
                                                              2000
                                                   ----------------------------

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
                                                                 =======

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------

NORESCO

         NORESCO provides energy and energy related products and services that are designed to reduce its customers' operating costs and to improve their productivity. The segment's activities are comprised of distributed on-site generation, combined heat and power and central boiler/chiller plant development, design, construction, ownership and operation; performance contracting; and energy efficiency programs. NORESCO's customers include governmental, military, institutional, commercial and industrial end-users. NORESCO's energy infrastructure group develops, constructs and operates facilities in the U.S. and operates private power plants in selected international countries.

         NORESCO provides a range of integrated energy management services within its projects, including: project development, design and engineering analysis; permitting; construction; equipment procurement; project management; project financing; project ownership; equipment operation and maintenance; and energy savings metering, monitoring and verification.


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                      2001            2000       2001        2000
                                                    ------------------------  ----------------------
   OPERATIONAL DATA (Thousands)

Revenue backlog, end of period                      $142,383        $ 84,614    $142,383    $ 84,614
Construction completed                              $ 26,529        $ 26,949    $ 68,738    $ 63,586

Capital expenditures                                $  2,676        $    105    $  3,006    $  1,487

Gross profit margin                                     22.0%           31.2%       23.7%      26.6%
SG&A as a % of revenue                                  17.2%           15.0%       16.9%      16.7%
Project Development expenses as a % of
   revenue                                               1.4%            2.4%        2.3%       3.7%

   FINANCIAL RESULTS (Thousands)

Energy service contract revenue                     $ 40,312        $ 34,409    $110,087    $101,085
Energy service contract cost                          31,444          23,683      83,965      74,236
                                                    --------        --------    --------    --------
     Gross profit margin                               8,868          10,726      26,122      26,849

Selling, general and administrative expenses           6,941           5,158      18,632      16,851
Amortization of goodwill                                 937             961       2,854       2,939
Depreciation and depletion                               535             409       1,485         964
                                                    --------        --------    --------    --------
Total expenses                                         8,413           6,528      22,971      20,754

Equity earnings of nonconsolidated
 investments                                           1,019           1,143       5,778       3,567
                                                    --------        --------    --------    --------

EBIT                                                $  1,474        $  5,341    $  8,929    $  9,662
                                                    ========        ========    ========    ========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


NORESCO (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2001
VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

         The NORESCO segment's EBIT was $1.5 million compared to $5.3 million for the same period last year, a decrease of $3.8 million. The decrease in EBIT is partially attributable to higher expenses in the 2001 quarter and higher gross margins realized in the third quarter 2000. The higher 2000 gross margins of approximately $2.0 million were due to the timing of margin recognition resulting from the completion of a few energy service projects during the quarter.

         Total revenue increased by 17% to $40.3 million compared to $34.4 million in 2000, due to an increase in construction activity. Revenue backlog in the current year increased to a record $142.4 million from $84.6 million at September 30, 2000, an increase of $57.8 million attributed to the segment's current focus on larger projects.

         Total expenses for third quarter 2001 were $8.4 million compared to $6.5 million in the third quarter 2000. After adjusting for an additional $1.4 million charge for office consolidation and $0.4 million for additional provisions for doubtful accounts for a particular customer in the current quarter, expenses increased $0.1 million over the same period last year. Annual ongoing savings from the office consolidation are expected to be $0.8 million.


NINE MONTHS ENDED SEPTEMBER 30, 2001
VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

         NORESCO's EBIT was $8.9 million compared to $9.7 million in the same period last year. The decrease is primarily attributable to the aforementioned office consolidation charge and additional provision for doubtful accounts as well as a reduction in gross margins that were partially offset by an increase in equity in earnings.

         NORESCO's gross margin in the first nine months of 2001 was $26.1 million compared to $26.8 million during the first nine months of 2000. Gross margin as a percentage of revenue was 23.7% in the nine months of 2001 compared to 26.6% during the same period in 2000. Total revenue increased 9% to $110.1 million compared to $101.1 million in 2000, which is due to additional construction activity resulting from NORESCO's backlog increase.

         Total expenses for nine months of 2001 were $23.0 million compared to $20.8 million in the same period of 2000. Total expenses in 2000 included $1.0 million in costs to discontinue developing international energy infrastructure projects while total expenses in 2001 include the $2.8 million office consolidation and provision for doubtful accounts. Excluding the impact of these costs in the respective years, total expenses increased $0.4 million primarily due to an increase in depreciation expense.

         Equity earnings of nonconsolidated investments for the nine months ended September 30, 2001 was $5.8 million, a $2.2 million increase from the 2000 nine month period of $3.6 million. These investments represent the Company's equity ownership in various independent power plant projects. The increase is attributed to higher earnings from several international projects.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


EQUITY IN NONCONSOLIDATED INVESTMENTS

         In March 2000, the Company announced the combination of its Production
- Gulf assets with Westport Oil and Gas Company, a private oil and gas exploration company based in Denver. The transaction was completed on April 10, 2000. The Company received $50 million in cash and approximately 49% interest in the combined company, Westport. Equitable currently owns 13.9 million shares in the Company.

         On August 21, 2001, Westport Resources completed a merger with Belco Oil & Gas. Equitable continues to own 13.9 million shares, which represent approximately 27% of Westport's total shares outstanding at September 30, 2001 compared to its 36% ownership interest prior to the merger. The fair market value of Equitable's investment in Westport was $205 million as of September 30, 2001 on a pre-tax basis.

         The Production segment maintains two 1% equity ownership interests in a partnership and trust, respectively. The partnership and the trust hold natural gas producing properties which qualify for non-conventional fuels tax credit.

         The NORESCO segment has equity ownership interests in independent power plant (IPP) projects located domestically and in selected international countries. Long-term power purchase agreements (PPA's) are signed with the customer whereby they agree to purchase the energy generated by the plant. The length of these contracts range from 5 to 30 years. These projects generally are financed on a project basis with non-recourse financings established at the foreign subsidiary level.

         During the 2001 second quarter, a domestic energy infrastructure project, included within Equity in Nonconsolidated Investments, experienced a performance default on a creditor's agreement. The creditors have agreed to temporarily delay enforcement of their remedies to provide an opportunity for resolution of the default. The Company fully reserved for this project during the second quarter. NORESCO has a preliminary agreement with the customer and principal creditors, including the noteholder, to sell the project assets and settle all outstanding debts. The noteholder will fully discharge the debt upon the closing of this transaction which is currently scheduled to occur in the fourth quarter 2001.

         NORESCO indirectly owns a 50% interest in a Panamanian thermal electric generation project. The project had previously agreed to retrofit the plant to conform with applicable environmental noise standards by a target date of August 31, 2001. Unforeseen events have continued to extend the final completion date of the required retrofits. The project has obtained an extension from the creditor sponsor until February 28, 2002. The Company is in the process of obtaining an extension from the Panamanian regulators, which currently expires November 30, 2001.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                            OF OPERATIONS (CONTINUED)
                            -------------------------


CAPITAL RESOURCES AND LIQUIDITY


OPERATING ACTIVITIES

         The results of operations of Equitable are impacted by the seasonal nature of Equitable Utilities' distribution operations and the volatility of oil and gas commodity prices.

         Cash flows from operating activities for the nine months ended September 30, 2001 were $115.7 million, a $49.3 million increase over the prior year period cash flows of $66.4 million. This increase is attributable to higher consolidated net income, which is the result of higher commodity gas prices throughout 2001. Items included in net income but not affecting operating cash flows include increased undistributed earnings from the Company's minority interest in Westport Resources and increased deferred revenue recognition associated with the December 2000 prepaid gas forward sales.

INVESTING ACTIVITIES

         Cash flows used in investing activities in the first nine months of 2001 were $30.0 million compared to $570.9 million in the prior year period, which included the purchase of the Appalachian production assets of Statoil. The $540.9 million decrease in cash used in investing activities is also a result of $46.9 million of proceeds from the sale of contract receivables.

         Capital expenditures of $83.5 million for the nine months ended September 30, 2001 were $4.8 million less than the $78.7 million spent in the prior year period. Expenditures in both years represent growth projects in the Equitable Production segment and replacements, improvements and additions to plant assets in the Equitable Utilities segment. Production and Utilities accounted for $56.8 million and $26.0 million, respectively, of the expenditures in 2001.

FINANCING ACTIVITIES

         Cash flows used in financing activities during the 2001 nine-month period were $137.5 million compared to cash provided of $491.6 million in the prior nine month period. This fluctuation is also due to the first quarter 2000 Statoil acquisition. Throughout 2001, Equitable continued to reduce its short-term debt and buy back shares of its outstanding common stock through the use of cash provided by operating activities and the sale of receivables by the NORESCO segment.

         During the first quarter of 2001, a Jamaican energy infrastructure project, which the Company consolidates, experienced defaults relating to various loan covenants. Consequently, the Company reclassified the nonrecourse project financing from long-term debt to current liabilities. The Company currently intends to refinance or restructure the debt within the next twelve months or to pursue strategic alternatives for the potential transfer or sale of the Company's project interests.

         The Company maintains a revolving credit agreement with a group of banks providing $650 million of available credit, of which $325 million expires in 2001 and $325 million in 2003. The Company expects to replace the portion of the agreement expiring in the current year with a new facility, which will expire in 2002.

         The Company has adequate borrowing capacity to meet its financing requirements.

                   Equitable Resources, Inc. and Subsidiaries
     Management's Discussion and Analysis of Financial Condition and Results
     -----------------------------------------------------------------------
                            of Operations (Continued)
                            -------------------------


CAPITAL RESOURCES AND LIQUIDITY (Continued)

HEDGING

         The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices. Since Equitable is primarily a natural gas company, this leads to different approaches to hedging natural gas than for crude oil and natural gas liquids.

         With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the years 2001 through 2005, and over 25% of expected equity production for the years 2006 through 2008. Its preference is to use derivative instruments that create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration. Due to the increased volatility of the market in 2001, the Company has opted to rely more heavily on price swaps.

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

         In line with management's strategic objectives to focus on core activities, a purchase and sale agreement has been negotiated for the sale of the Company's oil-dominated fields. The sale is likely to occur by the end of 2001.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     -----------------------------------------------------------------------
                           OF OPERATIONS (CONTINUED)
                           -------------------------

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements related to such matters as anticipated financial performance; closing of the sale of the Company's oil-dominated fields; restructuring of the debt or sale of the Jamaican energy infrastructure project; effects of performance-based rates; expected monetized sales volumes; savings on office consolidations; the energy hedges and derivatives strategy and other operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities including future changes in the hedging strategy, the ability to complete gas monetization transactions, creditworthiness of counterparties, availability of financing, changes in interest rates, changes in the status of labor negotiations, implementation and execution of cost restructuring initiatives, curtailments or disruptions in production, timing and availability of regulatory and governmental approvals, timing and extent of the Company's success in acquiring utility companies and natural gas and crude oil properties, the ability of the Company to discover, develop and produce reserves, the ability of the Company to acquire and apply technology to its operations, the impact of competitive factors on profit margins in various markets in which the Company competes, the ability of the Company to execute on the sale and/or restructuring of its oil-dominated fields and certain energy infrastructure projects, financial results achieved by Westport Resources, and other factors discussed in other reports (including Form 10-K) filed from time to time.

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

         With respect to energy derivatives held by the Company for purposes other than trading, during the third quarter of 2001, the Company continued to execute its hedging strategy by utilizing price swaps with volumes of about
148.1 Bcf of natural gas. Some of these derivatives have hedged expected equity production through 2008. A decrease of 10% in the market price of natural gas would increase the fair value of natural gas instruments by approximately $51.5 million at September 30, 2001. A 10% decrease would have a minimal impact on the fair value of crude oil and propane instruments.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.1 1999 Equitable Resources, Inc. Long-Term Incentive Plan As amended and restated May 17, 2001

         (b)      Reports on Form 8-K during the quarter ended September 30,
                  2001:

                  None.

                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        EQUITABLE RESOURCES, INC.
                                    ----------------------------------
                                               (Registrant)




                                        /s/ David L. Porges
                                    -----------------------------------
                                              David L. Porges
                                         Executive Vice President
                                         and Chief Financial Officer



Date:  November 9, 2001

                                INDEX TO EXHIBITS



Exhibit No.            Document Description
-------------------------------------------------------------------------------


   10.1        1999 Equitable Resources, Inc. Long-Term          Filed Herewith
               Incentive Plan As amended and restated
               May 17, 2001