Form 10-Q
period 2002-03-31
EQUITABLE RESOURCES INC /PA/
filed 2002-05-08
CIK 33213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----
Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
               Class                                  April 30, 2002
               -----                                  --------------

     Common stock, no par value                     63,348,706 shares

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements (Unaudited):

           Statements of Consolidated Income for the Three
           Months Ended March 31, 2002 and 2001                               2

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001                 3

           Condensed Consolidated Balance Sheets, March 31, 2002,
           and December 31, 2001                                            4-5

           Notes to Condensed Consolidated Financial Statements            6-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11-23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        24

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  25

SIGNATURE                                                                    26

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   2002                 2001
                                                              -------------------------------------
                                                              (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenues                                               $ 344,057            $ 851,157
Cost of sales                                                      183,181              665,566
                                                                 ----------           ---------
    Net operating revenues                                         160,876              185,591
                                                                 ----------           ---------

OPERATING EXPENSES:
    Operation and maintenance                                       17,584               20,647
    Exploration and production                                       6,450                9,680
    Selling, general and administrative                             25,857               29,858
    Depreciation, depletion and amortization                        16,767               17,133
                                                                 ----------           ---------
       Total operating expenses                                     66,658               77,318
                                                                 ----------           ---------
Operating income                                                    94,218              108,273

Equity (losses) earnings in nonconsolidated subsidiaries
    and minority interest:
    Westport                                                        (4,248)              10,990
    Other                                                              181                1,941
                                                                 ----------           ---------
                                                                    (4,067)              12,931

EARNINGS BEFORE INTEREST AND TAXES (EBIT)                           90,151              121,204

Interest charges                                                     9,579               11,467
                                                                 ----------           ---------

Income before income taxes                                          80,572              109,737
Income taxes                                                        28,200               38,471
                                                                 ----------           ---------

NET INCOME                                                       $  52,372            $  71,266
                                                                 ==========           =========
EARNINGS PER SHARE OF COMMON STOCK:
    Basic:
       Weighted average common shares outstanding                   63,566               64,830

          Net income                                             $    0.82            $    1.10
                                                                 =========            =========
    Diluted:
       Weighted average common shares outstanding                   65,063               66,438

          Net income                                             $    0.80            $    1.08
                                                                 =========            =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDONSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2002        2001
                                                                    --------------------
                                                                         (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                           $ 52,372    $ 71,266
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for losses on accounts receivable                    4,269       7,247
        Depreciation, depletion, and amortization                     16,767      17,133
        Recognition of monetized production revenue                  (13,736)    (19,850)
        Deferred income taxes                                          2,200         787
        Decrease (increase) in undistributed earnings from
          nonconsolidated investments                                  3,284     (10,335)
        Changes in other assets and liabilities                       28,413      24,648
                                                                    ---------   ---------
            Total adjustments                                         41,197      19,630
                                                                    ---------   ---------

              Net cash provided by operating activities               93,569      90,896
                                                                    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (37,072)    (14,225)
    Decrease in restricted cash                                        1,196          --
    Decrease (increase) in equity in nonconsolidated investments         781        (711)
    Sale of contract receivables                                          --      29,964
    Proceeds from sale of property                                        --       2,905
                                                                    ---------   ---------

              Net cash (used in) provided by investing activities    (35,095)     17,933
                                                                    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                   (10,081)     (9,567)
    Proceeds from exercises under employee compensation plans          2,240       1,574
    Purchase of treasury stock                                       (17,672)         --
    Increase in loans against construction contracts                   4,799          --
    Repayments and retirements of long-term debt                        (157)         --
    Decrease in short-term loans                                     (64,706)    (66,005)
                                                                    ---------   ---------

              Net cash (used in) financing activities                (85,577)    (73,998)
                                                                    ---------   ---------

 Net (decrease) increase in cash and cash equivalents                (27,103)     34,831
 Cash and cash equivalents at beginning of period                     29,622      52,023
                                                                    ---------   ---------
 Cash and cash equivalents at end of period                         $  2,519    $ 86,854
                                                                    =========   =========
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)                             $ 12,506    $ 13,611
                                                                    =========   =========
   Income taxes (refunded)                                          $ (1,029)   $(12,918)
                                                                    =========   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDONSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    ASSETS                             MARCH 31,   DECEMBER 31,
                                                         2002         2001
                                                      -------------------------
                                                             (THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                         $    2,519   $     29,622
    Restricted cash                                       61,760         62,956
    Accounts receivable                                  150,341        132,750
    Unbilled revenues                                     81,121         77,080
    Inventory                                             34,989         96,445
    Derivative commodity instruments, at fair value       87,776        193,623
    Prepaid expenses and other                            12,756         20,868
                                                      ----------   ------------

       Total current assets                              431,262        613,344
                                                      ----------   ------------

EQUITY IN NONCONSOLIDATED INVESTMENTS                    249,149        253,214

PROPERTY, PLANT AND EQUIPMENT                          2,372,256      2,337,344

    Less accumulated depreciation and depletion          936,871        923,067
                                                      ----------   ------------

       Net property, plant and equipment               1,435,385      1,414,277
                                                      ----------   ------------

OTHER ASSETS                                             211,769        237,912
                                                      ----------   ------------

       Total                                          $2,327,565   $  2,518,747
                                                      ==========   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDONSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY                       MARCH 31,   DECEMBER 31,
                                                                           2002          2001
                                                                       --------------------------
                                                                               (THOUSANDS)
CURRENT LIABILITIES:
    Current portion of nonrecourse project financing                   $    16,539   $     16,696
    Short-term loans                                                       210,741        275,447
    Accounts payable                                                        89,316        101,654
    Prepaid gas forward sale                                                55,705         55,705
    Derivative commodity instrument, at fair value                          43,522         62,002
    Other current liabilities                                              103,308        100,686
                                                                       ------------  -------------

        Total current liabilities                                          519,131        612,190
                                                                       ------------  -------------

LONG-TERM DEBT:
    Debentures and medium-term notes                                       271,250        271,250

DEFERRED AND OTHER CREDITS:
    Deferred income taxes                                                  343,404        364,633
    Deferred investment tax credits                                         14,072         14,336
    Prepaid gas forward sale                                                83,560         97,296
    Deferred revenue                                                         7,343          6,560
    Project financing obligations                                           76,297        109,209
    Other                                                                   71,758         72,119
                                                                       ------------  -------------
        Total deferred and other credits                                   596,434        664,153

PREFERRED TRUST SECURITIES                                                 125,000        125,000

CAPITALIZATION:
    Common stockholders' equity
      Common stock, no par value, authorized 160,000 shares;
         shares issued March 31, 2002 and December 31, 2001,
         74,504                                                            283,222        282,920
      Treasury stock, shares at cost March 31, 2002, 11,071
         December 31, 2001, 10,634 (net of shares held in trust
         for deferred compensation of 411 and 362)                        (218,532)      (203,353)
      Retained earnings                                                    717,634        675,207
      Accumulated other comprehensive income, net of taxes                  33,426         91,380
                                                                       ------------  -------------

      Total common stockholders' equity                                    815,750        846,154
                                                                       ------------  -------------

      Total                                                            $ 2,327,565   $  2,518,747
                                                                       ============  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDONSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Equitable Resources' Annual Report on Form 10-K for the year ended December 31, 2001 as well as the "Information Regarding Forward Looking Statements" on page 11 of this document.

B. Segment Disclosure - The Company reports operations in three segments which reflect its lines of business. The Equitable Utilities segment's activities are comprised of the Company's state-regulated local distribution operations, natural gas transportation, storage and marketing activities involving the Company's federally-regulated interstate natural gas pipelines, and supply and transportation services for the natural gas and electricity markets. The Equitable Production segment's activities are comprised of the development, production, gathering and sale of natural gas. The NORESCO segment's activities are comprised of distributed on-site generation, combined heat and power, and central boiler/chiller plant development, design, construction, ownership and operation; performance contracting; and energy efficiency programs.

     Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges and income taxes are managed on a consolidated basis and allocated proportionately to operating segments. Headquarters costs are billed to operating segments based on a fixed allocation of the annual headquarters' operating budget. Differences between budget and actual headquarters expenses are not allocated to operating segments, but included as a reconciling item to consolidated earnings from continuing operations.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2002          2001
                                                                    --------------------------
                                                                           (THOUSANDS)
REVENUES FROM EXTERNAL CUSTOMERS:
    Equitable Utilities                                             $   256,596   $    731,557
    Equitable Production                                                 52,022         85,136
    NORESCO                                                              35,439         34,464
                                                                    ------------  ------------
        Total                                                       $   344,057   $    851,157
                                                                    ============  ============

INTERSEGMENT REVENUES:
    Equitable Utilities                                             $    28,809   $     53,673
    Equitable Production                                                  3,537          5,351
                                                                    ------------  ------------
        Total                                                       $    32,346   $     59,024
                                                                    ============  ============

SEGMENT EARNINGS BEFORE INTEREST AND TAXES:
    Equitable Utilities                                             $    53,475   $     49,230
    Equitable Production                                                 37,247         59,546
    NORESCO                                                               4,200          2,811
                                                                    ------------  ------------
        Total operating segments                                    $    94,922   $    111,587
                                                                    ============  ============

LESS: RECONCILING ITEMS
    Equity (losses) earnings in Westport                            $    (4,248)  $     10,990
    Headquarters operating expenses                                        (523)        (1,373)
    Interest expense                                                     (9,579)       (11,467)
    Income tax expenses                                                 (28,200)       (38,471)
                                                                    ------------  ------------
        Net income                                                  $    52,372   $     71,266
                                                                    ============  ============

                                                                     MARCH 31,    DECEMBER 31,
                                                                        2002          2001
                                                                    --------------------------
                                                                           (THOUSANDS)
SEGMENT ASSETS:
    Equitable Utilities                                             $   945,498   $    937,147
    Equitable Production                                                977,794      1,138,550
    NORESCO                                                             220,630        264,960
                                                                    ------------  ------------

        Total operating segments                                      2,143,922      2,340,657

    Headquarters assets, including cash and short-term
      investments and net intercompany accounts receivable              183,643        178,090
                                                                    ------------  ------------
        Total                                                       $ 2,327,565   $  2,518,747
                                                                    ============  ============

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

C.   Accounting for Derivative Commodity Instruments

     Accounting Policy for Derivative Instruments - The Company uses exchange-traded natural gas futures contracts and options and over-the-counter (OTC) natural gas swap agreements and options to hedge exposures to fluctuations in natural gas prices and for trading purposes. At contract inception, the Company designates derivative commodity instruments as hedging or trading activities. All derivative commodity instruments are accounted for in accordance with Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
     133), as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of Statement 133. As a result, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures the effectiveness of the hedges, or the degree that the gain/(loss) for the hedging instrument offsets the loss/(gain) on the hedged item, at fair value each reporting period. The measurement of fair value is based upon actively quoted market prices when available. In the absence of actively quoted market prices, the Company seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, measurement involves judgment and estimates. These estimates are based upon valuation methodologies deemed appropriate by the Company's Corporate Risk Committee. The intended use of the derivatives and their designation as either a fair value hedge or a cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings or when they are to be reported as a component of other comprehensive income, net of tax, until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is recognized in earnings immediately, and is included in operating revenues in the Statement of Consolidated Income. Any ineffective portion that was recognized in earnings from a previous period that is "caught up" in a current period and recognized in other comprehensive income will be reversed out of earnings. The amount of the hedges' ineffectiveness increased earnings by approximately $0.5 million and is included in operating revenue in the Statement of Consolidated Income.

     Cash Flow Hedges - The derivative financial instruments that comprise the amount recorded in other comprehensive income have been designated and qualify as cash flow hedges. These instruments hedge the Company's exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company's forecasted sale of equity production. The Company's derivative financial instruments accounted for as cash flow hedges were recorded as a $73.1 million asset and a $4.2 million liability at March 31, 2002, and are reflected on the Consolidated Balance Sheet as a component of derivative commodity instruments at fair value. The difference between these derivatives and the amounts reported on the Consolidated Balance Sheet represent the Company's derivative contracts held for trading purposes. The effective portion of the derivative designated as a cash flow hedge remains in other comprehensive income until the hedged transaction occurs, at which point the gains or losses are reclassified to operating revenues on the Consolidated Statement of Income. If a derivative designated as a cash flow hedge is terminated before settlement date of the hedged item, Other Comprehensive Income recorded up to that date would remain accrued provided that the forecasted sale remains probable to occur, and, going forward, the fair value change of the derivative(s) will be recorded in earnings. At March 31, 2002, the Company estimated that $14.3 million of net unrealized gain on derivative instruments currently reflected in accumulated other comprehensive income will be recognized as earnings during the next twelve months due to physical settlement.

     The Company has derivatives with maturities that extend through December 2008.

D. Accumulated Other Comprehensive Income - The components of Accumulated Other Comprehensive Income are as follows shown net of tax (in thousands):

         Accumulated other comprehensive income, December 31, 2001     $ 91,380
         Net current period hedging transactions                        (57,954)
                                                                       ---------
         Accumulated other comprehensive income, March 31, 2002        $ 33,426
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

     The Company transfers contract amounts due from customers to financial institutions. The Company does not retain any interests in the transferred contract receivables. The value of the contract receivables is based on the face value of the executed contract and the gain or loss on the sale of contract receivables depends in part on the previous carrying amount of the financial assets involved in the transfer. Certain of these transfers do not immediately qualify as "sales" under Statement 140. For the contract receivables that are transferred and still controlled by the Company, a liability must be established to offset the cash received from the transfer. The Company derecognizes the receivables and the liabilities when control has been surrendered in accordance with the criteria provided in Statement 140. As of March 31, 2002, the Company had a recorded liability of $76.3 million with the corresponding assets included in unbilled revenues and other assets. For the three month period ending March 31, 2002, approximately $36.1 million of receivables met the criteria for sales treatment generating a recognized gain of $1.1 million. The derecogniation of the $36.1 million in receivables and liabilities was considered a non-cash transaction and is not reflected on the Statement of Cash Flows.

F. In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets," both of which are effective for fiscal year 2002. Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and further clarifies the criteria to recognize intangible assets separately from goodwill. Under Statement No. 142, goodwill and indefinite intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company has recorded goodwill of $57.4 million at March 31, 2002, which entirely related to the NORESCO segment. During the second quarter of 2002, the Company will complete the first of the required initial impairment tests of goodwill. Depending upon the results of the impairment test, the Company could be required to record a charge for the cumulative effect of a change in accounting principle retroactive to the first quarter 2002.

     The effects of adopting the new standards on net income and diluted earnings per share for the three month periods ended March 31, 2002 and 2001 follow.

                                            NET INCOME (IN MILLIONS)                DILUTED EPS
                                              2002            2001             2002           2001
                                             ------          ------           ------          ------
          Net income                         $ 52.4          $ 71.3           $ 0.80          $ 1.08
          Add: goodwill amortization             --             1.0               --            0.02
                                             ------          ------           ------          ------
          Income excluding goodwill
              amortization in 2001           $ 52.4          $ 72.3           $ 0.80          $ 1.10
                                             ======          ======           ======          ======

     Net income for the quarter ended March 31, 2001 would have been $1.0 million, or $0.02 per share, higher if goodwill amortization had be discontinued effective January 1, 2001. Net income for the full year 2001 would have been $3.7 million, or $0.06 per share, higher if goodwill had been discontinued effective January 1, 2001.

     Intangible assets, which consist of the intangible pension asset of $9.1 million, are included in other assets as of March 31, 2002.

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

H. Effective January 1, 2002, the Company adopted FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The provisions of this new standard are generally to be applied prospectively.

I. Stock Split - On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split payable on June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighted average common shares outstanding have been adjusted for the two for one stock split.

J. In November 1995, the Company monetized Appalachian gas properties to a partnership, Appalachian Basin Partners (ABP), the production from which qualifies for non-conventional fuels tax credit. The Company recorded the proceeds as deferred revenue, which was recognized as production occurred. The Company retained a partnership interest in the properties that increased substantially based on the attainment of a performance target. The performance target was met at the end of 2001. Beginning in 2002, the Company no longer includes ABP volumes as monetized sales, but instead as equity production sales. As a result, monetized volumes sold decreased by approximately 2.2 Bcf in the first quarter 2002, while equity production increased by the same amount. The Company consolidated the partnership beginning January 1, 2002, and the remaining portion not owned by the Company was recorded as a minority interest. The minority interest for the three months ended March 31, 2002 was $1.5 million and is recorded in equity earnings from nonconsolidated investments and minority interest. The Company will also begin receiving a greater percentage of the non-conventional fuels tax credit based on its increased ownership. As of December 31, 2001, the deferred revenue associated with ABP was $1.3 million, all of which was current.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements related to such matters as the impact of FASB Statement 142, "Goodwill and Other Intangible Assets;" the ability of the Company to complete or obtain extensions for retrofit work on the Panamanian thermal electric generation project; restructuring of the debt or sale of the Jamaican energy infrastructure project; the energy hedges and derivatives strategy and other operational matters. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities including future changes in the hedging strategy, the ability to complete gas monetization transactions, creditworthiness of counterparties, availability of financing, changes in interest rates, implementation and execution of cost restructuring initiatives, curtailments or disruptions in production, timing and availability of regulatory and governmental approvals, timing and extent of the Company's success in acquiring utility companies and natural gas and crude oil properties, the ability of the Company to discover, develop and produce reserves, the ability of the Company to acquire and apply technology to its operations, the impact of competitive factors on profit margins in various markets in which the Company competes, the ability of the Company to execute on certain energy infrastructure projects, changes in accounting rules or the financial results achieved by Westport Resources, and other factors discussed in other reports (including Form 10-K) filed from time to time.

OVERVIEW

     Equitable's consolidated net income for the quarter ended March 31, 2002 was $52.4 million or $0.80 per diluted share as compared to the $1.08 per share earnings on net income of $71.3 million reported for the same period a year ago. Excluding Westport Resources (Westport), Equitable reported total earnings per diluted share of $0.85 on net income of $55.1 million.

     The decrease in earnings is mainly attributable to lower commodity prices realized in the production segment and to decreased throughput in the utility segment resulting from warmer than usual weather. The decrease was further impacted by the equity loss in Westport of $4.2 million compared to equity earning of $11 million in the first quarter of 2001. For detail explanation of Westport changes in earnings, see Westport's first quarter 2002 press release. Equitable's decrease in earnings was partially offset by lower operating costs at all three business units and improvements in storage-related service revenues at Equitable Utilities.

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

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      2002              2001
                                                                   ----------------------------
                                OPERATIONAL DATA

 Capital expenditures (thousands)                                  $   9,320          $   7,563

 Operating expenses as a % of net revenues                             37.75%             43.35%

                          FINANCIAL RESULTS (THOUSANDS)

 Utility revenues                                                  $ 134,994          $ 213,643
 Marketing revenues                                                  139,568            571,587
                                                                   ----------         ----------
     Total operating revenues                                        274,562            785,230

 Purchased gas costs                                                 188,662            698,333
                                                                   ----------         ----------
     Net operating revenues                                           85,900             86,897

 Operating and maintenance expense                                    11,624             14,883
 Selling, general and administrative expense                          14,283             16,499
 Depreciation, depletion and amortization                              6,518              6,285
                                                                   ----------         ----------
     Total expenses                                                   32,425             37,667
                                                                   ----------         ----------

 EBIT                                                              $  53,475          $  49,230
                                                                   ==========         ==========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     Net operating revenues for the three months ended March 31, 2002 were $85.9 million compared to $86.9 million for the same quarter in 2001. The decrease was mainly due to the effect on throughput of warm temperatures offset by an increase in net revenues from storage-related services. In the first quarter 2002, distribution revenues decreased by $7.2 million and pipeline net revenues decreased by $0.7 million compared with the first quarter of 2001. Marketing achieved a six-fold increase in unit marketing margins versus the same period last year. Marketing net operating revenues were up $6.9 million despite a decline in gross revenues of 76%. The improved margins, in the context of sharply lower gross revenues, were a result of the Company's decision to focus on storage and asset management activities and de-emphasize the low margin trading-oriented activities.

     Total expenses for the March 2002 quarter were $32.4 million compared to the $37.7 million reported during the same period last year. The expense decline was attributable to reduced credit-related reserves compared to prior year due to higher gas prices and colder weather in the first quarter of 2001 and due to on-going cost reduction initiatives

DISTRIBUTION OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2002          2001
                                                               -------------------------
                        OPERATIONAL DATA

Degree days (30-year average: 3,016)                                  2,409        2,818
O & M per customer                                             $      69.40   $    78.78

Volumes (MMcf)
 Residential                                                         11,216       13,116
 Commercial and Industrial                                           10,415       10,367
                                                               ------------   ----------
    Total gas sales and transportation                               21,631       23,483
                                                               ============   ==========

                  FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                         $     59,253   $   66,502

Operating costs                                                      19,806       22,443
Depreciation and amortization                                         4,834        4,274
                                                               ------------   ----------

EBIT                                                           $     34,613   $   39,785
                                                               ============   ==========

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

EQUITABLE UTILITIES (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     Net operating revenues in the first quarter of 2002 decreased $7.2 million, or 11% due to the warmer temperatures compared to the prior year quarter. Heating degree days for 2002 were 2,409 compared to 2,818 in the first quarter of 2001, which is 15% warmer than prior year and 20% warmer than the 30 year average of 3,016. The warmer weather resulted in a 1.9 Bcf reduction in residential throughput along with a 0.8 Bcf reduction in commercial volumes. The commercial volume reduction was entirely offset by an increase in large industrial customer throughput. The increased industrial volumes had a minimal impact on net revenue due to the relatively low margins earned from large industrial customers.

     Total operating costs decreased $2.6 million to $19.8 million, or 12% in the first quarter of 2002. This decrease is principally due to a $1.9 million reduction in provisions for doubtful accounts attributable to the warmer weather than in the same quarter a year ago. The operating costs also benefited from continued cost reduction initiatives.

PIPELINE OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2002           2001
                                                               ---------------------------
                        OPERATIONAL DATA

Transportation throughput (MMbtu)                                    16,719         18,486

                  FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                         $     17,518   $     18,203

Operating costs                                                       5,160          6,958
Depreciation and amortization                                         1,580          1,956
                                                               ------------   ------------

EBIT                                                           $     10,778   $      9,289
                                                               ============   ============

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     In February 2002, the FERC approved the order filed by Equitrans in July 2001 that resulted in the transfer of five natural gas pipeline gathering systems located in West Virginia and Pennsylvania to the Equitable Production business segment. The systems transferred consist of approximately 1,300 miles of low pressure, small diameter pipeline, and related facilities used to gather gas from wells in the region.

     The effect of this transfer is not material to the results of operations or financial position of Equitable Utilities or Equitable Production, and therefore, the results have not been reclassified for this transfer. The transfer, effective January 1, 2002 for segment reporting purposes, resulted in a reduction of net operating revenues of $.9 million, and a $.6 million reduction in operating costs.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

EQUITABLE UTILITIES (CONTINUED)

     Excluding the impact of the transfer of the gathering assets, net operating revenues increased $0.2 million, over the 2001 quarter. The increase is due to an increase in storage related service revenue, partially offset by reduced transportation revenues resulting from the decreased demand associated with warmer weather compared to prior year and due to a one-time gain recorded on the sale of extraction facilities in the first quarter of 2001.

     Excluding the impact of the transfer of the gathering assets, total operating costs decreased $1.2 million or 17% from the prior year quarter. The decrease in operating costs resulted from the on-going savings realized from workforce reductions, compressor station automation and a lease buy-out, for which the expenses were recorded in the second and third quarters of 2001.

EQUITABLE MARKETING

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2002           2001
                                                               ---------------------------
                        OPERATIONAL DATA

Marketed gas sales (MMBtu)                                           50,357         85,749

Total Physical and Financial Unit Margin/MMbtu                 $     0.1751   $     0.0256

                  FINANCIAL RESULTS (THOUSANDS)

Net operating revenues                                         $      9,129   $      2,192

Operating costs                                                         941          1,981
Depreciation and amortization                                           104             55
                                                               ------------   ------------

EBIT                                                           $      8,084   $        156
                                                               ============   ============

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     Net operating revenues increased $6.9 million, or three-fold over the 2001 quarter. Excluding the prior year one-time loss of $2.6 million on transactions marked to market that were previously treated as hedges, the net operating revenues increased $4.3 million. The increase in net operating revenues and in unit marketing margins versus the same period last year is a result of the company's decision to focus on storage and asset management activities and de-emphasize the low margin trading-oriented activities.

     Total operating expenses for the first quarter of 2002 decreased $1.0 million over the same quarter a year ago. This decrease is primarily due to cost reduction initiatives associated with the Company's decision to de-emphasize the trading oriented activities.

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

     In November 1995, the Company monetized Appalachian gas properties qualifying for non-conventional fuels tax credit to a partnership, Appalachian Basin Partners (ABP). The Company recorded the proceeds as deferred revenue, which was recognized as production occurred. The Company retained a partnership interest in the properties that increased substantially based on the attainment of a performance target. The performance target was met around the end of 2001. Beginning in 2002, the Company no longer included the ABP volumes as monetized sales, but instead as equity production sales. As a result, monetized volumes sold decreased by approximately 2.2 Bcf in the first quarter 2002 while equity production increased by the same amount. The 38% interest in these properties owned by the ABP limited partners of $1.5 million is reflected in equity earnings of nonconsolidated investments on the Consolidated Statement of Income for the quarter ended March 31, 2002. The Company also began receiving a greater percentage of the non-conventional fuels tax credit, included as a reduction of income tax expense in the current period.

     In July 2001, Equitrans filed an order with the FERC to transfer five natural gas pipeline gathering systems located in West Virginia and Pennsylvania to the Equitable Production business segment. On February 13, 2002, the FERC approved the order that resulted in the transfer of gathering systems. The transfer was effective January 1, 2002 for segment reporting purposes. The systems transferred consist of approximately 1,300 miles of low pressure, small diameter pipeline, and related facilities used to gather gas from wells in the region. The effect of this transfer is not material to the results of operations or financial position of Equitable Production.

     In December 2001, the Company sold its oil-dominated fields in order to focus on natural gas activities. The sale resulted in a decrease of 63 Bcfe of proved developed producing reserves and 5 Bcfe of proved undeveloped reserves for proceeds of approximately $60 million. The field produced approximately 3.7 Bcfe annually. The proceeds are shown in the balance sheet as restricted cash. Although the Company will no longer operate these properties, it will continue to gather and market the natural gas produced which resulted in approximately $0.4 million in service revenue in the first quarter of 2002.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

EQUITABLE PRODUCTION (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2002           2001
                                                               ---------------------------
                        OPERATIONAL DATA
PRODUCTION:
Net equity sales, natural gas and equivalents (Mmcfe)                11,424          8,961
Average (well-head) sales price ($/Mcfe)                       $       3.20   $       5.10

Monetized sales (MMcfe)                                               3,471          5,681
Average (well-head) sales price ($/Mcfe)                       $       3.25   $       4.33

Weighted average (well-head) sales price ($/Mcfe)              $       3.21   $       4.80

Company usage, line loss (MMcfe)                                      1,340          1,198

Lease operating expense excluding severance tax ($/Mcfe)       $       0.29   $       0.35
Severance tax ($/Mcfe)                                         $       0.09   $       0.23
Depletion ($/Mcfe)                                             $       0.40   $       0.39

PRODUCTIONS SERVICES:
Gathered volumes (MMcfe)                                             30,615         24,755
Average gathering fee ($/Mcfe)                                 $       0.51   $       0.67
Gathering and compression expense ($/Mcfe)                     $       0.19   $       0.23
Gathering and compression depreciation ($/Mcfe)                $       0.09   $       0.11

Total operated volumes (MMcfe)                                       22,506         22,526
Volumes handled (MMcfe)                                              33,247         27,857
Selling, general, and administrative ($/Mcfe handled)          $       0.17   $       0.23

Operating costs per unit ($/Mcfe)                              $       0.65   $       0.81

Capital expenditures (thousands)                               $     27,571   $      6,468

                  FINANCIAL DATA (THOUSANDS)
Revenue from production                                        $     47,830   $     70,347
Services:
     Revenue from gathering fees                                     15,593         16,502
     Other revenues                                                   2,979          3,638
                                                               ------------   ------------
     Total revenues                                                  66,402         90,487
Operating expenses:
   Gathering and compression expenses                                 5,960          5,765
   Lease operating expense                                            4,744          5,539
   Severance tax                                                      1,410          3,661
   Depreciation, depletion and amortization                           9,759          9,349
   Selling, general and administrative                                5,588          6,496
   Exploration including dry hole expense                               296            480
                                                               ------------   ------------
     Total operating expenses                                        27,757         31,290

Equity earnings from nonconsolidated investments
    and minority interest                                            (1,398)           349
                                                               ------------   ------------

EBIT                                                           $     37,247   $     59,546
                                                               ============   ============

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

EQUITABLE PRODUCTION (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     Equitable Production earnings before interest and taxes for the three months ended March 31, 2002, were $37.2 million, 37% lower than the $59.5 million for the three months ended March 31, 2001. The decrease in the segment's results was mainly attributable to lower commodity prices partially offset by lower operating costs.

     Revenues for the first quarter 2002 decreased 27% to $66.4 million compared to $90.5 million in 2001. The revenue decrease was primarily due to a 33% decline in the Company's weighted average well-head sales price realized on produced volumes of $3.21 per Mcfe compared to $4.80 per Mcfe for the same period last year. The commodity price decline was partially offset by an overall increase in produced volumes (0.4 Bcfe) despite the decrease in production due to the oil field sale in December 2001 (1.0 Bcfe). The net increase in produced volumes is primarily a result of new natural gas wells drilled in 2001.

     Operating expenses for the three months ended March 31, 2002 were $27.8 million compared to $31.3 million last year. Excluding $1.9 million of expenses for credit and other price-related reserves in the first quarter 2001, operating expenses decreased 5% compared to the same period in 2001. Operating costs per mcfe, consisting of lease operating expense, gathering and compression expense and selling, general and administrative expense, decreased from $0.81 to $0.65. Adjusting for the expenses for credit- and price-related reserves in 2001, operating cost per mcfe decreased 12% from $0.74 to $0.65.

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

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2002           2001
                                                               ---------------------------
                        OPERATIONAL DATA (THOUSANDS)

Revenue backlog, end of period                                 $    108,088   $     85,325
Construction completed                                         $     21,305   $     20,722

Capital expenditures                                           $        181   $        194

Gross profit margin                                                    24.2%          23.8%
SG&A as a % of revenue                                                 15.6%          16.1%
Development expenses as a % of revenue                                  2.6%           3.2%

                  FINANCIAL RESULTS (THOUSANDS)

Energy service contract revenues                               $     35,439   $     34,464
Energy service contract costs                                        26,865         26,258
                                                               -------------  -------------
    Net operating revenues                                            8,574          8,206
                                                               -------------  -------------

Selling, general and administrative expenses                          5,516          5,546
Amortization of goodwill                                                 --            963
Depreciation and depletion                                              437            479
                                                               -------------  -------------
    Total expenses                                                    5,953          6,988

Equity earnings of nonconsolidated investments                        1,579          1,593
                                                               -------------  -------------

EBIT                                                           $      4,200   $      2,811
                                                               =============  =============

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NORESCO (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2002
VS. THREE MONTHS ENDED MARCH 31, 2001

     The NORESCO segment's earnings before interest and taxes increased $1.4 million to $4.2 million from the same period last year. This increase in EBIT is primarily attributable to the absence of goodwill of $1.0 million in the first quarter 2002 and an increase in contract services gross margin. Total revenue for the first quarter increased by 2.6% to $35.4 million compared to $34.5 million in 2001 primarily attributable to increase in construction activity.

     NORESCO's first quarter 2002 gross margin increased to $8.6 million compared to $8.2 million during the first quarter 2001 due to an increase in contract services revenue. Gross margin as a percentage of revenue increased slightly to 24.2% in the first quarter 2002 compared to 23.8% during the same period in 2001. Gross margins fluctuate on a quarterly basis based on the gross margin mix of the construction completed for the period and gross margins realized for operations projects.

     Total operating expenses decreased $1.0 million, to $6.0 million in the first quarter of 2002 versus $7.0 million for the same period last year as a result of the elimination of the amortization of goodwill in the first quarter 2002. Not withstanding the decrease in amortization of goodwill, total operating expenses were flat.

     Revenue backlog at the end of the second quarter of 2002 increased to $108.1 million from $85.3 million for the same period in 2001, a 27% increase.

EQUITY IN NONCONSOLIDATED INVESTMENTS

     On April 10, 2000, Equitable merged its Gulf of Mexico operations with Westport Oil and Gas Company for approximately $50 million in cash and approximately 49% minority interest in the combined company, named Westport Resources Corporation. Equitable accounted for this investment under the equity method of accounting. In October 2000, Westport completed an IPO of its shares. Equitable sold 1.325 million shares in this IPO for an after-tax gain of $4.3 million. On August 21, 2001, Westport Resources completed a merger with Belco Oil & Gas. Equitable continues to own 13.911 million shares, which represents approximately 27% of Westport's total shares outstanding at March 31, 2002. Equitable's investment in Westport was $143.8 million as of March 31, 2002 and the aggregate market value of this investment was $273.4 million as of March 31, 2002.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NORESCO (CONTINUED)

     NORESCO owns a 50% interest in a Panamanian thermal electric generation project. The project had previously agreed to retrofit the plant to conform to applicable environmental noise standards by a target date of August 31, 2001. Unforeseen events have continued to extend the final completion date of the required retrofits. The project has obtained an extension from the creditor sponsor until September 2, 2002. The Company has also received an extension from the Panamanian regulators until September 2, 2002. The Company intends to obtain all extensions required in the event the completion of the required retrofits is further delayed.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

     The results of operations of Equitable are impacted by the seasonal nature of Equitable Utilities' distribution operations and the volatility of gas commodity prices. The decrease in net income in the first quarter of 2002 compared to the first quarter of 2001 was attributable to decreased distribution volumes due to warmer weather and the decrease in natural gas prices.

     Cash flows from operating activities were consistent between periods. For the three months ended March 31, 2002, cash flows from operating activities were $93.6 million, a $2.7 million increase over the prior year period operating cash flows of $90.9 million. Items included in net income but not affecting operating cash flows include decreased undistributed earnings from the Company's unconsolidated investments, and the recognition of monetized production revenue.

INVESTING ACTIVITIES

     Cash flows used in investing activities in the first three months of 2002 were $35.1 million compared to cash flow provided in the first three months of 2001 of $18.0 million. The change from the prior year is attributable to an increase in capital expenditures and timing differences in recognition of proceeds from sales of contract receivables. Capital expenditures totaled approximately $37.1 million in the three months ended March 31, 2002, compared to $14.2 million for the same period a year ago. Production and Utilities accounted for $27.6 million and $9.3 million, respectively, of the expenditures in the current quarter. Expenditures in both years represent growth projects in the Equitable Production segment and replacements, improvements and additions to plant assets in the Equitable Utilities segment. The Production segment incurred more capital expenditures in the first quarter of 2002 than in 2001 due to a more accelerated developmental drilling program. The Company believes that Production segment capital expenditures will be consistent with previously reported forecasts.

FINANCING ACTIVITIES

     Cash flows used in financing activities during the 2002 three-month period were $85.6 million compared to $74.0 million in the prior three month period. In the first quarter 2002, Equitable continued to reduce its short-term debt and buy back shares of its outstanding common stock through the use of cash provided by operating activities.

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

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

     The Company has adequate borrowing capacity to meet its financing requirements. Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements. The Company maintains a revolving credit agreement providing $325 million of available credit, and a 364-day credit agreement providing $325 million of available credit, with a group of banks that expire in 2003 and 2002, respectively. As of March 31, 2002, the Company has the authority and credit backing to support a $650 million commercial paper program.

HEDGING

     The Company's overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices.

     With respect to hedging the Company's exposure to changes in natural gas commodity prices, management's objective is to provide price protection for the majority of expected production for the years 2002 through 2005, and over 25% of expected equity production for the years 2006 through 2008. Its preference is to use derivative instruments that create a price floor, in order to provide downside protection while allowing the Company to participate in upward price movements. This is accomplished with the use of a mix of costless collars, straight floors and some fixed price swaps. This mix allows the Company to participate in a range of prices, while protecting shareholders from significant price deterioration. During the quarter ended March 31, 2002, the Company hedged approximately 3 Bcf of natural gas. The Company also increased the 2003 hedge position to approximately 42 Bcf.

DIVIDEND

     On April 18, 2002, the Board of Directors of Equitable Resources declared a regular quarterly cash dividend of 17 cents per share, a 6.25% increase, payable June 1, 2002 to shareholders of record on May 10, 2002.

STOCK SPLIT

     On April 19, 2001, the Board of Directors of Equitable Resources declared a two for one stock split payable on June 11, 2001 to shareholders of record on May 11, 2001. Earnings per share of common stock and weighted average common shares outstanding for the quarter ending March 31, 2001 have been adjusted for the two for one stock split.

ACQUISITIONS AND DISPOSITIONS

     In December of 2001, the Company executed a purchase and sale agreement for the sale of the Company's oil-dominated fields. This transaction is in line with management's strategic objectives to focus on core natural gas related activities. The sale resulted in a decrease of 63 Bcfe of proved developed producing reserves and 5 Bcfe of proved undeveloped reserves for proceeds of approximately $60 million. The proceeds are shown in the balance sheet as restricted cash. No gain or loss was recognized on the sale in accordance with the Company's accounting policies.

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CERTAIN TRADING ACTIVITIES ACCOUNTED FOR AT FAIR VALUE

     Below is a summary of the activity for the fair value of contracts outstanding for the three months ended March 31, 2002.

     Fair value of contracts outstanding at December 31, 2001  $      4,159
     Contracts realized or otherwise settled                         (5,324)
     Other changes in fair value                                      2,765
                                                               -------------
     Fair value of contracts outstanding at March 31, 2002     $      1,600
                                                               =============

     The following table presents maturities and the fair valuation source for the Company's derivative commodity instruments that are held for trading purposes as of March 31, 2002

          NET FAIR VALUE OF CONTRACT ASSETS (LIABILITIES) AT PERIOD-END

                                    MATURITY                                           MATURITY IN
       SOURCE OF                   LESS THAN    MATURITY      MATURITY     EXCESS OF    TOTAL FAIR
       FAIR VALUE                    1 YEAR     1-3 YEARS    4-5 YEARS     5 YEARS        VALUE
---------------------------------------------------------------------------------------------------
                                                          (THOUSANDS)
 Prices actively quoted
   (NYMEX)(1)                    $   (2,082)   $     (63)   $       --    $       --   $  (2,145)
 Prices provided by other
   external sources(2)                2,557        3,392         2,050            15       8,014
 Prices based on models and
   other valuation methods(3)          (517)      (1,597)       (2,155)           --      (4,269)
                                 -----------   ----------   -----------   ----------   ----------
 Net derivative assets
   (liabilities)                 $      (42)   $   1,732    $     (105)   $       15   $   1,600
                                 ===========   ==========   ===========   ==========   ==========

(1) Contracts include futures and fixed price swaps
(2) Contracts include physical, transport and basis swaps
(3) Contracts include demand charges and other fees

                   EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company through the Equitable Production segment and the unregulated marketing group within the Equitable Utilities segment. The Company uses simple, nonleveraged derivative instruments that are placed with major institutions whose creditworthiness is continually monitored. The Company also enters into energy trading contracts to leverage its assets and limit the exposure to shifts in market prices. The Company's use of these derivative financial instruments is implemented under a set of policies approved by the Company's Corporate Risk Committee and Board of Directors.

     With respect to energy derivatives held by the Company for purposes other than trading (hedging activities), during the first quarter of 2002, the Company continued to execute its hedging strategy by utilizing price swaps of approximately 210.2 Bcf of natural gas. Some of these derivatives have hedged expected equity production through 2008. A decrease of 10% in the market price of natural gas would increase the fair value of natural gas instruments by approximately $83.1 million at March 31, 2002.

     With respect to derivative contracts held by the Company for trading purposes, as of March 31, 2002, a decrease of 10% in the market price of natural gas would increase the fair market value by approximately $7.5 million.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b)   Reports on Form 8-K during the quarter ended March 31, 2002:

               None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EQUITABLE RESOURCES, INC.
                                 -----------------------------------------------
                                                 (Registrant)

                                             /s/ David L. Porges
                                 -----------------------------------------------
                                                 David L. Porges
                                            Executive Vice President
                                          and Chief Financial Officer

Date:  May 8, 2002