Form 10-K/A
period 2002-12-31
EQUITABLE RESOURCES INC /PA/
filed 2003-03-05
CIK 33213

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

Index to Exhibits—Page 101

EXPLANATORY NOTE

        This report is an amendment to the Equitable Resources, Inc. ("Company") annual report on Form 10-K for the year ended December 31, 2002. The report is being amended because page 40 of the electronic version of the report contained a typographical error. The printed version, which is correct, states, "With respect to hedging as of December 31, 2002, the Company's exposure to changes in natural gas commodity prices under current market conditions is $0.005 per diluted share per $0.10 change in the average NYMEX natural gas price for 2003." The electronic version is being amended to conform to that presentation.

        Except as described above, no change has been made to the Company's Report on Form 10-K filed on March 3, 2003. This report continues to speak as of the date of the original filing of the Company's Report on Form 10-K and the Company has not updated the disclosure in this report. The filing of this amended Form 10-K/A should not be understood to mean that any statements contained herein are true or complete as of any date subsequent to the date of the original filing of the Company's Report on Form 10-K.

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

*
The above price is based on a conversion rate of 1.05 MMbtu/Mcf

        With respect to hedging as of December 31, 2002, the Company's exposure to changes in natural gas commodity prices under current market conditions is $0.005 per diluted share per $0.10 change in the average NYMEX natural gas price for 2003, $0.025 to $0.03 per diluted share for 2004 and 2005, and less than $0.05 per diluted share through 2008. In addition to monetizations, the Company uses derivative instruments to hedge its exposure. The Company has relied almost exclusively on fixed price swaps to accomplish the remainder of this objective during 2001 and 2002 due to the increased market volatility.

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

EXPLANATORY NOTE
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