Form 10-K/A
period 2002-12-31
EQUITABLE RESOURCES INC /PA/
filed 2003-09-24
CIK 33213

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

        Part III, a portion of Item 10 and Items 11, 12 and 13 are incorporated by reference from the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 15, 2003, which Proxy Statement was filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 2002, except for the Performance Graph, Compensation Committee Report, and Audit Committee Report.

EXPLANATORY NOTE

        The registrant is filing this amendment in response to comments received from the Securities and Exchange Commission in connection with the filing of a Registration Statement on Form S-4 for the exchange of the registrant's privately placed 5.15% Notes due 2018. This filing amends the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, originally filed on March 3, 2003, as amended by the Annual Report on Form 10K/A filed on March 5, 2003, and restates Part III, Item 14 (Controls and Procedures) thereof. The registrant has not updated the disclosure in this amendment to speak as of a later date than the date of the original filing.

Item 14. Controls and Procedures

        The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the fourth quarter of 2002 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

/s/ MURRY S. GERBER Murry S. Gerber Date: September 23, 2003

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
3.01	Restated Articles of Incorporation of the Company dated May 1, 2001	Filed previously as Exhibit 3.01 to Form 10-K for the year ended December 31, 2002 filed on March 3, 2003.
3.02	Bylaws of the Company (amended through May 17, 2001)	Filed previously as Exhibit 3.02 to Form 10-K for the year ended December 31, 2002 filed on March 3, 2003
4.01(a)	Indenture dated as of April 1, 1983 between the Company and Pittsburgh National Bank relating to Debt Securities	Filed as Exhibit 4.01 (Revised)to Post-Effective Amendment No. 1 to Registration Statement (Registration No. 2-80575)
4.01(b)	Instrument appointing Bankers Trust Company as successor trustee to Pittsburgh National Bank	Filed as Exhibit 4.01 (b) to Form 10-K for the year ended December 31, 1998
4.01(c)	Resolutions adopted June 22, 1987 by the Finance Committee of the Board of Directors of the Company establishing the terms of the 75,000 units (debentures with warrants) issued July 1, 1987	Filed as Exhibit 4.01 (c) to Form 10-K for the year ended December 31, 1998
4.01(d)	Supplemental indenture dated March 15, 1991 with Bankers Trust Company eliminating limitations on liens and additional funded debt	Filed as Exhibit 4.01 (f) to Form 10-K for the year ended December 31, 1996
4.01(e)
	Resolution adopted August 19, 1991 by the Ad Hoc Finance Committee of the Board of Directors of the Company Addenda Nos. 1 through 27, establishing the terms and provisions of the Series A Medium-Term Notes	Filed as Exhibit 4.01 (g) to Form 10-K for the year ended December 31, 1996
4.01(f)
	Resolutions adopted July 6, 1992 and February 19, 1993 by the Ad Hoc Finance Committee of the Board of Directors of the Company and Addenda Nos. 1 through 8, establishing the terms and provisions of the Series B Medium-Term Notes	Refiled as Exhibit 4.01 (h) to Form 10-K for the year ended December 31, 1997
4.01(g)
	Resolution adopted July 14, 1994 by the Ad Hoc Finance Committee of the Board of Directors of the Company and Addenda Nos. 1 and 2, establishing the terms and provisions of the Series C Medium-Term Notes	Filed as Exhibit 4.01 (i) to Form 10-K for the year ended December 31, 1995

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

Exhibits	Description	Method of Filing
4.01(h)
	Resolution adopted January 18 and July 18, 1996 by the Board of Directors of the Company and Resolutions adopted July 18, 1996 by the Executive Committee of the Board of Directors of the Company, establishing the terms and provisions of the 7.75% Debentures issued July 29, 1996	Filed as Exhibit 4.01 (j) to Form 10-K for the year ended December 31, 1996
4.01(i)	Junior Subordinated Indenture Between Equitable Resources, Inc. and Bankers Trust Company	Filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1998
4.01(j)	Amended and Restated Trust Agreement Between Equitable Resources, Inc. and Bankers Trust Company	Filed as Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 1998
4.01(k)	Equitable Resources, Inc. 7.35% Junior Subordinated Deferrable Interest Debentures Certificate	Filed as Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 1998
4.01(l)	Rights Agreement dated as of April 1, 1996 between the Company and Chemical Mellon Shareholder Services, L.L.C., setting forth the terms of the Company's Preferred Stock Purchase Rights Plan	Filed as Exhibit 1 to Registration Statement on Form 8-A filed April 16, 1996
10.01
	Trust Agreement with Pittsburgh National Bank to act as Trustee for Supplemental Pension Plan, Supplemental Deferred Compensation Benefits, Retirement Program for Board of Directors and Supplemental Executive Retirement Plan	Refiled as Exhibit 10.01 to Form 10-K for the year ended December 31, 1999
*10.02	Equitable Resources, Inc. Directors' Deferred Compensation Plan (Amended and Restated Effective May 16, 2000)	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2000
*10.03	1999 Equitable Resources, Inc. Long-Term Incentive Plan (as amended May 26, 1999)	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1999
*10.04	1999 Equitable Resources, Inc. Short-Term Incentive Plan	Filed as Exhibit 10.04 to Form 10-K for the year ended December 31, 1999
*10.05	1999 Equitable Resources, Inc. Non-Employee Directors' Stock Incentive Plan (as amended May 26, 1999)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1999
*10.06	Equitable Resources, Inc. 1994 Long-Term Incentive Plan	Refiled as Exhibit 10.06 to Form 10-K for the year ended December 31, 1999
*10.07	Equitable Resources, Inc. and Subsidiaries Deferred Compensation Plan (Amended and Restated Effective May 16, 2000)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

Exhibits	Description	Method of Filing
*10.08	Equitable Resources, Inc. Breakthrough Long-Term Incentive Plan with certain executives of the Company (as amended through November 30, 1999)	Filed as Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2000
*10.09(a)	Employment Agreement dated as of May 4, 1998 with Murry S. Gerber	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1998
*10.09(b)	Amendment No. 1 to Employment Agreement with Murry S. Gerber	Filed as Exhibit 10.09(b) to Form 10-K for the year ended December 31, 1999
*10.09(c)	Amendment No. 2 to Employment Agreement with Murry S. Gerber	Filed as Exhibit 10.09(c) to Form 10-Q for the quarter ended September 30, 2002
*10.10	Change in Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and Murry S. Gerber	Filed as Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2002
*10.11	Supplemental Executive Retirement Agreement dated as of May 4, 1998 with Murry S. Gerber	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 1998
*10.12	Amended and Restated Post-Termination Confidentiality and Non-Competition Agreement dated December 1, 1999 with Murry S. Gerber	Filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999
*10.13(a)	Employment Agreement dated as of July 1, 1998 with David L. Porges	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998
*10.13(b)	Amendment No. 1 to Employment Agreement with David L. Porges	Filed as Exhibit 10.13(b) to Form 10-K for the year ended December 31, 1999
*10.13(c)	Amendment No. 2 to Employment Agreement with David L. Porges	Filed as Exhibit 10.13(c) to Form 10-Q for the quarter ended September 30, 2002
*10.14	Change in Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and David L. Porges	Filed as Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2002
*10.15	Amended and Restated Post-Termination Confidentiality and Non-Competition Agreement dated December 1, 1999 with David L. Porges	Filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999
*10.16	Change in Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and Gregory R. Spencer	Filed as Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 2002
*10.17	Noncompete Agreement dated December 1, 1999 with Gregory R. Spencer	Filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 1999

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

Exhibits	Description	Method of Filing
*10.18	Change in Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and Johanna G. O'Loughlin	Filed as Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 2002
*10.19	Noncompete Agreement dated December 1, 1999 with Johanna G. O'Loughlin	Filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1999
*10.20(a)	Agreement dated May 29, 1996 with Paul Christiano for deferred payment of 1996 director fees beginning May 29, 1996	Filed as Exhibit 10.04(a) to Form 10-K for the year ended December 31, 1996
*10.20(b)	Agreement dated November 26, 1996 with Paul Christiano for deferred payment of 1997 director fees	Filed as Exhibit 10.04(b) to Form 10-K for the year ended December 31, 1996
*10.20(c)	Agreement dated December 1, 1997 with Paul Christiano for deferred payment of 1998 director fees	Filed as Exhibit 10.04(c) to Form 10-K for the year ended December 31, 1997
*10.20(d)	Agreement dated December 15, 1998 with Paul Christiano for deferred payment of 1999 director fees	Filed as Exhibit 10.19(d) to Form 10-K for the year ended December 31, 1998
*10.20(e)	Agreement dated November 29, 1999 with Paul Christiano for deferred payment of 2000 director fees	Filed as Exhibit 10.20(e) to Form 10-K for the year ended December 31, 1999
*10.21(a)	Agreement dated May 24, 1996 with Phyllis A. Domm for deferred payment of 1996 director fees beginning May 24, 1996	Filed as Exhibit 10.14(a) to Form 10-K for the year ended December 31, 1996
*10.21(b)	Agreement dated November 27, 1996 with Phyllis A. Domm for deferred payment of 1997 director fees	Filed as Exhibit 10.14(b) to Form 10-K for the year ended December 31, 1996
*10.21(c)	Agreement dated November 30, 1997 with Phyllis A. Domm for deferred payment of 1998 director fees	Filed as Exhibit 10.14(c) to Form 10-K for the year ended December 31, 1997
*10.21(d)	Agreement dated December 5, 1998 with Phyllis A. Domm for deferred payment of 1999 director fees	Filed as Exhibit 10.20(d) to Form 10-K for the year ended December 31, 1998
*10.21(e)	Agreement dated November 30, 1999 with Phyllis A. Domm for deferred payment of 2000 director fees	Filed as Exhibit 10.21(e) to Form 10-K for the year ended December 31, 1999
*10.22(a)	Agreement dated December 31, 1987 with Malcolm M. Prine for deferred payment of 1988 director fees	Filed as Exhibit 10.21(a) to Form 10-K for the year ended December 31, 1998
*10.22(b)	Agreement dated December 30, 1988 with Malcolm M. Prine for deferred payment of 1989 director fees	Filed as Exhibit 10.21(b) to Form 10-K for the year ended December 31, 1998

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

Exhibits	Description	Method of Filing
*10.23	Release Agreement dated December 8, 1999 with John C. Gongas, Jr.	Filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1999
*10.24	Change in Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and James M. Funk	Filed as Exhibit 10.24 to Form 10-Q for the quarter ended September 30, 2002
*10.25	Noncompete Agreement dated June 12, 2000 by and between Equitable Resources, Inc. and James M. Funk	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000
*10.26	Change of Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and Philip P. Conti	Filed as Exhibit 10.26 to Form 10-Q for the quarter ended September 30, 2002
*10.27
	Purchase Agreement by and among Equitable Resources Energy Company, ET Bluegrass Company, EREC Nevada, Inc. and ERI Services. Inc. and AEP Resources, Inc. dated September 12, 1998 for the purchase of midstream assets	Filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 1998
*10.28	Indemnification Agreement effective July 19, 2000 by and between Equitable Resources, Inc. and James M. Funk	Filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 2000
*10.29	Indemnification Agreement effective August 11, 2000 by and between Equitable Resources, Inc. and Philip P. Conti	Filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 2000
*10.30	Indemnification Agreement dated January 18, 2001 by and between Equitable Resources, Inc. and Joseph E. O'Brien	Filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 2000
*10.31	Change of Control Agreement dated September 1, 2002 by and between Equitable Resources, Inc. and Joseph E. O'Brien	Filed as Exhibit 10.31 to Form 10-Q for the quarter ended September 30, 2002
*10.32	Noncompete Agreement dated January 30, 2001 by and between Equitable Resources, Inc. and Joseph E. O'Brien	Filed as Exhibit 10.32 to Form 10-K for the year ended December 31, 2000
*10.33	Equitable Resources, Inc. Directors' Deferred Compensation Plan (amended and Restated Effective December 6, 2000)	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2001
*10.34	Equitable Resources, Inc. 2001 Short-Term Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2001
*10.35	Equitable Resources, Inc. Deferred Compensation Plan (Amended and Restated March 1, 2001)	Filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2001

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

Exhibits	Description	Method of Filing
*10.36	Equitable Resources, Inc. Production Long-Term Performance Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2001
*10.37	Equitable Resources, Inc. Executive Short-Term Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2001
*10.38	1999 Equitable Resources, Inc. Long-Term Incentive Plan As Amended and Restated May 18, 2001	Filed as Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2002
*10.39	Equitable Resources, Inc. 2002 Executive Performance Incentive Program	Filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002
*10.40	Equitable Resources, Inc. 2002 Short-Term Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2002
*10.41	Form of Indemnification Agreement between Equitable Resources, Inc. and certain executive officers and outside directors	Filed previously as Exhibit 10.41 to Form 10-K for the year ended December 31, 2002 filed on March 3, 2003
21	Schedule of Subsidiaries	Filed previously as Exhibit 21 to Form 10-K for the year ended December 31, 2002 filed on March 3, 2003
23.01	Consent of Independent Auditors	Filed herewith as Exhibit 23.01
23.02	Consent of Independent Petroleum Engineers	Filed herewith as Exhibit 23.02
31.1	Certification by Murry S. Gerber pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by David L. Porges pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith as Exhibit 31.2

        The Company agrees to furnish to the Commission, upon request, copies of instruments with respect to long-term debt, which have not previously been filed.

        Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

QuickLinks

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS