Form 10-Q/A
period 2003-03-31
EQUITABLE RESOURCES INC /PA/
filed 2003-09-24
CIK 33213

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

COMMISSION FILE NUMBER 1-3551

EQUITABLE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State of incorporation or organization)	25-0464690 (IRS Employer Identification No.)

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

EXPLANATORY NOTE

        The registrant is filing this amendment in response to comments received from the Securities and Exchange Commission in connection with the filing of a Registration Statement on Form S-4 for the exchange of the registrant's privately placed 5.15% Notes due 2018. This filing amends the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, originally filed on May 8, 2003, and restates Part I, Item 4 (Controls and Procedures) thereof. The registrant has not updated the disclosure in this amendment to speak as of a later date than the date of the original filing.

Item 4.    Controls and Procedures

        The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC. (Registrant)
/s/ DAVID L. PORGES David L. Porges Executive Vice President and Chief Financial Officer

Date: September 23, 2003

INDEX TO EXHIBITS

Exhibit No.	Document Description
10.1	Equitable Resources, Inc. 2003 Executive Performance Incentive Program	File previously as Exhibit 10.1 to Form 10-Q filed May 8, 2003
10.2	Equitable Resources, Inc. 2002 Executive Performance Incentive Program (as amended and restated May 1, 2003)	File previously as Exhibit 10.2 to Form 10-Q filed May 8, 2003
31.1	Certification by Murry S. Gerber pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith
31.2	Certification by David L. Porges pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed herewith

QuickLinks

EXPLANATORY NOTE
SIGNATURE
INDEX TO EXHIBITS