Form 10-Q
period 2004-09-30
EQUITABLE RESOURCES INC /PA/
filed 2004-11-09
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common stock, no par value	61,447,967 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Index

Part I. Financial Information:

Item 1.	Financial Statements (Unaudited):

Statements of Consolidated Income for the Three and Nine Months Ended September 30, 2004 and 2003

Statements of Condensed Consolidated Cash Flows for the Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands, except per share amounts)
Operating revenues	$205,847	$185,515	$846,914	$746,333
Cost of sales	63,238	57,089	354,416	297,485
Net operating revenues	142,609	128,426	492,498	448,848

Operating expenses:
Operation and maintenance	20,985	18,848	59,954	56,304
Production	11,111	8,430	32,587	26,216
Selling, general and administrative	24,177	27,315	103,560	88,380
Depreciation, depletion and amortization	21,809	19,656	65,186	57,634
Total operating expenses	78,082	74,249	261,287	228,534

Operating income	64,527	54,177	231,211	220,314

Gain on exchange of Westport for Kerr-McGee shares	—	—	217,212	—
Charitable foundation contribution	—	—	(18,226)	(9,279)
Equity earnings (losses) from nonconsolidated investments:
Westport	—	—	—	3,614
Impairment of nonconsolidated investments	—	—	(40,251)	—
Other	232	203	1,727	2,954
	232	203	(38,524)	6,568
Other income, net	1,602	—	5,202	—
Minority interest	(105)	(277)	(834)	(1,148)
Interest charges	12,191	11,355	35,953	34,458
Income from continuing operations before income taxes and cumulative effect of accounting change	54,065	42,748	360,088	181,997
Income taxes	18,382	14,536	123,508	57,911
Income from continuing operations before cumulative effect of accounting change	35,683	28,212	236,580	124,086
Cumulative effect of accounting change, net of tax	—	—	—	(3,556)
Net income	$35,683	$28,212	$236,580	$120,530

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	61,419	62,053	61,908	62,051
Income from continuing operations before cumulative effect of accounting change	$0.58	$0.45	$3.82	$2.00
Cumulative effect of accounting change, net of tax	—	—	—	(0.06)
Net income	$0.58	$0.45	$3.82	$1.94
Diluted:
Weighted average common shares outstanding	62,830	63,336	63,278	63,364
Income from continuing operations before cumulative effect of accounting change	$0.57	$0.45	$3.74	$1.96
Cumulative effect of accounting change, net of tax	—	—	—	(0.06)
Net income	$0.57	$0.45	$3.74	$1.90
Dividends declared per common share	$0.38	$0.30	$1.06	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Cash flows from operating activities:
Income from continuing operations before cumulative effect of accounting change	$35,683	$28,212	$236,580	$124,086
Adjustments to reconcile income from continuing operations before cumulative effect of accounting change to net cash (used in) provided by operating activities:
Provision for losses on accounts receivable	772	2,128	10,552	11,007
Depreciation, depletion, and amortization	21,809	19,656	65,186	57,634
Gain on exchange of Westport for Kerr-McGee shares	—	—	(217,212)	—
Gain on sale of Kerr-McGee shares	—	—	(3,024)	—
Dividend receivable on Kerr-McGee shares	(1,602)	—	(1,602)	—
Impairment of nonconsolidated investments	—	—	40,251	—
Charitable foundation contribution	—	—	18,226	9,279
Deferred income taxes	15,895	(281)	33,030	40,028
Recognition of prepaid forward production revenue	—	(14,040)	(10,363)	(41,664)
Loss on amendment of prepaid forward contract	—	—	5,532	—
Pension contribution	—	(48,740)	—	(49,640)
Change in undistributed earnings from nonconsolidated investments	(232)	(203)	(1,727)	(6,568)
Amendment of prepaid forward contract	—	—	(36,792)	—
Increase in inventory	(77,682)	(76,510)	(49,695)	(97,836)
(Increase) decrease in accounts receivable and unbilled revenues	(22,715)	15,640	(6,061)	49,549
Changes in other assets and liabilities	(9,000)	10,083	50,490	(14,424)
Total adjustments	(72,755)	(92,267)	(103,209)	(42,635)
Net cash (used in) provided by operating activities	(37,072)	(64,055)	133,371	81,451

Cash flows from investing activities:
Capital expenditures	(54,440)	(62,223)	(134,975)	(152,858)
Purchase of minority interest in Appalachian Basin Partners, LP	—	—	—	(44,200)
Proceeds from sale of property	—	—	—	6,550
Proceeds from sale of Kerr-McGee shares	42,880	—	42,880	—
Distributions from nonconsolidated investments	273	—	1,152	—
Net cash used in investing activities	(11,287)	(62,223)	(90,943)	(190,508)

Cash flows from financing activities:
Issuance of long-term debt	—	—	—	200,000
Dividends paid	(23,518)	(18,492)	(65,889)	(41,340)
Proceeds from exercises under employee compensation plans	3,792	4,587	24,458	23,114
Purchase of treasury stock	(26,231)	(10,143)	(89,766)	(44,975)
Loans against construction contracts	8,730	13,503	30,931	23,773
Repayments and retirement of long-term debt	(135)	(9,439)	(20,895)	(24,607)
Redemption of Trust Preferred Capital Securities	—	—	—	(125,000)
Increase in short-term loans	81,000	134,600	41,399	91,800
Net cash provided by (used in) financing activities	43,638	114,616	(79,762)	102,765

Net decrease in cash and cash equivalents	(4,721)	(11,662)	(37,334)	(6,292)
Cash and cash equivalents at beginning of period	4,721	23,118	37,334	17,748
Cash and cash equivalents at end of period	$—	$11,456	$—	$11,456

Cash paid during the period for:
Interest, net of amount capitalized	$13,618	$13,045	$37,758	$35,527
Income taxes paid, net of refund	$10,596	$—	$13,990	$10,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003
	(Thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$37,334
Accounts receivable (less accumulated provision for doubtful accounts: 2004, $31,602; 2003, $18,041)	169,365	176,574
Unbilled revenues	126,658	129,758
Inventory	209,450	162,090
Derivative commodity instruments, at fair value	46,174	34,657
Prepaid expenses and other	24,758	9,648

Total current assets	576,405	550,061

Equity in nonconsolidated investments	64,825	89,175

Property, plant and equipment	2,903,052	2,791,799

Less accumulated depreciation and depletion	1,071,714	1,025,017

Net property, plant and equipment	1,831,338	1,766,782

Investments, available-for-sale	421,800	363,280

Other assets	178,390	170,594

Total	$3,072,758	$2,939,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

	September 30, 2004	December 31, 2003
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$10,569	$21,267
Short-term loans	240,999	199,600
Accounts payable	148,274	146,086
Prepaid gas forward sale	—	20,840
Derivative commodity instruments, at fair value	420,298	137,636
Current portion of project financing obligations	57,810	56,368
Other current liabilities	86,827	121,030

Total current liabilities	964,777	702,827

Long-term debt:
Debentures and medium-term notes	617,920	632,147

Deferred and other credits:
Deferred income taxes	468,298	459,877
Deferred investment tax credits	11,317	12,125
Prepaid gas forward sale	—	20,783
Project financing obligations	63,420	48,972
Other credits	117,680	97,821
Total deferred and other credits	660,715	639,578

Capitalization:
Common stockholders’ equity:
Common stock, no par value, authorized 160,000 shares; shares issued: September 30, 2004 and December 31, 2003, 74,504	348,080	348,133
Treasury stock, shares at cost: September 30, 2004, 13,072; December 31, 2003, 12,137 (net of shares and cost held in trust for deferred compensation of 635, $12,249 and 636, $12,111)	(364,919)	(295,145)
Retained earnings	1,067,778	897,087
Accumulated other comprehensive (loss) income	(221,593)	15,265

Total common stockholders’ equity	829,346	965,340

Total	$3,072,758	$2,939,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries (the Company or Equitable Resources or Equitable) as of September 30, 2004, and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2003 as well as in “Information Regarding Forward Looking Statements” on page 20 of this document.

B.                        Segment Information

The Company reports its operations in three segments, which reflect its lines of business.  The Equitable Utilities segment’s operations comprise the sale and transportation of natural gas to customers at state-regulated rates, interstate pipeline transportation and storage of natural gas subject to federal regulation, the unregulated marketing of natural gas, and limited trading activities.  The Equitable Supply segment’s activities comprise the development, production, gathering, marketing and sale of natural gas and a small amount of associated oil, and the extraction and sale of natural gas liquids.  The NORESCO segment’s activities comprise an integrated group of energy-related products and services that are designed to reduce its customers’ operating costs and improve their energy efficiency, including performance contracting, energy efficiency programs, combined heat and power and central boiler/chiller plant development, design, construction, ownership and operation.

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income, equity earnings from nonconsolidated investments, excluding Westport Resources Corporation (Westport), minority interest, and other income, net.  Interest charges and income taxes are managed on a consolidated basis.  Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from continuing operations, and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Revenues from external customers:
Equitable Utilities	$94,297	$77,043	$514,248	$428,772
Equitable Supply	98,650	83,011	290,403	244,093
NORESCO	37,366	41,379	106,992	129,477
Less: intersegment revenues (a)	(24,466)	(15,918)	(64,729)	(56,009)
Total	$205,847	$185,515	$846,914	$746,333
Total operating expenses:
Equitable Utilities	$31,317	$29,766	$102,894	$99,409
Equitable Supply	39,746	32,406	117,243	99,308
NORESCO	5,487	5,555	17,793	17,144
Unallocated expenses	1,532	6,522	23,357	12,673
Total	$78,082	$74,249	$261,287	$228,534
Operating income:
Equitable Utilities	$3,680	$5,333	$70,680	$77,088
Equitable Supply	58,904	50,605	173,160	144,785
NORESCO	3,475	4,761	10,728	11,114
Unallocated expenses	(1,532)	(6,522)	(23,357)	(12,673)
Total operating income	$64,527	$54,177	$231,211	$220,314

Reconciliation of operating income to net income:

Equity earnings (losses) from nonconsolidated investments, excluding Westport:
Equitable Supply	$185	$139	$465	$401
NORESCO (b)	10	42	(39,105)	2,431
Unallocated earnings	37	22	116	122
Total	$232	$203	$(38,524)	$2,954

Minority interest:
Equitable Supply	$—	$—	$—	$(871)
NORESCO	(105)	(277)	(834)	(277)
Total	$(105)	$(277)	$(834)	$(1,148)

Other income, net:
Equitable Supply	$—	$—	$576	$—
Unallocated (c)	1,602	—	4,626	—
Total	$1,602	$—	$5,202	$—

Gain on exchange of Westport for Kerr-McGee shares	—	—	217,212	—
Charitable foundation contribution	—	—	(18,226)	(9,279)
Westport equity earnings	—	—	—	3,614
Interest charges	12,191	11,355	35,953	34,458
Income tax expense	18,382	14,536	123,508	57,911
Income from continuing operations before cumulative effect of accounting change	35,683	28,212	236,580	124,086

Cumulative effect of accounting change, net of tax (d)	—	—	—	(3,556)

Net income	$35,683	$28,212	$236,580	$120,530

	September 30, 2004	December 31, 2003
	(Thousands)
Segment Assets:
Equitable Utilities	$1,121,458	$1,120,708
Equitable Supply	1,531,346	1,338,702
NORESCO (e)	223,372	323,569
Total operating segments	2,876,176	2,782,979
Headquarters assets, including cash and short-term investments	196,582	156,913
Total	$3,072,758	$2,939,892

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Depreciation, depletion and amortization
Equitable Utilities	$7,517	$6,784	$22,267	$20,308
Equitable Supply	13,891	12,363	41,723	35,964
NORESCO	245	396	746	1,086
Headquarters	156	113	450	276
Total	$21,809	$19,656	$65,186	$57,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Expenditures for segment assets:
Equitable Utilities	$13,857	$17,723	$43,427	$41,099
Equitable Supply (f)	40,003	44,114	90,385	154,619
NORESCO	193	108	385	254
Unallocated expenditures	387	278	778	1,086
Total	$54,440	$62,223	$134,975	$197,058

(a)          Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)         Equity losses in nonconsolidated investments for the nine months ended September 30, 2004 include a $40.2 million impairment charge related to NORESCO’s international investments.  See Note M for further discussion.

(c)          Unallocated other income, net for the nine months ended September 30, 2004 includes a gain of $3.0 million recognized in the second quarter of 2004 resulting from the sale of 800,000 Kerr-McGee shares (see Note E) and pre-tax dividend income of $1.6 million recorded in the third quarter of 2004 relating to the Company’s 7.0 million Kerr-McGee shares (see Note D).

(d)         Net income for the nine months ended September 30, 2003 has been adjusted to reflect the cumulative effect of an accounting change related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  See Note K.

(e)          The Company’s goodwill balance as of September 30, 2004 and as of December 31, 2003 totaled $51.7 million and is entirely related to the NORESCO segment.

(f)            For the nine months ended September 30, 2003, expenditures include $44.2 million for the acquisition of the remaining 31% limited partner interest in Appalachian Basin Partners, LP.  See Note H.

C.                        Contract Receivables

The Company, through its NORESCO segment, enters into construction contracts with governmental and institutional counterparties, whereby those counterparties finance the construction directly with the Company at prevailing market interest rates.  In order to accelerate cash collections and manage working capital requirements, the Company transfers these contract receivables due from customers to financial institutions.  The transfer price of the contract receivables is based on the face value of the executed contract with the financial institution.  The gain or loss on the sale of contract receivables is the difference between the existing carrying amount of the financial assets involved in the transfer and the transfer price of the contract with the financial institution.

Certain of these transfers do not immediately qualify as “sales” under Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement No. 140).  For the contract receivables that are transferred and still controlled by the Company, a liability is established to offset the cash received from the transfer.  This liability is recognized until control of the contract receivables has been surrendered in accordance with Statement No. 140, as the cash received by the Company can be called by the financial institution at any time until the Company’s ongoing involvement in the receivables concludes.  The Company de-recognizes the receivables and the related liabilities when control has been surrendered in accordance with the criteria provided in Statement No. 140.  The Company does not retain any interests in or obligations with respect to the contract receivables once the sale is complete.  As of September 30, 2004, the Company had recorded current liabilities of $57.8 million classified as current project financing obligations and long-term liabilities of $63.4 million classified as project financing obligations on the Condensed Consolidated Balance Sheets.  The current project financing obligations represent transfers of contract receivables for which control is expected to be surrendered, or cash could be called, within one year.  The related assets are classified as unbilled revenues while construction progresses, and as other assets upon completion of construction.

For the three months ended September 30, 2004, approximately $5.4 million of contract receivables met the criteria for sales treatment generating a gain of $0.1 million.  The de-recognition of the $5.4 million in receivables and the related liabilities is a non-cash transaction and is consequently not reflected in the Statements of Condensed Consolidated Cash Flows.

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

The Company’s risk management program includes the use of (i) exchange-traded natural gas futures contracts and options and over-the-counter (OTC) natural gas swap agreements and options (collectively, derivative contracts) to hedge exposures to fluctuations in natural gas prices and for trading purposes,  (ii) interest rate swap agreements to hedge exposures to fluctuations in interest rates, and (iii) variable share forward contracts to hedge cash flow exposure associated with the forecasted future disposal of Kerr-McGee Corporation (Kerr-McGee) shares through the use of collars by effectively purchasing a put option from and selling a call option to a counterparty.  At contract inception, the Company designates its derivative instruments as hedging or trading activities.

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

The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Exchange-traded instruments are generally settled with offsetting positions but may be settled by delivery or receipt of commodities.  OTC arrangements require settlement in cash.  The fair value of these derivative commodity instruments was a $45.9 million asset and a $420.4 million liability as of September 30, 2004, and a $34.5 million asset and a $137.6 million liability as of December 31, 2003.  These amounts are classified in the Condensed Consolidated Balance Sheets as derivative commodity instruments, at fair value.  The net amount of derivative commodity instruments, at fair value, changed from a net liability of $103.1 million at December 31, 2003 to a net liability of $374.5 million at September 30, 2004, primarily as a result of the increase in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges total 471.9 Bcf and 347.2 Bcf as of September 30, 2004 and December 31, 2003, respectively, and primarily relate to natural gas swaps.  The open swaps at September 30, 2004 have maturities extending through December 2011.

The Company deferred net losses of $229.6 million and $58.4 million in accumulated other comprehensive loss, net of tax, as of September 30, 2004 and December 31, 2003, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $85.4 million of unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of September 30, 2004 will be recognized in earnings during the next twelve months due to the physical settlement of hedged transactions.

For the three months ended September 30, 2004 and 2003, ineffectiveness associated with the Company’s derivative commodity instruments designated as cash flow hedges decreased earnings by approximately $0.4 million and $0.7 million, respectively.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group.  The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy.

At September 30, 2004, the absolute notional quantities of the futures and swaps held for trading purposes totaled 7.5 Bcf and 54.2 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative contracts with third parties held for trading purposes during the nine months ended September 30, 2004 (in thousands).

Fair value of contracts outstanding as of December 31, 2003	$173
Contracts realized or otherwise settled	(527)
Other changes in fair value	327
Fair value of contracts outstanding as of September 30, 2004	$(27)

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of September 30, 2004.

Net Fair Value of Third Party Contract Assets (Liabilities) at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$(84)	$36	$—	$—	$(48)
Prices provided by other external sources (2)	(19)	21	19	—	21
Net derivative (liabilities) assets	$(103)	$57	$19	$—	$(27)

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

The overall portfolio of the Company’s energy derivatives held for risk management purposes approximates the notional quantity of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods.  Furthermore, the energy derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits.  Therefore, an adverse impact to the fair value of the portfolio of energy derivatives held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying physical transactions, assuming the energy derivatives are not closed out in advance of their expected term, the energy derivatives continue to function effectively as hedges of the underlying risk, and, as applicable, anticipated transactions occur as expected.

In July of 2004, the Company entered into three 7.5 year secured variable share forward transactions.  Each transaction has a different counterparty, covers 2.0 million shares of Kerr-McGee common stock, contains a collar and permits receipt of an amount up to the net present value of the floor price prior to maturity.  Upon maturity of each transaction, the Company is obligated to deliver to the applicable counterparty, at the Company’s option, no more than 2.0 million Kerr-McGee shares or cash in an equivalent value.  The transactions hedge the Company’s cash flow exposure of the forecasted disposal of the Kerr-McGee shares by effectively purchasing a put option from and selling a call option to the counterparty (collectively, the collar).  The collars had no net cost for the Company.  The collars effectively limit the Company’s cash flow exposure upon the forecasted disposal of 6.0 million Kerr-McGee shares between a blended average floor price per share of $53.06 and a blended average cap price per share of $100.79.  Each transaction is secured by the underlying Kerr-McGee shares.  A variable portion of the dividends received on the underlying Kerr-McGee shares must be paid to each counterparty depending upon the hedged position of such counterparty.  Based on the current hedged position of the counterparties, the Company expects to pay to each counterparty approximately 60% of the next Kerr-McGee dividend.  In the third quarter of 2004, the Company recorded pre-tax dividend income, net of payments to the counterparties, of $1.6 million, which is recorded in other income, net on the Statements of Consolidated Income for the three and nine months ended September 30, 2004.  At September 30, 2004, the Company owns approximately 7.0 million Kerr-McGee shares, of which approximately 1.0 million shares remain unhedged.

The variable share forward transactions meet the requirements of Statement No. 133 Implementation Issue G20, “Assessing and Measuring the Effectiveness of an Option Used in a Cash Flow Hedge” and have been designated cash flow hedges. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collars will be recorded in other comprehensive income.  As of September 30, 2004, the price per share of the Kerr-McGee shares was between the floor price and the cap price for each of these transactions.  As such, no amounts have been recorded in the Condensed Consolidated Balance Sheets as of September 30, 2004 related to any change in the fair value of the collars.

E.                                      Investments

As of September 30, 2004, the investments classified by the Company as available-for-sale include approximately $19.5 million of debt and equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures and a $402.3 million investment in Kerr-McGee.

On April 7, 2004, Westport announced a merger with Kerr-McGee.  On June 25, 2004, Kerr-McGee and Westport completed the merger.  Under the terms of the merger agreement, the Company received 0.71 shares of Kerr-McGee for each Westport share owned, or 8.2 million shares of Kerr-McGee.  As a result of the merger, the Company recognized a gain of $217.2 million on the exchange of the Westport shares for the Kerr-McGee shares.  The Company recorded its book basis in the Kerr-McGee shares at $49.82 per share, which included a discount to the market price for trading restrictions on the securities.  The discount was recorded as a reduction to the increase in the book basis of the Kerr-McGee shares and was accreted into other comprehensive income during the third quarter of 2004.  Additionally, as part of the merger, the Company recorded $10.0 million of transaction-related expenses, including associated compensation accruals, during the second quarter of 2004 as selling, general and administrative expenses in the Statements of Consolidated Income.  During the third quarter 2004, the Company reduced the estimated transaction expenses, including related compensation accruals, recorded in the second quarter of 2004 by $3.0 million.  The transaction-related expenses are included as unallocated expenses in deriving total operating income for segment reporting purposes.  See Note B.

Subsequent to the completion of the Kerr-McGee/Westport merger, the Company sold 800,000 Kerr-McGee shares for proceeds of $42.9 million.  The sale resulted in the Company recognizing a gain of $3.0 million in the second quarter of 2004 which is included in the nine months ended September 30, 2004 as other income, net, on the Statements of Consolidated Income.  The proceeds of $42.9 million on the sale of the shares were received in the third quarter of 2004.  The Company utilizes the specific identification method to determine the cost of securities sold.

Following the Kerr-McGee/Westport merger, the Company entered into three variable share forward transactions in the third quarter 2004 related to an aggregate of 6.0 million Kerr-McGee shares.  See Note D for discussion of these transactions.

On June 30, 2004, the Company irrevocably committed to contribute 357,000 Kerr-McGee shares to the community-giving foundation it established in 2003. This resulted in the Company recording a charitable foundation contribution expense of $18.2 million during the second quarter 2004, with a corresponding one-time tax benefit of $6.8 million.  The shares were transferred to the foundation under this commitment during the third quarter of 2004.  Charitable contributions of significantly appreciated qualified shares of stock constitute a tax efficient use of the shares.  As with a similar contribution in the first quarter of 2003, the Company sought to maximize this value.

On March 31, 2003, the Company donated 905,000 Westport shares to a community giving foundation.  The foundation was established by the Company and was originally projected to facilitate the Company’s charitable giving program for approximately 10 years.  The contribution resulted in charitable contribution expense of $9.3 million with a corresponding one-time tax benefit of approximately $7.1 million.

In the third quarter of 2004, the Company recorded pre-tax dividend income of $1.6 million related to its holdings in the Kerr-McGee shares.

Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive income.  As of December 31, 2003, the Company performed an impairment analysis in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (Statement No. 115) and concluded that all declines below cost were temporary.  Factors and considerations the Company used to support this conclusion have not changed in the third quarter 2004.

F.                                      Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Net income	$35,683	$28,212	$236,580	$120,530
Other comprehensive (loss) income:
Net change in cash flow hedges:
Natural gas (Note D)	(102,216)	57,731	(171,191)	(39,107)
Interest rate	358	30	368	102
Gain on exchange of Westport stock	—	—	(143,360)	—
Unrealized gain (loss) on investments, available-for-sale (Note E):
Westport (to date of merger)	—	6,678	43,731	59,007
Kerr-McGee (from date of merger)	35,765	—	33,875	—
Other	(403)	57	(281)	1,343
Total comprehensive (loss) income	$(30,813)	$92,708	$(278)	$141,875

The components of accumulated other comprehensive (loss) income are as follows, net of tax:

	September 30, 2004	December 31, 2003
	(Thousands)
Net unrealized loss from hedging transactions	$(230,479)	$(59,656)
Unrealized gain on available-for-sale securities	34,418	100,453
Minimum pension liability adjustment	(25,532)	(25,532)
Accumulated other comprehensive (loss) income	$(221,593)	$15,265

G.                                    Stock-Based Compensation

Restricted stock grants in the aggregate amount of 139,050 shares were awarded to various employees during the first nine months of 2004.  The related expense recognized during the three and nine-month periods ended September 30, 2004 was $0.5 million and $1.4 million, respectively and is classified as selling, general and administrative expense.

No new stock options were awarded during the three and nine-month periods ended September 30, 2004.  The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation and has historically not recognized any compensation cost for its stock option awards.

The Company has two Executive Performance Incentive Programs (the “Plans”) in place that have been established to provide additional incentive benefits to retain senior executive employees of the Company and to further align the interests of the persons primarily responsible for the success of the Company with the interests of the shareholders.  The vesting of these units occurs contingent upon the level of total shareholder return relative to thirty peer companies.  The Company anticipates, based on current estimates, that a certain level of performance will be met.  The Company continually monitors its stock price and relative return in order to assess the impact on the ultimate payouts under the plan.  As a result of the Company’s share appreciation during 2004, the Company recognized an increase in the long-term incentive plan expense of $6.6 million associated with the Plans.  This includes an increase of $0.5 million recognized during the third quarter 2004, as a result of the Company’s continued re-evaluation of its share price payout assumptions.  The Company’s share price assumption used to determine the accrual is $54.50 per share at the end of 2004 and $56.00 per share at the end of 2005.   These long-term incentive plan expenses are included in selling, general and administrative expenses in the Statements of Consolidated Income for the nine-month period ended September 30, 2004.  Additionally, the long-term incentive plan expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement No. 123), to its employee stock-based awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Net income, as reported	$35,683	$28,212	$236,580	$120,530
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,098	3,807	10,973	10,701
Deduct: Total stock-based employee compensation expense determined by the fair value method for all awards, net of related tax effects	(2,923)	(5,493)	(13,891)	(15,732)
Pro forma net income	$34,858	$26,526	$233,662	$115,499
Earnings per share:
Basic, as reported	$0.58	$0.45	$3.82	$1.94
Basic, pro forma	$0.57	$0.43	$3.77	$1.86

Diluted, as reported	$0.57	$0.45	$3.74	$1.90
Diluted, pro forma	$0.55	$0.42	$3.69	$1.82

H.                                    Appalachian Basin Partners, LP

In February 2003, the Company purchased the remaining 31% limited partnership interest in Appalachian Basin Partners, LP (ABP) from the minority interest holders for $44.2 million.  In February 2003, the 31% limited partnership interest represented approximately 60.2 Bcf of reserves.  The ABP partnership was formed in November 1995 when the Company monetized Appalachian gas properties qualifying for the nonconventional fuels tax credit.  The Company retained a partnership interest in the properties that increased substantially based on the attainment of a performance target, which was met near the end of 2001.  The Company consequently consolidated the partnership starting in 2002, and the remaining portion not owned by the Company was recorded as minority interest.  As a result of the acquisition of the 31% interest, effective February 1, 2003, the Company no longer recognized minority interest expense associated with ABP, which totaled $0.9 million for the nine months ended September 30, 2003.

I.                                         Income Taxes

The Company estimates an annual effective income tax rate, based on projected results for the year, and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information, which affects the estimated annual effective income tax rate, are reflected as adjustments in the current period.  Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations, extraordinary items and cumulative effects of accounting changes.  The Company currently estimates the annual effective income tax rate from continuing operations to be 34.3%.

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

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Components of net periodic benefit cost
Service cost	$398	$671	$120	$79
Interest cost	1,743	1,888	818	866
Expected return on plan assets	(2,457)	(2,165)	—	—
Amortization of prior service cost	235	321	(11)	(10)
Recognized net actuarial loss	186	6	500	457
Settlement loss	983	551	—	—
Net periodic benefit cost	$1,088	$1,272	$1,427	$1,392

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2004	2003	2004	2003
	(Thousands)
Components of net periodic benefit cost
Service cost	$1,193	$2,013	$362	$235
Interest cost	5,228	5,665	2,455	2,600
Expected return on plan assets	(7,371)	(6,495)	—	—
Amortization of prior service cost	705	965	(32)	(32)
Recognized net actuarial loss	559	16	1,500	1,371
Settlement loss	1,949	1,655	—	—
Net periodic benefit cost	$2,263	$3,819	$4,285	$4,174

Consistent with the disclosure made in its Form 10-K for the fiscal year ended December 31, 2003, the Company does not expect to make a contribution to its defined benefit plan in 2004.

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

Due to various uncertainties related to the Act and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition with respect to the effects of the Act until further guidance is issued.  When issued, that final guidance may require the Company to change previously reported information.  In accordance with FSP FAS 106-2, measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy as the Company is unable to conclude whether the benefits provided by its medical plans are actuarially equivalent to Medicare Part D under the Act, as the guidance pertaining to determining actuarial equivalency has yet to be issued.

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

The Company also has a non-equity interest in a variable interest entity, Appalachian NPI, LLC (ANPI), in which Equitable was not deemed to be the primary beneficiary.  As of September 30, 2004, ANPI had $260.4 million of total assets and $293.6 million of total liabilities (including $182.0 million of long-term debt, including current maturities), excluding minority interest.  The Company’s maximum exposure to a loss as a result of its involvement with ANPI is estimated to be $29 million.

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

Stock Compensation

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.”  The proposed change in accounting would replace existing requirements under SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004.  The standard would be applicable for interim or annual periods beginning after June 15, 2005.  The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final rules are issued.

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

M.                                  International Investments

Certain NORESCO projects are held through equity in nonconsolidated entities that operate private power generation facilities located in selected foreign countries.  During the second quarter of 2004, several negative circumstances caused the Company to evaluate its international investments for additional impairments and to accelerate its plans to exit the international generation business.

Changes in pricing in the electricity power market in Panama during the second quarter of 2004 negatively impacted the outlook for operations of IGC/ERI Pan Am Thermal Generating Limited (Pan Am), a Panamanian electric generation project.  As a result of these market events, the Company performed an impairment analysis of its equity interest in this project.  This involved preparing a probability-weighted cash flow analysis using the undiscounted future cash flows and comparing this amount to the book value of the equity investment.  The probability-weighted cash flows resulted in a lower fair value than the carrying value, and an impairment was deemed necessary.  An impairment of $22.1 million was recorded in the second quarter of 2004 and represents the full value of NORESCO’s equity investment in the project.

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

Additional impairment-related charges of $15.3 million were also recorded in the second quarter of 2004 for total impairment charges of $40.2 million for the second quarter.  The additional charges include various costs and obligations related to exiting NORESCO’s investments in international power plant projects.  Included in these charges was a liability for loan guarantees in the amount of $5.8 million in support of the 50% owned non-recourse financed Pan Am energy project.  These loan guarantees were issued prior to the effective date of FASB Interpretation No. 45, “Guarantor’s

Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” and were not modified subsequent to issuance. As such, previous recognition of these guarantees was not required.  The entire impairment charge has been included as impairment of nonconsolidated investments on the Statements of Consolidated Income for the nine months ended September 30, 2004.  The Company is actively evaluating alternatives for the sale and disposal of its international assets.

After an extended period of troubled operations, ERI JAM, LLC, a subsidiary that holds the Company’s interest in EAL/ERI Cogeneration Partners LP, an international infrastructure project, filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court (Delaware) in April 2003.  In the third quarter 2003, ERI JAM, LLC transferred control of the international infrastructure project under the partnership agreement to the other general partner.  The international infrastructure project was deconsolidated in accordance with FIN No. 46.  In September 2003, project-level counterparties, Jamaica Broilers Group Limited (JBG) and Energy Associated Limited (EAL), filed a claim against ERI JAM LLC as Debtor-in-Possession in the Chapter 11 case.  EAL is a limited partner in EAL/ERI Cogeneration Partners LP.  In October 2003, JBG and EAL also filed a multi-count complaint against Equitable and certain of its affiliates in U.S. District Court (Western District of PA) alleging breach of contract, tortious interference with contractual relations, negligence and a variety of related matters with respect to the operation and management of EAL/ERI Cogeneration Partners, LP.  Equitable and its affiliates believe that they have meritorious defenses to all claims asserted in the litigation by JBG and EAL and are vigorously defending this litigation, which is in discovery.  In parallel with the litigation, the parties are engaged in settlement discussions.

N.                                    Prepaid Forward Contract

In 2000, the Company entered into two prepaid natural gas sales contracts pursuant to which the Company was required to sell and deliver 52.7 Bcf of natural gas during the term of the contracts.  The first contract was for five years with net proceeds of  $104.0 million.  The second contract was for three years with net proceeds of $104.8 million and was completed at the end of 2003.  These contracts were recorded as prepaid forward sales, and the related income is recognized as deliveries occur.

In June 2004, the Company continued to evaluate its capital structure as a result of the anticipated increase in liquidity expected as a result of the Westport/Kerr-McGee merger. Based on this evaluation, the Company amended the remaining prepaid natural gas contract, which has been viewed as debt by the rating agencies. The amendment required the Company to repay the net present value of the portion of the prepayment related to the undelivered quantities of natural gas in the original contract.  The Company’s obligation to deliver a fixed quantity of gas at a fixed price has not changed but the amendment has the effect of increasing the realized sales price for the delivery of gas for the remaining term of the contract.  As such, the Company repaid the counterparty $36.8 million, removed the prepaid forward sale from the balance sheet and recorded a loss in the second quarter of $5.5 million in other income in the Statements of Consolidated Income reflecting the difference between the net present value of the underlying quantities and the remaining unamortized balance recorded as deferred revenue.  Prospectively, through the term of the remaining contract (December 2005), the Company will deliver the required quantity of gas at an effective price of $4.79 per Mcf rather than $3.99 per Mcf as originally stated in the contract.  Income will continue to be recognized upon delivery of the gas.

O.                                   Insurance Settlement

On April 14, 2004, the Company settled a disputed property insurance coverage claim involving Kentucky West Virginia Gas Company, LLC, which is a part of the Supply segment.  As a result of the settlement, the Company recognized income of approximately $6.1 million in the second quarter of 2004.  The insurance proceeds are included in other income, net, in the Statements of Consolidated Income for the nine months ended September 30, 2004.

P.                                     Renegotiation of Processing Agreement

On September 24, 2004, the Company renegotiated a processing agreement with one of its customers whereby the liquid processing agreement between the two parties was changed from a make-whole arrangement to a processing fee arrangement. As a result of this change, the Company recognized a net gain of $2.7 million, which is included in net operating revenues in the Statements of Consolidated Income for the third quarter 2004.

Q.                                   Reclassification

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

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and can usually be identified by the use of words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, such statements specifically include the expected amount, timing, and the source of payment for the Company’s plugging and abandonment obligations; the description of the Company’s hedging strategy and the effectiveness of that strategy, including the impact on earnings of a change in NYMEX; the adequacy of the Company’s borrowing capacity to meet the Company’s liquidity requirements; the amount of unrealized losses on the Company’s derivative commodity instruments that will be recognized in earnings; the amount and timing of the expected increase in depletion rates; the expected impact of new accounting pronouncements; the resolution of issues surrounding implementation of the Company’s new customer information and billing system and the amount of the related costs; the ability of the Company to divest its international projects on an accelerated schedule; the adequacy of legal reserves and therefore the belief that the ultimate outcome of any matter currently pending will not materially affect the financial position of the Company; the amount and timing of Company’s pension plan funding obligations; the amount of or increase in future dividends; the ultimate outcome of rate cases, regulatory reviews and other regulatory action, including the amounts that the Company expects to recover or incur as a consequence of such events; the amount of the dividend pass-through for the Company’s hedges of its investment in Kerr-McGee Corporation; the cost to implement the Environmental Protection Agency rules regarding Spill Prevention, Control and Countermeasures; the Company’s ultimate funding obligation with respect to its two Executive Performance Incentive Programs; the timing and amount of expenses to be incurred as a consequence of the Company’s relocation to new office space and of the increased efficiencies resulting from the relocation; the Company’s estimated annual effective income tax rate for 2004; the expectation that the passage of the Medicare Prescription, Drug, Improvement and Modernization Act of 2003 will reduce certain of the Company’s medical costs; the improvements which may result from strategic and operational changes in the Supply segment and other forward-looking statements relating to financial results, cost savings and operational matters.

A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, the following: weather conditions, commodity prices for natural gas and crude oil and associated hedging activities including changes in the hedge portfolio, availability and cost of financing, changes in interest rates, the needs of the Company with respect to liquidity, implementation and execution of operational enhancement and cost restructuring initiatives, curtailments or disruptions in production, the substance, timing and availability of regulatory and legislative action, timing and extent of the Company’s success in acquiring utility companies and natural gas and crude oil properties, the ability of the Company to discover, develop and produce reserves, the ability of the Company to acquire and apply technology to its operations, the impact of competitive factors on profit margins in various markets in which the Company competes, the ability of the Company to negotiate satisfactory collective bargaining agreements with its union employees, changes in accounting rules or their interpretation, the ability to satisfy project finance lenders and other factors discussed in other reports (including Form 10-K) filed by the Company from time to time.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

In this report, Equitable (which includes Equitable Resources, Inc. and unless the context otherwise requires, all of our subsidiaries) is at times referred to as “the Company.”

Equitable Resources’ consolidated income from continuing operations for the quarter ended September 30, 2004 totaled $35.7 million, or $0.57 per diluted share, compared to $28.2 million, or $0.45 per diluted share, reported for the same period a year ago.  The increase was primarily a result of higher realized selling prices, an increase in sales volumes from production, a reduction of the previously recorded estimated Westport/Kerr-McGee transaction-related expenses, dividends earned on the shares of the Company’s investment in Kerr-McGee, and higher costs in the third quarter of 2003 for the Executive Performance Incentive Programs.

The effective tax rate for both the quarter ended September 30, 2004 and September 30, 2003 was 34.0%.

Equitable Resources’ consolidated income from continuing operations before cumulative effect of accounting change for the nine months ended September 30, 2004 totaled $236.6 million, or $3.74 per diluted share, compared to $124.1 million, or $1.96 per diluted share, reported for the same period a year ago.  Operating income increased to $231.2 million at September 30, 2004 from $220.3 million at September 30, 2003.  The increase in operating income was primarily a result of higher realized selling prices and an increase in sales volumes from production partially offset by Westport/Kerr-McGee transaction-related expenses and warmer weather during the nine months of 2004 as compared to the nine months of 2003.  The nine months 2004 earnings from continuing operations increased from 2003 due to the increase in operating income as well as the gain recorded as a result of the Westport/Kerr-McGee merger, the gain recorded on the subsequent sale of 800,000 Kerr-McGee shares and proceeds received from an insurance settlement.  Offsetting these gains were impairment charges related to the Company’s international investments, the charitable foundation contribution expense, and an amendment of the Company’s prepaid forward contract.

The effective tax rate for the nine months ended September 30, 2004 was 34.3% compared to 31.8% reported for the same period a year ago.  The increase in the Company’s effective tax rate is primarily the result of nonconventional fuel tax credits from prior years being recorded in 2003 and the one-time permanent tax benefit realized from the 2003 gift of qualified appreciated stock to the community giving foundation created by the Company; the 2004 gift of qualified appreciated stock did not generate a significant permanent book/tax difference as the investment was accounted for as available-for-sale in 2004.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

Equitable Utilities’ operations comprise the sale and transportation of natural gas to customers at state-regulated rates, interstate pipeline transportation and storage of natural gas subject to federal regulation, the unregulated marketing of natural gas, and limited trading activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

OPERATIONAL DATA

Capital expenditures (thousands)	$13,857	$17,723	$43,427	$41,099

Total operating expenses as a % of net operating revenues	89.48%	84.81%	59.28%	56.32%

FINANCIAL RESULTS (Thousands)

Utility revenues (regulated)	$37,632	$36,504	$302,265	$283,314
Marketing revenues	56,665	40,539	211,983	145,458
Total operating revenues	94,297	77,043	514,248	428,772

Utility purchased gas costs (regulated)	7,059	6,301	147,694	126,293
Marketing purchased gas costs	52,241	35,643	192,980	125,982
Net operating revenues	34,997	35,099	173,574	176,497

Operating expenses:
Operating and maintenance expense	12,959	12,548	37,365	38,373
Selling, general and administrative expense	10,841	10,434	43,262	40,728
Depreciation, depletion and amortization	7,517	6,784	22,267	20,308
Total operating expenses	31,317	29,766	102,894	99,409

Operating income	$3,680	$5,333	$70,680	$77,088

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Net operating revenues for the three months ended September 30, 2004 of $35.0 million remained relatively unchanged from the net operating revenues of $35.1 million for the same quarter in 2003.  Total operating expenses increased by $1.5 million from $29.8 million to $31.3 million and were primarily incurred at the Distribution operations.  These increases are due to $0.9 million of higher insurance and legal costs combined with $0.5 million due to flooding in the region which resulted in increased overtime and contractor costs and $0.4 million of operating costs related to the implementation of the Distribution operation’s customer information system discussed below.  These increases were partially offset by ongoing cost reduction initiatives.

Capital expenditures for the three months ended September 30, 2004 decreased $3.8 million to $13.9 million due to $1.6 million of decreased mainline replacement costs combined with $3.3 million of reduced spending on technological enhancement projects.  These decreases were offset by a $0.7 million increase in new business infrastructure and $0.4 million of other infrastructure improvements.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Net operating revenues decreased by $2.9 million in 2004 compared to the nine months ended September 30, 2003.  The decrease in net operating revenues is a result of 6% warmer weather in 2004 as compared to the same period in 2003.  Total operating expenses increased $3.5 million from $99.4 million to $102.9 million due to $3.0 million of higher insurance and legal costs combined with increased operating costs of $1.3 million related to the implementation of the Distribution operation’s customer information system.  These increases were partially offset by ongoing cost reduction initiatives.

Capital expenditures for the nine months ended September 30, 2004 increased $2.3 million to $43.4 million due to increased mainline replacement costs of $4.7 million combined with infrastructure improvement projects of $6.1 million.  This increase was partially offset by $8.5 million of reduced spending on technological enhancement projects.

Distribution Operations

Rates and Regulatory Matters

Equitable Utilities’ distribution operations are carried out by Equitable Gas Company (Equitable Gas), a division of the Company.  The service territory for Equitable Gas includes southwestern Pennsylvania, municipalities in northern West Virginia and field line sales (also referred to as “farm tap” service as the customer is served directly from a well or gathering pipeline) in eastern Kentucky.  The distribution operations provide natural gas services to approximately 271,600 customers, comprising 252,800 residential customers and 18,800 commercial and industrial customers.  Equitable Gas is subject to rate regulation by state regulatory commissions in Pennsylvania, West Virginia and Kentucky.

A Pennsylvania Public Utility Commission (PA PUC) mandated asset service life study was filed with the PA PUC by Equitable Gas in May 2004.  This study will change the estimated useful lives for Equitable Gas’ main lines and service lines as a result of installing plastic pipe.  The PA PUC statutory review period expired in October 2004 with no communication from the PA PUC modifying Equitable Gas’ asset service life study.  If the study is approved, useful lives will be retroactively applied to January 1, 2004, thus resulting in an expected decrease in depreciation expense of approximately $3.2 million in 2004.  Equitable Gas would record this depreciation expense adjustment in the fourth quarter of 2004.

Pennsylvania law requires that local distribution companies develop and implement programs to assist low-income customers with paying their gas bills.  Ostensibly, the costs of these programs are recovered through rates charged to other residential customers.  Equitable Gas has several such programs.  In August 2003, Equitable Gas submitted revisions to those programs for PA PUC approval.  The revisions were designed to make participation in the low-income programs more accessible and to improve participants’ ability to pay their bills.  In October 2003, the PA PUC approved Equitable Gas’ revised programs and instructed the various stakeholders to ascertain if additional funding was necessary to implement the revised programs.  Initially the stakeholders argued that the full cost of the programs was already being collected by Equitable Gas in its base rates and through various surcharges.  Ultimately, consensus was reached to allow the Company to collect an additional $.30 per Mcf to fund the programs.  Based on recent billing volumes this would equate to approximately $7.0 million in additional annual revenue.  By PA PUC Order of April 1, 2004, the funding mechanism was approved for all residential consumption beginning April 2, 2004, and will remain in place until Equitable Gas seeks authority to change the funding mechanism.  This funding mechanism has not had and is not expected to have a significant impact on 2004 results given that it was approved at the end of the highest volume quarter and during the remainder of 2004 the Company has increased spending and focused its collection efforts internally on improving analytical resources and reducing outstanding balances.   In 2005 and thereafter, it is expected that this mechanism will become a key component in the Company’s efforts to reduce bad debt expense.

Equitable Gas continues to work with state regulators to shift the manner in which costs are recovered from traditional cost of service rate making to performance-based rate making.  In 2001, Equitable Gas received approval from the PA PUC to implement a performance-based incentive that provides to customers a purchased gas cost credit which is fixed in amount, while enabling Equitable Gas to retain all revenues in excess of the credit through more effective management of upstream interstate pipeline capacity.  During the third quarter 2002, the PA PUC approved a one-year extension of this program through September 2004.  In that same order, the PA PUC approved a second performance-based initiative related to balancing services.  This initiative runs through 2005.  During the second quarter of 2003, Equitable Gas reached a settlement with all parties to extend its performance-based purchased gas cost credit incentive through September 2005.  The settlement also included a new performance-based incentive, which allows Equitable Gas to retain 25% of any revenue generated from a new service designed to increase the recovery of capacity costs from transportation customers.  A PA PUC Order approving the settlement was issued in September 2003.

Equitable Gas submits quarterly purchased gas cost filings with the PA PUC that are subject to quarterly reviews and annual audits by the PA PUC.  The PA PUC has provided its final prudency review through 2003 in which no material issues have been noted.  The PA PUC Bureau of Audits concluded an annual purchased gas-cost audit for the 2000-2001 purchased gas period in the fourth quarter of 2003.  No adverse audit findings were raised in the final audit report. The PA PUC subsequently approved the Bureau of Audits final report for the 2000-2001 period.  The PA PUC Bureau of Audits commenced a purchased gas cost audit for the 2002-2003 period in the third quarter of 2004. The audit is expected to conclude by the end of the fourth quarter.

Other

In the first quarter of 2004, Equitable Gas implemented a new customer information and billing system for which it incurred $13.7 million of capital expenditures from project inception through September 30, 2004.  The system is being depreciated over a fifteen-year period.  The new system is expected to help the Company better segment customer information, thereby making it easier for the Company to identify customers eligible for the operating energy assistance programs and customers for which additional collection efforts are necessary.  In 2004, the Company has incurred operating costs related to the customer information and billing system of $1.3 million through September 30, 2004 and expects to incur additional costs.

As a result of the flooding which occurred in September 2004 due to Hurricane Ivan, the Company incurred $0.5 million of expense for the three and nine months ended September 30, 2004 primarily related to increased overtime and contractor costs.  The Company expects to incur additional costs related to the flood damage primarily related to replacing a small amount of plant as well as additional operating and maintenance costs.

Equitable Gas’ collective bargaining agreement with United Steelworkers of America, Local Union 12050 representing 196 employees expired on April 15, 2003.  The union has continued to work under the terms and conditions of the expired contract while negotiating a new contract.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATIONAL DATA

Heating degree days (30 year normal average = Qtr – 124, YTD – 3,759) (a)	88	91	3,533	3,760

O&M per customer (b)	$63.27	$59.19	$224.33	$217.19

Volumes (MMcf)
Residential sales and transportation	1,496	1,542	18,292	19,174
Commercial and industrial	4,375	3,996	22,130	20,551
Total throughput	5,871	5,538	40,422	39,725

FINANCIAL RESULTS (Thousands)

Net operating revenues:
Residential net operating revenues	$12,459	$13,001	$75,829	$79,465
Commercial and industrial net operating revenues	5,730	5,363	35,946	36,191
Other net operating revenues	1,272	1,103	4,557	3,580
Total net operating revenues	19,461	19,467	116,332	119,236

Operating expenses (total operating expenses excluding depreciation)	17,784	16,582	62,829	60,542
Depreciation, depletion and amortization	5,454	4,985	16,187	14,860

Operating income	$(3,777)	$(2,100)	$37,316	$43,834

(a)       A heating degree day is computed by taking the average temperature on a given day in the operating region and subtracting it from 65 degrees Fahrenheit.  Each degree day by which the average daily temperature falls below 65 degrees represents one heating degree day.

(b)      O&M is defined for this calculation as the sum of operating expenses (total operating expenses excluding depreciation) less other taxes.  Other taxes for both the three months ended September 30, 2004 and 2003 totaled $0.6 million.  Other taxes for both the nine months ended September 30, 2004 and 2003 totaled $1.9 million.  As of September 30, 2004 and 2003, Equitable Gas had approximately 271,600 customers and 270,000 customers, respectively.

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Net operating revenues for the three months ended September 30, 2004 of $19.5 million remained relatively unchanged from the net operating revenues for the same quarter in 2003.  Residential net operating revenues decreased by $0.5 million primarily due to a favorable 2003 adjustment as a result of a routine PA PUC audit of Equitable’s gas cost.  Commercial and industrial and other net operating revenues increased $0.5 million in the third quarter 2004 primarily as a result of improvements made to, and further utilization of, existing Distribution gathering facilities.

Total operating expenses of $23.2 million for the three months ended September 30, 2004 increased $1.6 million from $21.6 million for the same period in 2003.  The increase in operating expenses is due to $0.9 million in higher insurance and legal costs combined with increased operating costs of $0.5 million related to flooding in the region which resulted in increased overtime and contractor costs and $0.4 million of operating costs related to the implementation of the customer information system.  Additionally, depreciation, depletion and amortization (DD&A) expenses have increased $0.5 million, of which approximately $0.2 million is related to the implementation of the customer information system.  These increases were partially offset by on-going cost reduction initiatives.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Weather in the distribution service territory for the nine months ended September 30, 2004, was 6% warmer than both the thirty-year normal average and the prior year period.  Residential volumes decreased 5% from prior year, while commercial and industrial volumes increased 8% compared to 2003.  The majority of the increase in commercial and industrial volumes relates to low margin, high volume customers.

Net operating revenues for the nine months ended September 30, 2004, decreased to $116.3 million from $119.2 million, or 2% from the same period last year.  The majority of the decrease is attributable to warmer weather in 2004 versus 2003 and a favorable 2003 adjustment as a result of the PA PUC audit of Equitable’s gas cost.  This decrease was partially offset by $1.2 million of gathering revenue related to assets transferred from the Pipeline operations during first quarter 2004.  Additionally, operating revenues increased $0.5 million in the third quarter 2004 as a result of improvements made to, and further utilization of, existing Distribution gathering facilities.

Total operating expenses of $79.0 million for the nine months ended September 30, 2004 increased $3.6 million from $75.4 million for the same period in 2003.  The increase in operating expenses was due to $3.0 million of higher insurance and legal costs combined with increased operating costs of $1.3 million related to the implementation of the Distribution operation’s customer information system.  Additionally, DD&A expenses have increased $1.3 million, of which approximately $0.4 million is related to the implementation of the customer information system.  Bad debt expense for the nine months ended September 30, 2004 remained relatively unchanged from the same period in 2003, as in 2004, increased bad debt expense of $7.7 million was offset by a reduction of a regulatory asset reserve for $7.3 million.  These increases were partially offset by on-going cost reduction initiatives.

Pipeline Operations

Interstate Pipeline

The interstate pipeline operations of Equitrans, L.P. (Equitrans) are subject to rate regulation by the Federal Energy Regulatory Commission (FERC).  In 1997, Equitrans filed a general rate change application (rate case).  The rate case was resolved through a FERC approved settlement among all parties.  The settlement provided, with certain limited exceptions, that Equitrans not file a general rate increase with an effective date before August 1, 2001, and must file a general rate case application to take effect no later than August 1, 2003.  In the second quarter 2002, Equitrans filed with the FERC to merge its assets and operations with the assets and operations of Carnegie Pipeline.  In April 2003, Equitrans filed a proposed settlement with the FERC related to the application to merge its assets with the assets of the former Carnegie Interstate Pipeline Company (Carnegie Pipeline) operations.  The settlement also provided for a deferral to April 2005 of the August 1, 2003 rate case filing requirement.  This proposed settlement was broadly supported by most parties.  On July 1, 2003, Equitrans received an order from the FERC approving the merger of

Equitrans and Carnegie Pipeline but denying the request for deferral of the requirement to file a rate case by August 1, 2003.  In response to the July 1, 2003 order, Equitrans filed for and received an extension of time for its rate case filing deadline from August 1, 2003 until December 1, 2003.  Also in response to the July 1, 2003 order, on January 1, 2004, the merger of Equitrans and Carnegie Pipeline was effectuated with Equitrans surviving the merger.

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

In the interest of avoiding unnecessary delay, Equitrans re-filed its rate case application on March 1, 2004, complete with cost and revenue data for the former Carnegie Pipeline operations.  Consistent with the Company’s original December 1, 2003 filing, Equitrans’ rate case application addresses several issues including establishing an appropriate return on the Company’s capital investments, the Company’s pension funding levels and accruing for post-retirement benefits other than pensions.  The Company’s filed request for rate relief is for an annual amount of approximately $17.2 million.  On March 31, 2004, in accordance with the Natural Gas Act, the FERC issued an order accepting Equitrans’ rate application, suspending its tariff sheets until September 1, 2004, and establishing certain procedural parameters for the case.  Equitrans moved its proposed rates into effect, subject to refund, effective September 1, 2004.  The increased rates are subject to refund and, consistent with the Company’s conservative practice, Equitrans has set up a prudent reserve, which will require adjustment upon ultimate resolution of the rate case.  Equitrans will continue to explore and evaluate settlement options throughout the pendency of the proceeding.

Other

Equitrans’ collective bargaining agreement with Paper, Allied-Industrial, Chemical and Energy Workers Industrial Union Local 5-0843 representing 26 employees expired April 19, 2004.  The union has continued to work under the terms and conditions of the expired contract while negotiating a new contract.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATIONAL DATA

Transportation throughput (BBtu)	15,750	17,846	54,384	54,661

FINANCIAL RESULTS (Thousands)

Net operating revenues	$11,112	$10,737	$38,239	$37,786
Operating expenses (Total operating expenses excluding depreciation)	5,590	5,653	16,470	17,081
Depreciation, depletion and amortization	2,020	1,729	5,952	5,228
Operating income	$3,502	$3,355	$15,817	$15,477

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Total transportation throughput decreased 2,096 BBtu, or 12%, from the prior year quarter due to decreased throughput from firm transportation contracts in the Distribution operations offset by increased firm transportation volumes related to a single third party customer.  Because the margin from these firm transportation contracts is generally derived from fixed monthly fees, regardless of the volumes transported, the decreased throughput did not negatively impact net operating revenues.

Net operating revenues for the three months ended September 30, 2004 and 2003 increased to $11.1 million, from $10.7 million or 4% for the same period in 2003.  Gathering revenues increased $0.5 million due to increased volumes combined with a rate increase in 2004 compared to 2003.

Operating expenses increased from $7.4 million in 2003 to $7.6 million in 2004 as a result of increased DD&A partially offset by on-going cost reduction initiatives.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Total transportation throughput decreased slightly from the prior year due to decreased throughput during the first quarter 2004 as a result of warmer weather.  This decrease in volumes was partially offset due to increased firm transportation to a single third party customer.  Because the margin from these firm transportation contracts is generally derived from fixed monthly fees, regardless of the volumes transported, the increased throughput did not negatively impact net operating revenues.

Net operating revenues for the nine months ended September 30, 2004, were $38.2 million compared to $37.8 million for the same period in 2003.   Gathering revenues increased $0.8 million due to increased volumes combined with a rate increase in 2004 compared to 2003. This increase was offset by a $0.3 million decrease related to the transfer of gathering assets to the Distribution operations in the first quarter 2004.  The increase was also offset by lost storage revenue opportunities resulting from higher gas prices.

Operating expenses increased by $0.1 million to $22.4 million. The increase in operating costs is primarily a result of increased DD&A offset by on-going cost reduction initiatives.

Energy Marketing

Equitable Utilities’ unregulated marketing operations, Equitable Energy, LLC (Equitable Energy), provides commodity procurement and delivery, risk management and customer services to energy consumers including large industrial, utility, commercial and institutional end-users.  Equitable Energy’s primary focus is to provide products and services in those areas where the Company has a strategic marketing advantage, usually due to geographic coverage and ownership of physical or contractual assets.

The Company also engages in limited trading activity, with the objective of limiting exposure to shifts in market prices.  Equitable Energy uses prudent asset management to optimize the Company’s assets through trading activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

OPERATIONAL DATA

Total throughput (BBtu)	7,565	6,712	37,902	26,768

FINANCIAL RESULTS (Thousands)

Net operating revenues	$4,424	$4,895	$19,003	$19,475
Operating expenses (Total operating expenses excluding depreciation)	426	747	1,328	1,478
Depreciation, depletion and amortization	43	70	128	220
Operating income	$3,955	$4,078	$17,547	$17,777

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Net operating revenues for the current quarter decreased approximately $0.5 million from third quarter of 2003.  This decline is due primarily to lower storage revenues.  The increase in volumes during the same time period is mainly the result of an increase in low margin higher commercial and industrial volumes.

Operating expenses, excluding DD&A, decreased $0.3 million from the prior year quarter.  This decrease is primarily a result of reduced marketing activities related to its home gas products and service marketing activity.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Net operating revenues decreased $0.5 million, or 3%, from $19.5 million for the nine months ending September 30, 2003 to $19.0 million in the current year.  This decrease is mainly the result of lower storage revenues.  The increase in volumes over the prior year is primarily attributable to higher volumes for resale off the Equitable Utilities’ systems, in addition to increased commercial and industrial volumes over the prior year.

Operating expenses, excluding DD&A, for the nine months ended September 30, 2004 decreased approximately $0.2 million from the same period in the prior year.  This decrease is the result of reduced marketing activities related to its home gas products and service marketing activity, offset by increased legal costs and higher bad debt expense.

EQUITABLE SUPPLY

Equitable Supply consists of two activities, production and gathering, with operations in the Appalachian Basin region of the United States.  Equitable Production develops, produces and sells natural gas (and minor amounts of associated crude oil and its associated by-products).  Equitable Gathering engages in natural gas gathering and the processing of natural gas liquids.

Purchase and Sale of Gas Properties

In February 2003, the Company purchased the remaining 31% limited partnership interest in Appalachian Basin Partners, LP (ABP) from the minority interest holders for $44.2 million.  This amount was included in the total capital spending of the first quarter of 2003.  Effective February 1, 2003, the Company no longer recognized minority interest expense associated with ABP, which totaled $0.9 million for the nine months ended September 30, 2003.  The 31% limited partner interest represents approximately 60.2 Bcf of reserves.

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

Other

Equitable Supply implemented a significant change to its business model.  Previously, Equitable Supply followed the typical model for an Appalachian Basin exploration and production company, which suggests that growth occurs from drilling and then subsequently tending to the base wells and supporting the infrastructure in the most inexpensive possible manner.  The current strategy employed by Equitable Supply is to continue to drill wells, but to spend more time and resources to aggressively tend to the improvement of the base infrastructure.  The Company’s strategy focuses on profit maximization, rather than cost minimization, as an objective. Equitable Supply’s previous strategy was based on low price assumptions.  To assume low prices, however, in spite of current market conditions, limits opportunities.  The margin leverage from realizable gas prices substantially outweighs the modest increase in unit cost structure necessary to utilize this strategy.  In the second quarter of 2004, the Company reduced the expected number of wells to be drilled in 2004 from 340 to 320, consistent with the increased focus on infrastructure this year.  This change is intended to accelerate sales from existing wells, to reduce the Company’s long-term requirement for maintenance capital with respect to these wells, and to provide a platform for higher drilling levels prospectively.  With the significant and sustained increase in NYMEX natural gas prices during the past several months, the Company continued to re-evaluate its growth strategy.  By providing for a stable base infrastructure for the current natural gas wells, the Company can benefit from the higher gas prices by obtaining accelerated volumes from the current wells and by increasing the number of wells it intends to drill in 2005 and beyond.  The execution of this new model will be challenging and will result in higher operating expense, but the Company is committed to improving outcomes through actions such as: (1) significantly increasing the Company’s focus on well performance by lowering bottom-hole pressure; (2) accelerating implementation and installation of compressor stations and facilities to lower surface pressure; (3) reducing internal and external curtailments of gas sales; (4) reducing “lost” gas to the minimum level that can be justified economically and not accepting “unaccounted” for gas; and (5) increasing accountability, ownership and attention to detail in the field and engineering areas.

Apparent rupture of a natural gas liquids line owned by an Equitable Supply unit and leased, operated and maintained by MarkWest Energy Appalachia, LLC as part of its gas processing operations at its Maytown, Kentucky plant occurred Monday, November 8, 2004, resulting in injuries and property damage.  The cause of the incident is unknown and is being investigated.  Equitable Supply is continuing to ship gas from Maytown to the interstate pipelines while temporary alternatives for transporting natural gas liquids are being evaluated.

Operational and Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATIONAL DATA
Total sales volumes (MMcfe)	17,002	16,376	50,842	47,456
Capital expenditures (thousands) (a)	$40,003	$44,114	$90,385	$154,619

FINANCIAL DATA (Thousands)

Production revenues	$80,706	$65,190	$234,721	$192,161
Gathering revenues	17,944	17,821	55,682	51,932
Total operating revenues	98,650	83,011	290,403	244,093

Operating expenses:
Lease operating expense, excluding severance taxes	6,962	5,730	20,403	16,130
Severance tax	4,149	2,700	12,184	10,086
Gathering and compression (operation and maintenance)	8,027	6,300	22,596	17,931
Selling, general and administrative	6,717	5,313	20,337	19,197
Depreciation, depletion and amortization	13,891	12,363	41,723	35,964
Total operating expenses	39,746	32,406	117,243	99,308

Operating income	$58,904	$50,605	$173,160	$144,785

Other income, net	$—	$—	$576	$—
Equity earnings from nonconsolidated investments	$185	$139	$465	$401
Minority interest	$—	$—	$—	$(871)

(a)           Capital expenditures for the nine months ended September 30, 2003 include the purchase of the remaining 31% limited partnership interest in ABP ($44.2 million) which was separately approved by the Board of Directors of the Company in addition to the total amount originally authorized for the 2003 capital budget program.

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Equitable Supply’s operating income for the 2004 third quarter totaled $58.9 million, 16% higher than the $50.6 million earned in the same period last year.  Total net operating revenues were $98.7 million, $15.7 million higher than the 2003 third quarter total net operating revenues of $83.0 million.  Production revenues increased $15.5 million quarter over quarter to $80.7 million in 2004 from $65.2 million in 2003.  The revenue increase was a result of an average well-head sales price increase of $0.61 per Mcfe and a sales volume increase of 0.6 Bcf.   Gathering revenues were $0.1 million higher at $17.9 million, compared with $17.8 million in 2003.

Production operating revenues were also positively impacted in the third quarter of 2004 by the recognition of a net gain of $2.7 million that resulted from the renegotiation of a processing agreement.  The Company received approximately $3.3 million from a contract buydown fee related to the renegotiation of a pre-existing liquids processing agreement from a make-whole arrangement to a processing fee arrangement.  Under the terms of the new agreement, Equitable will have increased exposure to liquids prices and will pay a fee on volumes processed.  This $3.3 million is offset partially by a $0.6 million write down of certain plant assets that no longer have future economic value under the new agreement.

Total operating expenses for the 2004 third quarter were $39.7 million compared to $32.4 million in the 2003 third quarter.  The increase in total operating expenses was due to increases of $1.2 million in lease operating expense, $1.4 million in severance tax related to higher gas prices, $1.7 million in gathering and compression expense, $1.4 million in selling, general and administrative (SG&A) expenses and $1.5 million in DD&A expense.  The increase in lease operating expenses is primarily due to an increase in field labor due to Equitable Supply’s strategic decision to spend more time and resources aggressively tending wells and improving base infrastructure and an increase in property taxes and liability insurance premiums.  The increase in gathering and compression costs is primarily attributable to increased field line operations and repair costs, the installation of electric compressors, and higher compression station operation costs.  The increase in SG&A costs is primarily due to the adjustment of estimates of compensation and other accruals.  The increase in DD&A expense is due to a $0.05 per Mcfe increase in the unit depletion rate and increased production volumes and other depreciation.

Capital expenditures for the 2004 third quarter were $40.0 million compared to $44.1 million in the 2003 third quarter.  This decrease is primarily the result of a decision to drill fewer wells in 2004 third quarter consistent with Equitable Supply’s increase in focus on infrastructure in 2004.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Equitable Supply’s operating income for the nine months ended September 30, 2004 was $173.2 million, 20% higher than the $144.8 million earned for the nine months ended September 30, 2003.  The segment’s results were favorably impacted by higher realized wellhead sales prices, increased natural gas sales volume and increased gathering revenues, somewhat offset by increased operating expenses.

Total operating revenues for the nine months ended September 30, 2004, increased 19% to $290.4 million compared to $244.1 million in 2003, which was primarily attributable to a higher effective price and an increase in sales volumes and gathering revenues.  Equitable Supply’s weighted average well-head sales price realized on produced volumes for the nine months ended September 30, 2004 was $4.40 per Mcfe compared to $3.88 per Mcfe for the same period last year.  The $0.52 per Mcfe increase in the weighted average well-head sales price is attributable to higher commodity market prices, higher hedged prices and the satisfaction of a prepaid contract at the end of 2003.  The increase in operating revenues was also due to the $2.7 million net gain on the processing agreement renegotiation as discussed above.

Total operating expenses were $117.2 million for the nine months ended September 30, 2004, compared to $99.3 million for the nine months ended September 30, 2003.  This increase was primarily due to increased DD&A costs ($5.8 million), increased gathering and compression expenses ($4.7 million), and increased lease operating expenses ($4.3 million).

The increase in other income to $0.6 million was the result of a $6.1 million settlement of a disputed property insurance coverage claim, offset by a $5.5 million expense related to the Company’s amendment of its prepaid forward contract.   The amendment required the Company to repay the net present value of the portion of the prepayment related to the undelivered quantities of natural gas in the original contract and eliminated the related deferred revenues.  The deferred revenues were viewed by many as the equivalent of debt.  On a going forward basis, the Company will deliver the required quantities of gas at an effective price of $4.79 per Mcf, rather than $3.99 per Mcf as originally stated in the contract.

Equitable Production

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATIONAL DATA
Total sales volumes (MMcfe)	17,002	16,376	50,842	47,456
Average (well-head) sales price ($/Mcfe)	$4.43	$3.82	$4.40	$3.88

Company usage, line loss (MMcfe)	1,378	1,510	3,613	4,055

Natural gas inventory usage, net (MMcfe)	80	77	9	77

Natural gas and oil production (MMcfe) (a)	18,460	17,963	54,464	51,588

Operated volumes – third parties (MMcfe) (b)	5,357	5,611	16,238	16,987

Lease operating expense, excluding severance tax ($/Mcfe)	$0.38	$0.32	$0.37	$0.31
Severance tax ($/Mcfe)	$0.22	$0.15	$0.22	$0.20
Production depletion ($/Mcfe)	$0.53	$0.48	$0.54	$0.48

Depreciation, depletion and amortization (in thousands):
Production depletion	$9,798	$8,601	$29,239	$24,902
Other depreciation, depletion and amortization	424	546	1,602	1,516
Total depreciation, depletion and amortization	$10,222	$9,147	$30,841	$26,418

FINANCIAL DATA (Thousands)
Production revenues	$75,333	$62,507	$223,828	$184,045
Other revenue	5,373	2,683	10,893	8,116
Total production revenues	80,706	65,190	234,721	192,161

Operating expenses:
Lease operating expense, excluding severance taxes	6,962	5,730	20,403	16,130
Severance tax	4,149	2,700	12,184	10,086
Selling, general and administrative	4,434	3,506	13,423	12,669
Depreciation, depletion and amortization	10,222	9,147	30,841	26,418
Total operating expenses	25,767	21,083	76,851	65,303

Operating income	$54,939	$44,107	$157,870	$126,858

Other income, net	$—	$—	$576	$—
Equity earnings from nonconsolidated investments	$185	$139	$465	$401
Minority interest	$—	$—	$—	$(871)

(a)       Natural gas and oil production represents the Company’s interest in gas and oil production measured at the well-head.  It is equal to the sum of total sales volumes, Company usage, line loss, and natural gas inventory usage, net.

(b)       Includes volumes in which interests were sold but which the Company still operates for third parties for a fee.

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Equitable Production’s total revenues, which are derived primarily from the sale of produced natural gas, increased $15.5 million from the third quarter of 2003 to the third quarter of 2004.  The increase is primarily the result of a higher average well-head sales price of $4.43 per Mcfe compared to $3.82 per Mcfe in the prior year ($10.0 million) and a 0.6 Bcf increase in sales volume ($2.8 million).  The increase in sales volumes is the result of new wells drilled in 2003 and 2004 and improved pipeline system management, partially offset by the natural production decline in the Company’s wells.  The increase in other revenue was due to the $2.7 million net gain on the processing agreement renegotiation as discussed previously.

Total operating expenses increased $4.7 million, or 22%, over the prior year from $21.1 million to $25.8 million.  This increase was primarily due to increased severance tax ($1.4 million), increased lease operating expenses ($1.2 million), increased DD&A expenses ($1.1 million), and increased SG&A expenses ($0.9 million).  The increase in severance tax is primarily attributable to an increase in the average gas price and an increase in sales volumes.  The increase in lease operating expenses is primarily the result of an increase in field labor due to Equitable Production’s strategic decision to spend more time and resources aggressively tending wells and improving base infrastructure ($0.5 million), an increase in the bonus plan ($0.2 million) and an increase in property taxes and liability insurance premiums ($0.5 million).  The increase in DD&A was due to a $0.05 per Mcfe increase in the unit depletion rate ($1.0 million) and increased production volumes and other depreciation ($0.1 million).  The $0.05 per Mcfe increase in the unit depletion rate is primarily the result of the net development capital additions in 2003 on a relatively consistent proved developed reserve base.  Given Equitable Production’s projected capital program and the fact that the total proved developed reserve base is expected to remain consistent, with reserve additions being offset by production, the Company expects the per unit depletion expense to increase by approximately $0.05 per Mcfe each year.  The increase in SG&A expenses is primarily due to the adjustment of estimates of compensation and other accruals.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Equitable Production’s revenues for the nine months ended September 30, 2004 were $234.7 million, a 22% increase over the prior year’s nine months revenues of $192.2 million.  The increase is primarily the result of a higher average well-head sales price of $4.40 per Mcfe compared to $3.88 per Mcfe in the prior year ($24.8 million), a 3.4 Bcf increase in sales volume ($15.0 million), and the $2.7 million net gain on the processing agreement renegotiation included in other revenue as discussed previously.

Total operating expenses increased $11.6 million over the prior year nine months from $65.3 million to $76.9 million.  The increase is a result of higher DD&A costs ($4.4 million), increased lease operating expenses ($4.3 million),  higher severance taxes ($2.1 million) and slightly higher SG&A costs ($0.8 million).  The increase in DD&A costs are due to an increase in the unit depletion rate and increased production volumes.  The increase in lease operating expense is due to environmental costs associated with Spill Prevention, Control and Countermeasure (SPCC) compliance, increases in field labor and increases in property taxes, liability insurance premiums and road maintenance costs.

Equitable Gathering

Operational and Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATIONAL DATA
Gathered volumes (MMcfe)	30,737	31,266	94,610	92,995
Average gathering fee ($/Mcfe) (a)	$0.58	$0.57	$0.59	$0.56
Gathering and compression expense ($/Mcfe)	$0.26	$0.20	$0.24	$0.19
Gathering and compression depreciation ($/Mcfe)	$0.11	$0.09	$0.11	$0.09

Depreciation, depletion and amortization (in thousands):
Gathering and compression depreciation	$3,450	$2,935	$10,057	$8,766
Other depreciation, depletion and amortization	219	281	825	780
Total depreciation, depletion and amortization	$3,669	$3,216	$10,882	$9,546

FINANCIAL DATA (Thousands)
Gathering revenues	$17,944	$17,821	$55,682	$51,932

Operating expenses:
Gathering and compression expense	8,027	6,300	22,596	17,931
Selling, general and administrative	2,283	1,807	6,914	6,528
Depreciation, depletion and amortization	3,669	3,216	10,882	9,546
Total operating expenses	13,979	11,323	40,392	34,005

Operating income	$3,965	$6,498	$15,290	$17,927

(a)     Revenues associated with the use of pipelines and other equipment to collect, process and deliver natural gas from the field where it is produced, to the trunk or main transmission line.  Many contracts are for a blended gas commodity and gathering price, in which case the Company utilizes standard measures in order to split the price into its two components.

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

Equitable Gathering’s revenues increased $0.1 million from $17.8 million in the third quarter of 2003 to $17.9 million in the third quarter of 2004.  The increase was primarily attributable to increased average rates offset by a 0.5 Bcfe decrease in gathered volumes.  The decrease in gathered volumes is due to third party customer volume shut-ins caused by extended maintenance projects on interstate pipelines somewhat offset by increased Equitable Production volumes. The increase in Equitable Production volumes is attributable to new wells drilled in 2003 and 2004 and improved pipeline system management, partially offset by the natural production decline in the Company’s wells.

Total operating expenses increased $2.7 million to $14.0 million in the 2004 third quarter from $11.3 million in the same quarter last year.  The increase resulted from a $1.7 million increase in gathering and compression costs, a $0.5 million increase in SG&A expenses, and a $0.5 million increase in depreciation relating to capital expenditures for gathering system improvements and extensions. The $1.7 million increase in gathering and compression costs is primarily attributable to increased field line operations and repair costs, the installation of electric compressors, and higher compression station operation costs.  The additional compression costs resulted from an increase in horsepower to approximately 105,000 horsepower from 92,000 horsepower in 2003.  Equitable Gathering expects compression costs to continue to increase during the remainder of the current year as a result of an expected increase in horsepower to approximately 120,000 horsepower by the end of 2004.  The increase in SG&A expense is primarily attributable to the adjustment of estimates of compensation and other accruals.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

Equitable Gathering’s revenues for the nine months ended September 30, 2004 of $55.7 million increased $3.8 million over the prior year’s nine months ended September 30, 2003 revenues of $51.9 million.  The increase was primarily attributable to increased Equitable Production volumes, partially offset by third party customer volume shut-ins caused by extended maintenance projects on interstate pipelines, and higher average rates.

Total operating expenses increased $6.4 million to $40.4 million for the nine months ended September 30, 2004 from $34.0 million for the nine months ended September 30, 2003.  The increase resulted from a $4.7 million increase in gathering and compression costs, a $1.3 million increase in depreciation relating to capital expenditures for gathering system improvements and extensions, and a $0.4 million increase in SG&A expense.  The increase in gathering and compression costs is primarily attributable to increased field line maintenance costs, increased compressor electricity charges resulting from newly installed electric compressors and higher compressor station maintenance and repair costs, as previously described. The increase in SG&A expense is primarily attributable to the adjustment of estimates of compensation and other accruals.

NORESCO

NORESCO provides an integrated group of energy-related products and services that are designed to reduce its customers’ operating costs and improve their energy efficiency.  The segment’s activities comprise performance contracting, energy efficiency programs, combined heat and power and central boiler/chiller plant development, design, construction, ownership and operation.  NORESCO’s customers include governmental, military, institutional, commercial and industrial end-users.  NORESCO also develops, constructs and operates facilities in the United States.

On September 30, 2003, the enabling legislation for the performance contracting work that NORESCO performs for the federal government under the Department of Energy contracts lapsed.  On October 28, 2004, the President signed legislation extending the contracting period for performance contracting at federal government facilities through October 2006.  In 2003, 41% of NORESCO’s operating revenues were generated from the federal government.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATIONAL DATA

Revenue backlog, end of period (thousands)	$92,946	$157,783	$92,946	$157,783
Gross profit margin	24.0%	24.9%	26.7%	21.8%
SG&A as a% of revenue	14.0%	12.5%	15.9%	12.4%

Capital expenditures (thousands)	$193	$108	$385	$254

FINANCIAL RESULTS (Thousands)

Energy service contract revenues	$37,366	$41,379	$106,992	$129,477
Energy service contract costs	28,404	31,063	78,471	101,219
Net operating revenues (gross profit margin)	8,962	10,316	28,521	28,258

Operating expenses:
Selling, general and administrative	5,242	5,159	17,047	16,058
Depreciation, depletion and amortization	245	396	746	1,086
Total operating expenses	5,487	5,555	17,793	17,144

Operating income	$3,475	$4,761	$10,728	$11,114

Equity earnings from nonconsolidated investments	$10	$42	$1,146	$2,431
Impairment of nonconsolidated subsidiaries	$—	$—	$(40,251)	$—
Minority interest	$(105)	$(277)	$(834)	$(277)

Three Months Ended September 30, 2004

vs. Three Months Ended September 30, 2003

NORESCO’s operating income was $3.5 million in the third quarter of 2004 compared to $4.8 million in the same period in 2003, a decrease of $1.3 million.  The decrease was primarily due to construction activity delays and deconsolidation of Plymouth.  Revenue backlog was $92.9 million on September 30, 2004, compared to $157.8 million in the same period of 2003, a decrease of $64.9 million.  This decrease in backlog was primarily due to a higher number of federal government contracts awarded in the third quarter of 2003 and the inability to contract with the federal government since September 30, 2003 as discussed above.

Total energy services contract revenue for the third quarter 2004 was $37.4 million compared to $41.4 million in the third quarter of 2003.  This decrease of $4.0 million was primarily due to delays in construction activity.  NORESCO’s third quarter 2004 gross profit margin was $9.0 million compared to $10.3 million during the third quarter 2003.  Gross profit margin as a percentage of revenue decreased from 24.9% in the third quarter 2003 to 24.0% in the third quarter 2004 due in part to the deconsolidation of Plymouth.

Nine Months Ended September 30, 2004

vs. Nine Months Ended September 30, 2003

NORESCO’s operating income decreased $0.4 million to $10.7 million from $11.1 million in the same period last year.  The decrease was primarily due to an increase in SG&A expenses partially offset by an increase in net operating revenues.  The increase in SG&A expenses was due primarily to expenses related to the litigation regarding EAL/ERI Cogeneration Partners LP (Jamaica).

Total revenue for the nine months ended September 30, 2004 decreased $22.5 million to $107.0 million from $129.5 million during the same period in 2003, primarily due to decreased construction activity on energy infrastructure projects versus the prior year.  NORESCO’s gross profit margin increased to $28.5 million compared to $28.3 million in the same period last year.  Gross profit margin as a percentage of revenue increased from 21.8% in 2003 to 26.7% in the 2004 due to an increase in the construction activity gross profit margin.

Equity in earnings from power plant investments for the nine months ended September 30, 2004 declined to $1.1 million from $2.4 million.  This reduction was primarily due to decreased equity in earnings from a power plant in Panama.  Several negative circumstances during the second quarter of 2004 caused the Company to evaluate its international investments for additional impairments and to accelerate its plans to exit the international generation business.  As a result, the Company recognized an impairment of $40.2 million, essentially the cost of its entire international investment and the related costs of exiting these investments.  The Company is actively evaluating alternatives for the sale of its international assets.  See “Equity in Nonconsolidated Investments” below for further details on the impairment.

EQUITY IN NONCONSOLIDATED INVESTMENTS

Certain NORESCO projects are held through equity in nonconsolidated entities that consist of private power generation facilities located in select international locations.  The Company reviewed its equity investment related to Petroelectrica de Panama LDC, an independent power plant in Panama, during the fourth quarter of 2003.  As a result of the analysis performed, an impairment of $11.1 million in the fourth quarter of 2003 was recorded which represented the full value of NORESCO’s equity investment in the project.

During the second quarter of 2004, several negative circumstances caused the Company to revisit its international investments for additional impairments and to accelerate its plans to exit the international generation business.  Changes in pricing in the electricity power market in Panama during the second quarter of 2004 negatively impacted the outlook for operations of IGC/ERI Pan Am Thermal Generating Limited (Pan Am), a Panamanian electric generation project.  As a result, the Company performed an impairment analysis of its equity interest in this project.  This involved preparing a probability-weighted cash flow analysis using the undiscounted future cash flows and comparing this amount to the book value of the equity investment.  The probability-weighted cash flows resulted in a lower fair value than the carrying value, and an impairment was deemed necessary.  An impairment of $22.1 million was recorded in the second quarter of 2004 and represents the full value of NORESCO’s equity investment in the project.

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

Additional impairment charges of $15.3 million were also recorded in the second quarter of 2004 for total impairment charges of $40.2 million for the nine months ended September 30, 2004.  The additional charges related to various costs and obligations related to exiting NORESCO’s investments in international power plant projects.  Included in these charges was a liability for loan guarantees in the amount of $5.8 million in support of a 50% owned non-recourse financed energy project known as Pan Am.  The entire impairment charge has been included in impairment on nonconsolidated investments on the Statements of Consolidated Income for the nine months ended September 30, 2004.  The Company is actively evaluating alternatives for the sale and disposal of its international assets.

In 2000, Equitable Supply sold an interest in oil and gas properties to a trust, Appalachian Natural Gas Trust (ANGT).  The Company retained a 1% interest in profits of ANGT and has separately negotiated arms-length, market-based rates with ANGT for gathering, marketing, and operating fees to deliver its natural gas to market.  In the third quarter of 2004, the Company recorded a receivable from ANGT totaling $1.5 million.  This receivable resulted from inadvertent overpayments to ANGT for more than the amount due under the Net Profits Interest Agreement.  Under the terms of the agreement, the Company will deduct the overpayment from future payments to ANGT over an extended period of time.

In June 2003, the Company reevaluated its interest in Hunterdon Cogeneration LP (Hunterdon) and concluded that the Company effectively controlled Hunterdon for consolidation purposes.  As a result, the Company began consolidating Hunterdon’s financial condition, results of operations and cash flows as of June 30, 2003 in the NORESCO segment.

NON-GAAP DISCLOSURES

The SEC’s final rule regarding the use of non-Generally Accepted Accounting Principles (GAAP) financial measures by public companies was effective after March 2003.  The rule defined a non-GAAP financial measure as a numerical measure of an issuer’s historical or future financial performance, financial position or cash flows that:

1)     Excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the financial statements.

2)     Includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

The Company has reported operating income, equity in earnings of nonconsolidated investments, excluding Westport, minority interest and other income, net by segment and by operations within each segment in the MD&A section of this Form 10-Q.  Interest charges and income taxes are managed on a consolidated basis.  Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

The Company has reconciled the segments’ operating income, equity in earnings of nonconsolidated investments, excluding Westport, minority interest, and other income, net to the Company’s consolidated operating income, equity in earnings of nonconsolidated investments, excluding Westport, minority interest, and other income, net totals in Note B to the condensed consolidated financial statements.  Additionally, these subtotals are reconciled to the Company’s consolidated net income in Note B.  The Company has also reported the components of each segment’s operating income and various operational measures in the MD&A section of this Form 10-Q, and where appropriate, has provided information describing how a measure was derived.  Equitable’s management believes that presentation of this non-GAAP information provides useful information to management and investors regarding the financial condition, operations and trends of each of Equitable’s segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest and income taxes.  In addition, management uses these measures for budget planning purposes.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities in the first nine months of 2004 totaled $133.4 million, a $51.9 million increase from the $81.5 million recorded in the prior year period.  The Company had several significant items that were recorded on the income statement during the second quarter of 2004, which resulted from non-cash items.  The Company’s net cash provided by operating activities from a liquidity standpoint was primarily affected by the following items.  There was a decrease in cash used for working capital in 2004 primarily due to a smaller increase in inventory during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The Company experienced higher storage balances at the beginning of 2004 as compared to the beginning of 2003, resulting in lower injection requirements during 2004.  This was partially offset by a small increase in accounts receivable and unbilled revenues during the nine months ended September 30, 2004 compared to a large decrease in accounts receivable and unbilled revenues during the nine months ended September 30, 2003.  Additionally, there was a decrease in cash from operations of $36.8 for the nine months ended September 30, 2004 resulting from the Company’s amendment of the prepaid forward contract in the second quarter of 2004.  As a result of this amendment, the Company paid the counterparty to the contract the net present value of the portion of the prepayment related to the undelivered quantities of natural gas in the original contract.  Also affecting cash used in operations was the $49.6 million in pension contributions made by the Company during the nine months ended September 30, 2003, while no contributions have been made in 2004.

When the Company’s two prepaid forward gas sale transactions were originally consummated in January of 2001, the Company reviewed the specific facts and circumstances related to these transactions to determine if the appropriate Statement of Cash Flows presentation would be as an operating activity or a financing activity.  The Company concluded that the appropriate accounting presentation of the prepaid forward gas sales transactions was as an operating cash flow item.  Consistent with the Company’s previous presentation, the current presentation includes recognition of monetized production revenues related to prepaid forward gas sales in operating activities.  One of the Company’s two prepaid forward gas sales contracts expired on December 31, 2003.  In June 2004, the remaining prepaid forward contract was amended, which resulted in the Company repaying the net present value of the portion of the prepayment related to undelivered quantities of natural gas in the original contract.  As stated previously, this amendment resulted in the Company repaying $36.8 million and recognizing a loss of $5.5 million on the settlement of the prepaid contract.  On a going forward basis, the Company will deliver the required quantities of gas at an effective price of $4.79 per Mcf, rather than $3.99 per Mcf as originally stated in the contract.  These future revenues will be classified as operating cash flows.  As a result of the expiration of one prepaid contract and the amendment of the other, there was $31.3 million less monetized production revenue recognized in the first nine months of 2004 compared to the prior year period.

Investing Activities

Cash flows used in investing activities in the first nine months of 2004 were $90.9 million compared to $190.5 million in the prior year.  The change from the prior year is largely attributable to a decrease in capital expenditures of $62.1 million primarily related to the purchase of the remaining limited partnership interest in ABP for $44.2 million in 2003.  This decrease in capital expenditures was offset by proceeds of $6.6 million that were received in 2003 from the sale of wells in Ohio.  Additionally, proceeds of $42.9 million were received in the third quarter of 2004 for the sale of 800,000 shares of the Company’s investment in Kerr-McGee during the second quarter of 2004.

Financing Activities

Cash flows used in financing activities during the first nine months of 2004 were $79.8 million compared to cash flows provided by financing activities of $102.8 million in the prior year period.  The increase in cash used is primarily attributable to increased repurchases of stock and dividends paid in 2004, the net effect of the issuance of $200 million of notes and the redemption of $125 million of Trust Preferred Securities during 2003, and a decrease in the amount of short-term borrowings in 2004 compared to 2003.  As a result of the anticipated increase in liquidity associated with the completed merger between Westport and Kerr-McGee, the Company evaluated all alternatives for the use of those proceeds, including the potential for extinguishment of debt.  To date, it has not been economically beneficial to early retire any of the Company’s currently outstanding debt.

The Company believes that it has adequate borrowing capacity to meet its financing requirements.  Bank loans and commercial paper, supported by available credit, are used to meet short-term financing requirements.  The Company maintains, with a group of banks, a three-year revolving credit agreement providing $500 million of available credit that expires in 2006.  The credit agreement may be used for, among other things, credit support for the Company’s commercial paper program.  As of September 30, 2004, the Company has the authority to arrange for a commercial paper program up to $650 million.  The amount of commercial paper outstanding at September 30, 2004 is $241.0 million.

Additionally, in July of 2004, the Company entered into three 7.5 year secured variable share forward transactions to hedge cash flow exposure associated with the forecasted future disposal of Kerr-McGee shares (See Note D to the condensed consolidated financial statements).  Each transaction permits receipt of an amount up to the net present value of the floor price prior to maturity.

Fluctuations in Natural Gas Prices

Due to the nature of the Company’s operations, fluctuations in natural gas prices can significantly impact its operating cash flows, and consequently, the availability of funds for use in both investing and financing activities. As a result of the sharp increase in natural gas prices during the past several months, the Company’s liquidity position could be negatively affected.  The increase in natural gas prices may be accompanied by or result in increased well drilling costs, as the demand for well drilling operations continues to increase; increased deferral of purchased gas costs for the Distribution operations (however, purchased gas costs are subsequently recovered from utility customers in future months through gas cost adjustment clauses included in the Distribution operation’s filed rate tariffs); increased severance taxes, as the Company is subject to higher severance taxes due to increased volumes of gas extracted from the wells combined with increased value of the gas extracted from the wells; increased lease operating expenses due to increased demand for lease operating services; and increased exposure to credit losses resulting from potential increases in uncollectible accounts receivable from the Distribution operation’s customers.  The Company’s risk management program and available borrowing capacity currently in place provide means to the Company to manage these risks.

Due to continued increases in natural gas prices and resulting increases in the Company’s net liability position under its natural gas swap agreements, the Company has been required to borrow additional amounts through its commercial paper program to fund its margin deposits under its exchange-traded natural gas agreements.  When the net fair value of any of the swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as margin deposits for the derivative liability which is in excess of the threshold amount.  The margin deposits are remitted back to the Company in part or in full when the excess of the derivative liability over the agreed-upon threshold is reduced below the amount deposited.  The Company has recorded such deposits in the amount of $59.4 million as accounts receivable in its Condensed Consolidated Balance Sheets as of September 30, 2004.

As of October 31, 2004, the Company’s short-term loans outstanding totaled $380.5 million, reflecting $178.9 million of margin deposits under the Company’s natural gas swap agreements.

Commodity Risk Management

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

The fair value of these derivative commodity instruments was a $45.9 million asset and a $420.4 million liability as of September 30, 2004, and a $34.5 million asset and a $137.6 million liability as of December 31, 2003.  These amounts are classified in the Condensed Consolidated Balance Sheets as derivative commodity instruments, at fair value.  The net amount of derivative commodity instruments, at fair value, changed from a net liability of $103.1 million at December 31, 2003 to a net liability of $374.5 million at September 30, 2004, primarily as a result of the increase in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges total 471.9 Bcf and 347.2 Bcf as of September 30, 2004 and December 31, 2003, respectively, and primarily relate to natural gas swaps.  The open swaps at September 30, 2004 have maturities extending through December 2011.

With respect to hedging the Company’s exposure to changes in natural gas commodity prices, management’s objective is to provide price protection for the majority of expected production for the years 2004 through 2008, and for over 25% of expected equity production for the years 2009 through 2010.  Earnings per share should not be materially affected by changes in the NYMEX gas price for the remainder of 2004.  The Company’s exposure to a $0.10 change in average NYMEX gas price is approximately $0.01 per diluted share in 2005 and 2006.  Although the Company uses derivative instruments that create a price floor in order to provide downside protection while allowing the Company to participate in upward price movements through the use of collars and straight floors, the preponderance of instruments tend to be fixed price swaps or NYMEX-traded forwards.  This approach avoids the higher cost of option instruments but limits the upside potential.  The current high NYMEX gas prices may cause the Company to rely less heavily on natural gas swap agreements and futures contracts.  The Company also engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

The approximate volumes and prices of the Company’s hedges and fixed price contracts for 2004 to 2006 are:

	2004**	2005	2006
Volume (Bcf)	16	63	62
Average Price per Mcf (NYMEX)*	$4.66	$4.80	$4.74

*   The above price is based on a conversion rate of 1.05 MMbtu/Mcf

** October through December

Commitments and Contingencies

The Company has annual commitments as of September 30, 2004 of approximately $30.5 million for demand charges under existing long-term contracts with various pipeline suppliers for periods extending up to 11 years, which relate to natural gas distribution and production operations.  However, approximately $20.5 million of these costs are believed to be recoverable in customer rates.

In the third quarter of 2003, the Company signed a long-term lease for office space with Continental Real Estate Companies, which will own and construct the building in which the office space will be located.  Plans call for the building to be completed early in 2005.  The office space is located on the North Shore in Pittsburgh, Pennsylvania and will allow Equitable to consolidate its Pittsburgh office operations and increase efficiencies.  The term of the lease is 20 years and nine months and the base rent is approximately $2 million per year, exclusive of operating expenses.  Relocation of operations from locations that utilize space under long-term leases will likely cause additional expense in the remainder of 2004 and the first half of 2005.

There are various claims and legal proceedings against the Company arising in the normal course of business.  Although counsel is unable to predict with certainty the ultimate outcome, management and counsel believe that the Company has significant and meritorious defenses to pending claims and intends to pursue them vigorously.  The

Company has established reserves for that litigation, which it believes are adequate, and therefore believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position of the Company.  The reserves recorded by the Company do not include any amounts for legal costs expected to be incurred.  It is the Company’s policy to recognize any legal costs associated with any claims and legal proceedings against the Company as they are incurred.

After an extended period of troubled operations, ERI JAM, LLC, a subsidiary that holds the Company’s interest in EAL/ERI Cogeneration Partners LP, an international infrastructure project, filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court (Delaware) in April 2003.  In the third quarter 2003, ERI JAM, LLC transferred control of the international infrastructure project under the partnership agreement to the other general partner.  The international infrastructure project was deconsolidated in accordance with FIN No. 46.  In September 2003, project-level counterparties, Jamaica Broilers Group Limited (JBG) and Energy Associated Limited (EAL), filed a claim against ERI JAM LLC as Debtor-in-Possession in the Chapter 11 case.  EAL is a limited partner in EAL/ERI Cogeneration Partners LP.  In October 2003, JBG and EAL also filed a multi-count complaint against Equitable and certain of its affiliates in U.S. District Court (Western District of PA) alleging breach of contract, tortious interference with contractual relations, negligence and a variety of related matters with respect to the operation and management of EAL/ERI Cogeneration Partners LP.  Equitable and its affiliates believe they have meritorious defenses to all claims asserted in the litigation by JBG and EAL and are vigorously defending this litigation, which is in discovery.  In parallel with the litigation, the parties are engaged in settlement discussions.

The various regulatory authorities that oversee Equitable’s operations will, from time to time, make inquiries or investigations into the activities of the Company.   It is the Company’s policy to cooperate when regulatory bodies make requests.

In July 2002, the United States Environmental Protection Agency (EPA) published a final rule that amends the Oil Pollution Prevention Regulation.  The effective date of the rule was August 16, 2002.  Under the final rule, Owners/Operators of existing facilities were to revise their Spill Prevention, Control and Countermeasure (SPCC) plans on or before February 17, 2003 and were required to implement the amended plans as soon as possible but not later than August 18, 2003.  On April 17, 2003, the EPA extended the deadline to adopt a plan amendment to August 17, 2004 and the deadline to comply with the amended plan to February 18, 2005.   In March 2004, the EPA resolved various lawsuits related to the final rule and held a public meeting to clarify certain aspects of the final rule.  Based on this clarification, the Company has amended its plan of compliance resulting in a downward adjustment in the Company’s estimate of total costs of compliance to a range of $3.0 million to $4.0 million.  On July 17, 2004, the EPA issued an additional extension to the deadline for compliance with the revised SPCC regulations.  The new deadline to adopt a plan amendment is August 17, 2005, and the deadline to comply with the amended plan is February 18, 2006.  The Company recorded a charge to earnings of $1.0 million in the second quarter of 2004 for environmental site assessments to be performed in accordance with the Company’s amended SPCC compliance plan.  The Company expects the remaining costs to be capitalized.

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

In the second quarter of 2004, the Company established a liability for a guarantee in the amount of $5.8 million in support of a 50% owned non-recourse financed energy project in Panama.  The guarantee covers a project loan debt service reserve requirement.  The guarantee was included as part of the entire impairment charge of $40.2 million, which has been included as impairment on nonconsolidated investments on the Statements of Consolidated Income for the nine months ended September 30, 2004.

Investment in Kerr-McGee Corporation

On April 7, 2004, Westport announced a merger with Kerr-McGee.  On June 25, 2004, Westport and Kerr-McGee announced that the two companies had completed their merger upon approval by the stockholders of each company.  As a result of the transaction, the Company received 0.71 shares of Kerr-McGee for each Westport share owned.  Prior to the merger, the Company owned 11.53 million shares, or 17.0%, of Westport, resulting in the Company receiving 8.2 million shares of Kerr-McGee.  The Company accounted for this investment as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (Statement No. 115).   The Company accounted for the merger transaction in accordance with Emerging Issues Task Force No. 91-5, “Nonmonetary Exchange of Cost-Method Investments” (EITF 91-5).  EITF 91-5 states that an investor in an acquired company that accounts for the investment under the cost-method shall record the transaction at fair value, resulting in a new basis and recognition of gains or losses in the income statement.  Accordingly, the Company recognized a gain of $217.2 million on the exchange of the Westport shares for Kerr-McGee shares in the second quarter of 2004.  The Company recorded its book basis in the Kerr-McGee shares at $49.82 per share, which included a discount to the market price for trading restrictions on the securities.  The discount was recorded as a reduction to the increase in the book basis of the Kerr-McGee shares and was accreted into other comprehensive income during the third quarter of 2004.  Additionally, as part of the merger, the Company recorded $10.0 million of transaction-related expenses, including associated compensation accruals, in the second quarter of 2004.  During the third quarter of 2004, the Company reduced the estimated transaction-related expenses, including related compensation accruals, recorded in the second quarter of 2004 by $3.0 million. These transaction-related expenses were recorded in selling, general, and administrative expenses in the Company’s Statements of Consolidated Income for the nine months ended September 30, 2004.  Additionally, the transaction-related expenses are included as unallocated expenses in deriving total operating income for segment reporting purposes.  See Note B to the condensed consolidated financial statements.

Subsequent to the Kerr-McGee/Westport merger, the Company sold 800,000 Kerr-McGee shares for $42.8 million, thus resulting in a realized gain of $3.0 million in the second quarter of 2004.  Additionally, on June 30, 2004, the Company irrevocably committed to contribute 357,000 Kerr-McGee shares to the charitable foundation established in 2003.  This resulted in the Company recording a charitable foundation contribution expense of $18.2 million during the second quarter 2004.  The shares were transferred to the foundation in the third quarter of 2004.  Charitable contributions of significantly appreciated qualified shares of stock constitutes a tax efficient use of the shares.  As with a similar contribution in the first quarter of 2003, the Company sought to maximize this value and extend the estimated life of the charitable giving program.

In the third quarter of 2004, the Company entered into variable share forward contracts to hedge cash flow exposure associated with the forecasted future disposal of Kerr-McGee shares (See Note D to the condensed consolidated financial statements).  The variable share forward contracts, which contain collars, meet the requirements of SFAS No. 133 Implementation Issue G20, “Assessing and Measuring the Effectiveness of an Option used in a Cash Flow Hedge” and have been designated cash flow hedges.  Under this guidance, complete hedging effectiveness is assumed and the entire fair value of the collar is recorded in other comprehensive income.  These variable share forward contracts provide for limited downside in the underlying Kerr-McGee shares while continuing to maintain considerable exposure to potential upside in the value of Kerr-McGee.  The three tranches of contracts were allocated among three different counterparties in a bidding process designed to maximize the pricing of the collars while providing an opportunity to minimize any counterparty credit exposure.  At September 30, 2004, the Company owns approximately 7.0 million Kerr-McGee shares, of which approximately 1.0 million of these shares remain unhedged.  The Company is currently evaluating whether it can utilize the value of the unhedged shares effectively in a similar collar structure, or whether another course of action would constitute the best use of this asset.

Benefit Plans

The Company made cash contributions totaling $51.8 million to its pension plan during the year ended December 31, 2003.  As a result of the $51.8 million contribution, the Company’s minimum funding requirement is zero and is expected to be zero through the 2006 plan year.

In the fourth quarter of 2003, the Company froze the pension benefit provided through a defined benefit plan to approximately 340 salaried employees.  The Company now provides benefits to these employees under a defined contribution plan that covers all other salaried employees of the Company.  The decrease in service cost related to the conversion of this benefit plan, coupled with the cash contributions made by the Company in 2003, will decrease the amount of pension expense, exclusive of any special termination benefits and curtailment losses, to be recognized by the Company in future years.  This decrease in pension expense is expected to be partially offset by increased defined contribution plan expense.  The Company’s pension expense, exclusive of any special termination benefits and curtailment losses, totaled $1.1 million and $2.3 million for the three and nine months ended September 30, 2004 and $1.3 million and $3.8 million for the three and nine months ended September 30, 2003, respectively.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation and has consequently not recognized any compensation cost for its stock option awards.  Had compensation cost been determined based upon the fair value at the grant date for the prior years’ stock option grants consistent with the methodology prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and diluted earnings per share for the three and nine months ended September 30, 2004 would have been reduced by an estimated $0.8 million or $0.02 per diluted share and $2.9 million or $0.05 per diluted share, respectively.  The estimate of compensation cost is based upon the use of the Black-Scholes option pricing model.  The Black-Scholes model is considered a “theoretical” or probability model used to estimate the price an option would sell for in the market today.  The Company does not represent that this method yields an exact value of what an unrelated third party (i.e., the market) would be willing to pay to acquire such options.

The Company continually monitors its stock price and relative return in order to assess the impact on the ultimate payouts under its Executive Performance Incentive Programs (the “Plans”).  As a result of the Company’s share appreciation during the nine months ended September 30, 2004, the Company’s estimates of performance associated with the Plans changed.  This change increased the long-term incentive plan expense by $6.6 million. This includes an increase of $0.5 million recognized during the third quarter 2004, as a result of the Company’s continued re-evaluation of its share price payout assumptions.  The long-term incentive plan expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B to the condensed consolidated financial statements.

Federal Legislation

As a result of the Company’s increased partnership interest in ABP in 2002, the Company began receiving a greater percentage of the nonconventional fuels tax credit attributable to ABP.  This resulted in a reduction of the Company’s effective tax rate during 2002.  The nonconventional fuels tax credit expired at the end of 2002, and it is currently unclear whether legislation will be enacted to allow this tax benefit to exist in the future.  On November 18, 2003, the Energy Policy Act of 2003 (H.R. 6) was passed by the House of Representatives.  This comprehensive energy policy legislation, as reported by conferees from the House of Representatives and the Senate, included an extension of the nonconventional fuels tax credit for existing qualifying wells and for newly drilled qualifying wells.  The Senate was unable to pass H.R. 6 before adjourning for 2003 due to a lack of votes needed to avoid a threatened filibuster.  Energy tax legislation continues to be discussed by the Senate and House of Representatives from time to time, but any extension of the nonconventional fuels tax credit continues to remain uncertain.

On September 30, 2003, the enabling legislation for the performance contracting work that NORESCO performs for the federal government under the Department of Energy contracts lapsed.  On October 28, 2004, the President signed legislation extending the contracting period for performance contracting at federal government facilities through October 2006.  In 2003, 41% of NORESCO’s operating revenues were generated from the federal government.

During October 2004, Congress passed the American Jobs Creation Act of 2004 (the Act), which the President signed into law on October 22, 2004.  The Act is the first major corporate tax act in a number of years.  Some of the key provisions of the Act include a new domestic manufacturing deduction, a temporary incentive for U.S. multinationals to repatriate foreign earnings, oil and gas producer incentives (not an extension of the nonconventional fuels tax credit), new tax shelter penalties, restrictions on deferred compensation and numerous other issue-specific provisions aimed at specific transactions.  The Company is currently assessing the impact of this legislation on its consolidated financial statements.

Dividend

On October 20, 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of 38 cents per share, payable December 1, 2004 to shareholders of record on November 12, 2004.  Going forward, the Company has targeted dividend growth at a rate similar to the rate of its earnings per share growth.

Purchase of Stock

During the three and nine months ended September 30, 2004, the Company repurchased 0.5 million and 1.8 million shares of Equitable Resources, Inc. stock, respectively.  The total number of shares repurchased since October 1998 is approximately 18.5 million out of the current 21.8 million share repurchase authorization.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s condensed consolidated financial statements for the period ended September 30, 2004.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Corporate Governance and Internal Controls Reporting Requirements

Since July 2002, the Company has been required to comply with new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the New York Stock Exchange.  As a part of these requirements, the Company must include management and auditor reports on the effectiveness of its internal control over financial reporting in the Company’s annual report on Form 10-K for the year ended December 31, 2004, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  The Company is in the process of evaluating its control structure to ensure that it will be able to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  The Company’s independent auditors have been reviewing management’s on-going assessment of internal controls and testing the design and operating effectiveness of the Company’s internal control over financial reporting.  However, until completion of management’s assessment and final testing by the Company’s auditors at year-end, assurance to that effect cannot be provided.  Identification of any material weakness could materially adversely affect the Company’s reputation, financial condition and the value of its securities.

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

With respect to energy derivatives held by the Company for purposes other than trading (hedging activities), the Company continued to execute its hedging strategy by utilizing price swaps and futures of approximately 333.6 Bcf of natural gas.  Some of these derivatives have hedged expected equity production through 2011.  A decrease of 10% in the market price of natural gas would have increased the fair value of these natural gas instruments by approximately $202 million at September 30, 2004.  An increase of 10% in market price of natural gas would have decreased the fair market value by the same amount.

With respect to derivative contracts held by the Company for trading purposes, as of September 30, 2004, a decrease of 10% in the market price of natural gas would have increased the fair market value by approximately $0.1 million.  An increase of 10% in the market price would have decreased the fair market value by approximately $0.1 million.

The Company determined the change in the fair value of the natural gas instruments using a method similar to its normal change in fair value as described in Note D to the notes to the condensed consolidated financial statements.  The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2004.  The price change was then applied to the natural gas instruments recorded on the Company’s balance sheet, resulting in the change in fair value.

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

See Note D regarding Derivative Commodity Instruments in the notes to the condensed consolidated financial statements and the “Commodity Risk Management” section contained in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

See “Fluctuations in Natural Gas Prices” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion on impact of fluctuations in natural gas prices on the Company’s operations.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred in the three months ended September 30, 2004.

Period	Total number of shares (or units) purchased (a)	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

July 2004 (July 1 – July 31)	—	$—	—	3,776,700

August 2004 (August 1 – August 31)	195,847	$51.13	159,300	3,617,400

September 2004 (September 1 – September 30)	344,218	$53.04	340,700	3,276,700

Total	540,065		500,000

(a)     Includes 40,065 shares delivered in exchange for the exercise of options to cover option cost and tax withholding.

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

Item 6.  Exhibits

(a)   Exhibits:

10.1           1999 Equitable Resources, Inc. Long-Term Incentive Plan (as amended and restated October 20, 2004)

10.2           Form of Participant Award Agreement (Restricted Stock) under 1999 Equitable Resources, Inc. Long - Term Incentive Plan (amended and restated October 20, 2004)

10.3           Form of Participant Award Agreement (Stock Option) under 1999 Equitable Resources, Inc. Long - Term Incentive Plan (amended and restated October 20, 2004)

10.4           Form of Participant Award Agreement under the Equitable Resources, Inc. 2002 Executive Performance Incentive Program (as amended and restated May 1, 2003 and April 13, 2004)

10.5           Form of Participant Award Agreement under the Equitable Resources, Inc. 2003 Executive Performance Incentive Program (as amended and restated April 13, 2004)

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

EQUITABLE RESOURCES, INC.
(Registrant)

/s/ David L. Porges
David L. Porges
Executive Vice President
and Chief Financial Officer

Date:  November 9, 2004

INDEX TO EXHIBITS

Exhibit No.	Document Description

10.1	1999 Equitable Resources, Inc. Long-Term Incentive Plan (as amended and restated October 20, 2004)	Filed Herewith

10.2	Form of Participant Award Agreement (Restricted Stock) under 1999 Equitable Resources, Inc. Long-Term Incentive Plan (amended and restated October 20, 2004)	Filed Herewith

10.3	Form of Participant Award Agreement (Stock Option) under 1999 Equitable Resources, Inc. Long-Term Incentive Plan (amended and restated October 20, 2004)	Filed Herewith

10.4	Form of Participant Award Agreement under the Equitable Resources, Inc. 2002 Executive Performance Incentive Program (as amended and restated May 1, 2003 and April 13, 2004)	Filed Herewith

10.5	Form of Participant Award Agreement under the Equitable Resources, Inc. 2003 Executive Performance Incentive Program (as amended and restated April 13, 2004)	Filed Herewith

31.1	Certification by Murry S. Gerber pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed Herewith

31.2	Certification by David L. Porges pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed Herewith

32	Certification by Murry S. Gerber and David L. Porges pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith