Form 10-Q
period 2005-06-30
EQUITABLE RESOURCES INC /PA/
filed 2005-07-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-3551

EQUITABLE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0464690
(State of incorporation or organization)	(IRS Employer Identification No.)

225 North Shore Drive, Pittsburgh, Pennsylvania 15212

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005

Common stock, no par value	60,718,470 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Index

Part I.	Financial Information:

Item 1.	Financial Statements (Unaudited):

Statements of Consolidated Income for the Three and Six Months Ended June 30, 2005 and 2004

Statements of Condensed Consolidated Cash Flows for the Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information:

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands, except per share amounts)
Operating revenues	$269,031	$240,640	$708,798	$641,067
Cost of sales	105,363	93,582	322,656	291,178
Net operating revenues	163,668	147,058	386,142	349,889

Operating expenses:
Operation and maintenance	24,865	20,271	48,708	38,969
Production	15,026	11,389	29,196	21,476
Selling, general and administrative	36,735	46,631	66,337	79,383
Impairment charges	7,316	—	7,835	—
Depreciation, depletion and amortization	23,376	21,610	46,815	43,377
Total operating expenses	107,318	99,901	198,891	183,205

Operating income	56,350	47,157	187,251	166,684

Gain on sale and tender of available-for-sale securities, net	60,819	3,024	60,819	3,024
Gain on exchange of Westport for Kerr-McGee shares	—	217,212	—	217,212
Charitable foundation contribution	—	(18,226)	—	(18,226)
Earnings (losses) from nonconsolidated investments:
International investments	6,688	(39,850)	7,847	(39,134)
Other	116	193	224	378
	6,804	(39,657)	8,071	(38,756)
Other income, net	57	576	1,195	576
Minority interest	(307)	(359)	(746)	(729)
Interest expense	11,468	11,503	25,433	23,762
Income before income taxes	112,255	198,224	231,157	306,023
Income taxes	47,936	67,397	90,432	105,126
Net income	$64,319	$130,827	$140,725	$200,897

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	60,736	62,019	60,736	62,137
Net income	$1.06	$2.11	$2.32	$3.23
Diluted:
Weighted average common shares outstanding	61,995	63,380	62,093	63,464
Net income	$1.04	$2.06	$2.27	$3.17
Dividends declared per common share	$0.42	$0.38	$0.84	$0.68

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Thousands)
Cash flows from operating activities:
Net income	$140,725	$200,897
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for losses on accounts receivable	5,419	9,780
Depreciation, depletion, and amortization	46,815	43,377
Gain on sale and tender of available-for-sale securities, net	(60,819)	(3,024)
Impairment charges	7,835	—
Change in nonconsolidated investments	(7,847)	40,251
Deferred income taxes	(58,749)	17,135
Gain on exchange of Westport for Kerr-McGee shares	—	(217,212)
Charitable foundation contribution	—	18,226
Recognition of prepaid forward production revenue	—	(10,363)
Amendment of prepaid forward contract	—	(36,792)
Loss on amendment of prepaid forward contract	—	5,532
Change in undistributed earnings from nonconsolidated investments	(224)	(1,495)
(Increase) decrease in accounts receivable and unbilled revenues	(101,581)	16,654
Decrease in inventory	13,901	27,987
Changes in other assets and liabilities	(48,840)	59,490
Total adjustments	(204,090)	(30,454)
Net cash (used in) provided by operating activities	(63,365)	170,443

Cash flows from investing activities:
Capital expenditures	(120,942)	(80,535)
Purchase of interest in Eastern Seven Partners L.P.	(57,500)	—
Proceeds from sale of Kerr-McGee shares	354,319	—
Investment in available-for-sale securities	(3,606)	—
Proceeds from sale of investment interest in Dona Julia	3,000	—
Proceeds from sale of properties	130,213	—
Restricted cash from sale of properties	(30,000)	—
Distributions from nonconsolidated investments	404	879
Net cash provided by (used in) investing activities	275,888	(79,656)

Cash flows from financing activities:
Dividends paid	(48,711)	(42,371)
Proceeds from exercises under employee compensation plans	20,771	20,666
Purchase of treasury stock	(52,887)	(63,535)
Loans against construction contracts	17,588	22,201
Repayments and retirement of long-term debt	(10,284)	(20,760)
Decrease in short-term loans	(139,000)	(39,601)
Net cash used in financing activities	(212,523)	(123,400)

Net decrease in cash and cash equivalents	—	(32,613)
Cash and cash equivalents at beginning of period	—	37,334
Cash and cash equivalents at end of period	$—	$4,721

Cash paid during the period for:
Interest, net of amount capitalized	$25,639	$24,140
Income taxes paid, net of refund	$113,536	$3,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Restricted cash	30,000	—
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2005, $29,895, December 31, 2004, $31,336)	367,957	238,560
Unbilled revenues	141,764	149,060
Inventory	189,984	204,585
Derivative instruments, at fair value	30,188	27,585
Prepaid expenses and other	27,276	32,859
Total current assets	787,169	652,649

Equity in nonconsolidated investments	35,607	64,556
Property, plant and equipment	3,065,748	2,967,916
Less: accumulated depreciation and depletion	1,128,300	1,088,129
Net property, plant and equipment	1,937,448	1,879,787
Investments, available-for-sale	111,198	426,772
Other assets	171,591	172,782
Total assets	$3,043,013	$3,196,546

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Current portion of long-term debt	$609	$10,582
Short-term loans	156,499	295,499
Accounts payable	179,884	187,797
Derivative instruments, at fair value	820,867	350,382
Other current liabilities	164,235	171,057
Total current liabilities	1,322,094	1,015,317

Debentures and medium-term notes	617,458	617,769

Deferred income taxes and investment tax credits	234,974	497,278
Other credits	195,247	191,510

Common stockholders’ equity:
Common stock, no par value, authorized 160,000 shares; shares issued: June 30, 2005 and December 31, 2004, 74,504	358,334	356,892
Treasury stock, shares at cost: June 30, 2005, 13,786; December 31, 2004, 13,473 (net of shares and cost held in trust for deferred compensation of 662, $12,904 and 642, $12,303)	(423,717)	(389,450)
Retained earnings	1,179,591	1,087,577
Accumulated other comprehensive loss	(440,968)	(180,347)
Total common stockholders’ equity	673,240	874,672
Total liabilities and stockholders’ equity	$3,043,013	$3,196,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Equitable Resources, Inc. and its consolidated subsidiaries. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of June 30, 2005, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2004, as well as in “Information Regarding Forward Looking Statements” on page 15 of this document.

B.                        Segment Information

The Company reports its operations in three segments, which reflect its lines of business.  Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income and earnings from nonconsolidated investments.  Interest expense and income taxes are managed on a consolidated basis.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Revenues from external customers:
Equitable Utilities	$137,904	$138,577	$436,972	$419,951
Equitable Supply	112,209	92,509	225,484	191,753
NORESCO	38,837	35,700	77,328	69,626
Less: intersegment revenues (a)	(19,919)	(26,146)	(30,986)	(40,263)
Total	$269,031	$240,640	$708,798	$641,067
Total operating expenses:
Equitable Utilities	$36,386	$33,771	$73,279	$71,577
Equitable Supply	49,039	39,783	96,961	77,497
NORESCO	6,500	6,271	12,724	12,306
Unallocated expenses	15,393	20,076	15,927	21,825
Total	$107,318	$99,901	$198,891	$183,205
Operating income:
Equitable Utilities	$5,682	$11,040	$68,059	$67,000
Equitable Supply	63,170	52,726	128,523	114,256
NORESCO	2,891	3,467	6,596	7,253
Unallocated expenses	(15,393)	(20,076)	(15,927)	(21,825)
Total operating income	$56,350	$47,157	$187,251	$166,684

Reconciliation of operating income to net income:

Earnings (losses) from nonconsolidated investments:
Equitable Supply	$83	$137	$130	$280
NORESCO	6,696	(39,835)	7,874	(39,115)
Unallocated	25	41	67	79
Total	$6,804	$(39,657)	$8,071	$(38,756)

Gain on sale and tender of available-for-sale securities, net	60,819	3,024	60,819	3,024
Gain on exchange of Westport for Kerr-McGee shares	—	217,212	—	217,212
Charitable foundation contribution	—	(18,226)	—	(18,226)
Other income, net	57	576	1,195	576
Minority interest	(307)	(359)	(746)	(729)
Interest expense	11,468	11,503	25,433	23,762
Income taxes	47,936	67,397	90,432	105,126
Net income	$64,319	$130,827	$140,725	$200,897

	June 30, 2005	December 31, 2004
	(Thousands)
Segment Assets:
Equitable Utilities	$1,118,842	$1,201,400
Equitable Supply	1,615,980	1,514,176
NORESCO (b)	228,521	197,201
Total operating segments	2,963,343	2,912,777
Headquarters assets, including cash and short-term investments	79,670	283,769
Total	$3,043,013	$3,196,546

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Expenditures for segment assets:

Equitable Utilities	$11,786	$14,970	$21,573	$29,570
Equitable Supply (c)	59,182	29,329	147,813	50,382
NORESCO	74	164	291	192
Unallocated expenditures	5,910	202	8,765	391
Total	$76,952	$44,665	$178,442	$80,535

(a)           Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)          The Company’s goodwill balance as of June 30, 2005 and December 31, 2004 totaled $51.8 million and is entirely related to the NORESCO segment.

(c)           Capital expenditures for the six months ended June 30, 2005 include $57.5 million for the acquisition of the limited partnership interest in Eastern Seven Partners L.P.

C.                                    Derivative Instruments

Natural Gas Hedging Instruments

The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Exchange-traded instruments are generally settled with offsetting positions but may be settled by delivery or receipt of commodities.  Over the Counter (OTC) arrangements require settlement in cash.  The fair value of these derivative commodity instruments was a $32.3 million asset and a $756.7 million liability as of June 30, 2005, and a $26.8 million asset and a $350.4 million liability as of December 31, 2004.  These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net amount of derivative instruments, at fair value, changed from a net liability of $323.6 million at December 31, 2004 to a net liability of $724.4 million at June 30, 2005, primarily as a result of the increase in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 418.2 Bcf and 432.6 Bcf as of June 30, 2005 and December 31, 2004, respectively, and primarily related to natural gas swaps.  The open swaps at June 30, 2005 had maturities extending through December 2011.

The Company deferred net losses of $441.1 million and $197.3 million in accumulated other comprehensive loss, net of tax, as of June 30, 2005 and December 31, 2004, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $118.1 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of June 30, 2005 will be recognized in earnings during the next twelve months.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

For the three months ended June 30, 2005 and 2004, ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges decreased earnings by approximately $0.5 million and $1.1 million, respectively. These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group.  The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy.

The absolute notional quantities of the futures and swaps held for trading purposes at June 30, 2005 totaled 3.1 Bcf and 49.6 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the six months ended June 30, 2005 (in thousands).

Fair value of contracts outstanding as of December 31, 2004	$481
Contracts realized or otherwise settled	(521)
Other changes in fair value	(280)
Fair value of contracts outstanding as of June 30, 2005	$(320)

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of June 30, 2005.

Net Fair Value of Third Party Contract (Liabilities) Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$32	$1	$—	$—	$33
Prices provided by other external sources (2)	(392)	39	—	—	(353)
Net derivative (liabilities) assets	$(360)	$40	$—	$—	$(320)

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

When the net fair value of any of the swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $178.9 million as accounts receivable in its Condensed Consolidated Balance Sheet as of June 30, 2005.

As part of the purchase of the limited partnership interest in Eastern Seven Partners, L.P. (ESP), as discussed in Note N, the Company assumed derivative liabilities of $47.3 million for the fair value of ESP’s hedges.  These hedges were effectively closed out at acquisition by the purchase of offsetting positions.  The Company does not treat these derivatives as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement No. 133).  The fair value of these derivative instruments at June 30, 2005 was a $41.0 million liability.  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

In May 2005, the Company sold certain non-core gas properties, as discussed in Note N.  As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at these locations by purchasing offsetting positions.  The Company does not treat these derivatives as hedging instruments under Statement No. 133.  The fair value of these derivative instruments at June 30, 2005 was a $23.2 million liability.  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

Variable Share Forward Contracts

In July 2004, the Company entered into three 7.5 year secured variable share forward transactions.  Each transaction had a different counterparty, covered 2.0 million shares of Kerr-McGee Corporation (Kerr-McGee) common stock, contained a collar and permitted receipt of an amount up to the net present value of the floor price prior to maturity.  Upon maturity of each transaction, the Company was obligated to deliver to the applicable counterparty, at the Company’s option, no more than 2.0 million Kerr-McGee shares or cash in an equivalent value.  The collars effectively limited the Company’s cash flow exposure upon the forecasted disposal of 6.0 million Kerr-McGee shares between a blended average floor price of $53.06 per share and a blended average cap price of $100.79 per share.  Each transaction was secured by the underlying Kerr-McGee shares.  A variable portion of the dividends received on the underlying Kerr-McGee shares was to be paid to each counterparty depending upon the hedged position of such counterparty.

In May 2005, the Company terminated the three variable share forward transactions.  In connection with the termination, the Company incurred a termination cost of $95.8 million and sold 4.3 million Kerr-McGee shares to its three counterparties at an average price of $75.43 per share to cover its counterparties’ respective hedged positions.  The Company received $227.4 million in pre-tax proceeds from the sale of the Kerr-McGee shares net of the termination cost.

D.                                    Investments

In April 2005, the Company sold approximately 1.0 million unhedged Kerr-McGee shares for total proceeds of $77.9 million.  The sale of these shares resulted in a pre-tax gain to the Company of $26.7 million.

In May 2005, the three variable share forward transactions were terminated as described in Note C.  The Company concurrently sold 4.3 million Kerr-McGee shares to its three counterparties and received $227.4 million in pre-tax net proceeds at an average price of $75.43 per share.  In addition, the Company unconditionally tendered 1.7 million Kerr-McGee shares at $85.00 per share to Kerr-McGee in connection with Kerr-McGee’s Dutch auction tender offer to purchase its own shares.  Accordingly, as a result of its tender of shares, the Company received approximately $49 million in pre-tax proceeds on the sale of approximately 0.6 million shares.  As of June 30, 2005, the Company holds approximately 1.1 million Kerr-McGee shares, which are held for sale.  Subsequent to the transactions, the Company’s book basis in its remaining Kerr-McGee shares is $49.82 per share, and the tax basis is $23.46 per share.

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

Subsequent to the Kerr-McGee/Westport merger, the Company sold 800,000 Kerr-McGee shares for proceeds of $42.9 million in the second quarter of 2004.  The sale resulted in the Company recognizing a gain of $3.0 million in the second quarter of 2004.

On June 30, 2004, the Company committed to contribute 357,000 Kerr-McGee shares to Equitable Resources Foundation, Inc.  This resulted in the Company recording a charitable foundation contribution expense of $18.2 million during the second quarter of 2004, with a corresponding one-time tax benefit of $6.8 million.

As of June 30, 2005, the investments classified by the Company as available-for-sale include a $86.9 million investment in Kerr-McGee and $24.3 million of debt and equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures through a wholly-owned subsidiary.

In the first six months of 2005, the Company recorded pre-tax dividend income, net of payments to the counterparties, of $1.2 million, which is recorded in other income, net on the Statement of Consolidated Income for the six months ended June 30, 2005.

E.                                      Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Net income	$64,319	$130,827	$140,725	$200,897
Other comprehensive loss:
Net change in cash flow hedges:
Natural gas (Note C)	(50,655)	(18,152)	(243,827)	(68,975)
Interest rate	29	70	58	10
Gain on exchange of Westport stock	—	(143,360)	—	(143,360)
Unrealized gain (loss) on investments, available-for-sale (Note D):
Westport	—	20,277	—	43,731
Kerr-McGee	(43,782)	(1,890)	(16,745)	(1,890)
Other	(7)	(149)	(107)	122
Total comprehensive (loss) income	$(30,096)	$(12,377)	$(119,896)	$30,535

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2005	December 31, 2004
	(Thousands)
Net unrealized loss from hedging transactions	$(441,954)	$(198,185)
Unrealized gain on available-for-sale securities	20,677	37,529
Minimum pension liability adjustment	(19,691)	(19,691)
Accumulated other comprehensive loss	$(440,968)	$(180,347)

F.                                      Stock-Based Compensation

Restricted stock grants in the aggregate amount of 37,450 shares were awarded to various employees during the first six months of 2005.  The related expense recognized during the six-month period ended June 30, 2005 was $1.7 million and is classified as selling, general and administrative expense in the Statements of Consolidated Income.

The Company continually monitors its stock price and relative return in order to assess the impact on the projected payout under each Executive Performance Incentive Program (the “Programs”).  The Company’s share price assumptions used to determine the accrual for the Programs are $68.00 per share (pre-split) at the end of 2005 (for the 2003 Program) and $73.00 (pre-split) per share at the end of 2008 (for the 2005 Program).  The related long-term incentive expenses are included in selling, general and administrative expenses in the Statements of Consolidated Income.  Additionally, a portion of the long-term incentive expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123) to its employee stock-based awards.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Net income, as reported	$64,319	$130,827	$140,725	$200,897
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,717	6,350	11,233	8,875
Deduct: Total stock-based employee compensation expense determined by the fair value method for all awards, net of related tax effects	(9,222)	(7,279)	(12,442)	(10,968)
Pro forma net income	$63,814	$129,898	$139,516	$198,804
Earnings per share:
Basic, as reported	$1.06	$2.11	$2.32	$3.23
Basic, pro forma	$1.05	$2.09	$2.30	$3.20

Diluted, as reported	$1.04	$2.06	$2.27	$3.17
Diluted, pro forma	$1.03	$2.05	$2.25	$3.13

G.                                    Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations, extraordinary items and cumulative effects of accounting changes.

Congress passed the American Jobs Creation Act of 2004 (the Jobs Act), which the President signed into law on October 22, 2004.  During the second quarter of 2005, the Company completed a review of the legislation’s impact. Certain executive compensation plans of the Company currently restrict participant payments to periods when the executive’s compensation is deductible under Section 162(m) of the Internal Revenue Code.  Since the Jobs Act requires deferred compensation to be paid on a date certain, these plans are not compatible with the new law.  As a result of the Company’s review, changes by the Compensation Committee of the Board of Directors to certain executive compensation plans are anticipated to be made this year in order to comply with the new law.  The Company recorded an $11.1 million valuation allowance against the deferred tax benefit associated with the projected payout of these programs due to the anticipated non-deductibility of compensation.

Including this $11.1 million charge, the effective tax rate for the six months ended June 30, 2005 was 39.1%.  The Company currently estimates the annual effective income tax rate to be approximately 37%, or 34.5% excluding the $11.1 million charge. The estimated annual effective income tax rate as of June 30, 2004 was 34.4%.

H.                                    Pension and Other Postretirement Benefit Plans

The Company has defined benefit pension and other postretirement benefit plans covering represented members that generally provide benefits of stated amounts for each year of service.  Effective December 31, 2004, the Company settled the pension obligation of those non-represented employees whose benefits were frozen as of December 31, 2003.  As part of this settlement, the affected employees were provided the option to either roll over the lump-sum value of their cash balance account to the Company’s defined contribution plan, or to receive an insured monthly annuity benefit at the time they retire.  As a result of this settlement, which was accounted for under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), the Company recognized a settlement expense of $13.4 million for the year ended December 31, 2004.  The settlement expense that was recognized for these non-represented employees was primarily the result of accelerated recognition of approximately $11.0 million in previously deferred unrecognized losses.  The Company incurred an additional $0.7 million of settlement expense in the second quarter of 2005 when the settlement was funded for those participants opting to roll over the lump-sum value of their cash balance account to the Company’s defined contribution plan.  The Company expects to incur additional settlement expense in the third quarter of 2005 when the settlement is fully funded for those participants opting the annuity benefit.  All other non-represented employees are participants in a defined contribution plan.

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and six months ended June 30, 2005 and 2004 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Components of net periodic benefit cost
Service cost	$225	$398	$135	$121
Interest cost	1,436	1,743	792	818
Expected return on plan assets	(1,985)	(2,457)	—	—
Amortization of prior service cost	192	235	(10)	(10)
Recognized net actuarial loss	209	187	551	500
Settlement loss	1,725	490	—	—
Net periodic benefit cost	$1,802	$596	$1,468	$1,429

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2005	2004	2005	2004
	(Thousands)
Components of net periodic benefit cost
Service cost	$450	$795	$270	$242
Interest cost	3,134	3,485	1,584	1,637
Expected return on plan assets	(4,091)	(4,914)	—	—
Amortization of prior service cost	383	470	(21)	(21)
Recognized net actuarial loss	489	373	1,103	1,000
Settlement loss	2,181	966	—	—
Net periodic benefit cost	$2,546	$1,175	$2,936	$2,858

The Company did not make a contribution to its defined benefit plan in 2004.  The Company made a cash contribution of approximately $11.1 million to the pension plan in the second quarter of 2005 to fully fund the participants’ cash balance portion of the pension plan which was settled effective December 31, 2004.  This contribution was made so that the participants could transfer the values of their pension benefits to the defined contribution plan.  The Company expects to make an additional contribution later in 2005 in order to purchase annuities for participants choosing to receive benefits under an insurance contract.

I.                                         Recently Issued Accounting Standards

Stock Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R).  This guidance replaced previously existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25).  Under SFAS No. 123(R), an entity must recognize the compensation cost related to employee services received in exchange for all forms of share-based payments to employees, including employee stock options, as an expense in its income statement.  The compensation cost of the award would generally be measured based on the grant-date fair value of the award.  The Company will be required to adopt SFAS No. 123(R) beginning with its 2006 fiscal year.

The Company has determined that the impact of SFAS No. 123(R) will not be material to its financial statements.  In accordance with SFAS No. 123, the Company has historically disclosed the impact on the Company’s net income and earnings per share had the fair value based method been adopted.  Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard on periods presented in these Condensed Consolidated Financial Statements would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note F.

Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47).  This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN No. 47 will be effective for the Company at the end of the fiscal year ended December 31, 2005.  FIN No. 47 is not expected to have a significant impact on the Company’s financial position or results of operations.

Accounting for Uncertain Tax Positions

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.”   The proposed Interpretation would apply to all open tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes,” including those acquired in business combinations, and would be effective for the Company for the fiscal year ending December 31, 2005. The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final rules are issued.

J.                                      International Investments

During the second quarter of 2004, several negative circumstances caused the Company to revisit its international investments for additional impairments and to accelerate its plans to exit the international power generation business.  As a result, the Company performed an impairment analysis of its equity interests in international projects during the second quarter of 2004.  The Company recorded impairment charges totaling $40.2 million in the second quarter of 2004.

These charges included various costs and obligations related to exiting NORESCO’s investments in international power plant projects. These various costs and obligations were reviewed during the first six months of 2005 and were reduced by $7.2 million primarily as a result of bringing the power plant associated with Panama into compliance with local noise restrictions, without incurring costs that had previously been expected, the financial condition of the project, and the elimination of liquidity support.

K.                                    Prepaid Natural Gas Forward Contract

In 2000, the Company entered into two prepaid natural gas sales contracts pursuant to which the Company was required to sell and deliver natural gas during the term of the contracts.  The first contract was for five years; the second contract was for three years and was completed at the end of 2003.  These contracts were recorded as prepaid forward sales and were recognized in income as deliveries occurred.

In June 2004, the Company amended the remaining prepaid natural gas contract, which was viewed as debt by the rating agencies. The amendment required the Company to repay the net present value of the portion of the prepayment related to the undelivered quantities of natural gas in the original contract.  The Company repaid the counterparty $36.8 million, removed the prepaid forward sale from the balance sheet and recorded a loss of $5.5 million in other income, net in the Statements of Consolidated Income for the three and six months ended June 30, 2004, reflecting the difference between the net present value of the underlying quantities and the remaining unamortized balance recorded as deferred revenue.

L.                                     Insurance Settlement

On April 14, 2004, the Company settled a disputed property insurance coverage claim involving the Kentucky West Virginia unit of the Supply segment.  As a result of the settlement, the Company recognized income of approximately $6.1 million for the three and six months ended June 30, 2004.  The insurance proceeds are included in other income, net, in the Statements of Consolidated Income.

M.                                  Office Consolidation / Impairment Charges

In May 2005, the Company completed the relocation of its corporate headquarters and other operations to a newly constructed office building located at the North Shore in Pittsburgh.  The relocation resulted in the early termination of several operating leases and the early retirement of assets and leasehold improvements at several locations.  In accordance with SFAS No. 146 “Accounting for Costs associated with Exit or Disposal Activities” (SFAS No. 146), the Company recognized a loss of $5.3 million on the early termination of operating leases during the three months ended June 30, 2005 for facilities deemed to have no economic benefit to the Company. The Company also recognized a loss on impairment of assets of $2.0 million during the second quarter of 2005 and $0.5 million in the first quarter of 2005 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), associated with the office consolidations.

N.                                    Other Events

In May 2005, the Company announced that it retained Lincoln Partners LLC to assist it in considering strategic alternatives for its NORESCO segment, including but not limited to a sale, merger or other business combination.

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for approximately $147 million.  The proceeds were subject to $5 million of purchase price adjustments.  The sale resulted in a decrease of 59 Bcf of proved developed reserves and 7 Bcf of proved undeveloped reserves.  A small portion of the properties will close upon the receipt of necessary approvals and as of June 30, 2005, the Company had an $11.8 million receivable for proceeds not yet received.

In January 2005, the Company purchased the limited partnership interest in ESP for cash of $57.5 million and assumed liabilities of $47.3 million.  The purchase added approximately 30 Bcfe of reserves.

O.                                   Restricted Cash

A portion of the proceeds from the sale of certain non-core gas properties during the second quarter of 2005 was placed into an escrow account pursuant to a deferred exchange agreement.  This agreement allowed for the use of the funds in a potential like-kind exchange for certain identified assets.  As of June 30, 2005, the balance of restricted cash was $30.0 million.  In July 2005, the restrictions lapsed, as the Company did not identify any eligible replacement properties within the statutory time period, and the cash was made available for operations.

P.                                     Stock Split

On July 13, 2005, the Board of Directors of the Company declared a two-for-one stock split, subject to regulatory approval, payable September 1, 2005, to shareholders of record on August 12, 2005.  In connection with the stock split, the Company amended its articles of incorporation to reflect the increased number of authorized shares of common stock.  All per share amounts of the Company reflected in this document are to be considered pre-split shares.

Q.                                   Share Repurchase Authorization Increase

On July 13, 2005, the Board of Directors of the Company increased the Company’s share repurchase authorization by 3.2 million shares (pre-split) to 25 million shares.

R.                                    Reclassification

Certain previously reported amounts have been reclassified to conform to the 2005 presentation.  These reclassifications did not affect reported net income or cash flows.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “should,” “anticipate,” “estimate,” “forecasts,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling program, production volumes, and earnings.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, the following:

•       the impact of adverse weather conditions on the Company’s Distribution operations and well drilling program

•       the volatility of commodity prices for natural gas and the effect of changing prices on the Company’s hedging and drilling activities, and the collection experience at the Distribution operations

•       the need for and availability and cost of financing

•       the implementation and execution of operational enhancements and cost control initiatives

•       the effect of curtailments or other disruptions in production

•       the substance, timing and availability of regulatory and legislative actions, initiatives and proceedings

•       the Company’s success in implementing acquisition or divestiture activities

•       the ability of the Company to develop, produce, gather, and market reserves, including its ability to substantially increase well drilling activity

•       the inherent uncertainty of gas reserve estimates

•       the ability of the Company to acquire and apply technology to its operations

•       the impact of competitive factors, including consolidation in the utility industry

•       the ability of the Company to maintain good working relations with its represented employees and to retain its key personnel

•       changes in the market price of the common stock of Equitable Resources Corporation and its peer group as well as of
Kerr-McGee Corporation

•       changes in accounting rules or their interpretation, and

•       other factors discussed in other reports filed by the Company from time to time.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

In this report, Equitable (which includes Equitable Resources, Inc. and unless the context otherwise requires, all of its subsidiaries) is at times referred to as “the Company.”

Equitable Resources’ consolidated net income for the quarter ended June 30, 2005 totaled $64.3 million, or $1.04 per diluted share, compared to $130.8 million, or $2.06 per diluted share, reported for the same period a year ago.  Several unusual factors both in 2005 and 2004 impacted the Company’s earnings.  In 2005, the Company sold and tendered for a gain a substantial portion of its
Kerr-McGee shares and reduced its obligations related to its exit from the international power generation market. This was partially offset by impairment charges related to office consolidation and the impact on income taxes from anticipated changes to the executive performance incentive programs as a result of the implementation of the American Jobs Creation Act.  In 2004, the gain recorded as a result of the Westport/Kerr-McGee merger and the proceeds received from an insurance settlement were offset by impairment charges related to the Company’s international investments, the charitable foundation contribution expense, and an amendment of the Company’s prepaid natural gas forward contract.

Operating income for the quarter increased to $56.4 million in 2005 from $47.2 million in 2004 primarily due to an increase in sales volumes from production related to the acquisition of the limited partnership interest in Eastern Seven Partners L.P. (ESP) and an increase in average natural gas prices.  These factors were partially offset by additional expenses related to the operation of ESP, increased operating costs resulting from higher natural gas prices during the second quarter of 2005, impairment charges related to the office consolidation and increased depreciation, depletion and amortization expense from an increase in the unit depletion rate.

Equitable Resources’ consolidated net income for the six months ended June 30, 2005 totaled $140.7 million, or $2.27 per diluted share, compared to $200.9 million, or $3.17 per diluted share, reported for the same period a year ago.  Operating income for the period increased to $187.3 million from $166.7 million, a 12.3% increase. Both the consolidated net income and operating income for the six months ended June 30, 2005 were affected primarily by the factors discussed above.

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. Equitable’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of Equitable’s segments without being obscured by the financial condition, operations and trends for other segments or by the effects of corporate allocations of interest and income taxes.  In addition, management uses these measures for budget planning purposes.

EQUITABLE UTILITIES

OVERVIEW

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

Equitable Utilities’ pipeline business is carried out by Equitrans, L.P., a subsidiary of Equitable Resources.  Equitrans is an interstate natural gas pipeline company and is subject to rate regulation by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938.  Equitrans is engaged in the storage, transmission and gathering of natural gas in Pennsylvania and West Virginia.

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

OUTLOOK

Equitable Gas continues to work with state regulators to shift the manner in which costs are recovered from traditional cost of service rate making to performance-based rate making.  Performance-based incentives provide an opportunity for Equitable Gas to make short-term releases of unutilized pipeline capacity for a fee and to participate in the bundling of gas supply and pipeline capacity for “off-system” sales.  An “off-system” sale involves the purchase and delivery of gas to a customer at mutually agreed-upon points on facilities not owned by the Company.  These revenues are aggregated for reporting purposes within Equitable Utilities’ non-jurisdictional Energy Marketing operations.  Equitable Gas’ performance-based purchased gas cost credit incentive is available through September 2005.  There is also a performance-based incentive that allows Equitable Gas to retain 25% of any revenue generated from services designed to increase the recovery of capacity costs from transportation customers.  This initiative also runs through September 2005.  In addition, a third Pennsylvania Public Utility Commission (PA PUC)-approved performance-based initiative related to balancing services is available through September 2005.  Accordingly, the PA PUC will decide the issue of an extension.  The Company was successful in negotiating a two-year extension of the performance-based initiative related to balancing charges.  However, this settlement as well as the extension of the previously noted performance-based incentives are pending before the Commission. The performance-based initiative related to capacity costs will end in September 2005 by mutual agreement.

Equitable Gas submits quarterly purchased gas cost filings to the PA PUC that are subject to quarterly reviews and an annual audit for prudency by the PA PUC Staff.  The PA PUC’s Bureau of Audits also reviews the accuracy of the Company’s accounting of purchased gas costs and the Company’s reconciliation of gas costs charged to customers.  The PA PUC Bureau of Audits commenced a purchased gas cost audit for the 2002-2003 period in the third quarter of 2004.  In February 2005, the Company received a copy of the Bureau of Audits draft audit report for the 2002-2003 period.  The draft report contained no significant findings.  A final audit report will be submitted to the PA PUC for approval during the third quarter of 2005.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Total operating expenses as a % of net operating revenues	86.5%	75.4%		51.8%	51.7%
Capital expenditures (thousands)	$11,786	$14,970	(21.3)	$21,573	$29,570	(27.0)

FINANCIAL DATA (Thousands)
Utility revenues (regulated)	$73,632	$68,944	6.8	$290,214	$264,633	9.7
Marketing revenues	64,272	69,633	(7.7)	146,758	155,318	(5.5)
Total operating revenues	137,904	138,577	(0.5)	436,972	419,951	4.1
Utility purchased gas costs (regulated)	35,844	28,267	26.8	169,168	140,635	20.3
Marketing purchased gas costs	59,992	65,499	(8.4)	126,466	140,739	(10.1)
Net operating revenues	42,068	44,811	(6.1)	141,338	138,577	2.0
Operating expenses:
Operating and maintenance	14,571	12,289	18.6	28,517	24,406	16.8
Impairment charges	3,841	—	100.0	3,841	—	100.0
Selling, general and administrative (SG&A)	11,234	14,058	(20.1)	27,549	32,421	(15.0)
Depreciation, depletion and amortization (DD&A)	6,740	7,424	(9.2)	13,372	14,750	(9.3)
Total operating expenses	36,386	33,771	7.7	73,279	71,577	2.4
Operating income	$5,682	$11,040	(48.5)	$68,059	$67,000	1.6

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Equitable Utilities’ operating income for the 2005 second quarter totaled $5.7 million as compared to $11.0 million earned in the same period last year.  Net operating revenues were $42.1 million compared to $44.8 million for the same quarter in 2004.  The 6.1% decrease in net operating revenues was mainly due to a $2.0 million decrease in margins from off-system sales in the non-jurisdictional Energy Marketing activity and a $0.6 million decrease in pipeline storage and transportation revenues.

Total operating expenses for the 2005 second quarter totaled $36.4 million compared to $33.8 million in 2004.  Expenses for the 2005 quarter included a $3.8 million loss related to the impairment of certain leased offices, furniture and equipment in connection with the Company’s relocation into its new, consolidated office space and $0.8 million of an enhanced severance program for certain represented employees whose jobs will be eliminated by the implementation of the company’s new automated meter reading process.  Apart from these items, increases in benefits, insurance premiums, gathering operating costs and vehicle fuel and maintenance costs were more than offset by decreases of $3.7 million of the segment’s bad debt expense and $0.7 million in DD&A for the quarter.  Of the decrease in bad debt expense, $2 million was attributable to an above normal reserve rate in the second quarter of 2004, with the balance a result of progress made on collections.

Capital expenditures in the second quarter of 2005 decreased $3.2 million to $11.8 million from $15.0 million over the same period in 2004. The decrease was due to lower pipeline replacement spending in both distribution and transmission operations and lower expenditures for storage enhancements. The Company believes it will achieve its 2005 forecasted capital expenditures of $61 million as stated in the Company’s 2004 Annual Report on Form 10-K.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Equitable Utilities’ operating income for the six months ended June 30, 2005 was $68.1 million, 1.6% higher than the $67.0 million earned for the six months ended June 30, 2004.  Net operating revenues for the six months ended June 30, 2005 increased 2.0% to $141.3 million compared to $138.6 million in 2004.  This increase was a result of increases in margins from operations in the Energy Marketing group related to storage asset optimization opportunities as a result of increased volatility in the natural gas market and increased gathering revenues.  Total operating expenses were $73.3 million for the period as compared to $71.6 million for the same period in 2004 primarily due to $4.6 million of impairment losses and severance expense discussed previously and a $1.5 million increase in benefit expenses.  These increases were offset by a $4.5 million reduction in bad debt expense and a $1.3 million reduction in DD&A resulting from the 2004 changes in asset service life implemented as a result of a study mandated by the PA PUC.

Distribution Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Heating Degree days (30 year normal average: Qtr – 705; YTD – 3,635)	597	520	14.8	3,431	3,445	(0.4)
O&M per customer (a)	$68.9	$73.7	(6.5)	$154.6	$159.0	(2.8)
Volumes (MMcf)
Residential sales and transportation	3,173	3,716	(14.6)	15,546	16,796	(7.4)
Commercial and industrial	4,322	6,089	(29.0)	15,105	17,755	(14.9)
Total throughput	7,495	9,805	(23.6)	30,651	34,551	(11.3)

FINANCIAL DATA (Thousands)
Net operating revenues:
Residential net operating revenues	$17,754	$18,404	(3.5)	$60,915	$63,370	(3.9)
Commercial and industrial net operating revenues	7,408	9,443	(21.6)	28,650	30,216	(5.2)
Other net operating revenues	2,128	1,721	23.6	4,517	3,285	37.5
Total net operating revenues	27,290	29,568	(7.7)	94,082	96,871	(2.9)

Operating expenses (total operating expenses excluding impairment charges & DD&A)	19,353	20,979	(7.8)	43,254	45,045	(4.0)
Impairment charges	2,340	—	100.0	2,340	—	100.0
DD&A	4,664	5,415	(13.9)	9,228	10,733	(14.0)
Operating income	$933	$3,174	(70.6)	$39,260	$41,093	(4.5)

(a)          O&M is defined for this calculation as the sum of operating expenses (total operating expenses excluding DD&A and impairment charges) less other taxes.  Other taxes for the three months ended June 30, 2005 and 2004 totaled $0.7 million and $0.7 million, respectively. Other taxes for the six months ended June 30, 2005 and 2004 totaled $1.3 million and $1.3 million, respectively. As of June 30, 2005 and 2004, Equitable Gas had approximately 271,300 customers and 275,100 customers, respectively.

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Distribution operation’s operating income for the 2005 second quarter totaled $0.9 million as compared to $3.2 million in the same period last year.  Net operating revenues were $27.3 million compared to the $29.6 million for the same quarter of 2004.  This was primarily a result of the transfer of responsibility of commercial and industrial throughput and certain commodity margins related to the agency program to Energy Marketing.  This decrease was partially offset by increased gathering revenues related to further utilization of gathering assets transferred from the Pipeline operations to the Distribution operations during the first quarter of 2004.

Operating expenses excluding DD&A for the second quarter totaled $21.7 million compared to $21.0 million in 2004.  Expenses for the 2005 second quarter included a $2.3 million impairment loss in connection with the Company’s relocation and $0.8 million of an enhanced severance program for certain represented employees.  Apart from these items, increased customer operations staffing, benefits, insurance premiums and vehicle fuel and maintenance costs were more than offset by a $3.7 million decrease in the Distribution operations’ bad debt expense for the quarter, as described previously.  DD&A decreased $0.8 million primarily due to increases in the estimated useful lives for Equitable Gas’ main lines and services lines based on the PA PUC mandated asset service life study.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Distribution operation’s operating income for the six months ended June 30, 2005 was $39.3 million as compared to $41.1 million earned for the six months ended June 30, 2004.  Weather in the distribution service territory for the six months ended June 30, 2005 was 5.6% warmer than the thirty year normal average and substantially unchanged from 2004, as measured in “degree days.” Residential throughput for the period decreased 7.4%, and the impact on revenues was a decrease of $2.3 million. Net operating revenues for the six months ended June 30, 2005, decreased 2.9% to $94.1 million compared to $96.9 million in 2004. This decrease was offset somewhat by increased gathering revenues.

Total operating expenses excluding DD&A were $45.6 million for the period as compared to $45.0 million for the same period in 2004.  The increased operating expenses were due to the $2.3 million lease and asset impairment, increased severance charges and smaller increases in customer operations staffing, benefits, vehicle fuel and maintenance costs described previously. These were offset by a $4.5 million decrease in bad debt expenses as described previously.  Additionally, DD&A expenses decreased $1.5 million, primarily as a result of the PA PUC mandated asset service life study’s findings.

Pipeline Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Transportation throughput (BBtu)	16,445	19,673	(16.4)	32,906	38,634	(14.8)

FINANCIAL DATA (Thousands)
Net operating revenues	$10,498	$11,109	(5.5)	$26,964	$27,127	(0.6)
Operating expenses (Total operating expenses excluding impairment charges and DD&A)	6,104	5,482	11.3	12,102	10,880	11.2
Impairment charges	1,501	—	100.0	1,501	—	100.0
DD&A	2,058	1,967	4.6	4,107	3,932	4.5
Operating income	$835	$3,660	(77.2)	$9,254	$12,315	(24.9)

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Total transportation throughput decreased 3,228 million BBtu, compared to the prior year quarter primarily due to the expiration of two capacity contracts, one with Equitable Gas Company.  Net operating revenues decreased $0.6 million, or 5.5% compared to the second quarter of 2004.  Firm transportation delivery revenues decreased $0.7 million and storage revenues decreased $0.4 million as a result of the expiration of the capacity contracts.  The available capacity was remarketed by Equitrans and ultimately purchased by Equitable Energy, LLC, as lending and parking service.  Revenue on these lending and parking services will be recognized when physical delivery occurs which is expected to occur in the fourth quarter of 2005.  This resulted in the second quarter decrease in transportation and storage revenues for Equitrans.  Offsetting these decreases to a limited extent, gathering revenues increased $0.5 million due to increased volumes over the prior year quarter.

Operating expenses excluding DD&A for the 2005 second quarter totaled $7.6 million in 2005 compared to $5.5 million in 2004, primarily as a result of $1.5 million of expenses related to impairment charges described previously. Smaller increases in the quarter included increased gathering system maintenance expenses and increased cost for benefits and insurance.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Total transportation throughput decreased 5,728 BBtu, or 14.8% compared to the prior year primarily due to a decrease in volumes on the expired capacity contracts.  Because the margin from these firm transportation contracts is generally derived from fixed monthly fees, regardless of the volumes transported, the decreased throughput did not significantly impact net operating revenues.

Net operating revenues for the six months ended June 30, 2005 decreased 0.6% to $27.0 million compared to $27.1 million for the six months ended June 30, 2004.  Decreased firm transportation and storage revenues described previously were almost entirely offset by increased gathering revenues for the six-month period.

Operating expenses excluding DD&A, were $13.6 million for the period as compared to $10.9 million for the same period in 2004.  The increased operating costs were the result of impairment charges, increased maintenance expenses related to gathering operations, and increased benefit and insurance costs described previously.

Energy Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	%	2005	2004	%
FINANCIAL DATA (Thousands)
Net operating revenues	$4,280	$4,134	3.5	$20,292	$14,579	39.2
Operating expenses, excluding DD&A	348	(114)	405.3	710	902	(21.3)
DD&A	18	42	(57.1)	37	85	(56.5)
Operating income	$3,914	$4,206	(6.9)	$19,545	$13,592	43.8

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Energy Marketing’s operating income for the 2005 second quarter totaled $3.9 million as compared to $4.2 million in the same period last year.  Net operating revenues were $4.3 million compared to $4.1 million for the same quarter in 2004.  The increase was primarily due to commercial and industrial margins, which were previously recorded by the Distribution operations, partially offset by decreased off-system sales.

Operating expenses excluding DD&A for the 2005 second quarter increased by approximately $0.5 million as compared to the second quarter of 2004.  This was primarily due to a $0.5 million reserve adjustment in the second quarter of 2004 as a result of a favorable outcome of the associated legal matter.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Energy Marketing’s operating income for the six months ended June 30, 2005 was $19.5 million as compared to $13.6 million earned for the six months ended June 30, 2004.  Net operating revenues increased to $20.3 million compared to $14.6 million for the six months ended June 30, 2004.  Increased volatility in the natural gas market presented more valuable storage asset optimization opportunities in the current year.  Also contributing to the increase were higher commercial and industrial margins, due to the transfer of responsibility for certain agency program customers from the Distribution operations.

Operating expenses excluding DD&A, were $0.7 million for the period as compared to $0.9 million for the same period in 2004.  The decreased operating costs were primarily due to slight decreases in legal expenses and bad debt expense in the current year.

EQUITABLE SUPPLY

OVERVIEW

Equitable Supply’s business consists of two activities, production and gathering, with operations in the Appalachian Basin region of the United States.  Equitable Production develops, produces and sells natural gas and minor amounts of associated crude oil and its associated by-products.  Equitable Gathering engages in natural gas gathering and processing of natural gas liquids.

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for proceeds of approximately $147 million.  The proceeds were subject to $5 million of purchase price adjustments. The sale resulted in a decrease of 59 Bcf of proved developed reserves and 7 Bcf of proved undeveloped reserves.  The sold properties produced approximately 10,000 Mcf per day.  The sold gathering systems consisted of approximately 500 miles of gathering pipeline. A small portion of the properties will close upon the receipt of necessary approvals.  In accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (SFAS No. 19), this sale of only a portion of the gas properties may be treated as a normal retirement with no gain or loss recognized if doing so does not significantly affect the unit of production amortization rate.  Given the size of the transaction, no gain or loss was recognized on the sale.  The unit of production depletion rate (or DD&A rate) will decrease by $0.04 prospectively as a result of this transaction.

In January 2005, the Company purchased the limited partnership interest in ESP for cash of $57.5 million and assumed liabilities of $47.3 million.  The purchase added approximately 30 Bcfe of reserves.

OUTLOOK

Equitable Supply implemented a significant change to its business model in late 2004.  Previously, Equitable Supply attempted to optimize profits by focusing primarily on operating cost minimization and secondarily on a moderate drilling program to maximize profits.  This strategy was based on low price assumptions.  The Company’s new strategy recognizes that, in the current price environment, profit maximization is better achieved by primarily focusing on developing new opportunities, and secondarily focusing on cost control.  The margin leverage from realizable gas prices outweighs the increase in unit cost structure necessary to utilize this strategy.  By providing for a stable base infrastructure for the current natural gas wells, the Company can benefit from the higher gas prices by obtaining accelerated volumes from the current wells and by increasing the number of wells it intends to drill in 2005 and beyond.  The Company expects to drill 440 wells in 2005 compared to 314 in 2004.  Subsequent to the purchase of ESP, the sale of assets mentioned previously and at a NYMEX price of $6.00, the Company believes that it has available on acreage it controls, at least 6,300 net drilling locations on unproved properties. This is in addition to 1,424 net proved undeveloped drilling locations.  The enhanced 2005 drilling program is expected to impact year-over-year volume comparisons late in 2005 and the Company continues to expect sales of 73 Bcf in the current year.  In light of the continuing higher commodity prices, the Company is in the process of re-evaluating its development program hurdle rates, which may result in increased unproved undeveloped drilling locations, reserves and impact the DD&A rate.  The execution of this new model, as anticipated, has resulted in higher operating expense, but the Company remains committed to improving outcomes through actions such as: (1) significantly increasing the Company’s focus on well performance by lowering bottom-hole pressure; (2) accelerating implementation and installation of compressor stations and facilities to lower surface pressure; (3) reducing internal and external curtailments of gas sales; (4) reducing “lost” gas to the minimum level that can be justified economically and not accepting “unaccounted for” gas; and (5) increasing accountability, ownership and attention to detail in the field and engineering areas.  In addition to these actions, the Company continues to focus on ensuring that costs incurred in its gathering activities, both operating and capital, plus a reasonable rate of return on its gathering assets are recovered in rates for transporting gas on its gathering systems.  In certain instances, increasing the rates that Equitable Gathering charges to parties who transport gas on its gathering systems requires regulatory action.  Given the external factors of such regulation, the Company expects the process of increasing gathering rates to extend beyond 2005.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Total sales volumes (MMcfe)	18,494	16,798	10.1	36,822	33,840	8.8
Capital expenditures (thousands) (a)	$59,182	$29,329	101.8	$147,813	$50,382	193.4
FINANCIAL DATA (Thousands)
Production revenues	$89,712	$74,586	20.3	$178,816	$154,015	16.1
Gathering revenues	22,497	17,923	25.5	46,668	37,738	23.7
Total operating revenues	112,209	92,509	21.3	225,484	191,753	17.6

Operating expenses:
Lease operating expense (LOE), excluding production taxes	6,481	5,577	16.2	12,716	9,831	29.3
Production taxes (b)	8,545	5,812	47.0	16,480	11,645	41.5
Gathering and compression (operation and maintenance)	10,301	7,982	29.1	20,197	14,569	38.6
Impairment charges	—	—	—	519	—	100.0
SG&A	7,521	6,623	13.6	14,473	13,620	6.3
DD&A	16,191	13,789	17.4	32,576	27,832	17.0
Total operating expenses	49,039	39,783	23.3	96,961	77,497	25.1
Operating income	$63,170	$52,726	19.8	$128,523	$114,256	12.5
Other income, net	$—	$576		$—	$576
Earnings from nonconsolidated investments	$83	$137		$130	$280

(a)       Capital expenditures for the six months ended June 30, 2005 include $57.5 million for the acquisition of the limited partnership interest in ESP which was separately approved by the Board of Directors of the Company in addition to the total amount originally authorized for the 2005 capital budget program.

(b)      Production taxes include severance and production-related ad valorem taxes.

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Equitable Supply’s operating income for the 2005 second quarter totaled $63.2 million, 19.8% higher than the $52.7 million earned in the same period last year.  Total operating revenues were $112.2 million, $19.7 million higher compared to $92.5 million for the same quarter in 2004.  Production revenues increased $15.1 million quarter over quarter to $89.7 million in 2005 from $74.6 million in 2004.  The increase was primarily due to increased sales volumes as a result of the purchase of ESP and a higher average well-head sales price partially offset by reduced base sales volumes.  Gathering revenues were $4.6 million higher at $22.5 million, compared to $17.9 million in 2004.  The increased gathering revenue was primarily due to increased gathering rates partially offset by decreased gathered volumes.

Total operating expenses for the 2005 second quarter totaled $49.0 million compared to $39.8 million in the 2004 second quarter.  A significant reason for this increase was additional costs of $4.1 million resulting from the purchase of ESP. The $4.1 million of costs were primarily related to lease operating expenses ($1.5 million), DD&A ($1.0 million), production taxes ($1.0 million), and gathering expenses ($0.4 million).  Excluding the ESP costs, the $5.1 million increase in total operating expenses was primarily due to increases of $1.9 million in gathering expenses, $1.6 million in production taxes, $1.2 million in DD&A, and $1.0 million in SG&A related to legal costs and increased franchise taxes partially offset by a decrease of $0.6 million in LOE.

Capital expenditures in the second quarter of 2005 increased $29.9 million to $59.2 million from $29.3 million over the same period in 2004. This increase was due to the enhanced drilling program in 2005 and the commitment to improvements and extensions to gathering system pipelines.

The decrease in other income of $0.6 million was the result of a $6.1 million settlement of a disputed property insurance coverage claim, offset by a $5.5 million expense related to the Company’s amendment of its prepaid forward natural gas contract in 2004, as discussed in Note K to the Company’s Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Equitable Supply’s operating income for the six months ended June 30, 2005 was $128.5 million, 12.5% higher than the $114.3 million earned for the six months ended June 30, 2004.  The segment’s results were favorably impacted by the purchase of ESP, higher realized well-head sales prices and increased gathering revenues, somewhat offset by increased operating expenses.

Total operating revenues for the six months ended June 30, 2005, increased 17.6% to $225.5 million compared to $191.8 million in 2004. This increase was primarily attributable to a higher effective sales price, increased sales volumes as a result of the purchase of ESP, and higher gathering revenues.

Total operating expenses were $97.0 million for the period as compared to $77.5 million for the same period in 2004.  A significant reason for this increase was the additional costs of $7.5 million resulting from the purchase of ESP. The $7.5 million of costs were related to DD&A ($2.5 million), LOE ($2.3 million), production taxes ($2.0 million), and gathering expenses ($0.7 million).  Excluding the ESP costs, the $11.9 million increase in total operating expenses was primarily due to increases of $4.9 million in gathering expenses, $2.8 million in production taxes, $2.3 million in DD&A,  $1.5 million in SG&A and $0.4 million of LOE.  The increase in SG&A costs was related to legal costs and increased franchise taxes.

Equitable Production

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Total sales volumes (MMcfe)	18,494	16,798	10.1	36,822	33,840	8.8
Average (well-head) sales price ($/Mcfe)	$4.77	$4.28	11.4	$4.76	$4.39	8.4

Company usage, line loss (MMcfe)	1,116	1,036	7.7	2,347	2,235	5.0

Natural gas inventory usage, net (MMcfe)	—	41	(100.0)	(51)	(71)	(28.2)

Natural gas and oil production (MMcfe) (a)	19,610	17,875	9.7	39,118	36,004	8.6

LOE, excluding production taxes ($/Mcfe)	$0.33	$0.31	6.5	$0.33	$0.27	22.2
Production taxes ($/Mcfe)	$0.44	$0.33	33.3	$0.42	$0.32	31.3
Production depletion ($/Mcfe)	$0.60	$0.54	11.1	$0.61	$0.54	13.0

DD&A (in thousands):
Production depletion	$11,840	$9,619	23.1	$23,899	$19,441	22.9
Other DD&A	627	604	3.8	1,288	1,178	9.3
Total DD&A	$12,467	$10,223	22.0	$25,187	$20,619	22.2

(a)               Natural gas and oil production represents the Company’s interest in gas and oil production measured at the well-head. It is equal to the sum of total sales volumes, Company usage, line loss, and natural gas inventory.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%

FINANCIAL DATA (Thousands)
Production revenues	$88,178	$71,847	22.7	$175,118	$148,495	17.9
Other revenues	1,534	2,739	(44.0)	3,698	5,520	(33.0)
Total production revenues	89,712	74,586	20.3	178,816	154,015	16.1

Operating expenses:
LOE, excluding production taxes	6,481	5,577	16.2	12,716	9,831	29.3
Production taxes	8,545	5,812	47.0	16,480	11,645	41.5
Impairment charges	—	—	—	312	—	100.0
SG&A	4,065	4,371	(7.0)	8,684	8,989	(3.4)
DD&A	12,467	10,223	22.0	25,187	20,619	22.2
Total operating expenses	31,558	25,983	21.5	63,379	51,084	24.1

Operating income	$58,154	$48,603	19.7	$115,437	$102,931	12.1

Other income, net	$—	$576		$—	$576

Earnings from nonconsolidated investments	$83	$137		$130	$280

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Equitable Production’s operating income for the 2005 second quarter totaled $58.2 million, 19.7% higher than the $48.6 million earned in the same period last year.  Equitable Production’s revenues, which are derived primarily from the sale of produced natural gas, were $89.7 million, $15.1 million higher as compared to $74.6 million for the same quarter in 2004.   The increase was primarily due to increased sales volumes resulting from the purchase of ESP ($9.6 million) and a higher average well-head sales price ($8.2 million) partially offset by reduced base sales volumes ($1.5 million).  Sales volumes increased 2.0 Bcf in the second quarter of 2005 related to the purchase of ESP.  The decrease in base sales volumes was primarily due to extended unexpected maintenance projects on interstate pipelines and the sale of certain Ohio and Pennsylvania assets in the second quarter of 2005.  The decrease in other revenues ($1.2 million) was due to marketing and overhead fees that were previously earned from operating the ESP wells.

Operating expenses for the 2005 second quarter totaled $31.6 million compared to $26.0  million in the 2004 second quarter. This was primarily due to increased production taxes ($2.7 million), DD&A ($2.2 million), and LOE ($0.9 million). The increase in production taxes was a result of increased property taxes ($1.5 million) and severance taxes ($1.2 million).  The increase in property taxes is a direct result of increased prices and sales in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on prior year’s gas commodity prices and sales volumes.  The increase in severance taxes (a production tax directly imposed on the value of gas extracted) is primarily attributable to higher gas commodity prices and sales volumes in the various taxing jurisdictions that impose such taxes.  The increase in DD&A was due to a $0.06 per Mcf increase in the unit depletion rate excluding ESP ($1.0 million) and increased volumes related to the ESP purchase ($1.2 million).  The $0.06 per Mcf increase in the unit depletion rate was primarily the result of the net development capital additions in 2004 on a relatively consistent proved reserve base and the purchase of ESP offset by the sale of certain non-core assets as described previously.  The increase in LOE was the result of the Company’s strategy to focus on current infrastructure as well as increased costs from vendors relative to higher gas prices.   The increase of $0.9 million is due to expenses related to the operations of the interest acquired in ESP and an increase in well surveillance and liability insurance premiums, partially offset by a $1.1 million charge for a Spill Prevention, Control and Countermeasure (SPCC) compliance plan in the second quarter of 2004.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Equitable Production’s operating income for the six months ended June 30, 2005 was $115.4 million, 12.1% higher than the $102.9 million earned for the six months ended June 30, 2004.  Equitable Production’s revenues for the six months ended June 30, 2005 increased 16.1% to $178.8 as compared to $154.0 million in 2004. The increase was primarily due to increased sales volumes resulting from the purchase of ESP ($19.0 million) and a higher average well-head sales price ($12.4 million) partially offset by reduced base sales volumes ($5.3 million). The decrease in other revenues ($1.8 million) was due to marketing and overhead fees that were previously earned from operating the ESP wells.

Total operating expenses were $63.4 million for the period as compared to $51.1 million for the same period in 2004. This increase was primarily due to increased production taxes ($4.8 million), DD&A ($4.6 million), LOE ($2.9 million), and impairment charges ($0.3 million) partially offset by decreased SG&A ($0.3 million). The increase in DD&A was due to a $0.07 per Mcf increase in the unit depletion rate excluding ESP and increased volumes related to the ESP purchase.  The increase in LOE was due to expenses related to the operations of the interest acquired in ESP, increased well maintenance, well surveillance costs, and liability insurance premiums partially offset by a $1.1 million charge for the SPCC compliance plan in the second quarter of 2004.

Equitable Gathering

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Gathered volumes (MMcfe)	28,960	31,305	(7.5)	62,112	63,873	(2.8)
Average gathering fee ($/Mcfe) (a)	$0.78	$0.57	36.8	$0.75	$0.59	27.1
Gathering and compression expense ($/Mcfe)	$0.36	$0.25	44.0	$0.33	$0.23	43.5
Gathering and compression depreciation ($/Mcfe)	$0.12	$0.10	20.0	$0.11	$0.10	10.0

DD&A
Gathering and compression depreciation	$3,401	$3,255	4.5	$6,725	$6,607	1.8
Other DD&A	323	311	3.9	664	606	9.6
Total DD&A	$3,724	$3,566	4.4	$7,389	$7,213	2.4

FINANCIAL DATA (Thousands)
Gathering revenues	$22,497	$17,923	25.5	$46,668	$37,738	23.7
Operating expenses:
Gathering and compression expense	10,301	7,982	29.1	20,197	14,569	38.6
Impairment charges	—	—	—	207	—	100.0
SG&A	3,456	2,252	53.5	5,789	4,631	25.0
DD&A	3,724	3,566	4.4	7,389	7,213	2.4
Total operating expenses	17,481	13,800	26.7	33,582	26,413	27.1
Operating income	$5,016	$4,123	21.7	$13,086	$11,325	15.5

(a)          Revenues associated with the use of pipelines and other equipment to collect, process and deliver natural gas from the field where it is produced, to the trunk or main transmission line.  Many contracts are for a blended gas commodity and gathering price, in which case the Company utilizes standard measures in order to split the price into its two components.

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

Equitable Gathering’s operating income for the 2005 second quarter totaled $5.0 million, 21.7% higher than the $4.1 million earned in the same period last year.  Equitable Gathering’s revenues were $22.5 million, $4.6 million higher as compared to $17.9 million for the same quarter of 2004.  The increase was primarily attributable to a $0.21 per Mcfe increase in the average gathering fee, partially offset by a 2.3 Bcfe decrease in gathered volumes.  The 36.8% rise in the average gathering fee in 2005 was related to Equitable Gathering’s current strategy to migrate to a business model in which Equitable Gathering will charge shippers rates, which will allow the Company to earn a reasonable return on its gathering facilities.  The 7.5% decrease in gathered volumes was primarily due to Equitable Production and third party customer volume shut-ins caused by extended unexpected maintenance projects on interstate pipelines and the sale of certain Ohio and Pennsylvania gathering assets in the second quarter of 2005.

Total operating expenses for the 2005 second quarter totaled $17.5 million compared to $13.8 million in the 2004 quarter. The increase resulted primarily from a 29.1% increase in gathering and compression costs and a 53.5% increase in SG&A.  The $2.3 million increase in gathering and compression costs was primarily attributable to increases in field labor and related employment costs, compressor station operations and repair costs, and compressor electricity charges resulting from newly installed electric compressors.  The increased field labor and related employment costs were due to an increase in headcount related to Equitable Gathering’s recent initiatives to improve compression, gathering, metering and other infrastructure integrity and effectiveness.  Measures taken to support these initiatives, such as the installation of compressor stations and facilities to reduce surface pressure and efforts related to reducing the internal curtailment of gas sales, have increased costs from the levels experienced in the second quarter of 2004.  The increased SG&A was primarily attributable to increased labor and related employment costs and legal fees.  These increased costs have resulted from the Company’s enhanced focus on earning a reasonable rate of return on their gathering assets.  Equitable Gathering continues to pursue recovery of these increased costs to provide gathering services through the rates it charges to its customers.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

Equitable Gathering’s operating income for the six months ended June 30, 2005 was $13.1 million, 15.5% higher that the $11.3 million earned for the six months ended June 30, 2004.  Equitable Gathering’s revenues for the six months ended June 30, 2005, of $46.7 million increased $9.0 million over the prior year’s six months ended June 30, 2004, revenues of $37.7 million.  The increase was primarily attributable to a 27.1% increase in the average gathering fee related to the aforementioned Equitable Gathering business strategy implemented in 2005.  The increase in the average gathering fee was partially offset by a 2.8% decrease in gathered volumes caused by customer volume shut-ins related to extended unexpected maintenance projects on interstate pipelines and the sale of certain Ohio and Pennsylvania gathering assets in the second quarter of 2005.

Total operating expenses were $33.6 million for the period as compared to $26.4 million for the same period in 2004.  The increase resulted primarily from a $5.6 million increase in gathering and compression costs and a $1.2 million increase in SG&A.  The increased gathering and compression costs were primarily attributable to increased field labor and related employment costs, compressor station operation and repair costs, and compressor electricity charges resulting from newly installed electric compressors.  The operating expense increases are consistent with the Company’s strategic decision late in 2004 to focus on improving gathering and compression and metering effectiveness.

NORESCO

OVERVIEW

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

OUTLOOK

NORESCO’s backlog at the end of the second quarter declined to $63 million due to delays in federal government contracting since the enabling legislation was re-established in September 2004.  NORESCO signed contracts with total sales values of $9 million in the second quarter of 2005 and $36 million during the first six months of 2005.  One of the contracts signed in the second quarter of 2005 was a new Federal Energy Savings Performance Contract, which is the first such contract signed by NORESCO since the enabling legislation was re-established.

The Company announced that it retained Lincoln Partners LLC to assist it in considering strategic alternatives for its NORESCO segment, including but not limited to a sale, merger, or other business combination.  The Company expects that a strategic alternative will not only allow NORESCO to more successfully leverage its market opportunities but will also allow Equitable to focus on opportunities in its Utilities and Supply segments.

NORESCO

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	%	2005	2004	%
OPERATIONAL DATA
Revenue backlog, end of period (thousands)	$62,506	$97,163		$62,506	$97,163
Gross profit margin	24.2%	27.3%		25.0%	28.1%
SG&A as a % of revenue	16.1%	16.9%		15.8%	17.0%

Capital expenditures (thousands)	$74	$164		$291	$192

FINANCIAL DATA (Thousands)
Energy service contract revenues	$38,837	$35,700	8.8	$77,328	$69,626	11.1
Energy service contract costs	29,446	25,962	13.4	58,008	50,067	15.9
Net operating revenue (gross profit margin)	9,391	9,738	(3.6)	19,320	19,559	(1.2)

Operating expenses:
SG&A	6,243	6,021	3.7	12,218	11,805	3.5
DD&A	257	250	2.8	506	501	1.0
Total operating expenses	6,500	6,271	3.7	12,724	12,306	3.4

Operating income	$2,891	$3,467	(16.6)	$6,596	$7,253	(9.1)

Earnings (losses) from nonconsolidated investments:

International investments	$6,688	$(39,850)		$7,847	$(39,134)
Other	$8	$15		$27	$19
Minority interest	$(307)	$(359)		$(746)	$(729)

Three Months Ended June 30, 2005

vs. Three Months Ended June 30, 2004

NORESCO’s operating income for the 2005 second quarter totaled $2.9 million as compared to $3.5 million earned in the same period last year. The decrease was primarily due to an early termination of an operations contract in 2004 for $0.3 million and an increase in project development expenses in 2005 for $0.3 million.

NORESCO’s total revenues were $38.8 million compared to $35.7 million for the second quarter of 2004.  The increase was primarily due to increased construction activity of non-federal projects.  NORESCO’s gross profit margin decreased to $9.4 million for the second quarter of 2005 compared to $9.7 million during the second quarter of 2004.  Gross profit margin as a percentage of revenue decreased to 24.2% in the second quarter of 2005 from 27.3% in the second quarter of 2004, reflecting a change in the mix of projects constructed during those three-month periods.

During the second quarter of 2005, NORESCO continued to evaluate its future obligations associated with exiting the international market and as a result reduced these obligations by $6.7 million.  See Note J to the Condensed Consolidated Financial Statements for further discussion.

Revenue backlog decreased $34.7 million to $62.5 million on June 30, 2005 from $97.2 million on June 30, 2004.  This decrease in backlog was primarily due to the failure to enter into new federal government contracts.

Six Months Ended June 30, 2005

vs. Six Months Ended June 30, 2004

NORESCO’s operating income for the six months ended June 30, 2005 was $6.6 million as compared to $7.3 million in the same period last year.  The decrease in 2005 was primarily due to increased project development expenses and a reduction in revenues from operations activities.

NORESCO’s total revenue for the six months ended June 30, 2005 increased by $7.7 million to $77.3 million from $69.6 million, primarily due to increased construction activity on non-federal projects.  NORESCO’s gross profit margin decreased to $19.3 million compared to $19.6 million in the same period last year due to reduced revenues from operations activities.  Gross profit margin as a percentage of revenue decreased to 25.0% in 2005 from 28.1% in 2004 reflecting a change in the mix of projects constructed during that period.

During the second quarter of 2004, several negative circumstances caused the Company to evaluate its international investments for additional impairments and to accelerate its plans to exit its international operations.  As a result, the Company recorded impairment charges totaling $40.2 million in the second quarter of 2004.  NORESCO continues to evaluate these obligations for changes in conditions. NORESCO reduced these obligations by $0.5 and $6.7 million respectively, during the first and second quarters of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows used in operating activities during the first six months of 2005 totaled $63.4 million, compared to $170.4 million provided by operating activities in the prior year period, a net increase of $233.8 million in cash flows used in operating activities.  The Company’s net cash used in operating activities from a liquidity standpoint was primarily affected by four items.

The increase in cash used in operating activities was primarily the result of $107.9 million of increased cash remittances to financial institutions for margin deposit requirements on the Company’s natural gas swap agreements.  When the net fair value of any of the swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  These threshold amounts are subject to adjustment as defined in the agreements with the counterparties based on factors including changes in the Company’s debt ratings and net worth.  The Company recorded such deposits in the amount of $178.9 million as accounts receivable in its Condensed Consolidated Balance Sheet as of June 30, 2005.

The Company’s tax payments increased in the first six months of 2005 by $110.1 million over the comparable 2004 period as a result of the sale of the Kerr-McGee shares for a significant gain.  See Note D to the Condensed Consolidated Financial Statements for additional information on the sales of Kerr-McGee shares.

During the first six months of 2005, the Company paid out the 276,000 stock units that vested December 31, 2004 under the Company’s 2002 Executive Performance Incentive Program. This payment totaled approximately $16.7 million.  There were no such payouts during the first six months of 2004.

The Company also experienced smaller reductions in its inventory balance during the first six months of 2005 as compared to the same period of 2004.  This was a result of increases in inventory on hand for the Utilities segment’s energy marketing activities.

Offsetting these increases in cash used in operating activities during the first six months of 2005 was a decrease in cash during the first six months of 2004 resulting from the Company’s amendment of a prepaid forward gas sales contract in June 2004.  As a result of this amendment, the Company paid the counterparty to the contract the net present value of the portion of the prepayment related to the undelivered quantities of natural gas in the original contract.  This resulted in a decrease to cash from operations during the first six months of 2004 of $36.8 million.

Investing Activities

Cash flows provided by investing activities in the first six months of 2005 were $275.9 million compared to $79.7 million used in investing activities in the same period of the prior year.  The change from the prior year was attributable to proceeds of $354.3 million received from the sale and tender of approximately 5.9 million shares of the Company’s investment in Kerr-McGee during the second quarter of 2005. Additionally, the Company received proceeds of $130.2 million from the sale of properties during the second quarter of 2005.  Proceeds totaling $30.0 million from this sale were held in a restricted cash account as of June 30, 2005.  The Company expended $57.5 million in capital expenditures for the acquisition of the limited partnership interest in ESP and $120.9 million in other capital expenditures.

Financing Activities

Cash flows used in financing activities during the first six months of 2005 were $212.5 million compared to $123.4 million used in the prior year period.  The increase in cash used was primarily attributable to a reduction in short-term borrowings through the use of proceeds received from the sale of Kerr-McGee shares as discussed previously and an increase in dividends paid.  The cash outflows were partially offset by decreased repayments of long-term debt.  During the six months ended June 30, 2005, the Company repurchased 0.9 million shares of Equitable Resources, Inc. common stock as part of its share repurchase program.

The Company believes that as of June 30, 2005 it has adequate borrowing capacity to meet its financing requirements and that the cash generated by operations, together with its borrowing capacity, will be adequate to meet the Company’s cash obligations.  The Company maintains, with a group of banks, a three-year revolving credit agreement providing $500 million of available credit that expires in October 2006.  The Company has board authority to arrange for a commercial paper program up to $650 million.  The amount of commercial paper outstanding at June 30, 2005 was  $156.5 million.

On July 13, 2005, the Board of Directors of Equitable Resources declared a two-for-one stock split, subject to regulatory approval, payable September 1, 2005, to shareholders of record on August 12, 2005.  In connection with the stock split, the Company amended and restated its articles of incorporation effective July 18, 2005 to reflect the increased number of authorized shares of common stock.  Also on July 13, 2005, the Board of Directors of Equitable Resources increased the Company’s share repurchase authorization by 3.2 million shares (pre–split) to 25 million shares.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company. Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Unsecured
	Medium-Term	Commercial
Rating Service	Notes	Paper
Moody’s Investors Service	A-2	P-1
Standard & Poor’s Ratings Services	A -	A-2

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade the Company’s ratings, particularly below investment grade, it may significantly limit the Company’s access to the commercial paper market and borrowing costs would increase.  In addition, the Company would likely be required to pay a higher interest rate in future financings, incur increased margin deposit requirements, and the potential pool of investors and funding sources would decrease.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  As of June 30, 2005, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices.  The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and Over the Counter (OTC) natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.

The approximate volumes and prices of the Company’s hedges and fixed price contracts for 2005 through 2007 are:

	2005**	2006	2007
Volume (Bcf)	30	59	56
Average Price per Mcf (NYMEX)*	$4.89	$4.77	$4.74

* The above price is based on a conversion rate of 1.05 MMbtu/Mcf

** July through December

With respect to hedging the Company’s exposure to changes in natural gas commodity prices, the Company’s current hedged position provides price protection for a substantial portion of expected production for the years 2005 through 2008, and a significant portion of expected equity production for the years 2009 through 2011.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is less than $0.01 per diluted share for the remainder of 2005 and approximately $0.01 to $0.03 per diluted share per year for 2006 through 2008.  The preponderance of derivative commodity instruments utilized by the Company tend to be fixed price swaps or NYMEX-traded forwards.  This approach avoids the higher cost of option instruments but limits the upside potential.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.  See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion.

Commitments and Contingencies

The Company has annual commitments of approximately $29.8 million for demand charges under existing long-term contracts with pipeline suppliers for periods extending up to approximately eleven years, as of June 30, 2005, which relate to natural gas distribution and production operations.  However, approximately $19.3 million of these costs are recoverable in customer rates.

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

In the second quarter of 2004, the Company established a liability for a guarantee in the amount of $5.8 million in support of a 50% owned non-recourse financed energy project in Panama.  The guarantee covers a project loan debt service requirement.  The Company reduced this liability by $2.9 million during the second quarter of 2005 due to the anticipated award of a new contract to sell electricity that will provide this project with greater cash flow for the power plant and less reliance on the Company’s line of credit guarantee.

Investment in Kerr-McGee Corporation

In 2004, the Company received 8.2 million shares of Kerr-McGee as a result of the merger between Westport Resources Corporation (Westport) and Kerr-McGee. Subsequently, the company executed several transactions associated with the received Kerr-McGee shares.  See Notes C & D to the Company’s Condensed Consolidated Financial Statements for a further discussion of the transactions. The Company currently holds approximately 1.1 million shares, which are considered available-for-sale.

Incentive Compensation

The Company has shifted its compensation focus from stock options to performance-based stock units and time-restricted stock awards.  Management and the Board of Directors believe that such an incentive compensation approach more closely aligns management’s incentives with shareholder rewards than is the case with traditional stock options.  The Company has long utilized time-restricted stock in its compensation plans, but only began issuing performance-restricted units in 2002 and has now fully transitioned to a long-term incentive approach that is limited to performance-restricted stock or units and time-restricted stock.  No stock options have been awarded since 2003.

The Company recorded the following incentive compensation expense for the periods indicated below:

	Six Months Ended June 30,
	2005	2004
	(Millions)
Short-term incentive compensation expense	$6.3	$15.2
Long-term incentive compensation expense	17.1	13.4
Total incentive compensation expense	$23.4	$28.6

The long-term incentive compensation expenses are primarily associated with Executive Performance Incentive Programs (“the Programs”) that were instituted starting in 2002.  As a result of the Company’s share appreciation during both the second quarter of 2004 and the second quarter of 2005, the Company recognized an increase in these long-term incentive expenses over prior periods.  The long-term incentive expenses during the first six months of 2005 were higher than the long-term incentive expenses during the same period of 2004 primarily due to a greater number of shares granted and a higher estimated share price for the Programs being expensed during 2005 as compared to 2004.

The Company continually monitors its stock price and relative return in order to assess the impact on the ultimate payouts under the Programs.  These long-term incentive plan expenses are included in selling, general and administrative expenses in the Statements of Consolidated Income.  Additionally, the long-term incentive plan expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note F to the Condensed Consolidated Financial Statements for further discussion of the Programs.

As a result of the Westport / Kerr-McGee merger during the second quarter of 2004, the Company recorded a significant increase in net income.  Accordingly, the short-term incentive compensation expense was significantly increased.  The Compensation Committee subsequently exercised its discretion to reduce the payouts under the program.

Dividend

On July 13, 2005, the Board of Directors declared a regular quarterly cash dividend of 42 cents per share (pre— split), payable September 1, 2005, to shareholders of record on August 12, 2005.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2005.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Equitable Resources, Inc. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company through the Equitable Supply segment and the unregulated marketing group within the Equitable Utilities segment.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses simple, non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored.  The Company also enters into energy trading contracts to leverage its assets and limit the exposure to shifts in market prices.  The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

For derivative commodity instruments held for trading purposes, the marketing group will engage in financial transactions also subject to policies that limit the net positions to specific value at risk limits.  The financial instruments currently utilized by the Company include forward contracts and swap agreements, which may require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity.  The Company also considers options and other contractual agreements in determining its commodity hedging strategy.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2005, the Company continued to execute its hedging strategy by utilizing forward contracts and swap agreements covering approximately 292.1 Bcf of natural gas.  These derivatives have hedged a portion of expected equity production through 2011.  See the “Commodity Risk Management” section contained in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A decrease of 10% in the market price of natural gas from the June 30, 2005 levels would increase the fair value of natural gas instruments by approximately $223.0 million.  An increase of 10% in the market price of natural gas would decrease the fair value by the same amount.

With respect to the derivative commodity instruments held by the Company for trading purposes as of June 30, 2005, an increase or decrease of 10% in the market price of natural gas from the June 30, 2005 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2005.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative commodity contracts. This credit exposure is limited to derivative commodity instruments with a positive fair value.  The Company believes that NYMEX traded futures contracts have minimal credit risk because futures exchanges are the counterparties.  The Company manages the credit risk of the other derivative commodity instruments by limiting dealings to those counterparties who meet the Company’s criteria for credit and liquidity strength.

See Note C regarding Derivative Instruments in the notes to the Condensed Consolidated Financial Statements and the “Commodity Risk Management” section contained in the Capital Resources and Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further information.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in Part II Item 1. Legal Proceedings in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred in the three months ended June 30, 2005.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

April 2005 (April 1 – April 30)	128,242	$57.39	125,000	2,361,700

May 2005 (May 1 – May 31)	97,482	$59.67	76,300	2,285,400

June 2005 (June 1 – June 30)	373,245	$67.00	358,800	1,926,600

Total	598,969		560,100

(a)                                  Includes 31,593 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 7,276 shares for Company-directed purchases made by the Company’s 401(k) plans.  All other purchases were open market purchases made pursuant to the Company’s publicly disclosed repurchase program.  The Company routinely enters into “10b5-1 plans,” or trading plans, to facilitate continuity of its share repurchase program through earnings blackout periods.

(b)                                 Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 21.8 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000 and April 15, 2004.  On July 13, 2005, Equitable’s Board of Directors authorized and publicly announced an increase to the share repurchase program of 3.2 million shares (pre-split) to a maximum of 25 million shares and no expiration date.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 13, 2005.

b)	Brief description of matters voted upon:

(1)	Elected the named director to serve a two-year term expiring 2007 as follows:

Director	Shares Voted For	Shares Withheld
Vicky A. Bailey	51,033,442	1,210,334

Elected the named directors to serve three-year terms expiring 2008 as follows:

Director	Shares Voted For	Shares Withheld

Phyllis A. Domm, Ed.D.	51,014,449	1,229,327
David L. Porges	50,843,373	1,400,403
James E. Rohr	50,733,210	1,510,566
David S. Shapira	50,846,053	1,397,723

The following Directors terms continued after the Annual Meeting of Shareholders:
until 2006 –Thomas A. McConomy, Barbara S. Jeremiah, and Lee T. Todd, Jr., Ph.D.
until 2007 - Murry S. Gerber, George L. Miles, Jr., and James W. Whalen

(2)	Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2005. Vote was 51,468,261 shares for; 661,407 shares against and 114,108 shares abstained.

Item 6.  Exhibits

3.01	Equitable Resources, Inc.’s Restated Articles of Incorporation (amended through 7/18/05)

31.1	Certification by Murry S. Gerber pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by David L. Porges pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32	Certification by Murry S. Gerber, David L. Porges, and Philip P. Conti pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

	By:	/s/ David L. Porges
David L. Porges
Vice Chairman and Executive Vice President,
Finance and Administration

Date: July 28, 2005

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

3.01	Equitable Resources, Inc.’s Restated Articles of Incorporation (amended through 7/18/05)	Filed as Exhibit 3.01 to Form 8-K filed on July 18, 2005

31.1	Certification by Murry S. Gerber pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed Herewith

31.2	Certification by David L. Porges pursuant to Rule 13a-14(a) or Rule 15d-14(a)	Filed Herewith

32	Certification by Murry S. Gerber, David L. Porges, and Philip P. Conti pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith