Form 10-Q
period 2006-03-31
EQUITABLE RESOURCES INC /PA/
filed 2006-04-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common stock, no par value	120,575,748 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Index

Part I.	Financial Information:

Item 1.	Financial Statements (Unaudited):

Statements of Consolidated Income for the Three Months Ended March 31, 2006 and 2005

Statements of Condensed Consolidated Cash Flows for the Three Months Ended March 31, 2006 and 2005

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Thousands, except per share amounts)
Operating revenues	$430,119	$401,276
Cost of sales	208,817	188,731
Net operating revenues	221,302	212,545

Operating expenses:
Operation and maintenance	23,604	23,843
Production	16,119	14,170
Selling, general and administrative	29,705	23,627
Office consolidation impairment charges	—	519
Depreciation, depletion and amortization	24,217	23,190
Total operating expenses	93,645	85,349

Operating income	127,657	127,196

Equity in earnings of nonconsolidated investments	174	89

Other income, net	—	1,138

Interest expense	12,957	12,187

Income from continuing operations before income taxes	114,874	116,236
Income taxes	42,515	41,445
Income from continuing operations	72,359	74,791
Income from discontinued operations, net of tax of $1,051	—	1,615
Net income	$72,359	$76,406

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	119,579	121,424
Income from continuing operations	$0.61	$0.62
Income from discontinued operations	—	0.01
Net income	$0.61	$0.63
Diluted:
Weighted average common shares outstanding	121,789	124,350
Income from continuing operations	$0.59	$0.60
Income from discontinued operations	—	0.01
Net income	$0.59	$0.61
Dividends declared per common share	$0.21	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income	$72,359	$76,406
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1,615)
Provision for losses on accounts receivable	2,934	5,542
Depreciation, depletion, and amortization	24,217	23,190
Office consolidation impairment charges	—	519
Deferred income taxes	8,234	2,624
Excess tax benefits from share-based payment arrangements	(5,601)	—
Decrease in inventory	100,874	99,304
Decrease in accounts receivable and unbilled revenues	67,266	11,921
Decrease (increase) in margin deposits	132,201	(138,424)
Decrease in accounts payable	(67,211)	(19,569)
Changes in other assets and liabilities	(29,346)	(11,299)
Total adjustments	233,568	(27,807)
Net cash provided by continuing operating activities	305,927	48,599
Net cash used by discontinued operating activities	—	(15,021)
Net cash provided by operating activities	305,927	33,578

Cash flows from investing activities:
Capital expenditures	(70,634)	(43,773)
Investment in available-for-sale securities	(94)	(3,448)
Purchase price adjustment for sale of NORESCO	(3,124)	—
Purchase of interest in Eastern Seven Partners, L.P.	—	(57,500)
Net cash used in continuing investing activities	(73,852)	(104,721)
Net cash provided by discontinued investing activities	—	2,783
Net cash used in investing activities	(73,852)	(101,938)

Cash flows from financing activities:
Dividends paid	(25,176)	(22,935)
Purchase of treasury stock	—	(17,130)
Proceeds from exercises under employee compensation plans	15,851	3,038
Excess tax benefits from share-based payment arrangements	5,601	—
(Decrease) increase in short-term loans	(298,300)	96,500
Net cash (used in) provided by continuing financing activities	(302,024)	59,473
Net cash provided by discontinued financing activities	—	9,603
Net cash (used in) provided by financing activities	(302,024)	69,076

Net (decrease) increase in cash and cash equivalents	(69,949)	716
Cash and cash equivalents at beginning of period	74,966	—
Cash and cash equivalents at end of period	$5,017	$716

Cash paid during the period for:
Interest, net of amount capitalized	$14,255	$16,968
Income taxes, net of refund	$349	$12,015

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,017	$74,966
Accounts receivable (less accumulated provision for doubtful accounts: March 31, 2006, $28,318; December 31, 2005, $23,329)	197,508	249,397
Unbilled revenues	40,647	58,958
Margin deposits with financial institutions	185,631	317,832
Inventory	189,047	289,921
Derivative instruments, at fair value	30,783	42,899
Prepaid expenses and other	44,095	60,732
Assets held for sale from discontinued operations	2,518	2,518
Total current assets	695,246	1,097,223
Equity in nonconsolidated investments	35,421	35,555
Property, plant and equipment	3,296,817	3,236,097
Less: accumulated depreciation and depletion	1,175,637	1,152,892
Net property, plant and equipment	2,121,180	2,083,205
Investments, available-for-sale	26,458	25,194
Other assets	97,672	101,108
Total assets	$2,975,977	$3,342,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Short-term loans	67,000	365,300
Accounts payable	175,407	242,618
Derivative instruments, at fair value	942,424	1,264,204
Other current liabilities	143,351	217,374
Total current liabilities	1,331,182	2,092,496

Debentures and medium-term notes	763,434	763,434

Deferred income taxes and investment tax credits	157,818	24,042
Other credits	107,801	107,845

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: March 31, 2006 and December 31, 2005, 149,008	361,771	358,684
Treasury stock, shares at cost: March 31, 2006, 28,431; December 31, 2005, 29,102 (net of shares and cost held in trust for deferred compensation of 137, $2,344 and 142, $2,429)	(485,682)	(496,511)
Retained earnings	1,295,078	1,247,895
Accumulated other comprehensive loss	(555,425)	(755,600)
Total common stockholders’ equity	615,742	354,468
Total liabilities and stockholders’ equity	$2,975,977	$3,342,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Equitable Resources, Inc. and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of March 31, 2006, and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005.

Certain Condensed Consolidated Financial Statements and related footnote disclosures have been reclassified to reflect the operating results and cash flows of the discontinued NORESCO segment for the three month period ended March 31, 2005, as discontinued operations.  Additionally, certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2005, as well as in “Information Regarding Forward Looking Statements” on page 16 of this document.

B.                        Segment Information

The Company reports its operations in two segments, which reflect its lines of business.  The Equitable Utilities segment’s operations comprise the sale and transportation of natural gas to customers at state-regulated rates, interstate pipeline gathering, transportation and storage of natural gas subject to federal regulation, the unregulated marketing of natural gas and limited trading activities.  The Equitable Supply segment’s activities comprise the development, production, gathering, marketing and sale of natural gas and a small amount of associated oil and the extraction and sale of natural gas liquids.  In December 2005, the Company discontinued and sold the operations of its NORESCO segment, which provided energy efficiency solutions to customers including governmental, military, institutional, commercial and industrial end-users.

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income, equity in earnings of nonconsolidated investments and other income, net.  Interest expense and income taxes are managed on a consolidated basis.  Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from continuing operations and assets are generated or located in the United States.

Effective January 1, 2006, certain gathering systems consisting of 1,400 miles of pipeline and related facilities with approximately 13.3 Bcf of annual throughput were transferred from Equitable Supply to Equitable Utilities for segment reporting purposes.  The effect of the transfer is not material to the results of operations or financial position of the Equitable Utilities or Equitable Supply segments; segment results have not been restated for this transfer.

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Revenues from external customers:
Equitable Utilities	$334,698	$299,068
Equitable Supply	122,449	113,275
Less: intersegment revenues (a)	(27,028)	(11,067)
Total	$430,119	$401,276
Total operating expenses:
Equitable Utilities	$37,831	$36,893
Equitable Supply	50,466	47,922
Unallocated expenses (b)	5,348	534
Total	$93,645	$85,349
Operating income:
Equitable Utilities	$61,022	$62,377
Equitable Supply	71,983	65,353
Unallocated expenses	(5,348)	(534)
Total	$127,657	$127,196

Reconciliation of operating income to net income:

Equity in earnings of nonconsolidated investments:
Equitable Supply	$106	$47
Unallocated	68	42
Total	$174	$89

Other income, net (c)	—	1,138
Interest expense	12,957	12,187
Income taxes	42,515	41,445
Income from continuing operations	72,359	74,791
Income from discontinued operations, net of tax of $1,051	—	1,615
Net income	$72,359	$76,406

	March 31,	December 31,
	2006	2005
	(Thousands)
Segment Assets:
Equitable Utilities	$1,237,545	$1,412,215
Equitable Supply	1,720,893	1,844,883
Total operating segments	2,958,438	3,257,098
Headquarters assets, including cash and short-term investments	15,021	82,669
Total operating assets	2,973,459	3,339,767
Assets held for sale from discontinued operations	2,518	2,518
Total assets	$2,975,977	$3,342,285

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Expenditures for segment assets:
Equitable Utilities	$15,454	$9,787
Equitable Supply (d)	53,912	88,631
Unallocated expenditures	1,268	2,855
Total	$70,634	$101,273

(a)          Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)         Unallocated expenses for the three months ended March 31, 2006 are primarily due to executive compensation.

(c)          Unallocated other income, net for the three months ended March 31, 2005 relates to pre-tax dividend income of $1.1 million for the 7.0 million Kerr-McGee Corporation shares held by the Company as of March 31, 2005.

(d)         Capital expenditures for the three months ended March 31, 2005 include $57.5 million for the acquisition of the 99% limited partnership interest in Eastern Seven Partners, L.P.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Exchange-traded instruments are generally settled with offsetting positions.  Over the Counter (OTC) arrangements require settlement in cash.  The fair value of these derivative commodity instruments was a $30.4 million asset and a $898.1 million liability as of March 31, 2006, and a $36.0 million asset and a $1.2 billion liability as of December 31, 2005.  These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net amount of derivative instruments, at fair value, changed from a net liability of $1.2 billion at December 31, 2005 to a net liability of $867.7 million at March 31, 2006, primarily as a result of the decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 439.9 Bcf and 383.5 Bcf as of March 31, 2006 and December 31, 2005, respectively, and primarily related to natural gas swaps.  The open positions at March 31, 2006 had maturities extending through December 2013.

The Company deferred net losses of $541.6 million and $741.0 million in accumulated other comprehensive loss, net of tax, as of March 31, 2006 and December 31, 2005, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $156.6 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of March 31, 2006 will be recognized in earnings during the next twelve months.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

For the three months ended March 31, 2006 and 2005, ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges decreased earnings by approximately $0.7 million and $0.1 million, respectively.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group.  The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy.

The absolute notional quantities of the futures and swaps held for trading purposes at March 31, 2006 totaled 1.9 Bcf and 24.3 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the three months ended March 31, 2006 (in thousands).

Fair value of contracts outstanding as of December 31, 2005	$(330)
Contracts realized or otherwise settled	(307)
Other changes in fair value	697
Fair value of contracts outstanding as of March 31, 2006	$60

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of March 31, 2006.

Net Fair Value of Third Party Contract Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$22	$—	$—	$—	$22
Prices provided by other external sources (2)	19	19	—	—	38
Net derivative assets	$41	$19	$—	$—	$60

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

When the net fair value of any of the swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $185.6 million as margin deposits with financial institutions in its Condensed Consolidated Balance Sheet as of March 31, 2006.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company was not required to make a margin deposit to a corresponding broker as of March 31, 2006.

The fair value of derivative instruments assumed as part of the purchase of the limited partnership interest in Eastern Seven Partners, L.P. (ESP) in January 2005 was a $25.2 million liability at March 31, 2006.  The fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $19.1 million liability at March 31, 2006.  The Company does not treat these derivatives as hedging instruments under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.  See Note L for further discussion of the related transactions.

D.        Investments

As of March 31, 2006, the investments classified by the Company as available-for-sale consist of approximately $26.5 million of equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures.

Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

In the first quarter of 2005, the Company recorded dividend income on its investment in Kerr-McGee Corporation of $1.1 million, which is recorded in other income, net on the Statement of Consolidated Income for the three months ended March 31, 2005.

E.             Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, was as follows:

	Three Months Ended March 31,
	2006	2005
	(Thousands)
Net income	$72,359	$76,406
Other comprehensive income (loss):
Net change in cash flow hedges:
Natural gas (Note C)	199,391	(193,172)
Interest rate	29	29
Unrealized gain on investments, available-for-sale:
Kerr-McGee	—	93,829
Other	755	(100)
Unrealized loss on collars on hedged Kerr-McGee shares	—	(66,792)
Total comprehensive income (loss)	$272,534	$(89,800)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2006	2005
	(Thousands)
Net unrealized loss from hedging transactions	$(542,384)	$(741,804)
Unrealized gain on available-for-sale securities	2,325	1,570
Minimum pension liability adjustment	(15,366)	(15,366)
Accumulated other comprehensive loss	$(555,425)	$(755,600)

F.         Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006.  The Company previously accounted for share-based compensation transactions using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  Under SFAS No. 123R, an entity must recognize the compensation cost related to employee services received in exchange for all forms of share-based payments to employees, including employee stock options, as an expense in its income statement.  The compensation cost of the award is generally measured based on the grant-date fair value of the award.

The Company adopted SFAS No. 123R using the modified prospective method.  Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date.  Prior period results are not restated.  As such, compensation cost related to all share-based awards was recorded as selling, general and administrative expense in the Company’s Statement of Consolidated Income for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to employee share-based awards for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(Thousands)
Net income, as reported	$76,406
Add: Gross share-based employee compensation expense included in reported net income	3,913
Deduct: Income tax benefit from share-based employee compensation expense included in reported net income	(1,397)
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,220)
Pro forma net income	$75,702
Earnings per share:
Basic, as reported	$0.63
Basic, pro forma	$0.62

Diluted, as reported	$0.61
Diluted, pro forma	$0.61

Adoption of SFAS No. 123R had the effect of reducing operating income and income from continuing operations before income taxes by $0.6 million for the three months ended March 31, 2006.  Net cash provided by operating activities for 2006 was reduced by $5.6 million as a result of the adoption of SFAS No. 123R.

Executive Performance Incentive Programs

The 2005 Executive Performance Incentive Program (2005 Program) was established to provide additional incentive benefits to retain senior executive employees of the Company and to further align the interests of the persons primarily responsible for the success of the Company with the interests of the shareholders.  The vesting of the units granted under the 2005 Program will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period.  The Company anticipates, based on current estimates, that a certain level of performance will be met.  The 2005 Program expense for the three months ended March 31, 2006 was $4.7 million and is classified as selling, general and administrative expense in the Statements of Consolidated Income.  A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.

In the first quarter of 2005, the Company paid out the performance-based stock units that vested under the Company’s 2002 Executive Performance Incentive Program.  This payment totaled $16.7 million.

Restricted Stock Awards

The Company granted 27,700 and 48,500 restricted stock awards during the three months ended March 31, 2006 and 2005, respectively, to key executives from the Company’s 1999 Long-Term Incentive Plan (the Plan).  The shares granted under the Plan will be fully vested at the end of the three-year period commencing the date of grant.  The fair value of each share is equal to the market price of the Company’s common stock on the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $36.27 and $29.28, for the three months ended March 31, 2006 and 2005, respectively.  The total intrinsic value of restricted stock awards vested during the three months ended March 31, 2006 and 2005 was $1.5 million and $1.7 million, respectively.  Compensation expense recorded by the Company related to restricted stock awards was $0.7 million and $0.6 million for the three month periods ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $5.5 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 16.6 months.

A summary of restricted stock activity as of March 31, 2006, and changes during the three months then ended, is presented below:

Restricted Stock	Non-Vested Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at January 1, 2006	520,435	$22.82		$11,877,895
Granted	27,700	$36.27		$1,004,585
Vested	(77,115)	$18.91		($1,458,367)
Forfeited	(11,080)	$28.45		($315,233)
Outstanding at March 31, 2006	459,940	$24.15	16.6 months	$11,108,880

Stock Options

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the three month periods ended March 31, 2006 and 2005.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on the historical dividend yield of the Company’s stock.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate (range)	4.59% to 4.74%	4.34%
Dividend yield	2.38%	2.83%
Volatility factor	.226	.262
Expected term	7 years	7 years

The Company granted 40,986 and 7,720 stock options during the three months ended March 31, 2006 and 2005, respectively, all of which comprised options granted for reload rights associated with previously-awarded options.  The weighted average grant date fair value of these reload option grants was $9.34 and $7.58 for the three month periods ended March 31, 2006 and 2005, respectively.  The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was $19.1 million and $9.7 million, respectively.

As of March 31, 2006, there was less than $0.1 million of total unrecognized compensation cost related to outstanding nonvested stock options.  That cost will be recognized in the second quarter of 2006.

A summary of option activity as of March 31, 2006, and changes during the three months then ended, is presented below:

Nonqualified Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	5,110,421	$16.32

Granted	40,986	$36.99

Exercised	(970,938)	$17.23

Forfeited	(4,716)	$17.46

Outstanding at March 31, 2006	4,175,753	$16.31	5.5 years	$84,367,389

Exercisable at March 31, 2006	4,171,019	$16.31	5.5 years	$84,285,917

Nonemployee Directors’ Stock Incentive Plans

The Company’s 1999 Nonemployee Directors’ Stock Incentive Plan provides for the granting of up to 1,200,000 shares of common stock in the form of stock option grants and other share-based awards to nonemployee directors of the Company.  The exercise price for each award is equal to the market price of the Company’s common stock on the date of grant.  Each option is subject to time-based vesting provisions and expires 5 to 10 years after date of grant.  At March 31, 2006, 160,904 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan at prices ranging from $6.59 to $29.67 per share, and 537,200 options had been exercised under this plan since plan inception.

The Company has also historically granted to non-employee directors stock units which vested upon award.  The value of the stock units will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  A total of 54,960 non-employee director stock units were outstanding as of March 31, 2006.  No stock units were granted to non-employee directors during the three month periods ended March 31, 2006 and 2005.

Cash received from exercises under all share-based payment arrangements for employees and directors for the three month periods ended March 31, 2006, and 2005, was $15.9 million and $3.0 million, respectively. The actual tax benefit realized for tax deductions from share-based payment arrangements for the three month periods ended March 31, 2006 and 2005, was $7.3 million and $4.5 million, respectively.

The Company typically funds restricted share obligations from treasury stock at the date of grant and has a policy of issuing shares from treasury stock to satisfy option exercises.

G.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations, extraordinary items and cumulative effects of accounting changes.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2006 to be 37.0%.  The estimated annual effective income tax rate as of March 31, 2005 was 35.7%.

H.        Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2006	2005	2006	2005
	(Thousands)
Components of net periodic benefit cost
Service cost	$108	$225	$138	$135
Interest cost	1,097	1,698	725	792
Expected return on plan assets	(1,533)	(2,106)	—	—
Amortization of prior service cost	93	191	(34)	(11)
Recognized net actuarial loss	267	280	536	552
Settlement loss	91	456	—	—
Net periodic benefit cost	$123	$744	$1,365	$1,468

I.          Recently Issued Accounting Standards

Accounting for Uncertain Tax Positions

In July 2005, the FASB issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.”   The proposed interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” including those acquired in business combinations.  The FASB has postponed issuance of the final interpretation until the second quarter of 2006.  The Company will evaluate the impact of any change in accounting standard on the Company’s financial position and results of operations when the final interpretation is issued.

Earnings Per Share

In September 2005, the FASB issued an exposure draft of a proposed amendment to SFAS No. 128, “Earnings Per Share.”  The proposed amendment would clarify guidance for calculating earnings per share in regards to mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares.  Under the exposure draft, the proposed amendment would become effective for the Company in the second quarter of 2006.  The Company will evaluate the impact of any change in accounting standard when the final interpretation is issued.

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In March 2006, the FASB issued an exposure draft of a proposed amendment to SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”  The proposed amendment would improve existing reporting for defined benefit postretirement plans.  Under the exposure draft, the proposed amendment would become effective for the Company in the fourth quarter of 2006, generally on a retrospective basis.  The Company will evaluate the impact of any change in accounting standards on the Company’s financial position and results of operations when the final interpretation is issued.

J.         Discontinued Operations

In the fourth quarter of 2005, the Company sold its NORESCO domestic business for $82 million before customary purchase price adjustments.  Also in December 2005, the Company entered into a purchase and sale agreement, subject to closing conditions, to sell the remaining interest in its investment in IGC/ERI Pan-Am Thermal Generating Limited (Pan Am), previously included in the NORESCO business segment, for $2.5 million, and as the sale is expected to close in 2006, the Company considers the investment to be held for sale.  Total operating revenues reclassified to discontinued operations for the three-month period ended March 31, 2005 were $38.5 million.

K.        Office Consolidation / Impairment Charges

In 2005, the Company relocated its corporate headquarters and other operations to a newly constructed office building located at the North Shore in Pittsburgh.  The relocation resulted in the early termination of several operating leases and the early retirement of assets and leasehold improvements at several locations.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a loss on disposal of assets of approximately $0.5 million during the first quarter of 2005 related to its relocation activities.

L.        Other Events

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources’ natural gas distribution and midstream assets in Pennsylvania and its natural gas distribution assets in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.

The transaction requires approvals from the Pennsylvania Public Utility Commission and the Public Service Commission of West Virginia and is subject to review under the Hart-Scott-Rodino Act and by the Pennsylvania Attorney General.  The Company expects to receive the required approvals by the end of 2006.  The Company plans to finance the transaction through a combination of equity and debt issuances and possibly asset sales.

In January 2005, the Company purchased the 99% limited partnership interest in ESP for cash of $57.5 million and assumed liabilities of $47.3 million.

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for proceeds of approximately $142 million after purchase price adjustments.

M.       Stock Split

On July 13, 2005, the Board of Directors of the Company declared a two-for-one stock split payable September 1, 2005, to shareholders of record on August 12, 2005.  All share and per share information as of and for the three months ended March 31, 2005 has been retroactively adjusted to reflect the stock split.

N.        Subsequent Events

On April 5, 2006, the Federal Energy Regulatory Commission (FERC) approved a settlement to resolve all issues raised in Equitrans, L.P.’s rate case filings.  According to its terms, the settlement will become effective on June 1, 2006 (which is the first day of the month following the month in which the FERC’s order is no longer subject to rehearing).  Any requests for rehearing must be filed by May 5, 2006.  The settlement’s approval resulted in a positive impact on operating income of $6.9 million for the first quarter of 2006, including $5.4 million related to years 2005 and prior.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “should,” “anticipate,” “estimate,” “forecasts,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling program, production volumes, liquidity, capital expenditures and earnings and the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. and the financing of that acquisition.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended March 31, 2006

vs. Three Months Ended March 31, 2005

Equitable Resources’ consolidated income from continuing operations for the three months ended March 31, 2006 totaled $72.4 million, or $0.59 per diluted share, compared to $74.8 million, or $0.60 per diluted share, reported for the same period a year ago.  This $2.4 million decrease in income from continuing operations from 2005 to 2006 was due to several factors, including warmer weather and lower customer gas usage in 2006 and increases in operating costs primarily attributable to higher incentive compensation expense and production taxes.  Additionally, in the first quarter of 2005, the Company recorded pre-tax dividend income of $1.1 million for the 7.0 million Kerr-McGee Corporation shares held by the Company as of March 31, 2005.  The Company’s effective income tax rate for the three months ended March 31, 2006 and 2005 was 37.0% and 35.7%, respectively.  These factors were partially offset by the approval and settlement of the previously reported Equitrans, L.P. (Equitrans) rate case, an increase in the average well-head sales price, an increase in the average gathering fee, an increase in Energy Marketing revenues and a reduction of bad debt expense.

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. Equitable’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of Equitable’s segments without being obscured by the financial condition, operations and trends for other segment or by the effects of corporate allocations of interest and income taxes.  In addition, management uses these measures for budget planning purposes.

EQUITABLE UTILITIES

OVERVIEW

Customer Payment Assistance Programs

The gas cost rates effective for Equitable Gas’s residential and commercial customers beginning October 1, 2005, include then current high natural gas commodity prices, resulting in residential rates in the first quarter of 2006 as much as 40% higher than those in place in 2005.  These increases can present a significant challenge to the Company’s low-income customers, especially during the winter months.  Under various government- and Company-managed programs, significant funds were provided to assist low-income customers in re-establishing and maintaining their service during the 2005-2006 winter heating season.  These programs enabled Equitable Gas to improve its bad debt expense in the first quarter of 2006 as compared to the first quarter of 2005 despite the high natural gas commodity prices in place.  The Company will continue to closely monitor its collections rates and adjust its reserve for uncollectible accounts as necessary.

Pipeline Rate Case Settlement

On April 5, 2006, the Federal Energy Regulatory Commission (FERC) approved a settlement to resolve all issues raised in Equitrans’ rate case filings.  The settlement provides for the following:

•                  An overall cost of service underlying the settled rates of $62.8 million, which was derived on a global basis;  an expected annual revenue increase of $6.0 million and an expected operating income increase of $3.2 million

•                  Replenishment of 7.1 Bcf of migrated base gas from prior periods

•                  Consolidation of transmission assets into a single transmission system with a system-wide rate

•                  Consolidation of gathering assets into a single gathering system with a system-wide rate

•                  Tracking and recovery of ongoing Pipeline Safety Act and Security related costs

•                  Redesigned contract storage services

•                  Five-year rate moratorium on gathering rates

•                  Three-year rate moratorium on transmission rates

According to its terms, the settlement will become effective on June 1, 2006 (which is the first day of the month following the month in which the FERC’s order is no longer subject to rehearing).  Any requests for rehearing must be filed by May 5, 2006.  The settlement’s approval improved first quarter 2006 operating income by $6.9 million, including $5.4 million relating to years 2005 and prior.  Equitrans rate case revenue and expense detail is as follows:

	Three Months Ended March 31, 2006
	Reserve Adjustment	Current Period	Total
	(Thousands)
Net Operating Revenues:
Pipeline Operations	$6,112	$1,983	$8,095
Energy Marketing	921	166	1,087
Operating Expenses	(1,655)	(646)	(2,301)

The increased operating expenses include the amortization of rate case expenses and post-retirement benefits other than pensions previously deferred as well as expenses for on-going post-retirement benefits other than pensions, which are now subject to recovery from July 1, 2005 forward in the approved rates.

Transfer of Gathering Assets

Effective January 1, 2006, certain gathering systems consisting of 1,400 miles of pipeline and related facilities with approximately 13.3 Bcf of annual throughput were transferred from Equitable Supply to Equitable Utilities for segment reporting purposes.  The effect of the transfer is not material to the results of operations or financial position of the Equitable Utilities or Equitable Supply segments; segment results have not been restated for this transfer.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended March 31,
	2006	2005	%

OPERATIONAL DATA

Heating degree days (30 year normal average: Qtr – 2,930)	2,538	2,834	(10.4)

Residential sales and transportation volumes (MMcf)	10,205	12,373	(17.5)
Commercial and industrial volumes (MMcf)	9,083	10,783	(15.8)
Total throughput (MMcf) – Distribution Operations	19,288	23,156	(16.7)

Net operating revenues (thousands):
Distribution Operations (regulated):
Residential	$36,519	$43,161	(15.4)
Commercial & industrial	16,079	21,242	(24.3)
Other	1,507	2,389	(36.9)
Total Distribution Operations	54,105	66,792	(19.0)
Pipeline Operations (regulated)	25,069	16,466	52.2
Energy Marketing	19,679	16,012	22.9
Total net operating revenues	$98,853	$99,270	(0.4)

Total operating expenses as a % of net operating revenues	38.27%	37.16%

Operating income (thousands):
Distribution Operations (regulated)	$27,286	$38,327	(28.8)
Pipeline Operations (regulated)	14,198	8,419	68.6
Energy Marketing	19,538	15,631	25.0
Total operating income	$61,022	$62,377	(2.2)

Depreciation, depletion and amortization (DD&A):
Distribution Operations	$4,925	$4,564	7.9
Pipeline Operations	2,211	2,049	7.9
Energy Marketing	18	19	(5.3)
Total DD&A	$7,154	$6,632	7.9

Capital expenditures (thousands)	$15,454	$9,787	57.9

	Three Months Ended March 31,
	2006	2005	%

FINANCIAL DATA (Thousands)
Distribution revenues (regulated)	$221,709	$203,730	8.8
Pipeline revenues (regulated)	25,397	16,466	54.2
Marketing revenues	105,397	96,105	9.7
Less: intrasegment revenues	(17,805)	(17,233)	(3.3)
Total operating revenues	334,698	299,068	11.9

Purchased gas costs	235,845	199,798	18.0
Net operating revenues	98,853	99,270	(0.4)

Operating expenses:
Operating and maintenance (O & M)	13,615	13,946	(2.4)
Selling, general and administrative (SG&A)	17,062	16,315	4.6
DD&A	7,154	6,632	7.9
Total operating expenses	37,831	36,893	2.5

Operating income	$61,022	$62,377	(2.2)

Three Months Ended March 31, 2006

vs. Three Months Ended March 31, 2005

Equitable Utilities’ operating income totaled $61.0 million for the three months ended March 31, 2006 compared to $62.4 million for the three months ended March 31, 2005.  The $1.4 million decrease in operating income is primarily due to warmer weather and lower customer usage in 2006.

Net operating revenues for the three months ended March 31, 2006 were $98.9 million compared to $99.3 million for the same quarter in 2005.  The $0.4 million decrease was due to decreases in Distribution net operating revenues as the result of decreased throughput from warmer weather and lower customer usage in 2006, and lower net operating revenues from commercial and industrial customers, as the warmer weather produced high levels of gas inventory and low commodity margins.  The lower customer usage was primarily a result of conservation due to customers’ sensitivity to high commodity prices and more aggressive termination of non-paying customers.  Much of the impact on net operating revenues experienced by these decreases was offset in the same period by both the recognition in the Pipeline and Energy Marketing operations of the results of the approval and settlement of the previously reported Equitrans rate case and increased marketing storage asset optimization opportunities realized in the high and volatile natural gas commodity price environment.

Operating expenses totaled $37.8 million for the three months ended March 31, 2006 compared to $36.9 million for the three months ended March 31, 2005.  Excluding $1.7 million of previously deferred operating expenses recognized upon settlement of the Equitrans rate case, operating expenses decreased $0.8 million.  Bad debt expense decreased $1.9 million, as the provision for uncollectible accounts represents 2.3% of residential revenues in 2006 compared to 4% of residential revenues in 2005.  The Company’s improved collection experience, coupled with the regulatory and other assistance provided to assist low income customers, has allowed the Company to realize this improvement.  This decrease was partially offset by an increase in DD&A of $0.6 million due to an increased depreciable asset base reflecting increased capital spending.

Capital expenditures totaled $15.5 million for the three months ended March 31, 2006 compared to $9.8 million for the three months ended March 31, 2005.   The $5.7 million increase was due to increased expenditures for the automated meter reading program, which began in the second quarter of 2005 and is expected to be completed in the fourth quarter of 2006.

OUTLOOK

Equitable Utilities’ business strategy is focused on effectively managing its gas distribution assets, optimizing its return on assets, selectively growing its gas distribution business through acquisition and developing a portfolio of closely related, unregulated businesses with an emphasis on risk management and earnings viability.  On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources’ natural gas distribution and midstream assets in Pennsylvania and its natural gas distribution assets in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.  The transaction requires approvals from the Pennsylvania Public Utility Commission (PA PUC) and the Public Service Commission of West Virginia (WV PSC) and is subject to review under the Hart-Scott-Rodino Act and by the Pennsylvania Attorney General.  Initial regulatory filings have been submitted to the PA PUC and the WV PSC.  The assets to be acquired will increase the number of customers by 475,000 or 173%, total storage capacity by 33 Bcf or 60%, miles of gathering pipelines by 936 miles, gathered volumes by 40%, and miles of high pressure transmission by 466 or 42%.  The Company expects to obtain regulatory approval in the fourth quarter of 2006.

EQUITABLE SUPPLY

OVERVIEW

In January 2005, the Company purchased the limited partnership interest in Eastern Seven Partners, L.P. (ESP) for cash of $57.5 million and assumed liabilities of $47.3 million.  The purchase added approximately 30 Bcfe of reserves.  The DD&A rate increased by $0.04 per Mcfe prospectively as a result of this transaction.

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for proceeds of approximately $142 million after purchase price adjustments.  The unit of production depletion rate (or DD&A rate) decreased by $0.04 per Mcfe prospectively as a result of this transaction.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended
	March 31,
	2006	2005	%
OPERATIONAL DATA

Capital expenditures (thousands) (a)	$53,912	$88,631	(39.2)

Production:
Total sales volumes (MMcfe)	18,329	18,328	—
Average (well-head) sales price ($/Mcfe)	$5.09	$4.74	7.4

Company usage, line loss (MMcfe)	1,253	1,231	1.8

Natural gas inventory usage, net (MMcfe)	—	(51)	100.0

Natural gas and oil production (MMcfe)	19,582	19,508	0.4

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.28	$0.32	(12.5)
Production taxes ($/Mcfe)	$0.55	$0.41	34.1
Production depletion ($/Mcfe)	$0.62	$0.62	—

Gathering:
Gathered volumes (MMcfe)	27,282	33,152	(17.7)
Average gathering fee ($/Mcfe)	$0.99	$0.73	35.6
Gathering and compression expense ($/Mcfe)	$0.36	$0.30	20.0
Gathering and compression depreciation ($/Mcfe)	$0.14	$0.10	40.0

(in thousands)
Production operating income	$62,012	$57,283	8.3
Gathering operating income	9,971	8,070	23.6
Total operating income	$71,983	$65,353	10.1

Production depletion	$12,137	$12,059	0.6
Gathering and compression depreciation	3,767	3,324	13.3
Other DD&A	942	1,002	(6.0)
Total DD&A	$16,846	$16,385	2.8

(a)          Capital expenditures for the three months ended March 31, 2005 include $57.5 million for the acquisition of the limited partnership interest in ESP which was separately approved by the Board of Directors of the Company in addition to the total amount originally authorized for the 2005 capital budget program.

	Three Months Ended
	March 31,
	2006	2005	%

FINANCIAL DATA (Thousands)
Production revenues	$95,521	$89,104	7.2
Gathering revenues	26,928	24,171	11.4
Total operating revenues	122,449	113,275	8.1

Operating expenses:
LOE, excluding production taxes	5,430	6,235	(12.9)
Production taxes	10,689	7,935	34.7
Gathering and compression (O&M)	9,842	9,896	(0.5)
SG&A	7,659	6,952	10.2
Office consolidation impairment charges	—	519	(100.0)
DD&A	16,846	16,385	2.8
Total operating expenses	50,466	47,922	5.3

Operating income	$71,983	$65,353	10.1

Equity in earnings of nonconsolidated investments	$106	$47	125.5

Three Months Ended March 31, 2006

vs. Three Months Ended March 31, 2005

Equitable Supply’s operating income totaled $72.0 million for the three months ended March 31, 2006 compared to $65.4 million for the three months ended March 31, 2005.  The $6.6 million increase in operating income is primarily due to an increase in average well-head sales price and an increase in the average gathering fee, partially offset by increased operating expenses and decreased gathered volumes.

Total operating revenues were $122.4 million for the three months ended March 31, 2006 compared to $113.3 million for the three months ended March 31, 2005.  The $9.1 million increase in total operating revenues was primarily due to a 7% increase in the average well-head sales price and an 11% increase in gathering revenues.  The $0.35 per Mcfe increase in the average well-head sales price was attributable to increased market prices on unhedged volumes.  The 2006 increase in production sales volumes was offset by the lack of sales from certain non-core gas properties sold in May 2005 (898 MMcfe).    The 11% increase in gathering revenues was due to a 36% increase in the average gathering fee, partially offset by a 18% decline in gathered volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to an increased infrastructure program, along with higher gas prices and related operating cost increases.  The decrease in gathered volumes in 2006 is primarily due to the transfer of certain regulated gathering facilities to Equitable Utilities for segment reporting purposes, third-party customer volume shut-ins caused by extended unexpected maintenance projects on interstate pipelines and the sale of certain non-core gathering assets in May 2005.  These factors were partially offset by increased gathered volumes for Equitable Supply production in 2006.

Operating expenses totaled $50.5 million for the three months ended March 31, 2006 compared to $47.9 million for the three months ended March 31, 2005.  The 5% increase in operating expenses is primarily attributable to increased production taxes.  The increase of $2.8 million in production taxes was due to increased property taxes and severance taxes.  The increase in property taxes was a direct result of increased prices and sales in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on historical gas commodity prices and sales volumes.  The increase in severance taxes (a production tax directly imposed on the value of gas extracted) was primarily due to higher current gas commodity prices and sales volumes in the various taxing jurisdictions that impose such taxes.

Capital expenditures totaled $53.9 million for the three months ended March 31, 2006 compared to $88.6 million for the three months ended March 31, 2005.  The $34.7 million decrease was due to the $57.5 million acquisition in January 2005 of the limited partnership interest in ESP partially offset by increased spending on drilling and development, the Big Sandy Pipeline and other infrastructure projects.  The Company drilled 133 wells and 66 wells for the three months ended March 31, 2006 and 2005, respectively.

OUTLOOK

Equitable Supply’s business strategy is focused on achieving profit maximization by primarily focusing on developing new opportunities, through increased drilling and other development in the Appalachian Basin, as well as improvements to and expansion of its gathering systems, and secondarily focusing on cost control.  The Company believes that the margin leverage from realizable gas prices outweighs the increase in unit cost structure necessary to implement this strategy.  The Company expects to drill 550 wells and sell between 76 Bcfe and 77 Bcfe of natural gas in 2006.  Equitable Supply plans to continue to expand its pipeline and compression infrastructure in order to manage increased gathered volumes from both Company drilling programs and third party shippers.  The Company also plans to expand its gathering systems by approximately 190 miles of pipeline and approximately 20,000 horsepower of compression in 2006.

The Company has begun a significant new pipeline infrastructure project, the Big Sandy Pipeline.  The pipeline, originally expected to be a 60 mile, 20-inch pipeline and to have a capacity of 70,000 dekatherms per day, will connect the Kentucky Hydrocarbon operated processing plant in Langley, Kentucky with the Tennessee Gas Pipeline interconnect in Carter County, Kentucky.  The Company continues to review the scope and cost of the Big Sandy project and anticipates an expansion beyond the original projections.  The Big Sandy project, which is owned and operated by Equitrans, is currently undergoing the FERC’s environmental review process.  The Company is also planning an upgrade to the Langley plant.  Both projects are scheduled for operation in 2007 and should enable the Company to further support its drilling growth, mitigate pipeline curtailments, increase flexibility and reliability of its midstream gathering systems and capitalize on third party producer demand in the Appalachian Basin.  Natural gas processing expansion will continue to be required in order to meet the interstate pipeline gas quality standards and will represent an opportunity for the Company.  The Company is looking at several processing, pipeline and compression expansion opportunities in Appalachia and expects to invest in additional projects in 2006 and beyond.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities totaled $305.9 million for the first quarter of 2006 and $33.6 million for the first quarter of 2005, a net increase of $272.3 million in cash flows provided by operating activities between years.  The increase in cash flows provided by operating activities was attributable primarily to the following:

•                  a $270.6 million net decrease in cash outflows for margin deposit requirements on the Company’s natural gas hedge agreements.  The Company’s margin deposits decreased $132.2 million during the first quarter of 2006—to $185.6 million as of March 31, 2006 from $317.8 million as of December 31, 2005—compared to an increase of $138.4 million in margin deposits in the first quarter of 2005.  The net decrease in margin deposit requirements was the result of decreased natural gas prices during the first quarter of 2006;

•                  a greater decrease in accounts receivable primarily due to a decrease in natural gas prices during the first quarter of 2006 as compared to an increase in natural gas prices during the first quarter of 2005;

partially offset by:

•                  a greater decrease in accounts payable primarily a result of a decrease in natural gas prices during the first quarter of 2006 as compared to an increase in natural gas prices during the first quarter of 2005

Investing Activities

Cash flows used in investing activities totaled $73.9 million for the first quarter of 2006 and $101.9 million for the first quarter of 2005, a net decrease of $28.0 million in cash flows used in investing activities between years.  The decrease in cash flows used in investing activities was primarily due to the following:

•                  the Company’s acquisition of the 99% limited partnership interest in ESP for $57.5 million in the first quarter of 2005;

partially offset by:

•                  an increase in other capital expenditures to $70.6 million in the first quarter of 2006 from $43.8 million in the first quarter of 2005.

Financing Activities

Cash flows used in financing activities totaled $302.0 million for the first quarter of 2006 as compared to $69.1 million of cash flows provided by financing activities for the first quarter of 2005, a net increase of $371.1 in cash flows used in financing activities between years.  The increase in cash flows used in financing activities was attributable to the following:

•                  a $298.3 million decrease in amounts borrowed under short-term loans in the first quarter of 2006 compared to a $96.5 million increase in short-term borrowings in the first quarter of 2005.  The decrease in short-term borrowings in the first quarter of 2006 was primarily the result of decreased requirements for funding margin deposits as previously discussed and increased margin deposit thresholds with financial institutions;

partially offset by:

•                  no repurchases of shares of the Company’s common stock under the Company’s share repurchase program during the first quarter of 2006 in anticipation of the Dominion Peoples and Dominion Hope acquisition compared to repurchases of $17.1 million of common stock in the first quarter of 2005.

The Company believes that cash generated from operations, amounts available under its credit facilities and amounts which the Company could obtain in the debt and equity markets given its financial position, are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.  The Company intends to finance the $970 million purchase price for the previously discussed acquisition from Dominion Resources through a combination of equity and debt issuances and possible asset sales.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Senior
	Unsecured	Commercial
Rating Service	Debt	Paper
Moody’s Investors Service	A-2	P-1
Standard & Poor’s Ratings Services	A -	A-2

On March 2, 2006, Standard & Poor’s Ratings Services placed the Company’s short and long-term credit ratings on CreditWatch with negative implications and Moody’s Investors Service placed the ratings under review for possible downgrade.  These actions resulted from the Company’s announcement that it had entered into a definitive agreement to acquire Dominion Resources’ natural gas distribution and midstream assets in Pennsylvania and its natural gas distribution assets in West Virginia, subject to anti-trust and regulatory approvals.  The final ratings outcomes are expected to be determined after the requisite approvals are received and the acquisition financing plan has been reviewed by the ratings agencies.

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade the Company’s ratings, particularly below investment grade, it may significantly limit the Company’s access to the commercial paper market and borrowing costs would increase.  In addition, the Company would likely be required to pay a higher interest rate in future financings, incur increased margin deposit requirements and the potential pool of investors and funding sources would decrease.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  This calculation excludes unrealized gains or losses from hedging transactions recorded in accumulated other comprehensive income (loss).  As of March 31, 2006, the Company is in compliance with all existing debt provisions and covenants.

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

During the first quarter 2006, the Company increased its hedge position for 2009 through 2013.    The approximate volumes and prices of the Company’s production hedges for 2006 through 2008 are:

Swaps	2006**	2007	2008
Total Volume (Bcf)	44	56	54
Average Price per Mcf (NYMEX)*	$4.77	$4.74	$4.64

Collars	2006**	2007	2008
Total Volume (Bcf)	5	7	7
Average Floor Price per Mcf (NYMEX)*	$7.35	$7.35	$7.35
Average Cap Price per Mcf (NYMEX)*	$10.84	$10.84	$10.84

* The above price is based on a conversion rate of 1.05 MMbtu/Mcf

** April through December

The Company’s current hedged position provides price protection for a substantial portion of expected equity production for the years 2006 through 2008 and a significant portion of expected equity production for the years 2009 through 2013.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is less than $0.01 per diluted share for 2006 and ranges from $0.01 to $0.02 per diluted share per year for 2007 and 2008.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.  See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion.

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

Incentive Compensation

The Company adopted SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) on January 1, 2006, which results in the Company recognizing compensation cost for all forms of share-based payments to employees, including employee stock options, as an expense in its income statement.  The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) in accounting for its share-based compensation and consequently did not recognize any compensation cost for its stock option awards.  The Company’s estimate of compensation cost for stock options is based on the use of the Black-Scholes option-pricing model.  The Black-Scholes model is considered a “theoretical” or probability model used to estimate the price an option would sell for in the market today.  The Company does not represent that this method yields an exact value of what an unrelated third party (i.e., the market) would be willing to pay to acquire such options.

The Company adopted SFAS No. 123R using the modified prospective transition method, under which the Company is recording compensation expense for its unvested stock options beginning January 1, 2006.  As such, the Company did not restate any prior period income statement amounts.  In addition, the adoption of SFAS No. 123R did not result in any significant changes to the Company’s method for valuing its stock options from that previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

The adoption of SFAS No. 123R did not have a significant impact on the Company’s operating results for the first quarter of 2006, as the Company has shifted its compensation focus to the issuance of time-restricted stock awards and performance-based units for which it already recognized compensation expense under generally accepted accounting principles.  Management and the Board of Directors believe that such an incentive compensation approach more closely aligns management’s incentives with shareholder rewards than is the case with traditional stock options.  No new stock options have been awarded since 2003; all stock options granted subsequent to 2003 have comprised options granted for reload rights associated with previously-awarded options.

The Company recorded approximately $0.6 million of compensation expense related to stock options in the first quarter of 2006, the majority of which related to stock option reloads which immediately vested under the terms of the related stock option award agreements.  The majority of the Company’s previously issued stock options were already vested at the time of adoption, and associated compensation expense yet to be recognized was insignificant.  Unrecognized compensation cost on unvested stock options outstanding as of March 31, 2006, was less than $0.1 million.

Had compensation cost been determined based on the fair value at the grant date for prior years’ stock option grants consistent with the methodology prescribed in SFAS No. 123R, net income for the first quarter of 2005 would have been reduced by an estimated $0.7 million, or less than $0.01 per diluted share.

The Company recorded the following incentive compensation expense in continuing operations for the periods indicated below:

	Three Months Ended March 31,
	2006	2005
	(Millions)
Short-term incentive compensation expense	$3.2	$2.3
Long-term incentive compensation expense	5.9	3.4
Total incentive compensation expense	$9.1	$5.7

The long-term incentive compensation expenses are primarily associated with Executive Performance Incentive Programs (“the Programs”) that were instituted starting in 2002.  The long-term incentive compensation expenses during the first quarter of 2006 were higher than during the same period in 2005 primarily due to a higher estimated share price for the Programs being expensed as a result of the Company’s share price appreciation.

Dividend

On April 12, 2006, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, a 5% increase, payable June 1, 2006, to shareholders of record on May 6, 2006.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2006.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

For derivative commodity instruments held for trading purposes, the marketing group will engage in financial transactions also subject to policies that limit the net positions to specific value at risk limits.  The financial instruments currently utilized by the Company include forward contracts and swap agreements.  The Company also considers options and other contractual agreements in determining its commodity hedging strategy.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2006, the Company continued to execute its hedging strategy by utilizing forward contracts, swap agreements and collar agreements covering approximately 316.8 Bcf of natural gas.  These derivatives have hedged a portion of expected equity production through 2013.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A decrease of 10% in the market price of natural gas from the March 31, 2006 levels would increase the fair value of natural gas instruments by approximately $274.0 million.  An increase of 10% in the market price of natural gas would decrease the fair value by approximately $274.1 million.

With respect to the derivative commodity instruments held by the Company for trading purposes as of March 31, 2006, an increase or decrease of 10% in the market price of natural gas from the March 31, 2006 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2006.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officers, an evaluation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred in the three months ended March 31, 2006.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

January 2006 (January 1 – January 31)	72,190	$39.25	—	8,385,400

February 2006 (February 1 – February 28)	4,942	$35.40	—	8,385,400

March 2006 (March 1 – March 31)	48,093	$36.73	—	8,385,400

Total	125,225		—

(a)                                  Includes 114,000 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 11,225 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)                                 Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

Item 6.  Exhibits

2.01

Stock Purchase Agreement dated as of March 1, 2006 by and between Equitable Resources, Inc. and Consolidated Natural Gas Company. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.01	Equitable Resources, Inc. Executive Short-Term Incentive Plan

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer

31.3	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Co-Principal Financial Officers

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Vice President and Chief Financial Officer

Date:  April 27, 2006

INDEX TO EXHIBITS

Exhibit No	Document Description	Incorporated by Reference
2.01

Stock Purchase Agreement dated as of March 1, 2006 by and between Equitable Resources, Inc. and Consolidated Natural Gas Company. Schedules (or similar attachments) to the Stock Purchase Agreement are not filed. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

Filed as Exhibit 2.1 to Form 8-K filed on March 3, 2006

10.01	Equitable Resources, Inc. Executive Short-Term Incentive Plan	Filed as Exhibit 10.1 to Form 8-K filed on April 18, 2006

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer	Filed Herewith

31.3	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer	Filed Herewith

32	Section 1350 Certification of Principal Executive Officer and Co-Principal Financial Officers	Filed Herewith