Form 10-Q
period 2006-06-30
EQUITABLE RESOURCES INC /PA/
filed 2006-07-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b—2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	June 30, 2006
Common stock, no par value	120,674,630 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.                            Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands, except per share amounts)

Operating revenues	$251,207	$230,194	$681,326	$631,470
Cost of sales	86,113	75,917	294,930	264,648
Net operating revenues	165,094	154,277	386,396	366,822

Operating expenses:
Operation and maintenance	25,366	24,865	48,970	48,708
Production	15,670	15,026	31,789	29,196
Selling, general and administrative	28,050	30,492	57,755	54,119
Office consolidation impairment charges	(2,908)	7,316	(2,908)	7,835
Depreciation, depletion and amortization	24,797	23,119	49,014	46,309
Total operating expenses	90,975	100,818	184,620	186,167

Operating income	74,119	53,459	201,776	180,655

Gain on sale and tender of available-for-sale securities, net	—	60,819	—	60,819

Equity in earnings of nonconsolidated investments	(124)	108	50	197

Other income, net	—	57	—	1,195

Interest expense	9,995	9,988	22,952	22,175

Income from continuing operations before income taxes	64,000	104,455	178,874	220,691
Income taxes	20,091	46,502	62,606	87,947
Income from continuing operations	43,909	57,953	116,268	132,744
Income from discontinued operations, net of tax of $1,433 and $2,484 for the three and six months ended June 30, 2005, respectively	—	6,366	—	7,981
Net income	$43,909	$64,319	$116,268	$140,725

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	120,128	121,472	119,823	121,472
Income from continuing operations	$0.37	$0.48	$0.97	$1.09
Income from discontinued operations	—	0.05	—	0.07
Net income	$0.37	$0.53	$0.97	$1.16
Diluted:
Weighted average common shares outstanding	122,044	123,990	121,899	124,186
Income from continuing operations	$0.36	$0.47	$0.95	$1.07
Income from discontinued operations	—	0.05	—	0.06
Net income	$0.36	$0.52	$0.95	$1.13
Dividends declared per common share	$0.22	$0.21	$0.43	$0.40

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Thousands)
Cash flows from operating activities:
Net income	$116,268	$140,725
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations, net of tax	—	(7,981)
Provision for losses on accounts receivable	614	5,260
Depreciation, depletion, and amortization	49,014	46,309
Gain on sale and tender of available-for-sale securities, net	—	(60,819)
Office consolidation impairment charges	(2,908)	7,835
Deferred income taxes	5,899	(58,688)
Excess tax benefits from share-based payment arrangements	(5,758)	—
Decrease in inventory	908	14,793
Decrease in accounts receivable and unbilled revenues	158,688	102,333
Decrease (increase) in margin deposits	199,837	(173,647)
Decrease in accounts payable	(78,919)	(7,477)
Changes in other assets and liabilities	(45,770)	(42,428)
Total adjustments	281,605	(174,510)
Net cash provided by (used in) continuing operating activities	397,873	(33,785)
Net cash used in discontinued operating activities	—	(29,176)
Net cash provided by (used in) operating activities	397,873	(62,961)

Cash flows from investing activities:
Capital expenditures	(153,416)	(120,651)
Investment in available-for-sale securities	(2,201)	(3,606)
Proceeds from sale of Kerr-McGee shares	—	354,319
Proceeds from sale of properties	—	130,213
Restricted cash from sale of properties	—	(30,000)
Purchase of interest in Eastern Seven Partners, L.P.	—	(57,500)
Net cash (used in) provided by continuing investing activities	(155,617)	272,775
Net cash (used in) provided by discontinued investing activities	(724)	2,709
Net cash (used in) provided by investing activities	(156,341)	275,484

Cash flows from financing activities:
Dividends paid	(51,729)	(48,711)
Purchase of treasury stock	—	(52,887)
Proceeds from exercises under employee compensation plans	16,274	20,771
Excess tax benefits from share-based payment arrangements	5,758	—
Repayments and retirements of long-term debt	—	(10,000)
Decrease in short-term loans	(286,801)	(139,000)
Net cash used in continuing financing activities	(316,498)	(229,827)
Net cash provided by discontinued financing activities	—	17,304
Net cash used in financing activities	(316,498)	(212,523)

Net decrease in cash and cash equivalents	(74,966)	—
Cash and cash equivalents at beginning of period	74,966	—
Cash and cash equivalents at end of period	$—	$—

Cash paid during the period for:
Interest, net of amount capitalized	$22,972	$25,639
Income taxes, net of refund	$30,448	$113,536

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$74,966
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2006, $22,699; December 31, 2005, $23,329)	137,537	249,397
Unbilled revenues	11,516	58,958
Margin deposits with financial institutions	117,995	317,832
Inventory	289,013	289,921
Derivative instruments, at fair value	44,642	42,899
Prepaid expenses and other	54,293	60,732
Assets held for sale from discontinued operations	—	2,518
Total current assets	654,996	1,097,223
Equity in nonconsolidated investments	35,116	35,555
Property, plant and equipment	3,328,885	3,236,097
Less: accumulated depreciation and depletion	1,154,418	1,152,892
Net property, plant and equipment	2,174,467	2,083,205
Investments, available-for-sale	27,873	25,194
Other assets	98,642	101,108
Total assets	$2,991,094	$3,342,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Short-term loans	78,499	365,300
Accounts payable	163,699	242,618
Derivative instruments, at fair value	852,920	1,264,204
Other current liabilities	146,671	217,374
Total current liabilities	1,244,789	2,092,496

Debentures and medium-term notes	763,434	763,434

Deferred income taxes and investment tax credits	199,190	24,042
Other credits	98,048	107,845

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: June 30, 2006 and December 31, 2005, 149,008	363,971	358,684
Treasury stock, shares at cost: June 30, 2006, 28,332; December 31, 2005, 29,102 (net of shares and cost held in trust for deferred compensation of 156, $2,680 and 142, $2,429)	(484,550)	(496,511)
Retained earnings	1,312,434	1,247,895
Accumulated other comprehensive loss	(506,222)	(755,600)
Total common stockholders’ equity	685,633	354,468
Total liabilities and stockholders’ equity	$2,991,094	$3,342,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In this report, unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Equitable Resources, Inc. and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of June 30, 2006, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2006 and 2005.

Certain Condensed Consolidated Financial Statements and related footnote disclosures have been reclassified to reflect the operating results and cash flows of the discontinued NORESCO segment for the three and six-month periods ended June 30, 2005, as discontinued operations.  Additionally, certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2005, as well as in “Information Regarding Forward Looking Statements” on page 17 of this document.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues from external customers:
Equitable Utilities	$139,027	$137,904	$473,725	$436,972
Equitable Supply	119,327	112,209	241,776	225,484
Less: intersegment revenues (a)	(7,147)	(19,919)	(34,175)	(30,986)
Total	$251,207	$230,194	$681,326	$631,470
Total operating expenses:
Equitable Utilities	$31,900	$36,386	$69,731	$73,279
Equitable Supply	53,884	49,039	104,350	96,961
Unallocated expenses	5,191	15,393	10,539	15,927
Total	$90,975	$100,818	$184,620	$186,167
Operating income:
Equitable Utilities	$13,867	$5,682	$74,889	$68,059
Equitable Supply	65,443	63,170	137,426	128,523
Unallocated expenses	(5,191)	(15,393)	(10,539)	(15,927)
Total	$74,119	$53,459	$201,776	$180,655

Reconciliation of operating income to net income:

Equity in earnings of nonconsolidated investments:
Equitable Supply	$(124)	$83	$(18)	$130
Unallocated	—	25	68	67
Total	$(124)	$108	$50	$197

Gain on sale and tender of available-for-sale securities, net	—	60,819	—	60,819
Other income, net (b)	—	57	—	1,195
Interest expense	9,995	9,988	22,952	22,175
Income taxes	20,091	46,502	62,606	87,947
Income from continuing operations	43,909	57,953	116,268	132,744
Income from discontinued operations, net of tax of $1,433 and $2,484 for the three and six months ended June 30, 2005, respectively	—	6,366	—	7,981
Net income	$43,909	$64,319	$116,268	$140,725

	June 30,	December 31,
	2006	2005
	(Thousands)
Segment Assets:
Equitable Utilities	$1,257,162	$1,412,215
Equitable Supply	1,665,886	1,844,883
Total operating segments	2,923,048	3,257,098
Headquarters assets, including cash and short-term investments	68,046	82,669
Total operating assets	2,991,094	3,339,767
Assets held for sale from discontinued operations	—	2,518
Total assets	$2,991,094	$3,342,285

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Expenditures for segment assets:
Equitable Utilities	$13,626	$11,786	$29,080	$21,573
Equitable Supply (c)	68,615	59,182	122,527	147,813
Unallocated expenditures	541	5,910	1,809	8,765
Total	$82,782	$76,878	$153,416	$178,151

(a)          Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)         Unallocated other income, net for the six months ended June 30, 2005 relates to pre-tax dividend income of $1.2 million for Kerr-McGee Corporation shares.

(c)          Capital expenditures for the six months ended June 30, 2005 include $57.5 million for the acquisition of the 99% limited partnership interest in Eastern Seven Partners, L.P.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Exchange-traded instruments are generally settled with offsetting positions.  Over the Counter (OTC) arrangements require settlement in cash.  The fair value of these derivative commodity instruments was a $44.6 million asset and a $815.2 million liability as of June 30, 2006, and a $36.0 million asset and a $1.2 billion liability as of December 31, 2005.  These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net amount of derivative instruments, at fair value, changed from a net liability of $1.2 billion at December 31, 2005 to a net liability of $770.6 million at June 30, 2006, primarily as a result of the decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 443.5 Bcf and 383.5 Bcf as of June 30, 2006 and December 31, 2005, respectively, and primarily related to natural gas swaps.  The open positions at June 30, 2006 had maturities extending through December 2013.

The Company deferred net losses of $492.1 million and $741.0 million in accumulated other comprehensive loss, net of tax, as of June 30, 2006 and December 31, 2005, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $137.7 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of June 30, 2006 will be recognized in earnings during the next twelve months.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

For the three months ended June 30, 2006 and 2005, ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges increased (decreased) earnings by approximately $0.2 million and ($0.5) million, respectively.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group.  The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy.

The absolute notional quantities of the futures and swaps held for trading purposes at June 30, 2006 totaled 1.3 Bcf and 31.8 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the six months ended June 30, 2006 (in thousands).

Fair value of contracts outstanding as of December 31, 2005	$(330)
Contracts realized or otherwise settled	(313)
Other changes in fair value	1,646
Fair value of contracts outstanding as of June 30, 2006	$1,003

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of June 30, 2006.

Net Fair Value of Third Party Contract Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$983	$—	$—	$—	$983
Prices provided by other external sources (2)	1	19	—	—	20
Net derivative assets	$984	$19	$—	$—	$1,003

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

When the net fair value of any of the swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $117.8 million as margin deposits with financial institutions in its Condensed Consolidated Balance Sheet as of June 30, 2006.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits in the amount of $0.2 million as margin deposits in its Condensed Consolidated Balance Sheet at June 30, 2006.

The fair value of derivative instruments assumed as part of the purchase of the limited partnership interest in Eastern Seven Partners, L.P. (ESP) in January 2005 was a $20.2 million liability at June 30, 2006.  The fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $17.5 million liability at June 30, 2006.  The Company does not treat these derivatives as hedging instruments under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.  See Note L for further discussion of the related transactions.

D.        Investments

As of June 30, 2006, the investments classified by the Company as available-for-sale consist of approximately $27.9 million of equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures.

Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

In May 2005, the Company terminated three variable share forward transactions.  In connection with the termination, the Company incurred a termination cost of $95.8 million and sold 4.3 million Kerr-McGee shares to its three counterparties at an average price of $75.43 per share to cover its counterparties’ respective hedged positions.  The Company received $227.4 million in pre-tax proceeds from the sale of the Kerr-McGee shares net of the termination cost.  In addition, the Company unconditionally tendered 1.7 million Kerr-McGee shares at $85.00 per share to Kerr-McGee in connection with Kerr-McGee’s Dutch auction tender offer to purchase its own shares. Accordingly, as a result of its tender of shares, the Company received approximately $49 million in pre-tax proceeds on the sale of approximately 0.6 million shares.

In April 2005, the Company sold approximately 1.0 million unhedged Kerr-McGee shares for total proceeds of $77.9 million.  The sale of these remaining shares resulted in a pre-tax gain to the Company of $26.7 million.

In the first six months of 2005, the Company recorded dividend income on its investment in Kerr-McGee Corporation of $1.2 million, which is recorded in other income, net on the Statement of Consolidated Income for the six months ended June 30, 2005.

E.             Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Net income	$43,909	$64,319	$116,268	$140,725
Other comprehensive income (loss):
Net change in cash flow hedges:
Natural gas (Note C)	49,563	(50,655)	248,954	(243,827)
Interest rate	29	29	58	58
Unrealized (loss) gain on investments, available-for-sale:
Kerr-McGee	—	(43,782)	—	50,047
Other	(389)	(7)	366	(107)
Unrealized loss on collars on hedged Kerr-McGee shares	—	—	—	(66,792)
Total comprehensive income (loss)	$93,112	$(30,096)	$365,646	$(119,896)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2006	2005
	(Thousands)
Net unrealized loss from hedging transactions	$(492,792)	$(741,804)
Unrealized gain on available-for-sale securities	1,936	1,570
Minimum pension liability adjustment	(15,366)	(15,366)
Accumulated other comprehensive loss	$(506,222)	$(755,600)

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

The Company adopted SFAS No. 123R using the modified prospective method.  Under the modified prospective method, compensation cost is recognized beginning with the effective date and prior period results are not restated.  As such, compensation cost related to all share-based awards was recorded as selling, general and administrative expense in the Company’s Statement of Consolidated Income for the three and six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to employee share-based awards for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Thousands)
Net income, as reported	$64,319	$140,725
Add: Gross share-based employee compensation expense included in reported net income	13,190	17,103
Deduct: Income tax benefit from share-based employee compensation expense included in reported net income	(4,473)	(5,870)
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,222)	(12,442)
Pro forma net income	$63,814	$139,516
Earnings per share:
Basic, as reported	$0.53	$1.16
Basic, pro forma	$0.53	$1.15

Diluted, as reported	$0.52	$1.13
Diluted, pro forma	$0.51	$1.12

Adoption of SFAS No. 123R had the effect of reducing operating income and income from continuing operations before income taxes by $0.1 million and $0.7 million for the three and six month periods ended June 30, 2006, respectively.  Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for deductions resulting from the exercise of share-based awards as cash flows from operating activities in its statements of condensed consolidated cash flows.  SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities.  This requirement reduced cash flows from operating activities and increased cash flows from financing activities by $5.8 million for the six months ended June 30, 2006.  Total net cash flows were not impacted by the adoption of SFAS No. 123R.

Executive Performance Incentive Programs

The vesting of the units granted under the Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period.  The Company anticipates, based on current estimates, that a certain level of performance will be met.  The 2005 Program expense for the six months ended June 30, 2006 was $10.1 million and is classified as selling, general and administrative expense in the Statements of Consolidated Income.  A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.

Restricted Stock Awards

The Company granted 88,200 and 74,900 restricted stock awards during the six months ended June 30, 2006 and 2005, respectively, to key executives of the Company.  These awards will be fully vested at the end of the three-year period commencing the date of grant.  The fair value of each share is equal to the market price of the Company’s common stock on the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $35.75 and $29.44, for the six months ended June 30, 2006 and 2005, respectively.  The total intrinsic value of restricted stock awards vested during the six months ended June 30, 2006 and 2005 was $1.5 million and $1.8 million, respectively.  Compensation expense recorded by the Company related to restricted stock awards was $1.6 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 15.8 months.

A summary of restricted stock activity as of June 30, 2006, and changes during the six months then ended, is presented below:

Restricted Stock	Non- Vested Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at January 1, 2006	520,435	$22.82		$11,877,895
Granted	88,200	$35.75		$3,152,775
Vested	(77,115)	$18.91		$(1,458,367)
Forfeited	(12,680)	$28.86		$(365,928)
Outstanding at June 30, 2006	518,840	$25.45	15.8 months	$13,206,375

Stock Options

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the six month periods ended June 30, 2006 and 2005.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is based on the historical dividend yield of the Company’s stock.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected term of options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.59% to 5.04%	3.74% to 4.34%
Dividend yield	2.34% to 2.38%	2.75% to 2.83%
Volatility factor	.212 to .226	.258 to .262
Expected term	7 years	7 years

The Company granted 56,257 and 68,898 stock options during the six months ended June 30, 2006 and 2005, respectively, all of which comprised options granted for reload rights associated with previously-awarded options.  The weighted average grant date fair value of these reload option grants was $9.07 and $7.65 for the six month periods ended June 30, 2006 and 2005, respectively.  The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 was $19.7 million and $43.5 million, respectively.

As of June 30, 2006, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

A summary of option activity as of June 30, 2006, and changes during the six months then ended, is presented below:

Nonqualified Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	5,110,421	$16.32
Granted	56,257	$35.93
Exercised	(1,003,792)	$17.20
Forfeited	(4,716)	$17.46
Outstanding at June 30, 2006	4,158,170	$16.37	5.2 years	$71,368,543
Exercisable at June 30, 2006	4,158,170	$16.37	5.2 years	$71,368,543

Nonemployee Directors’ Stock Incentive Plans

At June 30, 2006, 160,904 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan at prices ranging from $6.59 to $29.67 per share, and 537,200 options had been exercised under this plan since plan inception.  The exercise price for each award is equal to the market price of the Company’s common stock on the date of grant.  Each option is subject to time-based vesting provisions and expires 5 to 10 years after date of grant.

The Company has also historically granted to non-employee directors stock units which vested upon award.  The value of the stock units will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  A total of 72,960 non-employee director stock units were outstanding as of June 30, 2006.  A total of 18,000 stock units were granted to non-employee directors during each of the six month periods ended June 30, 2006 and 2005.

Cash received from exercises under all share-based payment arrangements for employees and directors for the six month periods ended June 30, 2006 and 2005, was $16.3 million and $20.8 million, respectively. The actual tax benefit realized for tax deductions from share-based payment arrangements for the six month periods ended June 30, 2006 and 2005, was $7.5 million and $16.4 million, respectively.

The Company typically funds restricted share obligations from treasury stock at the date of grant and has a policy of issuing shares from treasury stock to satisfy option exercises.

G.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations, extraordinary items and cumulative effects of accounting changes.  The Company currently estimates the annual effective income tax rate from continuing operations as of June 30, 2006 to be 35.0%.  The estimated annual effective income tax rate as of June 30, 2005 was 34.5%, excluding the tax benefit disallowances recorded in 2005 under Section 162(m) of the Internal Revenue Code.

H.        Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Components of net periodic (benefit) cost
Service cost	$108	$225	$138	$135
Interest cost	1,097	1,436	725	792
Expected return on plan assets	(1,533)	(1,985)	—	—
Amortization of prior service cost	93	192	(34)	(10)
Recognized net actuarial loss	267	209	536	551
Settlement loss	(109)	1,725	—	—
Net periodic benefit cost	$(77)	$1,802	$1,365	$1,468

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands)
Components of net periodic (benefit) cost
Service cost	$216	$450	$276	$270
Interest cost	2,194	3,134	1,450	1,584
Expected return on plan assets	(3,066)	(4,091)	—	—
Amortization of prior service cost	186	383	(68)	(21)
Recognized net actuarial loss	534	489	1,072	1,103
Settlement loss	(18)	2,181	—	—
Net periodic benefit cost	$46	$2,546	$2,730	$2,936

I.          Recently Issued Accounting Standards

Accounting for Uncertain Tax Positions

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions — an Interpretation of FASB Statement No. 109.”   The Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this Interpretation on the Company’s financial position and results of operations.

Earnings Per Share

In September 2005, the FASB issued an exposure draft of a proposed amendment to SFAS No. 128, “Earnings Per Share.”  The proposed amendment would clarify guidance for calculating earnings per share in regards to mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares.  The FASB has delayed issuance of the final amendment until it completes additional deliberations.  The Company will evaluate the impact of any change in accounting standard when the final interpretation is issued.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

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

In the second quarter of 2006, the Company completed the sale of the remaining interest in its investment in IGC/ERI Pan-Am Thermal Generating Limited (Pan Am), previously included in the NORESCO business segment, for total proceeds of $2.6 million.

Total operating revenues reclassified to discontinued operations for the three and six month periods ended June 30, 2005 were $38.8 million and $77.3 million, respectively.

K.        Office Consolidation / Impairment Charges

In May 2005, the Company completed the relocation of its corporate headquarters and other operations to a newly constructed office building located at the North Shore in Pittsburgh.  The relocation resulted in the early termination of several operating leases and the early retirement of assets and leasehold improvements at several locations.  In accordance with SFAS No. 146, “Accounting for Costs associated with Exit or Disposal Activities” (SFAS No. 146), the Company recognized a loss of $5.3 million on the early termination of operating leases during the three months ended June 30, 2005 for facilities deemed to have no economic benefit to the Company.  The Company also recognized a loss on impairment of assets of $2.0 million during the second quarter of 2005 and $0.5 million in the first quarter of 2005 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), associated with the office consolidations.

During the second quarter of 2006, the Company began to utilize certain of the leased space previously deemed to have no economic benefit to the Company, to make space available for the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. transition planning activities.  The Company reversed approximately $2.4 million of the associated early termination liability for these leases during the three months ended June 30, 2006.  Additionally, the Company recorded a $0.5 million reduction in the early termination liability during the three months ended June 30, 2006 resulting from a revision of the amount of estimated cash flows for one of its operating leases.

L.        Other Events

On April 5, 2006, the Federal Energy Regulatory Commission (FERC) approved a settlement to resolve all issues raised in Equitrans, L.P.’s rate case filings.  According to its terms, the settlement became effective on June 1, 2006.  The settlement’s approval, which was recognized in the first quarter of 2006, improved operating income by $6.9 million for the first quarter of 2006, including $5.4 million relating to years 2005 and prior.

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources’ natural gas distribution and midstream assets in Pennsylvania and its natural gas distribution assets in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.

The transaction requires approvals from the Pennsylvania Public Utility Commission and the Public Service Commission of West Virginia and is subject to review under the Hart-Scott-Rodino Act and by the Pennsylvania Attorney General.  The Company is targeting regulatory approval by the end of 2006.  The Company plans to finance the transaction through a combination of equity and debt issuances and possibly hybrid issuances and/or asset sales.

In January 2005, the Company purchased the 99% limited partnership interest in ESP for cash of $57.5 million and assumed liabilities of $47.3 million.

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for proceeds of approximately $142 million after purchase price adjustments.

M.       Stock Split

On July 13, 2005, the Board of Directors of the Company declared a two-for-one stock split payable September 1, 2005, to shareholders of record on August 12, 2005.  All share and per share information as of and for the three and six months ended June 30, 2005 has been retroactively adjusted to reflect the stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “should,” “anticipate,” “estimate,” “forecasts,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling program, production and sales volumes, liquidity, capital expenditures and earnings and the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. and the financing of that acquisition.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended June 30, 2006
vs. Three Months Ended June 30, 2005

Equitable Resources’ consolidated income from continuing operations for the three months ended June 30, 2006 totaled $43.9 million, or $0.36 per diluted share, compared to $58.0 million, or $0.47 per diluted share, reported for the same period a year ago.  This $14.1 million decrease in income from continuing operations from 2005 to 2006 was largely due to several unusual items in 2005 including the gain on the sale of Kerr-McGee shares, a negative tax impact related to a tax benefit disallowance under Section 162(m) of the Internal Revenue Code and office relocation costs.  Excluding the unusual items, income from continuing operations increased primarily due to an increase in revenues in the Pipeline business as a result of the Equitrans rate case settlement, an increase in Energy Marketing revenues, an increase in production sales volumes, an increase in the average gathering fee and a reduction in allowance for doubtful accounts.  These factors were partially offset by increased operating expenses and a decrease in the average well-head sales price.

Six Months Ended June 30, 2006
vs. Six Months Ended June 30, 2005

Equitable Resources’ consolidated income from continuing operations for the six months ended June 30, 2006 totaled $116.3 million, or $0.95 per diluted share, compared to $132.7 million, or $1.07 per diluted share, reported for the same period a year ago.  This $16.4 million decrease in income from continuing operations from 2005 to 2006 was largely due to the unusual factors explained above as well as a pre-tax dividend income on Kerr-McGee shares recognized in the first quarter of 2005.  Excluding the unusual items, income from continuing operations increased due to the approval and settlement of the previously reported Equitrans rate case, an increase in Energy Marketing revenues, an increase in production sales volumes, an increase in the average gathering fee and a reduction in allowance for doubtful accounts.  These factors were partially offset by warmer weather and lower gas customer usage in 2006 and increases in operating costs.

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

EQUITABLE UTILITIES

OVERVIEW

Customer Payment Assistance Programs

The gas cost rates effective for Equitable Gas Company’s residential and commercial customers beginning October 1, 2005, include then-current high natural gas commodity prices, resulting in residential rates in the first and second quarters of 2006 as much as 40% higher than those in place in 2005.  These increases could present a significant challenge to the Company’s low-income customers, especially during the winter months.  Under various government- and Company-managed programs, significant funds were provided to assist low-income customers in re-establishing and maintaining their service during the 2005-2006 winter heating season.  These programs enabled Equitable Gas to improve its bad debt expense in the first and second quarters of 2006 as compared to the first and second quarters of 2005 despite the high natural gas commodity prices.  In addition, due to continued improvements in collection experience, the Company was able to reduce its overall reserve for uncollectible accounts during the second quarter of 2006.  The Company will continue to closely monitor its collections rates and adjust its reserve for uncollectible accounts as necessary.

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

•                  Tracking and recovery of ongoing Pipeline Safety Act and Security related costs

•                  Redesigned contract storage services

•                  Five-year rate moratorium on gathering rates

•                  Three-year rate moratorium on transmission rates

According to its terms, the settlement became effective on June 1, 2006.  The settlement’s approval, which was recognized in the first quarter of 2006, improved operating income by $6.9 million for the three months ended March 31, 2006, including $5.4 million relating to years 2005 and prior.  On-going increases related to the new rates and related contract negotiations resulted in additional net increases of pipeline operating income of $1.8 million in the second quarter 2006 compared to the same quarter in the prior year.

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

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	%	2006	2005	%
OPERATIONAL DATA

Heating degree days (30 year normal average: Qtr — 705; YTD — 3,635)	565	597	(5.4)	3,103	3,431	(9.6)

Residential sales and transportation volumes (MMcf)	2,656	3,173	(16.3)	12,861	15,546	(17.3)
Commercial and industrial volumes (MMcf)	4,667	4,322	8.0	13,750	15,105	(9.0)
Total throughput (MMcf) — Distribution Operations	7,323	7,495	(2.3)	26,611	30,651	(13.2)

Net operating revenues (thousands):
Distribution Operations (regulated):
Residential	$16,648	$17,754	(6.2)	$53,167	$60,915	(12.7)
Commercial & industrial	6,589	7,408	(11.1)	22,668	28,650	(20.9)
Other	1,697	2,128	(20.3)	3,204	4,517	(29.1)
Total Distribution Operations	24,934	27,290	(8.6)	79,039	94,082	(16.0)
Pipeline Operations (regulated)	13,868	10,498	32.1	38,937	26,964	44.4
Energy Marketing	6,965	4,280	62.7	26,644	20,292	31.3
Total net operating revenues	$45,767	$42,068	8.8	$144,620	$141,338	2.3

Total operating expenses as a % of net operating revenues	69.70%	86.49%	(19.4)	48.22%	51.85%	(7.0)

Operating income (thousands):
Distribution Operations (regulated)	$2,285	$933	144.9	$29,571	$39,260	(24.7)
Pipeline Operations (regulated)	5,150	835	516.8	19,348	9,254	109.1
Energy Marketing	6,432	3,914	64.3	25,970	19,545	32.9
Total operating income	$13,867	$5,682	144.1	$74,889	$68,059	10.0

Depreciation, depletion and amortization (DD&A):
Distribution Operations	$4,962	$4,664	6.4	$9,887	$9,228	7.1
Pipeline Operations	2,190	2,058	6.4	4,401	4,107	7.2
Energy Marketing	19	18	5.6	37	37	—
Total DD&A	$7,171	$6,740	6.4	$14,325	$13,372	7.1

Capital expenditures (thousands)	$13,626	$11,786	15.6	$29,080	$21,573	34.8

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	%	2006	2005	%
FINANCIAL DATA (Thousands)
Distribution revenues (regulated)	$61,594	$66,141	(6.9)	$283,303	$269,871	5.0
Pipeline revenues (regulated)	14,239	10,498	35.6	39,636	26,964	47.0
Marketing revenues	75,840	71,243	6.5	181,237	167,348	8.3
Less: intrasegment revenues	(12,646)	(9,978)	26.7	(30,451)	(27,211)	11.9
Total operating revenues	139,027	137,904	0.8	473,725	436,972	8.4

Purchased gas costs	93,260	95,836	(2.7)	329,105	295,634	11.3
Net operating revenues	45,767	42,068	8.8	144,620	141,338	2.3

Operating expenses:
Operating and maintenance (O & M)	14,642	14,571	0.5	28,257	28,517	(0.9)
Selling, general and administrative (SG&A)	12,483	11,234	11.1	29,545	27,549	7.2
Office consolidation impairment charges	(2,396)	3,841	(162.4)	(2,396)	3,841	(162.4)
DD&A	7,171	6,740	6.4	14,325	13,372	7.1
Total operating expenses	31,900	36,386	(12.3)	69,731	73,279	(4.8)

Operating income	$13,867	$5,682	144.1	$74,889	$68,059	10.0

Three Months Ended June 30, 2006
vs. Three Months Ended June 30, 2005

Equitable Utilities’ operating income totaled $13.9 million for the three months ended June 30, 2006 compared to $5.7 million for the three months ended June 30, 2005.  The $8.2 million increase in operating income is primarily due to the $6.2 million positive operating income impact from office consolidation impairment charges recorded in the second quarter of 2005 and a partial reversal of those charges in the second quarter of 2006, a $3.7 million increase in net operating revenues and a reduction in allowance for uncollectible accounts of $1.9 million.  These positive variances were partially offset by $2.7 million of transition costs incurred in the second quarter of 2006 in planning for the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.

Net operating revenues for the three months ended June 30, 2006 were $45.8 million compared to $42.1 million for the same quarter in 2005.  The $3.7 million increase was due to increased revenues in the Pipeline business as a result of the previously reported Equitrans rate case settlement and increased marketing storage asset optimization opportunities realized in the high and volatile natural gas commodity price environment.  These positive variances were partially offset by decreases in Distribution net operating revenues.  Lower residential net operating revenues were the result of decreased throughput from warmer weather and lower customer usage in 2006 as a result of conservation due to customers’ sensitivity to high commodity prices.  Lower net operating revenues from commercial and industrial customers resulted as warmer weather produced high levels of gas inventory and low commodity margins.

Operating expenses totaled $31.9 million for the three months ended June 30, 2006 compared to $36.4 million for the three months ended June 30, 2005.  The $4.5 million decrease in operating expenses was primarily attributable to the 2005 office consolidation impairment charges of $3.8 million, the reversal of $2.4 million of office consolidation impairment charges in 2006, a decrease in bad debt expense of $1.9 million as the provision for uncollectible accounts was reduced, and a 2005 charge of $0.8 million for an enhanced severance program for certain represented employees.  The reversal of lease impairment charges in the second quarter of 2006 was the result of the Company beginning to utilize certain leased space, previously deemed to have no economic benefit to the Company, to make space available for acquisition transition activities.  As such, these expenses are now considered costs related to the acquisition.  The Company’s improved collection experience, coupled with the regulatory and other assistance provided to assist low income customers, has allowed the Company to realize this improvement despite increased rates and customer bills.  These positive variances were partially offset by $2.7 million of other transition planning costs related to the pending acquisition, an increase in gathering operating expense of $0.7 million due to increased line-walking, right-of-way clearing and leak repair activities, $0.6 million of postretirement benefit expenses recognized in 2006 as a result of the Equitrans rate case settlement and an increase in DD&A of $0.4 million due to an increased depreciable asset base reflecting increased capital spending.

Capital expenditures totaled $13.6 million for the three months ended June 30, 2006 compared to $11.8 million for the three months ended June 30, 2005.  The $1.8 million increase was due to increased expenditures for the automated meter reading program, which began in the second quarter of 2005 and is expected to be completed in the third quarter of 2006.

Six Months Ended June 30, 2006
vs. Six Months Ended June 30, 2005

Equitable Utilities’ operating income totaled $74.9 million for the six months ended June 30, 2006 compared to $68.1 million for the six months ended June 30, 2005.  The $6.8 million increase in operating income is primarily due to the $6.2 million positive operating impact from office consolidation impairment charges recorded in the second quarter of 2005 and a partial reversal of those charges in the second quarter of 2006, previously discussed, a reduction in allowance for uncollectible accounts of $3.8 million and a $3.3 million increase in net operating revenues.  These positive variances were partially offset by $2.9 million of postretirement benefit expenses recognized in 2006 as a result of the Equitrans rate case settlement and $2.7 million of transition planning costs incurred in the second quarter of 2006 in planning for the pending acquisition.

Net operating revenues for the six months ended June 30, 2006 were $144.6 million compared to $141.3 million for the same period in 2005.  The $3.3 million increase was due to increased revenues in the Pipeline business as a result of the previously reported Equitrans rate case settlement and increased marketing storage asset optimization opportunities realized in the high and volatile natural gas commodity price environment.  These positive variances were partially offset by decreases in Distribution net operating revenues.  Lower residential net operating revenues were the result of decreased throughput from warmer weather and lower customer usage in 2006 as a result of conservation due to customers’ sensitivity to high commodity prices.  Lower net operating revenues from commercial and industrial customers resulted as warmer weather produced high levels of gas inventory and low commodity margins.

Operating expenses totaled $69.7 million for the six months ended June 30, 2006 compared to $73.3 million for the six months ended June 30, 2005.  The $3.6 million decrease in operating expenses was primarily attributable to the $6.2 million positive impact from office consolidation impairment charges recorded in the second quarter of 2005 and a partial reversal of those charges in the second quarter of 2006 as previously discussed, a decrease in bad debt expense of $3.8 million as the provision for uncollectible accounts was reduced and a 2005 charge of $0.8 million for an enhanced severance program for certain represented employees.  These positive variances were partially offset by $2.9 million of postretirement benefit expenses recognized in 2006 as a result of the Equitrans rate case settlement, $2.7 million of other transition planning costs related to the pending acquisition, an increase in gathering operating expense of $1.1 million due to increased line-walking, right-of-way clearing and leak repair activities and an increase in DD&A of $1.0 million due to an increased depreciable asset base reflecting increased capital spending.

Capital expenditures totaled $29.1 million for the six months ended June 30, 2006 compared to $21.6 million for the six months ended June 30, 2005.  The $7.5 million increase was primarily due to increased expenditures for the automated meter reading program, which began in the second quarter of 2005 and is expected to be completed in the third quarter of 2006.

OUTLOOK

Equitable Utilities’ business strategy is focused on effectively managing its gas distribution assets, optimizing its return on assets, selectively growing its gas distribution business through acquisition and developing a portfolio of closely related, unregulated businesses with an emphasis on risk management and earnings viability.  On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources’ natural gas distribution and midstream assets in Pennsylvania and its natural gas distribution assets in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.  The transaction requires approvals from the Pennsylvania Public Utility Commission (PA PUC) and the Public Service Commission of West Virginia (WV PSC) and is subject to review under the Hart-Scott-Rodino Act and by the Pennsylvania Attorney General.  Initial regulatory filings have been submitted to the PA PUC, the WV PSC and the Federal Trade Commission.  The assets to be acquired will increase the number of customers by 475,000 or 173%, total storage capacity by 33 Bcf or 60%, miles of gathering pipelines by 936 miles, gathered volumes by 40%, and miles of high pressure transmission by 466 or 42%.  The Company is targeting regulatory approval by the end of 2006.  Transition activities have commenced at Equitable Utilities to plan for the integration of The Peoples Natural Gas Company and Hope Gas, Inc. assets, resources and business processes into Equitable Resources.  The Company incurred $2.7 million of transition planning costs through June 30, 2006.  Based on the work completed to date, Equitable expects that the conversion activities will accelerate and increase Utilities operating expenses in the third and fourth quarters of 2006 in anticipation of closing the transaction.

EQUITABLE SUPPLY

OVERVIEW

In May 2005, the Company sold certain non-core gas properties and associated gathering assets for proceeds of approximately $142 million after purchase price adjustments.  The unit of production depletion rate (or DD&A rate) decreased by $0.04 per Mcfe prospectively as a result of this transaction.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	%	2006	2005	%
OPERATIONAL DATA

Capital expenditures (thousands) (a)	$68,615	$59,182	15.9	$122,527	$147,813	(17.1)

Production:
Total sales volumes (MMcfe)	19,115	18,494	3.4	37,444	36,822	1.7
Average (well-head) sales price ($/Mcfe)	$4.71	$4.77	(1.3)	$4.90	$4.76	2.9

Company usage, line loss (MMcfe)	1,266	1,116	13.4	2,519	2,347	7.3

Natural gas inventory usage, net (MMcfe)	—	—	—	—	(51)	100.0

Natural gas and oil production (MMcfe)	20,381	19,610	3.9	39,963	39,118	2.2

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.31	$0.33	(6.1)	$0.30	$0.33	(9.1)
Production taxes ($/Mcfe)	$0.46	$0.44	4.5	$0.50	$0.42	19.0
Production depletion ($/Mcfe)	$0.62	$0.60	3.3	$0.62	$0.61	1.6

Gathering:
Gathered volumes (MMcfe)	26,268	28,960	(9.3)	53,550	62,112	(13.8)
Average gathering fee ($/Mcfe)	$1.01	$0.78	29.5	$1.00	$0.75	33.3
Gathering and compression expense ($/Mcfe)	$0.40	$0.36	11.1	$0.38	$0.33	15.2
Gathering and compression depreciation ($/Mcfe)	$0.15	$0.12	25.0	$0.14	$0.11	27.3

(in thousands)
Production operating income	$56,655	$58,154	(2.6)	$118,667	$115,437	2.8
Gathering operating income	8,788	5,016	75.2	18,759	13,086	43.4
Total operating income	$65,443	$63,170	3.6	$137,426	$128,523	6.9

Production depletion	$12,594	$11,840	6.4	$24,731	$23,899	3.5
Gathering and compression depreciation	3,821	3,401	12.3	7,588	6,725	12.8
Other DD&A	1,034	950	8.8	1,976	1,952	1.2
Total DD&A	$17,449	$16,191	7.8	$34,295	$32,576	5.3

(a)             Capital expenditures for the six months ended June 30, 2005 include $57.5 million for the acquisition of the limited partnership interest in ESP which was separately approved by the Board of Directors of the Company in addition to the total amount originally authorized for the 2005 capital budget program.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	%	2006	2005	%
FINANCIAL DATA (Thousands)
Production revenues	$92,671	$89,712	3.3	$188,192	$178,816	5.2
Gathering revenues	26,656	22,497	18.5	53,584	46,668	14.8
Total operating revenues	119,327	112,209	6.3	241,776	225,484	7.2

Operating expenses:
LOE, excluding production taxes	6,360	6,481	(1.9)	11,790	12,716	(7.3)
Production taxes	9,310	8,545	9.0	19,999	16,480	21.4
Gathering and compression (O&M)	10,582	10,301	2.7	20,424	20,197	1.1
SG&A	10,183	7,521	35.4	17,842	14,473	23.3
Office consolidation impairment charges	—	—	—	—	519	(100.0)
DD&A	17,449	16,191	7.8	34,295	32,576	5.3
Total operating expenses	53,884	49,039	9.9	104,350	96,961	7.6
Operating income	$65,443	$63,170	3.6	$137,426	$128,523	6.9
Equity in earnings of nonconsolidated investments	$(124)	$83	(249.4)	$(18)	$130	(113.8)

Three Months Ended June 30, 2006
vs. Three Months Ended June 30, 2005

Equitable Supply’s operating income totaled $65.4 million for the three months ended June 30, 2006 compared to $63.2 million for the three months ended June 30, 2005.  The $2.2 million increase in operating income was primarily due to an increase in production sales volumes and an increase in gathering revenues, partially offset by increased operating expenses and a decrease in the average well-head sales price.

Total operating revenues were $119.3 million for the three months ended June 30, 2006 compared to $112.2 million for the three months ended June 30, 2005.  The $7.1 million increase in total operating revenues was primarily due to a 3% increase in production sales volumes and a 19% increase in gathering revenues, partially offset by a 1% decrease in the average well-head sales price.  Production sales volumes increased by 0.6 Bcfe to 19.1 Bcfe as volumes from new wells more than offset the 0.6 Bcfe from wells sold in May 2005.  Excluding property dispositions, sales volumes were up by 6.7%.  The increase in gathering revenues was due to a 30% increase in the average gathering fee, partially offset by a 9% decline in gathered volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to an increased infrastructure program, along with higher gas prices and related operating cost increases.  The average gathering fee was also positively impacted by the transfer of certain regulated gathering facilities to Equitable Utilities for segment reporting purposes.  The decrease in gathered volumes is primarily due to the aforementioned transfer of certain regulated gathering facilities and the sale of certain non-core gathering assets in May 2005.  These decreases were partially offset by increased gathered volumes for Equitable Supply production in 2006.  The $0.06 per Mcfe decrease in the average well-head sales price was primarily the result of increased gathering rates and a reserve established in connection with certain contract disputes, offset by favorable market prices.

Operating expenses totaled $53.9 million for the three months ended June 30, 2006 compared to $49.0 million for the three months ended June 30, 2005.  The $4.9 million increase in operating expenses was primarily attributable to increases of $2.7 million in SG&A, $1.2 million in DD&A and $0.8 million in production taxes.  The increase in SG&A was primarily related to a reserve established in connection with certain contract disputes.  The increase in DD&A was primarily related to a 4% increase in produced volumes and the Company’s increased investment in infrastructure.  The increase in production taxes was due to increased property taxes and severance taxes.  The increase in property taxes was a direct result of increased prices and sales in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on historical gas commodity prices and sales volumes.  The increase in severance taxes (a production tax directly imposed on the value of gas extracted) was primarily due to higher current gas commodity prices and sales volumes in the various taxing jurisdictions that impose such taxes.

Capital expenditures totaled $68.6 million for the three months ended June 30, 2006 compared to $59.2 million for the three months ended June 30, 2005.  The $9.4 million increase was mainly due to increased spending on drilling and development and the Big Sandy Pipeline project.  The Company drilled 142 wells and 107 wells for the three months ended June 30, 2006 and 2005, respectively.

Six Months Ended June 30, 2006
vs. Six Months Ended June 30, 2005

Equitable Supply’s operating income for the six months ended June 30, 2006 was $137.4 million compared to $128.5 million for the six months ended June 30, 2005.  The $8.9 million increase in operating income was primarily due to an increase in production sales volumes, an increase in the average well-head sales price and an increase in gathering revenues, partially offset by higher operating expenses.

Total operating revenues were $241.8 million for the six months ended June 30, 2006 compared to $225.5 million for the six months ended June 30, 2005.  The $16.3 million increase in total operating revenues was primarily attributable to a 2% increase in production sales volumes, a 3% increase in the average well-head sales price and a 15% increase in gathering revenues.  The increase in production sales volumes was primarily due to new wells drilled in 2005 and 2006, partially offset by the lack of sales from certain non-core gas properties sold in May 2005 (1,470 MMcfe) as well as the natural decline from the remaining wells.  The $0.14 per Mcfe increase in the average well-head sales price was primarily the result of increased market prices on unhedged volumes.  The increase in gathering revenues was due to a 33% increase in the average gathering fee, partially offset by a 14% decrease in gathered volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to an increased infrastructure program, along with higher gas prices and rising operating cost.  The average gathering fee was also positively impacted by the transfer of certain regulated gathering facilities to Equitable Utilities for segment reporting purposes.  The decrease in gathered volumes is primarily attributable to the aforementioned transfer of certain regulated gathering facilities the sale of certain non-core gathering assets in May 2005 and third-party volume shut-ins caused by extended maintenance projects on interstate pipelines.  These decreases were partially offset by increased gathered volumes for Equitable Supply production in 2006.

Operating expenses were $104.4 million for the six months ended June 30, 2006, compared to $97.0 million for the six months ended June 30, 2005.  The $7.4 million increase in operating expenses was primarily due to increases of $3.5 million in production taxes, $3.3 million in SG&A, and $1.7 million in DD&A, partially offset by a $0.9 million decrease in LOE and a 2005 impairment charge of $0.5 million related to the office consolidation.  The increase in production taxes was due to increased property taxes and severance taxes for the reasons previously discussed.  The increase in SG&A was primarily related to a reserve established for certain contract disputes.  The increase in DD&A was primarily related to a 2% increase in produced volumes and the Company’s increased investment in infrastructure.

Capital expenditures totaled $122.5 million for the six months ended June 30, 2006 compared to $147.8 million for the six months ended June 30, 2005.  The $25.3 million decrease was due to the $57.5 million acquisition in January 2005 of the limited partnership interest in ESP partially offset by increased spending on drilling and development and the Big Sandy Pipeline project.  The Company drilled 275 wells and 173 wells for the six months ended June 30, 2006 and 2005, respectively.

OUTLOOK

Equitable Supply’s business strategy is focused on achieving profit maximization by primarily focusing on developing new opportunities, through increased drilling and other development in the Appalachian Basin, as well as improvements to and expansion of its gathering systems, and secondarily focusing on cost control.  The Company believes that the margin leverage from realizable gas prices outweighs the increase in unit cost structure necessary to implement this strategy.  The Company expects to drill 550 wells and sell between 76 Bcfe and 77 Bcfe of natural gas in 2006.  The drilling program includes drilling horizontal test wells, with five test wells expected to be drilled by the end of 2006, to determine reservoir response that will enable the Company to begin testing the economic viability of using horizontal drilling techniques in future reserve development. Equitable Supply plans to continue to expand its pipeline and compression infrastructure in order to manage increased gathered volumes from both Company drilling programs and third party shippers.  The Company also plans to expand its gathering systems by approximately 190 miles of pipeline and approximately 20,000 horsepower of compression in 2006.

In 2005, the Company announced a new pipeline infrastructure project, the Big Sandy Pipeline.  In December of 2005, the Company started FERC’s pre-filing environmental review process, and on May 10, 2006, the Company filed its certificate application with the FERC for approval to build a 70-mile, 20-inch diameter pipeline to provide, based on the currently proposed system design, up to 130,000 Dekatherms per day.  The Big Sandy Pipeline, which is owned and operated by Equitrans, will connect the Kentucky Hydrocarbon operated processing plant in Langley, Kentucky, with the Tennessee Gas Pipeline interconnect in Carter County, Kentucky.  The pipeline is targeted for completion in 2007. The Company is also planning an upgrade to the Langley plant for completion in early 2008.  Both projects are projected to cost a total of $191 million and should enable the Company to further support its drilling growth, mitigate pipeline curtailments, increase flexibility and reliability of its midstream gathering systems and satisfy third party producer demand in the Appalachian Basin.  Initial interest in the project is approximately 155,000 Dekatherms per day. In the event the Company is able to enter into definitive agreements, the project can be quickly expanded to accommodate this increased demand. Natural gas processing expansion will continue to be required in order to meet the interstate pipeline gas quality standards and will represent an opportunity for the Company.  The Company is evaluating several processing, pipeline and compression expansion opportunities in Appalachia and expects to invest in additional projects in 2006 and beyond.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities totaled $397.9 million for the first six months of 2006 as compared to $63.0 million of cash flows used in operating activities for the first six months of 2005, a net increase of $460.9 million in cash flows provided by operating activities between years.  The increase in cash flows provided by operating activities was attributable primarily to the following:

•                  a $373.4 million net decrease in cash outflows for margin deposit requirements on the Company’s natural gas hedge agreements, primarily resulting from decreased natural gas prices and increased margin deposit thresholds with financial institutions during the first six months of 2006;

•                  a greater decrease in accounts receivable primarily due to a greater decrease in natural gas prices during the first six months of 2006 as compared to the first six months of 2005;

partially offset by:

•                  a greater decrease in accounts payable primarily due to a greater decrease in natural gas prices during the first six months of 2006 as compared to the first six months of 2005.

Investing Activities

Cash flows used in investing activities totaled $156.3 million for the first six months of 2006 as compared to $275.5 million of cash flows provided by investing activities for the first six months of 2005, a net increase of $431.8 million in cash flows used in investing activities between years.  The increase in cash flows used in investing activities was primarily due to the following:

•                  net proceeds of $354.3 million received from the sale of approximately 5.9 million shares of Kerr-McGee Corporation common stock in the first six months of 2005;

•                  unrestricted cash proceeds of $100.2 million from the sale of non-core properties in the first six months of 2005;

•                  an increase in capital expenditures to $153.4 million in the first six months of 2006 from $120.7 million in the first six months of 2005;

partially offset by:

•                  the Company’s acquisition of the 99% limited partnership interest in ESP for $57.5 million in the first six months of 2005.

Financing Activities

Cash flows used in financing activities totaled $316.5 million for the first six months of 2006 and $212.5 million for the first six months of 2005, a net increase of $104.0 million in cash flows used in financing activities between years.  The increase in cash flows used in financing activities was attributable to the following:

•                  a $286.8 million decrease in amounts borrowed under short-term loans in the first six months of 2006 compared to a $139.0 million decrease in short-term borrowings in the first six months of 2005.  The decrease in short-term borrowings in the first six months of 2006 was primarily the result of decreased requirements for funding margin deposits as previously discussed;

partially offset by:

•                  no repurchases of shares of the Company’s common stock under the Company’s share repurchase program during the first six months of 2006 in anticipation of the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. compared to repurchases of $52.9 million of common stock in the first six months of 2005.

The Company believes that cash generated from operations, amounts available under its credit facilities and amounts which the Company could obtain in the debt and equity markets given its financial position, are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.  The Company intends to finance the $970 million purchase price for the previously discussed acquisition through a combination of equity and debt issuances and possible hybrid issuances and/or asset sales.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Rating Service	Senior Unsecured Debt	Commercial Paper
Moody’s Investors Service	A-2	P-1
Standard & Poor’s Ratings Services	A-	A-2

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

The Company’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade the Company’s ratings, particularly below investment grade, it may significantly limit the Company’s access to the commercial paper market and borrowing costs would increase.  In addition, the Company would likely be required to pay a higher interest rate in future financings and incur increased margin deposit requirements with respect to its hedging instruments and the potential pool of investors and funding sources would decrease.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  This calculation excludes unrealized gains or losses from hedging transactions recorded in accumulated other comprehensive income (loss).  As of June 30, 2006, the Company is in compliance with all existing debt provisions and covenants.

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

During the first six months of 2006, the Company increased its hedge position for 2007 through 2013.  The approximate volumes and prices of the Company’s production hedges for 2006 through 2008 are:

Swaps	2006**	2007	2008
Total Volume (Bcf)	30	56	54
Average Price per Mcf (NYMEX)*	$4.77	$4.74	$4.64

Collars	2006**	2007	2008
Total Volume (Bcf)	4	10	10
Average Floor Price per Mcf (NYMEX)*	$7.35	$7.61	$7.61
Average Cap Price per Mcf (NYMEX)*	$10.84	$11.27	$11.27

*                    The above price is based on a conversion rate of 1.05 MMbtu/Mcf

**             July through December

The Company’s current hedged position provides price protection for a substantial portion of expected equity production for the years 2006 through 2008 and a smaller but significant portion of expected equity production for the years 2009 through 2013.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is less than $0.01 per diluted share for 2006 and ranges from $0.01 to $0.02 per diluted share per year for 2007 and 2008.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.  See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion.

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

The Company adopted SFAS No. 123R using the modified prospective method, under which the Company is recording compensation expense for its unvested stock options beginning January 1, 2006.  As such, the Company did not restate any prior period income statement amounts.  In addition, the adoption of SFAS No. 123R did not result in any significant changes to the Company’s method for valuing its stock options from that previously used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

The adoption of SFAS No. 123R did not have a significant impact on the Company’s operating results for the first six months of 2006, as the Company has shifted its compensation focus to the issuance of time-restricted stock awards and performance-based units for which it already recognized compensation expense under generally accepted accounting principles.  Management and the Board of Directors believe that such an incentive compensation approach more closely aligns management’s incentives with shareholder rewards than is the case with traditional stock options.  No new stock options have been awarded since 2003; all stock options granted subsequent to 2003 have comprised options granted for reload rights associated with previously-awarded options.

The Company recorded approximately $0.7 million of compensation expense related to stock options in the first six months of 2006, the majority of which related to stock option reloads which immediately vested under the terms of the related stock option award agreements.  The majority of the Company’s previously issued stock options were already vested at the time of adoption of SFAS No. 123R, and associated compensation expense yet to be recognized was insignificant.  All stock options outstanding as of June 30, 2006 are fully vested, and as such, the Company does not anticipate incurring any additional compensation expense related to currently outstanding stock options.

Had compensation cost been determined based on the fair value at the grant date for prior periods’ stock option grants consistent with the methodology prescribed in SFAS No. 123R, net income for the first six months of 2005 would have been reduced by an estimated $1.2 million, or approximately $0.01 per diluted share.

The Company recorded the following incentive compensation expense in continuing operations for the periods indicated below:

	Six Months Ended June 30,
	2006	2005
	(Millions)
Short-term incentive compensation expense	$5.9	$5.1
Long-term incentive compensation expense	12.8	16.1
Total incentive compensation expense	$18.7	$21.2

The long-term incentive compensation expenses are primarily associated with Executive Performance Incentive Programs (“the Programs”) that were instituted starting in 2002.  The long-term incentive compensation expenses during the first six months of 2005 were higher than during the same period in 2006 due to a greater number of unvested units outstanding during 2005 than during the current year.

Dividend

On July 18, 2006, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share payable September 1, 2006, to shareholders of record on August 11, 2006.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2006.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2006, the Company continued to execute its hedging strategy by utilizing forward contracts, swap agreements and collar agreements covering approximately 339.0 Bcf of natural gas.  These derivatives have hedged a portion of expected equity production through 2013.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A decrease of 10% in the market price of natural gas from the June 30, 2006 levels would increase the fair value of natural gas instruments by approximately $276.5 million.  An increase of 10% in the market price of natural gas would decrease the fair value by approximately $276.9 million.

With respect to the derivative commodity instruments held by the Company for trading purposes as of June 30, 2006, an increase or decrease of 10% in the market price of natural gas from the June 30, 2006 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2006.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2005.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred in the three months ended June 30, 2006.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)
April 2006 (April 1 — April 30)	6,344	$36.35	—	8,385,400

May 2006 (May 1 — May 31)	7,403	$34.03	—	8,385,400

June 2006 (June 1 — June 30)	10,043	$32.45	—	8,385,400
Total	23,790		—

(a)             Includes 9,096 shares delivered in exchange for the exercise of stock options to cover award cost and 14,694 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)            Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 12, 2006.

b)	Brief description of matters voted upon:

(1) Elected the named directors to serve a three-year term expiring 2009 as follows:

Director	Shares Voted For	Shares Withheld
Thomas A. McConomy	97,909,127	1,413,583
Barbara S. Jeremiah	98,480,188	842,522
Lee T. Todd, Jr., Ph.D.	98,583,349	739,361

The following Directors’ terms continued after the Annual Meeting of Shareholders:
until 2007 - Murry S. Gerber, George L. Miles, Jr., James W. Whalen and Vicky A. Bailey
until 2008 - Phyllis A. Domm, Ed.D., David L. Porges, James E. Rohr and David S. Shapira

(2) Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2006. Vote was 98,241,076 shares for; 931,355 shares against and 150,278 shares abstained.

(3) Approved the amendment and continuation of the Equitable Resources, Inc. Executive Short-Term Incentive Plan. Vote was 81,355,800 shares for; 3,790,116 shares against and 587,920 shares abstained.

Item 5.  Other Information

The Company implemented the Equitable Resources, Inc. 2006 Payroll Deduction and Contribution Program, effective as of July 25, 2006. The program provides executive officers and certain others with the ability to invest a limited portion of their salary in a personal retirement annuity. The Company also provides a contribution on behalf of program participants equal to the matching and the performance contributions that the participant would otherwise receive under the Equitable Resources, Inc. Employee Savings Plan, originally adopted September 1, 1985, as amended, beyond certain limitations imposed by the Internal Revenue Code of 1986, as amended. A copy of the Program is attached hereto as Exhibit 10.1.

Item 6.  Exhibits

10.1	Equitable Resources, Inc. 2006 Payroll Deduction and Contribution Program
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer
31.3	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Co-Principal Financial Officers

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Vice President and Chief Financial Officer

Date:  July 27, 2006

INDEX TO EXHIBITS

Exhibit No	Document Description	Incorporated by Reference
10.1	Equitable Resources, Inc. 2006 Payroll Deduction and Contribution Program	Filed Herewith

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer	Filed Herewith

31.3	Rule 13(a)-14(a) Certification of Co-Principal Financial Officer	Filed Herewith

32	Section 1350 Certification of Principal Executive Officer and Co-Principal Financial Officers	Filed Herewith