Form 10-Q
period 2007-03-31
EQUITABLE RESOURCES INC /PA/
filed 2007-04-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common stock, no par value	121,610,766 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Thousands, except per share amounts)
Operating revenues	$456,546	$430,119
Cost of sales	220,012	208,817
Net operating revenues	236,534	221,302

Operating expenses:
Operation and maintenance	27,444	23,604
Production	16,512	16,119
Selling, general and administrative	66,297	29,705
Depreciation, depletion and amortization	27,427	24,217
Total operating expenses	137,680	93,645

Operating income	98,854	127,657

Gain on sale of available-for-sale securities	1,042	—

Equity in earnings of nonconsolidated investments	109	174

Interest expense	12,280	12,957

Income before income taxes	87,725	114,874
Income taxes	31,107	42,515
Net income	$56,618	$72,359

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	121,217	119,579
Net income	$0.47	$0.61
Diluted:
Weighted average common shares outstanding	122,757	121,789
Net income	$0.46	$0.59
Dividends declared per common share	$0.22	$0.21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net income	$56,618	$72,359
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	450	2,934
Depreciation, depletion, and amortization	27,427	24,217
Gain on sale of available-for-sale securities	(1,042)	—
Deferred income taxes	1,007	8,234
Excess tax benefits from share-based payment arrangements	(3,631)	(5,601)
Decrease in inventory	119,306	100,874
(Increase) decrease in accounts receivable and unbilled revenues	(24,922)	67,266
(Increase) decrease in margin deposits	(12,031)	132,201
Decrease in accounts payable	(12,511)	(67,211)
Change in derivative instruments at fair value, net	39,727	13,114
Changes in other assets and liabilities	35,903	(42,460)
Net cash provided by operating activities	226,301	305,927

Cash flows from investing activities:
Capital expenditures	(157,670)	(70,634)
Proceeds from sale of available-for-sale securities	7,295	—
Investment in available-for-sale securities	(9,709)	(94)
Purchase price adjustment for sale of NORESCO	—	(3,124)
Net cash used in investing activities	(160,084)	(73,852)

Cash flows from financing activities:
Dividends paid	(26,765)	(25,176)
Proceeds from exercises under employee compensation plans	1,417	15,851
Excess tax benefits from share-based payment arrangements	3,631	5,601
Decrease in short-term loans	(44,500)	(298,300)
Net cash used in financing activities	(66,217)	(302,024)

Net decrease in cash and cash equivalents	—	(69,949)
Cash and cash equivalents at beginning of period	—	74,966
Cash and cash equivalents at end of period	$—	$5,017

Cash paid during the period for:
Interest, net of amount capitalized	$13,516	$14,255
Income taxes, net of refund	$105	$349

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable (less accumulated provision for doubtful accounts: March 31, 2007, $23,397; December 31, 2006, $20,442)	233,250	199,486
Unbilled revenues	31,335	40,627
Margin deposits with financial institutions	12,042	11
Inventory	149,822	269,128
Derivative instruments, at fair value	23,716	129,675
Prepaid expenses and other	49,127	62,523
Total current assets	499,292	701,450
Equity in nonconsolidated investments	35,003	35,023
Property, plant and equipment	3,767,377	3,617,297
Less: accumulated depreciation and depletion	1,259,683	1,239,826
Net property, plant and equipment	2,507,694	2,377,471
Investments, available-for-sale	34,013	31,270
Other assets	112,109	111,697
Total assets	$3,188,111	$3,256,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Short-term loans	91,499	135,999
Accounts payable	200,815	213,326
Derivative instruments, at fair value	652,710	570,251
Other current liabilities	155,418	150,203
Total current liabilities	1,110,442	1,079,779

Debentures and medium-term notes	753,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	266,539	338,012
Unrecognized tax benefits	34,959	—
Pension and other post-retirement benefits	49,062	50,947
Other credits	92,530	88,393
Total other non-current liabilities	443,090	477,352

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: March 31, 2007 and December 31, 2006, 149,008	368,724	366,856
Treasury stock, shares at cost: March 31, 2007, 27,395; December 31, 2006, 27,405 (net of shares and cost held in trust for deferred compensation of 160, $2,744 and 159, $2,724)	(469,964)	(469,584)
Retained earnings	1,389,052	1,363,310
Accumulated other comprehensive loss	(406,733)	(314,302)
Total common stockholders’ equity	881,079	946,280
Total liabilities and stockholders’ equity	$3,188,111	$3,256,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In this Form 10-Q, references to “we,” “us,” “our,” “Equitable,” “Equitable Resources,” and the “Company” refer collectively to Equitable Resources, Inc. and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of March 31, 2007, and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2006, as well as in “Information Regarding Forward Looking Statements” on page 15 of this document.

B.                        Segment Information

The Company reports its operations in two segments, which reflect its lines of business.  The Equitable Supply segment’s activities comprise the development, production, gathering, marketing and sale of natural gas and a small amount of associated oil and the extraction and sale of natural gas liquids.  The Equitable Utilities segment’s operations comprise the sale and transportation of natural gas to customers at state-regulated rates, interstate pipeline transportation, storage and gathering of natural gas subject to federal regulation, the unregulated marketing of natural gas and limited trading activities.

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income, equity in earnings of nonconsolidated investments and other income.  Interest expense and income taxes are managed on a consolidated basis.  Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Revenues from external customers:
Equitable Supply	$125,257	$122,449
Equitable Utilities	343,112	334,698
Less: intersegment revenues (a)	(11,823)	(27,028)
Total	$456,546	$430,119
Total operating expenses:
Equitable Supply	$70,397	$50,466
Equitable Utilities	42,058	37,831
Unallocated expenses (b)	25,225	5,348
Total	$137,680	$93,645
Operating income:
Equitable Supply	$54,860	$71,983
Equitable Utilities	69,219	61,022
Unallocated expenses	(25,225)	(5,348)
Total	$98,854	$127,657

Reconciliation of operating income to net income:

Equity in earnings of nonconsolidated investments:
Equitable Supply	$73	$106
Unallocated	36	68
Total	$109	$174

Gain on sale of available-for-sale securities	1,042	—
Interest expense	12,280	12,957
Income taxes	31,107	42,515
Net income	$56,618	$72,359

	March 31,	December 31,
	2007	2006
	(Thousands)
Segment Assets:
Equitable Supply	$1,856,765	$1,794,485
Equitable Utilities	1,246,609	1,407,024
Total operating segments	3,103,374	3,201,509
Headquarters assets and intersegment eliminations, net	84,737	55,402
Total assets	$3,188,111	$3,256,911

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Expenditures for segment assets:
Equitable Supply	$137,993	$53,912
Equitable Utilities	19,591	15,454
Unallocated expenditures	86	1,268
Total	$157,670	$70,634

(a)             Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)            Unallocated expenses for the three months ended March 31, 2007 are primarily related to executive compensation.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s overall objective in its hedging program is to assure a return on capital invested in long-lived assets in excess of the Company’s cost of capital.  The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Exchange-traded instruments are generally settled with offsetting positions.  Over the counter (OTC) arrangements require settlement in cash.

The fair value of the Company’s derivative commodity instruments is presented below:

	As of
	March 31, 2007	December 31, 2006
	(Thousands)
Asset	$22,866	$129,675
Liability	(635,298)	(544,444)
Net liability	$(612,432)	$(414,769)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net fair value of derivative instruments changed during the first quarter of 2007 primarily as a result of an increase in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 364.4 Bcf and 392.6 Bcf as of March 31, 2007 and December 31, 2006, respectively, and primarily related to natural gas swaps.  The open positions at March 31, 2007 had maturities extending through December 2013.

The Company deferred net losses of $378.7 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of March 31, 2007 and December 31, 2006, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $153.6 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of March 31, 2007 will be recognized in earnings during the next twelve months due to the physical settlement of hedged transactions.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges decreased earnings by approximately $0.7 million for each of the three month periods ended March 31, 2007 and 2006.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group.  The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy.  The absolute notional quantities of the futures and swaps held for trading purposes at March 31, 2007 totaled 7.3 Bcf and 21.1 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the three months ended March 31, 2007 (in thousands).

Fair value of contracts outstanding as of December 31, 2006	$581
Contracts realized or otherwise settled	(697)
Other changes in fair value	(6)
Fair value of contracts outstanding as of March 31, 2007	$(122)

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of March 31, 2007.

Net Fair Value of Third Party Contract (Liabilities) Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$(141)	$—	$—	$—	$(141)
Prices provided by other external sources (2)	19	—	—	—	19
Net derivative liabilities	$(122)	$—	$—	$—	$(122)

(1)   Contracts include futures and fixed price swaps

(2)   Contracts include basis swaps

The fair value of derivative instruments assumed as part of the purchase of the limited partnership interest in Eastern Seven Partners, L.P. (ESP) in January 2005 was a $5.0 million liability at March 31, 2007.  The fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $12.5 million liability at March 31, 2007.  The Company does not treat these derivatives as hedging instruments under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $4.3 million in its Consolidated Balance Sheet as of March 31, 2007.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits in the amount of $7.7 million in its Consolidated Balance Sheet as of March 31, 2007.

D.        Investments, Available-For-Sale

As of March 31, 2007, the investments classified by the Company as available-for-sale consist of approximately $34.0 million of debt and equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.

During the three months ended March 31, 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity securities with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million.  The Company used the proceeds from these sales and other available cash to purchase other debt and equity securities with a cost basis totaling $9.7 million during the three months ended March 31, 2007.  These investments are classified as available-for-sale in the Condensed Consolidated Balance Sheet.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

E.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands)
Net income	$56,618	$72,359
Other comprehensive (loss) income:
Net change in cash flow hedges:
Natural gas (Note C)	(92,533)	199,391
Interest rate	29	29
Unrealized (loss) gain on investments, available-for-sale	(464)	755
Pension and other post-retirement benefit plans:
Prior service cost	(104)	—
Net loss	562	—
Settlement loss	79	—
Total comprehensive (loss) income	$(35,813)	$272,534

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2007	2006
	(Thousands)
Net unrealized loss from hedging transactions	$(379,375)	$(286,871)
Unrealized gain on available-for-sale securities	3,505	3,969
Pension and other post-retirement benefits adjustment	(30,863)	(31,400)
Accumulated other comprehensive loss	$(406,733)	$(314,302)

F.         Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006.  Under SFAS No. 123R, the compensation cost of a share-based award is recorded in the Company’s income statement and is generally measured based on the grant-date fair value of the award.

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended March 31,
	2007	2006
	(Thousands)
2005 Executive Performance Incentive Program units	$25,549	$4,691
Restricted stock awards	887	691
Nonqualified stock options	183	556
Director stock units	525	1
Total share-based compensation expense	$27,144	$5,939

2005 Executive Performance Incentive Program

The vesting of the units granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period ending December 31, 2008.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payouts under the 2005 Program.  The Company evaluated its assumptions during the first quarter of 2007 and increased its assumptions for both the ultimate share price and the payout multiple at the vesting date to $57.50 and 200% of the units awarded, respectively.  As a result, the Company recognized an increase in long-term incentive plan expense of $20.1 million associated with the 2005 Program.  The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.  A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.

Restricted Stock Awards

The Company granted 68,330 and 27,700 restricted stock awards during the three months ended March 31, 2007 and 2006, respectively, to key executives from the Company’s 1999 Long-Term Incentive Plan (the Plan).  The shares granted under the Plan will be fully vested at the end of the three-year period commencing the date of grant.  The fair value of each share is equal to the market price of the Company’s common stock on the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $43.62 and $36.27, for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $7.1 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 23 months.

Stock Options

The Company granted 17,866 and 40,986 stock options during the three months ended March 31, 2007 and 2006, respectively, all of which comprised options granted for reload rights associated with previously-awarded options.  The weighted average grant date fair value of these reload option grants was $10.24 and $9.34 for the three month periods ended March 31, 2007 and 2006, respectively.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate (range)	4.66% to 4.73%	4.59% to 4.74%
Dividend yield	2.29%	2.38%
Volatility factor	.212	.226
Expected term	7 years	7 years

As of March 31, 2007, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

Nonemployee Directors’ Stock Incentive Plans

The Company has historically granted to non-employee directors stock units which vested upon award.  The value of the stock units will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  The Company accounts for these stock units as liability awards and as such records compensation expense for the remeasurement of the fair value of the stock units based on the Company’s stock price at the end of each reporting period.  A total of 72,960 non-employee director stock units were outstanding as of March 31, 2007.  No stock units were granted to non-employee directors during the three month periods ended March 31, 2007 and 2006.

As of March 31, 2007, 152,404 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the three month periods ended March 31, 2007 and 2006.

G.        Income Taxes

The consolidated Federal income tax liability of the Company has been settled with the Internal Revenue Service (IRS) through 1997.  The IRS has completed its review of the Company’s Federal income tax filings for the 1998 through 2000 years and the Company believes that only minor issues remain to be resolved.  The IRS is expected to survey the 2001 and 2002 Federal income tax filings.  The Company has been contacted by the IRS to begin an examination of the Company’s Federal income tax filings for 2003 through 2005 in the second quarter of 2007.

The Company is also subject to various routine state income tax examinations.  The Company mainly operates in four states which have statutes of limitations that expire between three to four years from the date of filing of the income tax return.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations and extraordinary items.  The Company currently estimates the annual effective income tax rate from continuing operations as of March 31, 2007 to be 35.5%.  The estimated annual effective income tax rate as of March 31, 2006 was 37.0%.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48) which applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  Additionally, as a result of the implementation of FIN 48, the Company recorded $29.7 million of unrecognized tax benefits related to a balance sheet reclassification that did not impact retained earnings.  A total of $16.9 million of this reclassification relates to the gross up of certain tax positions that were previously recorded net of tax benefit, tax positions which relate to temporary differences that were previously part of deferred taxes and tax positions that were previously offset against deferred tax assets.  The remaining $12.8 million relates to tax positions previously categorized as current liabilities.  After the recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at January 1, 2007 was $33.8 million.  Of this total, $16.9 million of tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest included in the FIN 48 liability above as of January 1, 2007 was $11.0 million.  No amounts were accrued for penalties as of January 1, 2007.

As of January 1, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

H.        Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Components of net periodic benefit cost
Service cost	$63	$108	$123	$138
Interest cost	1,093	1,097	636	725
Expected return on plan assets	(1,403)	(1,533)	—	—
Amortization of prior service cost	41	93	(215)	(34)
Recognized net actuarial loss	363	267	574	536
Settlement loss	433	91	—	—
Net periodic benefit cost	$590	$123	$1,118	$1,365

The Company made a cash contribution of $1.3 million to the pension plan in the first quarter of 2007 to fund an early retirement program which was settled during the fourth quarter of 2006.

I.          Recently Issued Accounting Standards

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (SFAS No. 159) which provides entities with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157) which establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

J.         Other Events

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.  On February 9, 2007, an administrative law judge for the Pennsylvania Public Utility Commission (PA PUC) issued an initial decision approving the stock acquisition, subject to the terms and conditions of a Joint Petition for Settlement filed by the Company and a number of the intervening parties.  On April 13, 2007, the PA PUC issued an Opinion and Order approving the stock acquisition consistent with the terms and conditions of the Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and The Peoples Natural Gas Company will not make base rate case filings prior to January 1, 2009.  The transaction also requires approval from the Public Service Commission of West Virginia (WV PSC) and is under review by the Pennsylvania Attorney General.  The WV PSC has approved a procedural schedule which calls for hearings to occur in mid-May 2007.  Several parties have intervened in the West Virginia regulatory case.  The Company continues to engage in settlement negotiations with the interveners.  On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of The Peoples Natural Gas Company.  On April 13, 2007,

the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition.  The U.S. District Court has approved a procedural order in this case designed to achieve resolution of the issues raised in the FTC’s U.S. District Court complaint by June 30, 2007. On April 23, 2007, the PA PUC filed an amicus brief in the U.S. District Court case supporting the Company’s position in the case. On the afternoon of April 26, 2007, the Pennsylvania Attorney General filed an amicus brief in the U.S. District Court case supporting the view that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The Company’s acquisition agreement had an expiration date of March 31, 2007, unless the closing had not occurred due to a failure to obtain a required governmental consent or authorization when such is being diligently pursued, in which case the expiration date is automatically extended to June 30, 2007.  Pursuant to these terms, the expiration date of the acquisition agreement automatically extended to June 30, 2007.  No assurance can be given that the remaining regulatory issues will be resolved within this timeframe.  The agreement will terminate if no closing occurs by June 30, 2007, unless the parties agree to an extension.  The assets to be acquired will increase: customers in the distribution operations by 475,000 or 173%; total storage capacity by 33 Bcf or 60%; miles of gathering pipelines by 936 miles; gathered volumes by 40%; and miles of high pressure transmission by 466 miles or 42%.  Transition planning activities have continued at Equitable Utilities to plan for the integration of the assets, resources, and business processes of The Peoples Natural Gas Company and Hope Gas, Inc. into Equitable Resources.

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

K.        Subsequent Event

On April 13, 2007, the Company and Range Resources Corporation (“Range”) agreed to a development plan for the Nora Field, a gas field located in Southwestern Virginia.  Under the plan, the Company and Range will equalize their interests in the Nora Field, including the producing wells, undrilled acreage and gathering system.  To equalize the interests, Range will pay to the Company and a newly formed gathering limited liability company an aggregate of $315 million, subject to customary adjustments.  The Company, through its subsidiary Equitable Production Company, entered into a Purchase and Sale Agreement with Pine Mountain Oil and Gas, Inc. (“PMOG”), a subsidiary of Range, whereby the Company will sell to PMOG a portion of the Company’s interests in certain gas properties in the Nora Field for approximately $262 million, subject to certain closing and post-closing purchase price adjustments.  As a result of the Purchase Agreement, the Company’s proved reserves will be reduced by approximately 81 Bcf, including developed reserves of approximately 74 Bcf.  The transaction contemplated by the Purchase Agreement will result in after-tax proceeds in excess of $150 million and will likely result in the Company recording a gain on the sale of the Company’s interest in the related properties in accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”

Additionally, the Company, through its subsidiaries Equitable Production Company and Equitable Gathering Equity, LLC, entered into a Contribution Agreement (the “Contribution Agreement”) with PMOG relating to the contribution by such subsidiaries of the Nora Field gathering facilities and pipelines to Nora Gathering, LLC, a newly formed entity that will be equally owned by the Company and PMOG.  The Company will contribute certain gathering assets having a March 31, 2007 net book value of approximately $113 million to Nora Gathering LLC in exchange for a 50% interest in the newly formed LLC.  PMOG will contribute cash to Nora Gathering, LLC to equalize the two parties’ interests.  The Company does not expect to recognize a gain or loss on this transaction.

The closing of these transactions is subject to various customary conditions.  The Company expects that all required approvals will be received before the end of May 2007, with the closing to occur as soon thereafter as all conditions to closing have been satisfied.

Equitable Resources, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “should,” “may,” “will,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words or phrases of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production volumes, liquidity, reserves, capital expenditures, executive compensation, hedging risks, the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc., the financing of that acquisition, the Company’s move to a holding company structure, and its pending sale of its interest in certain gas properties to PMOG and the related gathering contribution agreement.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended March 31, 2007
vs. Three Months Ended March 31, 2006

Equitable Resources’ consolidated net income for the three months ended March 31, 2007 totaled $56.6 million, or $0.46 per diluted share, compared to $72.4 million, or $0.59 per diluted share, reported for the same period a year ago.  This $15.8 million decrease in net income from 2006 to 2007 was due to several factors.  In the first quarter of 2007, the Company recorded $22.5 million of increased incentive compensation expense, $11.7 million of increased expenses related to increased reserves for certain West Virginia royalty disputes and other legal expenses and $4.9 million of transition planning expenses related to the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.  Additionally, the 2006 first quarter included a $5.4 million favorable impact from the approval and settlement of the previously reported Equitrans, L.P. (Equitrans) rate case.  The impact of higher operating expenses ($6.7 million) and lower realized sales prices at Equitable Supply ($5.1 million) also contributed to the decrease between years.  These decreases between years were partially offset by favorable storage asset optimization at Equitable Utilities ($12.5 million), higher production sales volumes at Equitable Supply ($5.1 million) and colder weather in Equitable Gas’ service territory in the first quarter of 2007 ($4.7 million).

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. Equitable’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of Equitable’s segments without being obscured by the financial condition, operations and trends for the other segment or by the effects of corporate allocations of interest and income taxes.  In addition, management uses these measures for budget planning purposes.

EQUITABLE SUPPLY

OVERVIEW

Equitable Supply’s operating revenues for the first quarter increased 2% from 2006 to 2007.  Sales volumes increased approximately 6% from 2006 to 2007 primarily as a result of increased production from the 2006 drilling program partially offset by the normal production decline in the Company’s existing wells.  Equitable Supply drilled 110 gross operated wells in the first quarter of 2007 compared to 100 gross operated wells in the first quarter of 2006, a 10% increase.  Operating revenues were also positively impacted by increased gathering revenues from third party producers.

The positive results experienced from the increased sales volumes were partially offset by an 8% decline in the average well-head sales price, due primarily to decreased market prices.  The average NYMEX price decreased 25% from the first quarter of 2006 to the first quarter of 2007, negatively impacting revenues from sales of unhedged volumes.

Operating expenses at Equitable Supply increased 40% primarily due to certain non-recurring charges for royalty disputes as well as higher depreciation, depletion and amortization expenses and gathering and compression expenses resulting from increased drilling and infrastructure investments, as the Company continues to expand its development and midstream activities in the Appalachian Basin.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended
	March 31,
	2007	2006	%
OPERATIONAL DATA

Production:
Total sales volumes (MMcfe)	19,338	18,329	5.5
Average (well-head) sales price ($/Mcfe)	$4.69	$5.09	(7.9)

Company usage, line loss (MMcfe)	1,078	1,253	(14.0)

Natural gas and oil production (MMcfe)	20,416	19,582	4.3

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.33	$0.28	17.9
Production taxes ($/Mcfe)	$0.47	$0.55	(14.5)
Production depletion ($/Mcfe)	$0.70	$0.62	12.9

Gathering:
Gathered volumes (MMcfe)	29,042	27,282	6.5
Average gathering fee ($/Mcfe)	$1.10	$0.99	11.1
Gathering and compression expense ($/Mcfe)	$0.44	$0.36	22.2
Gathering and compression depreciation ($/Mcfe)	$0.15	$0.14	7.1

(in thousands)
Production operating income	$43,947	$62,012	(29.1)
Gathering operating income	10,913	9,971	9.4
Total operating income	$54,860	$71,983	(23.8)

Production depletion	$14,332	$12,137	18.1
Gathering and compression depreciation	4,333	3,767	15.0
Other depreciation, depletion and amortization	1,332	942	41.4
Total depreciation, depletion and amortization	$19,997	$16,846	18.7

Capital expenditures (thousands)	$137,993	$53,912	156.0

FINANCIAL DATA (Thousands)
Production revenues	$93,287	$95,521	(2.3)
Gathering revenues	31,970	26,928	18.7
Total operating revenues	125,257	122,449	2.3

Operating expenses:
LOE, excluding production taxes	6,815	5,430	25.5
Production taxes	9,696	10,689	(9.3)
Gathering and compression (O&M)	12,824	9,842	30.3
Selling, general and administrative (SG&A)	21,065	7,659	175.0
Depreciation, depletion and amortization (DD&A)	19,997	16,846	18.7
Total operating expenses	70,397	50,466	39.5
Operating income	$54,860	$71,983	(23.8)

Equity in earnings of nonconsolidated investments	$73	$106	(31.1)

Three Months Ended March 31, 2007

vs. Three Months Ended March 31, 2006

Equitable Supply’s operating income totaled $54.9 million for the three months ended March 31, 2007 compared to $72.0 million for the three months ended March 31, 2006.  The $17.1 million decrease in operating income was primarily the result of reserves established in connection with West Virginia royalty disputes, increased operating expenses and a decline in the average well-head sales price.  These factors were partially offset by increased sales volumes and increased gathering revenues.

Total operating revenues were $125.3 million for the three months ended March 31, 2007 compared to $122.4 million for the three months ended March 31, 2006.  The $2.9 million increase in total operating revenues was primarily due to a 6% increase in production sales volumes and a 19% increase in gathering revenues, partially offset by an 8% decline in the average well-head sales price.  The 6% increase in production sales volumes was primarily the result of increased production from the 2006 drilling program, partially offset by the normal production decline in the Company’s wells.  The 19% increase in gathering revenues was due to a 7% increase in gathered volumes and an 11% increase in the average gathering fee.  The increase in gathered volumes in 2007 was primarily the result of increased Company production as well as higher third party customer volume shut-ins experienced in 2006.  The increase in the average gathering fee, primarily charged to affiliates, is reflective of the Company’s commitment to an increased infrastructure program as well as operating cost increases.  The $0.40 per Mcfe decrease in the average well-head sales price was primarily attributable to decreased market prices on unhedged volumes.

Operating expenses totaled $70.4 million for the three months ended March 31, 2007 compared to $50.5 million for the three months ended March 31, 2006.  The increase in SG&A was primarily due to increased reserves for certain West Virginia royalty disputes and higher legal fees and settlements all totaling $11.7 million, as well as adjustments to the allowance for doubtful accounts.  The increase in DD&A was primarily due to increased depletion expense resulting from both increases in the unit rate and volume, as well as increased depreciation on a higher asset base.  Gathering and compression expense increased approximately 30% due to electricity charges on newly installed electric compressors, increased field line and compressor maintenance related to the Company’s infrastructure investments, increased field labor and related employment costs and increased property taxes.  The increase in LOE is attributable to increased direct operating costs, personnel costs and environmental costs.

Capital expenditures totaled $138.0 million for the three months ended March 31, 2007 compared to $53.9 million for the three months ended March 31, 2006.  The $84.1 million increase was primarily due to increased capital spending for throughput optimization projects, including the construction of the Big Sandy Pipeline, and an increased drilling and development plan in 2007.

OUTLOOK

Equitable Supply’s Appalachian Basin business strategy is focused on growing through expansion of its drilling program and midstream gathering and processing systems.  The Company will continue to emphasize operational excellence, including cost control in all areas of its operations.

Equitable Supply is on track to drill at least 650 gross operated wells in 2007, a 16% increase over the 560 gross operated wells drilled in 2006.  This includes at least 50 horizontal wells, an increase of 25 horizontal wells from the Company’s previous estimates.  Through testing a variety of horizontal drilling techniques, the Company expects to better understand reservoir response and the economic viability of reserve development through horizontal drilling.  Similarly, through the ongoing infill pilot, the Company will evaluate the economic viability of accelerating production by down spacing coal bed methane wells.

In April 2007, the Company, through its subsidiary Equitable Production Company, entered into agreements with Pine Mountain Oil and Gas, Inc. (“PMOG”), a subsidiary of Range Resources Corporation, whereby the Company will sell to PMOG a portion of the Company’s interests in certain gas properties in the Nora Field in southwestern Virginia for $262 million subject to certain adjustments and will contribute certain related gathering facilities and pipelines to Nora Gathering, LLC, a newly formed entity that will be equally owned by the Company and PMOG.  PMOG agreed to contribute to Nora Gathering, LLC approximately $53 million (subject to certain adjustments) which will ultimately be used to fund the initial capital expenditures of Nora Gathering, LLC.  Production from the interest in proved developed reserves that the Company will sell to PMOG averaged approximately 14,000 Mcf per day.

Under the plan, the Company and PMOG will equalize their interests in the Nora Field, including the existing producing wells, undrilled acreage and gathering system.  Upon completion of the transaction, Equitable will continue to operate the producing wells, manage the drilling operations of all future coal bed methane wells and manage the gathering system.  PMOG will oversee the drilling of formations below the coal bed methane formation, including the tight gas sand formations, shales and deeper formations.  The transaction will allow each company to apply its specific expertise to jointly develop the field more effectively and at a faster pace.  Both companies have executed the definitive agreements covering the transaction.  The transaction closing, subject to Hart-Scott-Rodino clearance, is anticipated to occur in May 2007.

Through its Equitrans affiliate, the Company is constructing the Big Sandy Pipeline, which will provide for a significant increase in midstream throughput capacity in the Appalachian region.  This project is targeted for completion later in 2007.  The Company is also upgrading the Company-operated hydrocarbon processing plant in Langley, Kentucky, targeted for completion in early 2008.

EQUITABLE UTILITIES

OVERVIEW

Equitable Utilities’ net operating revenues for the first quarter increased 13% from 2006 to 2007.  This increase was primarily due to increased marketing net operating revenues as a result of favorable storage asset optimization as well as increased distribution revenues, as the weather in Equitable Gas’ service territory in the first quarter of 2007 was 12% colder than the first quarter of 2006.  These increases were partially offset by a reduction in pipeline revenues primarily due to the recognition in the first quarter of 2006 of previously reserved revenues as a result of the Equitrans rate case settlement.

Operating expenses at Equitable Utilities increased 11%, driven primarily by transition expenses incurred in the first quarter of 2007 in planning for the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc., partially offset by a reduction in allowance for uncollectible accounts.

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company and Hope Gas, Inc.  On February 9, 2007, an administrative law judge for the Pennsylvania Public Utility Commission (PA PUC) issued an initial decision approving the stock acquisition, subject to the terms and conditions of a Joint Petition for Settlement filed by the Company and a number of the intervening parties.  On April 13, 2007, the PA PUC issued an Opinion and Order approving the stock acquisition consistent with the terms and conditions of the Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and The Peoples Natural Gas Company will not make base rate case filings prior to January 1, 2009.  The transaction also requires approval from the Public Service Commission of West Virginia (WV PSC) and is under review by the Pennsylvania Attorney General.  The WV PSC has approved a procedural schedule which calls for hearings to occur in mid-May 2007.  Several parties have intervened in the West Virginia regulatory case.  The Company continues to engage in settlement negotiations with the interveners.  On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of The Peoples Natural Gas Company.  On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition.  The U.S. District Court has approved a procedural order in this case designed to achieve resolution of the issues raised in the FTC’s U.S. District Court complaint by June 30, 2007.  On April 23, 2007, the PA PUC filed an amicus brief in the U.S. District Court case supporting the Company’s position in the case. On the afternoon of April 26, 2007, the Pennsylvania Attorney General filed an amicus brief in the U.S. District Court case supporting the view that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The Company’s acquisition agreement had an expiration date of March 31, 2007, unless the closing had not occurred due to a failure to obtain a required governmental consent or authorization when such is being diligently pursued, in which case the expiration date is automatically extended to June 30, 2007.  Pursuant to these terms, the expiration date of the acquisition agreement automatically extended to June 30, 2007.  No assurance can be given that the remaining regulatory issues will be resolved within this timeframe.  The agreement will terminate if no closing occurs by June 30, 2007, unless the parties agree to an extension.

With the relatively recent repeal of the Public Utility Holding Company Act of 1935, the Company has filed applications with the PA PUC and WV PSC to reorganize as a holding company.  In connection with the reorganization, the Company successfully completed a request for direction to holders of notes under the indentures governing its long-term debt.  Upon receipt of the other required approvals, the Company expects to complete the reorganization.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended March 31,
	2007	2006	%

OPERATIONAL DATA

Heating degree days (30 year average: 2,930)	2,848	2,538	12.2

Residential sales and transportation volumes (MMcf)	11,950	10,205	17.1
Commercial and industrial volumes (MMcf)	10,006	9,083	10.2
Total throughput (MMcf) — Distribution Operations	21,956	19,288	13.8

Net operating revenues (thousands):
Distribution Operations (regulated):
Residential	$41,175	$36,519	12.7
Commercial & industrial	17,957	16,079	11.7
Other	1,876	1,507	24.5
Total Distribution Operations	61,008	54,105	12.8
Pipeline Operations (regulated)	18,116	25,069	(27.7)
Energy Marketing	32,153	19,679	63.4
Total net operating revenues	$111,277	$98,853	12.6

Operating income (thousands):
Distribution Operations (regulated)	$29,303	$27,286	7.4
Pipeline Operations (regulated)	8,797	14,198	(38.0)
Energy Marketing	31,119	19,538	59.3
Total operating income	$69,219	$61,022	13.4

DD&A (thousands):
Distribution Operations	$4,954	$4,925	0.6
Pipeline Operations	2,160	2,211	(2.3)
Energy Marketing	10	18	(44.4)
Total DD&A	$7,124	$7,154	(0.4)

Capital expenditures (thousands)	$19,591	$15,454	26.8

	Three Months Ended March 31,
	2007	2006	%

FINANCIAL DATA (Thousands)
Distribution revenues (regulated)	$210,409	$221,709	(5.1)
Pipeline revenues (regulated)	18,337	25,397	(27.8)
Marketing revenues	128,698	105,397	22.1
Less: intrasegment revenues	(14,332)	(17,805)	(19.5)
Total operating revenues	343,112	334,698	2.5

Purchased gas costs	231,835	235,845	(1.7)
Net operating revenues	111,277	98,853	12.6

Operating expenses:

Operating and maintenance (O & M)	14,198	13,615	4.3
SG&A	20,736	17,062	21.5
DD&A	7,124	7,154	(0.4)
Total operating expenses	42,058	37,831	11.2

Operating income	$69,219	$61,022	13.4

Three Months Ended March 31, 2007

vs. Three Months Ended March 31, 2006

Equitable Utilities’ operating income totaled $69.2 million for the three months ended March 31, 2007 compared to $61.0 million for the three months ended March 31, 2006.  The $8.2 million increase in operating income is primarily the result of increases in net operating margins in the marketing and distribution operations.  These positive factors were partially offset by lower pipeline revenues and transition planning expenses incurred in the first quarter of 2007 in planning for the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.

Net operating revenues for the three months ended March 31, 2007 were $111.3 million compared to $98.9 million for the three months ended March 31, 2006.  The $12.4 million increase was due to increased marketing net operating revenues and increased distribution net operating revenues.  The increase in marketing net operating revenues was a result of storage asset optimization opportunities realized, as the marketing operations used contractual storage capacity to capture unusually high summer-to-winter price spreads which developed in the commodities market over recent periods.  These price spreads were captured at a time of high volatility and the transactions settled during the current quarter.  The increase in distribution net operating revenues was primarily the result of increased throughput from colder weather and increased customer usage in 2007.  These positive variances were partially offset by lower pipeline net operating revenues due to the recognition in the first quarter of 2006 of $6.1 million of previously reserved revenues as a result of the Equitrans rate case settlement.

Operating expenses totaled $42.1 million for the three months ended March 31, 2007 compared to $37.8 million for the three months ended March 31, 2006.  The $4.3 million increase in operating expenses included $4.9 million of expenses incurred in connection with the planning for the pending acquisition of companies from Dominion Resources.  Other SG&A increases of $3.3 million were primarily related to increased general overhead costs, increased insurance costs and other administrative cost increases.  Partially offsetting these increases, bad debt expense decreased $2.9 million, resulting from the Company’s improved collection experience and regulatory and other assistance provided to assist low income customers.  The provision for uncollectible accounts represented 0.5% of residential revenues in the first quarter of 2007 compared to 2.3% of residential revenues in 2006.  Additionally, operating expenses for the first quarter of 2006 included $1.7 million of previously deferred operating expenses recognized upon settlement of the Equitrans rate case.

Capital expenditures totaled $19.6 million for the three months ended March 31, 2007 compared to $15.5 million for the three months ended March 31, 2006.   The $4.1 million increase was primarily due to increased first quarter of 2007 expenditures for distribution and transmission pipeline replacement programs.

OUTLOOK

Equitable Utilities is focused on obtaining the required regulatory approvals to close the acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.  Transition planning activities have continued at Equitable Utilities to plan for the integration of The Peoples Natural Gas Company and Hope Gas, Inc. into Equitable Resources.  Based on the work completed to date, the Company expects that the transition planning activities will continue through June 2007 at a monthly rate consistent with the first quarter of 2007 and thus will increase Equitable Utilities’ operating expenses in the second quarter of 2007 in anticipation of closing the transaction.

Equitable Utilities is also focused on enhancing the value and growth potential of its existing regulated utility operations and on selectively expanding its natural gas storage and gathering businesses.  Equitable Utilities was able to realize a significant increase in margins from asset optimization opportunities during the first quarter of 2007, as per unit storage spreads were greater than those realized in the same period in 2006.  Value from these assets is captured primarily in the winter months and may vary significantly from one year to the next due to changing commodity market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities totaled $226.3 million for the first quarter of 2007 and $305.9 million for the first quarter of 2006, a net decrease of $79.6 million in cash flows provided by operating activities between years.  The decrease in cash flows provided by operating activities was attributable primarily to the following:

•                  a $144.2 million net decrease in cash inflows for margin deposit requirements on the Company’s natural gas hedge agreements.  The Company’s margin deposits increased $12.0 million during the first quarter of 2007, compared to a decrease of $132.2 million in margin deposits during the first quarter of 2006.  The net decrease in margin deposit requirements during the first quarter of 2006 was the result of a significant decrease in commodity price during that period from abnormally high price levels experienced in late 2005;

•                  an increase in accounts receivable during the first quarter of 2007 primarily due to increased customer usage from colder weather in Equitable Utilities’ distribution operations, compared to a decrease in accounts receivable during the first quarter of 2006 as a result of significant decreases in commodity price;

partially offset by:

•                  a large reduction in other current liabilities during the first quarter of 2006, as significant amounts were outstanding at December 31, 2005 for which payment was remitted early in the first quarter of 2006;

•                  a smaller decrease in accounts payable, primarily the result of a significant decrease in commodity price during the first quarter of 2006.

Investing Activities

Cash flows used in investing activities totaled $160.1 million for the first quarter of 2007 and $73.9 million for the first quarter of 2006, a net increase of $86.2 million in cash flows used in investing activities between years.  The increase in cash flows used in investing activities was primarily due to an increase in capital expenditures to $157.7 million in the first quarter of 2007 from $70.6 million in the first quarter of 2006, resulting primarily from more capital expended for Supply throughput optimization projects, including the construction of the Big Sandy Pipeline, and increased drilling and development in 2007.

Financing Activities

Cash flows used in financing activities totaled $66.2 million for the first quarter of 2007 and $302.0 million for the first quarter of 2006, a net decrease of $235.8 million in cash flows used in financing activities between years.  The decrease in cash flows used in financing activities was primarily due to a $44.5 million decrease in amounts borrowed under short-term loans in the first quarter of 2007 compared to a $298.3 million decrease in amounts borrowed under short-term loans in the first quarter of 2006.  The decrease in short-term borrowings in the first quarter of 2006 was greater primarily as the result of significantly decreased requirements for funding margin deposits as previously discussed.

The Company believes that cash generated from operations, amounts available under its credit facilities and amounts which the Company could obtain in the debt and equity markets given its financial position, are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.  The Company intends to finance the $970 million purchase price for the previously discussed acquisition from Dominion Resources through a combination of equity and debt issuances and a portion of the asset sale proceeds from the PMOG transaction previously discussed.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Senior
	Unsecured	Commercial
Rating Service	Debt	Paper
Moody’s Investors Service	A2	P-1
Standard & Poor’s Ratings Services	A -	A-2

In 2006, Standard & Poor’s Ratings Services placed the Company’s short and long-term credit ratings on CreditWatch with negative implications and Moody’s Investors Service placed the ratings under review for possible downgrade as a result of the Company’s announcement that it had entered into a definitive agreement to acquire The Peoples Natural Gas Company and Hope Gas, Inc. from Dominion Resources.  The final ratings outcomes are expected to be determined after the requisite approvals are received and the acquisition financing plan has been reviewed by the ratings agencies.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes accumulated other comprehensive income (loss).  During an acquisition period, which is defined as the period beginning with the funding of the purchase price for the stock of The Peoples Natural Gas Company and Hope Gas, Inc. and ending on the first fiscal quarter end at least 365 days after the funding of such purchase price, the covenant is relaxed from 65% to 70%.  As of March 31, 2007, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to assure a return on capital invested in long-lived assets in excess of the Company’s cost of capital.  The Company’s risk management program includes the use of exchange-

traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.  The preponderance of derivative commodity instruments currently utilized by the Company are fixed price swaps or collars.

There was no change to the Company’s hedge position during the first quarter of 2007.  The approximate volumes and prices of the Company’s total hedge position for 2007 through 2009 are:

	2007**	2008	2009
Swaps
Total Volume (Bcf)	42	54	38
Average Price per Mcf (NYMEX)*	$4.74	$4.64	$5.90

Collars
Total Volume (Bcf)	8	10	10
Average Floor Price per Mcf (NYMEX)*	$7.61	$7.61	$7.61
Average Cap Price per Mcf (NYMEX)*	$11.27	$11.27	$11.27

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf
**April through December

The Company’s current hedged position provides price protection for a substantial portion of expected equity production for the years 2007 through 2009 and a smaller but significant portion of expected equity production for the years 2010 through 2013.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.01 per diluted share for 2007 and ranges from $0.01 to $0.03 per diluted share per year for 2008 and 2009.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.  The Company’s hedge position is expected to decline proportionately with the reduction in reserves that results from the closing of the purchase and sale transaction with PMOG previously discussed.

See Note C to the Company’s Consolidated Financial Statements for further discussion of the Company’s hedging activities.

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

Incentive Compensation

The Company accounts for its share-based payment arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) and accordingly records compensation expense related to share-based awards in its income statement.  The Company’s compensation practices focus primarily on the issuance of performance-based units and time-restricted stock awards for which it recognizes compensation expense over the applicable vesting periods.  Management and the Board of Directors believe that such an incentive compensation approach more closely aligns management’s incentives with shareholder rewards than is the case with traditional stock options.  All stock options granted subsequent to 2003 have comprised options granted for reload rights associated with previously-awarded options.  Such reloads immediately vest under the terms of the related stock option award agreements.  The Company recorded approximately $0.2 million and $0.6 million of compensation expense related to stock options in the first quarter of 2007 and 2006, respectively, primarily related to stock option reloads.  All stock options outstanding as of March 31, 2007 are fully vested, and as such, the Company does not anticipate incurring any additional compensation expense related to currently outstanding stock options.  Compensation expense associated with reload rights will be recorded in the period in which the reload options are granted.

The Company recorded the following incentive compensation expense for the periods indicated below:

	Three Months Ended March 31,
	2007	2006
	(Millions)
Short-term incentive compensation expense	$4.5	$3.2
Long-term incentive compensation expense	27.1	5.9
Total incentive compensation expense	$31.6	$9.1

The long-term incentive compensation expenses are primarily associated with the 2005 Executive Performance Incentive Program (“the 2005 Program”).  In the first quarter of 2007, the Company increased its assumptions for both the ultimate share price and the payout multiple at the vesting date (December 31, 2008).  As a result, the Company recognized an additional $20.1 million of long-term incentive expenses associated with the 2005 Program in the first quarter of 2007 and expects to record a greater amount of incentive expense in fiscal year 2007 than previously estimated.  The Company currently forecasts fiscal year 2007 total incentive compensation expense of approximately $66 million, including expense of $49 million for the 2005 Program.

Dividend

On April 11, 2007, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable June 1, 2007, to shareholders of record on May 4, 2007.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2007.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company primarily through the Equitable Supply segment and the unregulated marketing group within the Equitable Utilities segment.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored.  The Company also enters into energy trading contracts to leverage its assets and limit its exposure to shifts in market prices.  The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2007, the Company hedged portions of expected equity production through 2013 by utilizing futures contracts, swap agreements and collar agreements covering approximately 283.5 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2007 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $230 million.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2007 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately the same amount.

With respect to the derivative commodity instruments held by the Company for trading purposes as of March 31, 2007, an increase or decrease of 10% in the market price of natural gas from the March 31, 2007 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2007.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company previously had co-principal financial officers, Philip P. Conti and David L. Porges.  Effective February 21, 2007, Equitable Resources realigned its senior management organization.  As a result of that reorganization, Mr. Conti, Senior Vice President and Chief Financial Officer, became the Company’s sole Principal Financial Officer.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Federal Trade Commission v. Equitable Resources, Inc. et al, Before Federal Trade Commission

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s proposed acquisition of The Peoples Natural Gas Company from Consolidated Natural Gas Company, a subsidiary of Dominion Resources, Inc.  Each of the Company, Dominion Resources, Inc., Consolidated Natural Gas Company and The Peoples Natural Gas Company are named as parties in the complaint.

The complaint charged that the acquisition agreement violates Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45 (which prohibits unfair methods of competition in or affecting commerce), and that the acquisition, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 (which prohibits conduct which substantially lessens competition and/or tends to create a monopoly in a relevant market), and Section 5 of the Federal Trade Commission Act.  The relief sought by the FTC in the complaint includes, among other things, (i) an order preventing the Company from acquiring The Peoples Natural Gas Company, (ii) a prohibition against any transaction between the Company and Dominion Resources, Inc. that combines their operations in the relevant markets except as may be approved by the FTC, and (iii) any other relief appropriate to correct the anticompetitive effects of the transaction or to restore The Peoples Natural Gas Company as a viable, independent competitor in the relevant market.  The Company believes that the FTC’s complaint is without merit and intends to vigorously oppose the FTC’s charges.

Federal Trade Commission v. Equitable Resources, Inc. et al, U.S. District Court, Western District of Pennsylvania

On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the Company’s proposed acquisition of The Peoples Natural Gas Company from Consolidated Natural Gas Company, a subsidiary of Dominion Resources, Inc.  Each of the Company, Dominion Resources, Inc., Consolidated Natural Gas Company and The Peoples Natural Gas Company are named as defendants in the complaint.  The relief sought by the FTC in the complaint is to maintain the status quo during the pendency of the administrative proceeding described above.  The U.S. District Court has approved a procedural order in this case designed to achieve resolution of the issues raised in the FTC’s complaint by June 30, 2007. On April 23, 2007, the PA PUC filed an amicus brief supporting the Company’s position in this case. On the afternoon of April 26, 2007, the Pennsylvania Attorney General filed an amicus brief supporting the view that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The Company believes that the FTC’s complaint is without merit and intends to vigorously oppose the FTC’s position in this case.

In addition to the claims disclosed above, in the ordinary course of business, various other legal claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for other pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any other matter currently pending against the Company will not materially affect the financial position of the Company.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended March 31, 2007.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

January 2007 (January 1 — January 31)	19,992	$41.76	—	8,385,400

February 2007 (February 1 — February 28)	76,075	$44.10	—	8,385,400

March 2007 (March 1 — March 31)	59,962	$43.71	—	8,385,400

Total	156,029		—

(a)                                  Includes 143,472 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 12,557 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)                                 Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

3.1	Restated Articles of Equitable Resources, Inc. (amended through April 11, 2007)

10.1

Purchase and Sale Agreement dated as of April 13, 2007 by and between Equitable Production Company and Pine Mountain Oil and Gas, Inc.  Schedules (or similar attachments) to the Purchase and Sale Agreement are not filed.  The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.2

Contribution Agreement dated as of April 13, 2007 by and between Equitable Production Company, Equitable Gathering Equity, LLC, Pine Mountain Oil and Gas, Inc. and Nora Gathering, LLC.  Schedules (or similar attachments) to the Contribution Agreement are not filed.  The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

By:	/s/ PHILIP P. CONTI
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: April 26, 2007

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

3.1	Restated Articles of Equitable Resources, Inc. (amended through April 11, 2007)	Filed herewith as Exhibit 3.1

10.1

Purchase and Sale Agreement dated as of April 13, 2007 by and between Equitable Production Company and Pine Mountain Oil and Gas, Inc.  Schedules (or similar attachments) to the Purchase and Sale Agreement are not filed.  The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2007

10.2

Contribution Agreement dated as of April 13, 2007 by and between Equitable Production Company, Equitable Gathering Equity, LLC, Pine Mountain Oil and Gas, Inc. and Nora Gathering, LLC.  Schedules (or similar attachments) to the Contribution Agreement are not filed.  The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

Filed as Exhibit 10.2 to Form 8-K filed on April 16, 2007

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32