Form 10-Q
period 2007-06-30
EQUITABLE RESOURCES INC /PA/
filed 2007-07-26
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                                Large Accelerated Filer  ☒       Accelerated Filer ☐       Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007

Common stock, no par value	121,648,466 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Index

Part I. Financial Information:

Item 1.	Financial Statements (Unaudited):

Statements of Consolidated Income for the Three and Six Months Ended June 30, 2007 and 2006

Statements of Condensed Consolidated Cash Flows for the Six Months Ended June 30, 2007 and 2006

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information:

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands, except per share amounts)
Operating revenues	$293,240	$251,207	$749,786	$681,326
Cost of sales	116,953	86,113	336,965	294,930
Net operating revenues	176,287	165,094	412,821	386,396

Operating expenses:
Operation and maintenance	25,568	25,366	53,012	48,970
Production	16,125	15,670	32,637	31,789
Selling, general and administrative	45,483	28,050	111,780	57,755
Office consolidation impairment charges	—	(2,908)	—	(2,908)
Depreciation, depletion and amortization	27,592	24,797	55,019	49,014
Total operating expenses	114,768	90,975	252,448	184,620

Operating income	61,519	74,119	160,373	201,776

Gain on sale of assets, net	119,401	—	119,401	—

Gain on sale of available-for-sale securities	—	—	1,042	—

Equity in earnings (losses) of nonconsolidated investments	666	(124)	775	50

Interest expense	9,483	9,995	21,763	22,952

Income before income taxes	172,103	64,000	259,828	178,874
Income taxes	64,760	20,091	95,867	62,606
Net income	$107,343	$43,909	$163,961	$116,268

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	121,356	120,128	121,289	119,823
Net income	$0.88	$0.37	$1.35	$0.97
Diluted:
Weighted average common shares outstanding	122,837	122,044	122,806	121,899
Net income	$0.87	$0.36	$1.34	$0.95
Dividends declared per common share	$0.22	$0.22	$0.44	$0.43

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net income	$163,961	$116,268
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	(1,075)	614
Depreciation, depletion, and amortization	55,019	49,014
Gain on sale of assets, net	(119,401)	—
Gain on sale of available-for-sale securities	(1,042)	—
Office consolidation impairment charges	—	(2,908)
Deferred income taxes	55,823	5,899
Excess tax benefits from share-based payment arrangements	(4,180)	(5,758)
Decrease in accounts receivable and unbilled revenues	67,376	158,688
Decrease in inventory	42,174	908
(Increase) decrease in margin deposits	(10,933)	199,837
Decrease in accounts payable	(1,373)	(78,919)
Change in derivative instruments at fair value, net	27,375	4,441
Changes in other assets and liabilities	40,593	(50,211)
Net cash provided by operating activities	314,317	397,873

Cash flows from investing activities:
Capital expenditures	(335,860)	(153,416)
Proceeds from sale of assets	184,576	—
Restricted cash from sale of assets	(95,000)	—
Proceeds from contribution of assets	23,262	—
Proceeds from sale of available-for-sale securities	7,295	—
Investment in available-for-sale securities	(9,709)	(2,201)
Proceeds from sale of discontinued operations, net of purchase price adjustments	—	(724)
Net cash used in investing activities	(225,436)	(156,341)

Cash flows from financing activities:
Dividends paid	(53,531)	(51,729)
Proceeds from note payable to Nora Gathering, LLC	69,786	—
Repayments of note payable to Nora Gathering, LLC	(7,000)	—
Proceeds from exercises under employee compensation plans	2,449	16,274
Excess tax benefits from share-based payment arrangements	4,180	5,758
Decrease in short-term loans	(33,999)	(286,801)
Net cash used in financing activities	(18,115)	(316,498)

Net increase (decrease) in cash and cash equivalents	70,766	(74,966)
Cash and cash equivalents at beginning of period	—	74,966
Cash and cash equivalents at end of period	$70,766	$—

Cash paid during the period for:
Interest, net of amount capitalized	$21,373	$22,972
Income taxes, net of refund	$21,072	$30,448

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,766	$—
Restricted cash	95,576	—
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2007, $17,003; December 31, 2006, $20,442)	162,018	199,486
Unbilled revenues	11,794	40,627
Margin deposits with financial institutions	10,944	11
Inventory	226,954	269,128
Derivative instruments, at fair value	32,336	129,675
Prepaid expenses and other	60,770	62,523
Total current assets	671,158	701,450
Equity in nonconsolidated investments	128,558	35,023
Property, plant and equipment	3,730,469	3,617,297
Less: accumulated depreciation and depletion	1,239,581	1,239,826
Net property, plant and equipment	2,490,888	2,377,471
Investments, available-for-sale	35,777	31,270
Other assets	113,026	111,697
Total assets	$3,439,407	$3,256,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Short-term loans	102,000	135,999
Note payable to Nora Gathering, LLC	62,786	—
Accounts payable	211,953	213,326
Derivative instruments, at fair value	582,805	570,251
Other current liabilities	156,673	150,203
Total current liabilities	1,126,217	1,079,779

Debentures and medium-term notes	753,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	363,053	338,012
Unrecognized tax benefits	36,191	—
Pension and other post-retirement benefits	47,926	50,947
Other credits	89,494	88,393
Total other non-current liabilities	536,664	477,352

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: June 30, 2007 and December 31, 2006, 149,008	369,043	366,856
Treasury stock, shares at cost: June 30, 2007, 27,357; December 31, 2006, 27,405 (net of shares and cost held in trust for deferred compensation of 177, $3,038 and 159, $2,724)	(469,385)	(469,584)
Retained earnings	1,469,629	1,363,310
Accumulated other comprehensive loss	(346,261)	(314,302)
Total common stockholders’ equity	1,023,026	946,280
Total liabilities and stockholders’ equity	$3,439,407	$3,256,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.   Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In this Form 10-Q, references to “we,” “us,” “our,” “Equitable,” “Equitable Resources,” and the “Company” refer collectively to Equitable Resources, Inc. and its consolidated subsidiaries. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of June 30, 2007, and the results of its operations and cash flows for the three and six month periods ended June 30, 2007 and 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2006, as well as in “Information Regarding Forward Looking Statements” on page 17 of this document.

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

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income, equity in earnings (losses) of nonconsolidated investments and other income. Interest expense and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues from external customers:
Equitable Supply	$127,884	$119,327	$253,141	$241,776
Equitable Utilities	172,112	139,027	515,224	473,725
Less: intersegment revenues (a)	(6,756)	(7,147)	(18,579)	(34,175)
Total	$293,240	$251,207	$749,786	$681,326
Total operating expenses:
Equitable Supply	$56,707	$53,884	$127,104	$104,350
Equitable Utilities	37,544	31,900	79,602	69,731
Unallocated expenses (b)	20,517	5,191	45,742	10,539
Total	$114,768	$90,975	$252,448	$184,620
Operating income:
Equitable Supply	$71,177	$65,443	$126,037	$137,426
Equitable Utilities	10,859	13,867	80,078	74,889
Unallocated expenses	(20,517)	(5,191)	(45,742)	(10,539)
Total	$61,519	$74,119	$160,373	$201,776

Reconciliation of operating income to net income:

Equity in earnings (losses) of nonconsolidated investments:
Equitable Supply	$633	$(124)	$706	$(18)
Unallocated	33	—	69	68
Total	$666	$(124)	$775	$50

Gain on sale of assets, net — Equitable Supply	119,401	—	119,401	—
Gain on sale of available-for-sale securities	—	—	1,042	—
Interest expense	9,483	9,995	21,763	22,952
Income taxes	64,760	20,091	95,867	62,606
Net income	$107,343	$43,909	$163,961	$116,268

	June 30,	December 31,
	2007	2006
	(Thousands)
Segment Assets:
Equitable Supply	$1,971,136	$1,794,485
Equitable Utilities	1,293,537	1,407,024
Total operating segments	3,264,673	3,201,509
Headquarters assets and intersegment eliminations, net	174,734	55,402
Total assets	$3,439,407	$3,256,911

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)
Expenditures for segment assets:
Equitable Supply	$159,462	$68,615	$297,455	$122,527
Equitable Utilities	18,616	13,626	38,207	29,080
Unallocated expenditures	112	541	198	1,809
Total	$178,190	$82,782	$335,860	$153,416

(a)          Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.

(b)         Unallocated expenses for the three and six months ended June 30, 2007 are primarily related to executive compensation.

C.   Derivative Instruments

Natural Gas Hedging Instruments

The Company’s overall objective in its hedging program is to assure a return on capital invested in long-lived assets in excess of the Company’s cost of capital. The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. Exchange-traded instruments are generally settled with offsetting positions. Over the counter arrangements require settlement in cash.

The fair value of the Company’s derivative commodity instruments designated as cash flow hedges is presented below:

	As of
	June 30, 2007	December 31, 2006
	(Thousands)
Asset	$31,908	$129,675
Liability	(544,919)	(544,444)
Net liability	$(513,011)	$(414,769)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value. The net fair value of derivative instruments changed during the first six months of 2007 primarily as a result of an increase in natural gas prices. The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 335.9 Bcf and 392.6 Bcf as of June 30, 2007 and December 31, 2006, respectively, and primarily related to natural gas swaps. The open positions at June 30, 2007 had maturities extending through December 2013.

The Company deferred net losses of $319.8 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of June 30, 2007 and December 31, 2006, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges. Assuming no change in price or new transactions, the Company estimates that approximately $107.1 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of June 30, 2007 will be recognized in earnings during the next twelve months due to the physical settlement of hedged transactions. This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges increased earnings by approximately $1.3 million and $0.2 million for the three month periods ended June 30, 2007 and 2006, respectively. These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group. The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy. The absolute notional quantities of the futures and swaps held for trading purposes at June 30, 2007 totaled 9.9 Bcf and 23.8 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the six months ended June 30, 2007 (in thousands).

Fair value of contracts outstanding as of December 31, 2006	$581
Contracts realized or otherwise settled	(723)
Other changes in fair value	57
Fair value of contracts outstanding as of June 30, 2007	$(85)

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of June 30, 2007.

Net Fair Value of Third Party Contract (Liabilities) Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$(103)	$—	$—	$—	$(103)
Prices provided by other external sources (2)	18	—	—	—	18
Net derivative liabilities	$(85)	$—	$—	$—	$(85)

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora Field, as discussed in Note J. As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was a $27.3 million liability at June 30, 2007. In addition, the fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $10.6 million liability at June 30, 2007. The Company does not treat these derivatives as hedging instruments under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount. The Company recorded such deposits in the amount of $4.0 million in its Condensed Consolidated Balance Sheet as of June 30, 2007.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. Participants must make such deposits based on an established margin requirement as well as the net liability position, if any, of the fair value of the associated contracts. In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion. The Company recorded margin deposits in the amount of $6.9 million in its Condensed Consolidated Balance Sheet as of June 30, 2007.

D.   Investments, Available-For-Sale

As of June 30, 2007, the investments classified by the Company as available-for-sale consist of approximately $35.8 million of debt and equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures. Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.

During the first quarter of 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity securities with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million. The Company used the proceeds from these sales and other available cash to purchase other debt and equity securities with a cost basis totaling $9.7 million during the first quarter of 2007. These investments are classified as available-for-sale in the Condensed Consolidated Balance Sheet. The Company utilizes the specific identification method to determine the cost of all investment securities sold.

E.   Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)
Net income	$107,343	$43,909	$163,961	$116,268
Other comprehensive income (loss):
Net change in cash flow hedges:
Natural gas (Note C)	58,935	49,563	(33,598)	248,954
Interest rate	29	29	58	58
Unrealized gain (loss) on investments, available-for-sale	932	(389)	468	366
Pension and other post-retirement benefit plans:
Prior service cost	(14)	—	(118)	—
Net loss	352	—	914	—
Settlement loss	238	—	317	—
Total comprehensive income	$167,815	$93,112	$132,002	$365,646

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2007	2006
	(Thousands)
Net unrealized loss from hedging transactions	$(320,411)	$(286,871)
Unrealized gain on available-for-sale securities	4,437	3,969
Pension and other post-retirement benefits adjustment	(30,287)	(31,400)
Accumulated other comprehensive loss	$(346,261)	$(314,302)

F.   Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006. Under SFAS No. 123R, the compensation cost of a share-based award is recorded in the Company’s income statement and is generally measured based on the grant-date fair value of the award.

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)
2005 Executive Performance Incentive Program units	$20,830	$5,431	$46,379	$10,122
Restricted stock awards	626	896	1,513	1,587
Nonqualified stock options	29	129	212	685
Director stock units	887	446	1,412	447
Total share-based compensation expense	$22,372	$6,902	$49,516	$12,841

2005 Executive Performance Incentive Program

The vesting of the units granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period ending December 31, 2008. The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payouts under the 2005 Program.  The Company modified its assumptions during the first six months of 2007 and increased its assumptions for both the ultimate share price and the payout multiple at the vesting date to $60.00 and 225% of the units awarded, respectively. As a result, the Company recognized an increase in long-term incentive plan expense associated with the 2005 Program of $15.6 million and $35.7 million for the three and six month periods ended June 30, 2007, respectively.  The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income. A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes. See Note B. The Company recorded a total accrual for the 2005 Program of $90.0 million in other current liabilities in its Condensed Consolidated Balance Sheet as of June 30, 2007.

Restricted Stock Awards

The Company granted 72,600 and 88,200 restricted stock awards during the six months ended June 30, 2007 and 2006, respectively, to key executives from the Company’s 1999 Long-Term Incentive Plan (the Plan). The shares granted under the Plan will be fully vested at the end of the three-year period commencing the date of grant. The fair value of each share is equal to the market price of the Company’s common stock on the date of grant. The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $43.61 and $35.75, for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of approximately 20 months.

Stock Options

The Company granted 20,123 and 56,257 stock options during the six months ended June 30, 2007 and 2006, respectively, all of which comprised options granted for reload rights associated with previously-awarded options. The weighted average grant date fair value of these reload option grants was $10.51 and $9.07 for the six month periods ended June 30, 2007 and 2006, respectively.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the six month periods ended June 30, 2007 and 2006.

Six Months Ended June 30,
	2007	2006
Risk-free interest rate (range)	4.59% to 5.02%	4.59% to 5.04%
Dividend yield	2.06% to 2.29%	2.34% to 2.38%
Volatility factor	.212 to .213	.212 to .226
Expected term	7 years	7 years

As of June 30, 2007, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

Nonemployee Directors’ Stock Incentive Plans

The Company has historically granted to non-employee directors stock units which vested upon award. The value of the stock units will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors. The Company accounts for these stock units as liability awards and as such records compensation expense for the remeasurement of the fair value of the stock units based on the Company’s stock price at the end of each reporting period. A total of 88,530 non-employee director stock units were outstanding as of June 30, 2007. A total of 15,570 and 18,000 stock units were granted to non-employee directors during the six month periods ended June 30, 2007 and 2006, respectively. The weighted average fair value of these director stock units, based on the grant date fair value of the Company’s stock, was $49.88 and $35.12, for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, 152,404 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan. No options were granted to non-employee directors during the six month periods ended June 30, 2007 and 2006.

G.   Income Taxes

The consolidated Federal income tax liability of the Company has been settled with the Internal Revenue Service (IRS) through 1997. The IRS has completed its review of the Company’s Federal income tax filings for the 1998 through 2000 years and the Company believes that only minor issues remain to be resolved. The IRS is expected to survey the 2001 and 2002 Federal income tax filings. During the second quarter of 2007, the IRS began an examination of the Company’s Federal income tax filings for 2003 through 2005. As of June 30, 2007, no significant issues have been raised relating to these filings.

The Company is also subject to various routine state income tax examinations. The Company mainly operates in four states which have statutes of limitations that expire between three to four years from the date of filing of the income tax return.

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. Separate effective income tax rates are calculated for net income from continuing operations and any separately reported net income items, such as discontinued operations and extraordinary items.

On April 4, 2007, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that mandates unitary combined reporting, changes certain apportionment provisions for tax partnerships, changes certain definitions for financial organizations and makes miscellaneous changes to other corporate net income tax statutes. As a result of this law change, the Company recorded additional tax expense of $2.9 million to reflect an overall increase in the Company’s expected deferred tax liability as of the effective date. This charge is included in the annual income tax expense and the entire amount is reflected in the second quarter of 2007. The effective income tax rate for the three months ending June 30, 2007 is 37.6%. The Company currently estimates the annual effective income tax rate to be approximately 36.5%. The estimated annual effective income tax rate as of June 30, 2006 was 35.0%.

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

There were no material changes to unrecognized tax benefits, interest or penalties during the second quarter of 2007. As of June 30, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

H.        Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and six months ended June 30, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)
Components of net periodic benefit cost
Service cost	$63	$108	$123	$138
Interest cost	1,093	1,097	636	725
Expected return on plan assets	(1,403)	(1,533)	—	—
Amortization of prior service cost	41	93	(215)	(34)
Recognized net actuarial loss	363	267	574	536
Settlement loss	697	(109)	—	—
Net periodic benefit cost	$854	$(77)	$1,118	$1,365

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)
Components of net periodic benefit cost
Service cost	$126	$216	$246	$276
Interest cost	2,186	2,194	1,272	1,450
Expected return on plan assets	(2,806)	(3,066)	—	—
Amortization of prior service cost	82	186	(430)	(68)
Recognized net actuarial loss	726	534	1,148	1,072
Settlement loss	1,130	(18)	—	—
Net periodic benefit cost	$1,444	$46	$2,236	$2,730

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

J.   Gain on Sale of Assets

On April 13, 2007, the Company and Range Resources Corporation (Range) agreed to a development plan for the Nora Field, a gas field located in Southwestern Virginia. The Company entered into a Purchase and Sale Agreement (Purchase Agreement) with Pine Mountain Oil and Gas, Inc. (PMOG), a subsidiary of Range, pursuant to which the Company agreed to sell to PMOG a portion of the Company’s interests in certain gas properties in the Nora Field. Additionally, the Company entered into a Contribution Agreement (Contribution Agreement) with PMOG relating to the contribution of certain Nora Field gathering facilities and pipelines to Nora Gathering, LLC (Nora LLC), a newly formed entity that is equally owned by the Company and PMOG. This gathering system will service production of the Company and Range.

On May 17, 2007, the Company completed a majority of the transactions contemplated by the Purchase Agreement by selling proved reserves of approximately 70 Bcf, including developed reserves of approximately 64 Bcf, to PMOG for proceeds of $184.6 million. Proceeds of $95.0 million from the sale were placed into an escrow account pursuant to a deferred exchange agreement, which allows for the use of the funds in a potential like-kind exchange for certain identified assets.  The Company is evaluating the potential purchase of eligible replacement properties within the statutory time period. As of June 30, 2007, the balance of restricted cash was $95.6 million.

Additionally, on May 17, 2007, the Company completed a substantial majority of the transactions contemplated by the Contribution Agreement by contributing Nora Field gathering property with a net book value of $120.0 million to Nora LLC in exchange for a 50% interest in Nora LLC and cash of $23.3 million. PMOG contributed cash of $93.1 million to Nora LLC in exchange for its 50% interest. The Company and Nora LLC also entered into a demand note agreement whereby Nora LLC loaned to the Company $69.8 million on the closing date. The balance of this note as of June 30, 2007 was $62.8 million, and was classified as note payable to Nora Gathering, LLC in the Company’s Condensed Consolidated Balance Sheet. The Company is accounting for its interest in Nora LLC under the equity method of accounting, as the Company determined that it has the ability to exert significant influence over the operating and financial policies of Nora LLC through its 50%, non-controlling interest. The Company recorded an equity investment in Nora LLC of $93.1 million in its Condensed Consolidated Balance Sheet as of May 17, 2007.

The Company recorded a gain on these transactions of $147.8 million, net of costs to sell, in accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” As a result of the working interest sale, the Company reduced its hedge position by approximately 7.3 Bcf, resulting in the Company’s recording a hedge loss of $28.4 million as of the date of sale. These items are recorded in gain on sale of assets, net in the Company’s Statements of Consolidated Income for the three and six month periods ended June 30, 2007.

As a result of these transactions, the Company and Range have equalized their interest in the Nora Field, including their interest in the producing wells, undrilled acreage and gathering system. These transactions are subject to various post-closing purchase price adjustments which may result in the Company recording additional gain or loss on these transactions upon finalization of the adjustments, which is expected to occur during the second half of 2007.

A second closing covering the remainder of the gas properties and related remaining gathering assets included in the above transactions would reduce the Company’s proved reserves by a maximum of approximately 11 Bcf, including developed reserves of up to 10 Bcf. The Company is currently working with all parties involved to obtain the remaining required consents.

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

L.        Other Events

            Pending Acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s (Dominion) natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope). The Company agreed on July 3, 2007 not to exercise its termination right under the Stock Purchase Agreement prior to September 1, 2007 pending further discussions regarding an amendment to the Stock Purchase Agreement which would allow the sale of Peoples to close in advance of the sale of Hope if the injunction described below is lifted.  Dominion has agreed not to exercise its termination right under the Stock Purchase Agreement prior to November 1, 2007.  No assurance can be given that the parties will be able to negotiate an amendment providing for the sale of Peoples to close in advance of the sale of Hope or that the remaining regulatory issues will be resolved.

On May 14, 2007, the Public Service Commission of West Virginia (WV PSC) issued an order in the Company’s proposed acquisition of Hope, which case has been consolidated with four other cases, to initiate a focused management audit regarding two Hope applications to adjust purchased gas costs. On July 24, 2007, the WV PSC  issued another order bifurcating the acquisition case from the cases involving the focused management audit and soliciting comment from the parties as to, among other things, how to proceed with the acquisition case and the amount and form of an escrow proposed to be posted by Hope in connection with alleged wrong doing. The Company continues to engage in settlement negotiations with the interveners and with Dominion to resolve the open issues.

On April 13, 2007, the Pennsylvania Public Utility Commission (PA PUC) issued an Opinion and Order approving the stock acquisition consistent with the terms and conditions of a Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and Peoples will not make base rate case filings prior to January 1, 2009.

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of Peoples. On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit on the basis that the state action immunity doctrine barred the FTC’s claim. On June 1, 2007, the Third Circuit issued an injunction pending appeal preventing the Company from closing the transaction pending further order of the Third Circuit. The appeal is currently in the briefing phase. Pursuant to an amended notice received after the Company's July 26, 2007 earnings call, oral argument, if required by the Third Circuit, is scheduled for the week of October 1, 2007.

The transaction is also under review by the Pennsylvania Attorney General (PA AG). The PA AG has filed an amicus brief in the Third Circuit case arguing that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The PA PUC has filed an amicus brief in the Third Circuit case supporting the Company’s position.

The assets to be acquired are expected to approximately increase: customers in the distribution operations by 475,000 or 173%; total storage capacity by 33 Bcf or 60%; miles of gathering pipelines by 936 miles; gathered volumes by 40%; and miles of high pressure transmission by 466 miles or 42%. Transition planning activities have continued at Equitable Utilities to plan for the integration of the assets, resources, and business processes of Peoples and Hope into Equitable Resources. The Company has deferred certain costs in conjunction with the pending acquisition of Peoples and Hope. In the event that the acquisition does not close or the likelihood becomes remote, the Company will expense these deferred costs which may result in a charge of $10 million to $15 million.

            West Virginia Royalty Dispute

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in which a class of royalty owners in the state of West Virginia filed a lawsuit claiming that the defendant in the case underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the defendant plans to appeal the verdict, this decision may ultimately impact other royalty interest rights in West Virginia. Claims have been brought against others in the oil and gas industry, including the Company. The proceedings against the Company are in the early stages and the plaintiffs have sought class certification. The Company believes that the claims and facts decided in the unrelated lawsuit can be differentiated from those asserted against the Company. Nevertheless, the Company has reviewed its West Virginia royalty agreements and established a reserve it believes to be appropriate.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “should,” “may,” “will,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words or phrases of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production and sales volumes, liquidity, reserves, capital expenditures, executive compensation, hedging risks, the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc., the financing of that acquisition and the Company’s move to a holding company structure. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended June 30, 2007

vs. Three Months Ended June 30, 2006

Equitable Resources’ consolidated net income for the three months ended June 30, 2007 totaled $107.3 million, or $0.87 per diluted share, compared to $43.9 million, or $0.36 per diluted share, reported for the same period a year ago.  This $63.4 million increase in net income from 2006 to 2007 was due to several factors. In the second quarter of 2007, the Company recorded a $119.4 million net gain on the sale of assets in the Nora Field. The impact of higher realized sales prices at Equitable Supply ($6.8 million), reserves established in connection with West Virginia royalty disputes and other legal expenses at Equitable Supply in 2006 ($2.1 million), and higher production sales volumes at Equitable Supply ($1.4 million) also contributed to the increase between years. These increases between years were partially offset by increased incentive compensation expense ($15.5 million) and other operating cost increases.

Six Months Ended June 30, 2007

vs. Six Months Ended June 30, 2006

Equitable Resources’ consolidated net income for the six months ended June 30, 2007 totaled $164.0 million, or $1.34 per diluted share, compared to $116.3 million, or $0.95 per diluted share, reported for the same period a year ago.  This $47.7 million increase in net income from 2006 to 2007 was due to several factors, including the second quarter of 2007 gain on the sale of assets. The impact of favorable storage asset optimization at Equitable Utilities ($10.8 million), higher production sales volumes at Equitable Supply ($6.4 million), colder weather in Equitable Gas’ service territory in 2007 ($8.1 million), and higher gathering revenues at Equitable Supply ($5.3 million) also contributed to the increase. These increases between years were partially offset by increased incentive compensation expense ($38.0 million), increased reserves for West Virginia royalty disputes and other legal expenses at Equitable Supply ($9.9 million), increased transition planning expenses related to the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. ($6.5 million), higher depreciation, depletion and amortization expense at Equitable Supply ($5.8 million), a positive impact in 2006 for previously deferred amounts from the approval and settlement of the Equitrans, L.P. rate case ($5.4 million) and higher gathering and compression expense at Equitable Supply ($4.2 million).

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

EQUITABLE SUPPLY

OVERVIEW

During the second quarter of 2007, the Equitable Supply segment sold to Pine Mountain Oil and Gas, Inc. (PMOG) a portion of the Company’s interests in certain gas properties in the Nora Field totaling approximately 70 Bcf of proved reserves. Also during the second quarter of 2007, the Equitable Supply segment contributed certain Nora Field gathering facilities and pipelines to Nora Gathering, LLC, a newly formed entity that is equally owned by the Company and PMOG, in exchange for a 50% equity interest in the LLC and cash. These transactions resulted in a net gain of $119.4 million. See Note J to the Company’s Condensed Consolidated Financial Statements for further discussion of these transactions. As a result of the gathering asset contribution, gathered volumes, gathering revenues and gathering-related expenses related to the Nora Field gathering activities are no longer included in Equitable Supply’s operating results. However, Equitable Supply records its 50% equity interest in the earnings of Nora Gathering, LLC in equity in earnings of nonconsolidated investments.

Excluding the impact of the sale of interests in the Nora Field, sales volumes increased approximately 5% from 2006 to 2007, primarily as a result of increased production from the 2006 and 2007 drilling programs. Equitable Supply drilled 267 gross operated wells, including 16 horizontal wells, in the six months ended June 30, 2007, compared to 214 gross operated wells in 2006, a 25% increase.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%	2007	2006	%
OPERATIONAL DATA

Production:
Natural gas and oil production (MMcfe)	21,024	20,381	3.2	41,440	39,963	3.7
Company usage, line loss (MMcfe)	(1,621)	(1,266)	28.0	(2,699)	(2,519)	7.1
Total sales volumes (MMcfe)	19,403	19,115	1.5	38,741	37,444	3.5
Average (well-head) sales price ($/Mcfe)	$5.07	$4.71	7.6	$4.88	$4.90	(0.4)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.31	$0.31	—	$0.32	$0.30	6.7
Production taxes ($/Mcfe)	$0.46	$0.46	—	$0.47	$0.50	(6.0)
Production depletion ($/Mcfe)	$0.70	$0.62	12.9	$0.70	$0.62	12.9

Gathering:
Gathered volumes (MMcfe)	24,068	26,268	(8.4)	53,110	53,550	(0.8)
Average gathering fee ($/Mcfe)	$1.12	$1.01	10.9	$1.11	$1.00	11.0
Gathering and compression expense ($/Mcfe)	$0.49	$0.40	22.5	$0.46	$0.38	21.1
Gathering and compression depreciation ($/Mcfe)	$0.16	$0.15	6.7	$0.15	$0.14	7.1

(in thousands)
Production operating income	$63,277	$56,655	11.7	$107,224	$118,667	(9.6)
Gathering operating income	7,900	8,788	(10.1)	18,813	18,759	0.3
Total operating income	$71,177	$65,443	8.8	$126,037	$137,426	(8.3)

Production depletion	$14,737	$12,594	17.0	$29,069	$24,731	17.5
Gathering and compression depreciation	3,894	3,821	1.9	8,227	7,588	8.4
Other depreciation, depletion and amortization	1,469	1,034	42.1	2,801	1,976	41.8
Total depreciation, depletion and amortization	$20,100	$17,449	15.2	$40,097	$34,295	16.9

Capital expenditures (thousands)	$159,462	$68,615	132.4	$297,455	$122,527	142.8

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%	2007	2006	%

FINANCIAL DATA (Thousands)
Production revenues	$100,954	$92,671	8.9	$194,241	$188,192	3.2
Gathering revenues	26,930	26,656	1.0	58,900	53,584	9.9
Total operating revenues	127,884	119,327	7.2	253,141	241,776	4.7

Operating expenses:
LOE, excluding production taxes	6,471	6,360	1.7	13,286	11,790	12.7
Production taxes	9,655	9,310	3.7	19,351	19,999	(3.2)
Gathering and compression (O&M)	11,797	10,582	11.5	24,621	20,424	20.5
Selling, general and administrative (SG&A)	8,684	10,183	(14.7)	29,749	17,842	66.7
Depreciation, depletion and amortization (DD&A)	20,100	17,449	15.2	40,097	34,295	16.9
Total operating expenses	56,707	53,884	5.2	127,104	104,350	21.8
Operating income	$71,177	$65,443	8.8	$126,037	$137,426	(8.3)

Gain on sale of assets, net	$119,401	$—	100.0	$119,401	$—	100.0
Equity in earnings (losses) of nonconsolidated investments	$633	$(124)	610.5	$706	$(18)	4,022.2

Three Months Ended June 30, 2007

vs. Three Months Ended June 30, 2006

Equitable Supply’s operating income totaled $71.2 million for the three months ended June 30, 2007 compared to $65.4 million for the three months ended June 30, 2006. The $5.8 million increase in operating income was primarily the result of an increase in the average well-head sales price, reserves established in connection with West Virginia royalty disputes and other legal expenses in 2006 and increased sales volumes. These factors were partially offset by increased DD&A and increased gathering and compression expenses.

Total operating revenues were $127.9 million for the three months ended June 30, 2007 compared to $119.3 million for the three months ended June 30, 2006. The $8.6 million increase in total operating revenues was primarily due to an 8% increase in the average well-head sales price and a 2% increase in production sales volumes. The $0.36 per Mcfe increase in the average well-head sales price was primarily attributable to increased market prices on unhedged volumes. The 2% increase in production sales volumes was primarily the result of increased production from the 2006 and 2007 drilling programs, partially offset by the normal production decline in the Company’s wells and the sale of 583 MMcfe in the Nora Field to PMOG. Gathering revenues were essentially flat, as an 11% increase in the average gathering fee was offset by an 8% decrease in gathered volumes. The increase in the average gathering fee, primarily charged to affiliates, is reflective of the Company’s commitment to an increased infrastructure program as well as operating cost increases. The decrease in gathered volumes is due to the contribution of gathering facilities and pipelines to Nora Gathering, LLC, partially offset by increased Company production.

Operating expenses totaled $56.7 million for the three months ended June 30, 2007 compared to $53.9 million for the three months ended June 30, 2006. The increase in DD&A was primarily due to increased depletion expense resulting from both increases in the unit rate and volume, as well as increased depreciation on a higher asset base. The $0.08 increase in the depletion rate is primarily attributable to the increased investment in the oil and gas producing properties. Gathering and compression expense increased approximately 12% due to electricity charges on newly installed electric compressors, increased field line and compressor maintenance related to the Company’s infrastructure investments, increased field labor and related employment costs and increased property taxes. In addition, the per unit gathering and compression rate increased as the per unit rate for the Nora Field properties contributed in 2007 was significantly lower than the rate for the Company’s remaining properties. These expense increases were partially offset by a decrease in expenses due to the sale of assets in the Nora Field as well as a reduction due to reserves established in 2006 for certain West Virginia royalty disputes and other legal expenses.

Equity in earnings of nonconsolidated investments totaled $0.6 million for the three months ended June 30, 2007 compared to an equity loss of $0.1 million for the three months ended June 30, 2006. The $0.7 million increase was primarily due to equity earnings of $0.6 million recorded in the second quarter of 2007 for Equitable Supply’s investment in Nora Gathering, LLC.

Capital expenditures totaled $159.5 million for the three months ended June 30, 2007 compared to $68.6 million for the three months ended June 30, 2006. The $90.9 million increase was primarily due to increased capital spending for midstream infrastructure projects, including the construction of the Big Sandy Pipeline, and an increased drilling and development plan in 2007.

Six Months Ended June 30, 2007

vs. Six Months Ended June 30, 2006

Equitable Supply’s operating income for the six months ended June 30, 2007 was $126.0 million compared to $137.4 million for the six months ended June 30, 2006. The $11.4 million decrease in operating income was primarily the result of reserves established in connection with West Virginia royalty disputes and other legal expenses, increased operating expenses and decreased average well-head sales prices. These factors were partially offset by increased sales volumes and gathering revenues.

Total operating revenues were $253.1 million for the six months ended June 30, 2007 compared to $241.8 million for the six months ended June 30, 2006. The $11.3 million increase in total operating revenues was primarily due to a 4% increase in production sales volumes and a 10% increase in gathering revenues, partially offset by a slight decline in the average well-head sales price. The 4% increase in production sales volumes was primarily the result of increased production from the 2006 and 2007 drilling programs, partially offset by the normal production decline in the Company’s wells and the sale of 583 MMcfe in the Nora Field to PMOG. The 10% increase in gathering revenues was due to an 11% increase in the average gathering fee partially offset by a 1% decrease in gathered volumes. The increase in the average gathering fee, primarily charged to affiliates, is reflective of the Company’s commitment to an increased infrastructure program as well as operating cost increases. The decrease in gathered volumes is due to the contribution of gathering facilities and pipelines to Nora Gathering, LLC, partially offset by increased Company production.

Operating expenses were $127.1 million for the six months ended June 30, 2007, compared to $104.4 million for the six months ended June 30, 2006. The increase in SG&A was primarily due to increased reserves for certain West Virginia royalty disputes and other legal expenses, adjustments to the allowance for doubtful accounts, and increased insurance costs. The increase in DD&A was primarily due to increased depletion expense resulting from both increases in the unit rate and volume, as well as increased depreciation on a higher asset base. The $0.08 increase in the depletion rate is primarily attributable to the increased investment in the oil and gas producing properties. Gathering and compression expense increased approximately 21% due to electricity charges on newly installed electric compressors, increased field line and compressor maintenance related to the Company’s infrastructure investments, increased field labor and related employment costs and increased property taxes. The increase in LOE is attributable to increased direct operating costs, personnel costs and environmental costs. These increases were partially offset by a decrease in expenses due to the sale of assets in the Nora Field as previously discussed.

Capital expenditures totaled $297.5 million for the six months ended June 30, 2007 compared to $122.5 million for the six months ended June 30, 2006. The $175.0 million increase was primarily due to increased capital spending for midstream infrastructure projects, including the construction of the Big Sandy Pipeline, and an increased drilling and development plan in 2007.

OUTLOOK

Equitable Supply’s Appalachian Basin business strategy is focused on growing through expansion of its drilling program and midstream gathering and processing systems. The Company will continue to emphasize operational excellence, including cost control in all areas of its operations.

Equitable Supply is on track to drill at least 650 gross operated wells in 2007, which includes at least 70 horizontal wells, and to sell between 77 and 78 Bcfe of gas. The 650 gross operated wells is a 16% increase over the 560 gross operated wells drilled in 2006.

Since September 2006, the Company has drilled 30 horizontal wells. The Company’s engineering projections and cost estimates have been revised to incorporate experience to date, reflecting an 8% reduction in estimated cost per well to $1.2 million, a 17% increase in the expected reserve recovery and a higher expected after-tax return of 17%, up from 15%. Based on the encouraging results of the horizontal program, the Company decided in the second quarter of 2007 to exclusively drill Kentucky shale wells horizontally. Horizontal wells typically require longer lead time for permitting and implementation of capital commitments. The decision not to drill some permitted vertical shale wells reduced the number of wells drilled and associated volumes, compared to the Company’s previous drilling plan. Ultimately, volumes from the Kentucky shale drilling locations are expected to be higher as a result of using horizontal drilling technology.

Through its Equitrans affiliate, the Company is constructing the Big Sandy Pipeline, which will provide for a significant increase in midstream throughput capacity in the Appalachian region. This project is targeted for completion later in 2007. The Company is also upgrading the Company-operated hydrocarbon processing plant in Langley, Kentucky, targeted for completion in early 2008. The projects are projected to cost an aggregate of $255 million, up from the Company’s previous estimate of $191 million primarily due to scope changes and cost increases.

EQUITABLE UTILITIES

OVERVIEW

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s (Dominion) natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope). The Company agreed on July 3, 2007 not to exercise its termination right under the Stock Purchase Agreement prior to September 1, 2007 pending further discussions regarding an amendment to the Stock Purchase Agreement which would allow the sale of Peoples to close in advance of the sale of Hope if the injunction described below is lifted.  Dominion has agreed not to exercise its termination right under the Stock Purchase Agreement prior to November 1, 2007.  No assurance can be given that the parties will be able to negotiate an amendment providing for the sale of Peoples to close in advance of the sale of Hope or that the remaining regulatory issues will be resolved.

On May 14, 2007, the Public Service Commission of West Virginia (WV PSC) issued an order in the Company’s proposed acquisition of Hope, which case has been consolidated with four other cases, to initiate a focused management audit regarding two Hope applications to adjust purchased gas costs. On July 24, 2007, the WV PSC issued another order bifurcating the acquisition case from the cases involving the focused management audit and soliciting comment from the parties as to, among other things, how to proceed with the acquisition case and the amount and form of an escrow proposed to be posted by Hope in connection with alleged wrong doing. The Company continues to engage in settlement negotiations with the interveners and with Dominion to resolve the open issues.

On April 13, 2007, the Pennsylvania Public Utility Commission (PA PUC) issued an Opinion and Order approving the stock acquisition consistent with the terms and conditions of a Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and Peoples will not make base rate case filings prior to January 1, 2009.

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of Peoples. On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit on the basis that the state action immunity doctrine barred the FTC’s claim. On June 1, 2007, the Third Circuit issued an injunction pending appeal preventing the

Company from closing the transaction pending further order of the Third Circuit. The appeal is currently in the briefing phase. Pursuant to an amended notice received after the Company's July 26, 2007 earnings call, oral argument, if required by the Third Circuit, is scheduled for the week of October 1, 2007.

The transaction is also under review by the Pennsylvania Attorney General (PA AG). The PA AG has filed an amicus brief in the Third Circuit case arguing that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The PA PUC has filed an amicus brief in the Third Circuit case supporting the Company’s position.

The Company has filed applications with the PA PUC and WV PSC to reorganize as a holding company. The Company expects to complete the reorganization upon receipt of the required approvals.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%	2007	2006	%
OPERATIONAL DATA

Heating degree days (30 year normal average:
Qtr - 705; YTD - 3,635)	617	565	9.2	3,465	3,103	11.7

Residential sales and transportation volumes (MMcf)	3,301	2,656	24.3	15,251	12,861	18.6
Commercial and industrial volumes (MMcf)	5,632	4,667	20.7	15,638	13,750	13.7
Total throughput (MMcf) — Distribution Operations	8,933	7,323	22.0	30,889	26,611	16.1

Net operating revenues (thousands):
Distribution Operations (regulated):
Residential	$19,093	$16,648	14.7	$60,268	$53,167	13.4
Commercial & industrial	7,553	6,589	14.6	25,510	22,668	12.5
Other	2,115	1,697	24.6	3,991	3,204	24.6
Total Distribution Operations	28,761	24,934	15.3	89,769	79,039	13.6
Pipeline Operations (regulated)	14,327	13,868	3.3	32,443	38,937	(16.7)
Energy Marketing	5,315	6,965	(23.7)	37,468	26,644	40.6
Total net operating revenues	$48,403	$45,767	5.8	$159,680	$144,620	10.4

Operating income (thousands):
Distribution Operations (regulated)	$958	$2,285	(58.1)	$30,261	$29,571	2.3
Pipeline Operations (regulated)	5,123	5,150	(0.5)	13,920	19,348	(28.1)
Energy Marketing	4,778	6,432	(25.7)	35,897	25,970	38.2
Total operating income	$10,859	$13,867	(21.7)	$80,078	$74,889	6.9

DD&A (thousands):
Distribution Operations	$5,086	$4,962	2.5	$10,040	$9,887	1.5
Pipeline Operations	2,096	2,190	(4.3)	4,256	4,401	(3.3)
Energy Marketing	10	19	(47.4)	20	37	(45.9)
Total DD&A	$7,192	$7,171	0.3	$14,316	$14,325	(0.1)

Capital expenditures (thousands)	$18,616	$13,626	36.6	$38,207	$29,080	31.4

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	%	2007	2006	%
FINANCIAL DATA (Thousands)
Distribution revenues (regulated)	$71,560	$61,594	16.2	$281,969	$283,303	(0.5)
Pipeline revenues (regulated)	14,949	14,239	5.0	33,286	39,636	(16.0)
Marketing revenues	96,950	75,840	27.8	225,648	181,237	24.5
Less: intrasegment revenues	(11,347)	(12,646)	(10.3)	(25,679)	(30,451)	(15.7)
Total operating revenues	172,112	139,027	23.8	515,224	473,725	8.8

Purchased gas costs	123,709	93,260	32.6	355,544	329,105	8.0
Net operating revenues	48,403	45,767	5.8	159,680	144,620	10.4

Operating expenses:
Operating and maintenance (O & M)	14,286	14,642	(2.4)	28,484	28,257	0.8
SG&A	16,066	12,483	28.7	36,802	29,545	24.6
Office consolidation impairment charges	—	(2,396)	(100.0)	—	(2,396)	(100.0)
DD&A	7,192	7,171	0.3	14,316	14,325	(0.1)
Total operating expenses	37,544	31,900	17.7	79,602	69,731	14.2

Operating income	$10,859	$13,867	(21.7)	$80,078	$74,889	6.9

Three Months Ended June 30, 2007

vs. Three Months Ended June 30, 2006

Equitable Utilities’ operating income totaled $10.9 million for the three months ended June 30, 2007 compared to $13.9 million for the three months ended June 30, 2006. The $3.0 million decrease in operating income is primarily the result of the office consolidation impairment charge reversal recorded in the 2006 quarter, increased transition costs for the pending acquisition of Peoples and Hope, and a lower bad debt expense reduction. These decreases were partially offset by higher distribution revenues due to colder weather.

Net operating revenues for the three months ended June 30, 2007 were $48.4 million compared to $45.8 million for the same quarter in 2006.  The $2.6 million increase was due to increased distribution net operating revenues, partially offset by decreased energy marketing net operating revenues. The increase in distribution net operating revenues was primarily the result of increased throughput from colder weather and increased customer usage in 2007. In addition, commercial and industrial volumes increased 965 MMcf from the three months ended June 30, 2006 compared to the three months ended June 30, 2007 primarily due to increased purchases by several large industrial end use customers. Because these industrial sales generate small margins, the increased volumes did not significantly impact net operating revenues. While total marketing revenues increased, net energy marketing operating revenues decreased primarily due to higher offsystem sales volumes at lower margins in the second quarter of 2007 compared to the second quarter of 2006. Energy marketing net operating revenues are generally lower in the second and third fiscal quarters and higher in the cold weather first and fourth quarters of the calendar year.

Operating expenses totaled $37.5 million for the three months ended June 30, 2007 compared to $31.9 million for the three months ended June 30, 2006.  The $5.6 million increase in operating expenses included $4.3 million of expenses incurred in connection with the planning for the pending acquisition of Peoples and Hope, a $1.6 million increase from the second quarter of 2006. The 2006 quarter included a positive $2.4 million impact due to the office consolidation impairment charge reversal and a positive $0.8 million impact due to a greater bad debt expense reduction. The Company continued to experience improved collection efforts in 2007 but recorded a lower bad debt expense reduction in the second quarter of 2007. Other SG&A increases were primarily related to increased general overhead costs and costs incurred in connection with the pending holding company reorganization.

Capital expenditures totaled $18.6 million for the three months ended June 30, 2007 compared to $13.6 million for the three months ended June 30, 2006.  The $5.0 million increase was primarily due to increased expenditures for distribution and transmission pipeline replacement programs.

Six Months Ended June 30, 2007

vs. Six Months Ended June 30, 2006

Equitable Utilities’ operating income totaled $80.1 million for the six months ended June 30, 2007 compared to $74.9 million for the six months ended June 30, 2006. The $5.2 million increase in operating income is primarily the result of increases in margins in the energy marketing and distribution operations. These positive factors were partially offset by increased transition planning expenses incurred in the first six months of 2007 in planning for the pending acquisition of Peoples and Hope, lower pipeline revenues and the prior year office consolidation impairment charge reversal.

Net operating revenues for the six months ended June 30, 2007 were $159.7 million compared to $144.6 million for the same period in 2006.  The $15.1 million increase was due to increased energy marketing net operating revenues and increased distribution net operating revenues. The increase in energy marketing net operating revenues was a result of storage asset optimization opportunities realized, as the energy marketing operations used contractual storage capacity to capture unusually high summer-to-winter price spreads which developed in the commodities market over recent periods. These price spreads were captured at a time of high volatility and the transactions settled during the current period. The increase in distribution net operating revenues was primarily the result of increased throughput from colder weather and increased customer usage in 2007. These positive variances were partially offset by lower pipeline net operating revenues due to the recognition in the first quarter of 2006 of $6.1 million of previously reserved revenues as a result of the Equitrans rate case settlement.

Operating expenses totaled $79.6 million for the six months ended June 30, 2007 compared to $69.7 million for the six months ended June 30, 2006.  The $9.9 million increase in operating expenses included $9.2 million of expenses incurred in connection with the planning for the pending acquisition of Peoples and Hope, a $6.5 million increase over similar expenses incurred in the first six months of 2006. The 2006 period also included a $2.4 million office consolidation impairment charge reversal and the recognition of $1.7 million of previously deferred operating expenses recognized in connection with the Equitrans rate case settlement. Excluding these items, operating expenses increased $2.7 million primarily related to increased general overhead, costs incurred in connection with the pending holding company reorganization and other administrative costs. Partially offsetting these increases, bad debt expense decreased $2.2 million, resulting from the Company’s improved collection experience and regulatory and other assistance provided to assist low income customers.

Capital expenditures totaled $38.2 million for the six months ended June 30, 2007 compared to $29.1 million for the six months ended June 30, 2006.  The $9.1 million increase was primarily due to increased expenditures for distribution and transmission pipeline replacement.

OUTLOOK

Equitable Utilities is focused on obtaining the required regulatory approvals to close the acquisition of Peoples and Hope. Planning for the integration of Peoples and Hope into Equitable Resources continued at Equitable Utilities through the first six months of 2007. Based on the work completed to date, the Company expects that transition planning activities will be minimal for the third quarter of 2007. The Company is working with Dominion to amend the Stock Purchase Agreement to allow Peoples and Hope to be acquired separately, when regulatory matters for each are resolved.

Equitable Utilities is also focused on enhancing the value and growth potential of its existing regulated utility operations and on selectively expanding its natural gas storage and gathering businesses. Equitable Utilities was able to realize a significant increase in margins from energy marketing asset optimization opportunities during the first six months of 2007, as per unit storage spreads were greater than those realized in the same period in 2006. Value from these assets is captured primarily in the winter months and may vary significantly from one year to the next due to changing commodity market conditions.

CAPITAL RESOURCES AND LIQUIDITY

        Operating Activities

Cash flows provided by operating activities totaled $314.3 million for the first six months of 2007 and $397.9 million for the first six months of 2006, a net decrease of $83.6 million in cash flows provided by operating activities between years. The decrease in cash flows provided by operating activities was attributable primarily to the following:

•                  a $210.7 million net decrease in cash inflows for margin deposit requirements on the Company’s natural gas hedge agreements. The Company’s margin deposits increased $10.9 million during the first six months of 2007, compared to a decrease of $199.8 million in margin deposits during the first six months of 2006. The net decrease in margin deposit requirements during the first six months of 2006 resulted from the significant decrease in commodity price during that period from the abnormally high price levels experienced in late 2005;

•                  a smaller decrease in accounts receivable during the first six months of 2007, primarily the result of significant decreases in commodity price during the first six months of 2006.

partially offset by:

•                  a smaller decrease in accounts payable, primarily the result of a significant decrease in commodity price during the first six months of 2006.

•                  a large reduction in other current liabilities during the first six months of 2006, as significant amounts were outstanding at December 31, 2005 for which payment was remitted early in the first quarter of 2006;

        Investing Activities

Cash flows used in investing activities totaled $225.4 million for the first six months of 2007 and $156.3 million for the first six months of 2006, a net increase of $69.1 million in cash flows used in investing activities between years. The increase in cash flows used in investing activities was primarily due to an increase in capital expenditures to $335.9 million in the first six months of 2007 from $153.4 million in the first six months of 2006, resulting primarily from more capital expended for Supply midstream infrastructure projects, including the construction of the Big Sandy Pipeline, and increased drilling and development in 2007. This increase in cash flows used in investing activities was partially offset by cash proceeds received from the sale of assets. A total of $95.0 million of the proceeds from the sale was placed into an escrow account. See Note J to the Company’s Condensed Consolidated Financial Statements.

During July 2007, the Company’s Board of Directors approved additional capital commitments under the Company’s 2007 Capital Program. The Company is forecasting total capital expenditures for the year ended December 31, 2007, of approximately $800 million, including over $400 million for Supply infrastructure projects, over $300 million for well development and approximately $80 million for Equitable Utilities.

        Financing Activities

Cash flows used in financing activities totaled $18.1 million for the first six months of 2007 and $316.5 million for the first six months of 2006, a net decrease of $298.4 million in cash flows used in financing activities between years. The decrease in cash flows used in financing activities was primarily due to a $34.0 million decrease in amounts borrowed under short-term loans in the first six months of 2007 compared to a $286.8 million decrease in amounts borrowed under short-term loans in the first six months of 2006. The decrease in short-term borrowings in the first six months of 2006 was greater primarily as the result of significantly decreased requirements for funding margin deposits as previously discussed. The decrease in cash flows used in financing activities was also due to cash received by the Company in the second quarter of 2007 under the demand note agreement with Nora LLC, as described in Note J to the Company’s Condensed Consolidated Financial Statements.

The Company believes that cash generated from operations, amounts available under its credit facilities and amounts which the Company could obtain in the debt and equity markets given its financial position, are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements. The Company intends to finance the $970 million purchase price for the previously discussed acquisition from Dominion through a combination of equity and debt issuances and a portion of the asset sale proceeds from the PMOG transaction.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company. Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Senior
	Unsecured	Commercial
Rating Service	Debt	Paper
Moody’s Investors Service	A2	P-1
Standard & Poor’s Ratings Services	A-	A-2

In 2006, Standard & Poor’s Ratings Services placed the Company’s short and long-term credit ratings on CreditWatch with negative implications and Moody’s Investors Service placed the ratings under review for possible downgrade as a result of the Company’s announcement that it had entered into a definitive agreement to acquire Peoples and Hope from Dominion. The final ratings outcomes are expected to be determined after the requisite approvals are received and the acquisition financing plan has been reviewed by the ratings agencies.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%. The calculation of this ratio excludes accumulated other comprehensive income (loss). During an acquisition period, which is defined as the period beginning with the funding of the purchase price for the stock of Peoples and Hope and ending on the first fiscal quarter end at least 365 days after the funding of such purchase price, the covenant is relaxed from 65% to 70%. As of June 30, 2007, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to assure a return on capital invested in long-lived assets in excess of the Company’s cost of capital. The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and over the counter natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes. The preponderance of derivative commodity instruments currently utilized by the Company are fixed price swaps or collars.

During the first six months of 2007, the Company’s hedge position declined with the reduction in reserves that resulted from the closing of the purchase and sale transaction with PMOG previously discussed. The approximate volumes and prices of the Company’s total hedge position for 2007 through 2009 are:

	2007**	2008	2009
Swaps
Total Volume (Bcf)	26	50	37
Average Price per Mcf (NYMEX)*	$4.72	$4.62	$5.91

Collars
Total Volume (Bcf)	5	10	10
Average Floor Price per Mcf (NYMEX)*	$7.61	$7.61	$7.61
Average Cap Price per Mcf (NYMEX)*	$11.27	$11.27	$11.27

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**July through December

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

See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging activities.

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

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in which a class of royalty owners in the state of West Virginia filed a lawsuit claiming that the defendant in the case underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the defendant plans to appeal the verdict, this decision may ultimately impact other royalty interest rights in West Virginia. Claims have been brought against others in the oil and gas industry, including the Company. The proceedings against the Company are in the early stages and the plaintiffs have sought class certification. The Company believes that the claims and facts decided in the unrelated lawsuit can be differentiated from those asserted against the Company. Nevertheless, the Company has reviewed its West Virginia royalty agreements and established a reserve it believes to be appropriate.

Incentive Compensation

The Company accounts for its share-based payment arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) and accordingly records compensation expense related to share-based awards in its income statement. The Company’s compensation practices focus primarily on the issuance of performance-based units and time-restricted stock awards for which it recognizes compensation expense over the applicable vesting periods. Management and the Board of Directors believe that such an incentive compensation approach more closely aligns management’s incentives with shareholder rewards than is the case with traditional stock options. All stock options granted subsequent to 2003 have comprised options granted for reload rights associated with previously-awarded options. Such reloads immediately vest under the terms of the related stock option award agreements. The Company recorded approximately $0.2 million and $0.7 million of compensation expense related to stock options in the first six months of 2007 and 2006, respectively, primarily related to stock option reloads. All stock options outstanding as of June 30, 2007 are fully vested, and as such, the Company does not anticipate incurring any additional compensation expense related to currently outstanding stock options. Compensation expense associated with reload rights will be recorded in the period in which the reload options are granted.

The Company recorded the following incentive compensation expense for the periods indicated below:

	Six Months Ended June 30,
	2007	2006
	(Millions)
Short-term incentive compensation expense	$7.2	$5.9
Long-term incentive compensation expense	49.5	12.8
Total incentive compensation expense	$56.7	$18.7

The long-term incentive compensation expenses are primarily associated with the 2005 Executive Performance Incentive Program (“the 2005 Program”). In the first six months of 2007, the Company increased its assumptions for both the payout multiple and ultimate share price at the vesting date (December 31, 2008) based on a review of the Company’s performance relative to its peer group under the 2005 Program as well as the significant appreciation in the Company’s stock price during the period. As a result, the Company recognized an additional $35.7 million of long-term incentive expenses associated with the 2005 Program in the first six months of 2007 and expects to record a greater amount of incentive expense in fiscal year 2007 than previously estimated. The Company currently forecasts fiscal year 2007 total incentive compensation expense of approximately $82 million, including expense of $64 million for the 2005 Program.

Dividend

On July 11, 2007, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share payable September 1, 2007, to shareholders of record on August 10, 2007.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2007 included in this Form 10-Q. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company primarily through the Equitable Supply segment and the unregulated marketing group within the Equitable Utilities segment. The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Company’s Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored. The Company also enters into energy trading contracts to leverage its assets and limit its exposure to shifts in market prices. The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2007, the Company hedged portions of expected equity production through 2013 by utilizing futures contracts, swap agreements and collar agreements covering approximately 273.7 Bcf of natural gas. See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion. A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2007 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $214 million. A hypothetical increase of 10% in the market price of natural gas from the June 30, 2007 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately the same amount.

With respect to the derivative commodity instruments held by the Company for trading purposes as of June 30, 2007, an increase or decrease of 10% in the market price of natural gas from the June 30, 2007 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2007. The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Federal Trade Commission v. Equitable Resources, Inc. et al, Before Federal Trade Commission

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s proposed acquisition of The Peoples Natural Gas Company from Dominion Resources, Inc. (successor by merger to Consolidated Natural Gas Company) (Dominion). Each of the Company, Dominion and The Peoples Natural Gas Company are named as parties in the complaint.

The complaint charged that the acquisition agreement violates Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45 (which prohibits unfair methods of competition in or affecting commerce), and that the acquisition, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 (which prohibits conduct which substantially lessens competition and/or tends to create a monopoly in a relevant market), and Section 5 of the Federal Trade Commission Act. The relief sought by the FTC in the complaint includes, among other things, (i) an order preventing the Company from acquiring The Peoples Natural Gas Company, (ii) a prohibition against any transaction between the Company and Dominion that combines their operations in the relevant markets except as may be approved by the FTC, and (iii) any other relief appropriate to correct the anticompetitive effects of the transaction or to restore The Peoples Natural Gas Company as a viable, independent competitor in the relevant market. On May 24, 2007, the FTC stayed discovery in this matter until further notice. The Company believes that the FTC’s complaint is without merit and intends to vigorously oppose the FTC’s charges.

Federal Trade Commission v. Equitable Resources, Inc. et al, United States Court of Appeals for the Third Circuit

On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the Company’s proposed acquisition of The Peoples Natural Gas Company from Dominion. Each of the Company, Dominion and The Peoples Natural Gas Company are named as defendants in the complaint. The relief sought by the FTC in the complaint was an injunction to maintain the status quo during the pendency of the administrative proceeding described above. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction on the basis that the state action immunity doctrine barred the FTC’s claim.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit. On June 1, 2007, the Third Circuit issued an order enjoining the transaction pending further order of the Third Circuit. The FTC’s appeal to the Third Circuit is currently in the briefing phase. Pursuant to an amended notice received after the Company's July 26, 2007 earnings call, oral argument, if required by the Third Circuit, is scheduled for the week of October 1, 2007. The Pennsylvania Attorney General has filed an amicus brief arguing that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The Pennsylvania Public Utility Commission has filed an amicus brief supporting the Company’s position. The Company believes that the FTC’s complaint is without merit and intends to vigorously oppose the FTC’s position in this case.

Kay Company, LLC et al v. Equitable Production Company et al, U.S. District Court, Southern District of West Virginia

On June 13, 2006, eight royalty owners who have entered into leases with Equitable Production Company, a subsidiary of the Company, filed a gas royalty action in the Circuit Court of Roane County, West Virginia. The suit was served on July 31, 2006 and alleges that Equitable Production Company has failed to pay royalties on the fair value of the gas produced and marketed from the leases and has taken improper post-production deductions from the royalties paid. It seeks class certification, compensatory and punitive damages, an accounting, and other relief based on alleged breach of contract, breach of fiduciary duty and fraudulent concealment. Equitable Production Company removed the suit to the U.S. District Court for the Southern District of West Virginia on August 7, 2006. The plaintiffs have filed an amended complaint naming the Company as an additional defendant.

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in which a class of royalty owners in the state of West Virginia filed a lawsuit claiming that the defendant in the case underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the defendant plans to appeal the verdict, this decision may ultimately impact other royalty interest rights in West Virginia. The Company is vigorously defending its case and believes that the claims and facts in the unrelated lawsuit can be differentiated from those asserted against the Company. Nevertheless, the Company has reviewed its West Virginia royalty agreements and established a reserve it believes to be appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended June 30, 2007.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

April 2007 (April 1 - April 30)	6,042	$49.12	—	8,385,400

May 2007 (May 1 - May 31)	2,588	$51.75	—	8,385,400

June 2007 (June 1 - June 30)	2,027	$49.31	—	8,385,400

Total	10,657		—

(a)                                  Includes 3,455 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 7,202 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)                                 Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 11, 2007.

b)	Brief description of matters voted upon:

	(1)	Elected the named directors to serve a three-year term expiring 2010 as follows:

		Director	Shares Voted For	Shares Withheld

		Vicky A. Bailey	101,515,737	5,056,395
		Murry S. Gerber	101,037,137	5,534,995
		George L. Miles, Jr.	101,349,741	5,222,391
		James W. Whalen	101,439,809	5,132,323

The following Directors’ terms continued after the Annual Meeting of Shareholders:
until 2008 - Phyllis A. Domm, Ed.D., David L. Porges, James E. Rohr and David S. Shapira
until 2009 - Thomas A. McConomy, Barbara S. Jeremiah, and Lee T. Todd, Jr., Ph.D.

	(2)	Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2007. Vote was 105,612,088 shares for; 780,982 shares against and 179,062 shares abstained.

	(3)	Approved the amendment to the Equitable Resources, Inc. Articles of Incorporation. Vote was 89,726,780 shares for; 1,647,319 shares against; 378,464 shares abstained and 14,819,569 broker non-votes.

(4)

The shareholder proposal regarding pay-for-superior performance received less than a majority of the votes cast.  Vote was 79,046,764 shares against; 11,941,586 shares for; 764,211 shares abstained and 14,819,571 broker non-votes.

Item 6. Exhibits

		2.01	Letter agreement dated as of July 3, 2007 by and between Equitable Resources, Inc. and Dominion Resources, Inc. (as successor by merger to Consolidated Natural Gas Company)

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: July 26, 2007

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference
2.01	Letter agreement dated as of July 3, 2007 by and between Equitable Resources, Inc. and Dominion Resources, Inc. (as successor by merger to Consolidated Natural Gas Company)	Filed herewith as Exhibit 2.1

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