Form 10-Q
period 2007-09-30
EQUITABLE RESOURCES INC /PA/
filed 2007-10-25
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large Accelerated Filer  ☒       Accelerated Filer ☐       Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Common stock, no par value	121,663,368 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands, except per share amounts)
Operating revenues	$226,806	$232,801	$976,592	$914,127
Cost of sales	68,722	72,155	405,687	367,085
Net operating revenues	158,084	160,646	570,905	547,042

Operating expenses:
Operation and maintenance	25,602	25,282	78,614	74,252
Production	16,009	16,176	48,646	47,965
Selling, general and administrative	32,198	32,904	143,978	90,659
Office consolidation impairment charges	—	—	—	(2,908)
Depreciation, depletion and amortization	26,907	25,149	81,926	74,163
Total operating expenses	100,716	99,511	353,164	284,131

Operating income	57,368	61,135	217,741	262,911

Gain on sale of assets, net	—	—	119,401	—

Other income	2,204	489	5,530	886

Equity in earnings of nonconsolidated investments	1,423	70	2,198	120

Interest expense	11,557	12,779	35,604	36,128

Income before income taxes	49,438	48,915	309,266	227,789
Income taxes	16,513	17,120	112,380	79,726
Net income	$32,925	$31,795	$196,886	$148,063

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	121,380	120,172	121,319	119,929
Net income	$0.27	$0.26	$1.62	$1.23
Diluted:
Weighted average common shares outstanding	122,838	122,103	122,818	121,961
Net income	$0.27	$0.26	$1.60	$1.21
Dividends declared per common share	$0.22	$0.22	$0.66	$0.65

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Thousands)
Cash flows from operating activities:
Net income	$196,886	$148,063
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	(1,608)	1,504
Depreciation, depletion, and amortization	81,926	74,163
Gain on sale of assets, net	(119,401)	—
Other income	(5,530)	(886)
Office consolidation impairment charges	—	(2,908)
Deferred income taxes	71,385	15,435
Excess tax benefits from share-based payment arrangements	(4,447)	(6,090)
Decrease in accounts receivable and unbilled revenues	126,758	176,283
(Increase) decrease in margin deposits	(7,259)	317,574
Increase in inventory	(29,465)	(33,845)
Decrease in accounts payable	(30,382)	(62,439)
Change in derivative instruments at fair value, net	18,898	(30,991)
Changes in other assets and liabilities	44,091	(46,293)
Net cash provided by operating activities	341,852	549,570

Cash flows from investing activities:
Capital expenditures	(532,664)	(252,604)
Proceeds from sale of assets	184,576	—
Restricted cash from sale of assets, net	(68,256)	—
Proceeds from contribution of assets	23,262	—
Proceeds from sale of available-for-sale securities	7,295	—
Investment in available-for-sale securities	(9,709)	(2,314)
Proceeds from sale of discontinued operations, net of purchase price adjustments	—	(724)
Net cash used in investing activities	(395,496)	(255,642)

Cash flows from financing activities:
Dividends paid	(80,306)	(78,290)
Proceeds from note payable to Nora Gathering, LLC	69,786	—
Repayments of note payable to Nora Gathering, LLC	(24,285)	—
Proceeds from exercises under employee compensation plans	2,673	17,002
Excess tax benefits from share-based payment arrangements	4,447	6,090
Repayments and retirements of long-term debt	(10,000)	(3,000)
Increase (decrease) in short-term loans	204,001	(310,696)
Net cash provided by (used in) financing activities	166,316	(368,894)

Net increase (decrease) in cash and cash equivalents	112,672	(74,966)
Cash and cash equivalents at beginning of period	—	74,966
Cash and cash equivalents at end of period	$112,672	$—

Cash paid during the period for:
Interest, net of amount capitalized	$36,015	$37,572
Income taxes, net of refund	$25,331	$38,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,672	$—
Restricted cash	68,256	—
Accounts receivable (less accumulated provision for doubtful accounts: September 30, 2007, $14,010; December 31, 2006, $20,442)	102,825	199,486
Unbilled revenues	12,138	40,627
Margin deposits with financial institutions	7,270	11
Inventory	298,593	269,128
Derivative instruments, at fair value	56,165	129,675
Prepaid expenses and other	66,735	62,523
Total current assets	724,654	701,450
Equity in nonconsolidated investments	133,302	35,023
Property, plant and equipment	3,931,937	3,617,297
Less: accumulated depreciation and depletion	1,262,897	1,239,826
Net property, plant and equipment	2,669,040	2,377,471
Investments, available-for-sale	36,553	31,270
Other assets	110,371	111,697
Total assets	$3,673,920	$3,256,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10,000
Short-term loans	340,000	135,999
Note payable to Nora Gathering, LLC	45,501	—
Accounts payable	182,944	213,326
Derivative instruments, at fair value	496,497	570,251
Other current liabilities	174,180	150,203
Total current liabilities	1,239,122	1,079,779

Debentures and medium-term notes	753,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	409,282	338,012
Unrecognized tax benefits	37,428	—
Pension and other post-retirement benefits	47,725	50,947
Other credits	93,417	88,393
Total other non-current liabilities	587,852	477,352

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: September 30, 2007 and December 31, 2006, 149,008	369,295	366,856
Treasury stock, shares at cost: September 30, 2007, 27,342; December 31, 2006, 27,405 (net of shares and cost held in trust for deferred compensation of 179, $3,063 and 159, $2,724)	(469,133)	(469,584)
Retained earnings	1,475,779	1,363,310
Accumulated other comprehensive loss	(282,495)	(314,302)
Total common stockholders’ equity	1,093,446	946,280
Total liabilities and stockholders’ equity	$3,673,920	$3,256,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In this Form 10-Q, references to “Equitable,” “Equitable Resources,” and the “Company” refer collectively to Equitable Resources, Inc. and its consolidated subsidiaries. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 31, 2007 and 2006.

As discussed in Note I, the Company capitalizes the carrying costs for the construction of certain long-term assets and amortizes the costs over the life of the related assets. For regulated assets, these costs include allowance for equity funds used during construction (AFUDC – Equity). Prior to September 30, 2007, the amount of AFUDC – Equity was not significant and was included as an offset to interest expense in the Statements of Consolidated Income. As a result of the significance of the carrying costs related to the construction of the Big Sandy Pipeline, AFUDC – Equity has been reclassified to Other income in the Statements of Consolidated Income for all periods presented.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and energy marketing businesses and the volatility of natural gas prices, the interim statements for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2006, as well as in “Information Regarding Forward Looking Statements” on page 18 of this document.

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

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income and equity in earnings of nonconsolidated investments. Interest expense and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Revenues from external customers:
Equitable Supply	$117,154	$120,991	$370,295	$362,767
Equitable Utilities	127,993	125,603	643,217	599,328
Less: intersegment revenues (a)	(18,341)	(13,793)	(36,920)	(47,968)
Total	$226,806	$232,801	$976,592	$914,127
Total operating expenses:
Equitable Supply	$54,988	$57,761	$182,092	$162,111
Equitable Utilities	36,823	35,686	116,425	105,417
Unallocated expenses (b)	8,905	6,064	54,647	16,603
Total	$100,716	$99,511	$353,164	$284,131
Operating income:
Equitable Supply	$62,166	$63,230	$188,203	$200,656
Equitable Utilities	4,107	3,969	84,185	78,858
Unallocated expenses	(8,905)	(6,064)	(54,647)	(16,603)
Total	$57,368	$61,135	$217,741	$262,911

Reconciliation of operating income to net income:

Equity in earnings (losses) of nonconsolidated investments:
Equitable Supply	$1,379	$71	$2,085	$53
Unallocated	44	(1)	113	67
Total	$1,423	$70	$2,198	$120

Gain on sale of assets, net – Equitable Supply	—	—	119,401	—
Other income	2,204	489	5,530	886
Interest expense	11,557	12,779	35,604	36,128
Income taxes	16,513	17,120	112,380	79,726
Net income	$32,925	$31,795	$196,886	$148,063

	September 30,	December 31,
	2007	2006
	(Thousands)
Segment Assets:
Equitable Supply	$2,069,167	$1,794,485
Equitable Utilities	1,378,493	1,407,024
Total operating segments	3,447,660	3,201,509
Headquarters assets and intersegment eliminations, net	226,260	55,402
Total assets	$3,673,920	$3,256,911

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Expenditures for segment assets:
Equitable Supply (c)	$175,012	$82,580	$470,486	$204,961
Equitable Utilities	23,200	16,265	61,104	45,094
Unallocated expenditures	876	740	1,074	2,549
Total	$199,088	$99,585	$532,664	$252,604

(a)	Intersegment revenues primarily represent sales from Equitable Supply to the unregulated marketing affiliate of Equitable Utilities.
(b)	Unallocated expenses are primarily related to executive compensation.
(c)	Expenditures for segment assets for the three and nine months ended September 30, 2007 include $28.5 million for the acquisition of additional working interest in the Roaring Fork Field. See Note L.

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

The fair value of the Company’s derivative commodity instruments designated as cash flow hedges is presented below:

	As of
	September 30, 2007	December 31, 2006
	(Thousands)
Asset	$55,506	$129,675
Liability	(463,859)	(544,444)
Net liability	$(408,353)	$(414,769)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value. The net fair value of derivative instruments changed during the first nine months of 2007 primarily as a result of an increase in natural gas prices and reduced hedged quantities due to derivative settlements. The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 313.2 Bcf and 392.6 Bcf as of September 30, 2007 and December 31, 2006, respectively, and primarily related to natural gas swaps. The open positions at September 30, 2007 had maturities extending through December 2013.

The Company deferred net losses of $256.9 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of September 30, 2007 and December 31, 2006, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges. Assuming no change in price or new transactions, the Company estimates that approximately $90.8 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of September 30, 2007 will be recognized in earnings during the next twelve months due to the physical settlement of hedged transactions. This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges increased earnings by approximately $0.5 million and $0.4 million for the three month periods ended September 30, 2007 and 2006, respectively. These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company conducts trading activities through its unregulated marketing group. The function of the Company’s trading business is to contribute to the Company’s earnings by taking market positions within defined limits subject to the Company’s corporate risk management policy. The absolute notional quantities of the futures and swaps held for trading purposes at September 30, 2007 totaled 8.1 Bcf and 22.0 Bcf, respectively.

Below is a summary of the activity of the fair value of the Company’s derivative commodity contracts with third parties held for trading purposes during the nine months ended September 30, 2007 (in thousands).

Fair value of contracts outstanding as of December 31, 2006	$581
Contracts realized or otherwise settled	(742)
Other changes in fair value	132
Fair value of contracts outstanding as of September 30, 2007	$(29)

The following table presents maturities and the fair valuation source for the Company’s derivative commodity instruments that are held for trading purposes as of September 30, 2007.

Net Fair Value of Third Party Contract (Liabilities) Assets at Period-End

Source of Fair Value	Maturity Less than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	(Thousands)
Prices actively quoted (NYMEX) (1)	$(48)	$—	$—	$—	$(48)
Prices provided by other external sources (2)	19	—	—	—	19
Net derivative liabilities	$(29)	$—	$—	$—	$(29)

(1) Contracts include futures and fixed price swaps

(2) Contracts include basis swaps

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora Field, as discussed in Note K. As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was a $23.9 million liability at September 30, 2007. In addition, the fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $8.7 million liability at September 30, 2007. The Company does not treat these derivatives as hedging instruments under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount. The Company recorded such deposits in the amount of $1.0 million in its Condensed Consolidated Balance Sheet as of September 30, 2007.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. Participants must make such deposits based on an established margin requirement as well as the net liability position, if any, of the fair value of the associated contracts. In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion. The Company recorded margin deposits in the amount of $6.3 million in its Condensed Consolidated Balance Sheet as of September 30, 2007.

D.            Investments, Available-For-Sale

As of September 30, 2007, the investments classified by the Company as available-for-sale consist of approximately $36.6 million of debt and equity securities intended to fund plugging and abandonment and other liabilities for which the Company self-insures. Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.

During the first quarter of 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity securities with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million, which is included in other income in the Statement of Consolidated Income for the nine months ended September 30, 2007. The Company used the proceeds from these sales and other available cash to purchase other debt and equity securities with a cost basis totaling $9.7 million during the first quarter of 2007. These investments are classified as available-for-sale in the Condensed Consolidated Balance Sheet. The Company utilizes the specific identification method to determine the cost of all investment securities sold.

E.             Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Net income	$32,925	$31,795	$196,886	$148,063
Other comprehensive income (loss):
Net change in cash flow hedges:
Natural gas (Note C)	62,884	176,718	29,286	425,672
Interest rate	29	29	87	87
Unrealized gain on investments, available-for-sale	446	838	914	1,204
Pension and other post-retirement benefit plans:
Prior service cost	(59)	—	(177)	—
Net loss	458	—	1,372	—
Settlement loss	8	—	325	—
Total comprehensive income	$96,691	$209,380	$228,693	$575,026

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2007	2006
	(Thousands)
Net unrealized loss from hedging transactions	$(257,498)	$(286,871)
Unrealized gain on available-for-sale securities	4,883	3,969
Pension and other post-retirement benefits adjustment	(29,880)	(31,400)
Accumulated other comprehensive loss	$(282,495)	$(314,302)

F.             Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) as of January 1, 2006.

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
2005 Executive Performance Incentive Program	$8,212	$5,524	$54,591	$15,646
2007 Supply Long-Term Incentive Program	390	—	390	—
Directors’ share-based awards	237	129	1,649	576
Restricted stock awards	672	948	2,185	2,535
Nonqualified stock options	10	—	222	685
Total share-based compensation expense	$9,521	$6,601	$59,037	$19,442

2005 Executive Performance Incentive Program

The vesting of the awards granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital, during the four year performance period ending December 31, 2008. Payment of awards is expected to be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2008. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period. The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2005 Program.  The Company modified its assumptions during the first nine months of 2007 and by increasing both the ultimate share price and the payout multiple at the vesting date to $60.00 and 225% of the units awarded, respectively. As a result, the Company recognized an increase in long-term incentive plan expense associated with the 2005 Program of $3.0 million and $38.7 million for the three and nine month periods ended September 30, 2007, respectively.  The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income. A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes. See Note B. The Company has recorded a total accrual for the 2005 Program of $98.2 million in other current liabilities in its Condensed Consolidated Balance Sheet as of September 30, 2007.

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the Company’s Supply segment. Awards granted may be earned by achieving pre-determined total sales volumes targets and by satisfying certain applicable employment requirements. The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels. Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period. The Company granted 163,940 awards under this program during the nine months ended September 30, 2007.

Nonemployee Directors’ Share-Based Awards

The Company has historically granted to non-employee directors share-based awards which vested upon award. The value of the share-based awards will be paid in cash upon the earlier of the director’s death or separation of service from the Company’s Board of Directors. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the share-based awards at the end of each reporting period. A total of 88,530 non-employee director share-based awards were outstanding as of September 30, 2007. A total of 15,570 and 18,000 share-based awards were granted to non-employee directors during the nine month periods ended September 30, 2007 and 2006, respectively. The weighted average fair value of these director share-based awards, based on the grant date fair value of the Company’s stock, was approximately $50.00 and $35.00, for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock Awards

The Company granted 75,440 and 93,200 restricted stock awards during the nine months ended September 30, 2007 and 2006, respectively, to key executives under the Company’s 1999 Long-Term Incentive Plan (the Plan). The shares granted under the Plan will be fully vested at the end of the three-year period commencing the date of grant. The fair value of each share is equal to the market price of the Company’s common stock on the date of grant. The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was approximately $44.00 and $36.00, for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $5.4 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of approximately 21 months.

Stock Options

The Company granted 20,941 and 56,257 stock options during the nine months ended September 30, 2007 and 2006, respectively, all of which comprised options granted for reload rights associated with previously-awarded options. The weighted average grant date fair value of these reload option grants was approximately $7.00 and $9.00 for the nine month periods ended September 30, 2007 and 2006, respectively.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the nine month periods ended September 30, 2007 and 2006.

Nine Months Ended September 30,
	2007	2006
Risk-free interest rate (range)	4.36% to 5.02%	4.59% to 5.04%
Dividend yield	1.90% to 2.29%	2.34% to 2.38%
Volatility factor	.15 to .21	.21 to .23
Expected term	3 - 6 years	7 years

As of September 30, 2007, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

As of September 30, 2007, 148,404 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan. No options were granted to non-employee directors during the nine month periods ended September 30, 2007 and 2006.

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

On April 4, 2007, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that mandates unitary combined reporting, changes certain apportionment provisions for tax partnerships, changes certain definitions for financial organizations and makes miscellaneous changes to other corporate net income tax statutes. As a result of this law change, the Company recorded additional tax expense of $2.9 million to reflect an overall increase in the Company’s expected deferred tax liability as of the effective date. This charge is included in the annual income tax expense and the entire amount was reflected in the second quarter of 2007. The effective income tax rate for the nine months ended September 30, 2007 is 36.3%. The Company currently estimates the annual effective income tax rate to be approximately 36.1%. The estimated annual effective income tax rate as of September 30, 2006 was 35.0%.

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

There were no material changes to unrecognized tax benefits, interest or penalties during the nine months ended September 30, 2007. As of September 30, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The consolidated Federal income tax liability of the Company has been settled with the Internal Revenue Service (IRS) through 1997. The IRS has completed its review of the Company’s Federal income tax filings for the 1998 through 2000 years and the Company believes that only minor issues remain to be resolved. The IRS is expected to review the Company’s Research and Experimentation claim for 2001 and 2002 and survey the balance of the 2001 and 2002 Federal income tax filings. During the second quarter of 2007, the IRS began an examination of the Company’s Federal income tax filings for 2003 through 2005.

The Company is also subject to various routine state income tax examinations. The Company mainly operates in four states which have statutes of limitations that expire between three to four years after the date of filing of the income tax return. As of September 30, 2007, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.

H.            Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Components of net periodic benefit cost
Service cost	$63	$107	$123	$138
Interest cost	1,093	1,097	636	725
Expected return on plan assets	(1,404)	(1,533)	—	—
Amortization of prior service cost	41	92	(215)	(34)
Recognized net actuarial loss	363	267	574	536
Settlement (gain) loss	(395)	283	—	—
Net periodic benefit cost	$(239)	$313	$1,118	$1,365

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands)
Components of net periodic benefit cost
Service cost	$189	$323	$369	$414
Interest cost	3,279	3,291	1,908	2,175
Expected return on plan assets	(4,210)	(4,599)	—	—
Amortization of prior service cost	123	278	(645)	(102)
Recognized net actuarial loss	1,089	801	1,722	1,608
Settlement loss	735	265	—	—
Net periodic benefit cost	$1,205	$359	$3,354	$4,095

The Company made a cash contribution of $1.3 million to the pension plan in the first quarter of 2007 to fund an early retirement program which was settled during the fourth quarter of 2006.

I.              Interest Expense and Allowance for Funds Used During Construction

The Company maintains a $1.5 billion, five-year revolving credit facility which may be used for working capital, capital expenditures, share repurchases and other purposes including support of the Company’s commercial paper program. Due to the volatility in the short-term debt markets during the third quarter of 2007, the Company determined that its lowest cost of short term borrowings would be obtained by utilizing its revolving credit facility. As of September 30, 2007, the Company had outstanding short-term loans under the revolving credit facility of $340.0 million and no commercial paper balances. As of December 31, 2006, the Company had commercial paper balances of $136.0 million and no outstanding short-term loans under the revolving credit facility.

Carrying costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The calculated allowance for funds used during construction includes capitalization of the cost of financing construction of assets subject to regulation by the Pennsylvania Public Utility Commission, the Public Service Commission of West Virginia or the Federal Energy Regulatory Commission, in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  A computed interest cost and a designated cost of equity for financing the construction of these regulated assets are recorded in the Company’s income statement. The debt portion is calculated based on the average cost of debt. Interest costs on debt amounts capitalized are included as a reduction of interest expense in the Statements of Consolidated Income. These interest costs were $1.5 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. The equity portion is calculated using the most recent equity rate of return approved by the applicable regulator. Equity amounts capitalized are included in other income in the Statements of Consolidated Income. The equity amounts capitalized were $4.5 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.

J.             Recently Issued Accounting Standards

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

K.            Gain on Sale of Assets

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

On May 17, 2007, the Company completed a majority of the transactions contemplated by the Purchase Agreement by selling proved reserves of approximately 70 Bcf, including proved developed reserves of approximately 64 Bcf, to PMOG for proceeds of $184.6 million. Proceeds of $95.0 million from the sale were placed into an escrow account pursuant to a deferred exchange agreement, which allows for the use of the funds in a potential like-kind exchange for certain identified assets. The Company used a portion of the restricted funds in the third quarter of 2007 as discussed in Note L. The Company is evaluating the potential purchase of additional eligible replacement properties within the statutory time period. As of September 30, 2007, the balance of restricted cash was $68.3 million.

Additionally, on May 17, 2007, the Company completed a substantial majority of the transactions contemplated by the Contribution Agreement by contributing Nora Field gathering property with a net book value of $120.0 million to Nora LLC in exchange for a 50% interest in Nora LLC and cash of $23.3 million. PMOG contributed cash of $93.1 million to Nora LLC in exchange for its 50% interest. The Company and Nora LLC also entered into a demand note agreement whereby Nora LLC loaned to the Company $69.8 million on the closing date. The balance of this note as of September 30, 2007 was $45.5 million, and was classified as note payable to Nora Gathering, LLC in the Company’s Condensed Consolidated Balance Sheet. The Company is accounting for its interest in Nora LLC under the equity method of accounting, as the Company determined that it has the ability to exert significant influence over the operating and financial policies of Nora LLC through its 50%, non-controlling interest. The Company recorded an equity investment in Nora LLC of $93.1 million in its Condensed Consolidated Balance Sheet as of May 17, 2007.

The Company recorded a gain on these transactions of $147.8 million, net of costs to sell, in accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  As a result of the working interest sale, the Company reduced its hedge position by approximately 7.3 Bcf, resulting in the Company’s recording a hedge loss of $28.4 million as of the date of sale. These items are recorded in gain on sale of assets, net in the Company’s Statements of Consolidated Income for the nine month period ended September 30, 2007.

As a result of these transactions, the Company and Range have equalized their interest in the Nora Field, including their interest in the producing wells, undrilled acreage and gathering system. These transactions are subject to various post-closing purchase price adjustments which may result in the Company recording additional gain or loss on these transactions upon finalization of the adjustments, which is expected to occur during the fourth quarter of 2007.

A second closing covering the remainder of the gas properties and related remaining gathering assets included in the above transactions would reduce the Company’s proved reserves by a maximum of approximately 11 Bcf, including proved developed reserves of up to 10 Bcf. The Company is currently working with all parties involved to obtain the remaining required consents.

L.            Acquisition of Working Interest

In September 2007, the Company purchased an additional working interest of approximately 13.5% in the Roaring Fork Field in Virginia and certain gathering assets from a minority interest holder for $28.5 million subject to post-closing adjustments, which increased the Company’s working interest to approximately 97.0%. The working interest of 13.5% represents approximately 12.3 Bcf of reserves, consisting of approximately 10.1 Bcf of proved developed reserves and approximately 2.2 Bcf of proved undeveloped reserves. The purchase price was funded using a portion of the restricted cash received from the sale described in Note K, as this transaction qualified as a like-kind exchange under the deferred exchange agreement.

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

N.            Other Events

Pending Acquisition of The Peoples Natural Gas Company and Hope Gas, Inc.

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s (Dominion) natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope). Each of the Company and Dominion has the right to terminate the Stock Purchase Agreement on and after November 1, 2007. The Company has deferred certain costs in conjunction with the pending acquisition of Peoples and Hope. In the event that the acquisition does not close or the likelihood becomes remote, the Company will expense these deferred costs which may result in a charge of $10 million to $15 million.

On April 13, 2007, the Pennsylvania Public Utility Commission (PA PUC) issued an Opinion and Order approving the stock acquisition of Peoples consistent with the terms and conditions of a Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and Peoples will not make base rate case filings prior to January 1, 2009.

On May 14, 2007, the Public Service Commission of West Virginia (WV PSC) issued an order in the Company’s proposed acquisition of Hope, which case has been consolidated with four other cases, to initiate a focused management audit regarding two Hope applications to adjust purchased gas costs. On July 24, 2007, the WV PSC issued another order bifurcating the acquisition case from the cases involving the focused management audit and soliciting comment from the parties as to, among other things, how to proceed with the acquisition case and the amount and form of an escrow proposed to be posted by Hope in connection with alleged wrong doing. On September 18, 2007, Dominion agreed to a settlement with West Virginia’s consumer advocate regarding the two gas-cost recovery proceedings which also resulted in the removal of the focused management audit requirement. On September 28, 2007, the WV PSC issued an order establishing a briefing schedule for all unresolved issues. The briefing schedule concludes with the filing of simultaneous reply briefs on November 16, 2007. The Company continues to engage in settlement negotiations with the interveners and with Dominion to resolve the open issues.

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of Peoples. On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction on the basis that the state action immunity doctrine barred the FTC’s claim.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit. On June 1, 2007, the Third Circuit issued an injunction pending appeal preventing the Company from closing the transaction pending further order of the Third Circuit. On October 3, 2007, oral arguments were presented to the Third Circuit.

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

Equitable Resources, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “should,” “may,” “will,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words or phrases of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and development and midstream infrastructure programs, production and sales volumes, liquidity, natural gas reserves, capital expenditures, executive compensation, hedging risks, the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc., the financing of that acquisition and the Company’s move to a holding company structure. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2006.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended September 30, 2007

vs. Three Months Ended September 30, 2006

Equitable Resources’ consolidated net income for the three months ended September 30, 2007 totaled $32.9 million, or $0.27 per diluted share, compared to $31.8 million, or $0.26 per diluted share, reported for the same period a year ago.  This $1.1 million increase in net income from 2006 to 2007 was due to several factors. The impact of favorable storage asset optimization at Equitable Utilities, higher 2006 charges for certain West Virginia royalty disputes and other legal expenses, a reduction in transition planning expenses related to the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc. and an increase in other income, primarily due to interest capitalized as allowance for funds used during construction related to the Big Sandy Pipeline project, contributed to the increase. Production revenues increased slightly as higher sales prices were offset by the impact of the 2007 second quarter sale of interests in the Nora Field. These increases were partially offset by increased incentive compensation expense and increased depreciation, depletion and amortization at Equitable Supply.

Nine Months Ended September 30, 2007

vs. Nine Months Ended September 30, 2006

Equitable Resources’ consolidated net income for the nine months ended September 30, 2007 totaled $196.9 million, or $1.60 per diluted share, compared to $148.1 million, or $1.21 per diluted share, reported for the same period a year ago.  This $48.8 million increase in net income from 2006 to 2007 was due to several factors, including the second quarter of 2007 gain on the sale of assets in the Nora Field. The impact of favorable storage asset optimization at Equitable Utilities, higher production sales volumes at Equitable Supply and colder weather in Equitable Gas Company’s service territory in 2007 contributed to the increase. These increases between years were partially offset by increased incentive compensation expense, higher depreciation, depletion and amortization expense at Equitable Supply, increased transition planning expenses at Equitable Utilities related to the pending acquisition of The Peoples Natural Gas Company and Hope Gas, Inc., increased reserves for West Virginia royalty disputes and other legal expenses at Equitable Supply, a positive impact in 2006 for previously deferred amounts from the approval and settlement of the Equitrans, L.P. rate case and higher overall operating expenses.

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

EQUITABLE SUPPLY

OVERVIEW

During the second quarter of 2007, the Equitable Supply segment sold to Pine Mountain Oil and Gas, Inc. (PMOG) a portion of the Company’s interests in certain gas properties in the Nora Field totaling approximately 70 Bcf of proved reserves. Also during the second quarter of 2007, the Equitable Supply segment contributed certain Nora Field gathering facilities and pipelines to Nora Gathering, LLC (Nora LLC), a newly formed entity that is equally owned by the Company and PMOG, in exchange for a 50% equity interest in Nora LLC and cash. These transactions resulted in a net gain of $119.4 million. See Note K to the Company’s Condensed Consolidated Financial Statements for further discussion of these transactions. As a result of the gathering asset contribution, gathered volumes, gathering revenues and gathering-related expenses related to the Nora Field gathering activities are no longer included in Equitable Supply’s operating results. However, Equitable Supply records its 50% equity interest in the earnings of Nora LLC in equity in earnings of nonconsolidated investments.

During the third quarter of 2007, the Equitable Supply segment purchased an additional working interest of approximately 13.5% in certain gas properties in the Roaring Fork Field in Virginia totaling approximately 12.3 Bcf of proved reserves and certain gathering assets from a minority interest holder. See Note L to the Company’s Condensed Consolidated Financial Statements for further discussion of these transactions.

Excluding the impact of the sale of interests in the Nora Field, sales volumes increased approximately 4.1% from 2006 to 2007 for the third quarter and 4.8% for the nine months, primarily as a result of increased production from the 2006 and 2007 drilling programs. Equitable Supply drilled 447 gross operated wells, including 50 horizontal wells, in the nine months ended September 30, 2007, compared to 371 gross operated wells, including 3 horizontal wells, during the same period in 2006. Based on the success of the horizontal drilling program, the Company is reducing the number of vertical shale wells drilled as it increases the number of horizontal shale wells drilled. Economically, one horizontal shale well is similar to three vertical shale wells. The shift is likely to result in fewer gross wells drilled.

RESULTS OF OPERATIONS

EQUITABLE SUPPLY

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%	2007	2006	%
OPERATIONAL DATA

Production:
Natural gas and oil production (MMcfe)	20,636	20,852	(1.0)	62,076	60,815	2.1
Company usage, line loss (MMcfe)	(1,684)	(1,410)	19.4	(4,383)	(3,929)	11.6
Total sales volumes (MMcfe)	18,952	19,442	(2.5)	57,693	56,886	1.4
Average (well-head) sales price ($/Mcfe)	$4.78	$4.66	2.6	$4.85	$4.82	0.6

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.34	$0.32	6.3	$0.33	$0.30	10.0
Production taxes ($/Mcfe)	$0.44	$0.45	(2.2)	$0.46	$0.48	(4.2)
Production depletion ($/Mcfe)	$0.70	$0.62	12.9	$0.70	$0.62	12.9

Gathering:
Gathered volumes (MMcfe)	20,352	26,723	(23.8)	73,462	80,273	(8.5)
Average gathering fee ($/Mcfe)	$1.17	$1.05	11.4	$1.12	$1.02	9.8
Gathering and compression expense ($/Mcfe)	$0.54	$0.42	28.6	$0.48	$0.39	23.1
Gathering and compression depreciation ($/Mcfe)	$0.17	$0.14	21.4	$0.16	$0.14	14.3

(in thousands)
Production operating income	$55,885	$53,690	4.1	$163,109	$172,357	(5.4)
Gathering operating income	6,281	9,540	(34.2)	25,094	28,299	(11.3)
Total operating income	$62,166	$63,230	(1.7)	$188,203	$200,656	(6.2)

Production depletion	$14,440	$12,888	12.0	$43,509	$37,619	15.7
Gathering and compression depreciation	3,496	3,811	(8.3)	11,723	11,399	2.8
Other depreciation, depletion and amortization	1,445	1,083	33.4	4,246	3,059	38.8
Total depreciation, depletion and amortization	$19,381	$17,782	9.0	$59,478	$52,077	14.2

Capital expenditures (thousands)	$175,012	$82,580	111.9	$470,486	$204,961	129.5

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%	2007	2006	%

FINANCIAL DATA (Thousands)
Production revenues	$93,428	$92,949	0.5	$287,669	$281,141	2.3
Gathering revenues	23,726	28,042	(15.4)	82,626	81,626	1.2
Total operating revenues	117,154	120,991	(3.2)	370,295	362,767	2.1

Operating expenses:
LOE, excluding production taxes	6,949	6,753	2.9	20,235	18,543	9.1
Production taxes	9,060	9,423	(3.9)	28,411	29,422	(3.4)
Gathering and compression (O&M)	10,891	11,123	(2.1)	35,512	31,547	12.6
Selling, general and administrative (SG&A)	8,707	12,680	(31.3)	38,456	30,522	26.0
Depreciation, depletion and amortization (DD&A)	19,381	17,782	9.0	59,478	52,077	14.2
Total operating expenses	54,988	57,761	(4.8)	182,092	162,111	12.3
Operating income	$62,166	$63,230	(1.7)	$188,203	$200,656	(6.2)

Gain on sale of assets, net	$—	$—	—	$119,401	$—	100.0
Equity in earnings of nonconsolidated investments	$1,379	$71	1,842.3	$2,085	$53	3,834.0

Three Months Ended September 30, 2007

vs. Three Months Ended September 30, 2006

Equitable Supply’s operating income totaled $62.2 million for the three months ended September 30, 2007 compared to $63.2 million for the three months ended September 30, 2006. The $1.0 million decrease in operating income was primarily the result of the sale and contribution of assets in the Nora Field, which reduced operating income by $6.7 million, an increase in DD&A and increased operating expenses for Equitable Supply’s remaining gathering facilities, partially offset by adjustments to reserves in 2006 established in connection with West Virginia royalty disputes and other legal expenses and an increase in production revenues primarily due to new drilling.

Total operating revenues were $117.2 million for the three months ended September 30, 2007 compared to $121.0 million for the three months ended September 30, 2006. Production revenues were essentially flat, as a $0.12 per Mcfe increase in the average well-head sales price, primarily attributable to higher hedged prices partially offset by lower commodity prices, was offset by a 3% decrease in production sales volumes. The decrease in production sales volumes was primarily the result of the May 2007 sale to PMOG of interests which provided sales of 1,232 MMcfe in the third quarter of 2006 and the normal production decline in the company’s wells, partially offset by increased production from the 2006 and 2007 drilling programs. Gathering revenues decreased 15% due to a 24% decrease in gathered volumes, partially offset by an 11% increase in the average gathering fee. The decrease in gathered volumes is primarily the result of a reduction in volumes gathered for Company production due to the contribution of gathering facilities and pipelines to Nora Gathering, LLC. The increase in the average gathering fee, primarily charged to affiliates, is reflective of the Company’s commitment to an increased infrastructure program as well as operating cost increases.

Operating expenses totaled $55.0 million for the three months ended September 30, 2007 compared to $57.8 million for the three months ended September 30, 2006. The 5% decrease in operating expense is attributable to a $5.5 million decrease in expenses due to the sale and contribution of assets in the Nora Field, higher 2006 charges for reserves established for certain West Virginia royalty disputes and other legal expenses and 2006 adjustments to the reserve established for uncollectible accounts. These factors were partially offset by an increase in DD&A primarily due to increased depletion expense resulting from an increase in the unit rate, the reduction of certain liability reserves in 2006 and higher gathering and compression expense for the Company’s remaining gathering facilities. The $0.08 increase in the depletion rate is attributable to increased investment in oil and gas producing properties. The higher gathering and compression expense for the Company’s remaining gathering facilities is primarily due to electricity charges on newly installed electric compressors, increased field line and compressor maintenance related to the Company’s infrastructure investments, increased field labor and related employment costs and increased property taxes. In addition, the per unit gathering and compression rate increased as the per unit rate for the Nora Field properties contributed in 2007 was significantly lower than the rate for the Company’s remaining properties.

Equity in earnings of nonconsolidated investments totaled $1.4 million for the three months ended September 30, 2007 compared to equity earnings of $0.1 million for the three months ended September 30, 2006. The $1.3 million increase was due to equity earnings recorded in the third quarter of 2007 for Equitable Supply’s investment in Nora Gathering, LLC.

Capital expenditures totaled $175.0 million for the three months ended September 30, 2007 compared to $82.6 million for the three months ended September 30, 2006. The $92.4 million increase was due to an increased drilling and development plan in 2007, increased capital spending for midstream infrastructure projects including the construction of the Big Sandy Pipeline and the purchase of interests in the Roaring Fork Field.

Nine Months Ended September 30, 2007

vs. Nine Months Ended September 30, 2006

Equitable Supply’s operating income for the nine months ended September 30, 2007 was $188.2 million compared to $200.7 million for the nine months ended September 30, 2006. The $12.5 million decrease in operating income was primarily the result of increased DD&A and other operating expenses, the sale and contribution of assets in the Nora Field, which reduced operating income by $9.8 million, and reserves established in connection with West Virginia royalty disputes. These factors were partially offset by increased production and gathering revenues.

Total operating revenues were $370.3 million for the nine months ended September 30, 2007 compared to $362.8 million for the nine months ended September 30, 2006. The $7.5 million increase in total operating revenues was primarily due to a 1% increase in production sales volumes, a 1% increase in the average well-head sales price and a 1% increase in gathering revenues. The 1% increase in production sales volumes was primarily the result of increased production from the 2006 and 2007 drilling programs, partially offset by the normal production decline in the Company’s wells and the May 2007 sale to PMOG of interests which provided sales of 1,815 MMcfe in the first nine months of 2006. The $0.03 per Mcfe increase in the average well-head sales price was primarily attributable to higher hedged prices partially offset by lower commodity prices. The 1% increase in gathering revenues was due to a 10% increase in the average gathering fee, partially offset by a 9% decrease in gathered volumes. The increase in the average gathering fee is reflective of the Company’s commitment to an increased infrastructure program as well as operating cost increases. The decrease in gathered volumes is primarily the result of a reduction in volumes gathered for Company production due to the contribution of gathering facilities and pipelines to Nora Gathering, LLC, partially offset by increased Company production and increased volumes gathered for third parties.

Operating expenses were $182.1 million for the nine months ended September 30, 2007, compared to $162.1 million for the nine months ended September 30, 2006. The increase in DD&A was primarily due to increased depletion expense resulting from both increases in the unit rate and volume, as well as increased depreciation on a higher asset base. The $0.08 increase in the depletion rate is primarily attributable to the increased investment in the oil and gas producing properties. Gathering and compression expense increased approximately 13% due to electricity charges on newly installed electric compressors, increased field line and compressor maintenance related to the Company’s infrastructure investments, increased field labor and related employment costs and increased property taxes. The increase in SG&A was primarily due to increased reserves for certain West Virginia royalty disputes and the reduction of certain liability reserves in 2006, partially offset by 2006 adjustments to the reserve established for uncollectible accounts. The increase in LOE is attributable to personnel costs, increased direct operating costs and environmental costs. These increases were partially offset by a decrease in expenses due to the sale of assets in the Nora Field as previously discussed.

Equity in earnings of nonconsolidated investments totaled $2.1 million for the nine months ended September 30, 2007 compared to equity earnings of $0.1 million for the nine months ended September 30, 2006. The $2.0 million increase was due to equity earnings of $1.9 million recorded in 2007 for Equitable Supply’s investment in Nora Gathering, LLC.

Capital expenditures totaled $470.5 million for the nine months ended September 30, 2007 compared to $205.0 million for the nine months ended September 30, 2006. The $265.5 million increase was due to increased capital spending for midstream infrastructure projects, including the construction of the Big Sandy Pipeline, and an increased drilling and development plan in 2007.

OUTLOOK

Equitable Supply’s Appalachian Basin business strategy is focused on growing through expansion of its drilling program and midstream gathering and processing systems. The Company’s engineering projections and cost estimates for its horizontal drilling program have been revised to incorporate experience to date, reflecting an 8% reduction in estimated cost per well to $1.2 million, a 17% increase in the expected reserve recovery and a higher expected after-tax return of 17%, up from 15%. Based on the encouraging results of the horizontal program, the Company decided in the second quarter of 2007 to exclusively drill Kentucky shale wells horizontally. Horizontal wells typically require longer lead time for permitting and implementation of capital commitments. The decision not to drill some permitted vertical shale wells reduced the number of wells drilled and associated volumes, compared to the Company’s previous drilling plan. Ultimately, volumes from the Kentucky shale drilling locations are expected to be higher as a result of using horizontal drilling technology.

Through its Equitrans affiliate, the Company is constructing the Big Sandy Pipeline, which will provide for a significant increase in midstream throughput capacity in the Appalachian region. On October 16, 2007 the Federal Energy Regulatory Commission granted Equitrans’ request for an extension of time until March 31, 2008 to complete construction of the Big Sandy Pipeline.  The Company expects that the pipeline will be turned in line during the first quarter of 2008.  The Company is also upgrading the Company-operated hydrocarbon processing plant in Langley, Kentucky, targeted for completion in the second quarter of 2008. The projects are projected to cost an aggregate of $255 million.

EQUITABLE UTILITIES

OVERVIEW

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s (Dominion) natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope). Each of the Company and Dominion has the right to terminate the Stock Purchase Agreement on and after November 1, 2007.

On April 13, 2007, the Pennsylvania Public Utility Commission (PA PUC) issued an Opinion and Order approving the stock acquisition of Peoples consistent with the terms and conditions of a Joint Petition for Settlement which includes, among other things, an agreement by the Company that Equitable Gas Company and Peoples will not make base rate case filings prior to January 1, 2009.

On May 14, 2007, the Public Service Commission of West Virginia (WV PSC) issued an order in the Company’s proposed acquisition of Hope, which case has been consolidated with four other cases, to initiate a focused management audit regarding two Hope applications to adjust purchased gas costs. On July 24, 2007, the WV PSC issued another order bifurcating the acquisition case from the cases involving the focused management audit and soliciting comment from the parties as to, among other things, how to proceed with the acquisition case and the amount and form of an escrow proposed to be posted by Hope in connection with alleged wrong doing. On September 18, 2007, Dominion agreed to a settlement with West Virginia’s consumer advocate regarding the two gas-cost recovery proceedings which also resulted in the removal of the focused management audit requirement. On September 28, 2007 the WV PSC issued an order establishing a briefing schedule for all unresolved issues. The briefing schedule concludes with the filing of simultaneous reply briefs on November 16, 2007. The Company continues to engage in settlement negotiations with the interveners and with Dominion to resolve the open issues.

On March 14, 2007, the Federal Trade Commission (FTC) issued an administrative complaint challenging the Company’s acquisition of Peoples. On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the proposed acquisition. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction on the basis that the state action immunity doctrine barred the FTC’s claim.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit. On June 1, 2007, the Third Circuit issued an injunction pending appeal preventing the Company from closing the transaction pending further order of the Third Circuit. On October 3, 2007, oral arguments were presented to the Third Circuit.

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

Pennsylvania law requires that local distribution companies develop and implement programs to assist low income customers with paying their gas bills. The costs of these programs are recovered through rates charged to other residential customers. Equitable Gas Company (Equitable Gas) has several such programs. In October 2006, Equitable Gas submitted a request for PA PUC approval to increase funding to support the increasing costs of its Customer Assistance Program (CAP). On September 27, 2007, the PA PUC issued an order approving an increase to Equitable’s surcharge designed offset the costs of CAP. The revised surcharge went into effect on October 2, 2007.

RESULTS OF OPERATIONS

EQUITABLE UTILITIES

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%	2007	2006	%
OPERATIONAL DATA

Heating degree days (30 year normal average: Qtr – 124; YTD – 3,759)	65	123	(47.2)	3,530	3,226	9.4

Residential sales and transportation volumes (MMcf)	1,284	1,307	(1.8)	16,535	14,168	16.7
Commercial and industrial volumes (MMcf)	3,903	4,109	(5.0)	19,541	17,859	9.4
Total throughput (MMcf) – Distribution Operations	5,187	5,416	(4.2)	36,076	32,027	12.6

Net operating revenues (thousands):
Distribution Operations (regulated):
Residential	$12,017	$11,887	1.1	$72,285	$65,054	11.1
Commercial & industrial	5,693	7,026	(19.0)	31,203	29,694	5.1
Other	1,901	2,487	(23.6)	5,892	5,691	3.5
Total Distribution Operations	19,611	21,400	(8.4)	109,380	100,439	8.9
Pipeline Operations (regulated)	14,216	15,377	(7.6)	46,659	54,314	(14.1)
Energy Marketing	7,103	2,878	146.8	44,571	29,522	51.0
Total net operating revenues	$40,930	$39,655	3.2	$200,610	$184,275	8.9

Operating income (thousands):
Distribution Operations (regulated)	$(6,674)	$(4,043)	65.1	$23,587	$25,528	(7.6)
Pipeline Operations (regulated)	4,443	5,595	(20.6)	18,363	24,943	(26.4)
Energy Marketing	6,338	2,417	162.2	42,235	28,387	48.8
Total operating income	$4,107	$3,969	3.5	$84,185	$78,858	6.8

DD&A (thousands):
Distribution Operations	$4,994	$4,987	0.1	$15,034	$14,874	1.1
Pipeline Operations	2,132	2,158	(1.2)	6,388	6,559	(2.6)
Energy Marketing	18	10	80.0	38	47	(19.1)
Total DD&A	$7,144	$7,155	(0.2)	$21,460	$21,480	(0.1)

Capital expenditures (thousands)	$23,200	$16,265	42.6	$61,104	$45,094	35.5

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	%	2007	2006	%
FINANCIAL DATA (Thousands)
Distribution revenues (regulated)	$37,467	$39,330	(4.7)	$319,436	$322,633	(1.0)
Pipeline revenues (regulated)	14,777	15,782	(6.4)	48,063	55,418	(13.3)
Marketing revenues	86,777	81,477	6.5	312,425	262,714	18.9
Less: intrasegment revenues	(11,028)	(10,986)	0.4	(36,707)	(41,437)	(11.4)
Total operating revenues	127,993	125,603	1.9	643,217	599,328	7.3

Purchased gas costs	87,063	85,948	1.3	442,607	415,053	6.6
Net operating revenues	40,930	39,655	3.2	200,610	184,275	8.9

Operating expenses:
Operating and maintenance (O & M)	14,754	14,037	5.1	43,238	42,294	2.2
SG&A	14,925	14,494	3.0	51,727	44,039	17.5
Office consolidation impairment charges	—	—	—	—	(2,396)	(100.0)
DD&A	7,144	7,155	(0.2)	21,460	21,480	(0.1)
Total operating expenses	36,823	35,686	3.2	116,425	105,417	10.4

Operating income	$4,107	$3,969	3.5	$84,185	$78,858	6.8

Three Months Ended September 30, 2007

vs. Three Months Ended September 30, 2006

Equitable Utilities’ operating income totaling $4.1 million for the three months ended September 30, 2007 was essentially flat compared to $4.0 million for the three months ended September 30, 2006. The third quarter of 2007 results included offsetting slight increases in both net operating revenues and operating expenses compared to the third quarter of 2006.

Net operating revenues for the three months ended September 30, 2007 were $40.9 million compared to $39.7 million for the same quarter in 2006.  The $1.2 million increase was due to increased energy marketing revenues from marketing storage asset optimization activities. This increase was partially offset by lower distribution revenues primarily related to a prior year settlement of a measurement dispute with a commercial customer.

Operating expenses totaled $36.8 million for the three months ended September 30, 2007 compared to $35.7 million for the three months ended September 30, 2006.  The $1.1 million increase in operating expenses include general overhead, a lower bad debt expense reduction in the third quarter of 2007, costs associated with an evaluation of customer related activities, and increased vehicle operating costs. The increase in operating expenses was partially offset by a $2.4 million reduction in expenses incurred in connection with the planning for the pending acquisition of Peoples and Hope. The total expenses related to the pending acquisition were $1.3 million for the third quarter of 2007.

Capital expenditures totaled $23.2 million for the three months ended September 30, 2007 compared to $16.3 million for the three months ended September 30, 2006.  The $6.9 million increase was primarily due to increased expenditures for pipeline replacement programs.

Nine Months Ended September 30, 2007

vs. Nine Months Ended September 30, 2006

Equitable Utilities’ operating income totaled $84.2 million for the nine months ended September 30, 2007 compared to $78.9 million for the nine months ended September 30, 2006. The $5.3 million increase in operating income is primarily the result of increases in margins in the energy marketing and distribution operations. These positive factors were partially offset by increased transition planning expenses incurred in the first nine months of 2007 in planning for the pending acquisition of Peoples and Hope, lower pipeline revenues due to the settlement of the Equitrans rate case in 2006, and the office consolidation impairment charge reversal in 2006.

Net operating revenues for the nine months ended September 30, 2007 were $200.6 million compared to $184.3 million for the same period in 2006.  The $16.3 million increase was due to increased energy marketing net operating revenues and increased distribution net operating revenues. The increase in energy marketing net operating revenues was a result of storage asset optimization opportunities realized, as the energy marketing operations used contractual storage capacity to capture unusually high summer-to-winter price spreads which developed in the commodities market over recent periods. These price spreads were captured at a time of high volatility and the transactions settled during the current period. The increase in distribution net operating revenues was primarily the result of increased throughput from colder weather and increased customer usage in early 2007. These positive variances were partially offset by lower pipeline net operating revenues due to the recognition in 2006 of previously reserved revenues as a result of the Equitrans rate case settlement.

Operating expenses totaled $116.4 million for the nine months ended September 30, 2007 compared to $105.4 million for the nine months ended September 30, 2006.  The $11.0 million increase in operating expenses included $4.2 million of incremental expenses in connection with the planning for the pending acquisition of Peoples and Hope compared to the first nine months of 2006. The total 2007 year-to-date transition planning expenses associated with the pending acquisition were $10.5 million. The 2006 period also included a $2.4 million office consolidation impairment charge reversal and the recognition of $1.7 million of previously deferred operating expenses recognized in connection with the Equitrans rate case settlement. Excluding these items, operating expenses increased $6.1 million primarily related to increased general overhead, vehicle operating costs, costs incurred in connection with the pending holding company reorganization and other administrative costs. Partially offsetting these increases, bad debt expense decreased $1.5 million, resulting from the Company’s improved collection experience and regulatory and other assistance provided to assist low income customers.

Capital expenditures totaled $61.1 million for the nine months ended September 30, 2007 compared to $45.1 million for the nine months ended September 30, 2006.  The $16.0 million increase was primarily due to increased expenditures for transmission pipeline replacement.

OUTLOOK

Equitable Utilities is focused on obtaining the required regulatory approvals to close the acquisition of Peoples and Hope. Planning for the integration of Peoples and Hope into Equitable Resources continued at Equitable Utilities through the first nine months of 2007, although the activities slowed in the third quarter of 2007 pending the receipt of additional information regarding the open regulatory matters. Based on the work completed to date, the Company expects that the transition planning activities will continue at a rate comparable to the third quarter of 2007 until such time as additional clarity regarding the open regulatory matters is received. The Company has deferred certain costs in conjunction with the pending acquisition of Peoples and Hope. In the event that the acquisition does not close or the likelihood becomes remote, the Company will expense these deferred costs which may result in a charge of $10 million to $15 million.

Equitable Utilities is also focused on enhancing the value and growth potential of its existing regulated utility operations and on selectively expanding its natural gas storage and gathering businesses. Equitable Utilities was able to realize a significant increase in margins from energy marketing asset optimization opportunities during the first nine months of 2007, as per unit storage spreads were greater than those realized in the same period in 2006. Value from these assets is captured primarily in the winter months and may vary significantly from one year to the next due to changing commodity market conditions.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities totaled $341.9 million for the first nine months of 2007 and $549.6 million for the first nine months of 2006, a net decrease of $207.7 million in cash flows provided by operating activities between years. The decrease in cash flows provided by operating activities was attributable primarily to the following:

•                  a $324.9 million net decrease in cash inflows for margin deposit requirements on the Company’s natural gas hedge agreements. The Company’s margin deposits increased $7.3 million during the first nine months of 2007, compared to a decrease of $317.6 million in margin deposits during the first nine months of 2006. The net decrease in margin deposit requirements during the first nine months of 2006 resulted from the significant decrease in commodity price during that period from the abnormally high price levels experienced in late 2005;

•                  a smaller decrease in accounts receivable during the first nine months of 2007, primarily the result of significant decreases in commodity price during the first nine months of 2006;

partially offset by:

•                  a smaller decrease in accounts payable, primarily the result of a significant decrease in commodity price during the first nine months of 2006;

•                  a reduction in other current liabilities during the first nine months of 2006, as significant amounts were outstanding at December 31, 2005 for which payment was remitted early in the first quarter of 2006.

Investing Activities

Cash flows used in investing activities totaled $395.5 million for the first nine months of 2007 and $255.6 million for the first nine months of 2006, a net increase of $139.9 million in cash flows used in investing activities between years. The increase in cash flows used in investing activities was attributable primarily to the following:

•                  an increase in capital expenditures to $532.7 million in the first nine months of 2007 from $252.6 million in the first nine months of 2006, resulting primarily from more capital expended for Supply midstream infrastructure projects, including the construction of the Big Sandy Pipeline, and increased drilling and development in 2007;

partially offset by:

•                  proceeds received in the second quarter of 2007 from the sale of assets. A total of $95.0 million of the proceeds from the sale was initially placed into an escrow account. A portion of the restricted cash was utilized to acquire the working interests in the Roaring Fork Field, which is included in capital expenditures. See Notes K and L to the Company’s Condensed Consolidated Financial Statements.

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

Financing Activities

Cash flows provided by financing activities totaled $166.3 million for the first nine months of 2007 compared to cash flows used in financing activities of $368.9 million for the first nine months of 2006, a net increase of $535.2 million in cash flows provided by financing activities between years. The increase in cash flows provided by financing activities was primarily due to a $204.0 million increase in amounts borrowed under short-term loans in the first nine months of 2007 compared to a $310.7 million decrease in amounts borrowed under short-term loans in the first nine months of 2006. The increase in amounts borrowed under short-term loans in the first nine months of 2007 was for the purposes of funding capital expenditures and working capital requirements.

Due to the volatility in the short-term debt markets during the quarter, the Company determined that its lowest cost of short term borrowings would be obtained by utilizing its $1.5 billion revolving credit facility that backs the issuance of the Company’s commercial paper. The Company will continue to evaluate whether the commercial paper markets or direct loans under the revolving credit facility offer the lowest cost of short-term debt capital, and will obtain short-term funding to meet its liquidity needs from either source as needed. As of September 30, 2007, the Company had outstanding short-term loans under the revolving credit facility of $340.0 million and no commercial paper balances. In addition, as of September 30, 2007 the Company had cash and cash equivalents of $112.7 million and restricted cash of $68.3 million.

Short-term borrowings in the first nine months of 2006 were reduced primarily as the result of significantly decreased requirements for funding margin deposits on financial instruments. The increase in cash flows provided by financing activities was also due to cash received by the Company in the second quarter of 2007 under the demand note agreement with Nora Gathering LLC, as described in Note K to the Company’s Condensed Consolidated Financial Statements.

The Company believes that cash generated from operations, amounts available under its credit facilities and amounts which the Company could obtain in the debt and equity markets given its financial position, are adequate to meet the Company’s reasonably foreseeable operating and investing liquidity requirements. ..

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company. Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Rating Service	Senior Unsecured Debt	Commercial Paper
Moody’s Investors Service	A2	P-1
Standard & Poor’s Ratings Services	A-	A-2

In 2006, Standard & Poor’s Ratings Services placed the Company’s short and long-term credit ratings on CreditWatch with negative implications and Moody’s Investors Service placed the ratings under review for possible downgrade as a result of the Company’s announcement that it had entered into a definitive agreement to acquire Peoples and Hope from Dominion. The final ratings outcomes were expected to be determined after the requisite approvals were received and the acquisition financing plan had been reviewed by the ratings agencies. Given the unexpected length of time involved in the regulatory approval process and the growth of the Company's other businesses, the rating agencies have indicated that they may instead conclude their reviews at any time.

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. If the rating agencies downgrade the Company’s ratings, particularly below investment grade, it may significantly limit the Company’s access to the commercial paper and debt capital markets. In addition, the Company would likely incur increased margin deposit requirements with respect to its hedging instruments and the potential pool of investors and funding sources would decrease.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions. The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%. The calculation of this ratio excludes accumulated other comprehensive income (loss). During an acquisition period, which is defined as the period beginning with the funding of the purchase price for the stock of Peoples and Hope and ending on the first fiscal quarter end at least 365 days after the funding of such purchase price, the covenant is relaxed from 65% to 70%. As of September 30, 2007, the Company is in compliance with all existing debt provisions and covenants.

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

During the first nine months of 2007, the Company decreased its hedge position in connection with the closing of the purchase and sale transaction with PMOG as discussed in Note C. The approximate volumes and prices of the Company’s total hedge position for 2007 through 2009 are:

	2007**	2008	2009
Swaps
Total Volume (Bcf)	13	50	37
Average Price per Mcf (NYMEX)*	$4.72	$4.62	$5.91

Collars
Total Volume (Bcf)	3	10	10
Average Floor Price per Mcf (NYMEX)*	$7.61	$7.61	$7.61
Average Cap Price per Mcf (NYMEX)*	$11.27	$11.27	$11.27

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**October through December

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

The Company recorded the following incentive compensation expense for the periods indicated below:

	Nine Months Ended September 30,
	2007	2006
	(Millions)
Short-term incentive compensation expense	$10.7	$9.1
Long-term incentive compensation expense	59.0	19.4
Total incentive compensation expense	$69.7	$28.5

The long-term incentive compensation expenses are primarily associated with the 2005 Executive Performance Incentive Program (2005 Program). The vesting of the awards granted under the 2005 Program will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital, during the four year performance period ending December 31, 2008. Payment of awards is expected to be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2008. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards based on the Company’s stock price at the end of each reporting period. In the first nine months of 2007, the Company increased its assumptions for both the payout multiple and ultimate share price at the vesting date (December 31, 2008) based on a review of the Company’s performance relative to its peer group under the 2005 Program as well as the significant appreciation in the Company’s stock price during the period. As a result, the Company recognized an additional $38.7 million of long-term incentive expenses associated with the 2005 Program in the first nine months of 2007. The Company currently forecasts fiscal year 2007 total incentive compensation expense of approximately $84 million, including expense of $64 million for the 2005 Program.

Dividend

On October 17, 2007, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share payable December 1, 2007, to shareholders of record on November 9, 2007.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2006 contained in the Company’s Annual Report on Form 10-K. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2007 included in this Form 10-Q. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

For the derivative commodity instruments used to hedge the Company’s forecasted production, the Company sets policy limits relative to the expected production and sales levels, which are exposed to price risk. For the derivative commodity instruments used to hedge forecasted natural gas purchases and sales, which are exposed to price risk, the Company sets limits related to acceptable exposure levels. The financial instruments currently utilized by the Company include futures contracts, swap agreements and collar agreements, which may require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity. The Company also considers options and other contractual agreements in determining its commodity hedging strategy. Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted. In general, the Company’s strategy is to hedge production at prices considered to be favorable to the Company and to limit price volatility exposure of forecasted natural gas sales and purchases to an acceptable level to the Company. The Company attempts to take advantage of price fluctuations by hedging more aggressively when market prices move above historical averages and by taking more price risk when prices are significantly below these levels. The goal of these actions is to earn a return above the cost of capital and to lower the cost of capital by reducing cash flow volatility. To the extent that the Company has hedged its production at prices below the current market price, the Company is unable to benefit fully from increases in the price of natural gas.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of September 30, 2007, the Company hedged portions of expected equity production through 2013 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 265.1 Bcf of natural gas. See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion. A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2007 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $196 million. A hypothetical increase of 10% in the market price of natural gas from the September 30, 2007 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately the same amount.

With respect to the derivative commodity instruments held by the Company for trading purposes as of September 30, 2007, an increase or decrease of 10% in the market price of natural gas from the September 30, 2007 levels would not have a significant impact on the fair value.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2007. The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The complaint charged that the acquisition agreement violates Section 5 of the Federal Trade Commission Act, as amended, 15 U.S.C. § 45 (which prohibits unfair methods of competition in or affecting commerce), and that the acquisition, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 (which prohibits conduct which substantially lessens competition and/or tends to create a monopoly in a relevant market), and Section 5 of the Federal Trade Commission Act. The relief sought by the FTC in the complaint includes, among other things, (i) an order preventing the Company from acquiring The Peoples Natural Gas Company, (ii) a prohibition against any transaction between the Company and Dominion that combines their operations in the relevant markets except as may be approved by the FTC, and (iii) any other relief appropriate to correct the anticompetitive effects of the transaction or to restore The Peoples Natural Gas Company as a viable, independent competitor in the relevant market. On May 24, 2007, the FTC stayed discovery in this matter until further notice. The Company believes that the FTC’s complaint is without merit and vigorously opposes the FTC’s charges.

Federal Trade Commission v. Equitable Resources, Inc. et al, United States Court of Appeals for the Third Circuit

On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the Company’s proposed acquisition of The Peoples Natural Gas Company from Dominion. Each of the Company, Dominion and The Peoples Natural Gas Company are named as defendants in the complaint. The relief sought by the FTC in the complaint was an injunction to maintain the status quo during the pendency of the administrative proceeding described above. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction on the basis that the state action immunity doctrine barred the FTC’s claim.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit. On June 1, 2007, the Third Circuit issued an order enjoining the transaction pending further order of the Third Circuit. The FTC’s appeal to the Third Circuit is currently in the briefing phase. Oral argument was held on October 3, 2007. The Pennsylvania Attorney General has filed an amicus brief arguing that the state action immunity doctrine does not apply, which is contrary to the Company’s position. The Pennsylvania Public Utility Commission has filed an amicus brief supporting the Company’s position. The Company believes that the FTC’s complaint is without merit and vigorously opposes the FTC’s position in this case.

Kay Company, LLC et al v. Equitable Production Company et al, U.S. District Court, Southern District of West Virginia

On September 13, 2006, several royalty owners who have entered into leases with Equitable Production Company, a subsidiary of the Company, filed a gas royalty action in the Circuit Court of Roane County, West Virginia. The suit was served on July 31, 2006 and alleges that Equitable Production Company has failed to pay royalties on the fair value of the gas produced and marketed from the leases and has taken improper post-production deductions from the royalties paid. It seeks class certification, compensatory and punitive damages, an accounting, and other relief based on alleged breach of contract, breach of fiduciary duty and fraudulent concealment. Equitable Production Company removed the suit to the U.S. District Court for the Southern District of West Virginia on August 7, 2006. The plaintiffs have filed an amended complaint naming the Company as an additional defendant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended September 30, 2007.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

July 2007 (July 1 – July 31)	868	$50.28	—	8,385,400

August 2007 (August 1 – August 31)	2,392	$49.98	—	8,385,400

September 2007 (September 1 – September 30)	852	$51.18	—	8,385,400

Total	4,112		—

(a)

Includes 1,544 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 2,568 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)

Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

Item 6. Exhibits

3.1                                       Equitable Resources, Inc. Amended and Restated By-Laws (Amended through October 17, 2007)

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: October 25, 2007

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

3.1	Equitable Resources, Inc. Amended and Restated By-Laws (Amended through October 17, 2007)	Filed as Exhibit 3.1 to Form 8-K filed on October 22, 2007

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32