Form 10-Q
period 2008-03-31
EQUITABLE RESOURCES INC /PA/
filed 2008-05-01
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008

Common stock, no par value	122,243,139 shares

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Thousands, except per share amounts)
Operating revenues	$535,774	$456,546
Cost of sales	271,178	220,012
Net operating revenues	264,596	236,534

Operating expenses:
Operation and maintenance	25,592	27,444
Production	16,520	16,230
Exploration	555	282
Selling, general and administrative	71,741	66,297
Depreciation, depletion and amortization	30,765	27,427
Total operating expenses	145,173	137,680

Operating income	119,423	98,854

Gain on sale of available-for-sale securities	–	1,042

Other income	3,524	831

Equity in earnings of nonconsolidated investments	1,294	109

Interest expense	13,653	13,111

Income before income taxes	110,588	87,725
Income taxes	40,068	31,107
Net income	$70,520	$56,618

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	121,891	121,217
Net income	$0.58	$0.47
Diluted:
Weighted average common shares outstanding	122,927	122,757
Net income	$0.57	$0.46
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income	$70,520	$56,618
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	2,490	450
Depreciation, depletion, and amortization	30,765	27,427
Gain on sale of available-for-sale securities	–	(1,042)
Other income	(3,524)	(831)
Equity in earnings of nonconsolidated investments	(1,294)	(109)
Deferred income taxes	48,507	1,007
Excess tax benefits from share-based payment arrangements	(708)	(3,631)
Decrease in inventory	139,037	119,306
Increase in accounts receivable and unbilled revenues	(68,106)	(24,922)
Increase in margin deposits	(72,116)	(12,031)
Decrease in accounts payable	(17,063)	(12,511)
Change in derivative instruments at fair value, net	14,808	39,727
Changes in other assets and liabilities	(37,283)	36,012
Net cash provided by operating activities	106,033	225,470

Cash flows from investing activities:
Capital expenditures	(200,014)	(156,839)
Proceeds from sale of available-for-sale securities	–	7,295
Investment in available-for-sale securities	(3,000)	(9,709)
Net cash used in investing activities	(203,014)	(159,253)

Cash flows from financing activities:
Dividends paid	(26,889)	(26,765)
Proceeds from issuance of long-term debt	500,000	–
Debt issuance costs	(6,645)	–
Decrease in short-term loans	(438,000)	(44,500)
Decrease in note payable to Nora Gathering, LLC	(14,379)	–
Proceeds from exercises under employee compensation plans	475	1,417
Excess tax benefits from share-based payment arrangements	708	3,631
Net cash provided by (used in) financing activities	15,270	(66,217)

Net decrease in cash and cash equivalents	(81,711)	–
Cash and cash equivalents at beginning of period	81,711	–
Cash and cash equivalents at end of period	$–	$–

Cash paid during the period for:
Interest, net of amount capitalized	$12,765	$13,516
Income taxes, net of refund	$6,855	$105

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$–	$81,711
Accounts receivable (less accumulated provision for doubtful accounts: March 31, 2008, $26,748; December 31, 2007, $19,829)	268,285	188,561
Unbilled revenues	34,636	48,744
Margin deposits with financial institutions	78,046	5,930
Inventory	144,448	283,485
Derivative instruments, at fair value	4,965	37,143
Prepaid expenses and other	135,158	96,673
Total current assets	665,538	742,247

Equity in nonconsolidated investments	136,501	135,366

Property, plant and equipment	4,406,597	4,207,402
Less: accumulated depreciation and depletion	1,314,518	1,287,911
Net property, plant and equipment	3,092,079	2,919,491

Investments, available-for-sale	35,796	35,675
Other assets	115,185	104,192
Total assets	$4,045,099	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	$12,000	$450,000
Note payable to Nora Gathering, LLC	14,950	29,329
Accounts payable	262,194	279,257
Derivative instruments, at fair value	672,101	516,626
Other current liabilities	244,053	244,096
Total current liabilities	1,205,298	1,519,308

Long-term debt	1,253,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	380,881	400,465
Unrecognized tax benefits	53,804	50,845
Pension and other post-retirement benefits	40,466	41,768
Other credits	76,311	73,613
Total other non-current liabilities	551,462	566,691
Total liabilities	3,010,260	2,839,499

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: March 31, 2008 and December 31, 2007, 149,008	385,619	382,191
Treasury stock, shares at cost: March 31, 2008, 26,762; December 31, 2007, 26,853 (net of shares and cost held in trust for deferred compensation of 181, $3,109 and 180, $3,085)	(483,421)	(485,051)
Retained earnings	1,553,227	1,509,596
Accumulated other comprehensive loss	(420,586)	(309,264)
Total common stockholders’ equity	1,034,839	1,097,472
Total liabilities and stockholders’ equity	$4,045,099	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In this Form 10-Q, references to “we,” “us,” “our,” “Equitable,” “Equitable Resources,” and the “Company” refer collectively to Equitable Resources, Inc. and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of March 31, 2008, and the results of its operations and cash flows for the three month periods ended March 31, 2008 and 2007.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2007, the Current Report on Form 8-K filed March 7, 2008 that recast the historical business segment information contained in the Company’s Annual Report on Form 10-K to reflect a change in organizational structure and segment reporting effective for 2008, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

In January 2008, the Company announced a change in organizational structure and several changes to executive management of the Company to better align the Company to execute its growth strategy for development and infrastructure expansion in the Appalachian Basin.  These changes resulted in changes to the Company’s reporting segments effective for fiscal year 2008.

The Company reports its operations in three segments, which reflect its lines of business.  The Equitable Production segment includes the Company’s exploration for, and development and production of, natural gas, and a limited amount of crude oil, in the Appalachian Basin.  Equitable Midstream’s operations include the natural gas gathering, processing, transportation and storage activities of the Company as well as sales of natural gas liquids (NGL).  Equitable Distribution’s operations primarily comprise the state-regulated distribution activities of the Company.

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

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Thousands)
Revenues from external customers:
Equitable Production	$105,077	$87,978
Equitable Midstream	221,325	170,287
Equitable Distribution	255,962	251,381
Less: intersegment revenues (a)	(46,590)	(53,100)
Total	$535,774	$456,546
Total operating expenses:
Equitable Production	$44,745	$49,217
Equitable Midstream	32,599	31,473
Equitable Distribution	28,116	31,765
Unallocated expenses (b)	39,713	25,225
Total	$145,173	$137,680
Operating income:
Equitable Production	$60,332	$38,761
Equitable Midstream	60,854	51,641
Equitable Distribution	37,950	33,677
Unallocated expenses (b)	(39,713)	(25,225)
Total	$119,423	$98,854

Reconciliation of operating income to net income:

Other income:
Equitable Midstream	$3,383	$763
Equitable Distribution	141	68
Total	$3,524	$831

Equity in earnings of nonconsolidated investments:
Equitable Production	$93	$73
Equitable Midstream	1,155	–
Unallocated	46	36
Total	$1,294	$109

Gain on sale of available-for-sale securities	–	1,042
Interest expense	13,653	13,111
Income taxes	40,068	31,107
Net income	$70,520	$56,618

	March 31,	December 31,
	2008	2007
	(Thousands)
Segment Assets:
Equitable Production	$1,785,969	$1,614,787
Equitable Midstream	1,259,813	1,232,348
Equitable Distribution	897,783	906,113
Total operating segments	3,943,565	3,753,248
Headquarters assets, including cash and short-term investments	101,534	183,723
Total assets	$4,045,099	$3,936,971

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Thousands)
Depreciation, depletion and amortization:
Equitable Production	$18,121	$15,293
Equitable Midstream	7,218	6,875
Equitable Distribution	5,053	4,953
Other	373	306
Total	$30,765	$27,427

Expenditures for segment assets:
Equitable Production	$96,463	$56,765
Equitable Midstream	95,565	88,168
Equitable Distribution	7,605	11,820
Other	381	86
Total	$200,014	$156,839

(a)          Intersegment revenues primarily represent natural gas sales from Equitable Production to Equitable Midstream and transportation activities between Equitable Midstream and Equitable Distribution.

(b)         Unallocated expenses primarily consist of incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s overall objective in its hedging program is to ensure an adequate level of return for the increased well development and infrastructure investments at Equitable Production and Equitable Midstream.  The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Exchange-traded instruments are generally settled with offsetting positions.  Over the counter (OTC) arrangements require settlement in cash.

The fair value of the Company’s derivative commodity instruments classified as cash flow hedges under Statements of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) is presented below:

	As of
	March 31, 2008	December 31, 2007
	(Thousands)
Asset	$4,965	$34,921
Liability	(650,783)	(489,227)
Net liability	$(645,818)	$(454,306)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net fair value of derivative instruments changed during the first quarter of 2008 primarily as a result of an increase in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 285.1 Bcf and 287.3 Bcf as of March 31, 2008 and December 31, 2007, respectively, and primarily related to natural gas swaps.  The open positions at March 31, 2008 had maturities extending through December 2013.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company deferred net losses of $396.0 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of March 31, 2008 and December 31, 2007, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $201.0 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of March 31, 2008 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges increased earnings by approximately $1.0 million for the three month period ended March 31, 2008 and decreased earnings by approximately $0.7 million for the three month period ended March 31, 2007.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company had an immaterial amount of derivative commodity instruments held for trading purposes as of March 31, 2008 and December 31, 2007.

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora area.  As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was a $16.2 million liability at March 31, 2008.  In addition, the fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $5.1 million liability at March 31, 2008.  The Company does not treat these derivatives as hedging instruments under SFAS No. 133.  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $71.5 million in its Condensed Consolidated Balance Sheet as of March 31, 2008.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits in the amount of $6.5 million in its Condensed Consolidated Balance Sheet as of March 31, 2008.

D.        Investments, Available-For-Sale

As of March 31, 2008, the investments classified by the Company as available-for-sale consist of approximately $35.8 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  During the three months ended March 31, 2008, the Company purchased additional equity and bond funds with a cost basis totaling $3.0 million.  Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.

During the three months ended March 31, 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity funds with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million.  The Company used the proceeds from these sales and other available cash to purchase other equity and bond funds with a cost basis totaling $9.7 million during the three months ended March 31, 2007.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.         Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157) which established a framework for measuring fair value in accordance with generally accepted accounting principles and expanded disclosures about fair value measurements.  The Company adopted the provisions of SFAS No. 157 on January 1, 2008.

The Company has an established process for determining fair value.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs, market-based parameters, including but not limited to forward curves, discount rates, broker quotes and volatilities.  The adoption of SFAS No. 157 required the Company to incorporate nonperformance risk into its models.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  As a result of the implementation of SFAS No. 157, the Company recorded a gain in accumulated other comprehensive income of $7.8 million.

In accordance with SFAS No. 157, the Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Financial instruments included in Level 1 include the Company’s futures contracts and available-for-sale investments, while instruments included in Level 2 include the majority of the Company’s swap agreements, and instruments included in Level 3 include the Company’s collar agreements and a portion of the Company’s swap agreements.  The fair value of financial instruments included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Financial instruments included in Level 3 represent approximately 3% of the total net derivative instruments, at fair value.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$35,796	$35,796	$–	$–
Derivative instruments, at fair value	4,965	2,960	610	1,395
Total assets	$40,761	$38,756	$610	$1,395

Liabilities
Derivative instruments, at fair value	$(672,101)	$(17,690)	$(632,321)	$(22,090)
Total liabilities	$(672,101)	$(17,690)	$(632,321)	$(22,090)

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2008	$(2,387)
Total gains or losses:
Included in earnings	1,676
Included in other comprehensive income	(22,606)
Purchases, issuances, and settlements	2,622
Transfers in and/or out of Level 3	–
Balance at March 31, 2008	$(20,695)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2008	$(178)

Gains and losses included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.

F.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands)
Net income	$70,520	$56,618
Other comprehensive (loss) income:
Net change in cash flow hedges	(117,633)	(92,504)
Unrealized loss on investments, available-for-sale	(1,910)	(464)
Pension and other post-retirement benefit plans:
Prior service cost	(71)	(104)
Net loss	395	562
Settlement loss	75	79
Total comprehensive loss	$(48,624)	$(35,813)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31,	December 31,
	2008	2007
	(Thousands)
Net unrealized loss from hedging transactions (a)	$(396,587)	$(286,776)
Unrealized gain on available-for-sale securities	1,962	3,872
Pension and other post-retirement benefits adjustment	(25,961)	(26,360)
Accumulated other comprehensive loss	$(420,586)	$(309,264)

(a) – includes $7.8 million gain recorded in the first quarter of 2008 related to the adoption of SFAS No. 157.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.            Share-Based Compensation

The Company accounts for its share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended March 31,
	2008	2007
	(Thousands)
2005 Executive Performance Incentive Program	$42,548	$25,549
2007 Supply Long-Term Incentive Program	488	–
Restricted stock awards	983	887
Nonqualified stock options	–	183
Non-employee directors’ share-based awards	549	525
Total share-based compensation expense	$44,568	$27,144

2005 Executive Performance Incentive Program

The vesting of the awards granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period ending December 31, 2008. Payment of awards is expected to be made in cash and stock based on the price of the Company’s common stock at the end of the performance period, December 31, 2008. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period. The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2005 Program.  The Company evaluated its assumptions during the first quarter of 2008 and increased its assumptions for both the ultimate share price and the payout multiple at the end of the performance period to $70.00 and 250% of the units awarded, respectively. As a result, the Company recognized an increase in long-term incentive plan expense of approximately $31 million associated with the 2005 Program.  The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income. A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes. See Note B. The Company has recorded a total accrual for the 2005 Program of $149.6 million in other current liabilities in its Condensed Consolidated Balance Sheet as of March 31, 2008.

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the Equitable Production and Equitable Midstream segments. Awards granted may be earned by achieving pre-determined total sales volumes targets and by satisfying certain applicable employment requirements. The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels. Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010. The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period. The Company evaluated its assumptions during the first quarter of 2008 and increased its assumption for the ultimate share price at the vesting date for the 2007 Supply Program to $78.00. The Company maintained its assumption for the payout multiple at 100% of the units awarded. Total compensation cost recorded for the 2007 Supply Program was $1.1 million for the three months ended March 31, 2008, which included $0.6 million of cost capitalized as part of oil and gas-producing properties and $0.5 million recorded as expense in the Company’s Statement of Consolidated Income.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Awards

The Company granted 81,820 and 68,330 restricted stock awards during the three months ended March 31, 2008 and 2007, respectively, to key employees of the Company. The shares granted will be fully vested at the end of the three-year period commencing with the date of grant. The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $60.28 and $43.62, for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was $8.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of approximately 26 months.

Non-Qualified Stock Options

No stock options were granted during the three months ended March 31, 2008. The Company granted 17,866 stock options during the three months ended March 31, 2007, all of which comprised options granted for reload rights associated with previously-awarded options, at a weighted average grant date fair value of $10.24.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the three month period ended March 31, 2007.

Risk-free interest rate (range)	4.66% to 4.73%
Dividend yield	2.29%
Volatility factor	.212
Expected term	3-6 years

As of March 31, 2008, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

As of March 31, 2008, 101,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan. No options were granted to non-employee directors during the three month periods ended March 31, 2008 and 2007.

Nonemployee Directors’ Share-Based Awards

The Company has historically granted to non-employee directors share-based awards which vested upon award. The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors. The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period. A total of 88,530 non-employee director share-based awards were outstanding as of March 31, 2008. No share-based awards were granted to non-employee directors during the three month periods ended March 31, 2008 and 2007.

H.            Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations.

On March 31, 2008, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that contemplates a reduction of West Virginia’s corporate net income tax rate over the next six years. As a result of this law change, the Company recorded a tax benefit of $4.6 million to reflect an overall decrease in the Company’s expected deferred tax liability as of the effective date of each respective income tax rate reduction. This benefit is included in the annual income tax expense and the entire amount is reflected in the first quarter of 2008.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s effective income tax rate for the three months ending March 31, 2008 is 36.2%. The Company currently estimates the annual effective income tax rate to be approximately 38.6%. The estimated annual effective income tax rate as of March 31, 2007 was 35.5%.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the three months ended March 31, 2008.

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

The IRS has surveyed the 2001 and 2002 federal income tax filings and is currently reviewing the research and experimentation tax credits claimed for such years.  During the second quarter of 2007, the IRS began an examination of the Company’s federal income tax filings for 2003 through 2005.  The Company believes that it is appropriately reserved for any uncertain tax positions related to these periods.

The Company is also subject to various routine state income tax examinations. The Company mainly operates in four states which have statutes of limitations that expire between three to four years from the date of filing of the income tax return.

I.              Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2008	2007	2008	2007
	(Thousands )
Components of net periodic benefit cost
Service cost	$44	$63	$110	$123
Interest cost	1,080	1,093	610	636
Expected return on plan assets	(1,333)	(1,403)	–	–
Amortization of prior service cost	29	41	(226)	(215)
Recognized net actuarial loss	312	363	511	574
Settlement loss	126	433	–	–
Net periodic benefit cost	$258	$590	$1,005	$1,118

J.             Recently Issued Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

K.            Other Events

On March 13, 2008, the Company completed a public offering of $500.0 million in aggregate principal amount of 6.50% Senior Notes (Senior Notes) due April 1, 2018. The proceeds from the offering were used to repay $438.0 million of short-term notes under the Company’s revolving credit facility. The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets.

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production and sales volumes, reserves, capital expenditures, financing requirements, hedging strategy, tax position, and the move to a holding company structure. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended March 31, 2008

vs. Three Months Ended March 31, 2007

Equitable Resources’ consolidated net income for the three months ended March 31, 2008 totaled $70.5 million, or $0.57 per diluted share, compared to $56.6 million, or $0.46 per diluted share, reported for the same period a year ago. At Equitable Production, operating revenues increased due to an increase in the average well-head sales price and an increase in sales volumes. At Equitable Midstream, transmission and storage net operating revenues increased due to increased commercial storage activity and higher seasonal price spreads, while gathering and processing net operating revenues primarily increased due to higher natural gas liquids (NGL) sales prices. At Equitable Distribution, net operating revenues increased slightly between years, while operating expenses decreased primarily due to $4.9 million of transition expenses incurred in the first quarter of 2007 for the now terminated agreement to acquire The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope).

These positive effects on net income were partially offset by a $17.5 million increase in shared-based compensation expense and higher depletion, depreciation and amortization, primarily at Equitable Production.

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE PRODUCTION

OVERVIEW

Equitable Production continued to focus on organic production through its drilling program. The Company drilled 139 gross (105 net) wells in the first quarter of 2008, including 66 horizontal shale wells and 3 horizontal Berea wells, compared to 110 gross (83 net) wells in the first quarter of 2007 which included 7 horizontal shale wells.

Equitable Production’s operating revenues for the first quarter increased 19% from 2007 to 2008. The average well-head sales price increased 18% due to a 19% increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price compared to 2007. Sales volumes increased 9% from 2007 to 2008 excluding volumes from properties sold during 2007. The increase was primarily the result of increased production from the 2007 drilling program partially offset by the normal production decline in the Company’s existing wells.

Operating expenses at Equitable Production decreased 9% primarily due to certain 2007 non-recurring charges for legal disputes offset by higher depreciation, depletion and amortization expenses in 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE PRODUCTION

	Three Months Ended
	March 31,

	2008	2007	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	21,021	20,416	3.0
Company usage, line loss (MMcfe)	(1,306)	(1,078)	21.2
Total sales volumes (MMcfe)	19,715	19,338	1.9

Average (well-head) sales price ($/Mcfe)	$5.21	$4.42	17.9

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.28	$0.32	(12.5)
Production taxes ($/Mcfe)	$0.49	$0.47	4.3
Production depletion ($/Mcfe)	$0.81	$0.70	15.7

Production depletion	$17,091	$14,332	19.3
Other depreciation, depletion and amortization (DD&A)	1,030	961	7.2
Total DD&A	$18,121	$15,293	18.5

Capital expenditures (thousands)	$96,463	$56,765	69.9

FINANCIAL DATA (Thousands)

Total operating revenues	$105,077	$87,978	19.4

Operating expenses:
LOE, excluding production taxes	5,962	6,533	(8.7)
Production taxes	10,223	9,573	6.8
Exploration expense	555	282	96.8
Selling, general and administrative (SG&A)	9,884	17,536	(43.6)
DD&A	18,121	15,293	18.5
Total operating expenses	44,745	49,217	(9.1)
Operating income	$60,332	$38,761	55.7

Three Months Ended March 31, 2008

vs. Three Months Ended March 31, 2007

Equitable Production’s operating income totaled $60.3 million for the three months ended March 31, 2008 compared to $38.8 million for the three months ended March 31, 2007. The $21.5 million increase in operating income was primarily the result of an increase in the average well-head sales price and the establishment in 2007 of reserves in connection with legal disputes.

Total operating revenues were $105.1 million for the three months ended March 31, 2008 compared to $88.0 million for the three months ended March 31, 2007. The $17.1 million increase in total operating revenues was primarily due to an 18% increase in the average well-head sales price and a 9% increase in production sales volumes, excluding volumes from properties sold during 2007. The $0.79 per Mcfe increase in the average well-head sales price was primarily attributable to a $1.26 increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price. The increase in production sales volumes was primarily the result of increased production from the 2007 drilling program, partially offset by the normal production decline in the Company’s wells and the sale of interests in certain properties in the Nora area.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $44.7 million for the three months ended March 31, 2008 compared to $49.2 million for the three months ended March 31, 2007. The decrease in SG&A was primarily due to 2007 reserves for certain West Virginia legal disputes and a decrease in 2008 in other legal fees, settlements and expenses, partially offset by higher overhead costs associated with the growth of the Company and incentive plan expenses, as well as adjustments to the allowance for doubtful accounts due to increased sales. The increase in production taxes is due to increased severance taxes partially offset by a decrease in property taxes. The increase in severance taxes (a production tax directly imposed on the value of the gas extracted) was primarily due to higher gas commodity prices. The decrease in property taxes was a direct result of lower prices in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on historical gas commodity prices and sales volumes. The increase in DD&A was primarily due to increased depletion expense resulting from increases in the unit rate ($2.4 million) and volume ($0.4 million). The $0.11 increase in the depletion rate is primarily attributable to the increased investment in oil and gas producing properties.

Capital expenditures totaled $96.5 million for the three months ended March 31, 2008 compared to $56.8 million for the three months ended March 31, 2007. The $39.7 million increase was primarily due to drilling additional horizontal wells in Kentucky, West Virginia and Pennsylvania.

OUTLOOK

Equitable Production’s business strategy is focused on organic growth of the Company’s natural gas reserves. Key elements of Equitable Production’s strategy include:

•                 Expanding reserves and production through horizontal drilling in Kentucky and West Virginia. The Company’s capital commitments budget for 2008 includes $536 million for well development. Through this capital program the Company will seek to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential. A substantial portion of the Company’s 2008 drilling efforts will be focused on drilling horizontal wells in shale formations in Kentucky and West Virginia. The Company estimates that more than 300 horizontal wells will be drilled in 2008.

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE MIDSTREAM

OVERVIEW

Equitable Midstream’s first quarter net operating revenues increased by 12% from 2007 to 2008. This increase was primarily due to higher average NGL sales prices in the gathering and processing business and favorable storage asset optimization in the transmission and storage business. The storage revenues are primarily driven by the increased optimization of the Company’s contractual and physical gas storage assets which allow the segment to purchase gas and store it in lower price markets and simultaneously enter into contracts to sell it later at higher prices, taking advantage of seasonal gas price spreads. Those spreads were wider for transactions settled in the first quarter of 2008 than they were for contracts which settled in the first quarter of 2007. Increases in net operating revenues were partially offset by an increase in SG&A expenses.

During May 2007, the Equitable Midstream segment contributed certain Nora area gathering facilities and pipelines to Nora Gathering, LLC, a newly formed entity that is equally owned by the Company and Pine Mountain Oil and Gas, Inc., in exchange for a 50% equity interest in the LLC and cash. As a result of the gathering asset contribution, gathered volumes, gathering revenues and gathering-related expenses related to the Nora area gathering activities which are included in the first quarter of 2007 results are not included in Equitable Midstream’s operating results for the first quarter of 2008. However, Equitable Midstream records its 50% equity interest in the earnings of Nora Gathering, LLC in equity in earnings of nonconsolidated investments.

In 2006, Equitrans entered into a rate case settlement with the Federal Energy Regulatory Commission (FERC) that allows Equitrans, among other things, to institute an annual surcharge for the tracking and recovery of all costs (operations, maintenance and return on invested capital) incurred on and after September 1, 2005, related to Equitrans’ Pipeline Safety Program under the Pipeline Safety Improvement Act of 2002. On March 29, 2007, the Company received approval, subject to refund, to institute the surcharge, and on April 1, 2007, the Company commenced billing the surcharge. On November 26, 2007, FERC removed the refund condition and approved the surcharge effective April 1, 2007. Filings to modify the surcharge must be made on or before March 1 of each year for approval by the FERC. On February 29, 2008, the Company filed to increase its existing Pipeline Safety Surcharge. On March 27, 2008, the Company received an Interim Order from FERC granting approval, subject to refund, to institute the increased surcharge effective April 1, 2008. The Company anticipates continuing to utilize the surcharge mechanism in future years to recover costs incurred in connection with its Pipeline Safety Program.

On March 17, 2008, the Company filed a motion with FERC requesting an extension of the March 31, 2008 deadline to complete and place into service the Big Sandy Pipeline. The Company received approval of this extension on March 24, 2008. Big Sandy was placed into service, and commissioning and start-up are currently underway.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE MIDSTREAM

	Three Months Ended
	March 31,

	2008	2007	%
OPERATIONAL DATA

Gathering and processing:
Gathered volumes (MMBtu)	33,837	41,293	(18.1)
Average gathering fee ($/MBtu)	$0.98	$0.84	16.7
Gathering and compression expense ($/MBtu)	$0.34	$0.33	3.0
NGLs sold (Mgal) (a)	18,393	18,630	(1.3)
Average NGL sales price ($/gal)	$1.37	$0.92	48.9

Transmission and storage:
Transmission pipeline throughput (MMBtu)	14,760	12,288	20.1

Net operating revenues (thousands):
Gathering and processing	$44,783	$39,749	12.7
Transmission and storage	48,670	43,365	12.2
Total net operating revenues	$93,453	$83,114	12.4

Net operating income (thousands):
Gathering and processing	$22,122	$16,758	32.0
Transmission and storage	38,732	34,883	11.0
Total net operating income	$60,854	$51,641	17.8

DD&A (thousands):
Gathering and processing	$5,528	$5,060	9.2
Transmission and storage	1,690	1,815	(6.9)
Total DD&A	$7,218	$6,875	5.0

Capital expenditures (thousands)	$95,565	$88,168	8.4

FINANCIAL DATA (Thousands)

Total operating revenues	$221,325	$170,287	30.0
Purchased gas costs	127,872	87,173	46.7
Total net operating revenues	$93,453	$83,114	12.4

Operating expenses:
Operating and maintenance (O&M)	15,265	16,887	(9.6)
SG&A	10,116	7,711	31.2
DD&A	7,218	6,875	5.0
Total operating expenses	32,599	31,473	3.6
Operating income	$60,854	$51,641	17.8

Other income	$3,383	$763	343.4
Equity in earnings of nonconsolidated investments	$1,155	$–	100.0

(a)   NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2008

vs. Three Months Ended March 31, 2007

Equitable Midstream’s operating income totaled $60.9 million for the three months ended March 31, 2008 compared to $51.6 million for the three months ended March 31, 2007, an increase of approximately $9.3 million between years. An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $93.5 million for the three months ended March 31, 2008 compared to $83.1 million for the three months ended March 31, 2007. The $10.4 million increase in total net operating revenues was due to a $5.3 million increase in transmission and storage net operating revenues and a $5.1 million increase in gathering and processing net operating revenues. The increase in transmission and storage net operating revenues was due to increased commercial storage activity and higher seasonal price spreads in the contracts settled in the first quarter of 2008 compared to the first quarter of 2007. The first quarter of 2008 transmission net revenues were also increased from prior year due to the Pipeline Safety surcharge that was formally approved in November 2007. Transmission throughput increased in the first quarter of 2008 compared to prior year as a result of increased affiliated short-term storage-related volumes, as well as increased third party firm transportation. These volume increases had little impact on net revenues in 2008. The increase in gathering and processing net operating revenues was due to a 49% higher sales price for NGL products and a 17% increase in the average gathering fee, partially offset by an 18% decline in gathered volumes. Commodity market prices for propane and other NGLs increased significantly in the first quarter of 2008 compared to the same period of 2007. The increase in average gathering fee is reflective of the Company’s commitment to ensuring that this fee is sufficient to cover increasing operating costs. The decrease in gathered volumes reported is primarily the result of a reduction in volumes gathered for Equitable Production due to the 2007 contribution of gathering facilities and pipelines to Nora Gathering, LLC, as well as higher third party customer volume shut-ins in 2008, partially offset by increased Company production.

Total operating revenues increased by $51.0 million, or 30%, primarily as a result of increased commercial activities related to contractual transmission and storage assets, as well as the increase in processing revenues related to higher sales prices for NGL products. Total purchased gas costs increased due to the increased contractual transmission and storage activities.

Operating expenses totaled $32.6 million for the three months ended March 31, 2008 compared to $31.5 million for the three months ended March 31, 2007. The $1.1 million increase in operating expenses was due to increases of $2.4 million in SG&A and $0.3 million in DD&A, partially offset by a decrease of $1.6 million in O&M. The increase in SG&A is primarily due to higher overhead costs associated with the growth of the Company and higher labor costs including higher incentive compensation costs due to growth in the Midstream business, partially offset by decreased SG&A for the gathering assets contributed to Nora Gathering, LLC. The increase in DD&A was primarily due to the increased investment in gathering and processing infrastructure during 2008, partially offset by decreased depreciation relating to the gathering asset contribution to Nora Gathering, LLC. The decrease in O&M resulted mainly from the gathering asset contribution to Nora Gathering, LLC partially offset by increased electricity charges for the gathering and processing business due to new compressors and processing facilities.

Other income represents allowance for equity funds used during construction. The $2.6 million increase from the first quarter of 2007 to the first quarter of 2008 was primarily the result of increased capital spending for the Big Sandy Pipeline as well as spending on regulated pipeline safety and integrity projects.

Equity in earnings of nonconsolidated investments totaled $1.2 million for the three months ended March 31, 2008 and related to equity earnings recorded for Equitable Midstream’s investment in Nora Gathering, LLC.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

Equitable Midstream’s business strategy is focused on growing through expansion of its midstream infrastructure in the Appalachian Basin. The most significant challenge continuing to face the Company and the Appalachian Basin in general relates to the availability of pipeline infrastructure required to get the gas to market. As the Company’s Equitable Production business and other producers continue to expand the development of their reserves, the need for such infrastructure becomes more vital.

•

Investing in midstream transportation, gathering and processing in the Appalachian Basin. The Company’s investment in midstream infrastructure is focused on its transportation, gathering and processing capacity including completion of the Langley processing facility. Infrastructure investment will help mitigate curtailments and increase the flexibility and reliability of the Company’s gathering systems in transporting gas to market. The Company has adopted a “pipe-driven” business model whereby production growth is expected to occur in conjunction with the completion of a series of pipeline and compression projects known as “corridors.” Each corridor will radiate out from a central processing facility, such as the Company’s Langley facility, which will then connect to larger pipes, such as the Big Sandy Pipeline, that transport gas to growth markets.

•

Growth and expansion of storage, gathering and commercial operations. Equitable Midstream plans to continue to provide disciplined incremental earnings growth through its storage, gathering and commercial operations, including expanding these assets where there are additional opportunities to provide economical storage services in the Company’s operating regions.

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE DISTRIBUTION

OVERVIEW

Equitable Distribution’s net operating revenues for the first quarter remained relatively unchanged from 2007 to 2008. Total operating expenses in the first quarter of 2008 decreased 12%, primarily due to costs incurred in the first quarter of 2007 related to the now terminated agreement to acquire Peoples and Hope.

The weather in Equitable Gas’ service territory in the first quarter of 2008 was 1% colder than the first quarter of 2007, but was still 2% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average for the Company’s service territory. The weather in the first quarter of 2007 was 3% warmer than the 30-year average.

On March 1, 2006, the Company entered into a definitive agreement to acquire Dominion Resources, Inc.’s (Dominion) natural gas distribution assets in Pennsylvania and in West Virginia for approximately $970 million, subject to adjustments, in a cash transaction for the stock of Peoples and Hope. In light of the continued delay in achieving the final legal approvals for this transaction, the Company and Dominion terminated the definitive agreement pursuant to a mutual termination agreement entered into on January 15, 2008.

RESULTS OF OPERATIONS

EQUITABLE DISTRIBUTION

	Three Months Ended March 31,
	2008	2007	%
OPERATIONAL DATA

Heating degree days (30 year average: 2,930)	2,884	2,848	1.3

Residential sales and transportation volumes (MMcf)	12,063	11,950	0.9
Commercial and industrial volumes (MMcf)	11,611	10,006	16.0
Total throughput (MMcf) – Distribution	23,674	21,956	7.8

Net operating revenues (thousands):
Residential	$41,288	$41,175	0.3
Commercial & industrial	19,834	17,957	10.5
Off-system and energy services	4,944	6,310	(21.6)
Total net operating revenues	$66,066	$65,442	1.0

Capital expenditures (thousands)	$7,605	$11,820	(35.7)

FINANCIAL DATA (thousands)

Total operating revenues	$255,962	$251,381	1.8
Purchased gas costs	189,896	185,939	2.1
Net operating revenues	66,066	65,442	1.0

Operating expenses:
O&M	10,116	10,259	(1.4)
SG&A	12,947	16,553	(21.8)
DD&A	5,053	4,953	2.0
Total operating expenses	28,116	31,765	(11.5)
Operating income	$37,950	$33,677	12.7

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2008

vs. Three Months Ended March 31, 2007

Equitable Distribution’s operating income totaled $38.0 million for 2008 compared to $33.7 million for 2007. The $4.3 million increase in operating income is primarily due to lower operating expenses related to the impact of transition planning costs incurred in 2007 for the now terminated agreement to acquire Peoples and Hope.

Net operating revenues were $66.1 million for 2008 compared to $65.4 million for 2007. The $0.7 million increase in net operating revenues was primarily a result of increased commercial and industrial margins of $1.8 million due to an increase in performance-based revenues offset by a $1.4 million decrease in off-system and energy services margins. Commercial and industrial volumes increased 1,605 MMcf from 2007 to 2008 primarily due to an increase in usage by one industrial customer. These high volume industrial sales have very low margins and did not significantly impact total net operating revenues. Weather was 1% colder than the prior year resulting in a $0.1 million increase in residential net operating revenues. Off-system and energy services net operating revenues decreased due to lower asset optimization opportunities recognized in the first quarter of 2008 as compared to 2007.

Operating expenses totaled $28.1 million for 2008 compared to $31.8 million for 2007. The $3.7 million decrease in operating expenses included $4.9 million of expenses incurred in 2007 in connection with the now terminated agreement to acquire Peoples and Hope. Offsetting this decrease was a $1.3 million increase in bad debt expense resulting from a significant increase in customer participation in Equitable Distribution’s Customer Assistance Program. The provision for uncollectible accounts represented 1.2% of residential revenues in the first quarter of 2008 compared to 0.4% of residential revenues in 2007.

Capital expenditures totaled $7.6 million for the three months ended March 31, 2008 compared to $11.8 million for the three months ended March 31, 2007.  The $4.2 million decrease in capital expenditures was primarily due to reduced mainline pipeline replacement work in the first quarter of 2008 as compared to 2007 and lower technology expenditures.

OUTLOOK

Equitable Distribution’s business strategy is focused on efficiently and effectively operating the Company’s assets to optimize its return. Equitable Distribution will seek to enhance the value of its existing distribution assets by establishing a reputation for excellent customer service; effectively managing its capital spending; improving the efficiency of its work force through superior work management; and continuing to leverage technology throughout its operations. Equitable Distribution continues its evaluation for a base rate case filing for the Pennsylvania distribution business in order to improve returns through regulatory arrangements that fairly balance the interests of customers and shareholders.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Cash flows provided by operating activities totaled $106.0 million for the first quarter of 2008 and $225.5 million for the first quarter of 2007, a net decrease of $119.5 million in cash flows provided by operating activities between years. The decrease in cash flows provided by operating activities was primarily attributable to the following:

•                  a $72.1 million increase in cash required for margin deposits on the Company’s natural gas hedge agreements during the first quarter of 2008 compared to a $12.0 million increase in cash required for margin deposits during the first quarter of 2007. The net increase in margin deposit requirements during the first quarter of 2008 was primarily the result of the Company’s lower credit rating in 2008;

•                  a net increase in accounts receivable and unbilled revenues of $43.2 million between years primarily due to increased average well-head sales prices and volumes at Equitable Production and increased commercial storage activity and higher seasonal price spreads at Equitable Midstream.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

Cash flows used in investing activities totaled $203.0 million for the first quarter of 2008 and $159.3 million for the first quarter of 2007, a net increase of $43.7 million in cash flows used in investing activities between years.  The increase in cash flows used in investing activities was primarily due to an increase in capital expenditures to $200.0 million in the first quarter of 2008 from $156.8 million in the first quarter of 2007, resulting primarily from more capital expended for Equitable Production’s drilling program, as the Company drilled 69 horizontal wells and 139 total gross wells in the first quarter of 2008 compared to 7 horizontal shale and 110 total gross wells in the first quarter of 2007.  In addition, Equitable Midstream continues to invest in the expansion of its midstream infrastructure programs in the Appalachian Basin.

Financing Activities

Cash flows provided by financing activities totaled $15.3 million for the first quarter of 2008 compared to cash flows used in financing activities of $66.2 million for the first quarter of 2007, a net increase of $81.5 million in cash flows provided by financing activities between years.  The increase in cash flows provided by financing activities was primarily due to the following:

•                  the Company’s public offering of $500.0 million in aggregate principal amount of 6.50% Senior Notes in the first quarter of 2008;

partially offset by:

•                  the Company’s use of the proceeds from the above mentioned public offering to repay $438.0 million of short-term notes under the Company’s revolving credit facility compared to the repayment of $44.5 million of short-term loans during the first quarter of 2007;

•                  the repayment of $14.4 million relating to the Note Payable to Nora Gathering, LLC.

The Company is committed to maintaining a cost effective capital structure and intends to finance future cash requirements, including the portion of the 2008 capital expenditure forecast not financed by cash flows from operations, using capital market transactions.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Unsecured
	Medium-Term	Commercial
Rating Service	Notes	Paper
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-2

The Standard and Poor’s rating includes a negative outlook, reflecting “the increasing influence of Equitable’s E&P operations over the entire Company.”

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of March 31, 2008, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to ensure an adequate level of return for the increased well development and infrastructure investments at Equitable Production and Equitable Midstream.  The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.  The preponderance of derivative commodity instruments currently utilized by the Company are fixed price swaps or collars.

The Company increased its hedge position for 2008 through 2015 by using cashless collars.  As of April 29, 2008, the approximate volumes and prices of the Company’s total hedge position for 2008 through 2010 are:

	2008**	2009	2010
Swaps
Total Volume (Bcf)	38	37	35
Average Price per Mcf (NYMEX)*	$4.62	$5.91	$5.96

Collars
Total Volume (Bcf)	9	23	21
Average Floor Price per Mcf (NYMEX)*	$7.59	$7.34	$7.29
Average Cap Price per Mcf (NYMEX)*	$12.00	$13.68	$13.51

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**April through December

The Company’s current hedged position provides price protection for greater than 50 percent of expected production through 2010.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.01 per diluted share for 2008 and ranges from $0.02 to $0.03 per diluted share per year for 2009 and 2010.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

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

Incentive Compensation

The Company accounts for its share-based payment arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” and accordingly records compensation cost for all forms of share-based payments to employees, including employee stock options, in its financial statements.  The Company’s recent compensation practices have focused primarily on the issuance of performance-based units and time-restricted stock awards, for which it recognizes compensation cost over the applicable vesting periods.  All stock options outstanding as of March 31, 2008 are fully vested.

The Company recorded the following incentive compensation cost, including amounts both expensed and capitalized, in its financial statements for the periods indicated below:

	Three Months Ended March 31,
	2008	2007
	(Millions)
Short-term incentive compensation expense	$6.2	$4.5
Long-term incentive compensation expense	45.1	27.1
Total incentive compensation expense	$51.3	$31.6

The long-term incentive compensation is primarily associated with the 2005 Executive Performance Incentive Program (“the 2005 Program”).  In the first quarter of 2008, the Company increased its assumptions for both the ultimate share price and the payout multiple at the end of the performance period (December 31, 2008) based on a review of the Company’s performance relative to its peer group under the 2005 Program as well as the significant appreciation in the Company’s stock price during the period.  The Company’s current payout multiple assumption of 250% of the units awarded is the maximum available under the 2005 Program.  As a result of the changes in assumptions, the Company recognized approximately $31 million of additional long-term incentive expenses associated with the 2005 Program in the first quarter of 2008 and expects to record a greater amount of incentive expense in fiscal year 2008 than previously estimated.  The Company currently forecasts 2008 incentive compensation costs of approximately $103 million for the programs in place at March 31, 2008, including expense of $77 million for the 2005 Program.  Assuming no changes in other assumptions, a 5% increase in the Company’s stock price assumption for December 31, 2008 would result in an additional increase in 2008 compensation expense for the 2005 Program of approximately $9 million, and a 5% decrease in the Company’s stock price assumption would result in a decrease in 2008 compensation expense of the same amount.

The Company had also increased its share price and payout multiple assumptions in the first quarter of 2007, which resulted in additional long-term expense of $20.1 million recorded during that period.

Dividend

On April 23, 2008, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable June 1, 2008, to shareholders of record on May 9, 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2008.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Equitable Resources, Inc. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company primarily through the Equitable Production segment and the Equitable Midstream segment.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored.  The Company also enters into energy trading contracts to leverage its assets and limit its exposure to shifts in market prices.  The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  As a result of the increase in well development and infrastructure investment at Equitable Production and Equitable Midstream, the Company’s overall objective in its hedging program is to ensure an adequate level of return for these investments.  To the extent that the Company has hedged its production at prices below the current market price, the Company is unable to benefit fully from increases in the price of natural gas.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2008, the Company hedged portions of expected equity production through 2013 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 265.6 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2008 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $219.9 million.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2008 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $222.1 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2008.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

Equitable Resources, Inc. and Subsidiaries

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

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value.  The Company believes that NYMEX-traded futures contracts have minimal credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from any potential financial instability of the exchange members.  The Company manages the credit risk of the other derivative contracts by limiting dealings to those counterparties who meet the Company’s criteria for credit and liquidity strength.

The Company utilizes various information technology systems to monitor and evaluate its credit risk exposures.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with counterparties that are of investment grade or better, enters into netting agreements whenever possible, and may obtain collateral or other security.

Less than one percent or $2.1 million, of OTC derivative contracts outstanding at March 31, 2008 have a positive fair value.  All derivative contracts outstanding as of March 31, 2008 are with counterparties having an S&P rating of A- or above.

As of March 31, 2008, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  Furthermore, except for the adjustments recorded in connection with the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” described in Note E to the Condensed Consolidated Financial Statements, the Company made no adjustments to the fair value of derivative contracts due to credit related concerns.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Federal Trade Commission v. Equitable Resources, Inc. et al, United States Court of Appeals for the Third Circuit

On April 13, 2007, the FTC filed a complaint in the U.S. District Court for the Western District of Pennsylvania seeking a preliminary injunction to enjoin the Company’s proposed acquisition of Peoples from Dominion. Each of the Company, Dominion and Peoples were named as defendants in the complaint. The FTC sought an injunction to maintain the status quo during the pendency of the administrative proceeding described above. On May 14, 2007, the District Court dismissed the FTC’s request for a preliminary injunction on the basis that the state action immunity doctrine barred the FTC’s claim.  The FTC appealed the dismissal to the United States Court of Appeals for the Third Circuit. On June 1, 2007, the Third Circuit issued an order enjoining the transaction pending further order of the Third Circuit. On February 22, 2008, the Third Circuit granted the FTC’s motion seeking to have the FTC’s appeal to the Third Circuit declared moot and the District Court’s opinion vacated in light of the termination of the acquisition agreement.

Kay Company, LLC et al v. Equitable Production Company et al, U.S. District Court, Southern District of West Virginia

On July 31, 2006 Equitable Production Company was served with a gas royalty action filed by several royalty owners in the Roane County, West Virginia Circuit Court which alleges Equitable Production Company failed to pay royalties on the fair value of the gas produced and marketed from the leases and took improper post-production deductions from the royalties paid. The suit seeks class certification, compensatory and punitive damages, an accounting, and other relief based on alleged breach of contract, breach of fiduciary duty and fraudulent concealment. Equitable Production Company removed the suit to the U.S. District Court for the Southern District of West Virginia on August 7, 2006. The plaintiffs have filed an amended complaint naming the Company as an additional defendant.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended March 31, 2008.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

January 2008 (January 1 – January 31)	1,009	$ 50.54	–	8,385,400

February 2008 (February 1 – February 29)	12,490	$ 59.05	–	8,385,400

March 2008 (March 1 – March 31)	921	$ 61.25	–	8,385,400

Total	14,420		–

(a)

Includes 11,575 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 2,845 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)

Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

PART II. OTHER INFORMATION

Item 6. Exhibits

4.1	Indenture dated as of March 18, 2008 between Equitable Resources, Inc. and The Bank of New York, as Trustee.

4.2

First Supplemental Indenture (including the form of senior note) dated as of March 18, 2008 between Equitable Resources, Inc. and The Bank of New York, as Trustee, pursuant to which the 6.50% Senior Notes due 2018 were issued.

10.1	Employment Agreement dated March 14, 2008 between Equitable Resources, Inc. and Johanna G. O’Loughlin.

10.2	Mutual Termination Agreement, dated as of January 15, 2008, by and between Equitable Resources, Inc. and Dominion Resources, Inc.

10.3

Underwriting Agreement dated March 13, 2008 among Equitable Resources, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the underwriters named therein.

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  May 1, 2008

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

4.1	Indenture dated as of March 18, 2008 between Equitable Resources, Inc. and The Bank of New York, as Trustee.	Filed as Exhibit 4.1 to Form 8-K filed on March 18, 2008

4.2

First Supplemental Indenture (including the form of senior note) dated as of March 18, 2008 between Equitable Resources, Inc. and The Bank of New York, as Trustee, pursuant to which the 6.50% Senior Notes due 2018 were issued.

Filed as Exhibit 4.2 to Form 8-K filed on March 18, 2008

10.1	Employment Agreement dated March 14, 2008 between Equitable Resources, Inc. and Johanna G. O’Loughlin.	Filed as Exhibit 10.1 to Form 8-K filed on March 20, 2008

10.2	Mutual Termination Agreement, dated as of January 15, 2008, by and between Equitable Resources, Inc. and Dominion Resources, Inc.	Filed as Exhibit 10.1 to Form 8-K filed on January 17, 2008

10.3

Underwriting Agreement dated March 13, 2008 among Equitable Resources, Inc. and Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the underwriters named therein.

Filed as Exhibit 1.1 to Form 8-K filed on March 18, 2008

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32