Form 10-Q
period 2008-06-30
EQUITABLE RESOURCES INC /PA/
filed 2008-08-01
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-3551

EQUITABLE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0464690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 North Shore Drive, Pittsburgh, Pennsylvania	15212
(Address of principal executive offices, including zip code)	(Zip code)

(412) 553-5700
(Registrant’s telephone number, including area code:)

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

As of June 30, 2008, 130,855,286 shares of common stock, no par value, of the registrant were outstanding.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(Thousands, except per share amounts)

Operating revenues	$334,009	$293,240	$869,783	$749,786
Cost of sales	118,352	116,953	389,530	336,965
Net operating revenues	215,657	176,287	480,253	412,821

Operating expenses:
Operation and maintenance	28,612	25,568	54,204	53,012
Production	20,369	16,008	36,889	32,238
Exploration	838	117	1,393	399
Selling, general and administrative	32,654	45,483	104,395	111,780
Depreciation, depletion and amortization	32,051	27,592	62,816	55,019
Total operating expenses	114,524	114,768	259,697	252,448

Operating income	101,133	61,519	220,556	160,373

Gain on sale of assets, net	–	119,401	–	119,401

Gain on sale of available-for-sale securities	–	–	–	1,042

Other income	1,574	1,453	5,098	2,284

Equity in earnings of nonconsolidated investments	1,697	666	2,991	775

Interest expense	14,327	10,936	27,980	24,047

Income before income taxes	90,077	172,103	200,665	259,828
Income taxes	34,686	64,760	74,754	95,867
Net income	$55,391	$107,343	$125,911	$163,961

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	126,243	121,356	124,372	121,289
Net income	$0.44	$0.88	$1.01	$1.35
Diluted:
Weighted average common shares outstanding	127,321	122,837	125,432	122,806
Net income	$0.44	$0.87	$1.00	$1.34
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income	$125,911	$163,961
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	3,922	(1,075)
Depreciation, depletion, and amortization	62,816	55,019
Gain on sale of assets, net	–	(119,401)
Gain on sale of available-for-sale securities	–	(1,042)
Other income	(5,098)	(2,284)
Equity in earnings of nonconsolidated investments	(2,991)	(775)
Deferred income taxes	125,215	55,823
Excess tax benefits from share-based payment arrangements	(1,124)	(4,180)
Decrease in inventory	27,855	42,174
Decrease in accounts receivable and unbilled revenues	6,703	67,376
Increase in margin deposits	(233,693)	(10,933)
Increase (decrease) in accounts payable	47,030	(1,373)
Change in derivative instruments at fair value, net	26,370	27,375
Changes in other assets and liabilities	(94,172)	41,368
Net cash provided by operating activities	88,744	312,033

Cash flows from investing activities:
Capital expenditures	(511,135)	(333,576)
Capital contributions to Nora Gathering, LLC	(10,800)	–
Proceeds from sale of assets	–	184,576
Restricted cash from sale of assets	–	(95,000)
Proceeds from contribution of assets	–	23,262
Proceeds from sale of available-for-sale securities	–	7,295
Investment in available-for-sale securities	(3,000)	(9,709)
Net cash used in investing activities	(524,935)	(223,152)

Cash flows from financing activities:
Dividends paid	(53,789)	(53,531)
Proceeds from issuance of common stock	560,821	–
Proceeds from issuance of long-term debt	500,000	–
Debt issuance costs	(6,645)	–
Decrease in short-term loans	(450,000)	(33,999)
(Decrease) increase in note payable to Nora Gathering, LLC	(29,329)	62,786
Proceeds from exercises under employee compensation plans	842	2,449
Excess tax benefits from share-based payment arrangements	1,124	4,180
Net cash provided by (used in) financing activities	523,024	(18,115)

Net increase in cash and cash equivalents	86,833	70,766
Cash and cash equivalents at beginning of period	81,711	–
Cash and cash equivalents at end of period	$168,544	$70,766

Cash paid during the period for:
Interest, net of amount capitalized	$19,767	$23,657
Income taxes, net of refund	$6,855	$21,072

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$168,544	$81,711
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2008, $19,255; December 31, 2007, $19,829)	218,344	188,561
Unbilled revenues	8,336	48,744
Margin deposits with financial institutions	239,623	5,930
Inventory	255,630	283,485
Derivative instruments, at fair value	6,044	37,143
Prepaid expenses and other	215,139	96,673
Total current assets	1,111,660	742,247

Equity in nonconsolidated investments	148,795	135,366

Property, plant and equipment	4,715,697	4,207,402
Less: accumulated depreciation and depletion	1,340,733	1,287,911
Net property, plant and equipment	3,374,964	2,919,491

Investments, available-for-sale	34,987	35,675
Other assets	119,750	104,192
Total assets	$4,790,156	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	$–	$450,000
Note payable to Nora Gathering, LLC	–	29,329
Accounts payable	326,287	279,257
Derivative instruments, at fair value	1,116,943	516,626
Other current liabilities	267,794	244,096
Total current liabilities	1,711,024	1,519,308

Long-term debt	1,253,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	297,517	400,465
Unrecognized tax benefits	54,099	50,845
Pension and other post-retirement benefits	39,683	41,768
Other credits	79,615	73,613
Total other non-current liabilities	470,914	566,691
Total liabilities	3,435,438	2,839,499

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: June 30, 2008, 157,630; December 31, 2007, 149,005	945,423	382,191
Treasury stock, shares at cost: June 30, 2008, 26,775; December 31, 2007, 26,853 (net of shares and cost held in trust for deferred compensation of 159, $2,713 and 180, $3,085)	(483,654)	(485,051)
Retained earnings	1,581,718	1,509,596
Accumulated other comprehensive loss	(688,769)	(309,264)
Total common stockholders’ equity	1,354,718	1,097,472
Total liabilities and stockholders’ equity	$4,790,156	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

On June 30, 2008, the former Equitable Resources, Inc. (Old EQT) entered into and completed an Agreement and Plan of Merger (the Plan) under which Old EQT reorganized into a holding company structure such that a newly formed Pennsylvania corporation, also named Equitable Resources, Inc. ( New EQT), became the publicly traded holding company of Old EQT and its subsidiaries.  The primary purpose of this reorganization (the Reorganization) was to separate Old EQT’s state-regulated distribution operations into a new subsidiary in order to better segregate its regulated and unregulated businesses and improve overall financing flexibility.  To effect the Reorganization, Old EQT formed New EQT, a wholly-owned subsidiary, and New EQT, in turn, formed EGC Merger Co., a Pennsylvania corporation owned solely by New EQT (MergerSub).  Under the Plan, MergerSub merged with and into Old EQT with Old EQT surviving (the Merger).  The Merger resulted in Old EQT becoming a direct, wholly-owned subsidiary of New EQT.  Throughout the remainder of this Form 10-Q, references to “we,” “us,” “our,” “Equitable,” “Equitable Resources,” “Equitable Resources, Inc.” and the “Company” refer collectively to New EQT and its consolidated subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements reflect the results of operations and financial position of Old EQT for the periods presented.  However, references to amounts for periods after the closing of the Reorganization relate to New EQT.  New EQT had no separate operations for the periods presented.  These Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of June 30, 2008, and the results of its operations and cash flows for the three and six month periods ended June 30, 2008 and 2007.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2007, the Current Report on Form 8-K filed March 7, 2008 that recast the historical business segment information contained in the Company’s Annual Report on Form 10-K to reflect a change in organizational structure and segment reporting effective for 2008, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

In January 2008, the Company announced a change in organizational structure and several changes to executive management of the Company to better align the Company to execute its growth strategy for development and infrastructure expansion in the Appalachian Basin.  These changes resulted in changes to the Company’s reporting segments effective for fiscal year 2008.

The Company reports its operations in three segments, which reflect its lines of business.  The Equitable Production segment includes the Company’s exploration for, and development and production of, natural gas, and a limited amount of crude oil, in the Appalachian Basin.  Equitable Midstream’s operations include the natural gas gathering,

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

processing, transportation and storage activities of the Company as well as sales of natural gas liquids.  Equitable Distribution’s operations primarily comprise the state-regulated distribution activities of the Company.

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues from external customers:
Equitable Production	$124,949	$95,491	$230,026	$183,469
Equitable Midstream	153,777	122,482	375,102	292,769
Equitable Distribution	114,731	133,099	370,693	384,480
Less: intersegment revenues (a)	(59,448)	(57,832)	(106,038)	(110,932)
Total	$334,009	$293,240	$869,783	$749,786
Total operating expenses:
Equitable Production	$50,772	$37,552	$95,517	$86,769
Equitable Midstream	36,938	28,835	69,537	60,308
Equitable Distribution	28,113	27,864	56,229	59,629
Unallocated (income) expenses (b)	(1,299)	20,517	38,414	45,742
Total	$114,524	$114,768	$259,697	$252,448
Operating income:
Equitable Production	$74,177	$57,939	$134,509	$96,700
Equitable Midstream	23,628	20,662	84,482	72,303
Equitable Distribution	2,029	3,435	39,979	37,112
Unallocated income (expenses) (b)	1,299	(20,517)	(38,414)	(45,742)
Total	$101,133	$61,519	$220,556	$160,373

Reconciliation of operating income to net income:

Other income:
Equitable Midstream	$1,464	$1,375	$4,847	$2,138
Equitable Distribution	110	78	251	146
Total	$1,574	$1,453	5,098	2,284

Equity in earnings of nonconsolidated investments:
Equitable Production	$151	$65	$244	$138
Equitable Midstream	1,471	568	2,626	568
Unallocated	75	33	121	69
Total	$1,697	$666	$2,991	$775

Gain on sale of assets, net	–	119,401	–	119,401
Gain on sale of available-for-sale securities	–	–	–	1,042
Interest expense	14,327	10,936	27,980	24,047
Income taxes	34,686	64,760	74,754	95,867
Net income	$55,391	$107,343	$125,911	$163,961

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
	2008	2007
	(Thousands)
Segment Assets:
Equitable Production	$2,087,969	$1,614,787
Equitable Midstream	1,537,914	1,232,348
Equitable Distribution	902,416	906,113
Total operating segments	4,528,299	3,753,248
Headquarters assets, including cash and short-term investments	261,857	183,723
Total assets	$4,790,156	$3,936,971

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(Thousands)
Depreciation, depletion and amortization:
Equitable Production	$18,621	$15,667	$36,742	$30,960
Equitable Midstream	7,843	6,538	15,061	13,413
Equitable Distribution	5,155	5,087	10,208	10,040
Other	432	300	805	606
Total	$32,051	$27,592	$62,816	$55,019

Expenditures for segment assets:
Equitable Production	$146,413	$67,623	$242,876	$124,388
Equitable Midstream	152,099	99,859	247,664	188,027
Equitable Distribution	12,378	9,143	19,983	20,963
Other	231	112	612	198
Total	$311,121	$176,737	$511,135	$333,576

(a)           Intersegment revenues primarily represent natural gas sales from Equitable Production to Equitable Midstream and transportation activities between Equitable Midstream and Equitable Distribution.

(b)          Unallocated income/expenses consist of differences between budget and actual headquarters’ expenses, including incentive compensation and administrative costs, that are not allocated to the operating segments.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s overall objective in its hedging program is to ensure an adequate level of return for the significant well development and infrastructure investments at Equitable Production and Equitable Midstream.  The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Exchange-traded instruments are generally settled with offsetting positions.  Over the counter (OTC) arrangements require settlement in cash.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Company’s derivative commodity instruments classified as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) is presented below:

	As of
	June 30, 2008	December 31, 2007
	(Thousands)
Asset	$6,044	$34,921
Liability	(1,101,717)	(489,227)
Net liability	$(1,095,673)	$(454,306)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net fair value of derivative instruments changed during the first six months of 2008 as a result of an increase in natural gas prices as well as the increase in the Company’s hedge position during the first six months of 2008.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 308.6 Bcf and 287.3 Bcf as of June 30, 2008 and December 31, 2007, respectively, and primarily related to natural gas swaps.  The open positions at June 30, 2008 had maturities extending through December 2015.

The Company deferred net losses of $664.0 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of June 30, 2008 and December 31, 2007, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $291.2 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of June 30, 2008 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges decreased earnings by $0.3 million for the three month period ended June 30, 2008 and increased earnings by $1.3 million for the three month period ended June 30, 2007.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company had an immaterial amount of derivative commodity instruments held for trading purposes as of June 30, 2008 and December 31, 2007.

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora area.  As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was an $11.8 million liability at June 30, 2008.  In addition, the fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $3.4 million liability at June 30, 2008.  The Company does not treat these derivatives as hedging instruments under SFAS No. 133.  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $219.8 million and $1.6 million in its balance sheet as of June 30, 2008 and December 31, 2007, respectively.

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

change at the exchanges’ discretion.  The Company recorded such deposits in the amount of $19.8 million and $4.3 million in its balance sheet as of June 30, 2008 and December 31, 2007, respectively.

D.        Investments, Available-For-Sale

As of June 30, 2008, the investments classified by the Company as available-for-sale consist of $35.0 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.  During the first six months of 2008, the Company purchased additional equity and bond funds with a cost basis totaling $3.0 million.

During the first six months of 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity funds with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million.  The Company used the proceeds from these sales and other available cash to purchase other equity and bond funds with a cost basis totaling $9.7 million during the first quarter of 2007.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

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

The Company has an established process for determining fair value.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs, market-based parameters, including but not limited to forward curves, discount rates, broker quotes and volatilities.  The adoption of SFAS No. 157 required the Company to incorporate nonperformance risk into its models.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  As a result of the implementation of SFAS No. 157, the Company recorded a gain in accumulated other comprehensive income of $7.8 million during the first quarter of 2008.

In accordance with SFAS No. 157, the Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Financial instruments included in Level 1 include the Company’s futures contracts and available-for-sale investments, while instruments included in Level 2 include the majority of the Company’s swap agreements, and instruments included in Level 3 include the Company’s collar agreements and a portion of the Company’s swap agreements.  The fair value of financial instruments included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Financial instruments included in Level 3 represent approximately 13% of the total net derivative instruments, at fair value.  The Company’s futures, NYMEX swaps, and collars utilize NYMEX forward curves in the valuation technique.  The NYMEX forward curves are validated to external sources at least monthly.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$34,987	$34,987	$–	$–
Derivative instruments, at fair value	6,044	4,540	931	573
Total assets	$41,031	$39,527	$931	$573

Liabilities
Derivative instruments, at fair value	$(1,116,943)	$(37,342)	$(932,756)	$(146,845)
Total liabilities	$(1,116,943)	$(37,342)	$(932,756)	$(146,845)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2008	$(2,387)
Total gains or losses:
Included in earnings	1,726
Included in other comprehensive income	(124,419)
Purchases, issuances, and settlements	(21,192)
Transfers in and/or out of Level 3	–
Balance at June 30, 2008	$(146,272)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2008	$(430)

Gains and losses included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

F.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands)
Net income	$55,391	$107,343	$125,911	$163,961
Other comprehensive (loss) income:
Net change in cash flow hedges	(267,899)	58,964	(385,532)	(33,540)
Unrealized (loss) gain on investments, available-for-sale	(684)	932	(2,594)	468
Pension and other post-retirement benefit plans:
Prior service cost	(71)	(14)	(142)	(118)
Net loss	394	352	789	914
Settlement loss	77	238	152	317
Total comprehensive (loss) income	$(212,792)	$167,815	$(261,416)	$132,002

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2008	2007
	(Thousands)
Net unrealized loss from hedging transactions (a)	$(664,486)	$(286,776)
Unrealized gain on available-for-sale securities	1,278	3,872
Pension and other post-retirement benefits adjustment	(25,561)	(26,360)
Accumulated other comprehensive loss	$(688,769)	$(309,264)

(a) Includes $7.8 million gain recorded in the first quarter of 2008 related to the adoption of SFAS No. 157.

G.        Share-Based Compensation

The Company accounts for its share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

2005 Executive Performance Incentive Program	$–	$20,830	$42,548	$46,379
2007 Supply Long-Term Incentive Program	422	–	910	–
Restricted stock awards	876	626	1,859	1,513
Nonqualified stock options	–	29	–	212
Non-employee directors’ share-based awards	1,731	887	2,280	1,412
Total share-based compensation expense	$3,029	$22,372	$47,597	$49,516

2005 Executive Performance Incentive Program

The vesting of the awards granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur contingent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period ending December 31, 2008.  Payment of awards is expected to be made in cash and stock based on the price of the Company’s common stock at the end of the performance period, December 31, 2008.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2005 Program.  The Company evaluated its assumptions during the first quarter of 2008 and increased its assumptions for both the ultimate share price and the payout multiple at the end of the performance period.  The Company evaluated its assumptions during the second quarter of 2008 and concluded based on the 2005 Program terms and current market conditions that compensation accrued through March 31, 2008 was sufficient and that no additional expense was necessary for the three months ended June 30, 2008.

The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.  A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.  The Company has recorded a total accrual for the 2005 Program of $149.6 million in other current liabilities in its Condensed Consolidated Balance Sheet as of June 30, 2008.

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the Equitable Production and Equitable Midstream segments. Awards granted may be earned by achieving pre-determined total sales volumes targets and by satisfying certain applicable employment requirements.  The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels.  Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company evaluated its assumptions during the first quarter of 2008 and increased its assumption for the ultimate share price at the vesting date for the 2007 Supply Program to $78.00.  The Company maintained its assumption for the payout multiple at 100% of the units awarded.  No changes were made to the Company’s assumptions during the second quarter of 2008.  Total compensation cost recorded for the 2007 Supply Program was $2.0 million for the six months ended June 30, 2008, which included $1.1 million of cost capitalized as part of oil and gas-producing properties and $0.9 million recorded as expense in the Company’s Statement of Consolidated Income.

Restricted Stock Awards

The Company granted 125,030 and 72,600 restricted stock awards during the six months ended June 30, 2008 and 2007, respectively, to key employees of the Company.  The majority of the shares granted will be fully vested at the end of the three-year period commencing with the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was $64.23 and $43.61, for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $8.7 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 22 months.

Non-Qualified Stock Options

No stock options were granted during the six months ended June 30, 2008.  The Company granted 20,123 stock options during the six months ended June 30, 2007, all of which comprised options granted for reload rights associated with previously-awarded options, at a weighted average grant date fair value of $6.61.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the six month period ended June 30, 2007.

Risk-free interest rate (range)	4.56% to 4.97%
Dividend yield	2.06% to 2.29%
Volatility factor	.148 to .183
Expected term	3-6 years

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2008, there was no unrecognized compensation cost related to outstanding nonvested stock options as all outstanding options were fully vested.

As of June 30, 2008, 101,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the six month periods ended June 30, 2008 and 2007.

Nonemployee Directors’ Share-Based Awards

The Company has historically granted to non-employee directors share-based awards which vested upon award.  The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  A total of 90,320 non-employee director share-based awards were outstanding as of June 30, 2008.  A total of 12,800 and 15,570 share-based awards were granted to non-employee directors, at respective weighted average fair values of $68.22 and $49.88, during the six month periods ended June 30, 2008 and 2007, respectively.

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

On March 31, 2008, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that contemplates a reduction of West Virginia’s corporate net income tax rate over the next six years.  As a result of this law change, the Company recorded a tax benefit of $4.6 million to reflect an overall decrease in the Company’s expected deferred tax liability as of the effective date of each respective income tax rate reduction.  This benefit is included in the annual income tax expense and the entire amount was reflected in the first quarter of 2008.

The Company’s effective income tax rate for the six months ending June 30, 2008 is 37.3%.  The Company currently estimates the annual effective income tax rate to be approximately 38.1%.  The estimated annual effective income tax rate as of June 30, 2007 was 36.5%.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the six months ended June 30, 2008.

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

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

I.          Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2008	2007	2008	2007
	(Thousands)
Components of net periodic benefit cost
Service cost	$44	$63	$110	$123
Interest cost	1,080	1,093	610	636
Expected return on plan assets	(1,333)	(1,403)	–	–
Amortization of prior service cost	29	41	(226)	(215)
Recognized net actuarial loss	312	363	511	574
Settlement loss	126	697	–	–
Net periodic benefit cost	$258	$854	$1,005	$1,118

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands)
Components of net periodic benefit cost
Service cost	$88	$126	$220	$246
Interest cost	2,160	2,186	1,220	1,272
Expected return on plan assets	(2,666)	(2,806)	–	–
Amortization of prior service cost	58	82	(452)	(430)
Recognized net actuarial loss	624	726	1,022	1,148
Settlement loss	252	1,130	–	–
Net periodic benefit cost	$516	$1,444	$2,010	$2,236

J.        Recently Issued Accounting Standards

Oil and Gas Reporting Requirements

In June 2008, the U.S. Securities and Exchange Commission (SEC) issued a proposed rule to amend the oil and gas reporting requirements which exist in their current form in Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as Industry Guide 2.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves by better aligning the oil and gas disclosure requirements with current practices and technology.  The SEC has requested comments to the proposed rule and expects that amendments will be effective for annual reports for fiscal years ending on or after December 31, 2009.  The Company is assessing the impact of the proposed rules and will evaluate the impact of any change in the reporting requirements when the final regulations are issued.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.

K.        Sale of Assets

In the second quarter of 2007, the Company sold a portion of its proved reserves in the Nora area to Pine Mountain Oil and Gas, Inc. (PMOG), a subsidiary of Range Resources Corporation (Range), for cash proceeds of $184.6

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

million then subject to purchase price adjustments.  At the date of sale, proceeds of $95.0 million from the sale were placed into an escrow account pursuant to a deferred exchange agreement, and the Company used these restricted funds in the second half of 2007.

Also in the second quarter of 2007, the Company entered into a Contribution Agreement with PMOG relating to the contribution of certain Nora area gathering facilities and pipelines to Nora Gathering, LLC (Nora LLC), a newly formed entity that is equally owned by the Company and PMOG.  This gathering system services production of the Company and Range.  The Company contributed Nora area gathering property to Nora LLC in exchange for a 50% interest in Nora LLC and cash of $23.3 million.  The Company is accounting for its interest in Nora LLC under the equity method of accounting, as the Company determined that it has the ability to exert significant influence over the operating and financial policies of Nora LLC through its 50%, non-controlling interest.  The Company and Nora LLC also entered into a demand note agreement whereby Nora LLC loaned to the Company $69.8 million on the initial closing date.  As of June 30, 2008, the note has been fully paid and cancelled.

The Company recognized a gain of $119.4 million, net of hedge loss and costs to sell, as a result of these transactions in the second quarter of 2007.

L.        Other Events

On May 12, 2008, the Company completed a public offering of 8,625,000 shares of its common stock, no par value (the Common Stock), at an offering price to the public of $67.75 per share.  The proceeds from the offering are being used for general corporate purposes, including the Company’s natural gas drilling, development and infrastructure projects.  The underwriting agreement governing the Common Stock includes customary representations, warranties and covenants by the Company and provides for customary indemnification by each of the Company and the underwriters against certain liabilities and customary contribution provisions in respect of those liabilities.

On March 13, 2008, the Company completed a public offering of $500.0 million in aggregate principal amount of 6.50% Senior Notes (Senior Notes) due April 1, 2018.  The proceeds from the offering were used to repay short-term notes under the Company’s revolving credit facility.  The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets.

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

M.       Subsequent Events

In July 2008, the Company purchased deep rights in approximately 23,000 acres in various counties in Pennsylvania for $30.8 million.  The Company plans to perform exploratory activities and develop the Marcellus Shale formations on this acreage.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production and sales volumes, reserves, capital expenditures, financing requirements, hedging strategy and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Three Months Ended June 30, 2008

vs. Three Months Ended June 30, 2007

Equitable Resources’ consolidated net income for the three months ended June 30, 2008 totaled $55.4 million, or $0.44 per diluted share, compared to $107.3 million, or $0.87 per diluted share, reported for the same period a year ago.  The second quarter of 2007 results included a $119.4 million pre-tax net gain on the sale of assets in the Nora area.  Several factors contributed to the increase in net income excluding this gain between periods.  Changes in the Company’s assumptions for the 2005 Executive Performance Incentive Program decreased unallocated selling, general and administrative expenses for the 2008 quarter.  At Equitable Production, operating revenues increased due to a significant increase in the average well-head sales price as well as an increase in sales volumes.  At Equitable Midstream, gathering and processing net operating revenues increased primarily due to higher gathering rates and higher natural gas liquids (NGL) sales prices, while transmission and storage net operating revenues increased as the Big Sandy Pipeline came on-line.  At Equitable Distribution, net operating revenues decreased slightly between years due to warmer weather.  Additionally, the favorable impact of second quarter of 2007 transition expenses for the now terminated agreement to acquire The Peoples Natural Gas Company (Peoples) and Hope Gas, Inc. (Hope) contributed to an increase in net income in 2008 for the Company.

These positive effects on net income were partially offset by higher severance taxes and depreciation, depletion and amortization at Equitable Production, as well as overall increases in overhead and other operating costs associated with Company growth initiatives.

Six Months Ended June 30, 2008

vs. Six Months Ended June 30, 2007

Equitable Resources’ consolidated net income for the six months ended June 30, 2008 totaled $125.9 million, or $1.00 per diluted share, compared to $164.0 million, or $1.34 per diluted share, reported for the same period a year

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ago.  Several factors contributed to the increase in net income excluding the second quarter of 2007 asset sale gain between periods.  At Equitable Production, operating revenues increased due to a significant increase in the average well-head sales price as well as an increase in sales volumes.  At Equitable Midstream, gathering and processing net operating revenues increased due to higher NGL sales prices and gathering rates, while transmission and storage net operating revenues increased primarily due to increased commercial storage activity.  At Equitable Distribution, net operating revenues were essentially flat, while operating expenses decreased primarily due to transition expenses incurred in the first six months of 2007 for the now terminated Peoples and Hope acquisition agreement.

These positive effects on net income were partially offset by higher depletion, depreciation and amortization and severance taxes at Equitable Production and overall increases in overhead and other operating costs associated with Company growth initiatives.

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

In January 2007, the Company filed applications with the PA PUC and the Public Service Commission of West Virginia (WV PSC) to reorganize as a holding company.  In the second quarter of 2008, the PA PUC and the WV PSC approved the new holding company structure.  On June 30, 2008, Equitable Resources, Inc. (Old EQT) reorganized into a holding company structure in which a newly formed Pennsylvania corporation also named Equitable Resources, Inc. (New EQT) became the holding company of the Old EQT family of companies.

The primary purpose of this reorganization was to separate the state regulated distribution operations into a new subsidiary in order to better segregate the regulated and unregulated businesses and improve overall financing flexibility for the Company.  In connection with the reorganization, Old EQT transferred to New EQT all of the assets and liabilities of Old EQT other than those associated with the Equitable Gas Company division.  New EQT and its subsidiaries will continue to conduct the same businesses and operations that Old EQT conducted prior to the reorganization.

EQUITABLE PRODUCTION

OVERVIEW

Equitable Production’s operating revenues for the second quarter increased 31% from 2007 to 2008.  The average well-head sales price increased 28% due to a 45% increase in the average NYMEX price and a higher percentage of unhedged gas sales.  Sales volumes increased 6% from 2007 to 2008 excluding volumes from properties sold during 2007.  The increase in sales volumes was primarily the result of increased production from the 2007 and 2008 drilling programs, partially offset by the normal production decline in the Company’s existing wells.

Second quarter operating expenses at Equitable Production increased 35% over the same period in the prior year primarily due to higher overhead costs associated with the growth of the Company, higher severance taxes and higher depreciation, depletion and amortization expenses.

Equitable Production continued to focus on organic production growth through its drilling program.  The Company drilled 324 gross (252 net) wells in the first six months of 2008, including 161 horizontal shale wells, 7 horizontal Berea wells and the Company’s first exploratory vertical Utica well, compared to 277 gross (198 net) wells in the first six months of 2007 which included 16 horizontal shale wells.  As of June 30, 2008, the Utica well has not been turned in-line as the Company is in the process of evaluating a nearby horizontal Marcellus well; the Marcellus well will then need to be temporarily shut-in to allow for the Utica well to be tied-in and evaluated.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE PRODUCTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%	2008	2007	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	21,543	21,024	2.5	42,564	41,440	2.7
Company usage, line loss (MMcfe)	(1,587)	(1,621)	(2.1)	(2,893)	(2,699)	7.2
Total sales volumes (MMcfe)	19,956	19,403	2.9	39,671	38,741	2.4

Average (well-head) sales price ($/Mcfe)	$6.14	$4.79	28.2	$5.67	$4.61	23.0

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.33	$0.30	10.0	$0.31	$0.31	–
Production taxes ($/Mcfe)	$0.61	$0.45	35.6	$0.55	$0.46	19.6
Production depletion ($/Mcfe)	$0.81	$0.70	15.7	$0.81	$0.70	15.7

Production depletion	$17,502	$14,737	18.8	$34,593	$29,069	19.0
Other depreciation, depletion and amortization (DD&A)	1,119	930	20.3	2,149	1,891	13.6
Total DD&A	$18,621	$15,667	18.9	$36,742	$30,960	18.7

Capital expenditures (thousands)	$146,413	$67,623	116.5	$242,876	$124,388	95.3

FINANCIAL DATA (Thousands)

Total operating revenues	$124,949	$95,491	30.8	$230,026	$183,469	25.4

Operating expenses:
LOE, excluding production taxes	7,054	6,354	11.0	13,016	12,887	1.0
Production taxes	13,114	9,530	37.6	23,337	19,103	22.2
Exploration expense	838	117	616.2	1,393	399	249.1
Selling, general and administrative (SG&A)	11,145	5,884	89.4	21,029	23,420	(10.2)
DD&A	18,621	15,667	18.9	36,742	30,960	18.7
Total operating expenses	50,772	37,552	35.2	95,517	86,769	10.1
Operating income	$74,177	$57,939	28.0	$134,509	$96,700	39.1

Three Months Ended June 30, 2008

vs. Three Months Ended June 30, 2007

Equitable Production’s operating income totaled $74.2 million for the three months ended June 30, 2008 compared to $57.9 million for the three months ended June 30, 2007.  The $16.3 million increase in operating income was primarily the result of an increase in the average well-head sales price.

Total operating revenues were $124.9 million for the three months ended June 30, 2008 compared to $95.5 million for the three months ended June 30, 2007.  The $29.4 million increase in total operating revenues was primarily due to a 28% increase in the average well-head sales price and a 6% increase in production sales volumes, excluding volumes from properties sold during 2007.  The $1.35 per Mcfe increase in the average well-head sales price was primarily attributable to a $3.38 increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price.  The increase in production sales volumes was primarily the result of increased production from the 2007 and 2008 drilling programs, partially offset by the normal production decline in the Company’s wells.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $50.8 million for the three months ended June 30, 2008 compared to $37.6 million for the three months ended June 30, 2007.  The increase in SG&A was primarily due to higher overhead costs associated with the growth of the Company and incentive plan expenses, as well as adjustments to the allowance for doubtful accounts due to increased commodity prices.  The increase in production taxes was primarily due to an increase in severance taxes (a production tax directly imposed on the value of the gas extracted) resulting primarily from higher gas commodity prices.  The increase in DD&A was due to increased depletion expense resulting from increases in the unit rate ($2.5 million) and volume ($0.3 million).  The $0.11 increase in the depletion rate is attributable to the increased investment in oil and gas producing properties.

Six Months Ended June 30, 2008

vs. Six Months Ended June 30, 2007

Equitable Production’s operating income totaled $134.5 million for the six months ended June 30, 2008 compared to $96.7 million for the six months ended June 30, 2007.  The $37.8 million increase in operating income was primarily the result of an increase in the average well-head sales price, the establishment in 2007 of reserves in connection with legal disputes and an increase in 2008 in production sales volumes.

Total operating revenues were $230.0 million for the six months ended June 30, 2008 compared to $183.5 million for the six months ended June 30, 2007.  The $46.5 million increase in total operating revenues was primarily due to a 23% increase in the average well-head sales price and an 8% increase in production sales volumes, excluding volumes from properties sold during 2007.  The $1.06 per Mcfe increase in the average well-head sales price was primarily attributable to a $2.32 increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price.  The increase in production sales volumes was the result of increased production from the 2007 and 2008 drilling programs, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $95.5 million for the six months ended June 30, 2008 compared to $86.8 million for the six months ended June 30, 2007.  The increase in DD&A was primarily due to increased depletion expense resulting from increases in the unit rate ($4.8 million) and volume ($0.7 million).  The $0.11 increase in the depletion rate is attributable to the increased investment in oil and gas producing properties.  The increase in production taxes is primarily due to increased severance taxes mainly resulting from higher gas commodity prices.  The decrease in SG&A was primarily due to 2007 reserves for certain legal disputes and a decrease in 2008 in other legal fees, settlements and expenses, partially offset by higher overhead costs associated with the growth of the Company and incentive plan expenses, as well as adjustments to the allowance for doubtful accounts due to increased commodity prices.

OUTLOOK

Equitable Production’s business strategy is focused on growth of the Company’s natural gas reserves.  Key elements of Equitable Production’s strategy include:

•                  Expanding reserves and production through horizontal drilling in Appalachia.  Through its capital program, Equitable Production is seeking to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential.  A substantial portion of the Company’s 2008 drilling efforts is focused on drilling horizontal wells in shale formations in Kentucky and West Virginia.  The Company estimates that more than 350 horizontal wells will be drilled in 2008.

•                  Exploiting additional reserve potential through key emerging development plays.  In 2008, the Company is examining the potential for exploitation of gas reserves in new geological formations and through different technologies.  Plans include re-entry wells in the Devonian shale, testing the Devonian shale in Virginia and the Utica shale in Pennsylvania and drilling high and low pressure Marcellus shale wells and Berea sandstone wells.  In addition, the Company will obtain proprietary seismic data in order to evaluate deep drilling opportunities for 2009.  Approximately 15% of wells drilled in 2008 are expected to be located in these emerging development plays in the Appalachian Basin.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE MIDSTREAM

OVERVIEW

Equitable Midstream’s net operating revenues for the second quarter increased by 22% from 2007 to 2008.  This increase was primarily due to higher average gathering fees and higher average NGL sales prices in the gathering and processing business and revenues related to the Big Sandy Pipeline, which came on-line in the second quarter of 2008, in the transmission and storage business.  Increases in net operating revenues were partially offset by an increase in operating expenses.

During May 2007, the Equitable Midstream segment contributed certain Nora area gathering facilities and pipelines to Nora Gathering, LLC, a newly formed entity that is equally owned by the Company and Pine Mountain Oil and Gas, Inc., in exchange for a 50% equity interest in the LLC and cash.  As a result of the gathering asset contribution, gathered volumes, gathering revenues and gathering-related expenses related to the Nora area gathering activities, which are included in the 2007 results, are not included in Equitable Midstream’s operating results for 2008.  However, Equitable Midstream records its 50% equity interest in the earnings of Nora Gathering, LLC in equity in earnings of nonconsolidated investments.

In 2006, Equitrans entered into a rate case settlement with the Federal Energy Regulatory Commission (FERC) that allows Equitrans, among other things, to institute an annual surcharge for the tracking and recovery of all costs (operations, maintenance and return on invested capital) incurred on and after September 1, 2005, related to Equitrans’ Pipeline Safety Program under the Pipeline Safety Improvement Act of 2002.  On March 29, 2007, the Company received approval, subject to refund, to institute the surcharge, and on April 1, 2007, the Company commenced billing the surcharge.  On November 26, 2007, FERC removed the refund condition and approved the surcharge effective April 1, 2007.  Filings to modify the surcharge must be made on or before March 1 of each year for approval by FERC.  On February 29, 2008, the Company filed to increase its existing Pipeline Safety Surcharge.  On March 27, 2008, the Company received an Interim Order from FERC granting approval, subject to refund, to institute the increased surcharge effective April 1, 2008.  On June 30, 2008, FERC removed the refund condition and approved the surcharge as filed effective April 1, 2008.  The Company anticipates continuing to utilize the surcharge mechanism in future years to recover costs incurred in connection with its Pipeline Safety Program.

 The Company is currently commissioning the first phase of the Mayking Corridor Project (Mayking).  This phase provides additions to Equitable Midstream’s existing gathering system in eastern Kentucky, including new compressor units, to gather and transport gas to the Langley processing facility.  This project will help to mitigate curtailments and increase the flexibility and reliability of the Company’s gathering systems in transporting gas to market by providing additional capacity.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE MIDSTREAM

	Three Months Ended June 30,			Six Months Ended June 30,

	2008	2007	%	2008	2007	%
OPERATIONAL DATA
Gathering and processing:
Gathered volumes (MMBtu)	33,444	36,502	(8.4)	67,281	77,795	(13.5)
Average gathering fee ($/MBtu)	$1.00	$0.83	20.5	$0.99	$0.84	17.9
Gathering and compression expense ($/MBtu)	$0.38	$0.35	8.6	$0.36	$0.34	5.9
NGLs sold (Mgal) (a)	17,181	17,753	(3.2)	35,574	36,383	(2.2)
Average NGL sales price ($/gal)	$1.57	$1.04	51.0	$1.47	$0.98	50.0

Net operating revenues (thousands):
Gathering and processing	$42,398	$35,255	20.3	$87,181	$75,004	16.2
Transmission and storage	18,168	14,242	27.6	66,838	57,607	16.0
Total net operating revenues	$60,566	$49,497	22.4	$154,019	$132,611	16.1

Net operating income (thousands):
Gathering and processing	$17,056	$14,248	19.7	$39,178	$31,006	26.4
Transmission and storage	6,572	6,414	2.5	45,304	41,297	9.7
Total net operating income	$23,628	$20,662	14.4	$84,482	$72,303	16.8

DD&A (thousands):
Gathering and processing	$5,558	$4,787	16.1	$11,086	$9,847	12.6
Transmission and storage	2,285	1,751	30.5	3,975	3,566	11.5
Total DD&A	$7,843	$6,538	20.0	$15,061	$13,413	12.3

Capital expenditures (thousands)	$152,099	$99,859	52.3	$247,664	$188,027	31.7

FINANCIAL DATA (Thousands)

Total operating revenues	$153,777	$122,482	25.6	$375,102	$292,769	28.1
Purchased gas costs	93,211	72,985	27.7	221,083	160,158	38.0
Total net operating revenues	60,566	49,497	22.4	154,019	132,611	16.1

Operating expenses:
Operating and maintenance (O&M)	17,678	16,334	8.2	32,943	33,221	(0.8)
SG&A	11,417	5,963	91.5	21,533	13,674	57.5
DD&A	7,843	6,538	20.0	15,061	13,413	12.3
Total operating expenses	36,938	28,835	28.1	69,537	60,308	15.3
Operating income	$23,628	$20,662	14.4	$84,482	$72,303	16.8

Other income	$1,464	$1,375	6.5	$4,847	$2,138	126.7
Equity in earnings of nonconsolidated investments	$1,471	$568	159.0	$2,626	$568	362.3

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2008

vs. Three Months Ended June 30, 2007

Equitable Midstream’s operating income totaled $23.6 million for the three months ended June 30, 2008 compared to $20.7 million for the three months ended June 30, 2007, an increase of $2.9 million between years.  An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $60.6 million for the three months ended June 30, 2008 compared to $49.5 million for the three months ended June 30, 2007.  The $11.1 million increase in total net operating revenues was due to a $7.1 million increase in gathering and processing net operating revenues and a $4.0 million increase in transmission and storage net operating revenues.  The increase in gathering and processing net operating revenues was due to a 21% increase in the average gathering fee and a 51% higher sales price for NGL products, partially offset by an 8% decline in gathered volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to ensuring that this fee is sufficient to cover increasing operating costs.  Market prices for propane and other NGLs increased significantly in the second quarter of 2008 compared to the same period of 2007.  The decrease in gathered volumes is primarily the result of a reduction in volumes gathered for Equitable Production due to the 2007 contribution of gathering facilities and pipelines to Nora Gathering, LLC, partially offset by increased Company production and third party volumes.  The increase in transmission and storage net operating revenues was due to new transmission revenues from the Big Sandy Pipeline which came on-line in the second quarter of 2008, the Pipeline Safety surcharge that was unconditionally approved in June 2008 and increased third party marketing utilizing Big Sandy pipeline capacity.  Total operating revenues increased by $31.3 million, or 26%, primarily as a result of higher sales prices on increased commercial activities related to contractual transmission and storage assets, as well as the increase in processing revenues related to higher sales prices for NGL products.  Total purchased gas costs increased due to the higher gas costs on increased contractual transmission and storage activities as well as higher gas costs related to processing activities.

Operating expenses totaled $36.9 million for the three months ended June 30, 2008 compared to $28.8 million for the three months ended June 30, 2007.  The $8.1 million increase in operating expenses was due to increases of $5.4 million in SG&A, $1.4 million in O&M and $1.3 million in DD&A.  The increase in SG&A is primarily due to higher overhead costs associated with the growth of the Company and higher labor costs due to growth in the Midstream business, partially offset by decreased SG&A for the gathering assets contributed to Nora Gathering, LLC.  The O&M increase resulted mainly from increased labor, non-income taxes and electricity partially offset by the gathering asset contribution to Nora Gathering, LLC.  The increase in DD&A was primarily due to the increased infrastructure investment during 2008, partially offset by decreased depreciation relating to the gathering asset contribution to Nora Gathering, LLC.

Equity in earnings of nonconsolidated investments totaled $1.5 million for the three months ended June 30, 2008 compared to $0.6 million for the three months ended June 30, 2007.  Equity earnings are recorded for Equitable Midstream’s investment in Nora Gathering, LLC, which was formed in May 2007.

Six Months Ended June 30, 2008

vs. Six Months Ended June 30, 2007

Equitable Midstream’s operating income totaled $84.5 million for the six months ended June 30, 2008 compared to $72.3 million for the six months ended June 30, 2007, an increase of $12.2 million between years.  An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $154.0 million for the six months ended June 30, 2008 compared to $132.6 million for the six months ended June 30, 2007.  The $21.4 million increase in total net operating revenues was due to a $12.2 million increase in gathering and processing net operating revenues and a $9.2 million increase in transmission and storage net operating revenues.  The increase in gathering and processing net operating revenues was due to a 50% higher sales price for NGL products and an 18% increase in the average gathering fee, partially offset by a 14% decline in gathered volumes.  Commodity market prices for propane and other NGLs increased significantly in the first six months of 2008 compared to the same period of 2007.  The increase in the average gathering fee is reflective of the Company’s commitment to ensuring that this fee is sufficient to cover increasing operating costs.  The decrease in gathered volumes reported is primarily the result of a reduction in volumes gathered for Equitable Production due to the 2007 contribution of gathering facilities and pipelines to Nora Gathering, LLC,

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

partially offset by increased Company production.  The increase in transmission and storage net operating revenues was due to increased commercial storage activity for contracts settled in the six months of 2008 compared to the six months of 2007.  The 2008 transmission and storage net operating revenues were also increased from prior year due to new transmission revenues from the Big Sandy Pipeline which came on-line in the second quarter of 2008 and the Pipeline Safety surcharge that was unconditionally approved by FERC in June 2008.  Total operating revenues increased by $82.3 million, or 28%, primarily as a result of increased gas prices on increased commercial activities related to contractual transmission and storage assets, as well as the increase in processing revenues related to higher sales prices for NGL products.  Total purchased gas costs increased due to the increased gas costs on increased contractual transmission and storage activities as well as higher gas costs related to processing activities.

Operating expenses totaled $69.5 million for the six months ended June 30, 2008 compared to $60.3 million for the six months ended June 30, 2007.  The $9.2 million increase in operating expenses was due to increases of $7.8 million in SG&A and $1.7 million in DD&A, partially offset by a decrease of $0.3 million in O&M.  The increase in SG&A is primarily due to higher overhead costs associated with the growth of the Company and higher labor costs due to growth in the Midstream business, partially offset by decreased SG&A for the gathering assets contributed to Nora Gathering, LLC.  The increase in DD&A was primarily due to the increased investment in infrastructure during 2008, partially offset by decreased depreciation relating to the gathering asset contribution to Nora Gathering, LLC.  The decrease in O&M resulted mainly from the gathering asset contribution to Nora Gathering, LLC partially offset by increased electricity charges for the gathering and processing business due to new compressors and processing facilities, as well as increased labor and non-income taxes.

Other income represents allowance for equity funds used during construction.  The $2.7 million increase from 2007 to 2008 was primarily the result of increased capital spending during the construction period for the Big Sandy Pipeline as well as spending on regulated pipeline safety and integrity projects.

Equity in earnings of nonconsolidated investments totaled $2.6 million for the six months ended June 30, 2008 compared to $0.6 million for the six months ended June 30, 2007.  This is related to equity earnings recorded for Equitable Midstream’s investment in Nora Gathering, LLC, which was formed in May 2007.

OUTLOOK

Equitable Midstream’s business strategy is focused on growth through expansion of its infrastructure in the Appalachian Basin.  The most significant challenge facing the Company, and the Appalachian Basin in general, is the availability of pipeline infrastructure required to get the gas to market.  As Equitable Production and other producers continue to expand the development of their reserves, the need for such infrastructure becomes more vital.

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE DISTRIBUTION

OVERVIEW

Equitable Distribution’s net operating revenues for the second quarter decreased by 4% from 2007 to 2008 primarily due to warmer weather.  The weather in Equitable Gas Company’s (Equitable Gas) service territory in the second quarter of 2008 was 7% warmer than the second quarter of 2007, and was 18% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average for the Company’s service territory.  The weather in the second quarter of 2007 was 12% warmer than the 30-year average.

Total operating expenses in the second quarter of 2008 were essentially flat compared to the same period in prior year.  However, excluding the costs incurred in the second quarter of 2007 related to the now terminated agreement to acquire Peoples and Hope, total operating costs increased $4.5 million.  These increases were related to higher bad debt expense, O&M and overhead expenses and costs associated with the new holding company organizational structure.

On June 30, 2008, Equitable Gas filed a request with the Pennsylvania Public Utility Commission (PA PUC) to increase the rates it charges consumers and businesses for delivery of natural gas.  It is the first delivery rate increase that Equitable Gas has requested in more than a decade.  The main determinants for the proposed rate increase are the approximately $360 million in investments made in pipeline infrastructure to ensure safe and reliable supply of natural gas to its customers since the last rate increase and the Universal Services Programs to provide assistance to low-income customers as mandated by the PA PUC.  The proposed increase, which totals $51.9 million annually, is subject to PA PUC review and is expected to increase residential gas bills by less than 10% per month.

RESULTS OF OPERATIONS

EQUITABLE DISTRIBUTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%	2008	2007	%

OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 705; YTD - 3,635)	577	617	(6.5)	3,461	3,465	(0.1)

Residential sales and transportation volumes (MMcf)	2,647	3,301	(19.8)	14,710	15,251	(3.5)
Commercial and industrial volumes (MMcf)	5,224	5,632	(7.2)	16,835	15,638	7.7
Total throughput (MMcf) – Distribution	7,871	8,933	(11.9)	31,545	30,889	2.1

Net operating revenues (thousands):
Residential	$18,338	$19,093	(4.0)	$59,626	$60,268	(1.1)
Commercial & industrial	7,500	7,553	(0.7)	27,334	25,510	7.2
Off-system and energy services	4,304	4,653	(7.5)	9,248	10,963	(15.6)
Total net operating revenues	$30,142	$31,299	(3.7)	$96,208	$96,741	(0.6)

Capital expenditures (thousands)	$12,378	$9,143	35.4	$19,983	$20,963	(4.7)

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	%	2008	2007	%

FINANCIAL DATA (thousands)

Total operating revenues	$114,731	$133,099	(13.8)	$370,693	$384,480	(3.6)
Purchased gas costs	84,589	101,800	(16.9)	274,485	287,739	(4.6)
Net operating revenues	$30,142	$31,299	(3.7)	$96,208	$96,741	(0.6)

Operating expenses:
O&M	$11,202	$9,873	13.5	$21,318	$20,132	5.9
SG&A	11,756	12,904	(8.9)	24,703	29,457	(16.1)
DD&A	5,155	5,087	1.3	10,208	10,040	1.7
Total operating expenses	28,113	27,864	0.9	56,229	59,629	(5.7)
Operating income	$2,029	$3,435	(40.9)	$39,979	$37,112	7.7

Three Months Ended June 30, 2008

vs. Three Months Ended June 30, 2007

Equitable Distribution’s operating income totaled $2.0 million for 2008 compared to $3.4 million for 2007.  The $1.4 million decrease in operating income is primarily due to lower net operating revenues resulting from the 7% warmer weather compared to prior year.

Net operating revenues were $30.1 million for 2008 compared to $31.3 million for 2007.  The $1.2 million decrease in net operating revenues and the 20% reduction in residential sales and transportation volumes primarily resulted from the warmer weather.  Commercial and industrial volumes and net operating revenues were slightly lower in the second quarter of 2008 compared to the same period in 2007, while off-system and energy services net operating revenues decreased 8% due to lower asset optimization opportunities recognized.  The reduced off-system activities, which are typically high volume and low margin activities, also resulted in the reduction in total operating revenues and purchased gas costs.

Operating expenses totaled $28.1 million for 2008 compared to $27.9 million for 2007, a $0.2 million increase.   Included in operating expenses in 2007 was $4.3 million of expenses incurred in connection with the now terminated agreement to acquire Peoples and Hope.  Offsetting this decrease was a $2.1 million increase in bad debt expense due to higher gas prices and an increase in customer participation in Equitable Distribution’s Customer Assistance Program, a $1.3 million increase in O&M expense primarily related to increased maintenance activities and fleet-related costs, increased general overhead costs and costs incurred in connection with the recently completed holding company reorganization.

Six Months Ended June 30, 2008

vs. Six Months Ended June 30, 2007

Equitable Distribution’s operating income totaled $40.0 million for the six months ended June 30, 2008 compared to $37.1 million for 2007.  The $2.9 million increase in operating income is primarily due to lower operating expenses related to the impact of transition planning costs incurred in 2007 for the now terminated agreement to acquire Peoples and Hope, partially offset by reduced net operating revenues due to warmer weather.

Net operating revenues were $96.2 million for the six months ended June 30, 2008 compared to $96.7 million for the same period in 2007, a $0.5 million decrease.  Off-system and energy services net operating revenues decreased $1.7 million due to lower asset optimization opportunities recognized in the first six months of 2008 as compared to the same period in 2007, which also resulted in a reduction in total operating revenues and purchased gas costs.  Residential net operating revenues decreased $0.6 million due to warmer overall weather during the first four months of 2008 compared to 2007.  These decreases were mostly offset by an increase in commercial and industrial net

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating revenues of $1.8 million due to an increase in performance-based revenues.  Commercial and industrial volumes increased 1,197 MMcf from 2007 to 2008 primarily due to an increase in usage by one industrial customer. These high volume industrial sales have very low margins and did not significantly impact total net operating revenues.

Operating expenses totaled $56.2 million for the six months ended June 30, 2008 compared to $59.6 million for the same period in 2007, a $3.4 million decrease.  Included in operating expenses in 2007 was $9.2 million of expenses incurred in connection with the now terminated agreement to acquire Peoples and Hope.  Offsetting this decrease was a $3.4 million increase in bad debt expense resulting from a significant increase in customer participation in Equitable Distribution’s Customer Assistance Program and higher gas prices, a $1.2 million increase in O&M expense primarily related to increased maintenance activities and fleet-related costs, increased general overhead costs and costs incurred in connection with the recently completed holding company reorganization.

OUTLOOK

On June 30, 2008, Equitable Gas filed with the PA PUC a base rate case for the Pennsylvania distribution business.  Based on the PA PUC regulations, the rate case proceeding will typically be resolved within nine months of the filing date, or March 31, 2009.  The proposed rate increase will allow Equitable Distribution to earn a more appropriate return on its asset base.  Equitable Distribution’s business strategy is focused on enhancing the value of its existing distribution assets by establishing a reputation for excellent customer service; effectively managing its capital spending; improving the efficiency of its work force through superior work management; and continuing to leverage technology throughout its operations.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash during the first six months of 2008 were cash flows from operating activities as well as proceeds from a public offering of Senior Notes and a public offering of the Company’s common stock.  The Company used the cash primarily to pay short-term notes and to fund its capital spending program.

Cash Flow from Operating Activities

The Company’s net cash provided by operating activities during the six months ended June 30, 2008 was $88.7 million compared to $312.0 million for the same period of 2007.   The decrease in cash flow was attributed to a $233.7 million increase in cash required for margin deposits on the Company’s natural gas hedge agreements during the first six months of 2008 compared to a $10.9 million increase in cash required for margin deposits during the first six months of 2007.  The net increase in margin deposit requirements during the first six months of 2008 was primarily the result of a significant increase in natural gas prices in 2008.

In addition, changes in cash flow from operations are largely due to the same factors that affect the Company’s net income excluding non-cash items such as deferred income taxes and depreciation, depletion and amortization.  The Company’s increased sales revenues resulting from higher prices and sales volumes contributed to the cash flow from operations during the first six months of 2008.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $524.9 million for the first six months of 2008 compared to $223.2 million for the same period a year ago.  The increase between years was driven by an increase in capital expenditures as well as the impact of $112.8 million in proceeds received in 2007 related to the Nora asset sale and contribution.  Also during the six months ended June 30, 2008, the Company made capital contributions totaling $10.8 million to Nora Gathering, LLC for use in midstream infrastructure projects.

Capital expenditures primarily consist of amounts related to the Company’s drilling and development operations and midstream infrastructure growth.  Capital expenditures for drilling and development totaled $242.9 million and $124.4 million during the first six months of 2008 and 2007, respectively.   The Company drilled 324 gross wells in the first six months of 2008 compared to 277 gross wells during the same period a year ago.  Additionally, the

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

percentage of wells drilled horizontally increased to 52% of total wells for the first six months of 2008 from 6% for the first six months of 2007.  The average cost per horizontal well is greater than the cost per vertical well, while the Company expects that average recovery results from horizontal wells will also be greater than that of vertical wells.

Capital expenditures for the midstream operations totaled $247.7 million and $188.0 million during the first six months of 2008 and 2007, respectively.  These capital expenditures are used primarily for the construction and expansion of natural gas pipelines and natural gas processing facilities.  Included in such expenditures for the first six months of 2008 was $129 million for surface pressure projects, including $53 million in the Mayking corridor; $44 million for the Ranger liquids line project and Langley processing plant upgrade; and $29 million for completion of the Big Sandy Pipeline.

Capital expenditures for distribution infrastructure totaled $20.0 million for the six months ended June 30, 2008 compared to $21.0 million for the same period in 2007.

In July 2008, the Company’s Board of Directors approved an increase to the Company’s capital and exploratory commitments for the Production and Midstream operations.  The additional 2008 approval reflects the acceleration of key pipeline infrastructure projects into 2008 and acceleration of the Company’s well development program, as well as pre-orders for goods and services in anticipation of both Production and Midstream 2009 projects.

The Company now forecasts total capital and exploratory expenditures of approximately $1.6 billion for 2008.  This includes over $800 million for well development and exploration including lease acquisitions, over $700 million for midstream infrastructure and approximately $50 million for distribution infrastructure projects.

Cash Flow from Financing Activities

Net cash provided by financing activities was $523.0 million for the first six months of 2008 compared to net cash used during the same period in 2007 of $18.1 million.  One increase in cash flow was as a result of net proceeds of $560.8 million received from a public offering of 8.625 million shares of common stock in the second quarter of 2008.  The proceeds from the offering are being used for general corporate purposes, including the Company’s natural gas drilling, development and midstream infrastructure projects.  The cash flow provided by financing activities also included a public offering during the first quarter of 2008 of $500.0 million in aggregate principal of 6.50% Senior Notes.  The proceeds were used to repay short-term notes under the Company’s revolving credit facility during the period.  The Company repaid $34.0 million in short-term loans during the same period in 2007.

The Company also repaid the remaining $29.3 million balance on a note to Nora Gathering, LLC.  During the same period in 2007, the Company received $62.8 million relating to the Nora Gathering, LLC note.  See Note K to the Company’s Condensed Financial Statements for further discussion of this transaction.

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

Unsecured
	Medium-Term	Commercial
Rating Service	Notes	Paper
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-3

On June 24, 2008, Standard & Poor’s Ratings Services (S&P) lowered its short-term issuer rating on Equitable Resources, Inc.’s commercial paper to ‘A-3’ from ‘A-2’.  The action represents a correction of existing ratings related to S&P’s January 15, 2008 downgrade of the Company’s corporate credit and senior unsecured ratings, rather than a response to new information about the Company or a change in S&P’s view of the Company’s credit quality.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The S&P ratings include a negative outlook, reflecting “the increasing influence of Equitable’s E&P operations over the entire Company.”

The Company’s credit ratings may be subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant.  If the credit rating agencies downgrade the Company’s ratings, particularly below investment grade, it may limit the Company’s access to the capital markets and borrowing costs would increase.  In addition, the Company would likely be required to pay a higher interest rate in future financings, incur increased margin deposit requirements with respect to its hedging instruments, and the potential pool of investors and funding sources would decrease.  The margin amount can change as a result of gas prices, as well as credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of June 30, 2008, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to ensure an adequate level of return for the significant well development and infrastructure investments at Equitable Production and Equitable Midstream.  The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.  The preponderance of derivative commodity instruments currently utilized by the Company are fixed price swaps or collars.

During the first six months of 2008, the Company increased its hedge position for 2008 through 2015 by using cashless collars.  As of June 30, 2008, the approximate volumes and prices of the Company’s hedge position for 2008 through 2010 production are:

	2008**	2009	2010
Swaps
Total Volume (Bcf)	25	37	35
Average Price per Mcf (NYMEX)*	$ 4.62	$ 5.91	$ 5.96

Collars
Total Volume (Bcf)	7	23	21
Average Floor Price per Mcf (NYMEX)*	$ 7.58	$ 7.34	$ 7.29
Average Cap Price per Mcf (NYMEX)*	$ 12.28	$ 13.68	$ 13.51

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

Incentive Compensation

The Company accounts for its share-based payment arrangements in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” and accordingly records compensation cost for all forms of share-based payments to employees, including employee stock options, in its financial statements.  The Company’s recent compensation practices have focused primarily on the issuance of performance-based units and time-restricted stock awards, for which it recognizes compensation cost over the applicable vesting periods.  All stock options outstanding as of June 30, 2008 are fully vested.

The Company recorded the following incentive compensation cost, including amounts both expensed and capitalized, in its financial statements for the periods indicated below:

	Six Months Ended June 30,
	2008	2007
	(Millions)
Short-term incentive compensation	$10.2	$7.2
Long-term incentive compensation	48.7	49.5
Total incentive compensation	$58.9	$56.7

The long-term incentive compensation is primarily associated with the 2005 Executive Performance Incentive Program (2005 Program).  The Company’s current payout multiple assumption of 250% of the units awarded is the maximum available under the 2005 Program.  Assuming no change in this assumption, if the December 31, 2008 stock price is $65, approximately $25 million of compensation expense for the 2005 Program will be recorded during the final six months of 2008.  A $60 stock price at December 31, 2008 would result in compensation expense of approximately $14 million during the final six months of 2008.  A $55 stock price at December 31, 2008 would result in no compensation expense for the 2005 Program for the final six months of 2008, as the accrual at June 30, 2008 would be approximately equal to the final payout of the 2005 Program.

Dividend

On July 9, 2008, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable September 1, 2008, to shareholders of record on August 8, 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2008.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  Due to the significant increase in well development and infrastructure investment at Equitable Production and Equitable Midstream, the Company’s overall objective in its hedging program is to ensure an adequate level of return for these investments.  To the extent that the Company has hedged its production at prices below the current market price, the Company is unable to benefit fully from increases in the price of natural gas.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2008, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 290.6 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2008 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $289.2 million.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2008 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $293.6 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2008.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Less than one percent or $1.5 million, of OTC derivative contracts outstanding at June 30, 2008 have a positive fair value.  As of June 30, 2008, all outstanding derivative contracts are with counterparties having an S&P rating of A- or above.

As of June 30, 2008, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  Furthermore, except for the adjustments recorded in connection with the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” described in Note E to the Condensed Consolidated Financial Statements, the Company made no adjustments to the fair value of derivative contracts due to credit related concerns.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

Equitable Resources, Inc. and Subsidiaries

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kay Company, LLC et al v. Equitable Production Company et al, U.S. District Court, Southern District of West Virginia

On July 31, 2006, Equitable Production Company was served with a gas royalty action filed by several royalty owners in the Roane County, West Virginia Circuit Court which alleges Equitable Production Company failed to pay royalties on the fair value of the gas produced and marketed from the leases and took improper post-production deductions from the royalties paid. The suit seeks class certification, compensatory and punitive damages, an accounting, and other relief based on alleged breach of contract, breach of fiduciary duty and fraudulent concealment.  Equitable Production Company removed the suit to the U.S. District Court for the Southern District of West Virginia on August 7, 2006. The plaintiffs have filed an amended complaint naming the Company as an additional defendant.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended June 30, 2008.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

April 2008 (April 1 – April 30)	1,449	$64.54	–	8,385,400

May 2008 (May 1 – May 31)	906	$71.76	–	8,385,400

June 2008 (June 1 – June 30)	1,375	$68.80	–	8,385,400

Total	3,730		–

(a)                                  Includes 380 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 3,350 shares for Company-directed purchases made by the Company’s 401(k) plans.

(b)                                 Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 23, 2008.

b)	Brief description of matters voted upon:

	(1)	Elected the named directors to serve a three-year term expiring 2011 as follows:

	Director	Shares Voted For	Shares Withheld

	Phyllis A. Domm, Ed.D.	107,856,303	1,122,194
	David L. Porges	107,889,984	1,088,513
	James E. Rohr	107,614,067	1,364,430
	David S. Shapira	107,848,010	1,130,487

The following Directors’ terms continued after the Annual Meeting of Shareholders:
until 2009 - Barbara S. Jeremiah and Lee T. Todd, Jr., Ph.D.
until 2010 - Vicky A. Bailey, Murry S. Gerber, George L. Miles, Jr., James W. Whalen

(2)	Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2008. Vote was 108,210,898 shares for; 549,221 shares against and 218,378 shares abstained.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

1.1	Underwriting Agreement dated May 6, 2008 among Equitable Resources, Inc. and Deutsche
Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC
and Lehman Brothers Inc., as representatives of the underwriters named therein.

3.1	Articles of Incorporation

3.2	By-Laws

4.1	Supplemental Indenture, dated June 30, 2008, between the Company and Deutsche Bank Trust
Company Americas

4.2	Supplemental Indenture, dated June 30, 2008, between the Company and Bank of New York

4.3	Second Supplemental Indenture dated as of June 30, 2008 between Equitable Resources, Inc.
and The Bank of New York

10.1	Consent dated June 9, 2008 with Murry S. Gerber

10.2	Consent dated June 9, 2008 with David L. Porges

10.3	Consent dated June 9, 2008 with Philip P. Conti

10.4	Consent dated June 9, 2008 with Randall L. Crawford

10.5	Consent dated June 9, 2008 with Joseph E. O’Brien

10.6	Consent dated June 9, 2008 with Johanna G. O’Loughlin

10.7	Form of Director Consent between Equitable Resources, Inc. and outside directors

10.8	Assignment and Assumption Agreement and Amendment to Credit Agreement, among
Equitable Resources, Inc., a Pennsylvania corporation formed in 1926, the Company, Bank of
America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit issuer.

10.9	Agreement and Plan of Merger

10.10	Assignment and Assumption Agreement (for Benefit Plans)

10.11	Master Assignment, Assumption and Acknowledgment Agreement

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  August 1, 2008

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference
1.1

Underwriting Agreement dated May 6, 2008 among Equitable Resources, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as representatives of the underwriters named therein.

Filed as Exhibit 1.1 to Form 8-K filed on May 12, 2008

3.1	Articles of Incorporation	Filed as Exhibit 3.01 to Form 8-K filed on July 1, 2008

3.2	By-Laws	Filed as Exhibit 3.02 to Form 8-K filed on July 1, 2008

4.1	Supplemental Indenture, dated June 30, 2008, between the Company and Deutsche Bank Trust Company Americas	Filed as Exhibit 4.01(g) to Form 8-K filed on July 1, 2008

4.2	Supplemental Indenture, dated June 30, 2008, between the Company and Bank of New York	Filed as Exhibit 4.02(f) to Form 8-K filed on July 1, 2008

4.3	Second Supplemental Indenture dated as of June 30, 2008 between Equitable Resources, Inc. and The Bank of New York	Filed as Exhibit 4.03(c) to Form 8-K filed on July 1, 2008

10.1	Consent dated June 9, 2008 with Murry S. Gerber	Filed as Exhibit 10.12(i) to Form 8-K filed on July 1, 2008

10.2	Consent dated June 9, 2008 with David L. Porges	Filed as Exhibit 10.13(g) to Form 8-K filed on July 1, 2008

10.3	Consent dated June 9, 2008 with Philip P. Conti	Filed as Exhibit 10.14(d) to Form 8-K filed on July 1, 2008

10.4	Consent dated June 9, 2008 with Randall L. Crawford	Filed as Exhibit 10.15(c) to Form 8-K filed on July 1, 2008

10.5	Consent dated June 9, 2008 with Joseph E. O’Brien	Filed as Exhibit 10.16(c) to Form 8-K filed on July 1, 2008

10.6	Consent dated June 9, 2008 with Johanna G. O’Loughlin	Filed as Exhibit 10.17(c) to Form 8-K filed on July 1, 2008

10.7	Form of Director Consent between Equitable Resources, Inc. and outside directors	Filed as Exhibit 10.19(b) to Form 8-K filed on July 1, 2008

10.8

Assignment and Assumption Agreement and Amendment to Credit Agreement, among Equitable Resources, Inc., a Pennsylvania corporation formed in 1926, the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit issuer.

Filed as Exhibit 10.23(b) to Form 8-K filed on July 1, 2008

10.9	Agreement and Plan of Merger	Filed as Exhibit 10.24(a) to Form 8-K filed on July 1, 2008

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference
10.10	Assignment and Assumption Agreement (for Benefit Plans)	Filed as Exhibit 10.24(b) to Form 8-K filed on July 1, 2008

10.11	Master Assignment, Assumption and Acknowledgment Agreement	Filed as Exhibit 10.24(c) to Form 8-K filed on July 1, 2008

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32