Form 10-Q
period 2008-09-30
EQUITABLE RESOURCES INC /PA/
filed 2008-10-24
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-3551

EQUITABLE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0464690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 North Shore Drive, Pittsburgh, Pennsylvania	15212
(Address of principal executive offices)	(Zip code)

(412) 553-5700
(Registrant’s telephone number, including area code)

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

As of September 30, 2008, 130,772,530 shares of common stock, no par value, of the registrant were outstanding.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands, except per share amounts)
Operating revenues	$297,827	$226,806	$1,167,610	$976,592
Cost of sales	82,114	68,722	471,644	405,687
Net operating revenues	215,713	158,084	695,966	570,905

Operating expenses:
Operation and maintenance	30,333	25,602	84,537	78,614
Production	23,076	15,847	59,965	48,085
Exploration	3,508	162	4,901	561
Selling, general and administrative	(38,199)	32,198	66,196	143,978
Depreciation, depletion and amortization	34,269	26,907	97,085	81,926
Total operating expenses	52,987	100,716	312,684	353,164

Operating income	162,726	57,368	383,282	217,741

Gain on sale of assets, net	–	–	–	119,401

Gain on sale of available-for-sale securities	–	–	–	1,042

Other income	611	2,204	5,709	4,488

Equity in earnings of nonconsolidated investments	1,557	1,423	4,548	2,198

Interest expense	13,012	11,557	40,992	35,604

Income before income taxes	151,882	49,438	352,547	309,266
Income taxes	55,684	16,513	130,438	112,380
Net income	$96,198	$32,925	$222,109	$196,886

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	130,540	121,380	126,223	121,319
Net income	$0.74	$0.27	$1.76	$1.62
Diluted:
Weighted average common shares outstanding	131,558	122,838	127,288	122,818
Net income	$0.73	$0.27	$1.74	$1.60
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Thousands)
Cash flows from operating activities:
Net income	$222,109	$196,886
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	8,591	(1,608)
Depreciation, depletion, and amortization	97,085	81,926
Gain on sale of assets, net	–	(119,401)
Gain on sale of available-for-sale securities	–	(1,042)
Other income	(5,709)	(4,488)
Equity in earnings of nonconsolidated investments	(4,548)	(2,198)
Deferred income taxes	195,381	71,385
Excess tax benefits from share-based payment arrangements	(1,129)	(4,447)
Increase in inventory	(57,450)	(29,465)
Decrease in accounts receivable and unbilled revenues	66,551	126,758
Increase in margin deposits	(24,742)	(7,259)
Decrease in accounts payable	(10,565)	(30,382)
Change in derivative instruments at fair value, net	(56,958)	18,898
Changes in other assets and liabilities	(101,745)	46,289
Net cash provided by operating activities	326,871	341,852

Cash flows from investing activities:
Capital expenditures	(959,962)	(532,664)
Capital contributions to Nora Gathering, LLC	(22,800)	–
Proceeds from sale of assets	–	184,576
Restricted cash from sale of assets	–	(68,256)
Proceeds from contribution of assets	–	23,262
Proceeds from sale of available-for-sale securities	–	7,295
Investment in available-for-sale securities	(3,000)	(9,709)
Net cash used in investing activities	(985,762)	(395,496)

Cash flows from financing activities:
Dividends paid	(82,589)	(80,306)
Proceeds from issuance of common stock	560,739	–
Proceeds from issuance of long-term debt	500,000	–
Debt issuance costs	(6,645)	–
Repayments and retirements of long term debt	–	(10,000)
(Decrease) increase in short-term loans	(356,333)	204,001
(Decrease) increase in note payable to Nora Gathering, LLC	(29,329)	45,501
Proceeds from exercises under employee compensation plans	842	2,673
Excess tax benefits from share-based payment arrangements	1,129	4,447
Net cash provided by (used in) financing activities	587,814	166,316

Net (decrease) increase in cash and cash equivalents	(71,077)	112,672
Cash and cash equivalents at beginning of period	81,711	–
Cash and cash equivalents at end of period	$10,634	$112,672

Cash paid during the period for:
Interest, net of amount capitalized	$25,616	$36,015
Income taxes, net of refund	$6,855	$25,331

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,634	$81,711
Accounts receivable (less accumulated provision for doubtful accounts: September 30, 2008, $20,773; December 31, 2007, $19,829)	152,173	188,561
Unbilled revenues	9,990	48,744
Margin deposits with financial institutions	30,672	5,930
Inventory	340,935	283,485
Derivative instruments, at fair value	86,372	37,143
Prepaid expenses and other	222,582	96,673
Total current assets	853,358	742,247

Equity in nonconsolidated investments	162,057	135,366

Property, plant and equipment	5,159,509	4,207,402
Less: accumulated depreciation and depletion	1,369,690	1,287,911
Net property, plant and equipment	3,789,819	2,919,491

Investments, available-for-sale	31,493	35,675
Other assets	109,375	104,192
Total assets	$4,946,102	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQUITABLE RESOURCES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	$93,667	$450,000
Note payable to Nora Gathering, LLC	–	29,329
Accounts payable	268,692	279,257
Derivative instruments, at fair value	345,250	516,626
Other current liabilities	249,848	244,096
Total current liabilities	957,457	1,519,308

Long-term debt	1,253,500	753,500

Other non-current liabilities:
Deferred income taxes and investment tax credits	658,531	400,465
Unrecognized tax benefits	54,981	50,845
Pension and other post-retirement benefits	38,915	41,768
Other credits	84,551	73,613
Total other non-current liabilities	836,978	566,691
Total liabilities	3,047,935	2,839,499

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: September 30, 2008, 157,630; December 31, 2007, 149,005	945,256	382,191
Treasury stock, shares at cost: September 30, 2008, 26,858; December 31, 2007, 26,853 (net of shares and cost held in trust for deferred compensation of 161, $2,734 and 180, $3,085)	(485,150)	(485,051)
Retained earnings	1,649,115	1,509,596
Accumulated other comprehensive loss	(211,054)	(309,264)
Total common stockholders’ equity	1,898,167	1,097,472
Total liabilities and stockholders’ equity	$4,946,102	$3,936,971

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.            Financial Statements

On June 30, 2008, the former Equitable Resources, Inc. (Old EQT) entered into and completed an Agreement and Plan of Merger (the Plan) under which Old EQT reorganized into a holding company structure such that a newly formed Pennsylvania corporation, also named Equitable Resources, Inc. (New EQT), became the publicly traded holding company of Old EQT and its subsidiaries.  The primary purpose of this reorganization (the Reorganization) was to separate Old EQT’s state-regulated distribution operations into a new subsidiary in order to better segregate its regulated and unregulated businesses and improve overall financing flexibility.  To effect the Reorganization, Old EQT formed New EQT, a wholly-owned subsidiary, and New EQT, in turn, formed EGC Merger Co., a Pennsylvania corporation owned solely by New EQT (MergerSub).  Under the Plan, MergerSub merged with and into Old EQT with Old EQT surviving (the Merger).  The Merger resulted in Old EQT becoming a direct, wholly-owned subsidiary of New EQT. Throughout the remainder of this Form 10-Q, references to “we,” “us,” “our,” “Equitable,” “Equitable Resources,” “Equitable Resources, Inc.” and the “Company” refer collectively to New EQT and its consolidated subsidiaries.

The accompanying unaudited Condensed Consolidated Financial Statements reflect the results of operations and financial position of Old EQT for the periods through June 30, 2008 and of New EQT for the periods after June 30, 2008.  These Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of Equitable Resources, Inc. and subsidiaries as of September 30, 2008, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto included in Equitable Resources’ Annual Report on Form 10-K for the year ended December 31, 2007, the Current Report on Form 8-K filed March 7, 2008 that recast the historical business segment information contained in the Company’s Annual Report on Form 10-K to reflect a change in organizational structure and segment reporting effective for 2008, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which begins on page 19 of this document.

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues from external customers:
Equitable Production	$122,083	$85,480	$352,109	$268,949
Equitable Midstream	186,114	122,467	561,216	415,236
Equitable Distribution	88,789	71,686	459,482	456,166
Less: intersegment revenues (a)	(99,159)	(52,827)	(205,197)	(163,759)
Total	$297,827	$226,806	$1,167,610	$976,592
Total operating expenses:
Equitable Production	$54,787	$37,324	$150,304	$124,093
Equitable Midstream	41,470	28,136	111,007	88,444
Equitable Distribution	24,160	26,351	80,389	85,980
Unallocated (income) expenses (b)	(67,430)	8,905	(29,016)	54,647
Total	$52,987	$100,716	$312,684	$353,164
Operating income:
Equitable Production	$67,296	$48,156	$201,805	$144,856
Equitable Midstream	29,772	23,473	114,254	95,776
Equitable Distribution	(1,772)	(5,356)	38,207	31,756
Unallocated income (expenses) (b)	67,430	(8,905)	29,016	(54,647)
Total	$162,726	$57,368	$383,282	$217,741

Reconciliation of operating income to net income:

Other income:
Equitable Midstream	$460	$2,090	$5,307	$4,228
Equitable Distribution	151	114	402	260
Total	$611	$2,204	$5,709	$4,488

Equity in earnings of nonconsolidated investments:
Equitable Production	$129	$90	$373	$228
Equitable Midstream	1,363	1,289	3,989	1,857
Unallocated	65	44	186	113
Total	$1,557	$1,423	$4,548	$2,198

Gain on sale of assets, net	$–	$–	$–	$119,401
Gain on sale of available-for-sale securities	–	–	–	1,042
Interest expense	13,012	11,557	40,992	35,604
Income taxes	55,684	16,513	130,438	112,380
Net income	$96,198	$32,925	$222,109	$196,886

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
	2008	2007
	(Thousands)
Segment Assets:
Equitable Production	$2,100,958	$1,614,787
Equitable Midstream	1,780,473	1,232,348
Equitable Distribution	931,760	906,113
Total operating segments	4,813,191	3,753,248
Headquarters assets, including cash and short-term investments	132,911	183,723
Total assets	$4,946,102	$3,936,971

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(Thousands)
Depreciation, depletion and amortization:
Equitable Production	$20,015	$15,312	$56,757	$46,272
Equitable Midstream	8,607	6,220	23,668	19,633
Equitable Distribution	5,207	4,994	15,415	15,034
Other	440	381	1,245	987
Total	$34,269	$26,907	$97,085	$81,926

Expenditures for segment assets:
Equitable Production	$250,058	$90,704	$492,934	$215,092
Equitable Midstream	184,854	96,570	432,518	284,597
Equitable Distribution	12,179	10,938	32,162	31,901
Other	1,735	876	2,348	1,074
Total	$448,826	$199,088	$959,962	$532,664

(a)	Intersegment revenues primarily represent natural gas sales from Equitable Production to Equitable Midstream and transportation activities between Equitable Midstream and Equitable Distribution.
(b)

Unallocated income/expenses consist of differences between budget and actual headquarters’ expenses, including incentive compensation and administrative costs that are not allocated to the operating segments.

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

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the Company’s derivative commodity instruments classified as cash flow hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) is presented below:

	As of
	September 30, 2008	December 31, 2007
	(Thousands)
Asset	$85,141	$34,921
Liability	(336,187)	(489,227)
Net liability	$(251,046)	$(454,306)

These amounts are included in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value.  The net fair value of derivative instruments changed during the first nine months of 2008 primarily as a result of  derivative settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 313.2 Bcf and 287.3 Bcf as of September 30, 2008 and December 31, 2007, respectively.  The value of derivatives decreased despite an increase in the absolute quantities because the absolute value settled in swaps was more than offset with new collars in place through 2015.  The open positions at September 30, 2008 had maturities extending through December 2015.

The Company deferred net losses of $184.3 million and $286.2 million in accumulated other comprehensive loss, net of tax, as of September 30, 2008 and December 31, 2007, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $58.2 million of net unrealized losses on its derivative commodity instruments reflected in accumulated other comprehensive loss, net of tax, as of September 30, 2008 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through a reduction in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

If a derivative instrument does not qualify for hedge accounting, changes in the fair value of the instrument are recognized in earnings as unrealized gains and losses, rather than being deferred into accumulated other comprehensive income.  Effectiveness is impacted by counterparty credit rating as it must be probable that the counterparty will perform in order for the hedge to be effective.  The Company monitors counterparty credit quality by reviewing counterparty credit spreads, credit ratings, credit default swap rates, and market activity.  As of September 30, 2008, the Company is not aware of any derivative counterparties from whom performance is not probable.

Ineffectiveness associated with the Company’s derivative instruments designated as cash flow hedges increased earnings by $0.4 million and $1.0 million for the three and nine months ended September 30, 2008 and $0.5 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.  These amounts are included in operating revenues in the Statements of Consolidated Income.

The Company had an immaterial amount of derivative commodity instruments held for trading purposes as of September 30, 2008 and December 31, 2007.

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora area.  As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was a $7.3 million liability at September 30, 2008.  In addition, the fair value of derivative instruments associated with forecasted production at non-core gas properties sold in May 2005 was a $1.7 million liability at September 30, 2008.  The Company does not treat these derivatives as hedging instruments under SFAS No. 133.  These amounts are included in the Condensed Consolidated Balance Sheet as derivative instruments, at fair value.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company recorded such deposits in the amount of $18.4 million and $1.6 million in its balance sheet as of September 30, 2008 and December 31, 2007, respectively.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

When the Company enters into exchange-traded natural gas contracts, exchanges require participants, including the Company, to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits in the amount of $12.3 million and $4.3 million in its balance sheet as of September 30, 2008 and December 31, 2007, respectively.

D.        Investments, Available-For-Sale

As of September 30, 2008, the investments classified by the Company as available-for-sale consist of $31.5 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  The Company accounts for these debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115).  Certain investments had a fair market value which was $2.3 million below cost as of September 30, 2008.  The Company analyzed the decline in these investments based on the extent and duration of the impairment, nature of the underlying assets and the Company’s intent and ability to hold the investments.   Based on this analysis, the Company concluded that the decline was temporary.  Unrealized gains or losses with respect to temporarily impaired investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.   If the Company subsequently determines that these losses are other-than-temporary, any unrealized losses stemming from such impaired investments will be recognized in earnings.

During the first nine months of 2008, the Company purchased additional equity and bond funds with a cost basis totaling $3.0 million.  During the first quarter of 2007, the Company reviewed its investment portfolio including its investment allocation and as a result sold equity funds with a cost basis of $6.3 million for total proceeds of $7.3 million, resulting in the Company recognizing a gain of $1.0 million.  The Company used the proceeds from these sales and other available cash to purchase other equity and bond funds with a cost basis totaling $9.7 million during the first quarter of 2007.  The Company utilizes the specific identification method to determine the cost of all investment securities sold.

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

The Company has an established process for determining fair value for its financial instruments, principally derivative commodity instruments and available-for-sale investments.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities, and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk free instrument and credit default swaps rates where applicable.

In accordance with SFAS No. 157, the Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Financial instruments included in Level 1 include the Company’s futures contracts and available-for-sale investments, while instruments included in Level 2 include the majority of the Company’s

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

swap agreements, and instruments included in Level 3 include the Company’s collar agreements and a portion of the Company’s swap agreements.  The fair value of financial instruments included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Financial instruments included in Level 3 represent approximately 7% of the total net derivative instruments, at fair value.  Swaps included in Level 3 represent less than one percent of total net derivative instruments, at fair value and are valued using internal models; these internal models are validated each period with non-binding broker price quotes.  The Company has not experienced significant differences between internally calculated values and broker price quotes.  Collars included in Level 3 are approximately 6% of total net derivative instruments, at fair value, and are valued using internal models calculated with market derived volatilities. The Company uses NYMEX forward curves to value futures, NYMEX swaps, and collars.  The NYMEX forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$31,493	$31,493	–	–
Derivative instruments, at fair value	86,372	22,845	41,359	22,168
Total assets	$117,865	$54,338	$41,359	$22,168

Liabilities
Derivative instruments, at fair value	$(345,250)	$(11,142)	$(330,009)	$(4,099)
Total liabilities	$(345,250)	$(11,142)	$(330,009)	$(4,099)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2008	$(2,387)
Total gains or losses:
Included in earnings	2,957
Included in other comprehensive income	36,939
Purchases, issuances, and settlements	(19,440)
Transfers in and/or out of Level 3	–
Balance at September 30, 2008	18,069

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2008	$(215)

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.  Any gains or loses related to available-for-sale securities are included as a separate component of earnings.

F.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands)
Net income	$96,198	$32,925	$222,109	$196,886
Other comprehensive (loss) income:
Net change in cash flow hedges	479,727	62,913	94,195	29,373
Unrealized (loss) gain on investments, available-for-sale	(2,413)	446	(5,007)	914
Pension and other post-retirement benefit plans:
Prior service cost	(70)	(59)	(212)	(177)
Net loss	395	458	1,184	1,372
Settlement loss	76	8	228	325
Total comprehensive (loss) income	$573,913	$96,691	$312,497	$228,693

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2008	2007
	(Thousands)
Net unrealized loss from hedging transactions (a)	$(184,759)	$(286,776)
Unrealized (loss) gain on available-for-sale securities	(1,135)	3,872
Pension and other post-retirement benefits adjustment	(25,160)	(26,360)
Accumulated other comprehensive loss	$(211,054)	$(309,264)

(a) Includes $7.8 million gain recorded in the first quarter of 2008 related to the adoption of SFAS No. 157.

G.        Share-Based Compensation

The Company accounts for its share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Share-based compensation (income) expense recorded by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Thousands)
2005 Executive Performance Incentive Program	$(84,231)	$8,212	$(41,684)	$54,591
2008 Executive Performance Incentive Program	248	–	248	–
2007 Supply Long-Term Incentive Program	(520)	390	391	390
Restricted stock awards	1,771	672	3,630	2,185
Nonqualified stock options	522	10	522	222
Non-employee directors’ share-based awards	(3,101)	237	(821)	1,649
Total share-based compensation (income) expense	$(85,311)	$9,521	$(37,714)	$59,037

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2005 Executive Performance Incentive Program

The vesting of the awards granted under the 2005 Executive Performance Incentive Program (2005 Program) will occur at a payout multiple dependent upon a combination of the level of total shareholder return relative to a fixed group of peer companies and the Company’s average absolute return on total capital during the four year performance period ending December 31, 2008.  Payment of awards is expected to be made in cash and stock based on the price of the Company’s common stock at the end of the performance period, December 31, 2008.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2005 Program.  The Company evaluated its assumptions during the third quarter of 2008 and decreased its assumptions for both the ultimate share price and the payout multiple at the end of the performance period to approximately $37 per share and 175%, respectively.

The 2005 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.  A portion of the 2005 Program expense is included as an unallocated expense in deriving total operating income for segment reporting purposes.  See Note B.  The Company has recorded a total accrual for the 2005 Program of $65.4 million in other current liabilities in its Condensed Consolidated Balance Sheet as of September 30, 2008.

2008 Executive Performance Incentive Program

In the third quarter of 2008, the Compensation Committee of the Board of Directors adopted the 2008 Executive Performance Incentive Program (2008 Program) under the 1999 Long-Term Incentive Plan.  The 2008 Program was established to provide additional long-term incentive opportunities to key executives to further align their interests with those of the Company’s shareholders and with the strategic objectives of the Company.  A total of 68,860 units were granted and no additional units may be granted.  The vesting of these units will occur on December 31, 2011, at a payout multiple dependent upon the level of total shareholder return relative to a predefined peer group’s total shareholder return during the 3.5 year performance period.  As a result, zero to approximately 210,000 units (reflecting a 3x payout multiple) may be distributed upon vesting.  The Compensation Committee of the Board of Directors retained the discretion to reduce the payout multiple by up to .75 if the Company does not attain a specified revenue target.  However, if the Company’s total shareholder return ranking is median or above, the payout multiple may not be decreased below 1.0x.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2011.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2008 Program.

The 2008 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the Equitable Production and Equitable Midstream segments. Awards granted may be earned by achieving pre-determined total sales volume targets and by satisfying certain employment requirements.  The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels.  Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company granted approximately 165,000 awards under this program during 2007.  The Company evaluated its assumptions during the third quarter of 2008 and decreased its assumption for the ultimate share price at the vesting date for the 2007 Supply Program to $45.00.  The Company maintained its assumption for the payout multiple at 100% of the units awarded.  Total compensation cost recorded for the 2007 Supply Program was $0.8 million for the nine months ended September 30, 2008, which included $0.4 million of cost capitalized as part of oil

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

and gas-producing properties and $0.4 million recorded as expense in the Company’s Statement of Consolidated Income.

Restricted Stock Awards

The Company granted 137,730 and 75,440 restricted stock awards during the nine months ended September 30, 2008 and 2007, respectively, to key employees of the Company.  The majority of the shares granted will be fully vested at the end of the three-year period commencing with the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was approximately $63 and $44, for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $7.5 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 22 months.

Non-Qualified Stock Options

In the third quarter of 2008, the Compensation Committee of the Board of Directors approved the grant of non-qualified stock options to key executives of the Company.  Approximately 906,000 stock options were granted during the third quarter of 2008, at a weighted average grant date fair value of $10.32.  The Company granted 20,941 stock options during the nine months ended September 30, 2007, all of which comprised options granted for reload rights associated with previously-awarded options, at a weighted average grant date fair value of $7.00.  The fair value of the Company’s option grants was estimated at the date of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the nine month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.28%	4.36% to 5.02%
Dividend yield	1.51%	1.90% to 2.29%
Volatility factor	.22	.15 to .21
Expected term	5 years	3-6 years

As of September 30, 2008, there was $8.4 million of total unrecognized compensation cost related to outstanding nonvested stock options.

As of September 30, 2008, 101,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the nine month periods ended September 30, 2008 and 2007.

Nonemployee Directors’ Share-Based Awards

The Company has historically granted to non-employee directors share-based awards which vested upon award.  The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  A total of 90,320 non-employee director share-based awards were outstanding as of September 30, 2008.  A total of 12,800 and 15,570 share-based awards were granted to non-employee directors, at respective weighted average fair values of $68.22 and $49.88, during the nine month periods ended September 30, 2008 and 2007, respectively.  The Company has recorded a total accrual for the non-employee directors share-based awards of $3.5 million at September 30, 2008.

H.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s effective income tax rate for the nine months ending September 30, 2008 is 37.0%.  The Company currently estimates the annual effective income tax rate to be approximately 37.3%.  The estimated annual effective income tax rate as of September 30, 2007 was 36.1%.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the nine months ended September 30, 2008.

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

The IRS has surveyed the 2001 and 2002 federal income tax filings and has completed its field work related to the examination of the Company’s federal income tax filings for 2003 through 2005.  The only known unresolved issue for the 2001 to 2005 tax years relates to the Company’s research and experimentation tax credits claimed for such years.   The Company believes that it is appropriately reserved for any uncertain tax positions related to these periods.

The Company is also subject to various routine state income tax examinations.  The Company mainly operates in four states which have statutes of limitations that expire between three to four years from the date of filing of the income tax return.

I.          Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2008	2007	2008	2007
	(Thousands)
Components of net periodic benefit cost
Service cost	$44	$63	$110	$123
Interest cost	1,080	1,093	610	636
Expected return on plan assets	(1,333)	(1,404)	–	–
Amortization of prior service cost	29	41	(226)	(215)
Recognized net actuarial loss	312	363	511	574
Settlement loss (gain)	237	(395)	–	–
Net periodic benefit cost	$369	$(239)	$1,005	$1,118

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2008	2007	2008	2007
	(Thousands)
Components of net periodic benefit cost
Service cost	$132	$189	$330	$369
Interest cost	3,240	3,279	1,830	1,908
Expected return on plan assets	(3,999)	(4,210)	–	–
Amortization of prior service cost	87	123	(678)	(645)
Recognized net actuarial loss	936	1,089	1,533	1,722
Settlement loss	489	735	–	–
Net periodic benefit cost	$885	$1,205	$3,015	$3,354

J.         Recently Issued Accounting Standards

Oil and Gas Reporting Requirements

In June 2008, the U.S. Securities and Exchange Commission (SEC) proposed to amend the oil and gas reporting requirements which exist in their current form in Regulation S-K and Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as Industry Guide 2.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves by better aligning the oil and gas disclosure requirements with current practices and technology.  If adopted, the proposed amendments would be effective for annual reports for fiscal years ending on or after December 31, 2009.  The Company is assessing the impact of the proposed amendments and will evaluate the impact of any change in the reporting requirements if final rules are adopted by the SEC.

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

K.        Sale of Assets

In the second quarter of 2007, the Company sold a portion of its proved reserves in the Nora area to Pine Mountain Oil and Gas, Inc. (PMOG), a subsidiary of Range Resources Corporation (Range), for cash proceeds of $184.6 million then subject to purchase price adjustments.  At the date of sale, proceeds of $95.0 million from the sale were placed into an escrow account pursuant to a deferred exchange agreement, and the Company removed these funds from restriction in the second half of 2007.

Also in the second quarter of 2007, the Company entered into a Contribution Agreement with PMOG relating to the contribution of certain Nora area gathering facilities and pipelines to Nora Gathering, LLC (Nora LLC), a newly formed entity that is equally owned by the Company and PMOG.  This gathering system services production of the Company and Range.  The Company contributed Nora area gathering property to Nora LLC in exchange for a 50% interest in Nora LLC and cash of $23.3 million.  The Company is accounting for its interest in Nora LLC under the equity method of accounting, as the Company determined that it has the ability to exert significant influence over the operating and financial policies of Nora LLC through its 50%, non-controlling interest.  The Company and Nora LLC also entered into a demand note agreement whereby Nora LLC loaned to the Company $69.8 million on the initial closing date.  Prior to September 30, 2008, the note has been fully paid and cancelled.

The Company recognized a gain of $119.4 million, net of hedge loss and costs to sell, as a result of these transactions in the second quarter of 2007.

Equitable Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in a case where a class of royalty owners in the state of West Virginia had filed a lawsuit claiming that the defendant underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the defendant has appealed the verdict, this decision may ultimately impact other royalty interest rights in West Virginia.  Claims have been brought against others in the oil and gas industry, including the Company.  The Company believes that the claims and facts decided in the unrelated lawsuit can be differentiated from those asserted against the Company.  Nevertheless, the Company has reviewed its West Virginia royalty agreements and established a reserve it believes to be appropriate.  The Company has reached a tentative settlement with the attorneys representing the putative class of the Company’s West Virginia royalty owners, but the settlement has not been reduced to a formal agreement. The settlement amount is within the reserve established by the Company.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production and sales volumes and growth, reserves, capital expenditures, financing requirements, hedging strategy and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2007.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE OVERVIEW

Equitable Resources continues to focus on organic production growth through the Equitable Production segment’s drilling program.  The Company drilled 197 gross wells in the third quarter, bringing total gross wells drilled for the first nine months of 2008 to 521.  Equitable Production also continues to achieve encouraging results from several of its emerging plays, which have significant production and reserve growth potential.  Driven by the successes of the Company’s horizontal drilling program, Equitable Production was able to achieve its year-end daily natural gas sales volume target of 235 MMcfe, three months ahead of schedule.  The Company’s daily gas sales volumes are an operational estimate of the daily gas sales volume on a typical day (excluding curtailments).

Equitable Midstream recently completed construction on the expansion of the Langley hydrocarbon processing plant and gas compression facilities in Kentucky. Combined with the Big Sandy pipeline, which came on-line in the second quarter of 2008, and Mayking corridor project, completed in the third quarter, these projects provide the platform for significant sales growth over the next several years.

Three Months Ended September 30, 2008

vs. Three Months Ended September 30, 2007

Equitable Resources’ consolidated net income for the three months ended September 30, 2008 totaled $96.2 million, or $0.73 per diluted share, compared to $32.9 million, or $0.27 per diluted share, reported for the same period a year ago. Several factors contributed to the increase in net income between periods.  SG&A expenses were lower as the result of reduced incentive compensation expense, reflecting changes in the Company’s assumptions for the 2005 Executive Performance Incentive Program due to current market conditions.  At Equitable Production, operating revenues increased due to a 29% increase in the average well-head sales price as well as an increase in unhedged gas sales.  Excluding volumes from properties sold in May 2007, gas sales volumes at Equitable Production increased over 12.3% as a result of successes in the Company’s 2007 and 2008 drilling programs.  Equitable Midstream’s net revenues increased due to a 19% increase in gathering fees, increased commercial storage activity, 45% higher natural gas liquids (NGL) sales prices and revenues related to the Big Sandy pipeline which came on-line in 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At Equitable Distribution, net operating losses decreased primarily due to the lower SG&A expenses and the impact of transition planning costs incurred in 2007, as well as higher off-system and energy services net revenues in 2008.

These positive effects on net income were partially offset by higher depletion and severance taxes and the expenses associated with the purchase and interpretation of seismic data at Equitable Production, as well as overall increases in overhead and other operating costs associated with Company growth initiatives.

Nine months ended September 30, 2008

vs. Nine months ended September 30, 2007

Equitable Resources’ consolidated net income for the nine months ended September 30, 2008 totaled $222.1 million or $1.74 per diluted share, compared to $196.9 million, or $1.60 per diluted share, reported for the same period a year ago.  Several factors contributed to the increase in net income between periods despite the $119.4 million gain recorded on assets sold during 2007.  SG&A expense was lower resulting from changes in the Company’s assumptions for the 2005 Executive Performance Incentive Program due to current market conditions.  At Equitable Production, operating revenues increased 31% primarily due to a 25% increase in the average well-head sales price as well as a 6% increase in gas sales volumes.  Excluding properties sold in May 2007, year over year gas sales volumes growth for the nine months ended September 30, 2008 was 9.2%.  Equitable Midstream’s net revenues increased primarily due to 48% higher NGL sales prices and 18% higher gathering rates and increased commercial storage activity.  At Equitable Distribution, net operating revenues were essentially flat, while operating expenses decreased primarily due to lower SG&A expenses resulting from the impact of transition planning costs in 2007 and lower incentive compensation costs in 2008.

These positive effects on net income were partially offset by higher depletion and severance taxes and the expense associated with the purchase and interpretation of seismic data at Equitable Production, as well as overall increases in overhead and other operating costs associated with Company growth initiatives.

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

EQUITABLE PRODUCTION

OVERVIEW

Equitable Production continued to focus on organic production growth through its drilling program.  The Company drilled 521 gross (413 net) wells in the first nine months of 2008, including 271 horizontal shale wells, 15 horizontal Berea wells, 12 high pressure Marcellus wells (4 horizontal and 8 vertical).  The Company drilled 467 gross (333 net) wells in the first nine months of 2007 which included 50 horizontal shale wells.

Equitable Production’s operating revenues for the three months ended September 30, 2008 increased 43% from 2007 to 2008.  The average well-head sales price increased 29% due to a 66% increase in the average NYMEX price and a higher percentage of unhedged gas sales.  Natural gas sales volumes increased 12.3% from 2007 to 2008 excluding volumes from properties sold during 2007.  The increase in gas sales volumes was primarily the result of increased production from the 2008 and 2007 drilling programs, partially offset by the normal production decline in the Company’s existing wells. During the third quarter, Equitable Production achieved daily gas sales volume of 235 MMcfe, three months ahead of schedule.

Third quarter operating expenses at Equitable Production included a significant increase in the Company’s exploration program.  The increase in exploration expense is a result of the Company’s initiative to explore additional reserve opportunities in various exploration plays with the purchase and interpretation of seismic data for unproved properties.  Excluding exploration expenses, operating expenses including depletion expenses, severance taxes, and overhead costs were 38% higher during the period driven by the growth of the Company.  These increases were partially offset by lower incentive plan expenses.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE PRODUCTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%	2008	2007	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	23,249	20,636	12.7	65,813	62,076	6.0
Company usage, line loss (MMcfe)	(2,012)	(1,684)	19.5	(4,905)	(4,383)	11.9
Total sales volumes (MMcfe)	21,237	18,952	12.1	60,908	57,693	5.6

Average (well-head) sales price ($/Mcfe)	$5.62	$4.36	28.9	$5.66	$4.53	24.9

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.36	$0.33	9.1	$0.33	$0.32	3.1
Production taxes ($/Mcfe)	$0.62	$0.43	44.2	$0.57	$0.45	26.7
Production depletion ($/Mcfe)	$0.81	$0.70	15.7	$0.81	$0.70	15.7

Production depletion	$18,796	$14,440	30.2	$53,389	$43,509	22.7
Other depreciation, depletion and amortization (DD&A)	1,219	872	39.8	3,368	2,763	21.9
Total DD&A	$20,015	$15,312	30.7	$56,757	$46,272	22.7

Capital expenditures (thousands)	$250,058	$90,704	175.7	$492,934	$215,092	129.2

FINANCIAL DATA (Thousands)

Total operating revenues	$122,083	$85,480	42.8	$352,109	$268,949	30.9

Operating expenses:
LOE, excluding production taxes	8,379	6,787	23.5	21,395	19,674	8.7
Production taxes	14,387	8,841	62.7	37,724	27,944	35.0
Exploration expense	3,508	162	2065.4	4,901	561	773.6
Selling, general and administrative (SG&A)	8,498	6,222	36.6	29,527	29,642	(0.4)
DD&A	20,015	15,312	30.7	56,757	46,272	22.7
Total operating expenses	54,787	37,324	46.8	150,304	124,093	21.1
Operating income	$67,296	$48,156	39.7	$201,805	$144,856	39.3

Three Months Ended September 30, 2008

vs. Three Months Ended September 30, 2007

Equitable Production’s operating income totaled $67.3 million for the three months ended September 30, 2008 compared to $48.2 million for the three months ended September 30, 2007.  The $19.1 million increase in operating income was primarily the result of an increase in the average well-head sales price and increase in gas sales volumes.

Total operating revenues were $122.1 million for the three months ended September 30, 2008 compared to $85.5 million for the three months ended September 30, 2007.  The $36.6 million increase in total operating revenues was primarily due to a 29% increase in the average well-head sales price and a 12.3% increase in gas sales volumes, excluding volumes from properties sold during 2007.  The $1.26 per Mcfe increase in the average well-head sales price was primarily attributable to a $4.08 increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price.  The increase in gas sales volumes was primarily the result of increased production from the 2008 and 2007 drilling programs, partially offset by the normal production decline in the Company’s wells.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $54.8 million for the three months ended September 30, 2008 compared to $37.3 million for the three months ended September 30, 2007 including a significant increase in expenses associated with the Company’s exploration program.  The $3.3 million increase in exploration expense is due to the purchase and interpretation of seismic data for unproved properties in support of the Company’s examination of emerging development plays.  Excluding exploration expense, operating expenses increased primarily due to higher DD&A and production taxes along with smaller increases in SG&A and LOE.  The increase in DD&A was attributable to increased depletion expense resulting from increases in the unit rate ($2.7 million) and volume ($1.7 million).  The $0.11 increase in the depletion rate is the result of increased investment in oil and gas producing properties. The increase in production taxes was primarily due to an increase in severance taxes (a production tax directly imposed on the value of the gas extracted) from higher gas commodity prices and higher produced volumes. The increase in SG&A was primarily due to reserves established in connection with legal disputes and to higher overhead costs associated with the growth of the Company, partially offset by lower incentive plan expenses. The increase in LOE resulted from increased salaries and wages due to the growth in the business, higher fuel costs associated with higher gas prices, and increased surface repairs and maintenance.

Nine months ended September 30, 2008

vs. Nine months ended September 30, 2007

Equitable Production’s operating income totaled $201.8 million for the nine months ended September 30, 2008 compared to $144.9 million for the nine months ended September 30, 2007.  The $56.9 million increase in operating income was primarily the result of an increase in the average well-head sales price, an increase in 2008 gas sales volumes, and the establishment in 2007 of reserves in connection with legal disputes.

Total operating revenues were $352.1 million for the nine months ended September 30, 2008 compared to $268.9 million for the nine months ended September 30, 2007.  The $83.2 million increase in total operating revenues was primarily due to a 25% increase in the average well-head sales price and a 9.2% increase in gas sales volumes, excluding volumes from properties sold during 2007.  The $1.13 per Mcfe increase in the average well-head sales price was primarily attributable to a $2.90 increase in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a lower realized hedge price.  The increase in gas sales volumes was the result of increased production from the 2007 and 2008 drilling programs, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $150.3 million for the nine months ended September 30, 2008 compared to $124.1 million for the nine months ended September 30, 2007.  The 2008 period includes $4.9 million of exploration expenses of which $4.4 million was used for the purchase and interpretation of seismic data for unproved properties in support of the Company’s examination of emerging development plays.  Excluding exploration expenses, operating expenses increased primarily due to higher DD&A and production taxes and an increase in LOE partially offset by decreases in SG&A.  The increase in DD&A was primarily due to increased depletion expense resulting from increases in the unit rate ($7.4 million) and volume ($2.5 million).  The $0.11 increase in the depletion rate is attributable to the increased investment in oil and gas producing properties.  The increase in production taxes is primarily due to increased severance taxes mainly resulting from higher gas commodity prices and higher produced volumes.  The increase in LOE is primarily due to higher fuel costs associated with higher gas prices and higher salaries and wages due to growth in the business. The decrease in SG&A was primarily due to a net decrease in reserves for certain legal disputes, and lower incentive plan expenses, partially offset by higher overhead costs associated with the growth of the Company as well as adjustments to the allowance for doubtful accounts due to increased commodity prices.

OUTLOOK

Equitable Production’s business strategy is focused on growth of the Company’s natural gas reserves.  Key elements of Equitable Production’s strategy include:

•                  Expanding reserves and production through horizontal drilling in Appalachia.  Through its capital program, Equitable Production is seeking to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential.  A substantial portion of the Company’s 2008 drilling efforts is focused on drilling horizontal

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

wells in shale formations in Kentucky and West Virginia.  The Company estimates that more than 375 horizontal wells will be drilled in 2008.

•                  Exploiting additional reserve potential through key emerging development plays.  In 2008, the Company is examining the potential for exploitation of gas reserves in new geological formations and through different technologies.  Plans include re-entry wells in the Devonian shale, testing the Devonian shale in Virginia and the Utica shale in Pennsylvania and drilling high and low pressure Marcellus shale wells and Berea sandstone wells.  In addition, the Company has obtained and begun to evaluate proprietary seismic data in order to evaluate deep drilling opportunities for 2009.  Approximately 15% of wells drilled in 2008 are expected to be located in these emerging development plays in the Appalachian Basin.

EQUITABLE MIDSTREAM

OVERVIEW

Equitable Midstream achieved a number of operational milestones in the third quarter.  Equitable Midstream recently completed construction on the expansion of the Langley hydrocarbon processing plant and gas compression facilities in Kentucky (“Langley”).  The plant has the capacity to process 170 MMcfe of natural gas per day. Equitable Midstream also turned in line the Mayking Corridor project (“Mayking”) which consists of three compressor units and 38 miles of pipe. The combination of Langley, Mayking and the Big Sandy pipeline provide the platform for significant sales growth in 2009 and beyond and will help to mitigate curtailments and increase the flexibility and reliability of the Company’s gathering systems in transporting gas to market.  In fact, positive results from the Company’s infrastructure investments are reflected in the 5.1MMbtu increase in gathered volumes in the third quarter of 2008 as compared to the third quarter of 2007.

Through the Company’s wholly owned marketing subsidiary, Equitable Energy LLC, the Company executed a binding precedent agreement with Tennessee Gas Pipeline Company (TGP), a wholly owned subsidiary of El Paso Corporation, for a 15-year term that awarded Equitable 300,000 Dth/d of capacity in TGP’s Northeast expansion project.  This expansion project will consist of approximately 125 miles of 30-inch pipe loop and approximately 46,000 horsepower of additional compression facilities to be constructed in TGP’s existing pipeline corridor in Pennsylvania and New Jersey.  The awarded capacity will provide Equitable access to consumer markets from the Gulf Coast to the Mid-Atlantic and the Northeast.

Equitable Midstream’s net operating revenues for the third quarter increased by 38% from 2007 to 2008.  This increase was primarily due to higher gathered volumes, higher average NGL sales prices, and higher average gathering fees in the gathering and processing business.  The 2008 transmission and storage net operating revenues increased from the prior year due to transmission revenues from the Big Sandy pipeline which came on-line in the second quarter of 2008 and the pipeline safety surcharge that was unconditionally approved by FERC in June 2008.  Increases in net operating revenues were partially offset by an increase in operating expenses.

During May 2007, the Equitable Midstream segment contributed certain Nora area gathering facilities and pipelines to Nora Gathering, LLC in exchange for a 50% equity interest in the LLC and cash.  As a result of the gathering asset contribution, certain activities related to the Nora area, which are included in the 2007 operating results, are recorded in equity in earnings of nonconsolidated investments for 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQUITABLE MIDSTREAM

	Three Months Ended September 30,			Nine Months Ended September 30,

	2008	2007	%	2008	2007	%
OPERATIONAL DATA

Gathering and processing:
Gathered volumes (MMBtu)	37,851	32,757	15.6	105,132	110,552	(4.9)
Average gathering fee ($/MBtu)	$0.99	$0.83	19.3	$0.99	$0.84	17.9
Gathering and compression expense ($/MBtu)	$0.38	$0.37	2.7	$0.37	$0.35	5.7
NGLs sold (Mgal) (a)	19,916	18,091	10.1	55,490	54,474	1.9
Average NGL sales price ($/gal)	$1.51	$1.04	45.2	$1.48	$1.00	48.0

Net operating revenues (thousands):
Gathering and processing	$48,403	$34,728	39.4	$135,584	$109,732	23.6
Transmission and storage	22,839	16,881	35.3	89,677	74,488	20.4
Total net operating revenues	$71,242	$51,609	38.0	$225,261	$184,220	22.3

Net operating income (thousands):
Gathering and processing	$23,422	$14,801	58.2	$62,600	$45,807	36.7
Transmission and storage	6,350	8,672	(26.8)	51,654	49,969	3.4
Total net operating income	$29,772	$23,473	26.8	$114,254	$95,776	19.3

DD&A (thousands):
Gathering and processing	$6,009	$4,434	35.5	$17,095	$14,281	19.7
Transmission and storage	2,598	1,786	45.5	6,573	5,352	22.8
Total DD&A	$8,607	$6,220	38.4	$23,668	$19,633	20.6

Capital expenditures (thousands)	$184,854	$96,570	91.4	$432,518	$284,597	52.0

FINANCIAL DATA (Thousands)

Total operating revenues	$186,114	$122,467	52.0	$561,216	$415,236	35.2
Purchased gas costs	114,872	70,858	62.1	335,955	231,016	45.4
Total net operating revenues	$71,242	$51,609	38.0	$225,261	$184,220	22.3

Operating expenses:
Operating and maintenance (O&M)	$19,607	$15,729	24.7	$52,550	$48,950	7.4
SG&A	13,256	6,187	114.3	34,789	19,861	75.2
DD&A	8,607	6,220	38.4	23,668	19,633	20.6
Total operating expenses	41,470	28,136	47.4	111,007	88,444	25.5
Operating income	$29,772	$23,473	26.8	$114,254	$95,776	19.3

Other income	$460	$2,090	(78.0)	$5,307	$4,228	25.5
Equity in earnings of nonconsolidated investments	$1,363	$1,289	5.7	$3,989	$1,857	114.8

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

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2008

vs. Three Months Ended September 30, 2007

Equitable Midstream’s operating income totaled $29.8 million for the three months ended September 30, 2008 compared to $23.5 million for the three months ended September 30, 2007, an increase of $6.3 million between years.  An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $71.2 million for the three months ended September 30, 2008 compared to $51.6 million for the three months ended September 30, 2007.  The $19.6 million increase in total net operating revenues was due to a $13.7 million increase in gathering and processing net operating revenues and a $5.9 million increase in transmission and storage net operating revenues.  The increase in gathering and processing net operating revenues was due to a 16% increase in gathered volumes, a 19% increase in the average gathering fee and a 45% higher sales price for NGL products.  The increase in gathered volumes is primarily the result of increased Company production and third party volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to ensuring that this fee is sufficient to cover increased costs associated with infrastructure expansion.  Market prices for propane and other NGLs were significantly higher in the third quarter of 2008 compared to the same period of 2007.  The increase in transmission and storage net operating revenues was due to new transmission revenues from the Big Sandy pipeline which came on-line in the second quarter of 2008, the pipeline safety surcharge that was unconditionally approved in the second quarter of 2008 and increased third party marketing utilizing Big Sandy pipeline capacity.  Total operating revenues increased by $63.6 million, or 52%, primarily as a result of higher sales prices on increased commercial activity related to contractual transmission and storage assets, as well as the increase in processing revenues related to higher sales prices for NGL products.  Total purchased gas costs increased due to the higher gas costs on increased contractual transmission and storage activity as well as higher gas costs related to processing activities.

Operating expenses totaled $41.5 million for the three months ended September 30, 2008 compared to $28.1 million for the three months ended September 30, 2007.  The $13.4 million increase in operating expenses was due to increases of $7.1 million in SG&A, $3.9 million in O&M and $2.4 million in DD&A.  The increase in SG&A is primarily due to a $5.2 million dollar reserve against Lehman Brothers receivables partially offset by a reduction in incentive compensation.  There is no additional income statement exposure to Lehman Brothers beyond the reserve recorded this quarter.  The remaining increases are due to higher costs due to growth in the Midstream business.  The O&M increase resulted mainly from increased labor, non-income taxes and electricity charges.  The increase in DD&A was due to the increased infrastructure investment during 2008 for projects such as the Big Sandy pipeline and Langley processing facility.

Other income represents allowance for equity funds used during construction.  The $1.6 million decrease from 2007 to 2008 was primarily the result of the completion of the Big Sandy pipeline.

Nine months ended September 30, 2008

vs. Nine months ended September 30, 2007

Equitable Midstream’s operating income totaled $114.3 million for the nine months ended September 30, 2008 compared to $95.8 million for the nine months ended September 30, 2007, an increase of $18.5 million between years.  An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $225.3 million for the nine months ended September 30, 2008 compared to $184.2 million for the nine months ended September 30, 2007.  The $41.1 million increase in total net operating revenues was due to a $25.9 million increase in gathering and processing net operating revenues and a $15.2 million increase in transmission and storage net operating revenues.  The increase in gathering and processing net operating revenues was due to an 18% increase in the average gathering fee and a 48% higher sales price for NGL products, partially offset by a 5% decline in gathered volumes.  The increase in the average gathering fee is reflective of the Company’s commitment to ensuring that this fee is sufficient to cover costs associated with infrastructure expansion.  Commodity market prices for propane and other NGLs increased significantly in the first nine months of 2008 compared to the same period of 2007.  The decrease in gathered volumes is primarily the result of a reduction in volumes gathered for Equitable Production due to the 2007 contribution of gathering facilities and pipelines to Nora Gathering, LLC, partially offset by increased 2008 Company production and third party volumes.  The increase in transmission and storage net operating revenues was due to increased commercial storage activity for contracts

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

settled in the nine months of 2008 compared to the nine months of 2007.  The 2008 transmission and storage net operating revenues were also increased from prior year due to transmission revenues from the Big Sandy pipeline which came on-line in the second quarter of 2008 and the pipeline safety surcharge that was unconditionally approved by FERC in June 2008.  Total operating revenues increased by $146.0 million, or 35%, primarily as a result of increased gas prices on increased commercial activities related to contractual transmission and storage assets, as well as the increase in processing revenues related to higher sales prices for NGL products.  Total purchased gas costs increased due to the increased gas costs on increased contractual transmission and storage activities as well as higher gas costs related to processing activities.

Operating expenses totaled $111.0 million for the nine months ended September 30, 2008 compared to $88.4 million for the nine months ended September 30, 2007.  The $22.6 million increase in operating expenses was due to increases of $15.0 million in SG&A, $4.0 million in DD&A, and an increase of $3.6 million in O&M.  The increase in SG&A is primarily due to growth in the Midstream business and a $5.2 million reserve against Lehman Brothers receivables, partially offset by decreased SG&A for the gathering assets contributed to Nora Gathering, LLC.  The increase in DD&A was primarily due to the increased investment in infrastructure during 2008, partially offset by decreased depreciation relating to the gathering asset contribution to Nora Gathering, LLC.  The increase in O&M resulted mainly from increased electricity charges, labor and non-income taxes for the gathering and processing business due to new compressors and processing facilities, partially offset by the gathering asset contribution to Nora Gathering, LLC.

Other income represents allowance for equity funds used during construction.  The $1.1 million increase from 2007 to 2008 was primarily the result of the increased capital base during the construction period for the Big Sandy pipeline as well as spending on regulated pipeline safety and integrity projects.

Equity in earnings of nonconsolidated investments totaled $4.0 million for the nine months ended September 30, 2008 compared to $1.9 million for the nine months ended September 30, 2007.  This increase is related to equity earnings recorded for Equitable Midstream’s investment in Nora Gathering, LLC, which was formed in May 2007.

OUTLOOK

Equitable Midstream will continue its gathering system expansion through pipe build-outs to tie-in wells to existing corridors.  This build-out of existing corridors combined with Equitable Midstream’s recent infrastructure investments, such as the Big Sandy pipeline, the Langley processing plant and the Mayking corridor, have provided capacity to help mitigate curtailments, increase the flexibility and reliability of the Company’s gathering systems in transporting gas to market and provide approximately 100,000 mcf/d of additional capacity available for growth by the end of 2008.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQUITABLE DISTRIBUTION

OVERVIEW

On June 30, 2008, Equitable Gas filed a request with the Pennsylvania Public Utility Commission (PA PUC) to increase the rates it charges consumers and businesses for delivery of natural gas.  It is the first delivery rate increase that Equitable Gas has requested in more than a decade.  The main determinants for the proposed rate increase are the approximately $360 million in investments made in pipeline infrastructure to ensure safe and reliable supply of natural gas to its customers since the last rate increase and the Customer Assistance Programs to provide assistance to low-income customers as mandated by the PA PUC.  The proposed increase, which totals $51.9 million annually, is subject to PA PUC review and is expected to increase residential gas bills by less than 10% per month.

Equitable Distribution’s throughput and consequently residential and commercial and industrial net operating revenues were essentially unchanged in 2008 as compared to the same quarter in 2007.  Off-system and energy services net operating revenues for the third quarter increased from 2007 to 2008 due to more favorable asset optimization.  Total operating expenses in the third quarter decreased by 8% from 2007 to 2008 primarily due to lower incentive compensation costs and the impact of $1.3 million of transition planning expenses incurred in 2007 related to the now terminated agreement to acquire The Peoples Natural Gas Company and Hope Gas, Inc.

Equitable Gas’ contract with the members of the local United Steelworkers union expired on September 25, 2008.  Equitable Gas and the union have agreed to work under the terms of the expired contract, while negotiating a new contract.

RESULTS OF OPERATIONS

EQUITABLE DISTRIBUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%	2008	2007	%
OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 124; YTD - 3,759)	41	65	(36.9)	3,502	3,530	(0.8)

Residential sales and transportation volumes (MMcf)	1,278	1,284	(0.5)	15,988	16,535	(3.3)
Commercial and industrial volumes (MMcf)	3,992	3,903	2.3	20,827	19,541	6.6
Total throughput (MMcf) – Distribution	5,270	5,187	1.6	36,815	36,076	2.0

Net operating revenues (thousands):
Residential	$12,090	$12,017	0.6	$71,716	$72,285	(0.8)
Commercial & industrial	5,884	5,693	3.4	33,218	31,203	6.5
Off-system and energy services	4,414	3,285	34.4	13,662	14,248	(4.1)
Total net operating revenues	$22,388	$20,995	6.6	$118,596	$117,736	0.7

Capital expenditures (thousands)	$12,179	$10,938	11.3	$32,162	$31,901	0.8

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	%	2008	2007	%

FINANCIAL DATA (thousands)

Total operating revenues	$88,789	$71,686	23.9	$459,482	$456,166	0.7
Purchased gas costs	66,401	50,691	31.0	340,886	338,430	0.7
Net operating revenues	$22,388	$20,995	6.6	$118,596	$117,736	0.7

Operating expenses:
O&M	$11,075	$10,133	9.3	$32,393	$30,265	7.0
SG&A	7,878	11,224	(29.8)	32,581	40,681	(19.9)
DD&A	5,207	4,994	4.3	15,415	15,034	2.5
Total operating expenses	24,160	26,351	(8.3)	80,389	85,980	(6.5)
Operating (loss) income	$(1,772)	$(5,356)	(66.9)	$38,207	$31,756	20.3

Three Months Ended September 30, 2008

vs. Three Months Ended September 30, 2007

Equitable Distribution had an operating loss of $1.8 million for the three months ended September 30, 2008 compared to an operating loss of $5.4 million for the three months ended September 30, 2007.  The $3.6 million decreased operating loss is primarily due to lower SG&A expenses resulting from lower incentive compensation costs and the impact of transition planning costs incurred in 2007, as well as higher off-system and energy services net revenues in 2008.

Net operating revenues were $22.4 million for the three months ended 2008 compared to $21.0 million for the same period in 2007.  The $1.4 million increase in net operating revenues primarily resulted from a $1.1 million increase in off-system and energy services net revenues, mainly due to greater asset optimization opportunities realized in 2008.  The increased off-system activities, which are typically high volume and low margin activities, coupled with higher gas prices, also resulted in an increase in total operating revenues and purchased gas costs.  Residential net operating revenues were essentially unchanged from 2007 to 2008 as is typical during the summer months, while an increase in the commodity component of residential tariff rates resulted in an increase in both total operating revenues and purchased gas costs.

Operating expenses totaled $24.2 million for the three months ended September 30, 2008 compared to $26.4 million for the three months ended September 30, 2007.  This $2.2 million decrease was primarily attributable to a $2.4 million decrease in incentive compensation costs and the impact of $1.3 million of transition planning costs incurred in 2007.  Partially offsetting these decreases was a $1.0 million increase in O&M expense primarily related to increased leak repairs and maintenance activities for non-jurisdictional field operations, service line maintenance and line location requests, as well as a $0.6 million increase in bad debt expense due to an increase in customer participation in Equitable Distribution’s Customer Assistance Program.

Nine months ended September 30, 2008

vs. Nine months ended September 30, 2007

Equitable Distribution’s operating income totaled $38.2 million for the nine months ended September 30, 2008 compared to $31.8 million for the nine months ended September 30, 2007.  The $6.4 million increase in operating income is primarily due to lower SG&A expenses related to the impact of transition planning costs incurred in 2007 and lower incentive compensation costs, partially offset by increased bad debt and operating expenses.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net operating revenues were $118.6 million for the nine months ended September 30, 2008 compared to $117.7 million for the same period in 2007.  The $0.9 million increase in net operating revenues primarily resulted from an increase in commercial and industrial net operating revenues.  The $2.0 million increase in commercial and industrial net operating revenues was primarily due to an increase in performance-based revenues.  Commercial and industrial volumes increased 1,286 MMcf from 2007 to 2008 primarily due to an increase in usage by one industrial customer. These high volume industrial sales have very low margins and did not significantly impact total net operating revenues.  This increase was partially offset by a $0.6 million decrease in residential net operating revenues and a $0.5 million decrease in off-system and energy services net operating revenues.  Residential net operating revenues decreased due to lower residential volumes resulting from warmer overall weather during the first four months of 2008 compared to 2007, while an increase in the commodity component of residential tariff rates resulted in an increase in both residential total operating revenues and purchased gas costs.  Off-system and energy services net operating revenues decreased due to lower asset optimization opportunities recognized in the first nine months of 2008 as compared to the same period in 2007, which also resulted in a reduction in total operating revenues and purchased gas costs for those activities.

Operating expenses totaled $80.4 million for the nine months ended September 30, 2008 compared to $86.0 million for the nine months ended September 30, 2007.  This $5.6 million decrease was primarily due to the impact of $10.5 million of transition expenses incurred in 2007 and a $1.6 million decrease in incentive compensation expenses.  Partially offsetting these decreases were a $4.0 million increase in bad debt expense resulting from a significant increase in customer participation in Equitable Distribution’s Customer Assistance Program and higher gas prices, a $2.1 million increase in O&M expense primarily related to increased leak repairs and maintenance activities for non-jurisdictional field operations, service line maintenance and line location requests, as well as costs incurred in connection with the recently completed holding company reorganization.

OUTLOOK

As described above in Overview, on June 30, 2008, Equitable Gas filed a base rate increase with the PA PUC for the Pennsylvania distribution business.  The procedural schedule for PA PUC review has been established and confirms the Company’s previous expectation that the rate case proceeding will be resolved by March 31, 2009.  The proposed rate increase, if approved, will allow Equitable Distribution to earn a more appropriate return on its asset base.  Equitable Distribution’s business strategy is focused on enhancing the value of its existing distribution assets by establishing a reputation for excellent customer service, effectively managing its capital spending, improving the efficiency of its work force through superior work management and continuing to leverage technology throughout its operations.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash during the first nine months of 2008 were proceeds from a public offering of Senior Notes and a public offering of the Company’s common stock as well as cash flows from operating activities.  The Company used the cash primarily to fund its capital program and to repay short-term notes.

Cash Flow from Operating Activities

The Company’s net cash provided by operating activities during the nine months ended September 30, 2008 was $326.9 million compared to $341.9 million for the same period of 2007.  The decrease in cash flow was primarily attributed to a $24.7 million increase in cash required for margin deposits on the Company’s natural gas hedge agreements during the first nine months of 2008 compared to a $7.3 million increase in cash required for margin deposits during the first nine months of 2007.  The net increase in margin deposit requirements during the first nine months of 2008 was primarily the result of an increase in natural gas prices in 2008.

In addition, changes in cash flow from operations are largely due to the same factors that affect the Company’s net income including increased sales revenues resulting from higher prices and sales volumes, higher gathered volumes and average gathering fees and increased commercial revenue related to contractual transmission and storage assets.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flow Used in Investing Activities

Net cash used in investing activities totaled $985.8 million for the first nine months of 2008 compared to $395.5 million for the same period a year ago.  The increase between years was driven by an increase in capital expenditures and by the impact of $139.6 million in proceeds received in 2007 related to the Nora asset sale and contribution.  Also during the nine months ended September 30, 2008, the Company made capital contributions totaling $22.8 million to Nora Gathering, LLC for use in midstream infrastructure projects.

Capital expenditures primarily consist of amounts related to the Company’s drilling and development operations and midstream infrastructure growth.  Capital expenditures for drilling and development totaled $492.9 million and $215.1 million during the first nine months of 2008 and 2007, respectively.  The Company drilled 521 gross wells, including 290 gross horizontal wells in the first nine months of 2008 compared to 467 gross wells, including 50 gross horizontal wells during the same period a year ago.  The average cost per horizontal well is greater than the cost per vertical well, while the Company expects that average recovery results from horizontal wells will also be greater than that of vertical wells.

Capital expenditures for the midstream operations totaled $432.5 million and $284.6 million during the first nine months of 2008 and 2007, respectively.  These capital expenditures were used primarily for the construction and expansion of natural gas pipelines and natural gas processing facilities.  Included in such expenditures for the first nine months of 2008 was $257 million for surface pressure projects, including $91 million in the Mayking corridor; $76 million for the Ranger liquids line project and Langley processing plant upgrade; and $31 million for completion of the Big Sandy pipeline.

Capital expenditures for distribution infrastructure totaled $32.2 million for the nine months ended September 30, 2008 compared to $31.9 million for the same period in 2007.

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

However, in light of the current market conditions, the Company now forecasts total capital and exploratory expenditures of approximately $1.4 billion for 2008, which is lower than previously forecasted.  This includes approximately $750 million for well development and exploration including lease acquisitions, $600 million for midstream infrastructure and $50 million for distribution infrastructure projects.

Cash Flow from Financing Activities

Net cash provided by financing activities was $587.8 million for the first nine months of 2008 compared to $166.3 during the same period in 2007.  The Company received net proceeds of $560.7 million from a public offering of 8.625 million shares of common stock in the second quarter of 2008.  The proceeds from the offering were used for general corporate purposes, including the Company’s natural gas drilling, development and midstream infrastructure projects.  The cash flow provided by financing activities also included a public offering during the first quarter of 2008 of $500.0 million in aggregate principal of 6.50% Senior Notes.  The proceeds were used to repay short-term notes under the Company’s revolving credit facility during the period.  The Company increased its short-term loans by $204.0 million during the same period in 2007.

The Company also repaid the remaining $29.3 million balance on a note to Nora Gathering, LLC in 2008.  During the same period in 2007, the Company received $45.5 million from the Nora Gathering, LLC note.  See Note K to the Company’s Condensed Financial Statements for further discussion of this transaction.

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of sixteen financial institutions.  Lehman Brothers Bank, FSB (Lehman) is one of the sixteen financial institutions in the syndicate and has committed to make loans not exceeding $95 million under the facility.  Lehman failed to fund a portion of a recent borrowing by the Company.  As of September 30, 2008, the Company had outstanding under the facility $93.7 million of loans in support of corporate activities and a $25.8 million irrevocable standby letter of credit.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

No one lender in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender should limit the Company’s exposure if further consolidation occurs in the banking industry.

Capital Market Outlook

The Company is committed to expanding its reserves and production through horizontal drilling, exploiting additional reserve potential through key emerging development plays and expanding its infrastructure in the Appalachian Basin.  However, in light of the current market conditions, the Company is developing a plan to reduce capital spending significantly for 2009 to between $900 million and $1 billion.  The Company anticipates that the capital spending plan will not require the Company to access capital markets through the end of 2010.  Even so, the Company anticipates annual gas sales volume growth of greater than 12% through concentrating spending on drilling where midstream capacity has already been built.  If the capital markets become unconstrained, the Company believes it has a long-term production growth potential of greater than 20% per year.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

Unsecured
	Medium-Term	Commercial
Rating Service	Notes	Paper
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-3

On October 15, 2008, S&P placed its ratings on Equitable Resources, as well as three other diversified energy companies on CreditWatch with negative implications, “in light of an increasing percentage of operating income and capital spending that is related to oil and gas exploration and production (E&P) activities.”  S&P stated that it expects to resolve the CreditWatch listing within the next three months.

The Company’s credit ratings may be subject to further revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant.  If the credit rating agencies downgrade the Company’s ratings, particularly below investment grade, the Company’s access to the capital markets may be limited, borrowing costs and margin deposits would increase, future counterparties may request additional assurance, and the potential pool of investors and funding sources would decrease.  The required margin may change as a result of gas prices as well as credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of September 30, 2008, the Company is in compliance with all existing debt provisions and covenants.

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

During the first nine months of 2008, the Company increased its hedge position for 2008 through 2015 by using cashless collars.  As of September 30, 2008, the approximate volumes and prices of the Company’s hedge position for 2008 through 2010 production are:

	2008**	2009	2010
Swaps
Total Volume (Bcf)	13	37	35
Average Price per Mcf (NYMEX)*	$4.62	$5.91	$5.96

Collars
Total Volume (Bcf)	4	23	21
Average Floor Price per Mcf (NYMEX)*	$7.61	$7.34	$7.29
Average Cap Price per Mcf (NYMEX)*	$12.59	$13.68	$13.51

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

Commitments and Contingencies

In a series of transactions in 2007 and 2008, the Company entered into various drilling rig leases to support its horizontal drilling program in Appalachia.  As of September 30, 2008, the Company had contracted to utilize 13 rigs to be deployed through 2009.  The total remaining cost of the rigs is estimated to be approximately $81.2 million.  Commitments related to the rig lease payments are not recorded in the accompanying Condensed Consolidated Balance Sheets.  All committed rigs are currently in use and are expected to continue to be used through the remainder of the commitment period.

Since December 31, 2007, the Company has increased its contractual commitments by entering into, among other things, a lease on a new corporate office building and additional firm transportation service agreements.  These commitments are not recorded in the accompanying Condensed Balance Sheets.  Under the terms of the firm transportation service agreements, the Company is obligated to pay demand charges as set forth in the transporter’s Federal Energy Regulatory Commission (FERC) gas tariff.  In exchange, the Company receives the rights to flow natural gas production through pipelines located in highly competitive markets.  The most significant new firm transportation service agreement, between Equitable Energy and Tennessee Gas Pipeline Company (TGP), a wholly owned subsidiary of El Paso Corporation, was entered into in August 2008.  This binding precedent agreement with, for a 15-year term, awarded Equitable 300,000 Dth/d of capacity in TGP’s Northeast expansion project.  This expansion project will consist of approximately 125 miles of 30-inch pipe loop and approximately 46,000 horsepower of additional compression facilities to be constructed in TGP’s existing pipeline corridor in Pennsylvania and New Jersey.  The awarded capacity will provide the Company access to consumer markets from the Gulf Coast to the Mid-Atlantic and the Northeast.

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in a case where a class of royalty owners in the state of West Virginia had filed a lawsuit claiming that the defendant underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

defendant has appealed the verdict, this decision may ultimately impact other royalty interest rights in West Virginia.  Claims have been brought against others in the oil and gas industry in West Virginia and Kentucky, including the Company.  The Company believes that the claims and facts decided in the unrelated lawsuit can be differentiated from those asserted against the Company.  Nevertheless, the Company has reviewed its West Virginia and Kentucky royalty agreements and established a reserve it believes to be appropriate.  The Company has reached a tentative settlement with the attorneys representing the putative class of the Company’s West Virginia royalty owners, but the settlement has not been reduced to a formal agreement.  The settlement is within the reserve established by the Company.

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

Long-term incentive compensation is primarily associated with the 2005 Executive Performance Incentive Program (2005 Program).  In the third quarter of 2008, the Company decreased its assumptions for both the ultimate share price and payout multiple at the end of the performance period (December 31, 2008) based on a review of the Company’s performance relative to its peer group under the 2005 Program as well as the significant decline in the Company’s stock price during the quarter.  As a result of the changes in assumptions, the Company recognized income of $84.2 million in the third quarter of 2008.

The Company’s current payout multiple assumption is 1.75 of the units awarded and the current ultimate share price assumption is approximately $37.  Based on the current assumptions, the Company forecasts fourth quarter 2008 compensation expense related to the 2005 Program of approximately $6 million.  Assuming no change in the payout multiple assumptions, each $1 change in the ultimate share price assumption would change forecasted fourth quarter compensation expense by approximately $2 million.  Assuming no change in the ultimate share price assumption, each 0.25 change in the payout multiple would change forecasted fourth quarter compensation expense by approximately $10 million.  A $34 stock price at December 31, 2008 and a 1.75 payout multiple would result in no compensation expense for the 2005 Program for the fourth quarter of 2008, as the accrual at September 30, 2008 would be approximately equal to the final payout of the 2005 Program.

Dividend

On October 14, 2008, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable December 1, 2008, to shareholders of record on November 7, 2008.

Other Events

In the third quarter of 2008, the Company amended and restated the change of control and non-competition and non-solicitation agreements with key executives.  The primary purposes for the amendments were to update and make consistent the non-compete, non-solicitation and confidentiality obligations of the executives and to document compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  The severance benefits payable to each named executive officer upon a termination of the employee under the restated agreements are generally consistent with, or more favorable to the Company than, the prior agreements.  In connection with these updates, the employment agreements of Messrs. Porges and Gerber were terminated as having been superseded by the restated non-compete and change of control agreements.

Equitable Resources, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2008.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

For the derivative commodity instruments used to hedge the Company’s forecasted production, the Company sets policy limits relative to the expected production and sales levels, which are exposed to price risk.  For the derivative commodity instruments used to hedge forecasted natural gas purchases and sales, which are exposed to price risk, the Company sets exposure level limits the Company believes to be acceptable.

The financial instruments currently utilized by the Company include futures contracts, swap agreements and collar agreements, which may require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity.  The Company also considers options and other contractual agreements in determining its commodity hedging strategy.

Management monitors price and production levels on a continuous basis and adjusts quantities hedged as warranted.  Due to the significant well development and infrastructure investment at Equitable Production and Equitable Midstream, the Company’s overall objective in its hedging program is to ensure an adequate level of return for these investments.  To the extent that the Company has hedged its production at prices below the current market price, the Company is unable to benefit fully from increases in the price of natural gas.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of September 30, 2008, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales through 2011 by utilizing futures contracts, swap agreements and collar agreements covering approximately 274.1 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2008 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $182.0 million.  A hypothetical increase of 10% in the market price of natural gas from the September 30, 2008 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $180.0 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2008.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value.  The Company believes that NYMEX-traded futures contracts have minimal credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from any potential financial instability of the exchange members.  The Company manages the credit risk of the other derivative contracts by limiting dealings to those counterparties who meet the Company’s criteria for credit and liquidity strength and continually monitoring counterparty risk factors.

The Company utilizes various information technology systems to monitor and evaluate its credit risk exposures.  This includes closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with counterparties that are of investment grade or better, enters into netting agreements whenever possible, and may obtain collateral or other security.

Approximately 16.5 percent or $64.1 million, of OTC derivative contracts outstanding at September 30, 2008 have a positive fair value.  As of September 30, 2008, all outstanding derivative contracts were with counterparties having an S&P rating of A- or above.

In September 2008, the credit support provider to one counterparty (Lehman Brothers) declared bankruptcy resulting in a default under various derivative contracts with the Company.  As a result, those contracts were terminated and a reserve of $5.2 million was recorded against the entire balance due to the Company.  There is no additional income statement exposure to Lehman Brothers beyond the reserve recorded this year.  As of September 30, 2008, the Company is not in default under any derivative contracts and has no knowledge of default by any other counterparty to derivative contracts.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from Equitable Production is generated from the sale of produced natural gas to certain marketers including the Company’s wholly owned marketing subsidiary Equitable Energy, and utility and industrial customers located mainly in the Appalachian area; the sale of produced natural gas liquids to a gas processor in Kentucky; and gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of sixteen financial institutions.  Lehman Brothers Bank, FSB (Lehman) is one of the sixteen financial institutions in the syndicate and has committed to make loans not exceeding $95 million under the facility.  Lehman failed to fund a portion of a recent borrowing by the Company and has not responded to inquiries from the Company regarding the status of its commitment.  As of September 30, 2008, the Company has outstanding under the facility $93.7 million of loans in support of corporate activities and a $25.8 million irrevocable standby letter of credit.

No one lender in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender should limit the Company’s exposure if further consolidation occurs in the banking industry.

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

In June 2006, the West Virginia Supreme Court of Appeals issued a decision involving interpretation of certain types of oil and gas leases of an unrelated party, in a case where a class of royalty owners in the state of West Virginia had filed a lawsuit claiming that the defendant underpaid royalties by deducting certain post-production costs not permitted by such types of leases and not paying a fair value for the gas produced from the royalty owners’ leases. In January 2007, the jury in the aforementioned case returned a verdict in favor of the plaintiff royalty owners, awarding the plaintiffs significant compensatory and punitive damages for the alleged underpayment of royalties. While the defendant has appealed the verdict, this decision may ultimately impact other royalty interest rights in West Virginia. The Company believes that the claims and facts in the unrelated lawsuit can be differentiated from those asserted against the Company. Nevertheless, the Company has reviewed its West Virginia royalty agreements and established a reserve it believes to be appropriate. The Company has reached a tentative settlement with the attorneys representing the putative class of the Company’s West Virginia royalty owners, but the settlement has not been reduced to a formal agreement. The settlement amount is within the reserve established by the Company.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended September 30, 2008.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

July 2008 (July 1 – July 31)	1,382	$60.76	–	8,385,400

August 2008 (August 1 – August 31)	1,557	$49.56	–	8,385,400

September 2008 (September 1 – September 30)	1,845	$42.19	–	8,385,400

Total	4,784		–

(a)        Includes 163 shares delivered in exchange for the exercise of stock options and restricted share awards to cover award cost and tax withholding and 4,621 shares for company-funded purchases made by the Company’s 401(k) plans.

(b)        Equitable’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

PART II.  OTHER INFORMATION

Item 6.	Exhibits

	10.1	Equitable Resources, Inc. 2008 Executive Performance Incentive Program

	10.2	Form of Participant Award Agreement under the Equitable Resources, Inc. 2008 Executive Performance Incentive Program

	10.3	Form of Participant Award Agreement (2008 Stock Option) under the 1999 Long-Term Incentive Plan

	10.4	Agreement dated as of September 23, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber

	10.5	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber

	10.6	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber

	10.7	Agreement dated as of September 23, 2008 by and between Equitable Resources, Inc. and David L. Porges

	10.8	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and David L. Porges

	10.9	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and David L. Porges

	10.10	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Philip P. Conti

	10.11	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Philip P. Conti

	10.12	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Randall L. Crawford

	10.13	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Randall L. Crawford

	31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

	31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

	32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE RESOURCES, INC.
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  October 24, 2008

INDEX TO EXHIBITS

Exhibit #	Document Description	Incorporated by Reference
10.1	Equitable Resources, Inc. 2008 Executive Performance Incentive Program	Filed herewith as Exhibit 10.1

10.2	Form of Participant Award Agreement under the Equitable Resources, Inc. 2008 Executive Performance Incentive Program	Filed herewith as Exhibit 10.2

10.3	Form of Participant Award Agreement (Stock Option) under the 1999 Long-Term Incentive Plan	Filed herewith as Exhibit 10.3

10.4	Agreement dated as of September 23, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber	Filed herewith as Exhibit 10.4

10.5	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber	Filed herewith as Exhibit 10.5

10.6	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Murry S. Gerber	Filed herewith as Exhibit 10.6

10.7	Agreement dated as of September 23, 2008 by and between Equitable Resources, Inc. and David L. Porges	Filed herewith as Exhibit 10.7

10.8	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and David L. Porges	Filed herewith as Exhibit 10.8

10.9	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and David L. Porges	Filed herewith as Exhibit 10.9

10.10	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Philip P. Conti	Filed herewith as Exhibit 10.10

10.11	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Philip P. Conti	Filed herewith as Exhibit 10.11

10.12	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Randall L. Crawford	Filed herewith as Exhibit 10.12

INDEX TO EXHIBITS

Exhibit #	Document Description	Incorporated by Reference
10.13	Change of Control Agreement dated as of September 8, 2008 by and between Equitable Resources, Inc. and Randall L. Crawford	Filed herewith as Exhibit 10.13

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32