Form 10-Q
period 2009-03-31
EQT Corp
filed 2009-04-30
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No   ☒

As of March 31, 2009, 130,897,388 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Thousands, except per share amounts)

Operating revenues	$469,403	$535,774
Purchased gas costs	209,007	271,178
Net operating revenues	260,396	264,596

Operating expenses:
Operation and maintenance	31,590	25,592
Production	15,020	16,520
Exploration	3,311	555
Selling, general and administrative	29,750	71,741
Depreciation, depletion and amortization	44,589	30,765
Total operating expenses	124,260	145,173

Operating income	136,136	119,423

Other income	590	3,524

Equity in earnings of nonconsolidated investments	1,122	1,294

Interest expense	19,243	13,653

Income before income taxes	118,605	110,588
Income taxes	46,612	40,068
Net income	$71,993	$70,520

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	130,743	121,891
Net income	$0.55	$0.58
Diluted:
Weighted average common shares outstanding	131,400	122,927
Net income	$0.55	$0.57
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$71,993	$70,520
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	1,140	2,490
Depreciation, depletion, and amortization	44,589	30,765
Other income	(590)	(3,524)
Equity in earnings of nonconsolidated investments	(1,122)	(1,294)
Deferred income taxes	56,417	48,507
Excess tax benefits from share-based payment arrangements	(127)	(708)
Decrease in inventory	141,100	139,037
Decrease (increase) in accounts receivable and unbilled revenues	51,285	(68,106)
Increase in margin deposits	(1,253)	(72,116)
Decrease in accounts payable	(157,951)	(17,063)
Change in derivative instruments at fair value, net	41,953	14,808
Changes in other assets and liabilities	(34,788)	(37,283)
Net cash provided by operating activities	212,646	106,033

Cash flows from investing activities:
Capital expenditures	(207,715)	(200,014)
Capital contribution to Nora Gathering, LLC	(4,500)	–
Investment in available-for-sale securities	(3,000)	(3,000)
Net cash used in investing activities	(215,215)	(203,014)

Cash flows from financing activities:
Dividends paid	(28,833)	(26,889)
Proceeds from issuance of long-term debt	–	500,000
Debt issuance costs	–	(6,645)
Increase (decrease) in short-term loans	31,050	(438,000)
Decrease in note payable to Nora Gathering, LLC	–	(14,379)
Proceeds from exercises under employee compensation plans	225	475
Excess tax benefits from share-based payment arrangements	127	708
Net cash provided by financing activities	2,569	15,270

Net decrease in cash and cash equivalents	–	(81,711)
Cash and cash equivalents at beginning of period	–	81,711
Cash and cash equivalents at end of period	$–	$–

Cash paid during the period for:
Interest, net of amount capitalized	$12,130	$12,765
Net income taxes (received) paid	$(3,981)	$6,855

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$–	$–
Accounts receivable (less accumulated provision for doubtful accounts:
March 31, 2009, $26,334; December 31, 2008, $26,636)	174,367	209,008
Unbilled revenues	32,146	49,930
Margin deposits with financial institutions	5,687	4,434
Inventory	147,082	288,182
Derivative instruments, at fair value	243,049	192,191
Prepaid expenses and other	148,400	183,437
Total current assets	750,731	927,182

Equity in nonconsolidated investments	174,735	169,241

Property, plant and equipment	5,708,622	5,503,921
Less: accumulated depreciation and depletion	1,448,793	1,406,402
Net property, plant and equipment	4,259,829	4,097,519

Investments, available-for-sale	26,517	25,880
Regulatory assets	83,019	83,525
Other assets	24,104	26,315
Total assets	$5,318,935	$5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
	(Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,300	$4,300
Short-term loans	350,967	319,917
Accounts payable	198,781	356,732
Derivative instruments, at fair value	130,861	175,889
Other current liabilities	116,820	185,770
Total current liabilities	801,729	1,042,608

Long-term debt	1,249,200	1,249,200
Deferred income taxes and investment tax credits	888,369	781,520
Unrecognized tax benefits	49,291	47,553
Pension and other post-retirement benefits	58,867	69,409
Other credits	93,152	89,279
Total liabilities	3,140,608	3,279,569

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: March 31, 2009 and December 31, 2008, 157,630	948,376	948,497
Treasury stock, shares at cost: March 31, 2009, 26,733; December 31, 2008, 26,764 (net of shares and cost held in trust for deferred compensation of 167, $2,845 and 163, $2,784)	(482,891)	(483,464)
Retained earnings	1,696,957	1,653,797
Accumulated other comprehensive income (loss)	15,885	(68,737)
Total common stockholders’ equity	2,178,327	2,050,093
Total liabilities and stockholders’ equity	$5,318,935	$5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2009, and the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 19 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in three segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, and a limited amount of crude oil, in the Appalachian Basin.  EQT Midstream’s operations include the natural gas gathering, processing, transportation and storage activities of the Company as well as sales of natural gas liquids (NGL).  Distribution’s operations primarily comprise the state-regulated natural gas distribution activities of the Company.

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income, equity in earnings of nonconsolidated investments, and other income.  Interest expense and income taxes are managed on a consolidated basis.  Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Actual headquarters’ expenses in excess of budget, which are primarily related to incentive compensation and administrative costs, are not allocated to the operating segments.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Revenues from external customers:
EQT Production	$97,763	$105,077
EQT Midstream	123,374	221,325
Distribution	293,172	255,962
Less: intersegment revenues (a)	(44,906)	(46,590)
Total	$469,403	$535,774
Total net operating revenues:
EQT Production	$97,763	$105,077
EQT Midstream	92,556	93,453
Distribution	70,392	66,066
Less: intersegment eliminations	(315)	–
Total	$260,396	$264,596
Total operating expenses:
EQT Production	$53,346	$44,745
EQT Midstream	43,576	32,599
Distribution	26,540	28,116
Unallocated expenses (b)	798	39,713
Total	$124,260	$145,173
Operating income:
EQT Production	$44,417	$60,332
EQT Midstream	48,980	60,854
Distribution	43,852	37,950
Unallocated expenses (b)	(1,113)	(39,713)
Total	$136,136	$119,423

Reconciliation of operating income to net income:

Other income:
EQT Midstream	$550	$3,383
Distribution	40	141
Total	$590	$3,524

Equity in earnings of nonconsolidated investments:
EQT Production	$36	$93
EQT Midstream	1,067	1,155
Unallocated	19	46
Total	$1,122	$1,294

Interest expense	19,243	13,653
Income taxes	46,612	40,068
Net income	$71,993	$70,520

	March 31,	December 31,
	2009	2008
	(Thousands)
Segment Assets:
EQT Production	$2,490,475	$2,338,695
EQT Midstream	1,838,953	1,897,872
Distribution	850,887	951,179
Total operating segments	5,180,315	5,187,746
Headquarters assets, including cash and short-term investments	138,620	141,916
Total assets	$5,318,935	$5,329,662

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$26,433	$18,121
EQT Midstream	12,238	7,218
Distribution	5,438	5,053
Other	480	373
Total	$44,589	$30,765

Expenditures for segment assets:
EQT Production	$137,436	$96,463
EQT Midstream	62,173	95,565
Distribution	6,776	7,605
Other	1,330	381
Total	$207,715	$200,014

(a)       Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and Distribution.

(b)      Unallocated expenses primarily consist of incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and natural gas liquids, which can affect the operating results of the Company primarily through the EQT Production and EQT Midstream segments.  The Company’s overall objective in its commodity hedging program is to ensure an adequate level of return for the well development and infrastructure investments at these segments.

The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored to reduce the effect of this volatility.  Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location.  Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity.  Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price.  Put option contracts provide protection from dropping prices and require the counterparty to pay the Company if the index price falls below the contract price.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on short or long-term debt.

Derivative instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended, including the adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, effective January 1, 2009.  As a result, the Company recognizes all derivative instruments as either assets or liabilities at fair value.   The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  At contract inception, the Company designates its derivative instruments as hedging or trading activities in accordance with SFAS No. 133.  To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (loss), net of tax, and is subsequently reclassified into earnings, in the same line item associated with the forecasted transaction, in the same period or periods during which the hedged

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

forecasted transaction affects earnings.  For derivative instruments that have not been designated as cash flow hedges under SFAS No. 133, the change in fair value for the instrument is recognized in the Statements of Consolidated Income as operating revenues each period.

Exchange-traded instruments are generally settled with offsetting positions.  Over the counter (OTC) arrangements require settlement in cash.  Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying statements of Condensed Consolidated Cash Flows.

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

The various derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges under SFAS No. 133.

The Company also enters into a limited amount of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited amount of other derivative instruments not designated as hedges under SFAS No. 133.  During 2008, the Company effectively settled certain derivative commodity hedges scheduled to mature during the period 2010 through 2013 by de-designating the hedges and entering into directly counteractive economic hedges.  As of the date of de-designation of these hedges, the Company had recorded a loss, net of tax, in accumulated other comprehensive loss of approximately $11.4 million which will be recognized as part of the realized sales price in the statements of consolidated income when the underlying physical transactions occur.  The fair value of the offsetting positions not designated as hedges under SFAS No. 133 as of March 31, 2009 was a $51.6 million derivative liability and a $33.4 million derivative asset.  During the first quarter of 2009, the Company terminated certain collar agreements scheduled to mature during the period 2010 through 2012.  As of the date of termination of these hedges the Company had recorded a gain, net of tax, in accumulated other comprehensive income of approximately $5.1 million which will be recognized as part of the realized sales price in the statements of consolidated income when the underlying physical transactions occur.

In May 2007, the Company sold a portion of its interest in certain gas properties in the Nora area.  As part of this transaction, the Company closed out certain cash flow hedges associated with forecasted production at this location by purchasing offsetting positions. The fair value of these derivative instruments was a $2.2 million liability at March 31, 2009.

The current hedge position extends through 2015 and provides price protection for greater than 65% of expected production in 2009 and greater than 40% of expected production through 2011.  See “Commodity Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s hedged position.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

All derivatives recognized in the balance sheet and used in cash flow hedging relationships are commodity contracts.  All gains (losses) recognized in income or reclassified from accumulated other comprehensive income into income are reported in operating revenues.  All derivative instrument assets and liabilities are reported in the balance sheet captions derivative instruments, at fair value.

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI (effective portion), net of tax	$143,542	$(134,709)
Amount of gain (loss) reclassified from accumulated OCI into income (effective portion), net of tax (a)	57,734	(24,898)
Amount of (loss) gain recognized in income (ineffective portion) (b)	(6,058)	1,022

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in income	(153)	81

	March 31, 2009	December 31, 2008
	(Thousands)
Asset derivatives
Derivatives designated as hedging instruments	$202,559	$188,247
Derivatives not designated as hedging instruments	40,490	3,944
Total asset derivatives	$243,049	$192,191

Liability derivatives
Derivatives designated as hedging instruments	$68,974	$154,605
Derivatives not designated as hedging instruments	61,887	21,284
Total liability derivatives	$130,861	$175,889

(a)  Includes $8.7 million for the three months ended March 31, 2009 of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  No such reclassification occurred for the three months ended March 31, 2008.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b) No amounts have been excluded from effectiveness testing.

The net fair value of derivative instruments changed during the first quarter of 2009 primarily as a result of a decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 213 Bcf and 243 Bcf as of March 31, 2009 and December 31, 2008, respectively, and are primarily related to natural gas swaps and collars.  The open positions at March 31, 2009 had maturities extending through December 2015.

The Company deferred net gains (losses) of $57 million and ($29) million in accumulated other comprehensive income (loss), net of tax, as of March 31, 2009 and December 31, 2008, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $52.4 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of March 31, 2009 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a receivable in the consolidated balance sheet.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received.   The Company had no such deposits in its Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits with brokers in the amount of $5.7 million and $4.4 million in its Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, respectively.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position is $35.0 million, for which the Company had no collateral posted on March 31, 2009.  If the Company’s credit rating had been downgraded below investment grade on March 31, 2009, the Company would have been required to post additional collateral of $20.8 million of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  In order to be considered investment grade issue, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

D.                        Investments, Available-For-Sale

As of March 31, 2009, the investments classified by the Company as available-for-sale consist of $26.5 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  The Company accounts for these securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115).  Certain investments had a fair market value which was $2.5 million below the adjusted December 31, 2008 cost as of March 31, 2009.  The Company analyzed the decline in these investments based on the extent and duration of the impairment, nature of the underlying assets and the Company’s intent and ability to hold the investments.  Based on this analysis, the Company concluded that the decline was temporary as of March 31, 2009.  Unrealized gains or losses with respect to temporarily impaired investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive income (loss).  The Company will continue to evaluate these investments and if the Company subsequently determines that these

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

losses are other-than-temporary, any unrealized losses stemming from such impaired investments will be recognized in earnings.

During the three month periods ended March 31, 2009 and 2008, the Company purchased additional securities with a cost basis totaling $3.0 million.

E.         Fair Value Measurements

The Company has an established process for determining fair value for its financial instruments, principally derivative commodity instruments and available-for-sale investments.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities, and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk free instrument.  The Company also considers credit default swaps rates where applicable.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), the Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Financial instruments included in Level 1 include the Company’s futures contracts and available-for-sale investments, while instruments included in Level 2 include the majority of the Company’s swap agreements, and instruments included in Level 3 include the Company’s collar and option agreements and a portion of the Company’s swap agreements.  Since the adoption of SFAS 157, the Company has not made any changes to its classification of financial instruments in each category.

The fair value of financial instruments included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Swaps included in Level 3 are valued using internal models; these internal models are validated each period with non-binding broker price quotes.  The Company has not experienced significant differences between internally calculated values and broker price quotes.  Collars and options included in Level 3 make up 90% of the total net derivative instruments, at fair value and are valued using internal models calculated with market derived volatilities. The Company uses NYMEX forward curves to value futures, NYMEX swaps, collars and options.  The NYMEX forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	March 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(Thousands)
Assets
Investments, available-for-sale	$26,517	$26,517	$–	$–
Derivative instruments, at fair value	243,049	18,416	96,245	128,388
Total assets	$269,566	$44,933	$96,245	$128,388

Liabilities
Derivative instruments, at fair value	$(130,861)	$(20,342)	$(108,989)	$(1,530)
Total liabilities	$(130,861)	$(20,342)	$(108,989)	$(1,530)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2009	$87,605
Total gains or losses:
Included in earnings	76
Included in other comprehensive income	43,835
Purchases, issuances, and settlements	(4,658)
Transfers in and/or out of Level 3	–
Balance at March 31, 2009	$126,858

The amount of total (losses) or gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2009	$(25)

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.  All gains or losses included in earnings related to available-for-sale securities are included as a separate component of earnings.

F.             Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, was as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
Net income	$71,993	$70,520
Other comprehensive income (loss):
Net change in cash flow hedges	85,837	(117,633)
Unrealized loss on investments, available-for-sale	(1,603)	(1,910)
Pension and other post-retirement benefit plans:
Prior service cost	(86)	(71)
Net loss	371	395
Settlement loss	103	75
Total comprehensive income (loss)	$156,615	$(48,624)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31,	December 31,
	2009	2008
	(Thousands)
Net unrealized gain (loss) from hedging transactions (a)	$56,618	$(29,219)
Unrealized loss on available-for-sale securities	(1,603)	–
Pension and other post-retirement benefits adjustment	(39,130)	(39,518)
Accumulated other comprehensive income (loss)	$15,885	$(68,737)

(a) Includes $7.8 million gain recorded in the first quarter 2008 related to the adoption of SFAS No. 157.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

G.        Share-Based Compensation

The Company accounts for its share-based payment awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Share-based compensation expense (income) recorded by the Company was as follows:

	Three Months Ended March 31,
	2009	2008
	(Thousands)
2005 Executive Performance Incentive Program	$–	$42,548
2008 Executive Performance Incentive Program	137	–
2009 Shareholder Value Plan	1,181	–
2007 Supply Long-Term Incentive Program	1,449	488
Restricted stock awards	1,152	983
Nonqualified stock options	783	–
Non-employee directors’ share-based awards	(191)	549
Total share-based compensation expense	$4,511	$44,568

Executive Performance Incentive Programs

The vesting of the stock units granted under the 2005 Executive Performance Incentive Program (2005 Program) occurred on December 31, 2008, after the ordinary close of the performance period, and payment was made on that day.  The Company accounted for these awards as liability awards and as such recorded compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  During the first quarter of 2008, the Company increased its assumptions for the total payout and recognized $42.5 million of expense related to the 2005 Program.

The vesting of the units granted under the 2008 Executive Performance Incentive Program (2008 Program) will occur upon payment after the end of the performance period at a payout multiple between zero and 300%, which is dependent upon the level of total shareholder return relative to a predefined peer group’s total shareholder return during the 3.5 year performance period.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2011.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2008 Program.  The Company’s current assumptions for the ultimate share price and payout multiple are $50 and 100% of the units awarded, respectively.  As of March 31, 2009, approximately 59,000 units were outstanding under the 2008 Program.  The 2008 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.

2009 Shareholder Value Plan

The vesting of the units granted under the 2009 Shareholder Value Plan (2009 SVP) will occur upon payment after the end of the performance period utilizing a payout factor of between zero and 250%, dependent upon a combination of the level of total shareholder return relative to a predefined peer group and the Company’s average absolute return on total capital during the performance period of January 1, 2005 to December 31, 2009.  To determine the actual payment per unit, the payout factor will be multiplied by the period-end stock price and such product will be reduced by $63.82 (referred to as the threshold value).  The threshold value approximates the Company’s total shareholder return relative to the predefined peer group through December 31, 2008 at a 175% multiple.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2009.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2009 SVP.  The Company’s current assumptions for the period-end stock and payout multiple are approximately $31 and 200% of the units awarded, respectively.  As of March 31, 2009, approximately

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

973,000 units were outstanding under the 2009 SVP.  The 2009 SVP expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.

            2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the EQT Production and EQT Midstream segments and awards were granted at that time.  During the first quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 116,000 additional awards under the 2007 Supply Program.  Awards granted may be earned by achieving pre-determined total sales volumes targets, achieving certain efficiency metrics and by satisfying certain applicable employment requirements.  The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels.  Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2007 Supply Program.  The Company’s current assumptions for the ultimate share price and payout multiple are approximately $45 and 200% of the units awarded, respectively.  As of March 31, 2009, approximately 278,000 units were outstanding under the 2007 Supply Program.  Total compensation cost recorded for the 2007 Supply Program was $2.5 million for the three months ended March 31, 2009, which included $1.1 million of cost capitalized and $1.4 million recorded as expense in the Company’s Statement of Consolidated Income.

Restricted Stock Awards

The Company granted 43,910 and 81,820 restricted stock awards during the three months ended March 31, 2009 and 2008, respectively, to key employees of the Company.  The shares granted will be fully vested at the end of the three-year period commencing with the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was approximately $31 and $60, for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 24 months.

Non-Qualified Stock Options

No stock options were granted during the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, there was $6.8 million of total unrecognized compensation cost related to outstanding nonvested stock options.

Nonemployee Directors’ Share-Based Awards

As of March 31, 2009, 83,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the three month periods ended March 31, 2009 and 2008.

The Company has historically granted to non-employee directors share-based awards which vested upon award.  The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  A total of 97,724 non-employee director share-based awards were outstanding as of March 31, 2009.  No share-based awards were granted to non-employee directors during the three month periods ended March 31, 2009 and 2008.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

H.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the three months ending March 31, 2009 is 39.3%.  The Company currently estimates the annual effective income tax rate to be approximately 39.3%.  The estimated annual effective income tax rate as of March 31, 2008 was 38.6%.

On March 31, 2008, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that contemplates a reduction of West Virginia’s corporate net income tax rate over the next six years.  As a result of this law change, the Company recorded a tax benefit of $4.6 million in the first quarter of 2008 to reflect an overall decrease in the Company’s expected deferred tax liability as of the effective date of each respective income tax rate reduction.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the three months ended March 31, 2009.

The consolidated federal income tax liability of the Company has been settled with the Internal Revenue Service (IRS) through 2000.  In December 2008, the Joint Committee on Taxation approved the settlement of all issues related to the 1998 through 2000 audit.  The Company received a final net tax refund of $3.8 million, including interest, for these years.

 As of March 31, 2009, the IRS has completed its audit and review of the Company’s federal income tax filings for the 2001 through 2005 years and the Company has received approximately $3.0 million of the total expected $3.4 million refund relating to the agreed upon audit adjustments for these years. The only unresolved issue relates to the research and experimentation tax credits claimed for years 2001 through 2005, which has been referred to the Appeals Division of the IRS.  The Company expects a portion of the research and experimentation tax credits claimed to be refunded before resolution of this issue at the Appeals Division.  The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions claimed during these periods.

On April 1, 2009 EQT received a refund of $98.9 million from the IRS relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009.  This net operating loss was primarily generated from intangible drilling costs (IDC) generated by the Company’s drilling program that are deducted currently for tax purposes and accelerated tax deprecation for expansion of the gathering infrastructure.

I.          Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2009	2008	2009	2008
	(Thousands)

Components of net periodic benefit cost
Service cost	$109	$44	$144	$110
Interest cost	906	1,080	537	610
Expected return on plan assets	(1,145)	(1,333)	–	–
Amortization of prior service cost	4	29	(226)	(226)
Recognized net actuarial loss	298	312	437	511
Settlement loss	173	126	–	–
Net periodic benefit cost	$345	$258	$892	$1,005

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

J.                          Recently Issued Accounting Standards

Employers’ Disclosures about Post-Retirement Benefit Plan Assets

In December 2008, the FASB issued final FSP No. FAS 132(R)-1, Employers’ Disclosures about Post-Retirement Benefit Plan Assets. The FSP contains amendments to FASB Statement No. 132(R) that are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other post-retirement plan.  The new disclosures are required to be included in the financial statements for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact that FSP No. FAS 132(R)-1 will have on its consolidated financial statement disclosures.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,”  “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs, production and sales volumes, reserves, capital expenditures, financing requirements, hedging strategy and tax position. These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.

Any forward-looking statement applies only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember they are included to provide you with information regarding the terms of such agreement and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

CORPORATE OVERVIEW

Three Months Ended March 31, 2009

vs. Three Months Ended March 31, 2008

EQT Corporation’s consolidated net income for the three months ended March 31, 2009 totaled $72.0 million, or $0.55 per diluted share, compared to $70.5 million, or $0.57 per diluted share, reported for the same period a year ago.  Several factors contributed to the increase in net income between periods.  The Company was negatively impacted by unfavorable commodity prices through reduced average well-head sales prices, NGL sales prices and commodity market price spreads on storage, together totaling $48.0 million.  The impact of the unfavorable commodity prices was more than offset by lower SG&A expenses resulting from the absence of incentive compensation expense relating to the Company’s 2005 Executive Performance Incentive Program, increases in production gas sales volumes resulting from increased production from the Company’s drilling program as well as increases in gathering and transmission activity.  Distribution’s net operating revenues for the first quarter 2009 increased compared to 2008 primarily due to the increase in base rates.

The current economic downturn is affecting EQT primarily through reduced natural gas prices and disruption to the global financial markets.  The Company has not yet experienced other material changes to financial position, results of operations or cash flows as a result of any changes in the economy; however, if the economic downturn continues for an extended period, EQT may be negatively impacted in various ways which the Company cannot reasonably predict at this time. For more information regarding risks associated with natural gas price volatility and the global financial challenges see Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s segments without being obscured by the

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest and income taxes.  In addition, management uses these measures for budget planning purposes.

EQT PRODUCTION

OVERVIEW

EQT Production continued to focus on organic growth through its drilling program. The Company drilled 137 gross (96 net) wells in the first quarter of 2009, including 4 horizontal Marcellus wells, 4 vertical Marcellus wells, 52 horizontal Lower Huron shale wells and 1 horizontal Big Lime well compared to 139 gross (105 net) wells in the first quarter of 2008 which included 66 horizontal shale wells and 3 horizontal Berea wells.  See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for drilling and development.

EQT Production’s operating revenues for the first quarter decreased 7% from 2009 to 2008 as lower commodity prices more than offset significantly increased production.  The average well-head sales price decreased 20% due to a 39% decrease in the average NYMEX price, a higher percentage of unhedged gas sales, and SFAS No. 133 ineffectiveness, partially offset by a higher realized hedge price compared to 2008.  Gas sales volumes increased 18% from 2008 to 2009 excluding the impact of the extra day in 2008.  The increase was primarily the result of increased production from the 2008 and 2009 drilling programs partially offset by the normal production decline in the Company’s existing wells.  The SFAS No. 133 ineffectiveness in the first quarter of 2009 was a non-cash charge related to NYMEX swaps entered into in 2003 and 2004 with maturity dates from 2009 through 2011.  The charge was primarily the result of decreases in basis in the Appalachian Basin as compared to basis at the inception of the hedges.  At March 31, 2009, the NYMEX forward price curve for the remaining term of the affected derivative instruments was higher than the NYMEX forward price curve at the date the instruments were put in place; however, the forward price curve for the location basis component of the Company’s physical sales related to these instruments was lower than the corresponding curve in 2004.  At March 31, 2009, the projected loss for the hedging instruments was greater than the projected gain on the hedged physical commodity;  accordingly, the ineffective portion of the cash flow hedge was recognized as a reduction in operating revenues in the statements of consolidated income.  The Company evaluates hedge effectiveness on a quarterly basis and, as a result, increases or decreases in location basis may generate gains or losses from time to time.

First quarter operating expenses at EQT Production included increases in the Company’s depletion and exploration expense.  The increase in DD&A is the combination of higher rates, due to the significant on-going well development program and increased units-of-production.  The increase in exploration expense is the result of the timing of expenditures compared to the prior year.  Excluding DD&A and exploration expenses, operating expenses decreased both in total and on a per unit basis.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT PRODUCTION

	Three Months Ended
	March 31,

	2009	2008	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	24,478	21,021	16.4
Company usage, line loss (MMcfe)	(1,502)	(1,306)	15.0
Total sales volumes (MMcfe)	22,976	19,715	16.5

Average (well-head) sales price ($/Mcfe)*	$4.16	$5.21	(20.2)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.25	$0.28	(10.7)
Production taxes ($/Mcfe)	$0.36	$0.49	(26.5)
Production depletion ($/Mcfe)	$1.03	$0.81	27.2

Production depletion	$25,205	$17,091	47.5
Other depreciation, depletion and amortization (DD&A)	1,228	1,030	19.2
Total DD&A	$26,433	$18,121	45.9

Capital expenditures (thousands)	$137,436	$96,463	42.5

FINANCIAL DATA (Thousands)

Total operating revenues	$97,763	$105,077	(7.0)

Operating expenses:
LOE, excluding production taxes	6,042	5,962	1.3
Production taxes	8,824	10,223	(13.7)
Exploration expense	3,311	555	496.6
Selling, general and administrative (SG&A)	8,736	9,884	(11.6)
DD&A	26,433	18,121	45.9
Total operating expenses	53,346	44,745	19.2
Operating income	$44,417	$60,332	(26.4)

* Average (well-head) sales price is calculated as market price adjusted for hedging activities less deductions for gathering, processing and transmission included in EQT Midstream revenues. These deductions totaled $1.72 and $1.28 per Mcfe for the three months ended March 31, 2009 and 2008, respectively.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2009

vs. Three Months Ended March 31, 2008

EQT Production’s operating income totaled $44.4 million for the three months ended March 31, 2009 compared to $60.3 million for the three months ended March 31, 2008.  The $15.9 million decrease in operating income was primarily the result of a decrease in the average well-head sales price, higher depletion, depreciation and amortization, and an increase in exploration expense.

Total operating revenues were $97.8 million for the three months ended March 31, 2009 compared to $105.1 million for the three months ended March 31, 2008.  The $7.3 million decrease in total operating revenues was primarily due to a 20% decrease in the average well-head sales price, partially offset by an increase in production gas sales volumes. The $1.05 per Mcfe decrease in the average well-head sales price was due to a $3.14 per Dth decrease in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a higher realized hedge price. The increase in production gas sales volumes was the result of increased production from the 2008 and 2009 drilling programs, partially offset by the normal production decline in the Company’s wells and the impact of the extra day in 2008.  The operating revenues and recognized price reflect a non-cash charge for ineffectiveness in cash flow hedges of $6.2 million ($0.27 per Mcfe), in 2009 and no charge in 2008.

Operating expenses totaled $53.3 million for the three months ended March 31, 2009 compared to $44.7 million for the three months ended March 31, 2008.  The increase in operating expenses was primarily the result of the increase in DD&A due to increased depletion expense resulting from increases in the unit rate ($5.4 million) and volume ($2.7 million). The $0.22 increase in the depletion rate is primarily attributable to the increased investment in oil and gas producing properties. The increase in exploration expense is due to the timing of expenditures for seismic analysis compared to the prior year.  The decrease in production taxes is due to decreased severance taxes partially offset by an increase in property taxes. The decrease in severance taxes (a production tax directly imposed on the value of the gas extracted) was primarily due to lower gas commodity prices.  The increase in property taxes was a direct result of higher prices in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on historical gas commodity prices and gas sales volumes.  The decrease in SG&A was primarily due to an adjustment to the reserve for uncollectible accounts resulting from the decrease in the commodity prices.

OUTLOOK

EQT Production’s business strategy is focused on organic growth of the Company’s natural gas reserves.  Key elements of EQT Production’s strategy include:

•                Expanding reserves and production through horizontal drilling in Kentucky and West Virginia.  Through the capital program, the Company is seeking to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential.  A substantial portion of the Company’s 2009 drilling efforts is focused on drilling horizontal wells in Lower Huron shale formations in Kentucky and West Virginia and on drilling Marcellus wells.

•                Exploiting additional reserve potential through key emerging development plays.  In 2009, the Company is examining the potential for exploitation of gas reserves in new geological formations and through different technologies.  Plans include high and low pressure Marcellus shale wells, re-entry wells in the Devonian shale and testing the Devonian shale in Virginia.  In addition, the Company will complete its evaluation of proprietary seismic data in order to evaluate deep drilling opportunities for 2010.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

OVERVIEW

EQT Midstream’s 2009 first quarter net operating revenues were consistent with first quarter 2008 net operating revenues.  Increases in gathering and transmission activity were offset by unfavorable NGL sales prices in the processing business and unfavorable commodity market price spreads in storage.  Gathering net operating revenues increased primarily due to the increase in gathered volumes.  The decrease in processing net operating revenues was driven by a significant decrease in the average NGL sales price.  Transmission net operating revenues increased primarily due to Big Sandy pipeline activity in the first quarter 2009, as it became operational in the second quarter of 2008.  Storage net operating revenues decreased primarily due to the decrease in commodity market price spreads realized on storage services between periods.  Operating and maintenance expense and DD&A increased due to the completion in 2008 of significant midstream infrastructure projects.

RESULTS OF OPERATIONS

EQT MIDSTREAM

	Three Months Ended
	March 31,

	2009	2008	%
OPERATIONAL DATA

Gathered volumes (BBtu)	38,479	33,837	13.7
Average gathering fee ($/MMBtu)	$1.03	$0.98	5.1
Gathering and compression expense ($/MMBtu)	$0.40	$0.34	17.7
NGLs sold (Mgal) (a)	27,374	18,393	48.8
Average NGL sales price ($/gal)	$0.67	$1.37	(51.1)
Transmission pipeline throughput (BBtu)	17,218	14,760	16.7

Net operating revenues (thousands):
Gathering	$38,679	$33,435	15.7
Processing	6,620	11,348	(41.7)
Transmission	19,810	11,289	75.5
Storage, marketing and other	27,447	37,381	(26.6)
Total net operating revenues	$92,556	$93,453	(1.0)

Capital expenditures (thousands)	$62,173	$95,565	(34.9)

FINANCIAL DATA (thousands)

Total operating revenues	$123,374	$221,325	(44.3)
Purchased gas costs	30,818	127,872	(75.9)
Total net operating revenues	92,556	93,453	(1.0)

Operating expenses:
Operating and maintenance (O&M)	21,201	15,265	38.9
SG&A	10,137	10,116	0.2
DD&A	12,238	7,218	69.6
Total operating expenses	43,576	32,599	33.7
Operating income	$48,980	$60,854	(19.5)

Other income	$550	$3,383	(83.7)
Equity in earnings of nonconsolidated investments	$1,067	$1,155	(7.6)

(a)  NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2009

vs. Three Months Ended March 31, 2008

EQT Midstream’s operating income totaled $49.0 million for the three months ended March 31, 2009 compared to $60.9 million for the three months ended March 31, 2008.  The $11.9 million decrease in operating income was primarily the result of unfavorable commodity prices for NGLs and lower storage price spreads partially offset by increased gathering volumes and transmission activity.

Total net operating revenues were $92.6 million for the three months ended March 31, 2009 compared to $93.5 million for the three months ended March 31, 2008.  Both total operating revenues and purchased gas costs decreased compared to the prior year due to a decrease in commodity prices and a change in the mix of marketing activity toward trading purchases and sales which are reported net in accordance with EITF 02-03.  These changes were made to better align these assets with the current EQT corporate structure.

Gathering net operating revenues increased due to a 14% increase in gathered volumes.  This increase was driven by more volumes gathered for EQT Production, as well as increased third party customer volume due to increased available capacity.  Processing net revenues decreased $4.7 million in the first quarter 2009 compared to the first quarter of 2008 primarily due to a 51% lower sales price for NGL products.  Commodity market prices for propane and other NGLs were significantly lower in the first quarter of 2009 compared to the same period of 2008, partially offset by a decrease in the cost of natural gas processed.  This NGL price decrease more than offset a 49% increase in NGLs sold in the first quarter of 2009 compared to the first quarter of 2008, which resulted from increased production volumes from both EQT Production and third party customers.

Transmission net revenues in the first quarter of 2009 increased from the prior year primarily due to activity from the Big Sandy pipeline.  The decrease in storage net revenues was primarily due to lower price spreads in the storage contracts settled in the first quarter of 2009 compared to the first quarter of 2008.  The storage revenues are primarily driven by the optimization of the Company’s contractual and physical gas storage assets which allow the Company to purchase gas and store it in lower price markets and simultaneously enter into contracts to sell it later at higher prices, taking advantage of seasonal gas price spreads.  This reduction in storage asset optimization revenues was offset in part due to an increase in third party marketing that utilized Big Sandy capacity not currently being used to transport Company production.

Operating expenses totaled $43.6 million for the three months ended March 31, 2009 compared to $32.6 million for the three months ended March 31, 2008.  The $11.0 million increase in operating expenses was primarily due to increases of $5.9 million in O&M and $5.0 million in DD&A.  The increase in O&M is primarily due to higher operational costs associated with the growth in the Midstream business including electricity, labor and property taxes.  The infrastructure investments made in 2008, such as the Big Sandy pipeline, the expansion of the Kentucky Hydrocarbon processing facility and the Ranger liquids line, required increased electric costs, property taxes, and labor to operate the additional infrastructure.  The increase in DD&A was primarily due to the increased investment in gathering, processing, and transmission infrastructure during 2008.

Other income primarily represents allowance for equity funds used during construction.  The $2.8 million decrease from the first quarter of 2008 to the first quarter of 2009 was primarily the result of decreased assets under construction on regulated pipeline projects, specifically the Big Sandy pipeline.

Equity in earnings of nonconsolidated investments totaled $1.1 million for the three months ended March 31, 2009 and 2008 and related to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for Midstream infrastructure projects.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

EQT Midstream is focused on providing and maintaining a long-term growth platform to facilitate the development of EQT Production’s growing reserve base.  In 2009, under current capital market conditions, EQT Midstream will optimize existing capacity by building smaller gathering lines in Kentucky, West Virginia and Pennsylvania to tie in wells.  This will facilitate the delivery of gas from wells drilled by EQT Production in 2009 and will provide additional capacity to help mitigate curtailments, increase the flexibility and reliability of the Company’s gathering systems and provide additional capacity for growth.  EQT Midstream will also make the initial infrastructure expansion in the Company’s Marcellus play in southwestern Pennsylvania and northern West Virginia.  In addition, processing upgrades to the Kentucky Hydrocarbon plant are planned.  If the capital markets become less constrained, EQT Midstream will consider increasing investment in corridor infrastructure projects to provide additional capacity needed to facilitate production growth.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

OVERVIEW

On February 26, 2009, the Pennsylvania Public Utility Commission (PA PUC) approved the settlement between the distribution company and the active parties to the filing for a base rate case increase in Pennsylvania.  The settlement is expected to result in a revenue increase of approximately $38 million annually.  The Company implemented the new base rates upon approval of the settlement and as a result recognized an increase in net operating revenues of approximately $3.3 million during the first quarter of 2009.  Additionally, the Company increased the customer assistance program (CAP) surcharge, for recovery of its costs for assisting low-income customers with paying their gas bills, effective with the approval of the settlement and will receive an annual reconciliation of CAP costs to ensure complete recovery of these costs.

Distribution’s net operating revenues for the first quarter increased 7% from 2008 to 2009, primarily due to the increase in base rates.  Total operating expenses in the first quarter of 2009 decreased 6%, primarily due to lower labor, fringe benefits and overhead costs.

RESULTS OF OPERATIONS

DISTRIBUTION

	Three Months Ended March 31,
	2009	2008	%

OPERATIONAL DATA

Heating degree days (30 year average: 2,930)	2,887	2,884	0.1

Residential sales and transportation volumes (MMcf)	11,961	12,063	(0.8)
Commercial and industrial volumes (MMcf)	10,190	11,611	(12.2)
Total throughput (MMcf) – Distribution	22,151	23,674	(6.4)

Net operating revenues (thousands):
Residential	$44,179	$41,288	7.0
Commercial & industrial	19,610	19,834	(1.1)
Off-system and energy services	6,603	4,944	33.6
Total net operating revenues	$70,392	$66,066	6.5

Capital expenditures (thousands)	$6,776	$7,605	(10.9)

FINANCIAL DATA (thousands)

Total operating revenues	$293,172	$255,962	14.5
Purchased gas costs	222,780	189,896	17.3
Net operating revenues	70,392	66,066	6.5

Operating expenses:
O&M	9,779	10,116	(3.3)
SG&A	11,323	12,947	(12.5)
DD&A	5,438	5,053	7.6
Total operating expenses	26,540	28,116	(5.6)
Operating income	$43,852	$37,950	15.6

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2009

vs. Three Months Ended March 31, 2008

Distribution’s operating income totaled $43.9 million for the first quarter of 2009 compared to $38.0 million for the first quarter of 2008.  The $5.9 million increase in operating income is primarily due to an increase in base rates as well as lower operating expenses.

Net operating revenues were $70.4 million for the first quarter of 2009 compared to $66.1 million for the first quarter of 2008.  The $4.3 million increase in net operating revenues was primarily a result of increased revenues from residential customers as a result of the approval of the Company’s base rate increase in late February 2009.  The weather in Distribution’s service territory in the first quarter of 2009 was comparable to the first quarter of 2008 (1% warmer than the 30-year National Oceanic and Atmospheric Administration average for the Company’s service territory) and did not have a significant impact on residential net operating revenues.  Off-system and energy services net operating revenues increased $1.7 million due to greater asset optimization opportunities realized in 2009 as well as higher revenues from gathering activities resulting primarily from increased rates.  Partially offsetting these increases was a $0.2 million decrease in commercial and industrial net operating revenues due to a reduction in performance-based revenues which was mostly offset by increased revenues from higher base rates.  Commercial and industrial volumes decreased 1,421 MMcf from 2008 to 2009 primarily due to a decrease in usage by one industrial customer. These high volume industrial sales have very low margins and did not significantly impact total net operating revenues.  Additionally, an increase in the commodity component of residential tariff rates and the increase in asset optimization transactions resulted in an increase in both total operating revenues and purchased gas costs.

Operating expenses totaled $26.5 million for the first quarter of 2009 compared to $28.1 million for the first quarter of 2008.  The $1.6 million decrease in operating expenses was primarily the result of lower labor, fringe and general overhead expenses, partially offset by an increase in DD&A due to a decrease in estimated service lives resulting from a 2008 PA PUC-mandated asset service life study.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for distribution projects.

OUTLOOK

As described above, in February 2009, the distribution Company received approval of the settlement of its Pennsylvania rate case that will result in a revenue increase of approximately $38 million annually.  The rate increase will allow Distribution to earn an improved return on its asset base.  Under the terms of the rate case settlement, Distribution will benefit from reduced exposure to the cost of PA PUC-mandated customer assistance programs through a reconcilable surcharge.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the first quarter of 2009 were cash flows from operating activities and the Company’s revolving credit facility.  The Company used the cash primarily to fund its capital program and for operating expenses.  Additionally, on April 1, 2009, the Company received a refund of $98.9 million from the Internal Revenue Service (IRS) relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009.

Operating Activities

Cash flows provided by operating activities totaled $212.6 million for the first quarter of 2009 and $106.0 million for the first quarter of 2008, an increase of $106.6 million in cash flows provided by operating activities between years.  The increase in cash flows provided by operating activities was primarily attributable to the following:

•                  a decrease in accounts receivable and unbilled revenues of $51.3 million in 2009 compared to an increase in accounts receivable and unbilled revenues of $68.1 million in 2008.  The decrease in 2009 was primarily the result of a decrease in the average well-head sales price at EQT Production due in part to a 39% decrease in the average NYMEX price and decreased price spreads at EQT Midstream, while the increase in 2008 was primarily due to increased average well-head sales prices and volumes at EQT Production and increased commercial storage activity and higher seasonal price spreads at EQT Midstream;

•                  a $1.3 million increase in cash required for margin deposits on the Company’s natural gas hedge agreements during the first quarter of 2009 compared to a $72.1 million increase in cash required for margin deposits during the first quarter of 2008.  The increase in margin deposit requirements during the first quarter of 2008 was primarily the result of the Company’s change in credit rating at that time;

•                  a net cash refund related to income taxes of $4.0 million in 2009 compared to a net cash payment of $6.9 million in 2008;

        partially offset by:

•                  a decrease in accounts payable of $158.0 million in 2009 compared to a decrease in accounts payable of $17.1 million in 2008.  The decrease in 2009 is primarily due to the decreased price of purchased gas due to decreasing commodity prices and a reduction in operating expenses.

Investing Activities

Cash flows used in investing activities totaled $215.2 million for the first quarter of 2009 and $203.0 million for the first quarter of 2008, an increase of $12.2 million in cash flows used in investing activities between years.  The increase was primarily driven by increased capital expenditures and a $4.5 million capital contribution to Nora Gathering, LLC in the first quarter of 2009 for use in midstream infrastructure projects.

Capital expenditures for drilling and development totaled $137.4 million and $96.5 million during the first quarter of 2009 and 2008, respectively.  The Company drilled 137 gross wells, including 57 gross horizontal wells in the first quarter of 2009, compared to 139 gross wells, including 69 gross horizontal wells in the first quarter of 2008.  While the number of wells drilled was fairly consistent between years, capital expenditures increased primarily due to spending in the first quarter of 2009 on horizontal wells that were spud in the fourth quarter of 2008.  Very few horizontal wells were spud in the fourth quarter of 2007.

Capital expenditures for the Midstream operations totaled $62.2 million and $95.6 million during the first quarter of 2009 and 2008, respectively.  The first quarter of 2008 included expenditures for the Big Sandy Pipeline and Kentucky Hydrocarbon processing plant upgrade, which were completed in 2008.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures at Distribution totaled $6.8 million for the first quarter of 2009 compared to $7.6 million for the first quarter of 2008.  The $0.8 million decrease in capital expenditures was primarily due to reduced metering and compression-related work in the first quarter of 2009 as compared to the same period in 2008.

The Company is committed to profitably expanding its reserves and production through horizontal drilling, exploiting additional reserve potential through key emerging development plays and expanding its infrastructure in the Appalachian Basin.  However, in light of the current capital market conditions, the Company remains committed to a reduced capital spending plan for 2009 as compared to 2008 and anticipates that this capital spending plan will not require the Company to access the capital markets through the end of 2010.  This plan will continue to be funded by the Company’s cash flow from operating activities as well as a portion of the Company’s $1.5 billion revolving credit facility.  The Company remains flexible to reduce capital spending to operating cash flow levels should market conditions further deteriorate.  The Company anticipates annual gas sales volumes growth of 15% in 2009 through concentrating spending on drilling where midstream capacity has already been built.

Financing Activities

Cash flows provided by financing activities totaled $2.6 million for the first quarter of 2009 compared to $15.3 million for the first quarter of 2008, a decrease of $12.7 million in cash flows provided by financing activities between years.  In the first quarter of 2009, short-term loans under the Company’s revolving credit facility increased by $31.1 million.  In the first quarter of 2008, the Company completed a public offering of $500.0 million in aggregate principal amount of 6.50% Senior Notes and used the proceeds to repay $438.0 million of short-term notes under the Company’s revolving credit facility and $14.4 million of the note payable to Nora Gathering, LLC.

Security Ratings

The table below reflects the current credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

	Senior	Short-Term
Rating Service	Notes	Rating
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-2
Fitch Ratings	BBB+	F-2

On February 25, 2009, S&P removed EQT from CreditWatch where the Company was placed with negative implications on October 15, 2008.  After conducting its review, S&P affirmed EQT’s long term debt rating of BBB and raised the short-term debt rating of EQT to A-2.  According to S&P, the rating outlook is stable.

On March 6, 2009, Moody’s affirmed the existing Baa1 senior unsecured rating and P-2 short-term ratings for EQT and changed the outlook for EQT to negative from stable, citing “the company’s ongoing evolution into a more upstream focused company.”  Moody’s also affirmed the Baa3 senior secured ratings for EQT’s sponsored structured vehicle, Appalachian NPI, LLC, but revised the outlook to negative from stable.

Fitch initiated coverage on EQT on March 20, 2009.  Fitch assigned a BBB+ rating to EQT’s senior unsecured debt and an F-2 default rating to the short-term debt.  According to Fitch, the rating outlook is stable.

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant.  If the credit rating agencies downgrade the Company’s ratings, particularly below investment grade, the Company’s access to the capital markets may be limited, borrowing costs and margin deposits would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The required margin is also subject to significant change as a result of factors other than credit rating such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of March 31, 2009, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The Company’s overall objective in its hedging program is to protect earnings from undue exposure to the risk of changing commodity prices.  The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.  The derivative commodity instruments currently utilized by the Company are primarily fixed price swaps, collars and options.

The approximate volumes and prices of the Company’s total hedge position for 2009 through 2011 production are:

	2009**	2010	2011
Swaps
Total Volume (Bcf)	28	23	19
Average Price per Mcf (NYMEX)*	$5.91	$5.12	$5.10

	2009**	2010	2011
Puts
Total Volume (Bcf)	–	3	3
Average Floor Price per Mcf (NYMEX)*	$–	$7.35	$7.35

Collars
Total Volume (Bcf)	17	17	14
Average Floor Price per Mcf (NYMEX)*	$7.34	$7.28	$7.11
Average Cap Price per Mcf (NYMEX)*	$13.68	$14.05	$14.12

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**April through December

The Company’s current hedge position extends through 2015 and provides price protection for greater than 65% of expected production in 2009 and greater than 40% of expected production through 2011. The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.03 per diluted share for 2009 and ranges from $0.04 to $0.05 per diluted share per year for 2010 and 2011.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging activities.

Commitments and Contingencies

Several West Virginia lessors claimed in a suit filed on July 31, 2006 that Equitable Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting and other relief.  The plaintiffs later amended their complaint to name Equitable Resources, Inc. as an additional defendant. While the Company believes that it paid the proper royalty, it established a reserve to cover any potential liability. The Company has settled the litigation.   The settlement covers all of the Company’s lessors in

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

West Virginia who do not opt out of the settlement and is subject to court approval. The Company believes the reserve established for royalty matters is sufficient.

In the ordinary course of business, various other legal claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or cash flows of the Company.

Dividend

On April 22, 2009, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable June 1, 2009, to shareholders of record on May 8, 2009.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2009.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

EQT Corporation and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas, which can affect the operating results of the Company primarily through the EQT Production segment and the EQT Midstream segment.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored.  The Company also enters into energy trading contracts to leverage its assets and limit its exposure to shifts in market prices.  The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

The financial instruments currently utilized by the Company include futures contracts, swap agreements, collar agreements and option contracts, which may require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity.  The Company also considers other contractual agreements in determining its commodity hedging strategy.

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  Due to the significant well development and infrastructure investment at EQT Production and EQT Midstream, the Company’s overall objective in its hedging program has been to ensure an adequate level of return for these investments.

With respect to the derivative commodity instruments in designated hedging relationships held by the Company as of March 31, 2009, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements, collar agreements and option contracts covering approximately 167.8 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.   A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2009 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $41.5 million.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2009 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $39.5 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2009.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

EQT Corporation and Subsidiaries

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

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value. The Company believes that NYMEX-traded futures contracts have minimal credit risk because the Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from any potential financial instability of the exchange members. The Company manages the credit risk of its other derivative contracts by limiting dealings to those counterparties who meet the Company’s criteria for credit and liquidity strength and continually monitoring counterparty risk factors.

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

Approximately 68.6%, or $217.5 million, of OTC derivative contracts outstanding at March 31, 2009 have a positive fair value. All derivative contracts outstanding as of March 31, 2009 are with counterparties having an S&P rating of A- or above at that date.

In September 2008, the credit support provider of one counterparty (Lehman Brothers) declared bankruptcy resulting in a default under various derivative contracts with the Company. As a result, those contracts were terminated and a reserve of $5.2 million was recorded against the entire balance due to the Company. There is no additional income statement exposure to Lehman Brothers beyond the reserve recorded in 2008. As of March 31, 2009, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts other than Lehman Brothers. The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas. A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas to certain marketers, including the Company’s wholly owned marketing subsidiary EQT Energy, and utility and industrial customers located mainly in the Appalachian area. Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream is generated from the sale of produced natural gas liquids to a gas processor in Kentucky and gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011. The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company. Lehman Brothers Bank, FSB (Lehman) is one of the 15 financial institutions in the syndicate and has committed to make loans not exceeding $95 million under the facility. Lehman failed to fund its portion of all recent borrowings by the Company which effectively reduces the total amount available under the facility to $1,405 million. As of March 31, 2009, the Company has outstanding under the facility $351.0 million of loans in support of corporate activities and a $25.8 million irrevocable standby letter of credit.

No one lender of the 15 financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure if further problems or consolidation occur in the banking industry.

EQT Corporation and Subsidiaries

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Kay Company, LLC et al v. EQT Production Company et al, U.S. District Court, Southern District of West Virginia

Several West Virginia lessors claimed in a suit filed on July 31, 2006 that Equitable Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting, and other relief. The plaintiffs later amended their complaint to name Equitable Resources, Inc. as an additional defendant. While the Company believes that it paid the proper royalty, it established a reserve to cover any potential liability. The Company has settled the litigation. The settlement covers all of the Company’s lessors in West Virginia who do not opt out of the settlement and is subject to court approval. The Company believes the reserve established for royalty matters is sufficient.

In addition to the claim disclosed above, in the ordinary course of business various other legal claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company has established reserves for other pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any other matter currently pending against the Company will not materially affect the financial position, results of operations or cash flows of the Company.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended March 31, 2009.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

January 2009 (January 1 – January 31)	3,330	$ 32.97	–	8,385,400

February 2009 (February 1 – February 28)	3,256	$ 34.93	–	8,385,400

March 2009 (March 1 – March 31)	3,646	$ 30.96	–	8,385,400

Total	10,232		–

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

Item 5. Other Information

On February 17, 2009, Ernst & Young LLP consented (the “Consent”) to the incorporation by reference in certain of the Company’s Registration Statements of its reports dated February 17, 2009, with respect to the consolidated financial statements and schedule of the Company, and the effectiveness of internal control over financial reporting of the Company, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Consent was attached as Exhibit 23.01 to the Company’s Annual Report on Form 10-K. However, due to an administrative error, the Exhibit omitted the signature of Ernst & Young LLP. A fully executed copy of the Consent is attached as Exhibit 23.1 hereto and is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	EQT Corporation 2009 Long-Term Incentive Plan

10.2	Form of Participant Award Agreement (Restricted Stock) under 2009 EQT Corporation Long-Term Incentive Plan

10.3	Form of Participant Award Agreement (Stock Option) under 2009 EQT Corporation Long-Term Incentive Plan

10.4	2007 Supply Long-Term Incentive Program (as amended and restated March 5, 2009)

10.5	2005 Executive Performance Incentive Program

10.6	2008 Executive Performance Incentive Program

10.7	2009 Shareholder Value Plan

10.8	2005 Short-Term Incentive Plan

10.9	2006 Payroll Deduction and Contribution Program

10.10	Directors’ Deferred Compensation Plan

10.11	2005 Directors’ Deferred Compensation Plan

10.12	Employment Agreement dated as of March 14, 2008 between the Company and Johanna G. O’Loughlin

10.13	Horizontal Drilling Special Grant Award Letters dated as of May 17, 2006 and August 22, 2008 between the Company and Steven T. Schlotterbeck

10.14	Form of Participant Award Agreement (Phantom Units Award) under 2009 Long-Term Incentive Plan

10.15

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

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  April 30, 2009

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

10.1	EQT Corporation 2009 Long-Term Incentive Plan	Filed as Exhibit 10.1 for Form 8-K filed on April 22, 2009

10.2	Form of Participant Award Agreement (Restricted Stock) under 2009 EQT Corporation Long-Term Incentive Plan	Filed as Exhibit 10.2 for Form 8-K filed on April 22, 2009

10.3	Form of Participant Award Agreement (Stock Option) under 2009 EQT Corporation Long-Term Incentive Plan	Filed as Exhibit 10.3 for Form 8-K filed on April 22, 2009

10.4	2007 Supply Long-Term Incentive Program (as amended and restated March 5, 2009)	Filed herewith as Exhibit 10.4

10.5	2005 Executive Performance Incentive Program	Filed herewith as Exhibit 10.5

10.6	2008 Executive Performance Incentive Program	Filed herewith as Exhibit 10.6

10.7	2009 Shareholder Value Plan	Filed herewith as Exhibit 10.7

10.8	2005 Short-Term Incentive Plan	Filed herewith as Exhibit 10.8

10.9	2006 Payroll Deduction and Contribution Program	Filed herewith as Exhibit 10.9

10.10	Directors’ Deferred Compensation Plan	Filed herewith as Exhibit 10.10

10.11	2005 Directors’ Deferred Compensation Plan	Filed herewith as Exhibit 10.11

10.12	Employment Agreement dated as of March 14, 2008 between the Company and Johanna G. O’Loughlin	Filed herewith as Exhibit 10.12

10.13	Horizontal Drilling Special Grant Award Letters dated as of May 17, 2006 and August 22, 2008 between the Company and Steven T. Schlotterbeck	Filed herewith as Exhibit 10.13

10.14	Form of Participant Award Agreement (Phantom Units Award) under 2009 Long-Term Incentive Plan	Filed herewith as Exhibit 10.14

10.15

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

Filed herewith as Exhibit 10.15

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23.1

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32