Form 10-Q
period 2009-06-30
EQT Corp
filed 2009-07-29
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-3551

EQT CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0464690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 553-5700

(Registrant’s telephone number, including area code:)

(Former name, former address and former fiscal year, if changed since last report)

225 North Shore Drive, Pittsburgh, Pennsylvania 15212

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

As of June 30, 2009, 130,903,532 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands, except per share amounts)
Operating revenues	$238,040	$334,009	$707,443	$869,783

Operating expenses:
Purchased gas costs	34,591	118,352	243,598	389,530
Operation and maintenance	34,892	28,612	66,482	54,204
Production	14,860	20,369	29,880	36,889
Exploration	4,414	838	7,725	1,393
Selling, general and administrative	35,581	32,654	65,331	104,395
Depreciation, depletion and amortization	46,188	32,051	90,777	62,816
Total operating expenses	170,526	232,876	503,793	649,227

Operating income	67,514	101,133	203,650	220,556

Other income	698	1,574	1,288	5,098

Equity in earnings of nonconsolidated investments	1,610	1,697	2,732	2,991

Interest expense	26,460	14,327	45,703	27,980

Income before income taxes	43,362	90,077	161,967	200,665
Income taxes	16,717	34,686	63,329	74,754
Net income	$26,645	$55,391	$98,638	$125,911

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	130,830	126,243	130,784	124,372
Net income	$0.20	$0.44	$0.75	$1.01
Diluted:
Weighted average common shares outstanding	131,443	127,321	131,421	125,432
Net income	$0.20	$0.44	$0.75	$1.00
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$98,638	$125,911
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	(1,007)	3,922
Depreciation, depletion, and amortization	90,777	62,816
Other income	(1,288)	(5,098)
Equity in earnings of nonconsolidated investments	(2,732)	(2,991)
Deferred income taxes	82,878	125,215
Excess tax benefits from share-based payment arrangements	(329)	(1,124)
Decrease in inventory	98,711	27,855
Decrease in accounts receivable and unbilled revenues	148,871	6,703
Decrease (increase) in margin deposits	1,119	(233,693)
(Decrease) increase in accounts payable	(181,694)	47,030
Change in derivative instruments at fair value, net	49,703	26,370
Changes in other assets and liabilities	84,469	(94,172)
Net cash provided by operating activities	468,116	88,744

Cash flows from investing activities:
Capital expenditures	(439,348)	(511,135)
Capital contributions to Nora Gathering, LLC	(6,511)	(10,800)
Investment in available-for-sale securities	(3,000)	(3,000)
Net cash used in investing activities	(448,859)	(524,935)

Cash flows from financing activities:
Dividends paid	(57,675)	(53,789)
Proceeds from issuance of common stock	—	560,821
Proceeds from issuance of long-term debt	700,000	500,000
Debt issuance costs	(6,874)	(6,645)
Decrease in short-term loans	(319,917)	(450,000)
Decrease in note payable to Nora Gathering, LLC	—	(29,329)
Proceeds from exercises under employee compensation plans	225	842
Excess tax benefits from share-based payment arrangements	329	1,124
Net cash provided by financing activities	316,088	523,024

Net increase in cash and cash equivalents	335,345	86,833
Cash and cash equivalents at beginning of period	—	81,711
Cash and cash equivalents at end of period	$335,345	$168,544

Cash paid (received) during the period for:
Interest, net of amount capitalized	$38,714	$19,767
Income taxes, net of refund	$(103,317)	$6,855

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$335,345	$—
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2009, $19,945; December 31, 2008, $26,636)	103,574	209,008
Unbilled revenues	7,500	49,930
Margin deposits with financial institutions	3,315	4,434
Inventory	157,427	288,182
Derivative instruments, at fair value	191,970	192,191
Prepaid expenses and other	75,374	183,437
Total current assets	874,505	927,182

Equity in nonconsolidated investments	178,183	169,241

Property, plant and equipment	5,974,278	5,503,921
Less: accumulated depreciation and depletion	1,492,061	1,406,402
Net property, plant and equipment	4,482,217	4,097,519

Investments, available-for-sale	30,514	25,880
Regulatory assets	80,490	83,525
Other assets	30,204	26,315
Total assets	$5,676,113	$5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,300	$4,300
Short-term loans	—	319,917
Accounts payable	175,038	356,732
Derivative instruments, at fair value	127,037	175,889
Other current liabilities	141,075	185,770
Total current liabilities	447,450	1,042,608

Long-term debt	1,949,200	1,249,200
Deferred income taxes and investment tax credits	901,229	781,520
Unrecognized tax benefits	64,390	47,553
Pension and other post-retirement benefits	58,195	69,409
Other credits	99,874	89,279
Total liabilities	3,520,338	3,279,569

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: June 30, 2009 and December 31, 2008, 157,630	949,792	948,497
Treasury stock, shares at cost: June 30, 2009, 26,727; December 31, 2008, 26,764 (net of shares and cost held in trust for deferred compensation of 168, $2,876 and 163, $2,784)	(482,780)	(483,464)
Retained earnings	1,694,760	1,653,797
Accumulated other comprehensive loss	(5,997)	(68,737)
Total common stockholders’ equity	2,155,775	2,050,093
Total liabilities and stockholders’ equity	$5,676,113	$5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2009, and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in three segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, and a limited amount of crude oil, in the Appalachian Basin.  EQT Midstream’s operations include the natural gas gathering, processing, transportation and storage activities of the Company as well as sales of natural gas liquids (NGLs).  Distribution’s operations are primarily comprised of the state-regulated natural gas distribution activities of the Company.

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues from external customers:
EQT Production	$89,885	$124,949	$187,648	$230,026
EQT Midstream	119,500	153,777	242,874	375,102
Distribution	78,094	114,731	371,266	370,693
Less: intersegment revenues (a)	(49,439)	(59,448)	(94,345)	(106,038)
Total	$238,040	$334,009	$707,443	$869,783

Operating income:
EQT Production	$33,648	$74,177	$78,065	$134,509
EQT Midstream	32,802	23,628	81,782	84,482
Distribution	9,353	2,029	53,205	39,979
Unallocated (expenses) income (b)	(8,289)	1,299	(9,402)	(38,414)
Total	$67,514	$101,133	$203,650	$220,556

Reconciliation of operating income to net income:

Other income:
EQT Midstream	$355	$1,464	$905	$4,847
Distribution	343	110	383	251
Total	$698	$1,574	$1,288	$5,098

Equity in earnings of nonconsolidated investments:
EQT Production	$11	$151	$47	$244
EQT Midstream	1,595	1,471	2,662	2,626
Unallocated	4	75	23	121
Total	$1,610	$1,697	$2,732	$2,991

Interest expense	26,460	14,327	45,703	27,980
Income taxes	16,717	34,686	63,329	74,754
Net income	$26,645	$55,391	$98,638	$125,911

	June 30,	December 31,
	2009	2008
	(Thousands)
Segment Assets:
EQT Production	$2,570,361	$2,338,695
EQT Midstream	1,887,852	1,897,872
Distribution	800,032	951,179
Total operating segments	5,258,245	5,187,746
Headquarters assets, including cash and short-term investments	417,868	141,916
Total assets	$5,676,113	$5,329,662

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$27,435	$18,621	$53,868	$36,742
EQT Midstream	12,787	7,843	25,025	15,061
Distribution	5,486	5,155	10,924	10,208
Other	480	432	960	805
Total	$46,188	$32,051	$90,777	$62,816

Expenditures for segment assets:
EQT Production	$164,880	$146,413	$302,316	$242,876
EQT Midstream	53,344	152,099	115,517	247,664
Distribution	8,717	12,378	15,493	19,983
Other	4,692	231	6,022	612
Total	$231,633	$311,121	$439,348	$511,135

(a)           Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and Distribution.

(b)          Unallocated (expenses) income primarily consist of incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value.   The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  At contract inception, the Company designates its derivative instruments as hedging or trading activities. To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive (loss), net of tax, and is subsequently reclassified into earnings, in the same line item associated with the forecasted transaction, in the same period or periods during which the hedged forecasted transaction affects earnings.  For derivative instruments that have not been designated as cash flow hedges, the change in fair value for the instrument is recognized in the Statements of Consolidated Income as operating revenues each period.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company also enters into a limited amount of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited amount of other derivative instruments not designated as hedges.  During 2008, the Company effectively settled certain derivative commodity hedges scheduled to mature during the period 2010 through 2013 by de-designating the hedges and entering into directly counteractive economic hedges.  As of the date of de-designation of these hedges, the Company had recorded a loss, net of tax, in accumulated other comprehensive loss of approximately $11.4 million which will be recognized as part of the realized sales price in the statements of consolidated income when the underlying physical transactions occur.  The fair value of the offsetting positions not designated as hedges as of June 30, 2009 was a $46.0 million derivative liability and a $27.7 million derivative asset.  During the first quarter of 2009, the Company terminated certain collar agreements scheduled to mature during the period 2010 through 2012.  As of the date of termination of these hedges the Company had recorded a gain, net of tax, in accumulated other comprehensive income of approximately $5.1 million which will be recognized as part of the realized sales price in the statements of consolidated income when the underlying physical transactions occur.

The current hedge position extends through 2015 and provides price protection for approximately 60% of expected natural gas production sales volumes in 2009 and greater than 40% of expected natural gas production sales volumes through 2011.  See “Commodity Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s hedged position.

All derivatives recognized in the balance sheet and used in cash flow hedging relationships are commodity contracts.  All gains (losses) recognized in income or reclassified from accumulated other comprehensive income into income are reported in operating revenues.  All derivative instrument assets and liabilities are reported in the balance sheet captions derivative instruments, at fair value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)
Derivatives designated as hedging instruments
Amount of (loss) gain recognized in OCI (effective portion), net of tax	$(1,532)	$(335,052)	$142,010	$(469,761)
Amount of gain (loss) reclassified from accumulated OCI into income (effective portion), net of tax (a)	23,222	(67,096)	80,956	(91,994)
Amount of gain (loss) recognized in income (ineffective portion) (b)	720	(348)	(5,338)	674

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in income	$126	$197	$(27)	$278

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2009	December 31, 2008
	(Thousands)
Asset derivatives
Derivatives designated as hedging instruments	$158,579	$188,247
Derivatives not designated as hedging instruments	33,391	3,944
Total asset derivatives	$191,970	$192,191

Liability derivatives
Derivatives designated as hedging instruments	$73,253	$154,605
Derivatives not designated as hedging instruments	53,784	21,284
Total liability derivatives	$127,037	$175,889

(a)  Includes $0.1 million and $8.8 million for the three and six month periods ended June 30, 2009 of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  No such reclassification occurred for the three or six month periods ended June 30, 2008.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b) No amounts have been excluded from effectiveness testing.

The net fair value of derivative instruments changed during the first six months of 2009 primarily as a result of a decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 198 Bcf and 243 Bcf as of June 30, 2009 and December 31, 2008, respectively, and are primarily related to natural gas swaps and collars.

The Company deferred net gains (losses) of $32.3 million and ($28.8) million in accumulated other comprehensive income (loss), net of tax, as of June 30, 2009 and December 31, 2008, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $36.7 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of June 30, 2009 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value.  The Company believes that NYMEX-traded future contracts have minimal credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members.  The Company monitors counterparty credit quality by reviewing counterparty credit spreads, credit ratings, credit default swap rates and market activity.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a receivable in the consolidated balance sheet.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received.   The Company had no such deposits in its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded such deposits with brokers in the amount of $3.3 million and $4.4 million in its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $47.1 million, for which the Company had no collateral posted on June 30, 2009.  If the Company’s credit rating had been downgraded below investment grade on June 30, 2009, the Company would have been required to post additional collateral of $24.8 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

D.            Investments, Available-For-Sale

As of June 30, 2009, the investments classified by the Company as available-for-sale consist of $30.5 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  Unrealized gains or losses with respect to temporarily impaired investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive (loss).  The Company evaluates these investments quarterly and if the Company subsequently determines that a loss  is  other-than-temporary, any unrealized losses stemming from such impaired investments will be recognized in earnings.

	June 30, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$21,833	$1,050	$—	$22,883
Bond funds	7,371	260	—	7,631
Total investments	$29,204	$1,310	$—	$30,514

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$20,219	$—	$—	$20,219
Bond funds	5,661	—	—	5,661
Total investments	$25,880	$—	$—	$25,880

During the six month periods ended June 30, 2009 and 2008, the Company purchased additional securities with a cost basis totaling $3.0 million and $3.0 million.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk free instrument.  The Company also considers credit default swaps rates where applicable.

The Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Financial instruments included in Level 1 include the Company’s futures contracts and available-for-sale investments, while instruments included in Level 2 include the majority of the Company’s swap agreements, and instruments included in Level 3 include the Company’s collar and option agreements and a portion of the Company’s swap agreements.  Since the adoption of fair value accounting, the Company has not made any changes to its classification of financial instruments in any category.

The fair value of financial instruments included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Swaps included in Level 3 are valued using internal models; these internal models are validated each period with non-binding broker price quotes.  The Company has not experienced significant differences between internally calculated values and broker price quotes.  Collars and options included in Level 3 are valued using internal models calculated with market derived volatilities. The Company uses NYMEX forward curves to value futures, NYMEX swaps, collars and options.  The NYMEX forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$30,514	$30,514	$—	$—
Derivative instruments, at fair value	191,970	14,980	76,534	100,456
Total assets	$222,484	$45,494	$76,534	$100,456

Liabilities
Derivative instruments, at fair value	$(127,037)	$(12,754)	$(112,885)	$(1,398)
Total liabilities	$(127,037)	$(12,754)	$(112,885)	$(1,398)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)
Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2009	$87,605
Total gains or losses:
Included in earnings	86
Included in other comprehensive income	36,248
Purchases, issuances, and settlements	(24,881)
Transfers in and/or out of Level 3	—
Balance at June 30, 2009	$99,058

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2009	(10)

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.

F.             Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)
Net income	$26,645	$55,391	$98,638	$125,911
Other comprehensive (loss) income:
Net change in cash flow hedges	(24,724)	(267,899)	61,113	(385,532)
Unrealized (loss) gain on investments, available-for-sale	2,454	(684)	851	(2,594)
Pension and other post-retirement benefit plans:
Prior service cost	(86)	(71)	(172)	(142)
Net loss	371	394	742	789
Settlement loss	103	77	206	152
Total comprehensive income (loss)	$4,763	$(212,792)	$161,378	$(261,416)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30,	December 31,
	2009	2008
	(Thousands)
Net unrealized gain (loss) from hedging transactions	$31,894	$(29,219)
Unrealized gain on available-for-sale securities	851	—
Pension and other post-retirement benefits adjustment	(38,742)	(39,518)
Accumulated other comprehensive loss	$(5,997)	$(68,737)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

G.            Share-Based Compensation

Share-based compensation expense recorded by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

2005 Executive Performance Incentive Program	$—	$—	$—	$42,548
2008 Executive Performance Incentive Program	211	—	348	—
2009 Shareholder Value Plan	5,134	—	6,315	—
2007 Supply Long-Term Incentive Program	1,349	422	2,799	910
Restricted stock awards	835	876	1,986	1,859
Nonqualified stock options	783	—	1,567	—
Non-employee directors’ share-based awards	(112)	1,731	(304)	2,280
Total share-based compensation expense	$8,200	$3,029	$12,711	$47,597

Executive Performance Incentive Programs

The vesting of the stock units granted under the 2005 Executive Performance Incentive Program (2005 Program) occurred on December 31, 2008, after the ordinary close of the performance period, and payment was made on that day.  The Company accounted for these awards as liability awards and as such recorded compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  During the first half of 2008, the Company increased its assumptions for the total payout and recognized $42.5 million of expense related to the 2005 Program.

The vesting of the units granted under the 2008 Executive Performance Incentive Program (2008 Program) will occur upon payment after the end of the performance period, December 31, 2011, at a payout multiple between zero and 300%, which is dependent upon the level of total shareholder return relative to a predefined peer group’s total shareholder return during the 3.5 year performance period and production sales revenues (at a fixed price) for approximately the same period.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2008 Program.  The Company’s current assumptions for the ultimate share price and payout multiple are $50 and 100% of the units awarded, respectively.  As of June 30, 2009, approximately 59,000 units were outstanding under the 2008 Program.  The 2008 Program expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.

2009 Shareholder Value Plan

The vesting of the units granted under the 2009 Shareholder Value Plan (2009 SVP) will occur upon payment after the end of the performance period utilizing a payout factor of between zero and 250%, dependent upon a combination of the level of total shareholder return relative to a predefined peer group and the Company’s average absolute return on total capital during the performance period of January 1, 2005 to December 31, 2009.  To determine the actual payment per unit, the payout factor will be multiplied by the period-end stock price and such product will be reduced by $63.82 (referred to as the threshold value).  The threshold value approximates the Company’s total shareholder return relative to the predefined peer group through December 31, 2008 at a 175% multiple.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2009.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2009 SVP.  The Company’s current assumptions for the period-end stock and payout multiple are approximately $35 and 200% of the units awarded, respectively.  As of June 30, 2009, approximately 963,000 units were outstanding under the 2009 SVP.  The 2009 SVP expense is classified as selling, general and administrative expense in the Statements of Consolidated Income.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the EQT Production and EQT Midstream segments and awards were granted at that time.  During the first quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 116,000 additional awards under the 2007 Supply Program.  Awards granted may be earned by achieving pre-determined total sales volumes targets, achieving certain efficiency metrics and satisfying certain applicable employment requirements.  The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels.  Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2010.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the impact on the ultimate payout under the 2007 Supply Program.  The Company’s current assumptions for the ultimate share price and payout multiple are approximately $45 and 200% of the units awarded, respectively.  As of June 30, 2009, approximately 272,000 units were outstanding under the 2007 Supply Program.

Restricted Stock Awards

The Company granted 9,000 and 125,030 restricted stock awards during the three months ended June 30, 2009 and 2008, respectively, to key employees of the Company.  The shares granted will be fully vested at the end of the three-year period commencing with the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was approximately $34.89 and $64.23, for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had $5.5 million of total unrecognized compensation cost related to nonvested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 22 months.

Non-Qualified Stock Options

No stock options were granted during the six month periods ended June 30, 2009 and 2008.  As of June 30, 2009, the Company had  $6.0 million of total unrecognized compensation cost related to outstanding nonvested stock options.

Nonemployee Directors’ Share-Based Awards

As of June 30, 2009, 83,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the three month periods ended June 30, 2009 and 2008.

The Company has historically granted to non-employee directors share-based awards which vested upon award.  The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors.  The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  A total of 84,482 non-employee director share-based awards were outstanding as of June 30, 2009.  No share-based awards were granted to non-employee directors during the six month period ended June 30, 2009. A total of 12,800 share-based awards were granted to non-employee directors, at a weighted average fair value of $68.22 per share, during the six month period ended June 30, 2008.

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

The Company’s effective income tax rate for the six months ending June 30, 2009 was 39.1%.  The Company currently estimates the annual effective income tax rate to be approximately 39.1%.  The estimated annual effective income tax rate as of June 30, 2008 was 38.1%.  The increase in the expected annual effective tax rate is primarily

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

the result of a West Virginia law change in 2008 that created a discrete benefit.  The Company has a method change request pending with the Internal Revenue Service which, if approved, will reduce the estimated effective income tax rate for 2009.

On March 31, 2008, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that contemplates a reduction of West Virginia’s corporate net income tax rate over the next six years.  As a result of this law change, the Company recorded a tax benefit of $4.6 million to reflect an overall decrease in the Company’s expected deferred tax liability as of the effective date of each respective income tax rate reduction.  This benefit was included in the first quarter 2008 income tax expense.

There were no material changes to the Company’s methodology for unrecognized tax benefits during the six months ended June 30, 2009. Increases to the Company’s FIN 48 reserve during the six months ended June 30, 2009 were primarily attributable to certain pending changes in the Company’s accounting for repairs expenditures for tax purposes.

The consolidated federal income tax liability of the Company has been settled with the Internal Revenue Service (IRS) through 2000.  In December 2008, the Joint Committee on Taxation (JCT) approved the settlement of all issues related to the 1998 through 2000 audit.  The Company received a final net tax refund of $3.8 million, including interest, for these years.

As of June 30, 2009, the IRS has completed its audit and review of the Company’s federal income tax filings for the 2001 through 2005 years and the Company has received approximately $3.0 million of the total expected $3.4 million refund relating to the agreed upon audit adjustments for these years. Since the expected refund is greater than $2.0 million, these years will be reviewed by the JCT.  The only unresolved issue relates to the research and experimentation tax credits claimed for years 2001 through 2005, which will be referred to the Appeals Division of the IRS after JCT review is completed.  The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions claimed during these periods.

During the second quarter of 2009 EQT received a refund of $99.5 million from the IRS relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009.  This net operating loss was primarily generated from intangible drilling costs (IDC) generated by the Company’s drilling program that are deducted currently for tax purposes and accelerated tax deprecation for expansion of the gathering infrastructure.

I.              Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)
Components of net periodic benefit cost
Service cost	$109	$44	$144	$110
Interest cost	906	1,080	537	610
Expected return on plan assets	(1,145)	(1,333)	—	—
Amortization of prior service cost	4	29	(226)	(226)
Recognized net actuarial loss	298	312	437	511
Settlement loss	173	126	—	—
Net periodic benefit cost	$345	$258	$892	$1,005

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2009	2008	2009	2008
	(Thousands)
Components of net periodic benefit cost
Service cost	$218	$88	$288	$220
Interest cost	1,812	2,160	1,074	1,220
Expected return on plan assets	(2,290)	(2,666)	—	—
Amortization of prior service cost	8	58	(452)	(452)
Recognized net actuarial loss	596	624	874	1,022
Settlement loss	346	252	—	—
Net periodic benefit cost	$690	$516	$1,784	$2,010

J.             Fair Value of Financial Instruments

The carrying value of cash equivalents and short-term loans approximates fair value due to the short maturity of the instruments. Available-for-sale securities and derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value.  See Notes C, D and E.

The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 was approximately $2.0 billion and $1.2 billion, respectively.  The fair value was estimated using the Company’s established fair value methodology based on discounted values using a current discount rate reflective of the remaining maturity.

K.            Recently Issued Accounting Standards

Employers’ Disclosures about Post-Retirement Benefit Plan Assets

In December 2008, the FASB issued “Employers’ Disclosures about Post-Retirement Benefit Plan Assets.” The disclosures required by this guidance are intended to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other post-retirement plan.  The new disclosures are required to be included in the financial statements for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued “Amendments to FASB Interpretation  No. 46(R).”  These amendments were issued to improve financial reporting by enterprises involved with variable interest entities and are effective as of the beginning the first annual reporting period beginning after November 15, 2009.  The Company is currently evaluating the impact that these amendments will have on its consolidated financial statements.

Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140

In June 2009, the FASB issued “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” The purpose of this amendment is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes and must be applied as of the beginning of the first annual reporting period beginning after November 15, 2009.  This amendment must be applied to transfers occurring on or after the effective date and the disclosure provisions must be applied to transfers that occurred both before and after the effective date.  The Company is currently evaluating the impact that these amendments will have on its consolidated financial statements.

Oil and Gas Reporting Requirements

In December 2008, the U.S. Securities and Exchange Commission (SEC) approved amendments to its oil and gas reporting requirements which exist in their current form in Regulations S-K and S-X under the Securities Act of 1933

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

and the Securities Exchange Act of 1934, as well as Industry Guide 2.  The amendments are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves by better aligning the oil and gas disclosure requirements with current practices and technology.  The amendments are effective for annual reports for fiscal years ending on or after December 31, 2009.  The Company is currently evaluating the impact the revised oil and gas reporting rules will have on its consolidated financial statements.

L.       Other Events

On May 12, 2009, the Company completed a public offering of $700 million in aggregate principal amount of 8.125% Senior Notes (Senior Notes) due June 1, 2019.  The proceeds from the offering were used to repay short-term borrowings under the Company’s revolving credit facility and will fund part of the Company’s 2009 capital program.  The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets.

The Company has evaluated subsequent events through July 29, 2009.

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

CORPORATE OVERVIEW

Three Months Ended June 30, 2009

vs. Three Months Ended June 30, 2008

EQT Corporation’s consolidated net income for the three months ended June 30, 2009 totaled $26.6 million, or $0.20 per diluted share, compared to $55.4 million, or $0.44 per diluted share, reported for the same period a year ago.  Several factors contributed to the decrease in net income between periods.  The Company was negatively impacted by unfavorable commodity prices through reduced average well-head and NGL sales prices together totaling $62 million pre-tax.  The impact of the unfavorable commodity prices was partially offset by increases in production gas sales volumes resulting from increased production from the Company’s drilling program, increases in processing, gathering, transmission and commercial activity and the Distribution segment’s increase in base rates.  The Company’s continued investment in its oil and gas producing properties and midstream infrastructure resulted in higher DD&A and interest charges and the midstream infrastructure investments required additional operation and maintenance expenses for electricity, property taxes and labor.  The effective tax rate for the three months ended June 30, 2009 was 38.6% which is consistent with the 38.5% effective tax rate for the three months ended June 30, 2008.

Six Months Ended June 30, 2009

vs. Six Months Ended June 30, 2008

EQT Corporation’s consolidated net income for the six months ended June 30, 2009 totaled $98.6 million, or $0.75 per diluted share, compared to $125.9 million, or $1.00 per diluted share, reported for the same period a year ago.  Several factors contributed to the decrease in net income between periods.  The Company was negatively impacted by unfavorable commodity prices through reduced average well-head sales prices, NGL sales prices and commodity storage price spreads together totaling $110 million pre-tax.  The impact of the unfavorable commodity prices was partially offset by increases in production gas sales volumes resulting from increased production from the Company’s drilling program, increases in commercial, transmission, processing and gathering activity, and increased base rates in the Company’s Distribution segment.  Decreased SG&A expenses resulted primarily from the absence of incentive compensation expense relating to the Company’s 2005 Executive Performance Incentive Program while the Company’s increased investment in its oil and gas producing properties and midstream infrastructure resulted in increased DD&A and interest charges.  The midstream infrastructure investments also resulted in increased operation and maintenance costs for electricity, labor and property taxes to operate the facilities.  The effective tax rate for the six months ended June 30, 2009 was 39.1% compared to 37.3% for the six months ended June 30, 2008. The higher effective tax rate in 2009 is primarily the result of a West Virginia law change that created a discrete benefit in the first quarter of 2008.

The current economic downturn is affecting EQT primarily through reduced natural gas prices and disruption to the global financial markets.  The Company has not yet experienced other material changes to its financial position, results of operations or liquidity as a result of any changes in the economy; however, if the economic downturn continues for an extended period, EQT may be negatively impacted in various ways which the Company cannot reasonably predict at this time.  For more information regarding risks associated with natural gas price volatility and the global financial challenges see Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.

The Company has reported the components of each segment’s operating income and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest  and income taxes.  In addition, management uses these measures for budget planning purposes.

EQT PRODUCTION

OVERVIEW

EQT Production continued to focus on organic growth through its drilling program. The Company drilled 304 gross (221 net) wells in the first six months of 2009, including 11 horizontal Marcellus wells, 4 vertical Marcellus wells,  126 horizontal Huron shale wells, 9 horizontal Berea wells, and 1 horizontal Big Lime well, compared to 324 gross (252 net) wells in the first six months of 2008 which included 161 horizontal Huron shale wells and 7 horizontal Berea wells. See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for drilling and development.

EQT Production’s operating revenues for the second quarter decreased 28% from 2009 to 2008 as lower commodity prices more than offset significantly increased production.  The average well-head sales price decreased 42% due to a 68% decrease in the average NYMEX price and a higher percentage of unhedged gas sales partially offset by a higher realized hedge price compared to 2008.  Gas sales volumes increased 22% from 2008 to 2009.  The increase was primarily the result of increased production from the 2008 and 2009 drilling programs partially offset by the normal production decline in the Company’s existing wells.

Second quarter operating expenses at EQT Production included increases in the Company’s depletion and exploration expense.  The increase in DD&A resulted from the combination of higher rates, due to the significant on-going drilling and development program, and increased units-of-production.  The increase in exploration expense was the result of an increased level of seismic analysis and supporting personnel costs compared to the prior year.  Excluding DD&A and exploration expenses, operating expenses decreased  both in total and on a per unit basis.

RESULTS OF OPERATIONS

EQT PRODUCTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	25,505	21,543	18.4	49,983	42,564	17.4
Company usage, line loss (MMcfe)	(1,139)	(1,587)	(28.2)	(2,641)	(2,893)	(8.7)
Total sales volumes (MMcfe)	24,366	19,956	22.1	47,342	39,671	19.3

Average (well-head) sales price ($/Mcfe)*	$3.59	$6.14	(41.5)	$3.87	$5.67	(31.7)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.28	$0.33	(15.2)	$0.26	$0.31	(16.1)
Production taxes ($/Mcfe)	$0.29	$0.61	(52.5)	$0.32	$0.55	(41.8)
Production depletion ($/Mcfe)	$1.03	$0.81	27.2	$1.03	$0.81	27.2

Production depletion	$26,226	$17,502	49.8	$51,431	$34,593	48.7
Other depreciation, depletion and amortization (DD&A)	1,209	1,119	8.0	2,437	2,149	13.4
Total DD&A	$27,435	$18,621	47.3	$53,868	$36,742	46.6

Capital expenditures (thousands)	$164,880	$146,413	12.6	$302,316	$242,876	24.5

FINANCIAL DATA (Thousands)

Total operating revenues	$89,885	$124,949	(28.1)	$187,648	$230,026	(18.4)

Operating expenses:
LOE, excluding production taxes	7,170	7,054	1.6	13,212	13,016	1.5
Production taxes	7,326	13,114	(44.1)	16,150	23,337	(30.8)
Exploration expense	4,414	838	426.7	7,725	1,393	454.6
Selling, general and administrative (SG&A)	9,892	11,145	(11.2)	18,628	21,029	(11.4)
DD&A	27,435	18,621	47.3	53,868	36,742	46.6
Total operating expenses	56,237	50,772	10.8	109,583	95,517	14.7
Operating income	$33,648	$74,177	(54.6)	$78,065	$134,509	(42.0)

* Average well-head sales price is calculated as market price adjusted for hedging activities less deductions for gathering, processing and transmission included in EQT Midstream revenues.  These deductions totaled $1.66 and $1.46 for the three months ended June 30, 2009 and 2008 and $1.69 and $1.37 for the six months ended June 30, 2009 and 2008 respectively.

Three Months Ended June 30, 2009

vs. Three Months Ended June 30, 2008

EQT Production’s operating income totaled $33.6 million for the three months ended June 30, 2009 compared to $74.2 million for the three months ended June 30, 2008.  The $40.6 million decrease in operating income was primarily the result of a decrease in the average well-head sales price ($62.0 million) offset by an increase in sales volumes ($27.1 million).

Total operating revenues were $89.9 million for the three months ended June 30, 2009 compared to $124.9 million for the three months ended June 30, 2008.  The $35.0 million decrease in total operating revenues was primarily due to a 42% decrease in the average well-head sales price, partially offset by an increase in production gas sales volumes. The $2.55 per Mcfe decrease in the average well-head sales price was primarily due to a $7.43 per Dth decrease in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a higher realized hedge price. The increase in production gas sales volumes was the result of increased production from the 2008 and 2009 drilling programs, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $56.2 million for the three months ended June 30, 2009 compared to $50.8 million for the three months ended June 30, 2008.  DD&A increased $8.8 million primarily as a result of an increase in the depletion unit rate ($5.6 million) and higher volumes ($3.1 million). The $0.22 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties. The increase in exploration expense was due to an increased level of seismic analysis and supporting personnel costs compared to prior year. These increases were offset by a decrease in production taxes primarily due to decreased severance taxes (a production tax directly imposed on the value of the gas extracted) as a result of lower gas commodity prices and lower SG&A primarily related to lower commodity price based reserve for uncollectible accounts.

During the first quarter of 2008, the Company drilled its first exploratory vertical Utica well. During the three months ended June 30, 2009, the Company capitalized $0.2 million of Utica well costs bringing the total capitalized exploratory well costs that are pending the determination of proved reserves to $7.6 million. As of June 30, 2009, this well has not been turned in line. The Company expects to drill a second Utica well in 2010 and to complete the two wells at the same time.

Six Months Ended June 30, 2009

vs. Six Months Ended June 30, 2008

EQT Production’s operating income totaled $78.1 million for the six months ended June 30, 2009 compared to $134.5 million for the six months ended June 30, 2008.  The $56.4 million decrease in operating income was primarily the result of a decrease in the average well-head sales price ($85.6 million) offset by an increase in sales volumes ($43.5 million), higher DD&A and an increase in exploration expense.

Total operating revenues were $187.6 million for the six months ended June 30, 2009 compared to $230.0 million for the six months ended June 30, 2008.  The $42.4 million decrease in total operating revenues was primarily due to a 32% decrease in the average well-head sales price, partially offset by an increase in production gas sales volumes. The $1.80 per Mcfe decrease in the average well-head sales price was primarily due to a $5.29 per Dth decrease in the average NYMEX price and a higher percentage of unhedged gas sales,  partially offset by a higher realized hedge price. Gas sales volumes increased 19% from 2008 to 2009. The increase in production gas sales volumes was the result of increased production from the 2008 and 2009 drilling programs, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $109.6 million for the six months ended June 30, 2009 compared to $95.5 million for the six months ended June 30, 2008.  The increase in operating expenses was primarily the result of increased DD&A from increases in the depletion unit rate ($11.0 million) and volume ($5.7 million). The $0.22 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties. The increase in exploration expense was due to an increased level of seismic analysis and supporting personnel costs compared to prior year. These increases were partially offset by decreases in production taxes and SG&A. The decrease in production taxes was due to decreased severance taxes partially offset by an increase in property taxes. The decrease in severance taxes (a production tax directly imposed on the value of the gas extracted) was primarily due to lower gas commodity prices.  The increase in property taxes was a direct result of higher prices in prior years, as property taxes in several of the taxing jurisdictions where the Company’s wells are located are calculated based on historical gas commodity prices and gas sales volumes.  The decrease in SG&A was primarily due to adjustments to the reserve for uncollectible accounts resulting from the decrease in the commodity prices.

OUTLOOK

EQT Production’s business strategy is focused on organic growth of the Company’s natural gas reserves.  Key elements of EQT Production’s strategy include:

•                  Expanding reserves and production through horizontal drilling in Kentucky, West Virginia and Pennsylvania.    Through the capital program, the Company is seeking to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential.  A substantial portion of the Company’s 2009 drilling efforts is focused on drilling horizontal wells in Lower Huron shale formations in Kentucky and West Virginia and in the Marcellus shale formation in Pennsylvania and West Virginia.

•                  Exploiting additional reserve potential through key emerging development plays.  In 2009, the Company is examining the potential for exploitation of gas reserves in new geological formations and through different technologies.  Plans include high pressure Marcellus shale wells, re-entry wells in the Devonian shale and testing the Devonian shale in Virginia.  In addition, the Company will complete its evaluation of proprietary seismic data in order to evaluate deep drilling opportunities for 2010.

EQT MIDSTREAM

OVERVIEW

EQT Midstream’s 2009 second quarter net operating revenues increased by 34% from 2008 to 2009.  Increases in net operating revenues were partially offset by increased operating expenses. Gathering net operating revenues increased primarily due to an increase in gathered volumes.  The increase in processing net operating revenues was driven by higher volumes offset by a lower average NGL sales price.  Transmission net operating revenues increased primarily due to Big Sandy pipeline activity in 2009, as it became operational in the middle of the second quarter of 2008.  Storage and marketing net operating revenues increased as a result of third party marketing utilizing Big Sandy pipeline capacity not currently being used to transport Company production.  Operating and maintenance expense and DD&A increased due to the completion in 2008 of significant midstream infrastructure projects

In 2008, EQT Energy, the Company’s gas marketing affiliate, executed a binding precedent agreement with Tennessee Gas Pipeline Company (TGP), a wholly owned subsidiary of El Paso Corporation, for a 15-year term that awarded the Company 300,000 Dth per day of capacity in TGP’s 300-Line expansion project.  In July 2009, the parties amended the binding precedent agreement and EQT Energy’s capacity in the project was increased to 350,000 Dth per day beginning in November 2011. When completed, the 300-Line expansion project will consist of approximately 128 miles of 30-inch pipe loop and approximately 52,000 horsepower of additional compression facilities to be constructed in TGP’s existing pipeline corridor in Pennsylvania and New Jersey.  The awarded capacity will provide EQT access to consumer markets from the Gulf Coast to the Mid-Atlantic and the Northeast and will also provide back-haul capacity to the Gulf Coast.

RESULTS OF OPERATIONS

EQT MIDSTREAM

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%
OPERATIONAL DATA

Gathering and processing:
Gathered volumes (BBtu)	39,590	33,444	18.4	78,069	67,281	16.0
Average gathering fee ($/MMBtu)	$1.04	$1.00	4.0	$1.04	$0.99	5.1
Gathering and compression expense (MMBtu)	$0.42	$0.38	10.5	$0.41	$0.36	13.9
NGLs sold (Mgal) (a)	32,514	17,181	89.2	59,888	35,574	68.3
Average NGL sales price ($/gal)	$0.63	$1.57	(59.9)	$0.65	$1.47	(55.8)
Transmission pipeline throughput (BBtu)	22,313	16,379	36.2	39,531	31,139	27.0

Net operating revenues (thousands):
Gathering	$40,775	$33,293	22.5	$79,454	$66,728	19.1
Processing	10,127	9,105	11.2	16,747	20,452	(18.1)
Transmission	17,735	10,665	66.3	37,545	21,955	71.0
Storage, marketing and other	12,574	7,503	67.6	40,021	44,884	(10.8)
Total net operating revenues	$81,211	$60,566	34.1	$173,767	$154,019	12.8

Capital expenditures (thousands)	$53,344	$152,099	(64.9)	$115,517	$247,664	(53.4)

FINANCIAL DATA (Thousands)

Total operating revenues	$119,500	$153,777	(22.3)	$242,874	$375,102	(35.3)
Purchased gas costs	38,289	93,211	(58.9)	69,107	221,083	(68.7)
Total net operating revenues	81,211	60,566	34.1	173,767	154,019	12.8

Operating expenses:
Operating and maintenance (O&M)	24,440	17,678	38.3	45,641	32,943	38.5
SG&A	11,182	11,417	(2.1)	21,319	21,533	(1.0)
DD&A	12,787	7,843	63.0	25,025	15,061	66.2
Total operating expenses	48,409	36,938	31.1	91,985	69,537	32.3
Operating income	$32,802	$23,628	38.8	$81,782	$84,482	(3.2)

Other income	$355	$1,464	(75.8)	$905	$4,847	(81.3)
Equity in earnings of nonconsolidated investments	$1,595	$1,471	8.4	$2,662	$2,626	1.4

(a)  NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

Three Months Ended June 30, 2009

vs. Three Months Ended June 30, 2008

EQT Midstream’s operating income totaled $32.8 million for the three months ended June 30, 2009 compared to $23.6 million for the three months ended June 30, 2008.  The $9.2 million increase in operating income was primarily the result of increased gathered and processed volumes and transportation and marketing activity from the Big Sandy Pipeline commissioned in the second quarter of 2008, partially offset by increases in O&M and DD&A expenses.

Total net operating revenues were $81.2 million for the three months ended June 30, 2009 compared to $60.6 million for the three months ended June 30, 2008.  Both total operating revenues and purchased gas costs decreased compared to the prior year due to a decrease in commodity prices.

Gathering net operating revenues increased due to an 18% increase in gathered volumes.  This increase was driven by more volumes gathered for EQT Production, as well as increased third party customer volume due to increased available capacity.  Processing net revenues increased $1.0 million in the second quarter 2009 compared to the second quarter of 2008 primarily due to an 89% increase in NGL equivalents sold, offset by a 60% lower sales price for NGL products.  Commodity market prices for propane and other NGLs were significantly lower in the second quarter of 2009 compared to the same period of 2008, partially offset by a decrease in the cost of natural gas processed.  The increase in NGL equivalents sold resulted from increased production volumes from both EQT Production and third party customers and the expansion of the Kentucky hydrocarbon processing plant and gas compression facilities in the second half of 2008.

Transmission net revenues in the second quarter of 2009 increased from the prior year primarily due to activity from the Big Sandy pipeline.  The increase in storage and marketing net revenues was primarily due to increased third party marketing utilizing Big Sandy pipeline capacity not currently being used to transport Company production.

Operating expenses totaled $48.4 million for the three months ended June 30, 2009 compared to $36.9 million for the three months ended June 30, 2008.  The $11.5 million increase in operating expenses was primarily due to increases of $6.7 million in O&M and $5.0 million in DD&A partially offset by a $0.2 million decrease in SG&A.  The increase in O&M was primarily due to higher operational costs associated with the growth in the Midstream business including electricity, labor and property taxes.  The infrastructure investments made in 2008, such as the Big Sandy pipeline, the expansion of the Kentucky Hydrocarbon processing facility and the Ranger liquids line, required increased electric costs, property taxes, and labor to operate the additional infrastructure.  The increase in DD&A was primarily due to the increased investment in gathering, processing, and transmission infrastructure during 2008.

Other income primarily represents allowance for equity funds used during construction.  The $1.1 million decrease from the second quarter of 2008 to the second quarter of 2009 was primarily the result of decreased assets under construction on regulated pipeline projects, specifically the Big Sandy pipeline.

Equity in earnings of nonconsolidated investments totaled $1.6 million for the three months ended June 30, 2009 compared to $1.5 million for the three months ended June 30, 2008, and related to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

Six Months Ended June 30, 2009

vs. Six Months Ended June 30, 2008

EQT Midstream’s operating income totaled $81.8 million for the six months ended June 30, 2009 compared to $84.5 million for the six months ended June 30, 2008, a decrease of $2.7 million between years.  An increase in net operating revenues was more than offset by increased operating expenses.

Total net operating revenues were $173.8 million for the six months ended June 30, 2009 compared to $154.0 million for the six months ended June 30, 2008.  The $19.8 million increase in total net operating revenues was due to a $12.7 million increase in gathering net operating revenues, and a $15.6 million increase in transmission net operating revenues, offset by a $3.7 million decrease in processing net operating revenues and a $4.9 million decrease in storage and marketing net operating revenues.  The increase in gathering net operating revenues was primarily due to a 16% increase in gathered volumes as well as a 5% increase in the average gathering fee. Gathered volumes increased as a result of more volumes gathered for EQT Production, as well as higher third party customer volume due to increased available capacity.  Transmission net revenues in 2009 increased from the prior year primarily due to activity from the Big Sandy pipeline.

Processing net revenues decreased due to a 56% lower sales price for NGL products offset by a 68% increase in NGL equivalents sold.  Commodity market prices for propane and other NGLs were significantly lower in 2009 compared to the same period of 2008.  The increase in NGL equivalents sold resulted from increased production volumes from both EQT Production and third party customers and the expansion of the Kentucky hydrocarbon processing plant and gas compression facilities in the second half of 2008.  The decrease in storage and marketing net revenues was primarily due to lower price spreads in the storage contracts settled in 2009 compared to 2008.  The storage revenues are primarily driven by the optimization of the Company’s contractual and physical gas storage assets which allow the Company to purchase gas and store it in lower price markets and simultaneously enter into contracts to sell it later at higher prices, taking advantage of seasonal gas price spreads.  This reduction in storage asset optimization revenues was offset in part due to an increase in third party marketing that utilized Big Sandy capacity not currently being used to transport Company production.

Operating expenses totaled $92.0 million for the six months ended June 30, 2009 compared to $69.5 million for the six months ended June 30, 2008.  The $22.5 million increase in operating expenses was primarily due to increases of $12.7 million in O&M and $10.0 million in DD&A.  The increase in O&M was primarily due to higher operational costs associated with the growth in the Midstream business including electricity, labor and property taxes.  The infrastructure investments made in 2008, such as the Big Sandy pipeline, the expansion of the Kentucky Hydrocarbon processing facility and the Ranger liquids line, required increased electric costs, property taxes, and labor to operate the additional infrastructure.  The increase in DD&A was primarily due to the increased investment in gathering, processing, and transmission infrastructure during 2008.

Other income represents allowance for equity funds used during construction.  The $3.9 million decrease from 2008 to 2009 was primarily the result of higher capital spending during the construction period for the Big Sandy Pipeline as well as spending on regulated pipeline safety and integrity projects in 2008.

Equity in earnings of nonconsolidated investments totaled $2.7 million for the six months ended June 30, 2009 compared to $2.6 million for the six months ended June 30, 2008, and related to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for Midstream infrastructure projects.

OUTLOOK

EQT Midstream’s business strategy is focused on growth through expansion of its infrastructure in the Appalachian Basin.  A significant challenge facing the Company, and the Appalachian Basin in general, is the availability of pipeline infrastructure required to get the gas to market.  As EQT Production and other producers continue to expand the development of their reserves, the need for such infrastructure becomes more vital.

Currently, EQT Midstream is optimizing existing capacity by building smaller gathering lines in Kentucky, West Virginia and Pennsylvania to tie in wells.  This facilitates the delivery of gas from wells drilled by EQT Production in 2009 and will provide additional capacity to help mitigate curtailments, increase the flexibility and reliability of the Company’s gathering systems and provide additional capacity for growth.

EQT Midstream’s long-term focus is to take advantage of its infrastructure asset position in the heart of the Marcellus shale play in southwestern Pennsylvania and northern West Virginia.  EQT Midstream intends to leverage these existing assets through a market responsive expansion to significantly increase take away capacity for EQT Production and third party producers.  EQT Midstream is refining its plans and intends to hold an open season in the fourth quarter of 2009 for interested shippers to submit requests for expansion capacity.

DISTRIBUTION

OVERVIEW

On February 26, 2009, the Pennsylvania Public Utility Commission (PA PUC) approved a settlement between the distribution company and the active parties to the filing for a base rate case increase in Pennsylvania.  The Company implemented the new base rates upon approval of the settlement.  Additionally, the Company increased the customer assistance program (CAP) surcharge, for recovery of its costs for assisting low-income customers with paying their gas bills, effective with the approval of the settlement and will receive an annual reconciliation of CAP costs to ensure complete recovery of these costs.

Distribution’s net operating revenues for the second quarter increased 7% from 2008 to 2009, primarily due to the increase in base rates.  Total operating expenses in the second quarter of 2009 decreased 18%, primarily due to lower bad debt expense and overhead costs and the absence of costs associated with the holding company reorganization that were incurred in the second quarter of 2008.

RESULTS OF OPERATIONS

DISTRIBUTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%

OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 705; YTD - 3,635)	553	577	(4.2)	3,440	3,461	(0.6)

Residential sales and transportation volumes (MMcf)	2,672	2,647	0.9	14,633	14,710	(0.5)
Commercial and industrial volumes (MMcf)	6,445	5,224	23.4	16,635	16,835	(1.2)
Total throughput (MMcf) – Distribution	9,117	7,871	15.8	31,268	31,545	(0.9)

Net operating revenues (thousands):
Residential	$18,816	$18,338	2.6	$62,995	$59,626	5.7
Commercial & industrial	8,207	7,500	9.4	27,817	27,334	1.8
Off-system and energy services	5,330	4,304	23.8	11,933	9,248	29.0
Total net operating revenues	$32,353	$30,142	7.3	$102,745	$96,208	6.8

Capital expenditures (thousands)	$8,717	$12,378	(29.6)	$15,493	$19,983	(22.5)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%	2009	2008	%

FINANCIAL DATA (thousands)

Total operating revenues	$78,094	$114,731	(31.9)	$371,266	$370,693	0.2
Purchased gas costs	45,741	84,589	(45.9)	268,521	274,485	(2.2)
Net operating revenues	$32,353	$30,142	7.3	$102,745	$96,208	6.8

Operating expenses:
O&M	10,651	11,202	(4.9)	20,430	21,318	(4.2)
SG&A	6,863	11,756	(41.6)	18,186	24,703	(26.4)
DD&A	5,486	5,155	6.4	10,924	10,208	7.0
Total operating expenses	23,000	28,113	(18.2)	49,540	56,229	(11.9)
Operating income	$9,353	$2,029	361.0	$53,205	$39,979	33.1

Three Months Ended June 30, 2009

vs. Three Months Ended June 30, 2008

Distribution’s operating income totaled $9.4 million for the second quarter of 2009 compared to $2.0 million for the second quarter of 2008.  The $7.4 million increase in operating income was primarily due to lower operating expenses and an increase in base rates.

Net operating revenues were $32.4 million for the second quarter of 2009 compared to $30.1 million for the second quarter of 2008.  The $2.3 million increase in net operating revenues was the result of a variety of factors.  Increased net revenues from residential customers as a result of the approval of the Company’s base rate increase in 2009 were partially offset by a reduction in net residential revenues as CAP funding in 2008 exceeded CAP-related costs in that period.  The weather in Distribution’s service territory in the second quarter of 2009 was 4% warmer than the second quarter of 2008 (22% warmer than the 30-year National Oceanic and Atmospheric Administration average for the Company’s service territory) but did not have a significant impact on residential net operating revenues.  Off-system and energy services net operating revenues increased $1.0 million primarily due to higher revenues from increased gathering rates.  Commercial and industrial net operating revenues increased $0.7 million due to higher base rates as well as increased volumes.  The 1,221 MMcf increase in commercial and industrial volumes from 2008 to 2009 primarily relates to an increase in usage by one industrial customer.  These high volume industrial sales have low margins and did not significantly impact total net operating revenues.  A decrease in gas costs associated with asset optimization transactions and a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $23.0 million for the second quarter of 2009 compared to $28.1 million for the second quarter of 2008.  The $5.1 million decrease in operating expenses was primarily the result of lower bad debt and general overhead expenses, the absence of $1.0 million of costs associated with the move to a holding company structure that were incurred in the second quarter of 2008 and a reduction in O&M expense primarily related to decreased leak repairs and maintenance activities for gathering operations.  The reduction in bad debt expense from 2008 to 2009 was the result of favorable collections experience due to an increase in federal government funding for, and customer participation in, programs assisting low-income customers in paying their bills, the recovery of CAP costs associated with the approval of the rate case settlement, as well a decrease in the commodity component of residential tariff rates.  The Company will continue to closely monitor its collections rates and adjust its reserve for uncollectible accounts as necessary.  These decreases in operating expenses were partially offset by an increase in DD&A due to a decrease in estimated service lives resulting from a 2008 PA PUC-mandated asset service life study.

Six Months Ended June 30, 2009

vs. Six Months Ended June 30, 2008

Distribution’s operating income totaled $53.2 million for the six months ended June 30, 2009 compared to $40.0 million for six months ended June 30, 2008.  The $13.2 million increase in operating income was primarily due to an increase in base rates as well as lower operating expenses.

Net operating revenues were $102.7 million for the six months ended June 30, 2009 compared to $96.2 million for the six months ended June 30, 2008.  The $6.5 million increase in net operating revenues was primarily a result of increased revenues from residential customers as a result of the approval of the Company’s base rate increase in late February 2009.  The weather in Distribution’s service territory in the first six months of 2009 was comparable to the first six months of 2008 (5% warmer than the 30-year National Oceanic and Atmospheric Administration average for the Company’s service territory) and did not have a significant impact on residential net operating revenues.  Off-system and energy services net operating revenues increased $2.7 million due to higher revenues from gathering activities resulting primarily from increased rates as well as greater asset optimization opportunities realized in the first quarter of 2009.

Operating expenses totaled $49.5 million for the six months ended June 30, 2009 compared to $56.2 million for the six months ended June 30, 2008.  The $6.7 million decrease in operating expenses was primarily the result of lower bad debt, labor, fringe benefit and general overhead expenses in the second quarter of 2009 and the holding company reorganization costs that were incurred in the second quarter of 2008.  These decreases were partially offset by an increase in DD&A due to a decrease in estimated service lives resulting from a 2008 asset service life study.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for distribution projects.

OUTLOOK

In February 2009, the distribution company received approval of the settlement of its Pennsylvania rate case that will allow Distribution to earn an improved return on its asset base.  Under the terms of the rate case settlement, Distribution will also benefit from reduced exposure to the cost of PA PUC-mandated customer assistance programs through a reconcilable surcharge.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash during the first six months of 2009 were proceeds from a public offering of Senior Notes and cash flows from operating activities.  The Company used the proceeds from the public offering primarily to repay the short-term borrowings and to fund its capital spending program.

Operating Activities

The Company’s net cash provided by operating activities during the six months ended June 30, 2009 was $468.1 million compared to $88.7 million for the same period of 2008.  The increase in cash flows provided by operating activities was primarily attributable to the following:

•                  a $1.1 million decrease in cash required for margin deposits on the Company’s natural gas hedge agreements during the first six months of 2009 compared to a $233.7 million increase in cash required for margin deposits during the first six months of 2008.  The net decrease in margin deposit requirements during the first six months of 2009 was primarily the result of a decrease in natural gas prices over the period;

•                  a decrease in accounts payable of $181.7 million in 2009 compared to an increase in accounts payable of $47.0 million in 2008.  The net decrease in accounts payable during the first six months of 2009 compared to the same period of 2008 was due to decreases in capital spending and gas prices and to the timing of  expenditures;

•                  a decrease in accounts receivable and unbilled revenues of $148.9 million in 2009 compared to a decrease in accounts receivable and unbilled revenues of $6.7 million in 2008.  The net decrease in accounts receivable and unbilled revenues during the first six months of 2009 compared to the same period of 2008 was primarily due to a decrease in gas prices;

•                  a decrease in inventory of $98.7 million in 2009 compared to a decrease in inventory of $27.9 million in 2008.  The net decrease in inventory during the first six months of 2009 compared to the same period of 2008 was due to a decrease in gas prices on gas stored by EQT Midstream and by Distribution;

•                  an income tax refund of $99.5 million received from the IRS in the second quarter 2009 relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009.

Investing Activities

Net cash used in investing activities totaled $448.9 million for the first six months of 2009 compared to $524.9 million for the same period a year ago.  The decrease in capital expenditures was primarily the result of the completion of the Big Sandy Pipeline and the Kentucky Hydrocarbon processing plant upgrade at EQT Midstream during 2008 and the Company’s focus on drilling where midstream capacity has already been built.

Capital expenditures primarily consist of amounts related to the Company’s drilling and development operations and midstream pipeline and compression projects.  Capital expenditures for drilling and development totaled $302.3 million and $242.9 million during the first six months of 2009 and 2008, respectively.  The Company drilled 304 gross (221 net) wells in the first six months of 2009, including 11 horizontal Marcellus wells, 4 vertical Marcellus wells, 126 horizontal Huron shale wells, 9 horizontal Berea wells, and 1 horizontal Big Lime well, compared to 324 gross (252 net) wells in the first six months of 2008 which included 161 horizontal Huron shale wells and 7 horizontal Berea wells.  Capital expenditures for drilling and development were $59.4 million higher than 2008 despite the decline in the number of wells on which drilling operations commenced (wells “spud”) primarily as a result of an increase in the number of horizontal wells completed and turned in line during 2009 compared to 2008, as well as drilling a higher mix of horizontal Marcellus, Berea and multi-lateral wells during the first six months of 2009 compared to the first six months of 2008.

Capital expenditures for the Midstream operations totaled $115.5 million in the first six months of 2009 and included the addition of 129 miles of pipe and 7,620 horse power of compression.  In the first half of 2008, Midstream capital costs associated with expenditures were $247.7 million and included costs associated with the Big Sandy Pipeline and the Kentucky Hydrocarbon processing plant upgrade, which were completed in 2008.

Capital expenditures at Distribution totaled $15.5 million for the first six months of 2009 compared to $20.0 million for the same period of 2008.  The $4.5 million decrease in capital expenditures was primarily due to reduced compression-related work and metering in the second quarter of 2009 as compared to the same period in 2008.

The Company remains committed to profitably expanding its reserves and production through horizontal drilling, exploiting additional reserve potential through key emerging plays and expanding its infrastructure in the Appalachian Basin.  Given the recent economic and capital market conditions, the Company committed to a reduced capital spending plan for 2009 as compared to 2008.  The Company continues to monitor economic and capital market conditions when establishing capital spending levels.

Financing Activities

Net cash provided by financing activities was $316.1 million for the first six months of 2009 compared to net cash provided during the same period in 2008 of $523.0 million.  In the first six months of 2009, the Company received $700 million from the public sale of 8.125% Senior Notes due June 1, 2019.  By comparison, in the first six months of 2008, the Company received $560.8 million from the public sales of 8.625 million shares of common stock and $500 million from the public sale of 6.50% Senior Notes due April 1, 2018.  A portion of the 2009 and 2008 debt offerings were used to repay short-term borrowings under the Company’s revolving credit facility during the periods.  The Company repaid $320.0 million in short-term borrowings during the first six months of 2009 and $450.0 million in short-term borrowings during the same period in 2008.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of June 30, 2009, the Company was in compliance with all existing debt provisions and covenants.

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

The approximate volumes and prices of the Company’s total hedge position for 2009 through 2011 production are:

	2009**	2010	2011
Swaps
Total Volume (Bcf)	19	23	19
Average Price per Mcf (NYMEX)*	$5.91	$5.12	$5.10

	2009**	2010	2011
Puts
Total Volume (Bcf)	—	3	3
Average Floor Price per Mcf (NYMEX)*	$—	$7.35	$7.35

Collars
Total Volume (Bcf)	11	17	14
Average Floor Price per Mcf (NYMEX)*	$7.34	$7.28	$7.11
Average Cap Price per Mcf (NYMEX)*	$13.68	$14.05	$14.12

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**July through December

The Company’s current hedge position extends through 2015 and provides price protection for approximately 60% of expected natural gas production sales volumes in 2009 and greater than 40% of expected natural gas production sales volumes through 2011. The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.02 per diluted share for 2009 and approximately $0.04 per diluted share per year for 2010 and 2011.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging activities.

Commitments and Contingencies

Several West Virginia lessors claimed in a suit filed on July 31, 2006 that EQT Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting, and other relief.  The plaintiffs later amended their complaint to name EQT as an additional defendant. While the Company believes that it paid the proper royalty, it established a reserve to cover any potential liability. The Company has settled the litigation. The settlement covers all of the Company’s lessors in West Virginia who do not opt out of the settlement. The Court has entered an order preliminarily approving the settlement, subject to a Formal Fairness Hearing, at which class member objections to the terms of the settlement, if any, will be heard.  EQT also has the option to withdraw from the settlement if insufficient class members opt in. The Company believes the reserve established for royalty matters is sufficient.

In the ordinary course of business, various other legal claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Dividend

On July 8, 2009, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable September 1, 2009, to shareholders of record on August 7, 2009.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2009.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

The financial instruments currently utilized by the Company include futures contracts, swap agreements and collar agreements, which may require payments to or receipt of payments from counterparties based on the differential between a fixed and variable price for the commodity.  The Company also considers options and other contractual agreements in implementing its commodity hedging strategy.

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  Due to the significant increase in well development and infrastructure investment at EQT Production and EQT Midstream, the Company’s overall objective in its hedging program is to ensure an adequate level of return for these investments.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2009, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 160.4 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2009 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $77.8 million.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2009 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $75.3 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2009.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

The above analysis of the derivative commodity instruments held by the Company for purposes other than trading does not include the offsetting impact that the same hypothetical price movement may have on the Company and its subsidiaries’ physical sales of natural gas.  The portfolio of derivative commodity instruments held for risk management purposes approximates the notional quantity of a portion of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods.  Furthermore, the derivative commodity instrument portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits.  Therefore, a change to the fair value of the portfolio of derivative commodity instruments held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by an opposite impact on the underlying hedged physical transactions, assuming the derivative commodity instruments are not closed out in advance of their expected term, the derivative commodity instruments continue to function effectively as hedges of the underlying risk and the anticipated transactions occur as expected.

If the underlying physical transactions or positions are liquidated prior to the maturity of the derivative commodity instruments, a loss on the financial instruments may occur, or the derivative commodity instruments might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value.  The Company believes that NYMEX-traded futures contracts have minimal credit risk because the Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members.  The Company manages the credit risk of its other derivative contracts by limiting dealings to those counterparties who meet the Company’s criteria for credit and liquidity strength and continually monitoring counterparty risk factors.

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

Approximately 62%, or $171.3 million, of OTC derivative contracts outstanding at June 30, 2009 have a positive fair value.  As of June 30, 2009, all outstanding derivative contracts are with counterparties having an S&P rating of A- or above.

In September 2008, the credit support provider of one counterparty (Lehman Brothers Holding, Inc.) declared bankruptcy resulting in a default under various derivative contracts with the Company.  As a result, those contracts were terminated and a reserve of $5.2 million was recorded against the entire balance due to the Company.  There is no additional income statement exposure to Lehman Brothers Holding, Inc. beyond the reserve recorded in 2008.  As of June 30, 2009, the Company was not in default under any derivative contracts and has no knowledge of default by any other counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjusted included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

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

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  Lehman Brothers Bank, FSB (Lehman) is one of the 15 financial institutions in the syndicate and has committed to make loans not exceeding $95 million under the facility.  Lehman has failed to fund its portion of all recent borrowings by the Company which effectively reduces the total amount available under the facility to $1,405 million.  As of June 30, 2009, the Company had no outstanding balance under the facility. No one lender of the 15 financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure if further problems or consolidation occur in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kay Company, LLC et al v. EQT Production Company et al, U.S. District Court, Southern District of West Virginia

Several West Virginia lessors claimed in a suit filed on July 31, 2006 that EQT Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting, and other relief.  The plaintiffs later amended their complaint to name EQT as an additional defendant. While the Company believes that it paid the proper royalty, it established a reserve to cover any potential liability. The Company has settled the litigation. The settlement covers all of the Company’s lessors in West Virginia who do not opt out of the settlement. The Court has entered an order preliminarily approving the settlement, subject to a Formal Fairness Hearing, at which class member objections to the terms of the settlement, if any, will be heard.  EQT also has the option to withdraw from the settlement if insufficient class members opt in. The Company believes the reserve established for royalty matters is sufficient.

In addition to the claim disclosed above, in the ordinary course of business various other legal claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for other pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any other matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Item 1A.  Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended June 30, 2009.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

April 2009 (April 1 – April 30)	4,972	$33.65	—	8,385,400

May 2009 (May 1 – May 31)	3,063	$36.30	—	8,385,400

June 2009 (June 1 – June 30)	2,969	$35.60	—	8,385,400

Total	11,004		—

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

a)                            The Annual Meeting of Shareholders was held on April 22, 2009.

b)                           Brief description of matters voted upon:

(1)                         Elected the named directors to serve a three-year term expiring 2012 as follows:

Director	Shares Voted For	Shares Withheld

Philip G. Behrman, Ph.D.	112,882,020	5,767,783
A. Bray Cary, Jr.	114,989,523	3,660,280
Barbara S. Jeremiah	112,278,839	6,370,964
Lee T. Todd, Jr., Ph.D.	113,133,551	5,516,252

The following Directors’ terms continued after the Annual Meeting of Shareholders:

until 2010 - Vicky A. Bailey, Murry S. Gerber, George L. Miles, Jr., James W. Whalen

until 2011 -  David L. Porges, James E. Rohr, David S. Shapira

(2)                         Ratified appointment of Ernst & Young, LLP, as independent auditors for the year ended December 31, 2009.  Vote was 117,436,507 shares for; 992,070 shares against; and 221,226 shares abstained.

(3)                         Approval of the EQT Corporation 2009 Long-Term Incentive Plan. Vote was 85,877,774 shares for; 18,687,907 shares against; 1,430,376 shares abstained; and 12,653,747 broker non-votes.

(4)                         Approval of the EQT Corporation 2008 Employee Stock Purchase Plan. Vote was 103,905,762 shares for; 1,701,830 shares against; 387,816 shares abstained; and 12,654,396 broker non-votes.

Item 6.  Exhibits

1.1                                 Underwriting Agreement dated May 12, 2009 among EQT Corporation and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., and Wachovia Capital Markets, LLC as representatives of the underwriters named therein

4.1                                 Third Supplemental Indenture, dated May 15, 2009, between the Company and The Bank of New York Mellon

10.1                           Purchase and Sale Agreement dated as of April 13, 2007 with Pine Mountain Oil and Gas, Inc.

10.2                           Contribution Agreement dated as of April 13, 2007 with Pine Mountain Oil and Gas, Inc.

10.3                           Form of Participant Award Agreement (Restricted Stock) under 2009 EQT Corporation Long-Term Incentive Plan

31.1                           Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2                           Rule 13(a)-14(a) Certification of Principal Financial Officer

32                                    Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101                              Interactive Data File*

*                                    In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 29, 2009

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference
1.1

Underwriting Agreement dated May 12, 2009 among EQT Corporation and Banc of America Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., and Wachovia Capital Markets, LLC as representatives of the underwriters named therein

Filed as Exhibit 1.1 to Form 8-K filed on May 5, 2009

4.1	Third Supplemental Indenture, dated May 15, 2009, between the Company and The Bank of New York Mellon	Filed as Exhibit 4.1 to Form 8-K filed on May 5, 2009

10.1	Purchase and Sale Agreement dated as of April 13, 2007 with Pine Mountain Oil and Gas, Inc.	Filed herewith as Exhibit 10.1

10.2	Contribution Agreement dated as of April 13, 2007 with Pine Mountain Oil and Gas, Inc.	Filed herewith as Exhibit 10.2

10.3	Form of Participant Award Agreement (Restricted Stock) under 2009 EQT Corporation Long-Term Incentive Plan	Filed herewith as Exhibit 10.3

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101