Form 10-Q
period 2009-09-30
EQT Corp
filed 2009-10-29
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of September 30, 2009, 130,919,247 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands, except per share amounts)
Operating revenues	$218,357	$297,827	$925,800	$1,167,610

Operating expenses:
Purchased gas costs	13,573	82,114	257,171	471,644
Operation and maintenance	34,561	30,333	101,042	84,537
Production	16,153	23,076	46,033	59,965
Exploration	4,526	3,508	12,252	4,901
Selling, general and administrative	59,906	(38,199)	125,237	66,196
Depreciation, depletion and amortization	49,706	34,269	140,483	97,085
Total operating expenses	178,425	135,101	682,218	784,328

Operating income	39,932	162,726	243,582	383,282

Other income	511	611	1,799	5,709

Equity in earnings of nonconsolidated investments	1,950	1,557	4,682	4,548

Interest expense	32,393	13,012	78,096	40,992

Income before income taxes	10,000	151,882	171,967	352,547
Income taxes	7,091	55,684	70,420	130,438
Net income	$2,909	$96,198	$101,547	$222,109

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	130,850	130,540	130,806	126,223
Net income	$0.02	$0.74	$0.78	$1.76
Diluted:
Weighted average common shares outstanding	131,505	131,558	131,450	127,288
Net income	$0.02	$0.73	$0.77	$1.74
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Thousands)
Cash flows from operating activities:
Net income	$101,547	$222,109
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	(2,110)	8,591
Depreciation, depletion, and amortization	140,483	97,085
Other income	(1,799)	(5,709)
Equity in earnings of nonconsolidated investments	(4,682)	(4,548)
Deferred income taxes	94,799	195,381
Restricted stock and stock option expenses	5,208	4,152
Excess tax benefits from share-based payment arrangements	(400)	(1,129)
Decrease (increase) in inventory	60,484	(57,450)
Decrease in accounts receivable and unbilled revenues	176,121	66,551
Decrease (increase) in margin deposits	7,442	(24,742)
Decrease in accounts payable	(213,206)	(10,565)
Change in derivative instruments at fair value, net	51,658	(56,958)
Changes in other assets and liabilities	137,040	(105,897)
Net cash provided by operating activities	552,585	326,871

Cash flows from investing activities:
Capital expenditures	(636,066)	(959,962)
Capital contributions to Nora Gathering, LLC	(6,400)	(22,800)
Investment in available-for-sale securities	(3,000)	(3,000)
Net cash used in investing activities	(645,466)	(985,762)

Cash flows from financing activities:
Dividends paid	(86,517)	(82,589)
Proceeds from issuance of common stock	–	560,739
Proceeds from issuance of long-term debt	700,000	500,000
Debt issuance costs	(6,874)	(6,645)
Repayments and retirements of long term debt	(2,000)	–
Decrease short-term loans	(319,917)	(356,333)
Decrease note payable to Nora Gathering, LLC	–	(29,329)
Proceeds from exercises under employee compensation plans	293	842
Excess tax benefits from share-based payment arrangements	400	1,129
Net cash provided by financing activities	285,385	587,814

Net increase (decrease) in cash and cash equivalents	192,504	(71,077)
Cash and cash equivalents at beginning of period	–	81,711
Cash and cash equivalents at end of period	$192,504	$10,634

Cash paid during the period for:
Interest, net of amount capitalized	$50,668	$25,616
Income taxes, net of refunds	$(103,229)	$6,855

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$ 192,504	$ -
Accounts receivable (less accumulated provision for doubtful accounts: September 30, 2009, $ 16,270; December 31, 2008, $26,636)	76,452	209,008
Unbilled revenues	8,475	49,930
Margin deposits with financial institutions	-	4,434
Inventory	195,654	288,182
Derivative instruments, at fair value	162,901	192,191
Prepaid expenses and other	94,170	183,437
Total current assets	730,156	927,182

Equity in nonconsolidated investments	180,083	169,241

Property, plant and equipment	6,160,969	5,503,921
Less: accumulated depreciation and depletion	1,527,121	1,406,402
Net property, plant and equipment	4,633,848	4,097,519

Investments, available-for-sale	34,798	25,880
Regulatory assets	79,723	83,525
Other assets	31,025	26,315
Total assets	$ 5,689,633	$ 5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$ 2,300	$ 4,300
Short-term loans	-	319,917
Accounts payable	143,526	356,732
Margin deposits from financial institutions	3,008	-
Derivative instruments, at fair value	135,737	175,889
Other current liabilities	210,004	185,770
Total current liabilities	494,575	1,042,608

Long-term debt	1,949,200	1,249,200
Deferred income taxes and investment tax credits	901,553	781,520
Unrecognized tax benefits	64,470	47,553
Pension and other post-retirement benefits	57,137	69,409
Other credits	110,666	89,279
Total liabilities	3,577,601	3,279,569

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: September 30, 2009 and December 31, 2008, 157,630	950,827	948,497
Treasury stock, shares at cost: September 30, 2009, 26,711; December 31, 2008, 26,764 (net of shares at cost held in trust for deferred compensation of 160, $2,720 and 163, $2,784)	(482,315)	(483,464)
Retained earnings	1,668,826	1,653,797
Accumulated other comprehensive loss	(25,306)	(68,737)
Total common stockholders’ equity	2,112,032	2,050,093
Total liabilities and stockholders’ equity	$ 5,689,633	$ 5,329,662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and its subsidiaries as of September 30, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues from external customers:
EQT Production	$91,922	$122,083	$279,570	$352,109
EQT Midstream	124,065	186,114	366,939	561,216
Distribution	54,599	88,789	425,865	459,482
Less: intersegment revenues (a)	(52,229)	(99,159)	(146,574)	(205,197)
Total	$218,357	$297,827	$925,800	$1,167,610
Operating income:
EQT Production	$31,522	$67,296	$109,587	$201,805
EQT Midstream	37,878	29,772	119,660	114,254
Distribution	3,230	(1,772)	56,435	38,207
Unallocated (expense) income (b)	(32,698)	67,430	(42,100)	29,016
Total	$39,932	$162,726	$243,582	$383,282

Reconciliation of operating income to net income:

Other income:
EQT Midstream	$342	$460	$1,247	$5,307
Distribution	169	151	552	402
Total	$511	$611	$1,799	$5,709

Equity in earnings of nonconsolidated investments:
EQT Production	$3	$129	$50	$373
EQT Midstream	1,946	1,363	4,608	3,989
Unallocated	1	65	24	186
Total	$1,950	$1,557	$4,682	$4,548

Interest expense	32,393	13,012	78,096	40,992
Income taxes	7,091	55,684	70,420	130,438
Net income	$2,909	$96,198	$101,547	$222,109

	September 30,	December 31,
	2009	2008
	(Thousands)
Segment Assets:
EQT Production	$ 2,656,014	$ 2,338,695
EQT Midstream	1,932,602	1,897,872
Distribution	812,677	951,179
Total operating segments	5,401,293	5,187,746
Headquarters assets, including cash and short-term investments	288,340	141,916
Total assets	$ 5,689,633	$ 5,329,662

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$29,856	$20,015	$83,724	$56,757
EQT Midstream	13,477	8,607	38,502	23,668
Distribution	5,525	5,207	16,449	15,415
Other	848	440	1,808	1,245
Total	$49,706	$34,269	$140,483	$97,085

Expenditures for segment assets:
EQT Production	$144,497	$250,058	$446,813	$492,934
EQT Midstream	39,817	184,854	155,334	432,518
Distribution	9,844	12,179	25,337	32,162
Other	2,560	1,735	8,582	2,348
Total	$196,718	$448,826	$636,066	$959,962

(a)          Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and Distribution.

(b)         Unallocated (expense) income primarily consists of incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value.   The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  At contract inception, the Company designates its derivative instruments as hedging or trading activities. To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive loss, net of tax, and is subsequently reclassified into earnings, in the same caption associated with the forecasted transaction, in the same period or periods during which the hedged forecasted transaction affects earnings.  For derivative instruments that have not been designated as cash flow hedges, the change in fair value for the instrument is recognized in the Statements of Consolidated Income as operating revenues each period.

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

During 2008, the Company effectively settled certain derivative commodity hedges scheduled to mature during the period 2010 through 2013 by de-designating the hedges and entering into directly counteractive economic hedges.  As of the date of de-designation of these hedges, the Company had recorded a loss, net of tax, in accumulated other comprehensive loss of approximately $11.4 million which will be recognized as part of the realized sales price in the Statements of Consolidated Income when the underlying physical transactions occur.  The fair value of the offsetting positions not designated as hedges as of September 30, 2009 was a $49.7 million derivative liability and a $30.7 million derivative asset.  During the first quarter of 2009, the Company terminated certain collar agreements scheduled to mature during the period 2010 through 2012.  As of the date of termination of these hedges the Company had recorded a gain, net of tax, in accumulated other comprehensive income of approximately $5.1 million which will be recognized as part of the realized sales price in the Statements of Consolidated Income when the underlying physical transactions occur.

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

All derivatives recognized in the balance sheet and used in cash flow hedging relationships are commodity contracts.  All gains (losses) recognized in income or reclassified from accumulated other comprehensive income (OCI) into income are reported in operating revenues.  All derivative instrument assets and liabilities are reported in the balance sheet as derivative instruments, at fair value.

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

	(Thousands)
Derivatives designated as hedging instruments
Amount of gain (loss) recognized in OCI (effective portion), net of tax	$4,392	$467,117	$146,402	$(2,644)
Amount of gain (loss) reclassified from accumulated OCI into income (effective portion), net of tax (a)	26,769	(59,734)	107,725	(151,728)
Amount of gain (loss) recognized in income (ineffective portion) (b)	2,262	358	(3,076)	1,032

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in income	$–	$(478)	$(27)	$(200)

	September 30, 2009	December 31, 2008
	(Thousands)
Asset derivatives
Derivatives designated as hedging instruments	$127,116	$188,247
Derivatives not designated as hedging instruments	35,785	3,944
Total asset derivatives	$162,901	$192,191

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2009	December 31, 2008
Liability derivatives	(Thousands)
Derivatives designated as hedging instruments	$79,777	$154,605
Derivatives not designated as hedging instruments	55,960	21,284
Total liability derivatives	$135,737	$175,889

(a) Includes $0.3 million and $9.1 million for the three and nine month periods ended September 30, 2009, respectively, of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  Includes $47.2 million for the three and nine month periods ended September 30, 2008 of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b) No amounts have been excluded from effectiveness testing.

The net fair value of derivative instruments changed during the first nine months of 2009 primarily as a result of the settlement of hedged transactions and a decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 191 Bcf and 243 Bcf as of September 30, 2009 and December 31, 2008, respectively, and are primarily related to natural gas swaps and collars.

The Company deferred net gains (losses) of $9.8 million and ($28.8) million in accumulated other comprehensive income (loss), net of tax, as of September 30, 2009 and December 31, 2008, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $15.2 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of September 30, 2009 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

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

The Company utilizes various processes to monitor and evaluate its credit risk exposures.  This includes closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible, and may obtain collateral or other security.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount. The Company records these deposits as a receivable in the consolidated balance sheet.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received.   The Company had no such deposits in its Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

discretion.  The Company recorded a current liability of $3.0 million as of September 30, 2009 and a current asset of $4.4 million at December 31, 2008 for such deposits with brokers in its Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of September 30, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $61.8 million, for which the Company had no collateral posted on September 30, 2009.  If the Company’s credit rating had been downgraded below investment grade on September 30, 2009, the Company would have been required to post additional collateral of $29.2 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Fitch and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

D.        Investments, Available-For-Sale

As of September 30, 2009, the investments classified by the Company as available-for-sale consist of $34.8 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.  Unrealized gains or losses with respect to temporarily impaired investments classified as available-for-sale are recognized within the Condensed Consolidated Balance Sheets as a component of equity, accumulated other comprehensive loss.  The Company evaluates these investments quarterly and if the Company subsequently determines that a loss is other-than-temporary, any unrealized losses stemming from such impaired investments will be recognized in earnings.

	September 30, 2009

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$21,942	$4,747	$–	$26,689
Bond funds	7,468	641	–	8,109
Total investments	$29,410	$5,388	$–	$34,798

	December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$20,219	$–	$–	$20,219
Bond funds	5,661	–	–	5,661
Total investments	$25,880	$–	$–	$25,880

During the nine month periods ended September 30, 2009 and 2008, the Company purchased additional securities with a cost basis totaling $3.0 million and $3.0 million.

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

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	September 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$34,798	$34,798	$–	$–
Derivative instruments, at fair value	162,901	16,273	59,855	86,773
Total assets	$197,699	$51,071	$59,855	$86,773

Liabilities
Derivative instruments, at fair value	$(135,737)	$(7,480)	$(126,938)	$(1,319)
Total liabilities	$(135,737)	$(7,480)	$(126,938)	$(1,319)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2009	$87,605
Total gains or losses:
Included in earnings	86
Included in other comprehensive income	43,993
Purchases, issuances, and settlements	(46,230)
Transfers in and/or out of Level 3	–
Balance at September 30, 2009	$85,454

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2009	21

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in “operating revenues” in the Statements of Consolidated Income.  Any gains or losses related to available-for-sale securities are included in other income.

F.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)
Net income	$2,909	$96,198	$101,547	$222,109
Other comprehensive (loss) income:
Net change in cash flow hedges	(22,348)	479,727	38,765	94,195
Unrealized gain (loss) on investments, available-for-sale	2,651	(2,413)	3,502	(5,007)
Pension and other post-retirement benefit plans:
Prior service cost	(86)	(70)	(258)	(212)
Net loss	371	395	1,113	1,184
Settlement loss	103	76	309	228
Total comprehensive (loss) income	$(16,400)	$573,913	$144,978	$312,497

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
	2009	2008
	(Thousands)
Net unrealized gain (loss) from hedging transactions	$9,546	$(29,219)
Unrealized gain on available-for-sale securities	3,502	–
Pension and other post-retirement benefits adjustment	(38,354)	(39,518)
Accumulated other comprehensive loss	$(25,306)	$(68,737)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

G.        Share-Based Compensation

Share-based compensation expense (income) recorded by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)
2005 Executive Performance Incentive Program	$–	$(84,231)	$–	$(41,684)
2008 Executive Performance Incentive Program	211	248	559	248
2009 Shareholder Value Plan	24,299	–	30,614	–
2007 Supply Long-Term Incentive Program	1,367	(520)	4,166	391
Restricted stock awards	872	1,771	2,858	3,630
Non-qualified stock options	783	522	2,350	522
Non-employee directors’ share-based awards	670	(3,101)	366	(821)
Total share-based compensation expense (income)	$28,202	$(85,311)	$40,913	$(37,714)

Executive Performance Incentive Programs

The vesting of the stock units granted under the 2005 Executive Performance Incentive Program (2005 Program) occurred on December 31, 2008, after the ordinary close of the performance period, and payment was made on that day.  The Company accounted for these awards as liability awards and as such recorded compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  During the three months ended September 30, 2008, the Company decreased its assumptions for both the ultimate share price and the payout multiple at the end of the performance period to approximately $37 per share and 175%, respectively.

The settlement of the units granted under the 2008 Executive Performance Incentive Program (2008 Program) will occur after the performance period, December 31, 2011, at a payout multiple between zero and 300%, which is dependent upon the level of total shareholder return relative to a predefined peer group’s total shareholder return during the 3.5 year performance period and production sales revenues (at a fixed price) for approximately the same period.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period.  Participants have no rights with respect to awards under the 2008 Program prior to payment.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the affect on the ultimate payout under the 2008 Program.  The Company’s current assumptions for the ultimate share price and payout multiple are $50 and 100% of the units awarded, respectively.  As of September 30, 2009, approximately 59,000 units were outstanding under the 2008 Program.

2009 Shareholder Value Plan

The settlement of the units granted under the 2009 Shareholder Value Plan (2009 SVP) will occur after the performance period utilizing a payout factor of between zero and 250%, dependent upon a combination of the level of total shareholder return relative to a predefined peer group and the Company’s average absolute return on total capital during the performance period of January 1, 2005 to December 31, 2009.  To determine the actual payment per unit, the payout factor will be multiplied by the period-end stock price and such product will be reduced by $63.82 (referred to as the threshold value).  The threshold value approximates the Company’s total shareholder return relative to the predefined peer group through December 31, 2008 at a 175% multiple.  Payment of awards is expected to be in cash based on the price of the Company’s common stock at the end of the performance period, December 31, 2009. Participants have no rights with respect to awards under the 2009 SVP prior to payment.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the affect on the ultimate payout under the 2009 SVP.  The Company’s current assumptions for the period-end stock and payout multiple are approximately $43 and 225% of the units awarded, respectively.  As of September 30, 2009, approximately 963,000 units were outstanding under the 2009 SVP.   If the Company achieves a performance level increasing the payout factor to 250% at the current assumed period-end stock multiple of approximately $43, then the Company would recognize an additional $11.4 million of compensation expense.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2007 Supply Long-Term Incentive Program

On July 1, 2007, the Company established the 2007 Supply Long-Term Incentive Program (2007 Supply Program) to provide a long-term incentive compensation opportunity to key employees in the EQT Production and EQT Midstream segments and awards were granted at that time.  During the first quarter of 2009, the Compensation Committee of the Board of Directors approved the grant of approximately 116,000 additional awards under the 2007 Supply Program.  Awards granted may be earned by achieving pre-determined total sales volumes targets, achieving certain efficiency metrics and satisfying certain applicable employment requirements.  The awards earned may be increased to a maximum of three times the initial award or reduced to zero based upon achievement of the predetermined performance levels.  The settlement of the units granted under the 2007 Supply Program will occur after the end of the performance period, December 31, 2010.  Payment of awards will be made in cash based on the price of the Company’s common stock at the end of the performance period.  Participants have no rights with respect to awards under the 2007 Supply Program prior to payment.  The Company accounts for these awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  The Company continually monitors its stock price and performance in order to assess the affect on the ultimate payout under the 2007 Supply Program.  The Company’s current assumptions for the ultimate share price and payout multiple are approximately $45 and 200% of the units awarded, respectively.  As of September 30, 2009, approximately 271,000 units were outstanding under the 2007 Supply Program.

Restricted Stock Awards

The Company granted 7,800 and 137,730 restricted stock awards during the three months ended September 30, 2009 and 2008, respectively, to key employees of the Company.  The shares granted will be fully vested at the end of the three-year period commencing with the date of grant.  The weighted average fair value of these restricted stock grants, based on the grant date fair value of the Company’s stock, was approximately $39 and $63, for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had $4.8 million of total unrecognized compensation cost related to non-vested restricted stock awards.  That cost is expected to be recognized over a weighted average period of approximately 22 months.

Non-Qualified Stock Options

No stock options were granted during the nine month period ended September 30, 2009. A total of 906,000 stock options were granted during the nine month period ended September 30, 2008.  As of September 30, 2009, the Company had $5.4 million of total unrecognized compensation cost related to outstanding non-vested stock options.   Options to purchase approximately 937,800 and 974,200 shares of common stock were outstanding for the three and nine months ended September 30, 2009, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

Non-employee Directors’ Share-Based Awards

As of September 30, 2009, 83,500 options were outstanding under the 1999 Nonemployee Directors’ Stock Incentive Plan.  No options were granted to non-employee directors during the nine month periods ended September 30, 2009 and 2008.

The Company has historically granted to non-employee directors share-based awards which vested upon award.  The value of the share-based awards will be paid in cash on the earlier of the director’s death or retirement from the Company’s Board of Directors. The Company accounts for these share-based awards as liability awards and as such records compensation expense for the remeasurement of the fair value of the awards at the end of each reporting period.  A total of 84,958 non-employee director share-based awards were outstanding as of September 30, 2009.  No share-based awards were granted to non-employee directors during the nine month period ended September 30, 2009. A total of 12,800 share-based awards were granted to non-employee directors, at a weighted average fair value of $68.22 per share, during the nine month period ended September 30, 2008.

H.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations.

The Company’s effective income tax rate for the nine months ending September 30, 2009 was 40.9%.  The Company currently estimates the annual effective income tax rate to be approximately 40.9%.  The estimated annual effective income tax rate as of September 30, 2008 was 37.3%.  The 2009 increase in the expected annual effective tax rate is primarily the result of nondeductible compensation expense and a West Virginia law change in 2008 that created a discrete benefit.  The Company has a method change request pending with the Internal Revenue Service (IRS) which, if approved, will reduce the estimated annual effective income tax rate by approximately 1.9% for 2009.

On March 31, 2008, West Virginia enacted legislation, effective for the Company’s tax year beginning January 1, 2009, that contemplates a reduction of West Virginia’s corporate net income tax rate over the next nine years.  As a result of this law change, the Company recorded a tax benefit of $4.6 million to reflect an overall decrease in the Company’s expected deferred tax liability as of the effective date of each respective income tax rate reduction.  This benefit was included in the first quarter 2008 income tax expense.

There were no material changes to the Company’s methodology for unrecognized tax benefits during the nine months ended September 30, 2009. Increases to the unrecognized tax benefit balance during the nine months ended September 30, 2009 were primarily attributable to certain pending changes in the Company’s accounting for repairs expenditures for tax purposes.

The consolidated federal income tax liability of the Company has been settled with the IRS through 2000.  In December 2008, the Joint Committee on Taxation (JCT) approved the settlement of all issues related to the 1998 through 2000 audit.  The Company received a final net tax refund of $3.8 million, including interest, for these years.

As of September 30, 2009, the IRS has completed its audit and review of the Company’s federal income tax filings for the 2001 through 2005 years and the Company has received approximately $3.0 million of the total expected $3.4 million refund relating to the agreed upon audit adjustments for these years.  In September of 2009, the JCT approved the settlement of all issues related to the 2001 through 2005 audit excluding the Company’s research and experimentation (R&E) tax credits claimed for such years.   The R&E credits have been referred to the Appeals Division of the IRS.  The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions claimed during these periods.

During the second quarter of 2009 EQT received a refund of $99.5 million from the IRS relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009.  This net operating loss was primarily a result of intangible drilling costs incurred as a result of the Company’s drilling program that are deducted currently for tax purposes and accelerated tax deprecation for expansion of the gathering infrastructure.  During the third quarter of 2009, the Company filed a superseding tax return for the 2008 tax year in which the Company has requested an additional refund of $15.5 million relating to the carryback of its 2008 net operating tax loss.  The Company expects to receive the refund in 2009.

I.          Long-Term Debt

	September 30,	December 31,
	2009	2008
	(Thousands)
5.15% notes, due March 1, 2018	$ 200,000	$ 200,000
5.15% notes, due November 15, 2012	200,000	200,000
5.00% notes, due October 1, 2015	150,000	150,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due April 1, 2019	700,000	–
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
8.5% to 9.0% Series A, due 2009 thru 2021	48,500	50,500
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
7.6% Series C, due 2018	8,000	8,000
	1,951,500	1,253,500
Less debt payable within one year	2,300	4,300
Total long-term debt	$ 1,949,200	$ 1,249,200

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Aggregate maturities of long-term debt are $2.3 million in 2009, $0 in 2010, $6.0 million in 2011, $200.0 million in 2012 and $10.0 million in 2013.

J.                          Pension and Other Postretirement Benefit Plans

The Company’s costs related to its defined benefit pension and other postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2009	2008	2009	2008
	(Thousands)
Components of net periodic benefit cost
Service cost	$109	$44	$144	$110
Interest cost	906	1,080	537	610
Expected return on plan assets	(1,145)	(1,333)	–	–
Amortization of prior service cost	4	29	(226)	(226)
Recognized net actuarial loss	298	312	437	511
Settlement loss	173	237	–	–
Net periodic benefit cost	$345	$369	$892	$1,005

	Pension Benefits		Other Benefits
	Nine months ended September 30,
	2009	2008	2009	2008
	(Thousands)
Components of net periodic benefit cost
Service cost	$327	$132	$432	$330
Interest cost	2,718	3,240	1,611	1,830
Expected return on plan assets	(3,435)	(3,999)	–	–
Amortization of prior service cost	12	87	(678)	(678)
Recognized net actuarial loss	894	936	1,311	1,533
Settlement loss	519	489	–	–
Net periodic benefit cost	$1,035	$885	$2,676	$3,015

K.                        Fair Value of Financial Instruments

The carrying value of cash equivalents and short-term loans approximates fair value due to the short maturity of the instruments. Available-for-sale securities and derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value.  See Notes C, D and E.

The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 was approximately $2 billion and $1 billion, respectively.  The fair value was estimated using the Company’s established fair value methodology based on discounted values using a current discount rate reflective of the remaining maturity.

L.                         Recently Issued Accounting Standards

Employers’ Disclosures about Post-Retirement Benefit Plan Assets

In December 2008, the FASB issued “Employers’ Disclosures about Post-Retirement Benefit Plan Assets.” The disclosures required by this guidance are intended to enhance the transparency surrounding the types of assets and

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

associated risks in an employer’s defined benefit pension or other post-retirement plan.  The new disclosures are required to be included in the financial statements for fiscal years ending after December 15, 2009.  The Company is currently evaluating the affect that this guidance will have on its consolidated financial statement disclosures.

Accounting for Variable Interest Entities

In June 2009, the FASB issued amendments to improve financial reporting by enterprises involved with variable interest entities.  The amendments are effective as of the beginning of the first annual reporting period after November 15, 2009.  The Company is currently evaluating the affect that these amendments will have on its consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amendment to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The amendment eliminates the concept of a qualifying special-purpose entity for accounting purposes and must be applied as of the beginning of the first annual reporting period beginning after November 15, 2009.  This amendment must be applied to transfers occurring on or after the effective date and the disclosure provisions must be applied to transfers that occurred both before and after the effective date.  The Company is currently evaluating the affect that this amendment will have on its consolidated financial statements.

Oil and Gas Reporting Requirements

In December 2008, the U.S. Securities and Exchange Commission (SEC) approved amendments to its oil and gas reporting requirements.  The amendments are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves by better aligning the oil and gas disclosure requirements with current practices and technology.  The amendments are effective for annual reports for fiscal years ending on or after December 31, 2009.

In September 2009, the FASB issued a proposed Accounting Standards Update to align the oil and gas reserve estimation and disclosure requirements of “Extractive Industries — Oil and Gas” with the requirements of the SEC’s amendments to its oil and gas reporting requirements.  The FASB’s proposed amendment would also be effective for annual reporting periods ending on or after December 31, 2009, and applied prospectively as a change in estimate.

The Company has determined that the SEC amendments and proposed FASB amendments will not have an affect on the Company’s results of operations, cash flows or financial position at December 31, 2009.  The Company is currently evaluating the affect the revised amendments will have on its financial statement disclosures, including its disclosures of proved oil and natural gas reserves and the “Standard Measure of Discounted Future Cash Flow”.

M.       Other Events

During the third quarter of 2009, the Company completed the relocation of its corporate headquarters and other operations to downtown Pittsburgh.  As a result of the relocation, the Company recorded impairment expense of $4.0 million as selling, general and administrative expense in the Statements of Consolidated Income.

On May 15, 2009, the Company completed a public offering of $700 million in aggregate principal amount of 8.125% Senior Notes (Senior Notes) due June 1, 2019.  The proceeds from the offering were used to repay short-term borrowings under the Company’s revolving credit facility and will fund part of the Company’s 2009 capital program.  The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets.

The Company has evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs (including the Equitrans expansion project), production and sales volumes, reserves, capital expenditures, financing requirements, hedging strategy and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember they are included to provide you with information regarding the terms of such agreement and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  The agreements may also contain covenants in which the Company agrees to take or agrees to refrain from taking specified actions, which should not in all instances be treated as categorical promises to take or refrain from taking specified actions.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time nor may the covenants alone describe actions which the Company plans to take or refrain from taking.

CORPORATE OVERVIEW

Three Months Ended September 30, 2009

vs. Three Months Ended September 30, 2008

EQT Corporation’s consolidated net income for the three months ended September 30, 2009 totaled $2.9 million, or $0.02 per diluted share, compared to $96.2 million, or $0.73 per diluted share, reported for the same period a year ago.  An increase in share-based compensation expense and a decrease in commodity prices were the primary factors in the decrease in net income between periods.  During the third quarter of 2008, unfavorable market conditions negatively affected the Company’s share price and resulted in the reversal of $84.2 million of compensation expense under the 2005 Executive Performance Incentive Program (2005 Program).   The 2005 Program paid out on December 31, 2008.  During the third quarter of 2009, the Company’s share price and performance in relation to its peer group improved resulting in additional compensation expense of $24.3 million under the Company’s 2009 Shareholder Value Plan (2009 SVP).  The 2009 SVP’s performance period ends on December 31, 2009.  The 2005 Program was, and the 2009 SVP is, a liability plan, in which awards are valued at the end of the performance period, based upon a combination of the Company’s stock price, a factor determined by the Company’s performance compared to its peers and the Company’s return on total capital.  Unfavorable commodity prices continued to adversely affect the Company in the 2009 third quarter through reduced average well-head sales prices, NGL sales

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

prices and commodity storage price spreads together totaling $47.1 million pre-tax.  Also, during the third quarter 2009, the Company recorded impairment expense of $4.0 million resulting from the relocation of the Company’s offices.

These negative factors were partially offset by record production gas sales volumes resulting from increased production from the Company’s drilling program, increases in gathering, transmission, processing, and commercial activity and the Distribution segment’s increase in base rates.  The Company’s continued investment in its oil and gas producing properties and midstream infrastructure resulted in higher DD&A and interest expense.  In addition, midstream infrastructure investments resulted in greater operation and maintenance expenses for electricity, property taxes and labor.

Nine months ended September 30, 2009

vs. Nine months ended September 30, 2008

EQT Corporation’s consolidated net income for the nine months ended September 30, 2009 totaled $101.5 million or $0.77 per diluted share, compared to $222.1 million, or $1.74 per diluted share, reported for the same period a year ago.  A decrease in natural gas commodity prices and an increase in share-based compensation expense were the primary factors in the decrease in net income between periods.   In 2009, the Company continued to be negatively affected by unfavorable commodity prices through reduced average well-head sales prices, NGL sales prices and commodity storage price spreads together totaling $149.0 million pre-tax.  During the third quarter 2008, unfavorable market conditions negatively affected the Company’s share price and resulted in the net year-to-date reversal of $41.7 million of compensation expense under the 2005 Program.  The 2005 Program paid out on December 31, 2008.  During the first nine months of 2009, the Company’s share price and performance in relation to its peer group improved resulting in additional compensation expense of $30.6 million under the 2009 SVP.  These negative factors were partially offset by record production gas sales volumes resulting from increased production from the Company’s drilling program, increases in commercial, transmission, processing and gathering activity, and increased base rates in the Company’s Distribution segment.  The Company’s increased investment in its oil and gas producing properties and midstream infrastructure resulted in increased DD&A and interest expense.  During the third quarter 2009, the Company recorded impairment expense of $4.0 million resulting from the relocation of the Company’s headquarters.

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

EQT PRODUCTION

OVERVIEW

EQT Production continued to focus on organic production growth through its Huron and Marcellus shale horizontal drilling programs during the third quarter.  The Company drilled 518 gross (381 net) wells in the first nine months of 2009, including 271 horizontal wells comprised of 27 horizontal Marcellus wells, 219 horizontal Huron shale wells, 19 horizontal Berea wells and 6 horizontal wells targeting other formations.  The Company drilled 521 gross (413 net) wells in the first nine months of 2008, including 4 horizontal Marcellus wells, 271 horizontal Huron shale wells, and 15 horizontal Berea wells.  See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for details regarding the Company’s capital expenditures for drilling and development.

EQT Production’s operating revenues for the three months ended September 30, 2009 decreased 25% from 2009 to 2008 as lower commodity prices more than offset significantly increased production volumes.

Third quarter depletion expense at EQT Production increased as a result of higher rates due to the significant on-going drilling and development program and increased units-of production.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT PRODUCTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%	2009	2008	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	26,722	23,249	14.9	76,705	65,813	16.5
Company usage, line loss (MMcfe)	(1,566)	(2,012)	(22.2)	(4,207)	(4,905)	(14.2)
Total sales volumes (MMcfe)	25,156	21,237	18.5	72,498	60,908	19.0

Average (well-head) sales price ($/Mcfe)*	$3.55	$5.62	(36.8)	$3.76	$5.66	(33.6)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.32	$0.36	(11.1)	$0.28	$0.33	(15.2)
Production taxes ($/Mcfe)	$0.26	$0.62	(58.1)	$0.30	$0.57	(47.4)
Production depletion ($/Mcfe)	$1.04	$0.81	28.4	$1.03	$0.81	27.2

Production depletion	$27,734	$18,796	47.6	$79,165	$53,389	48.3
Other depreciation, depletion and amortization (DD&A)	2,122	1,219	74.1	4,559	3,368	35.4
Total DD&A	$29,856	$20,015	49.2	$83,724	$56,757	47.5

Capital expenditures (thousands)	$144,497	$250,058	(42.2)	$446,813	$492,934	(9.4)

FINANCIAL DATA (Thousands)

Total operating revenues	$91,922	$122,083	(24.7)	$279,570	$352,109	(20.6)

Operating expenses:
LOE, excluding production taxes	8,633	8,379	3.0	21,845	21,395	2.1
Production taxes	6,932	14,387	(51.8)	23,082	37,724	(38.8)
Exploration expense	4,527	3,508	29.0	12,252	4,901	150.0
Selling, general and administrative (SG&A)	10,452	8,498	23.0	29,080	29,527	(1.5)
DD&A	29,856	20,015	49.2	83,724	56,757	47.5
Total operating expenses	60,400	54,787	10.2	169,983	150,304	13.1
Operating income	$31,522	$67,296	(53.2)	$109,587	$201,805	(45.7)

* Average well-head sales price is calculated as market price adjusted for hedging activities less deductions for gathering, processing and transmission included in EQT Midstream revenues. These deductions totaled $1.68/Mcfe and $1.64/Mcfe for the three months ended September 30, 2009 and 2008, respectively, and $1.69/Mcfe and $1.46/Mcfe for the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009

vs. Three Months Ended September 30, 2008

EQT Production’s operating income totaled $31.5 million for the three months ended September 30, 2009 compared to $67.3 million for the three months ended September 30, 2008.  The $35.8 million decrease in operating income was primarily the result of a decrease in the average well-head sales price ($52.1 million) offset by an increase in sales volumes ($22.0 million).

Total operating revenues were $91.9 million for the three months ended September 30, 2009 compared to $122.1 million for the three months ended September 30, 2008.  The $30.2 million decrease in total operating revenues was primarily due to a 37% decrease in the average well-head sales price, partially offset by an increase in production gas sales volumes.  The $2.07 per Mcfe decrease in the average well-head sales price was primarily attributable to a $6.85 per Dth decrease in the average NYMEX price and a higher percentage of unhedged gas sales, partially offset by a higher realized hedge price.  Gas sales volumes increased 18% from 2008 to 2009.  The increase in production

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

gas sales volumes was the result of increased production from the 2009 and 2008 drilling programs including continued horizontal well development of the Company’s Huron and Marcellus shales, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $60.4 million for the three months ended September 30, 2009 compared to $54.8 million for the three months ended September 30, 2008.  DD&A increased $9.8 million primarily as a result of an increase in the depletion unit rate ($5.9 million) and higher volumes ($2.7 million). The $0.23 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties.  Production taxes decreased $7.5 million primarily due to decreased severance taxes (a production tax directly imposed on the value of the gas extracted) as a result of lower gas commodity prices.  The increase in SG&A was due to increased incentive plan expenses and higher overhead costs associated with the growth of the Company partially offset by 2008 legal reserves for certain legal disputes.  The increase in exploration expense was due to an increased level of seismic analysis and supporting personnel costs compared to prior year.

During the first quarter of 2008, the Company drilled its first exploratory vertical Utica well. During the three months ended September 30, 2009, the Company capitalized $0.2 million of Utica well costs bringing the total capitalized exploratory well costs that are pending the determination of proved reserves to $7.8 million. As of September 30, 2009, this well has not been turned in line. The Company expects to drill a second Utica well in 2010 and to complete the two wells at the same time.

Nine months ended September 30, 2009

vs. Nine months ended September 30, 2008

EQT Production’s operating income totaled $109.6 million for the nine months ended September 30, 2009 compared to $201.8 million for the nine months ended September 30, 2008.  The $92.2 million decrease in operating income was primarily the result of a decrease in the average well-head sales price ($137.7 million), higher DD&A, and an increase in exploration expense partially offset by an increase in sales volumes ($65.6 million) and a decrease in production taxes.

Total operating revenues were $279.6 million for the nine months ended September 30, 2009 compared to $352.1 million for the nine months ended September 30, 2008.  The $72.5 million decrease in total operating revenues was primarily due to a 34% decrease in the average well-head sales price, partially offset by an increase in production gas sales volumes.  The $1.90 per Mcfe decrease in the average well-head sales price was primarily due to a $5.80 per Dth decrease in the average NYMEX price and a higher percentage of unhedged gas sales partially offset by a higher realized hedge price.  Gas sales volumes increased 19% from 2008 to 2009.  The increase in production gas sales volumes was the result of increased production from the 2008 and 2009 drilling programs, partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $170.0 million for the nine months ended September 30, 2009 compared to $150.3 million for the nine months ended September 30, 2008.  The increase in operating expenses was primarily the result of increased DD&A from increases in the depletion unit rate ($16.9 million) and volume ($8.4 million). The $0.22 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties. This increase was partially offset by a decrease in production taxes. The decrease in production taxes was due to decreased severance taxes, a production tax directly imposed on the value of the gas extracted, as a result of lower gas commodity prices.  Exploration expense increased due to an increased level of seismic analysis and supporting personnel costs compared to prior year.

OUTLOOK

EQT Production’s business strategy is focused on growth of the Company’s natural gas reserves.  Key elements of EQT Production’s strategy include:

•                Expanding reserves and production through horizontal drilling in Kentucky, West Virginia and Pennsylvania. Through the capital program, the Company is seeking to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential. A substantial portion of the Company’s 2009 drilling effort is

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

focused on drilling horizontal wells in the Huron and Berea shale formations in Kentucky and West Virginia and in the Marcellus shale formation in Pennsylvania and West Virginia.

•                  Exploiting additional reserve potential through key emerging development plays.  In 2009, the Company is examining the potential for exploitation of gas reserves in new geological formations and through different technologies.  Activities to date in 2009 include the drilling of high pressure Marcellus shale wells, re-entry wells in the Devonian shale and testing the Devonian shale in Virginia.  In addition, the Company will complete its evaluation of proprietary seismic data in order to evaluate deep drilling opportunities for 2010.

EQT MIDSTREAM

OVERVIEW

EQT Midstream’s 2009 third quarter net operating revenues increased 23% from the third quarter 2008 to 2009. Increases in net operating revenues were partially offset by increased operating expenses.  Gathering net operating revenues increased primarily due to an increase in gathered volumes and average gathering fees.  Transmission net operating revenues increased primarily due to increased Big Sandy pipeline activity in 2009.  Storage and marketing net operating revenues increased as a result of increased activity with an industrial customer.  The increase in processing net operating revenues was driven by higher volumes partially offset by a lower average NGL sales price.  Operating and maintenance expense and DD&A increased due to the completion in 2008 of significant Midstream infrastructure projects.  See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for details regarding the Company’s capital expenditures for EQT Midstream infrastructure projects.

In 2008, EQT Energy, the Company’s gas marketing affiliate, executed a binding precedent agreement with Tennessee Gas Pipeline Company (TGP), a wholly owned subsidiary of El Paso Corporation, for a 15-year term that awarded the Company 300,000 Dth per day of capacity in TGP’s 300-Line expansion project beginning in November 2011.  In July 2009, the parties amended the binding precedent agreement and EQT Energy’s capacity in the project was increased to 350,000 Dth per day.  When completed, the 300-Line expansion project will consist of approximately 128 miles of 30-inch pipe loop and approximately 52,000 horsepower of additional compression facilities to be constructed in TGP’s existing pipeline corridor in Pennsylvania and New Jersey.  The TGP capacity will provide EQT access to consumer markets from the Gulf Coast to the Mid-Atlantic and the Northeast.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT MIDSTREAM

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2009	2008	%	2009	2008	%
OPERATIONAL DATA

Gathering and processing:
Gathered volumes (BBtu)	40,849	37,851	7.9	118,918	105,132	13.1
Average gathering fee ($/MMBtu)	$1.05	$0.99	6.1	$1.04	$0.99	5.1
Gathering and compression expense ($/MMBtu)	$0.42	$0.38	10.5	$0.41	$0.37	10.8
NGLs sold (Mgal) (a)	29,948	19,916	50.4	89,836	55,490	61.9
Average NGL sales price ($/gal)	$0.78	$1.51	(48.3)	$0.69	$1.48	(53.4)
Transmission pipeline throughput (BBtu)	21,471	22,605	(5.0)	61,003	53,745	13.5

Net operating revenues (thousands):
Gathering	$42,725	$36,779	16.2	$122,178	$103,507	18.0
Processing	15,076	11,624	29.7	31,823	32,077	(0.8)
Transmission	18,006	12,950	39.0	55,551	34,904	59.2
Storage, marketing and other	11,737	9,889	18.7	51,758	54,773	(5.5)
Total net operating revenues	$87,544	$71,242	22.9	$261,310	$225,261	16.0

Capital expenditures (thousands)	$39,817	$184,854	(78.5)	$155,334	$432,518	(64.1)

FINANCIAL DATA (Thousands)

Total operating revenues	$124,065	$186,114	(33.3)	$366,939	$561,216	(34.6)
Purchased gas costs	36,521	114,872	(68.2)	105,629	335,955	(68.6)
Total net operating revenues	$87,544	$71,242	22.9	$261,310	$225,261	16.0

Operating expenses:
Operating and maintenance (O&M)	$24,957	$19,607	27.3	$70,597	$52,550	34.3
SG&A	11,232	13,256	(15.3)	32,551	34,789	(6.4)
DD&A	13,477	8,607	56.6	38,502	23,668	62.7
Total operating expenses	49,666	41,470	19.8	141,650	111,007	27.6
Operating income	$37,878	$29,772	27.2	$119,660	$114,254	4.7

Other income	$342	$460	(25.7)	$1,247	$5,307	(76.5)
Equity in earnings of nonconsolidated investments	$1,946	$1,363	42.8	$4,608	$3,989	15.5

(a)  NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

Three Months Ended September 30, 2009

vs. Three Months Ended September 30, 2008

EQT Midstream’s operating income totaled $37.9 million for the three months ended September 30, 2009 compared to $29.8 million for the three months ended September 30, 2008.  The $8.1 million increase in operating income was primarily the result of increased gathered volumes and rates, increased Big Sandy pipeline activity, and increased NGLs sold, partially offset by increases in O&M and DD&A expense.

Total net operating revenues were $87.5 million for the three months ended September 30, 2009 compared to $71.2 million for the three months ended September 30, 2008.  Both total operating revenues and purchased gas costs decreased compared to the prior year due to a decrease in commodity prices.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gathering net operating revenues increased due to an 8% increase in gathered volumes as well as an increase in gathering rates.  This increase was driven by more volumes gathered for EQT Production, as well as increased third party customer volume due to increased available capacity.  Processing net revenues increased $3.5 million in the third quarter 2009 compared to the third quarter of 2008 primarily due to a 50% increase in NGLs sold, partially offset by a 48% lower sales price for NGL products.  Commodity market prices for propane and other NGLs were significantly lower in the third quarter of 2009 compared to the same period for 2008, partially offset by a decrease in the cost of natural gas processed.  The increase in NGL equivalents sold resulted from increased production volumes from both EQT Production and third party customers and the expansion of the Kentucky hydrocarbon processing plant and gas compression facilities in the second half of 2008.

Transmission net revenues in the third quarter of 2009 increased from the prior year primarily due to increased capacity from the Big Sandy pipeline.  Transmission volumes decreased primarily due to lower throughput by a firm capacity customer, which had minimal impact on net transmission revenues.  The increase in storage and marketing net revenues was primarily due to increased sales to an industrial customer.

Operating expenses totaled $49.7 million for the three months ended September 30, 2009 compared to $41.5 million for the three months ended September 30, 2008.  The $8.2 million increase in operating expenses was due to increases of $5.4 million in O&M and $4.9 million in DD&A partially offset by a decrease in SG&A.  The increase in O&M is primarily due to higher operating costs associated with the growth in the Midstream business including electricity, labor and property taxes.  The infrastructure investments made in 2008, such as the Big Sandy pipeline, the expansion of the Kentucky Hydrocarbon processing facility and the Ranger liquids line, required increased electric costs, property taxes, and labor to operate.  The increase in DD&A was primarily due to this increased investment in gathering, processing, and transmission infrastructure during 2008.  The decrease in SG&A is primarily due to the reserve of approximately $5.0 million recorded in 2008 against the Lehman Brothers receivables more than offsetting increased incentive compensation between years.

Equity in earnings of nonconsolidated investments totaled $1.9 million for the three months ended September 30, 2009 compared to $1.4 million for the three months ended September 30, 2008, and relates to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

Nine months ended September 30, 2009

vs. Nine months ended September 30, 2008

EQT Midstream’s operating income totaled $119.7 million for the nine months ended September 30, 2009 compared to $114.3 million for the nine months ended September 30, 2008, an increase of $5.4 million between years.  An increase in net operating revenues was partially offset by increased operating expenses.

Total net operating revenues were $261.3 million for the nine months ended September 30, 2009 compared to $225.3 million for the nine months ended September 30, 2008.  The $36.0 million increase in total net operating revenues was due to a $20.6 million increase in transmission net operating revenues and an $18.7 million increase in gathering net operating revenues, offset by a $0.3 million decrease in processing net operating revenues and a $3.0 million decrease in storage and marketing net operating revenues. The increase in gathering net operating revenues is primarily due to a 13% increase in gathered volumes as well as a 5% increase in the average gathering fee. Gathered volumes increased as a result of more volumes gathered for EQT Production, as well as higher third party customer volume due to increased available capacity.  Transmission net revenues in 2009 increased from the prior year primarily due to activity from the Big Sandy pipeline, which was placed into service in the third quarter of 2008.

Processing net revenues decreased slightly due to a 53% lower sales price for NGL products partially offset by a 62% increase in NGL equivalents sold.  Commodity market prices for propane and other NGLs were significantly lower in 2009 compared to the same period of 2008, partially offset by a decrease in the cost of natural gas processed.  The increase in NGL equivalents sold resulted from increased production volumes from both EQT Production and third party customers and the expansion of the Kentucky hydrocarbon processing plant and gas compression facilities in the second half of 2008.  The decrease in storage and marketing net revenues was primarily due to lower price spreads in the storage contracts settled in 2009 compared to 2008.  The storage revenues are primarily driven by the optimization of the Company’s contractual and physical gas storage assets which allow the Company to purchase gas and store it in lower price markets and simultaneously enter into contracts to sell it later at

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

higher prices, taking advantage of seasonal gas price spreads.  This reduction in storage asset optimization revenues was offset in part due to an increase in third party marketing that utilized Big Sandy capacity not currently being used to transport Company production.

Operating expenses totaled $141.7 million for the nine months ended September 30, 2009 compared to $111.0 million for the nine months ended September 30, 2008.  The increase in operating expenses was due to increases of $18.0 million in O&M and $14.8 million in DD&A partially offset by a $2.2 million decrease in SG&A.  The increase in O&M is primarily due to higher operational costs associated with the growth in the EQT Midstream business including electricity, labor and property taxes.  The infrastructure investments made in 2008, such as the Big Sandy pipeline, the expansion of the Kentucky Hydrocarbon processing facility and the Ranger liquids line, required increased electric costs, property taxes, and labor to operate.  The increase in DD&A was primarily due to this increased investment in gathering, processing, and transmission infrastructure during 2008.

Other income represents allowance for equity funds used during construction.  The $4.1 million decrease from 2008 to 2009 was primarily the result of higher capital spending in 2008 during the construction period for the Big Sandy Pipeline as well as spending on regulated pipeline safety and integrity projects.

Equity in earnings of nonconsolidated investments totaled $4.6 million for the nine months ended September 30, 2009 compared to $4.0 million for the nine months ended September 30, 2008, and related to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

OUTLOOK

EQT Midstream’s business strategy is focused on growth through expansion of its infrastructure in the Appalachian Basin. A significant challenge facing the Company, and the Appalachian Basin in general, is the availability of pipeline infrastructure required to get natural gas to market. As EQT Production and other producers continue to expand the development of their reserves, the need for such infrastructure becomes more vital.

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

EQT Midstream’s long-term focus is to take advantage of its infrastructure asset position in the heart of the Marcellus shale play in southwestern Pennsylvania and northern West Virginia.  The Equitrans Marcellus Expansion Project is expected to provide Appalachian producers with timely, cost effective options to reach Northeastern and Mid-Atlantic markets and storage by expanding Equitrans existing asset base.  Equitrans plans to create new firm transportation capacity through the addition of pipeline looping, new high pressure laterals and compression facilities on Equitrans’ existing pipeline network.  EQT Midstream successfully completed an open season for a proposed expansion of the Equitrans pipeline that will provide high-pressure gathering/transmission capacity for Marcellus production in Southwestern Pennsylvania and Northern West Virginia.  Total capacity demand indicated in the open season was 1,100,000 Dth per day.  The next steps are to secure firm precedent agreements with shippers and obtain FERC approval.  The vast majority of the capital investment for the Equitrans expansion project would be invested beginning in the second half of 2011, pending FERC approval.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

OVERVIEW

On February 26, 2009, the Pennsylvania Public Utility Commission (PA PUC) approved a settlement between the distribution company and the active parties to the filing for a base rate case increase in Pennsylvania.  The Company implemented the new base rates upon approval of the settlement.  Additionally, the Company received approval to implement an increased customer assistance program (CAP) surcharge, for recovery of its costs for assisting low-income customers with paying their gas bills, effective with the approval of the settlement and will receive an annual reconciliation of CAP costs to ensure complete recovery of these costs.

Distribution’s net operating revenues for the third quarter increased 13% from 2008 to 2009, primarily due to the increase in base rates.  Total operating expenses in the third quarter of 2009 decreased 9%, primarily due to lower bad debt expense and lower overhead costs in 2009.

RESULTS OF OPERATIONS

DISTRIBUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%	2009	2008	%
OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 124; YTD - 3,759)	81	41	97.6	3,521	3,502	0.5

Residential sales and transportation volumes (MMcf)	1,282	1,278	0.3	15,915	15,988	(0.5)
Commercial and industrial volumes (MMcf)	5,178	3,992	29.7	21,813	20,827	4.7
Total throughput (MMcf) – Distribution	6,460	5,270	22.6	37,728	36,815	2.5

Net operating revenues (thousands):
Residential	$14,044	$12,090	16.2	$ 77,039	$71,716	7.4
Commercial & industrial	6,353	5,884	8.0	34,170	33,218	2.9
Off-system and energy services	4,921	4,414	11.5	16,854	13,662	23.4
Total net operating revenues	$25,318	$22,388	13.1	$ 128,063	$118,596	8.0

Capital expenditures (thousands)	$9,844	$12,179	(19.2)	$ 25,337	$32,162	(21.2)

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	%	2009	2008	%

FINANCIAL DATA (thousands)

Total operating revenues	$54,599	$88,789	(38.5)	$425,865	$459,482	(7.3)

Purchased gas costs	29,281	66,401	(55.9)	297,802	340,886	(12.6)

Net operating revenues	$25,318	$22,388	13.1	$128,063	$118,596	8.0

Operating expenses:

O&M	$10,158	$11,075	(8.3)	$30,588	$32,393	(5.6)

SG&A	6,405	7,878	(18.7)	24,591	32,581	(24.5)

DD&A	5,525	5,207	6.1	16,449	15,415	6.7

Total operating expenses	22,088	24,160	(8.6)	71,628	80,389	(10.9)

Operating income (loss)	$3,230	$(1,772)	282.3	$56,435	$38,207	47.7

Three Months Ended September 30, 2009

vs. Three Months Ended September 30, 2008

Distribution had operating income of $3.2 million for the three months ended September 30, 2009 compared to an operating loss of $1.8 million for the three months ended September 30, 2008.  The $5.0 million increase in operating income was primarily due to an increase in base rates and lower operating expenses.

Net operating revenues were $25.3 million for the three months ended September 30, 2009 compared to $22.4 million for the same period in 2008.  The $2.9 million increase in net operating revenues was primarily the result of the approval of the Company’s base rate increase in 2009.  Net revenues from residential customers increased $2.0 million as a result of an increase in base rates.  The weather in Distribution’s service territory in the third quarter of 2009 was 98% colder than the third quarter of 2008 but did not have a significant impact on residential net operating revenues in these summer months.  Off-system and energy services net revenues increased due to an increase in gathering rates partially offset by a decrease in asset optimization activities.  Commercial and industrial net revenues increased $0.5 million due to higher base rates as well as increased volumes.  The 1,186 MMcf increase in commercial and industrial volumes from 2008 to 2009 relates to an increase in usage by one industrial customer.  These high volume industrial sales have low margins and did not significantly impact total net operating revenues.  A decrease in gas costs associated with asset optimization transactions and a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $22.1 million for the three months ended September 30, 2009 compared to $24.2 million for the three months ended September 30, 2008.  The $2.1 million decrease in operating expenses was primarily the result of lower bad debt, general overhead and labor and fringe benefit expenses as well as a reduction in O&M expense primarily related to decreased leak repairs and maintenance activities for gathering operations.  The reduction in bad debt expense from 2008 to 2009 was the result of a favorable adjustment in the reserve for uncollectible accounts in 2009 due to increased customer participation in programs assisting low-income customers in paying their bills, the recovery of CAP costs associated with the approval of the rate case settlement and a decrease in the commodity component of residential tariff rates.  The Company will continue to closely monitor its collections rates and adjust its reserve for uncollectible accounts as necessary.  These decreases in operating expenses were partially offset by an increase in incentive compensation costs.

Nine months ended September 30, 2009

vs. Nine months ended September 30, 2008

Distribution’s operating income totaled $56.4 million for the nine months ended September 30, 2009 compared to $38.2 million for the nine months ended September 30, 2008.  The $18.2 million increase in operating income was due to an increase in base rates as well as lower operating expenses.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net operating revenues were $128.1 million for the nine months ended September 30, 2009 compared to $118.6 million for the same period in 2008.  The $9.5 million increase in net operating revenues was primarily the result of the approval of the Company’s base rate increase in late February 2009.  Net revenues from residential customers increased $5.3 million primarily as a result of an increase in base rates.  Off-system and energy services net operating revenues increased $3.2 million due to higher revenues from gathering activities resulting primarily from increased rates.  Commercial and industrial net revenues increased $1.0 million due to higher base rates as well as increased volumes primarily from an increase in usage by one industrial customer.  These high volume industrial sales have low margins and did not significantly impact total net operating revenues.  A decrease in gas costs associated with asset optimization transactions and a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $71.6 million for the nine months ended September 30, 2009 compared to $80.4 million for the nine months ended September 30, 2008.  The $8.8 million decrease in operating expenses was primarily the result of lower bad debt, general overhead and labor and fringe benefit expenses in 2009 and the holding company reorganization costs that were incurred in the second quarter of 2008.  These decreases were partially offset by an increase in incentive compensation costs and an increase in DD&A due to a decrease in estimated service lives resulting from a 2008 asset service life study.

OUTLOOK

Distribution will continue to execute its strategy of earning a competitive return on its asset base through regulatory mechanisms and operational efficiency.  Distribution is focused on enhancing the value of its existing assets by improving the efficiency of its workforce through superior work management, establishing a reputation for excellent customer service, effectively managing its capital spending and continuing to leverage technology throughout its operations.  Distribution will also seek out growth opportunities for the sale of natural gas through new outlets such as natural gas vehicles while promoting customer conservation and efficiency.

INCOME TAXES AND INTEREST EXPENSE

Income Taxes

During the third quarter of 2009, the Company increased its estimated annual effective income tax rate from 39.1% to 40.9%.  The 1.8% increase in the estimated annual effective income tax rate resulted in approximately $3.0 million of additional tax expense for the period and an effective tax rate of 70.9% for the three months ended September 30, 2009 compared to a 36.7% effective tax rate for the same period a year ago.  The increase in the effective tax rate was primarily the result of nondeductible compensation expense recognized in the quarter.

The effective tax rate for the nine months ended September 30, 2009 was 40.9% compared to 37.0% for the nine months ended September 30, 2008.  The higher effective tax rate in 2009 is primarily the result of nondeductible compensation expense and a West Virginia law change that created a discrete benefit in the first quarter of 2008.

Interest Expense

Interest expense for the three and ninth months ended September 30, 2009 was $32.4 million and $78.1 million, respectively compared to $13.0 million and $41.0 million, respectively, for the same periods a year ago.  This increase is primarily the result of the Company’s second quarter 2009 public offering of $700 million Senior Notes and the Company’s March 2008 public offering of $500 million Senior Notes.  The Company used the proceeds from the public offerings primarily to repay the short-term borrowings and to fund its capital program.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash during the first nine months of 2009 were proceeds from a public offering of Senior Notes and cash flows from operating activities.  The Company used the proceeds from the public offering primarily to repay the short-term borrowings and to fund its capital spending program.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities

The Company’s net cash provided by operating activities during the nine months ended September 30, 2009 was $552.6 million compared to $326.9 million for the same period of 2008.  The increase in cash flows provided by operating activities was primarily attributable to the following:

•                  a decrease in accounts payable of $213.2 million in 2009 compared to a decrease in accounts payable of $10.6 million in 2008.  The additional decrease in accounts payable during the first nine months of 2009 compared to the same period of 2008 was due to decreases in capital spending and gas prices and to the timing of  expenditures;

•                  a decrease in accounts receivable and unbilled revenues of $176.1 million in 2009 compared to a decrease in accounts receivable and unbilled revenues of $66.6 million in 2008.  The additional decrease in accounts receivable and unbilled revenues during the first nine months of 2009 compared to the same period of 2008 was primarily due to a decrease in gas prices;

•                  a decrease in inventory of $60.5 million in 2009 compared to an increase in inventory of $57.5 million in 2008.  The net decrease in inventory during the first nine months of 2009 compared to the same period of 2008 was due to a decrease in gas prices on gas stored by EQT Midstream and by Distribution;

•                  an income tax refund of $99.5 million received from the IRS in the second quarter 2009 relating to the 2008 net operating loss carryback claim that was filed with the IRS on March 3, 2009;

•                  a $7.4 million decrease in cash required for margin deposits on the Company’s natural gas hedge agreements during the first nine months of 2009 compared to a $24.7 million increase in cash required for margin deposits during the first nine months of 2008.  The net decrease in margin deposit requirements during the first nine months of 2009 was primarily the result of a decrease in natural gas prices over the period.

Investing Activities

Net cash used in investing activities totaled $645.5 million for the first nine months of 2009 compared to $985.8 million for the same period a year ago.  The decrease in capital expenditures was primarily the result of the completion of the Big Sandy Pipeline and the Kentucky Hydrocarbon processing plant upgrade at EQT Midstream during 2008 and the Company’s 2009 focus on drilling where midstream capacity has already been built.

Capital expenditures primarily consist of amounts related to the Company’s drilling and development operations and midstream pipeline and compression projects.  Capital expenditures for EQT Production operations totaled $144.5 million and $250.1 million during the third quarters of 2009 and 2008, respectively.  The $105.6 million decrease in capital expenditures is primarily the result of reduced lease acquisitions of $68.7 million and a reduction in drilling and development material costs in the third quarter 2009 as compared to the third quarter 2008.

Capital expenditures for drilling and development totaled $446.8 million and $492.9 million during the first nine months of 2009 and 2008, respectively.  The Company drilled 518 gross (381 net) wells in the first nine months of 2009, including 271 horizontal wells comprised of 27 horizontal Marcellus wells, 219 horizontal Huron shale wells, 19 horizontal Berea wells and 6 horizontal wells targeting other formations, compared to 521 gross (413 net) wells in the first nine months of 2008, including 4 horizontal Marcellus wells, 271 horizontal Huron shale wells, and 15 horizontal Berea wells.

Capital expenditures at EQT Midstream totaled $39.8 million for the third quarter of 2009, which included $23.4 million for pipeline and compression.  During the third quarter of 2008, capital expenditures at EQT Midstream totaled $184.9 million, including $128.1 million for pipeline and compression and $28.0 million for the Ranger Liquids Line.

Capital expenditures for the EQT Midstream operations totaled $155.3 million in the first nine months of 2009 and included the addition of 217 miles of pipe and 18,850 horse power of compression.  During the first nine months of 2008, Midstream capital costs associated with expenditures were $432.5 million and included costs associated with

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Big Sandy Pipeline and the Kentucky Hydrocarbon processing plant upgrade, both of which were completed in 2008.

Capital expenditures at Distribution totaled $25.3 million for the first nine months of 2009 compared to $32.2 million for the same period of 2008 principally for pipeline replacement and metering.  The decrease in capital expenditures was due to reduced gathering-related infrastructure spending in 2009 as compared to 2008.

The Company remains committed to profitably expanding its reserves and production through horizontal drilling, exploiting additional reserve potential through key emerging plays and expanding its infrastructure in the Appalachian Basin.  Given the current economic and capital market conditions, the Company committed to a reduced capital spending plan for 2009 as compared to 2008.  The Company continues to monitor economic and capital market conditions when establishing capital spending levels.

Financing Activities

Net cash provided by financing activities was $285.4 million for the first nine months of 2009 compared to net cash provided during the same period in 2008 of $587.8 million.  In the first nine months of 2009, the Company received $700 million from the public sale of 8.125% Senior Notes due June 1, 2019.  By comparison, in the first nine months of 2008, the Company received $560.7 million from the public sales of 8.625 million shares of common stock and $500 million from the public sale of 6.50% Senior Notes due April 1, 2018.  A portion of the 2009 and 2008 debt offerings were used to repay short-term borrowings under the Company’s revolving credit facility during the periods.  The Company repaid $320.0 million in short-term borrowings during the first nine months of 2009 and $356.0 million in short-term borrowings during the same period in 2008.  The Company repaid $2.0 million in long-term borrowings during the third quarter of 2009.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at September 30, 2009.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

	Senior	Short-Term
Rating Service	Notes	Rating
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-2
Fitch Ratings	BBB+	F-2

On September 28, 2009, S&P reaffirmed its ratings and stable outlook for the Company.

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

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant.  If the credit rating agencies downgrade the Company’s ratings, particularly below investment grade, the Company’s access to the capital markets may be limited, borrowing costs and margin deposits would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The Company’s required margin deposits are subject to significant change as a result of factors other than credit rating such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations, and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of September 30, 2009, the Company was in compliance with all existing debt provisions and covenants.

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

The approximate volumes and prices of the Company’s total hedge position for 2009 through 2011 production are:

	2009**	2010	2011
Swaps
Total Volume (Bcf)	9	23	19
Average Price per Mcf (NYMEX)*	$5.91	$5.12	$5.10

Puts
Total Volume (Bcf)	–	3	3
Average Floor Price per Mcf (NYMEX)*	$–	$7.35	$7.35

Collars
Total Volume (Bcf)	6	17	14
Average Floor Price per Mcf (NYMEX)*	$7.34	$7.28	$7.11
Average Cap Price per Mcf (NYMEX)*	$13.68	$14.05	$14.12

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**October through December

The Company’s current hedge position extends through 2015 and provides price protection for approximately 60% of expected natural gas production sales volumes in 2009 and greater than 40% of expected natural gas production sales volumes through 2011. The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.01 per diluted share for 2009 and approximately $0.04 per diluted share per year for 2010 and 2011.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

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

In the ordinary course of business, various other legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for pending matters, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Dividend

On October 21, 2009, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable December 1, 2009, to shareholders of record on November 6, 2009.

Other Events

During the third quarter of 2009, the Company completed the relocation of its corporate headquarters and other operations to downtown Pittsburgh.  As a result of the relocation, the Company recorded impairment expense of $4.0 million as selling, general and administrative expense in the Statements of Consolidated Income.

On May 15, 2009, the Company completed a public offering of $700 million in aggregate principal amount of 8.125% Senior Notes (Senior Notes) due June 1, 2019.  The proceeds from the offering were used to repay short-term borrowings under the Company’s revolving credit facility and will fund part of the Company’s 2009 capital program.  The indenture governing the Senior Notes contains covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Company’s assets.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2009.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  The Company’s overall objective in its hedging program is to ensure an adequate level of return for the well development and infrastructure investment at EQT Production and EQT Midstream.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of September 30, 2009, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 159.4 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.  The following sensitivity analysis estimates the potential effect on fair value or future earnings from derivative commodity instruments due to a 10% increase and a 10% decrease in commodity prices.  A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2009 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $75.9 million.  A hypothetical increase of 10% in the market price of natural gas from the September 30, 2009 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $73.0 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2009.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

The Company utilizes various processes and analysis to monitor and evaluate its credit risk exposures.  This includes closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company enters transactions with financial counterparties that are of investment grade, enters into netting agreements whenever possible and may obtain collateral or other security.

Approximately 54%, or $141.5 million, of OTC derivative contracts outstanding at September 30, 2009 have a positive fair value.  As of September 30, 2009, all outstanding derivative contracts are with counterparties having an S&P rating of A- or above.

In September 2008, the credit support provider of one counterparty (Lehman Brothers Holding, Inc.) declared bankruptcy resulting in a default under various derivative contracts with the Company.  As a result, those contracts were terminated and a reserve of approximately $5.0 million was recorded against the entire balance due to the Company.  There is no additional income statement exposure to Lehman Brothers Holding, Inc. beyond the reserve recorded in 2008.  As of September 30, 2009, the Company was not in default under any derivative contracts and has no knowledge of default by any other counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

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

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any

EQT Corporation and Subsidiaries

borrowings by the Company.  Lehman Brothers Bank, FSB (Lehman) is one of the 15 financial institutions in the syndicate and has committed to make loans not exceeding $95 million under the facility.  Lehman has failed to fund its portion of all recent borrowings by the Company which effectively reduces the total amount available under the facility to $1,405 million.  As of September 30, 2009, the Company had no outstanding short-term borrowings under the facility and a $24.4 million outstanding irrevocable standby letter of credit.  No one lender of the 15 financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure if further problems or consolidation occur in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the claim disclosed above, in the ordinary course of business various other legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for other pending matters, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any other matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Item 1A.  Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred in the three months ended September 30, 2009.

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (b)

July 2009 (July 1 – July 31)	3,079	$ 34.01	–	8,385,400

August 2009 (August 1 – August 31)	2,686	$ 39.32	–	8,385,400

September 2009 (September 1 – September 30)	3,685	$ 41.27	–	8,385,400

Total	9,450		–

(a)	Comprised solely of Company-directed purchases made by the Company’s 401(k) plans.

(b)

EQT’s Board of Directors previously authorized a share repurchase program with a maximum of 50.0 million shares and no expiration date.  The program was initially publicly announced on October 7, 1998 with subsequent amendments announced on November 12, 1999, July 20, 2000, April 15, 2004 and July 13, 2005.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

10.1	Form of Participant Award Agreement (Phantom Stock Unit Award)

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File*

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: October 29, 2009

INDEX TO EXHIBITS

Exhibit #	Document Description	Incorporated by Reference

10.1	Form of Participant Award Agreement (Phantom Stock Unit Award)	Filed herewith as Exhibit 10.1

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101