Form 10-Q
period 2010-06-30
EQT Corp
filed 2010-07-29
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of June 30, 2010, 149,128,747 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands, except per share amounts)
Operating revenues	$257,515	$238,040	$694,155	$707,443

Operating expenses:
Purchased gas costs	15,969	34,591	129,931	243,598
Operation and maintenance	35,567	34,892	69,906	66,482
Production	16,739	14,860	33,539	29,880
Exploration	1,078	4,414	2,413	7,725
Selling, general and administrative	44,416	35,581	83,628	65,331
Depreciation, depletion and amortization	65,217	46,188	127,096	90,777
Total operating expenses	178,986	170,526	446,513	503,793

Operating income	78,529	67,514	247,642	203,650
Other income	153	698	680	1,288
Equity in earnings of nonconsolidated investments	2,420	1,610	4,947	2,732
Interest expense	34,080	26,460	68,214	45,703

Income before income taxes	47,022	43,362	185,055	161,967
Income taxes	17,022	16,717	66,990	63,329
Net income	$30,000	$26,645	$118,065	$98,638

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	147,575	130,830	140,440	130,784
Net income	$0.20	$0.20	$0.84	$0.75
Diluted:
Weighted average common shares outstanding	148,289	131,443	141,270	131,421
Net income	$0.20	$0.20	$0.84	$0.75
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$118,065	$98,638
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	4,061	(1,007)
Depreciation, depletion, and amortization	127,096	90,777
Other income	(71)	(1,288)
Equity in earnings of nonconsolidated investments	(4,947)	(2,732)
Equity award expense	6,752	3,553
Deferred income taxes	66,431	82,878
Decrease in inventory	38,918	98,711
Decrease in accounts receivable and unbilled revenues	70,680	148,871
(Increase) decrease in margin deposits	(8,981)	1,119
(Decrease) increase in accounts payable	(53,527)	(181,694)
Change in derivative instruments at fair value, net	5,135	49,703
Changes in other assets and liabilities	106,967	80,916
Net cash provided by operating activities	476,579	468,445

Cash flows from investing activities:
Capital expenditures	(522,860)	(439,348)
Capital contributions to Nora Gathering, LLC	–	(6,511)
Investment in available-for-sale securities	(750)	(3,000)
Net cash used in investing activities	(523,610)	(448,859)

Cash flows from financing activities:
Dividends paid	(61,589)	(57,675)
Proceeds from issuance of common stock	537,239	–
Proceeds from issuance of long-term debt	–	700,000
Debt issuance costs	–	(6,874)
Decrease in short-term loans	(5,000)	(319,917)
Proceeds from exercises under employee compensation plans	1,982	225
Net cash provided by financing activities	472,632	315,759

Net increase in cash and cash equivalents	425,601	335,345
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$425,601	$335,345

Cash paid (received) during the period for:
Interest, net of amount capitalized	$68,214	$38,714
Income taxes, net of refund	$(124,266)	$(103,317)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$425,601	$–
Accounts receivable (less accumulated provision for doubtful accounts: June 30, 2010, $18,895; December 31, 2009, $16,792)	112,230	155,574
Unbilled revenues	6,903	38,300
Inventory	144,039	182,957
Derivative instruments, at fair value	187,494	163,879
Prepaid expenses and other	10,387	154,456
Total current assets	886,654	695,166

Equity in nonconsolidated investments	186,670	181,866

Property, plant and equipment	7,219,996	6,478,486
Less: accumulated depreciation and depletion	1,678,563	1,563,755
Net property, plant and equipment	5,541,433	4,914,731

Investments, available-for-sale	34,975	36,156
Regulatory assets	96,356	99,144
Other assets	27,947	30,194
Total assets	$6,774,035	$5,957,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	$–	$5,000
Accounts payable	195,460	248,987
Derivative instruments, at fair value	108,243	132,518
Other current liabilities	176,074	226,169
Total current liabilities	479,777	612,674

Long-term debt	1,949,200	1,949,200
Deferred income taxes and investment tax credits	1,124,733	1,039,473
Unrecognized tax benefits	53,948	56,621
Pension and other post-retirement benefits	46,127	47,615
Other credits	113,154	100,644
Total liabilities	3,766,939	3,806,227

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued: June 30, 2010, 175,685; December 31, 2009, 157,630	1,716,848	952,237
Treasury stock, shares at cost: June 30, 2010, 26,556; December 31, 2009, 26,699	(479,523)	(482,125)
Retained earnings	1,751,835	1,695,358
Accumulated other comprehensive income (loss)	17,936	(14,440)
Total common stockholders’ equity	3,007,096	2,151,030
Total liabilities and stockholders’ equity	$6,774,035	$5,957,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2010, and the results of its operations and cash flows for the three and six month periods ended June 30, 2010 and 2009.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 of this document.

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues from external customers:	(Thousands)
EQT Production	$100,955	$89,885	$229,945	$187,648
EQT Midstream	168,074	119,500	353,539	242,874
Distribution	63,349	78,094	285,604	371,266
Less: intersegment revenues (a)	(74,863)	(49,439)	(174,933)	(94,345)
Total	$257,515	$238,040	$694,155	$707,443
Operating income:
EQT Production	$23,777	$33,648	$82,270	$78,065
EQT Midstream	58,966	32,802	126,281	81,782
Distribution	4,290	9,353	51,709	53,205
Unallocated expenses (b)	(8,504)	(8,289)	(12,618)	(9,402)
Total	$78,529	$67,514	$247,642	$203,650

Reconciliation of operating income to net income:

Other income:
EQT Midstream	$64	$355	$259	$905
Distribution	89	343	421	383
Total	$153	$698	$680	$1,288

Equity in earnings of nonconsolidated investments:
EQT Production	$13	$11	$55	$47
EQT Midstream	2,401	1,595	4,865	2,662
Unallocated	6	4	27	23
Total	$2,420	$1,610	$4,947	$2,732

Interest expense	34,080	26,460	68,214	45,703
Income taxes	17,022	16,717	66,990	63,329
Net income	$30,000	$26,645	$118,065	$98,638

	June 30,	December 31,
	2010	2009
	(Thousands)
Segment Assets:
EQT Production	$3,528,028	$2,931,053
EQT Midstream	1,979,911	1,984,525
Distribution	781,861	860,222
Total operating segments	6,289,800	5,775,800
Headquarters assets, including cash and short-term investments	484,235	181,457
Total assets	$6,774,035	$5,957,257

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$43,468	$27,435	$84,378	$53,868
EQT Midstream	15,611	12,787	30,535	25,025
Distribution	6,016	5,486	12,010	10,924
Other	122	480	173	960
Total	$65,217	$46,188	$127,096	$90,777

Expenditures for segment assets:
EQT Production (c)	$252,969	$164,880	$431,384	$302,316
EQT Midstream (c)	44,293	53,344	78,980	115,517
Distribution	7,750	8,717	11,725	15,493
Other	321	4,692	771	6,022
Total	$305,333	$231,633	$522,860	$439,348

(a)          Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and Distribution.

(b)         Unallocated expenses primarily consist of certain incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

(c)          Expenditures for segment assets for 2010 includes $29.5 million in cash and excludes approximately $230.7 million of EQT stock issued for the acquisition of additional Marcellus Shale acreage in the second quarter of 2010.

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

Exchange-traded instruments are generally settled with offsetting positions.  Over the counter (OTC) arrangements require settlement in cash.  Cash settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Statements of Condensed Consolidated Cash Flows.

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

The current hedge position extends through 2015 and provides price protection for approximately 35%, 25% and 10% of expected produced natural gas sales volumes in 2010, 2011 and 2012, respectively.  See “Commodity Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s hedged position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(Thousands)
Derivatives designated as hedging instruments
Amount of (loss) gain recognized in other comprehensive income (OCI) (effective portion), net of tax	$(16,293)	$(1,532)	$61,226	$142,010
Amount of gain reclassified from accumulated OCI into income (effective portion), net of tax (a)	14,111	23,222	28,218	80,956
Amount of (loss) gain recognized in income (ineffective portion) (b)	(2,414)	720	(613)	(5,338)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in income	$212	$126	$89	$(27)

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2010	December 31, 2009
	(Thousands)
Asset derivatives
Derivatives designated as hedging instruments	$112,663	$111,375
Derivatives not designated as hedging instruments	74,831	52,504
Total asset derivatives	$187,494	$163,879

Liability derivatives
Derivatives designated as hedging instruments	$17,694	$61,179
Derivatives not designated as hedging instruments	90,549	71,339
Total liability derivatives	$108,243	$132,518

(a)  Includes $0 and $2.6 million for the three and six month periods ended June 30, 2010 of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  Includes $0.1 million and $8.1 million for the three and six month periods ended June 30, 2009 of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b)  No amounts have been excluded from effectiveness testing.

The net fair value of derivative instruments changed during the first six months of 2010 primarily as a result of a decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 168 Bcf and 172 Bcf as of June 30, 2010 and December 31, 2009, respectively, and are primarily related to natural gas swaps and collars.  The open positions at June 30, 2010 had maturities extending through December 2015.

The Company had net deferred gains of $48.6 million and $15.6 million in accumulated other comprehensive income (loss), net of tax, as of June 30, 2010 and December 31, 2009, respectively, associated with the effective portion of the change in fair value of its derivative instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $21.4 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income (loss), net of tax, as of June 30, 2010 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value.  The Company believes that New York Mercantile Exchange (NYMEX) traded future contracts have minimal credit risk because the Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members.  The Company’s swap, collar and option derivative instruments are primarily with financial institutions and thus are subject to events that would impact those companies individually as well as that industry as a whole.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a receivable in the Condensed Consolidated Balance Sheets.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received.   The Company had no such deposits in its Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, respectively.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $2.1 million as of June 30, 2010 and a current liability of $6.9 million as of December 31, 2009 for such deposits in its Condensed Consolidated Balance Sheets.

Certain of the Company’s derivative instrument contracts provide that if one or more of the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of June 30, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $20.2 million, for which the Company had no collateral posted on June 30, 2010.  If the Company’s credit rating had been downgraded below investment grade on June 30, 2010, the Company would have been required to post additional collateral of $13.9 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  The Company’s long-term corporate credit rating was BBB by Standard & Poor’s Rating Services (S&P), Baa1 by Moody’s Investor Services (Moody’s) and BBB+ by Fitch Ratings Service (Fitch) at June 30, 2010. In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Fitch and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

D.        Investments, Available-For-Sale

As of June 30, 2010, the investments classified by the Company as available-for-sale consist of $35.0 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.

	June 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$23,142	$3,098	$–	$26,240
Bond funds	7,801	934	–	8,735
Total investments	$30,943	$4,032	$–	$34,975

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

During the six month periods ended June 30, 2010 and 2009, the Company purchased additional securities with a cost basis totaling $0.8 million and $3.0 million, respectively.

E.         Fair Value Measurements

The Company has an established process for determining fair value for its financial instruments, principally derivative commodity instruments and available-for-sale investments.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and  nonperformance risk.  Nonperformance risk considers, among other things, the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

rating and the yield of a risk free instrument.  The Company also considers credit default swaps rates where applicable.

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

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$34,975	$34,975	$–	$–
Derivative instruments, at fair value	187,494	5,887	81,305	100,302
Total assets	$222,469	$40,862	$81,305	$100,302

Liabilities
Derivative instruments, at fair value	$108,243	$7,038	$100,461	$744
Total liabilities	$108,243	$7,038	$100,461	$744

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2010	$88,570
Total gains or losses:
Included in earnings	(9)
Included in other comprehensive income	36,254
Purchases, issuances, and settlements	(25,257)
Transfers in and/or out of Level 3	–
Balance at June 30, 2010	99,558

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2010	–

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.  All gains or losses included in earnings related to available-for-sale securities are included in other income.

F.             Comprehensive (Loss) Income

Total comprehensive (loss) income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Thousands)
Net income	$30,000	$26,645	$118,065	$98,638
Other comprehensive (loss) income:
Net change in cash flow hedges	(30,374)	(24,724)	33,069	61,113
Unrealized (loss) gain on investments, available-for-sale	(2,354)	2,454	(1,499)	851
Pension and other post-retirement benefit plans:	403	388	806	776
Total comprehensive (loss) income	$(2,325)	$4,763	$150,441	$161,378

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 30,	December 31,
	2010	2009
	(Thousands)
Net unrealized gain from hedging transactions	$48,366	$15,297
Unrealized gain on available-for-sale securities	2,591	4,090
Pension and other post-retirement benefits adjustment	(33,021)	(33,827)
Accumulated other comprehensive income (loss)	$17,936	$(14,440)

G.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  The effective tax rate is further adjusted for non-recurring discrete items. Refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.  Separate effective income tax rates are calculated

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

for net income from continuing operations and any other separately reported net income items, such as discontinued operations.

The Company’s effective income tax rate for the six months ending June 30, 2010 was 36.2%.  The Company currently estimates the annual effective income tax rate to be approximately 36.2%.  The estimated annual effective income tax rate as of June 30, 2009 was 39.1%.  The decrease in the expected annual effective tax rate from 2009 is primarily the result of a decrease in limitations imposed on certain state tax losses and the impact of certain nondeductible expenses in 2009.  In addition, carrying 2009 losses back to receive a cash refund of taxes paid in prior years resulted in the loss of certain prior year deductions, thereby increasing the overall 2009 rate.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the six months ended June 30, 2010.

The Internal Revenue Service (IRS) has completed its audit and review of the Company’s federal income tax filings through 2005. The only unresolved issue in such prior periods relates to research and experimentation tax credits of $3.8 million claimed by the Company for years 2001 through 2005. This issue is currently under review at the Appeals Division of the IRS.  The IRS commenced its audit and review of the Company’s federal income tax filings for the 2006 through 2009 years during the second quarter of 2010.  The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions claimed during the periods to be reviewed.

The Worker, Homeownership and Business Assistance Act of 2009 extended the applicability of the tax net operating loss carryback provision from 2 years to 5 years for either the 2008 or 2009 tax year.  The Company elected to carryback its 2009 tax operating loss under this new law and received a refund of $121.5 million from the IRS during the first quarter of 2010.  EQT also received a refund of $115.2 million, primarily in the second quarter of 2009 from the IRS relating to the 2008 net operating loss carryback.  These net operating losses were primarily generated from intangible drilling costs (IDC) for the Company’s drilling program that are deducted currently for tax purposes and from accelerated tax depreciation for expansion of the Company’s midstream business.

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

The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.   As previously disclosed, Lehman Brothers Bank, FSB (now known as Aurora Bank, FSB (Aurora)) was one of the original financial institutions in the syndicate, had committed to make loans not exceeding $95 million under the facility and had failed to fund its portion of all borrowings by the Company since late 2008.  Effective July 28, 2010, Aurora assigned its commitment under the credit facility to US Bank National Association.

The Company is not required to maintain compensating bank balances.  The Company’s long-term corporate credit rating, as determined by S&P, Moody’s or Fitch, on the Company’s non-credit-enhanced, senior unsecured long-term debt, determine the level of fees associated with its lines of credit in addition to the interest rate charged by the counterparties on any amounts borrowed against the lines of credit; the lower the Company’s long-term corporate credit rating, the higher the level of fees and borrowing rate.

As of June 30, 2010, the Company had no loans outstanding under the revolving credit facility. An irrevocable standby letter of credit of $23.9 million was outstanding at June 30, 2010.  As of December 31, 2009, the Company had outstanding short-term loans under the revolving credit facility of $5.0 million and an irrevocable standby letter of credit of $24.4 million.  Commitment fees averaging approximately one-twelfth of one percent in 2010 and 2009 were paid to maintain credit availability under the revolving credit facility.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The weighted average interest rate for short-term loans outstanding as of December 31, 2009 was 0.51% per annum.  The maximum amount of outstanding short-term loans at any time during the six months ended June 30, 2010 and 2009 was $139.7 million and $491.7 million, respectively.  The average daily balance of short-term loans outstanding during the six months ended June 30, 2010 and 2009 was approximately $26.6 million and $235.5 million at weighted average annual interest rates of 0.86% and 0.87%, respectively.

I.          Long-Term Debt

	June 30,	December 31,
	2010	2009
	(Thousands)
5.15% notes, due November 15, 2012	$200,000	$200,000
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due June 1, 2019	700,000	700,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
8.5% to 9.0% Series A, due 2011 thru 2021	46,200	46,200
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
7.6% Series C, due 2018	8,000	8,000
	1,949,200	1,949,200
Less debt payable within one year	–	–
Total long-term debt	$1,949,200	$1,949,200

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

The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 was approximately $2 billion and $2. billion, respectively.  The fair value was estimated using the Company’s established fair value methodology based on discounted values using a current discount rate reflective of the remaining maturity.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

L.        Acquisitions

During the second quarter of 2010, the Company acquired approximately 48,000 net acres in the Marcellus Shale from a group of private operators and landowners. The acreage is located primarily in Cameron, Clearfield, Elk and Jefferson counties in Pennsylvania. The Company paid $260.2 million for these assets, approximately 90% in EQT stock ($230.7 million) and approximately 10% in cash ($29.5 million). Following the closing of the acquisition, the Company holds approximately 500,000 net acres in the high pressure Marcellus Shale fairway.

M.       Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share totaled 713,125 and 612,832 for the three months ended June 30, 2010 and June 30, 2009, respectively, and 830,212 and 636,616 for the six months ended June 30, 2010 and June 30, 2009, respectively.  Options to purchase common stock not included within potentially dilutive securities totaled 1,237,425 and 976,473 for the three months ended June 30, 2010 and June 30, 2009, respectively, and 1,237,425 and 977,127 for the six months ended June 30, 2010 and June 30, 2009, respectively.

N.       Other Events

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

O.        Subsequent Events

The Company has evaluated subsequent events through the date of financial statement issuance.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs (including the Equitrans Marcellus Expansion Project) and technology, the timing of signing and the terms of the natural gas processing and  natural gas liquid infrastructure joint venture, the timing of construction of public-access natural gas refueling stations, production and sales volumes, revenue projections, reserves, unit costs, capital expenditures, financing requirements, hedging strategy and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009.

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

CORPORATE OVERVIEW

Three Months Ended June 30, 2010

vs. Three Months Ended June 30, 2009

EQT Corporation’s consolidated net income for the three months ended June 30, 2010 totaled $30.0 million, or $0.20 per diluted share, compared to $26.6 million, or $0.20 per diluted share, reported for the same period a year ago. Several factors contributed to the increase in net income between periods.  The Company was favorably impacted by increased produced natural gas sales volumes, increased sales prices for NGLs and higher gathering revenues.  These favorable revenue variances were partially offset by increased depreciation, depletion and amortization resulting from the Company’s investment in natural gas producing properties, increased production and increased midstream infrastructure, lower average well-head sales prices due to lower realized hedge prices and lower hedged volumes and increased interest expense resulting from the Company’s investment in natural gas production.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2010

vs. Six Months Ended June 30, 2009

EQT Corporation’s consolidated net income for the six months ended June 30, 2010 totaled $118.1 million, or $0.84 per diluted share, compared to $98.6 million, or $0.75 per diluted share, reported for the same period a year ago.  Several factors contributed to the increase in net income between periods.  The Company was favorably impacted by increased produced natural gas sales volumes, increased sales prices for NGLs, higher gathering revenues, base rate increases for residential customers in the distribution business and reduced exploration expenses.  The impact of the favorable increase in produced natural sales volumes was partially offset by lower average well-head sales prices for natural gas as a result of hedging activities. The Company’s continued investment in its oil and gas producing properties and midstream infrastructure resulted in higher depreciation, depletion and amortization and interest charges. Operating expenses also increased, consistent with the growth of the business.

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

EQT PRODUCTION

OVERVIEW

EQT Production’s strategy is to maximize value by profitably developing the Company’s extensive acreage position through organic growth enabled by a low cost structure.  The Company is focused on continuing its significant organic reserve and production growth through its drilling program and believes that it is a technological leader in drilling in low pressure shale.  The Company drilled 272 gross (228 net) wells in the first six months of 2010, including 205 horizontal wells comprised of 143 horizontal Huron/Berea wells and 62 horizontal Marcellus Shale wells. In the comparable six months in 2009, the Company drilled 304 gross (221 net) wells, including 147 horizontal wells, comprised of 136 horizontal Huron/Berea wells and 11 horizontal Marcellus Shale wells.  See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for details regarding the Company’s capital expenditures for drilling and development.

During the second quarter of 2010, the Company acquired approximately 48,000 net acres in the Marcellus Shale from a group of private operators and landowners.  The acreage is located primarily in Cameron, Clearfield, Elk and Jefferson counties in Pennsylvania.  EQT paid $260.2 million for these assets, approximately 90% in EQT stock and approximately 10% in cash.  Following the closing of the acquisition, the Company holds approximately 500,000 net acres in the high pressure Marcellus Shale fairway.

EQT Production’s operating revenues for the second quarter of 2010 increased 12% compared to 2009 as a result of significantly increased sales of produced natural gas partially offset by lower average well-head sales prices.  Sales of produced natural gas increased 31% from the second quarter of 2009 to the second quarter of 2010.  The increase was primarily the result of increased production from the 2009 and 2010 drilling programs.  The average well-head sales price decreased 14% due to a lower realized hedge price and lower hedged gas sales compared to 2009, partially offset by a 17% increase in the average NYMEX price.

Second quarter operating expenses at EQT Production in 2010 included an increase in the Company’s depletion expense as a result of higher depletion rates attributable to the significant on-going well development program and increased production volumes.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT PRODUCTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%	2010	2009	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	32,789	25,505	28.6	64,186	49,983	28.4
Company usage, line loss (MMcfe)	(874)	(1,139)	(23.3)	(2,271)	(2,641)	(14.0)
Total sales volumes (MMcfe)	31,915	24,366	31.0	61,915	47,342	30.8

Average (well-head) sales price ($/Mcfe) (a)	$3.10	$3.59	(13.6)	$3.64	$3.87	(5.9)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.26	$0.28	(7.1)	$0.25	$0.26	(3.8)
Production taxes ($/Mcfe)	$0.22	$0.29	(24.1)	$0.24	$0.32	(25.0)
Production depletion ($/Mcfe)	$1.27	$1.03	23.3	$1.25	$1.03	21.4

Production depletion	$41,527	$26,226	58.3	$80,504	$51,431	56.5
Other depreciation, depletion and amortization (DD&A)	1,941	1,209	60.5	3,874	2,437	59.0
Total DD&A	$43,468	$27,435	58.4	$84,378	$53,868	56.6

Capital expenditures (thousands) (b)	$483,656	$164,880	193.3	$662,071	$302,316	119.0

FINANCIAL DATA (Thousands)

Total operating revenues	$100,955	$89,885	12.3	$229,945	$187,648	22.5

Operating expenses:
LOE, excluding production taxes	8,397	7,170	17.1	16,200	13,212	22.6
Production taxes	7,314	7,326	(0.2)	15,383	16,150	(4.7)
Exploration expense	1,078	4,414	(75.6)	2,413	7,725	(68.8)
Selling, general and administrative (SG&A)	16,921	9,892	71.1	29,301	18,628	57.3
DD&A	43,468	27,435	58.4	84,378	53,868	56.6
Total operating expenses	77,178	56,237	37.2	147,675	109,583	34.8
Operating income	$23,777	$33,648	(29.3)	$82,270	$78,065	5.4

(a)    Average (well-head) sales price is calculated as market price adjusted for hedging activities less deductions for gathering, processing, transmission and NGL revenues included in EQT Midstream revenues. These deductions totaled $2.39 and $1.98 per Mcfe for the three months ended June 30, 2010 and 2009, respectively, and $2.40 and $1.94 per Mcfe for the six months ended June 30, 2010 and June 30, 2009, respectively.

(b)   Capital expenditures for the three and six month periods ended June 30, 2010 and 2009 include $278.8 million and $2.1 million, respectively, for undeveloped property acquisitions, primarily within the Marcellus play. This amount includes $230.7 million of undeveloped property which was acquired with EQT stock in the second quarter of 2010.

Three Months Ended June 30, 2010

vs. Three Months Ended June 30, 2009

EQT Production’s operating income decreased $9.9 million to $23.8 million for the three months ended June 30, 2010 compared to the second quarter 2009.  This decrease in operating income was primarily the result of higher DD&A, a decrease in the average well-head sales price, and higher SG&A expenses partially offset by a 31% increase in sales of produced natural gas.

Total operating revenues were $101.0 million for the three months ended June 30, 2010 compared to $89.9 million for the three months ended June 30, 2009.  The $11.1 million increase in total operating revenues was primarily due to an increase in produced natural gas sales volumes partially offset by a 14% decrease in the average well-head sales price. The increase in produced natural gas sales volumes was the result of increased production from the 2009 and 2010 drilling programs, primarily in the Marcellus Shale and Huron/Berea plays. The increase in produced

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

natural gas sales volumes were partially offset by the normal production decline in the Company’s wells.  The $0.49 per Mcfe decrease in the average well-head sales price was primarily due to a lower realized hedge price, and lower hedged gas sales compared to 2009 partially offset by a 17% increase in the average NYMEX price.

Operating expenses totaled $77.2 million for the three months ended June 30, 2010 compared to $56.2 million for the three months ended June 30, 2009.  The increase in operating expenses was primarily the result of increases in DD&A, SG&A, and LOE, excluding production taxes. The increase in DD&A is primarily due to increases in the depletion unit rate ($7.9 million) and volumes ($7.2 million). The $0.24 per Mcfe increase in the depletion rate is primarily attributable to the increased investment in oil and gas producing properties.  The increase in SG&A was primarily due to a $4.5 million charge during the second quarter related to the buy-out of excess contractual capacity for the processing and disposal of salt water rendered unnecessary as a result of significantly improved drill site recycling procedures, as well as increases in hiring, relocation and personnel costs. The increase in LOE, excluding production taxes was mainly due to increased activity in the Marcellus Shale play.  These factors were partially offset by a decrease in exploration expense due to a reduction in geophysical  activity compared to the prior year.

Six Months Ended June 30, 2010

vs. Six Months Ended June 30, 2009

EQT Production’s operating income totaled $82.3 million for the six months ended June 30, 2010 compared to $78.1 million for the six months ended June 30, 2009.  The $4.2 million increase in operating income was primarily the result of an increase in sales of produced natural gas ($56.3 million) partially offset by higher DD&A, a decrease in the average well-head sales price ($13.7 million) and SG&A expenses.

Total operating revenues were $229.9 million for the six months ended June 30, 2010 compared to $187.6 million for the six months ended June 30, 2009.  The $42.3 million increase in total operating revenues was primarily due to a 31% increase in sales of produced natural gas partially offset by a 6% decrease in the average well-head sales price. The increase in produced natural gas sales volumes was the result of increased production from the 2009 and 2010 drilling programs, primarily in the Marcellus Shale and Huron/Berea plays. The $0.23 per Mcfe decrease in the average well-head sales price was primarily due to a lower realized hedge price and lower hedged gas sales partially offset by a 12% increase in the average NYMEX price.

Operating expenses totaled $147.7 million for the six months ended June 30, 2010 compared to $109.6 million for the six months ended June 30, 2009.  The increase in operating expenses was primarily the result of increased DD&A from increases in the depletion unit rate ($14.7 million) and volume ($14.1 million). The $0.22 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties. The increase in SG&A was primarily due to a $4.5 million charge related to the buy-out of excess contractual capacity for the processing and disposal of salt water as well as higher personnel costs and hiring and relocation costs and a favorable adjustment to the reserve for uncollectible accounts in the prior year.  The increase in LOE, excluding production taxes was primarily due to increased activity in the Marcellus Shale play in the current year.  These factors were partially offset by a decrease in exploration expense due to a reduction in geophysical activity compared to the prior year.

OUTLOOK

EQT Production’s business strategy is focused on organic growth of the Company’s natural gas reserves and sales volumes.  EQT Production’s strategy is primarily comprised of:

Expanding reserves and production through horizontal drilling in Pennsylvania, West Virginia and Kentucky. The Company is committed to expanding its production and developed reserves through cost-effective, technologically-advanced horizontal drilling in its existing plays. The Company will seek to maximize the value of its existing asset base by developing its large acreage position, which the Company believes holds significant production and reserve growth potential.  A substantial portion of the Company’s 2010 drilling efforts will be focused on drilling horizontal wells in shale formations in Pennsylvania, West Virginia and Kentucky.  The Company continues to focus on its highly successful horizontal air drilling program by drilling fractured horizontal single lateral wells, non-fractured horizontal multilateral wells, stacked horizontal wells and extended lateral wells. Additionally, based on favorable preliminary results, the Company is in the process of incorporating extended lateral wells into its preferred standard operating procedures for the Huron/Berea play.  The Company expects to access significantly more reserves through the extended lateral drilling procedures for less than a proportional amount of the development costs.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

OVERVIEW

EQT Midstream’s 2010 second quarter net operating revenues were 37% higher than the second quarter 2009 period.  This increase was primarily a result of increases in NGL sales prices, and higher gathering and processing volumes. Storage and marketing net operating revenues increased as a result of asset optimization activities.  O&M expense increased in conjunction with the overall growth of the business while DD&A increased primarily due to the investment in infrastructure during 2009.

During the quarter ended June 30, 2010, the Company and DCP Midstream Partners, and its sponsor, DCP Midstream, LLC (together, DCP), signed a non-binding letter of intent to create a natural gas processing and related natural gas liquid (NGL) infrastructure joint venture to serve EQT Production and third party producers in the Marcellus and Huron/Berea shale areas of the Appalachian basin.  The joint venture would pursue gas processing and related NGL infrastructure opportunities and would be the preferred processor for the Company’s wet gas in the Marcellus and Huron/Berea shale areas. The parties continue to negotiate the terms of the definitive documentation to the joint venture.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s capital expenditures for Midstream projects.

RESULTS OF OPERATIONS

EQT MIDSTREAM

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	2009	%	2010	2009	%
OPERATIONAL DATA

Gathered volumes (BBtu)	47,461	39,590	19.9	92,084	78,069	18.0
Average gathering fee ($/MMBtu)	$1.10	$1.04	5.8	$1.10	$1.04	5.8
Gathering and compression expense ($/MMBtu)	$0.39	$0.42	(7.1)	0.38	$0.41	(7.3)
NGLs sold (Mgal) (a)	36,515	32,514	12.3	69,729	59,888	16.4
Average NGL sales price ($/gal)	$1.07	$0.63	69.8	$1.11	$0.65	70.8
Transmission pipeline throughput (BBtu)	24,065	22,313	7.9	49,058	39,531	24.1

Net operating revenues (thousands):
Gathering	$51,029	$40,775	25.1	$99,763	$79,454	25.6
Processing	25,607	10,127	152.9	48,341	16,747	188.7
Transmission	18,007	17,735	1.5	39,560	37,545	5.4
Storage, marketing and other	16,726	12,574	33.0	40,553	40,021	1.3
Total net operating revenues	$111,369	$81,211	37.1	$228,217	$173,767	31.3

Capital expenditures (thousands)	$44,293	$53,344	(17.0)	$78,980	$115,517	(31.6)

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%	2010	2009	%

FINANCIAL DATA (Thousands)

Total operating revenues	$168,074	$119,500	40.6	$353,539	$242,874	45.6
Purchased gas costs	56,705	38,289	48.1	125,322	69,107	81.3
Total net operating revenues	111,369	81,211	37.1	228,217	173,767	31.3

Operating expenses:
Operating and maintenance (O&M)	25,577	24,440	4.7	49,554	45,641	8.6
SG&A	11,215	11,182	0.3	21,847	21,319	2.5
DD&A	15,611	12,787	22.1	30,535	25,025	22.0
Total operating expenses	52,403	48,409	8.3	101,936	91,985	10.8
Operating income	$58,966	$32,802	79.8	$126,281	$81,782	54.4

Other income	$64	$355	(82.0)	$259	$905	(71.4)
Equity in earnings of nonconsolidated investments	$2,401	$1,595	50.5	$4,865	$2,662	82.8

(a)  NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

Three Months Ended June 30, 2010

vs. Three Months Ended June 30, 2009

EQT Midstream’s operating income totaled $59.0 million for the three months ended June 30, 2010 compared to $32.8 million for the three months ended June 30, 2009.  The $26.2 million increase in operating income was primarily the result of favorable commodity prices for NGLs, an increase in gathered volumes and gathering fees, processing volumes and asset optimization activities.

Total net operating revenues were $111.4 million for the three months ended June 30, 2010 compared to $81.2 million for the three months ended June 30, 2009.  The increase in total net operating revenues was due to a $15.5 million increase in processing net operating revenues, a $10.3 million increase in gathering net operating revenues and a $4.2 million increase in storage, marketing and other net operating revenues.

The increase in processing net revenues in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily was due to a 70% higher sales price for NGLs.  This NGL price increase, combined with a 12% increase in NGLs sold, resulted in record second quarter processing net revenues.

Gathering net operating revenues increased due to a 20% increase in gathered volumes as well as a 6% increase in the average gathering fee.  The volume increase was driven primarily by higher Marcellus Shale volumes at EQT Production.

The 33% increase in storage, marketing and other net revenues was primarily due to increased asset optimization activities.

Total operating revenues increased $48.6 million primarily as a result of higher NGL sales prices as well as increased gathering and processing volumes.  In addition, increased marketed volumes, primarily as a result of higher Marcellus activity, resulted in increases in both total operating revenues and purchased gas costs.

Operating expenses totaled $52.4 million for the three months ended June 30, 2010 compared to $48.4 million for the three months ended June 30, 2009.  The $4.0 million increase in operating expenses was primarily due to increases of $2.8 million in DD&A and $1.1 million in O&M.  The increase in DD&A was primarily due to the increased investment in gathering, processing and transmission infrastructure in 2009.  The increase in O&M is

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily due to higher operating costs associated with the increased volumes in the midstream business primarily related to electricity, materials and severance tax expenses.

Other income primarily represents allowance for equity funds used during construction.  The $0.3 million decrease from the second quarter of 2009 to the second quarter of 2010 was primarily the result of decreased assets under construction on regulated pipeline projects.

Equity in earnings of nonconsolidated investments totaled $2.4 million for the three months ended June 30, 2010 compared to $1.6 million for the three months ended June 30, 2009, and related to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC (Nora).  The increase was primarily the result of increased Nora gathered volumes.

Six Months Ended June 30, 2010

vs. Six Months Ended June 30, 2009

EQT Midstream’s operating income totaled $126.3 million for the six months ended June 30, 2010 compared to $81.8 million for the six months ended June 30, 2009.  The $44.5 million increase in operating income was primarily the result of favorable commodity prices for NGLs and an increase in gathered volumes.

Total net operating revenues were $228.2 million for the six months ended June 30, 2010 compared to $173.8 million for the six months ended June 30, 2009.  The increase in total net operating revenues was due to a $31.6 million increase in processing net operating revenues, a $20.3 million increase in gathering net operating revenues and a $2.0 million increase in transmission net operating revenues.

The increase in processing net revenues in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to a 71% higher sales price for NGLs, combined with a 16% increase in NGLs sold.

Gathering net operating revenues increased as a result of an 18% increase in gathered volumes as well as a 6% increase in the average gathering fee.  The volume increase was driven primarily by higher Marcellus Shale volumes gathered for EQT Production.

Transmission net operating revenues increased primarily as a result of higher firm transportation activity resulting from increased Marcellus shale volumes from affiliated shippers.

Total operating revenues increased $110.7 million primarily as a result of higher NGL sales prices as well as increased gathering, processing and transmission volumes.  In addition, increased marketed volumes, primarily as a result of higher Marcellus activity, resulted in increases in both total operating revenues and purchased gas costs.

Operating expenses totaled $101.9 million for the six months ended June 30, 2010 compared to $92.0 million for the six months ended June 30, 2009.  The increase in operating expenses was primarily a result of increases of $5.5 million in DD&A and $3.9 million in O&M.  The increase in DD&A was primarily a result of the increased investment in gathering, processing and transmission infrastructure.  The increase in O&M is primarily a result of higher operating costs associated with the growth in the Midstream business including electricity, labor, severance tax and materials.

Other income primarily represents allowance for equity funds used during construction.  The $0.6 million decrease from the second quarter of 2009 to the second quarter of 2010 was primarily the result of decreased assets under construction on regulated pipeline projects.

Equity in earnings of nonconsolidated investments totaled $4.9 million for the six months ended June 30, 2010 compared to $2.7 million for the six months ended June 30, 2009, and related to equity earnings recorded for EQT Midstream’s investment in Nora.  The increase was primarily the result of increased Nora gathered volumes.

OUTLOOK

EQT Midstream’s long-term strategy is focused on capitalizing on its infrastructure asset position in the heart of the Marcellus Shale play in southwestern Pennsylvania and northern West Virginia.  The location of the Company’s midstream assets across a wide area of the Marcellus Shale uniquely positions the segment for growth.  In addition, EQT Midstream continues to provide and maintain a long-term growth platform for EQT Production in the Huron/Berea play.  Key projects of EQT Midstream’s strategy include:

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Gathering Projects.   In the first quarter of 2010, EQT Midstream completed construction of the first phase Ingram Gathering system which allowed for the delivery of 50,000 Dth per day of EQT production in Greene County, Pennsylvania, into two Equitrans pipelines.  The second phase of this project will extend the system further east to nearby EQT Production acreage. The second phase will provide an additional 40,000 Dth per day of capacity for EQT’s production by year-end 2010. The necessary right-of-ways have been acquired and the pipe has been purchased.  In Northern West Virginia, EQT Midstream is in the process of constructing a  Doddridge Gathering System Expansion which will deliver EQT’s production from North Central West Virginia into the western leg of the Equitrans system.  Capacity additions of 50,000 Dth per day are expected to be made available by year end, bringing total Marcellus gathering capacity in West Virginia to approximately 70,000 Dth per day.

•                  Equitrans Marcellus Expansion Project.  The Equitrans Marcellus Expansion Project is underway and, given its significant scope, is progressing in stages.  Equitrans has secured the market commitments necessary to support Phase 1, and FERC Prior Notice Application authority for this phase was received April 2, 2010.  Phase 1 construction consists of upgrades to various segments on the existing Equitrans transmission system along with modifications to compression at the Pratt Station.  This $15 million expansion will allow for approximately 100,000 Dth per day of incremental delivery capacity to Equitrans’ interconnections with five interstate pipeline facilities.  Construction of this phase is expected to be completed in the fourth quarter 2010.  On May 28, 2010, FERC accepted Equitrans’ request to initiate the pre-filing process for Phase 2 of the project.  Equitrans has commenced the environmental review for Phase 2 and is finalizing commercial commitments.  Equitrans anticipates filing the certificate application for Phase 2 with the FERC in early 2011, anticipates obtaining final approval in the Summer of 2011 and expects to have Phase 2 in service in the Fall of 2012.

Gathering, processing and transmission volumes are expected to increase as EQT Midstream expands its infrastructure to support EQT Production growth in the Marcellus and Huron/Berea Shale plays. In light of the anticipated continued growth of EQT Production, EQT Midstream is considering partnering with third parties, in addition to DCP, and other arrangements to facilitate the continued expansion of its assets.

Lower third party marketing margins as a result of reduced capacity constraints in the TCO/Big Sandy corridor and the expiration of contracts entered during the higher price environment in 2008, as well as lower spreads, are expected to result in approximately 15% reduced net revenues for the storage, marketing and other business for the full year 2010 compared to 2009.

DISTRIBUTION

OVERVIEW

Distribution’s net operating revenues for the second quarter decreased 10% from 2009 to 2010, primarily as a result significantly warmer spring weather and less asset optimization realized in 2010.  Total operating expenses in the second quarter of 2010 increased 8% due to higher bad debt expense and other operating costs.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for information on the Company’s capital expenditures for distribution projects.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

DISTRIBUTION

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	%	2010	2009	%

OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 705; YTD - 3,635)	417	553	(24.6)	3,277	3,440	(4.7)

Residential sales and transportation volumes (MMcf)	2,238	2,672	(16.2)	14,103	14,633	(3.6)
Commercial and industrial volumes (MMcf)	5,394	6,445	(16.3)	16,830	16,635	1.2
Total throughput (MMcf) — Distribution	7,632	9,117	(16.3)	30,933	31,268	(1.1)

Net operating revenues (thousands):
Residential	$17,333	$18,816	(7.9)	$66,963	$62,995	6.3
Commercial & industrial	7,665	8,207	(6.6)	27,488	27,817	(1.2)
Off-system and energy services	4,222	5,330	(20.8)	11,610	11,933	(2.7)
Total net operating revenues	29,220	$32,353	(9.7)	106,061	$102,745	3.2

Capital expenditures (thousands)	7,750	$8,717	(11.1)	11,725	$15,493	(24.3)

FINANCIAL DATA (thousands)

Total operating revenues	$63,349	$78,094	(18.9)	$285,604	$371,266	(23.1)
Purchased gas costs	34,129	45,741	(25.4)	179,543	268,521	(33.1)
Net operating revenues	$29,220	$32,353	(9.7)	$106,061	$102,745	3.2

Operating expenses:
O&M	10,980	10,651	3.1	21,580	20,430	5.6
SG&A	7,934	6,863	15.6	20,762	18,186	14.2
DD&A	6,016	5,486	9.7	12,010	10,924	9.9
Total operating expenses	24,930	23,000	8.4	54,352	49,540	9.7
Operating income	$4,290	$9,353	(54.1)	$51,709	$53,205	(2.8)

Three Months Ended June 30, 2010

vs. Three Months Ended June 30, 2009

Distribution’s operating income totaled $4.3 million for the second quarter of 2010 compared to $9.4 million for the second quarter of 2009.  The $5.1 million decrease in operating income was primarily due to warmer weather and an increase in bad debt expense.

Net operating revenues were $29.2 million for the second quarter of 2010, a $3.1 million decrease from 2009. This decrease was the result of several factors.  Net operating revenues from residential customers decreased $1.5 million as a result of weather which was 25% warmer than the second quarter of 2009 (41% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average for the Company’s service territory).  According to the NOAA, it was the second warmest April through June time period recorded in the Company’s service territory over the last 30 years, with an average temperature of 63.2 degrees Fahrenheit. Off-system and energy services net operating revenues decreased $1.1 million primarily due to lower revenues from asset optimization opportunities realized for the second quarter of 2010.  Commercial and industrial net operating revenues decreased approximately $0.5 million primarily due to the warmer weather.  Additionally, a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $24.9 million for the second quarter of 2010 compared to $23.0 million for the second quarter of 2009.  The $1.9 million increase in operating expenses was primarily the result of a $2.0 million increase in bad debt expense and an increase in DD&A.  The increase in bad debt expense was primarily the result of a decrease in federal energy assistance funding for low-income customers from 2009 levels.  The Company will continue to closely monitor its collection rates and adjust its reserve for uncollectible accounts as necessary.  Future changes are not expected to have a material impact on the consolidated results of operations.  The increase in DD&A was primarily due to additional assets placed in to service during 2009.

Six Months Ended June 30, 2010

vs. Six Months Ended June 30, 2009

Distribution’s operating income totaled $51.7 million for the six months ended June 30, 2010 compared to $53.2 million for six months ended June 30, 2009.  The $1.5 million decrease in operating income was primarily a result of an increase in bad debt expense, warmer weather and an increase in other operating expenses, partially offset by an increase in base rates.

Net operating revenues were $106.1 million for the six months ended June 30, 2010, an increase of $3.3 million from 2009. This increase was a result of increased first quarter revenues from residential customers as a result of the approval of the Company’s base rate increase in late February 2009.  This increase in rates was partially offset by a decrease in residential, commercial and industrial net operating revenues due to weather which was 5% warmer than the first six months of 2009 (10% warmer than the 30-year NOAA average). It was the eighth warmest January through June time period recorded per NOAA over the last 30 years, with an average temperature of 47.5 degrees Fahrenheit.  Additionally, a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $54.4 million for the six months ended June 30, 2010 compared to $49.5 million for the six months ended June 30, 2009. This increase was primarily the result of a $3.8 million increase in bad debt expense combined with increased field operating and maintenance activities and an increase in DD&A.  The increase in bad debt expense was primarily the result of favorable adjustments in the allowance for uncollectible accounts in the first six months of 2009 for the reasons previously discussed.  The increase in DD&A was due to additional assets placed in service during 2009.

OUTLOOK

In October 2009, Equitable Gas filed a request with the West Virginia Public Service Commission (WV PSC) to increase the rates it charges its approximately 13,000 customers for the distribution of natural gas in West Virginia.  It is the first distribution rate increase that Equitable Gas has requested in West Virginia since 1991.  In May 2010, Equitable Gas reached a settlement with the active parties that would result in a projected revenue increase of approximately $1.6 million annually. The settlement must be approved by the WV PSC to be effective.  Equitable Gas expects approval no later than August 25, 2010.  The rate increase is not effective until approved; thus this settlement had no impact on revenues for the first six months of 2010.

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

In April 2010, Equitable Gas Company, LLC was selected by the Pennsylvania Department of Environmental Protection to receive a $700,000 grant that will assist in the construction of a public-access natural gas fueling station in Pittsburgh, PA.  Construction of the fueling station will be completed in 2011.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAXES

The effective tax rate for the six months ended June 30, 2010 was 36.2% compared to 39.1% for the six months ended June 30, 2009. The effective income tax rate decreased in 2010 compared to 2009 primarily as a result of the decrease in limitations imposed on certain state tax losses, the loss of certain tax deductions in 2009 from prior years and the impact of certain nondeductible compensation expense in 2009.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the first six months of 2010 were proceeds from an offering of common stock and cash flows from operating activities. On March 16, 2010, the Company completed a common stock offering of 12,500,000 shares. The underwriters in this transaction also exercised their over-allotment option to purchase 225,000 additional shares of the Company’s Common Stock on April 14, 2010.  The Company will use the $537.2 million of net proceeds from the offering to accelerate development of its Marcellus Shale and Huron/Berea plays.

Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2010 was $476.6 million compared to $468.1 million for the same period of 2009. The increase in cash flows provided by operating activities was primarily attributable to higher earnings primarily as a result of increased production volumes and higher NGL prices, partially offset by reduced cash flows from working capital changes in 2010 compared to 2009.  The reduced cash flow from working capital resulted from fluctuations in commodity prices and timing.

Investing Activities

Capital expenditures totaled $522.9 million for the first six months of 2010 and $439.3 million for the first six months of 2009.  The increase in capital expenditures was partially offset by reduced capital contributions to Nora and reduced investment in available-for-sale securities.

Capital expenditures for drilling and development excluding the portion of asset acquisitions funded with common stock totaled $431.4 million and $302.3 million during the first six months of 2010 and 2009, respectively.  The Company drilled 272 gross wells, including 205 gross horizontal wells in the first six months of 2010, compared to 304 gross wells, including 147 gross horizontal wells in the first six months of 2009.  Capital expenditures for 2010 and 2009 included $278.8 million and $2.1 million, respectively, for undeveloped property acquisitions, primarily within the Marcellus play.

Capital expenditures for the Midstream operations totaled $79.0 million and $115.5 million during the first six months of 2010 and 2009, respectively.  The 2010 expenditures were for gathering pipeline compression projects. The $36.5 million decrease in capital expenditures was due to the timing of gathering pipeline compression projects, primarily as a result of inclement weather during the first quarter of 2010.

Capital expenditures at Distribution totaled $11.7 million for the first six months of 2010 compared to $15.5 million for the first six months of 2009.  The 2010 expenditures were for mainline replacements and other infrastructure projects. The $3.8 million decrease in capital expenditures was primarily due to reduced mainline replacement work in the first six months of 2010 as compared to the same period in 2009 primarily as a result of inclement weather during the first quarter of 2010.

The Company is currently forecasting capital expenditures for 2010, excluding acquisitions, of approximately $1.2 billion.

Financing Activities

Cash flows provided by financing activities totaled $472.6 million for the first six months of 2010 compared to $315.8 million for the first six months of 2009, an increase of $156.8 million in cash flows provided by financing

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities between years as a result of the proceeds from the 2010 equity offering exceeding the impact of the 2009 debt offering, net of repayment of short-term loans.  In the first quarter of 2010, the Company completed a common stock offering of 12,500,000 shares. The underwriters in this transaction also exercised their over-allotment option to purchase 225,000 additional shares.  The Company is using the net proceeds of $537.2 million from the offering to accelerate development of its Marcellus Shale and Huron/Berea plays.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at June 30, 2010.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt and its access to the credit markets.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of June 30, 2010, the Company is in compliance with all existing debt provisions and covenants.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter EQT increased its hedge position, for the period October, 2010 through September, 2015.  The new hedges, covering approximately 19MMcfd of natural gas sales volumes, were collars with a floor of $5.32 per Mcf and a ceiling of $7.35 per Mcf.

The approximate volumes and prices of the Company’s total hedge position for 2010 through 2012 production are:

	2010**	2011	2012
Swaps
Total Volume (Bcf)	11	19	–
Average Price per Mcf (NYMEX)*	$5.12	$5.10	$–

	2010**	2011	2012
Puts
Total Volume (Bcf)	2	3	–
Average Floor Price per Mcf (NYMEX)*	$7.35	$7.35	$–

	2010**	2011	2012
Collars
Total Volume (Bcf)	11	21	21
Average Floor Price per Mcf (NYMEX)*	$6.95	$6.53	$6.51
Average Cap Price per Mcf (NYMEX)*	$12.93	$11.91	$11.83

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**July through December

The Company’s current hedge position extends through 2015 and provides price protection for approximately 35%, 25% and 10% of expected produced natural gas sales volumes in 2010, 2011 and 2012, respectively.  The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.04, $0.07 and $0.10 per diluted share for 2010, 2011 and 2012, respectively. The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

In 2008 and 2009, the Company effectively settled certain derivative commodity swaps scheduled to mature during the period 2010 through 2013 by de-designating the swaps and entering into directly counteractive swaps and terminated certain collars scheduled to mature during the period 2010 through 2012.  As of the dates of these transactions, the Company had recorded a loss, net of tax, in accumulated other comprehensive income (loss) of approximately $12 million ($21 million pre-tax) for the swaps and  a gain, net of tax, in accumulated other comprehensive income (loss) of approximately $5 million ($8 million pre-tax) for the collars.  This net loss recorded in other comprehensive income (loss) from these transactions will be recognized in operating revenues in the Statements of Consolidated Income, and included in the average well-head sales price, when the underlying physical transactions occur.  As a result, the Company will recognize reduced operating revenues of approximately $3.9 million, $5.4 million, $0.6 million and $2.5 million in 2010, 2011, 2012 and 2013 respectively.

See Note C to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging activities.

Commitments and Contingencies

Several West Virginia lessors filed a class action lawsuit on July 31, 2006 claiming that EQT Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting and other relief.  The plaintiffs later amended their complaint to name EQT as an additional defendant.  As previously disclosed, the Company entered into a settlement agreement covering all of the Company’s lessors in West Virginia (other than those who elected to opt out of the settlement).  The court entered a final judgment approving the settlement and certifying the settlement class, and dismissing the action, on April 28, 2010.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The court retains continuing jurisdiction over the case during the claims administration process in which the settlement amount is distributed to the members of the plaintiff settlement class.

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

Dividend

On July 14, 2010, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable September 1, 2010, to shareholders of record on August 6, 2010.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2010.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2010, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements, collar agreements and option contracts covering approximately 149.9 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.   A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2010 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $66.1 million.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2010 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $63.3 million.

The Company determined the change in the fair value of the derivative commodity instruments using a model similar to its normal determination of fair value as described in Note 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2010.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

The Company utilizes various processes and analyses to monitor and evaluate its credit risk exposures.  This includes closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company enters transactions with financial counterparties that are of investment grade, enters into netting agreements whenever possible and may obtain collateral or other security.

Approximately 64%, or $182.3 million, of OTC derivative contracts outstanding at June 30, 2010 have a positive fair value.  All derivative contracts outstanding as of June 30, 2010 are with counterparties having an S&P rating of A or above at that date.

As of June 30, 2010, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas to certain marketers, including the Company’s wholly-owned marketing subsidiary, EQT Energy, and utility and industrial customers located mainly in the Appalachian Basin area.  Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the sale of produced natural gas liquids to a gas processor in Kentucky and the gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.   As previously disclosed, Lehman Brothers Bank, FSB (now known as Aurora Bank, FSB (Aurora)) was one of the original financial institutions in the syndicate, had committed to make loans not exceeding $95 million under the facility and had failed to fund its portion of all borrowings by the Company since late 2008.  Effective July 28, 2010, Aurora assigned its commitment under the credit facility to US Bank National Association.  As of June 30, 2010, the Company had no loans outstanding under the facility. The Company had a $23.9 million irrevocable standby letter of credit at June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Kay Company, LLC et al v. EQT Production Company et al, U.S. District Court, Southern District of West Virginia

Several West Virginia lessors filed a class action lawsuit on July 31, 2006 claiming that EQT Production Company had underpaid royalties on gas produced and marketed from leases. The suit sought compensatory and punitive damages, an accounting and other relief.  The plaintiffs later amended their complaint to name EQT as an additional defendant.  As previously disclosed, the Company entered into a settlement agreement covering all of the Company’s lessors in West Virginia (other than those who elected to opt out of the settlement).  The court entered a final judgment approving the settlement, certifying the settlement class, and dismissing the action, on April 28, 2010.  The court retains continuing jurisdiction over the case during the claims administration process in which the settlement amount is distributed to the members of the plaintiff settlement class.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the transactions previously described on the Company’s Form 8-Ks filed on March 2, 2010, April 30, 2010 and June 10, 2010, during the second quarter the Company issued an aggregate of 5,329,196 shares of common stock to the following “accredited investors” as defined by Rule 501(a) under the Securities Act pursuant to an exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act: American Exploration Company, Glade Park Gas, L.P., Rosebud Mining Company, Law Offices of Greco & Lander, P.C. and H & H Producing of Mount Jewett L.P.

Item 5.  Other Information

The Company strives to conduct business as a good corporate citizen in its operating area (the Appalachian Basin) by contributing to the local economy, protecting the environment, supplying clean energy and maintaining an exemplary safety record.  In order to continue its commitment to good corporate citizenship, the Company will, in the months and years to come, use its website, http://www.eqt.com, as a channel to supply useful and timely information about environmental matters involving the Company’s business operations.  Such information will be located under the “Community Initiatives” link found at the top of the Company’s website.

Nothing in this Item 5 shall be deemed to incorporate any information contained on the Company’s website into this Quarterly Report on Form 10-Q.

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

Date: July 29, 2010

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