Form 10-Q
period 2010-09-30
EQT Corp
filed 2010-10-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of September 30, 2010, 149,143,564 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands, except per share amounts)
Operating revenues	$257,335	$218,357	$951,490	$925,800

Operating expenses:
Purchased gas costs	8,838	13,573	138,769	257,171
Operation and maintenance	41,232	35,149	113,094	102,148
Production	15,261	15,565	46,844	44,927
Exploration	941	4,526	3,354	12,252
Selling, general and administrative	34,333	59,906	117,961	125,237
Depreciation, depletion and amortization	68,548	49,706	195,644	140,483
Total operating expenses	$169,153	$178,425	$615,666	$682,218

Operating income	$88,182	$39,932	$335,824	$243,582
Other income	278	511	958	1,799
Equity in earnings of nonconsolidated investments	2,646	1,950	7,593	4,682
Interest expense	33,861	32,393	102,075	78,096

Income before income taxes	57,245	10,000	242,300	171,967
Income taxes	20,723	7,091	87,713	70,420
Net income	$36,522	$2,909	$154,587	$101,547

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	149,133	130,850	143,048	130,806
Net income	$0.24	$0.02	$1.08	$0.78
Diluted:
Weighted average common shares outstanding	149,775	131,505	143,806	131,450
Net income	$0.24	$0.02	$1.07	$0.77
Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Thousands)
Cash flows from operating activities:
Net income	$154,587	$101,547
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	2,917	(2,110)
Depreciation, depletion, and amortization	195,644	140,483
Other income	(231)	(1,799)
Equity in earnings of nonconsolidated investments	(7,593)	(4,682)
Equity Award Expense	10,290	5,208
Deferred income taxes	99,205	94,799
Decrease in inventory	15,589	60,484
Decrease in accounts receivable and unbilled revenues	90,183	176,121
Decrease in accounts payable	(57,402)	(213,206)
Change in derivative instruments at fair value, net	(9,294)	51,658
Changes in other assets and liabilities	127,152	144,482
Net cash provided by operating activities	621,047	552,985

Cash flows from investing activities:
Capital expenditures	(863,011)	(636,066)
Capital contributions to Nora Gathering, LLC	–	(6,400)
Investment in available-for-sale securities	(750)	(3,000)
Net cash used in investing activities	(863,761)	(645,466)

Cash flows from financing activities:
Dividends paid	(94,438)	(86,517)
Proceeds from issuance of common stock	537,239	–
Proceeds from issuance of long-term debt	–	700,000
Debt issuance costs	–	(6,874)
Repayments of long term debt	–	(2,000)
Decrease in short-term loans	(5,000)	(319,917)
Proceeds from exercises under employee compensation plans	2,280	293
Net cash provided by financing activities	440,081	284,985

Net increase in cash and cash equivalents	197,367	192,504
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$197,367	$192,504

Cash paid (received) during the period for:
Interest, net of amount capitalized	$80,703	$50,668
Income taxes, net of refunds	$(124,124)	$(103,229)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(Thousands)
ASSETS

Current assets:

Cash and cash equivalents	$197,367	$–
Accounts receivable (less accumulated provision for doubtful accounts: September 30, 2010, $ 16,079; December 31, 2009, $16,792)	93,424	155,574
Unbilled revenues	7,350	38,300
Inventory	167,368	182,957
Derivative instruments, at fair value	280,316	163,879
Prepaid expenses and other	22,292	154,456
Total current assets	768,117	695,166

Equity in nonconsolidated investments	189,245	181,866

Property, plant and equipment	7,551,011	6,478,486
Less: accumulated depreciation and depletion	1,744,382	1,563,755
Net property, plant and equipment	5,806,629	4,914,731

Investments, available-for-sale	38,625	36,156
Regulatory assets	95,643	99,144
Other assets	27,643	30,194
Total assets	$6,925,902	$5,957,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term loans	$-	$5,000
Accounts payable	191,585	248,987
Derivative instruments, at fair value	119,379	132,518
Other current liabilities	207,192	226,169
Total current liabilities	518,156	612,674

Long-term debt	1,949,200	1,949,200
Deferred income taxes and investment tax credits	1,184,411	1,039,473
Other long-term liabilities	215,118	204,880
Total liabilities	3,866,885	3,806,227

Common stockholders’ equity:

Common stock, no par value, authorized 320,000 shares; shares issued: September 30, 2010, 175,685 and December 31, 2009, 157,630	1,720,361	952,237
Treasury stock, shares at cost: September 30, 2010, 26,542; December 31, 2009, 26,699	(479,260)	(482,125)
Retained earnings	1,755,507	1,695,358
Accumulated other comprehensive income (loss)	62,409	(14,440)
Total common stockholders’ equity	3,059,017	2,151,030
Total liabilities and stockholders’ equity	$6,925,902	$5,957,257

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and its subsidiaries as of September 30, 2010, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues from external customers:
EQT Production	$115,218	$91,922	$345,163	$279,570
EQT Midstream	175,227	124,065	528,766	366,939
Distribution	53,208	54,599	338,812	425,865
Less: intersegment revenues (a)	(86,318)	(52,229)	(261,251)	(146,574)
Total	$257,335	$218,357	$951,490	$925,800
Operating income:
EQT Production	$39,827	$31,522	$122,097	$109,587
EQT Midstream	51,682	37,878	177,963	119,660
Distribution	644	3,230	52,353	56,435
Unallocated expense (b)	(3,971)	(32,698)	(16,589)	(42,100)
Total	$88,182	$39,932	$335,824	$243,582

Reconciliation of operating income to net income:

Other income:
EQT Midstream	$193	$342	$452	$1,247
Distribution	85	169	506	552
Total	$278	$511	$958	$1,799

Equity in earnings of nonconsolidated investments:
EQT Production	$26	$3	$81	$50
EQT Midstream	2,607	1,946	7,472	4,608
Unallocated	13	1	40	24
Total	$2,646	$1,950	$7,593	$4,682

Interest expense	33,861	32,393	102,075	78,096
Income taxes	20,723	7,091	87,713	70,420
Net income	$36,522	$2,909	$154,587	$101,547

	September 30,		December 31,
	2010		2009
	(Thousands)
Segment Assets:
EQT Production	$3,814,091		$2,931,053
EQT Midstream	2,043,413		1,984,525
Distribution	803,265		860,222
Total operating segments	6,660,769		5,775,800
Headquarters assets, including cash and short-term investments	265,133		181,457
Total assets	$6,925,902		$5,957,257

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$46,658	$29,856	$131,036	$83,724
EQT Midstream	15,705	13,477	46,240	38,502
Distribution	6,057	5,525	18,067	16,449
Other	128	848	301	1,808
Total	$68,548	$49,706	$195,644	$140,483

Expenditures for segment assets:
EQT Production (c)	$267,154	$144,497	$698,538	$446,813
EQT Midstream (c)	59,499	39,817	138,479	155,334
Distribution	9,382	9,844	21,107	25,337
Other	4,116	2,560	4,887	8,582
Total	$340,151	$196,718	$863,011	$636,066

(a)          Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and Distribution.

(b)          Unallocated expense primarily consists of incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

(c)           Expenditures for segment assets for 2010 include $29.5 million in cash and exclude approximately $230.7 million of EQT stock issued for the acquisition of additional Marcellus Shale acreage in the second quarter of 2010.

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s primary market risk exposure is with regard to future prices for natural gas and natural gas liquids, which can affect the operating results of the Company primarily through the EQT Production and EQT Midstream segments.  The Company’s overall objective in its commodity hedging program is to ensure an adequate level of return for the well development and infrastructure investments at these segments.

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

The Company assesses the effectiveness of hedging relationships and the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, both at the inception of the hedge and on an on-going basis.  If the gain (loss) for the hedging instrument is greater than the loss (gain) on the hedged item, the ineffective portion of the cash flow hedge is immediately recognized in operating revenues in the Statements of Consolidated Income.

The Company also enters into a limited amount of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited amount of other derivative instruments not designated as hedges.

All derivatives recognized in the balance sheet and used in cash flow hedging relationships are commodity contracts.  All gains (losses) recognized in income or reclassified from accumulated other comprehensive income (loss) (OCI) into income are reported in operating revenues.  All derivative instrument assets and liabilities are reported in the balance sheet as derivative instruments, at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

	(Thousands)
Derivatives designated as hedging instruments
Amount of gain recognized in other comprehensive income (OCI) (effective portion), net of tax	$59,120	$4,392	$120,346	$146,402
Amount of gain reclassified from accumulated OCI into income (effective portion), net of tax (a)	17,331	26,769	45,549	107,725
Amount of gain (loss) recognized in income (ineffective portion) (b)	2,980	2,262	2,367	(3,076)

Derivatives not designated as hedging instruments:
Amount of loss recognized in income	$(1,323)	$–	$(1,234)	$(27)

	September 30, 2010	December 31, 2009
Asset derivatives	(Thousands)
Derivatives designated as hedging instruments	$185,254	$111,375
Derivatives not designated as hedging instruments	95,062	52,504
Total asset derivatives	$280,316	$163,879

	September 30, 2010	December 31, 2009
Liability derivatives	(Thousands)
Derivatives designated as hedging instruments	$11,789	$61,179
Derivatives not designated as hedging instruments	107,590	71,339
Total liability derivatives	$119,379	$132,518

(a) Includes $7.9 million and $10.5 million for the three and nine month periods ended September 30, 2010, respectively, of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  Includes $0.3 million and $9.1 million for the three and nine month periods ended September 30,

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2009, respectively, of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b) No amounts have been excluded from effectiveness testing.

The net fair value of derivative instruments changed during the first nine months of 2010 primarily as a result of a decrease in natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 164 Bcf and 172 Bcf as of September 30, 2010 and December 31, 2009, respectively, and are primarily related to natural gas swaps and collars.

The Company had net deferred gains of $90.4 million and $15.6 million in accumulated OCI (loss), net of tax, as of September 30, 2010 and December 31, 2009, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $46.8 million of net unrealized gains on its derivative commodity instruments reflected in accumulated OCI (loss), net of tax, as of September 30, 2010 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

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

The Company utilizes various processes and analyses to monitor and evaluate its credit risk exposures.  This includes closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with financial counterparties that are of investment grade, enters into netting agreements whenever possible and may obtain collateral or other security.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received.  The Company had no such deposits in its Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on prices, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $0.6 million as of September 30, 2010 and a current liability of $6.9 million as of December 31, 2009 for such deposits in its Condensed Consolidated Balance Sheets.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  Contracts have differing terms in that some require collateral if just one of the ratings agencies downgrades the company to a level below investment grade, while others refer to the rating of just one ratings agency and still others have no ratings trigger.  If required, the additional collateral can be up to 100% of the derivative liability.  As of September 30, 2010, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

liability position was $9.9 million, for which the Company had no collateral posted on September 30, 2010.  If the Company’s credit rating had been downgraded below investment grade on September 30, 2010, the Company would have been required to post additional collateral of $9.9 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  The Company’s long-term corporate credit rating was BBB by Standard & Poor’s Rating Services (S&P), Baa1 by Moody’s Investor Services (Moody’s) and BBB+ by Fitch Ratings Service (Fitch) at September 30, 2010. In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Fitch and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

D.        Investments, Available-For-Sale

As of September 30, 2010, the investments classified by the Company as available-for-sale consist of $38.6 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.

	September 30, 2010

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)

Equity funds	$23,284	$6,320	$–	$29,604
Bond funds	7,891	1,130	–	9,021
Total investments	$31,175	$7,450	$–	$38,625

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

During the nine month periods ended September 30, 2010 and 2009, the Company purchased additional securities with a cost basis totaling $0.8 million and $3.0 million, respectively.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$38,625	$38,625	$-	$-
Derivative instruments, at fair value	280,316	12,350	128,946	139,020
Total assets	$318,941	$50,975	$128,946	$139,020

Liabilities
Derivative instruments, at fair value	$119,379	$12,113	$106,714	$552
Total liabilities	$119,379	$12,113	$106,714	$552

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2010	$88,570
Total gains or losses:
Included in earnings	(9)
Included in other comprehensive income	89,251
Purchases, issuances, and settlements	(39,344)
Transfers in and/or out of Level 3	-
Balance at September 30, 2010	$138,468

The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of September 30, 2010	$5

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.  All gains or losses related to available-for-sale securities are included in other income.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

F.                   Comprehensive Income (Loss)

Total comprehensive income (loss), net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Thousands)
Net income	$36,522	$2,909	$154,587	$101,547
Other comprehensive income (loss):
Net change in cash flow hedges	41,816	(22,348)	74,885	38,765
Unrealized gain on investments, available-for-sale	2,252	2,651	753	3,502
Pension and other post-retirement benefit plans	405	388	1,211	1,164
Total comprehensive income (loss)	$80,995	$(16,400)	$231,436	$144,978

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30,	December 31,
	2010	2009
	(Thousands)
Net unrealized gain from hedging transactions	$90,182	$15,297
Unrealized gain on available-for-sale securities	4,843	4,090
Pension and other post-retirement benefits adjustment	(32,616)	(33,827)
Accumulated other comprehensive income (loss)	$62,409	$(14,440)

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

The Company’s effective income tax rate for the nine months ending September 30, 2010 was 36.2%.  The Company currently estimates the annual effective income tax rate to be approximately 36.2%.  The estimated annual effective income tax rate as of September 30, 2009 was 40.9%.  The decrease in the expected annual effective tax rate from 2009 is primarily the result of the impact of certain nondeductible expenses in 2009 and the loss of certain prior year deductions in 2009 as a result of carrying 2009 losses back to receive a cash refund of taxes paid in prior years.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the nine months ended September 30, 2010.

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

The Worker, Homeownership and Business Assistance Act of 2009 extended the tax net operating loss carryback provision from 2 years to 5 years for either the 2008 or 2009 tax year.  The Company elected to carryback its 2009 tax operating loss under this new law and received a refund of $121.5 million from the IRS during the first quarter of

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

2010.  During the third quarter of 2010 the Company filed a superseding tax return for the 2009 tax year in which the Company has requested an additional refund of $1.9 million relating to the carryback of the 2009 net operating tax loss.  EQT also received a refund from the IRS of $115.2 million, primarily in the second quarter of 2009, relating to the 2008 net operating loss carryback.  These net operating losses were primarily generated from intangible drilling costs (IDC) for the Company’s drilling program that are deducted currently for tax purposes and from accelerated tax depreciation associated with the expansion of the Company’s midstream business.

H.                 Short-Term Loans

On October 27, 2006, the Company entered into a $1.5 billion, five-year revolving credit agreement, which replaced the Company’s previous $1 billion, five-year revolving credit agreement.  On December 15, 2006, the maturity date was extended to October 26, 2011.  Additionally, the Company may request two one-year extensions of the stated maturity date; however, these extensions require the approval of 51% of the lenders underwriting the credit facility. Any such extension shall only apply to the lenders who consent to the extension and any lender who replaces a non-consenting lender pursuant to the terms of the credit agreement.  The revolving credit agreement may be used for working capital, capital expenditures, share repurchases and other purposes including support of a commercial paper program.  Subject to certain terms and conditions, the Company may, on a one time basis, request that the lenders’ commitments be increased to an aggregate amount of up to $2.0 billion.  Each lender in the facility may decide if it will increase its commitment. The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.

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

As of September 30, 2010, the Company had no loans outstanding under the revolving credit facility. An irrevocable standby letter of credit of $23.5 million was outstanding at September 30, 2010.  As of December 31, 2009, the Company had outstanding short-term loans under the revolving credit facility of $5.0 million and an irrevocable standby letter of credit of $24.4 million.  Commitment fees averaging approximately one-twelfth of one percent in 2010 and 2009 were paid to maintain credit availability under the revolving credit facility.

The weighted average interest rate for short-term loans outstanding as of December 31, 2009 was 0.51% per annum.  The maximum amount of outstanding short-term loans at any time during the nine months ended September 30, 2010 and 2009 was $139.7 million and $491.7 million, respectively.  The average daily balance of short-term loans outstanding during the nine months ended September 30, 2010 and 2009 was approximately $17.7 million and $156.7 million, respectively, at weighted average annual interest rates of 0.86% and 0.73%, respectively.

I.                   Long-Term Debt

	September 30,	December 31,
	2010	2009
	(Thousands)
5.15% notes, due November 15, 2012	$200,000	$200,000
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due April 1, 2019	700,000	700,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
7.6% Series C, due 2018	8,000	8,000
8.5% to 9.0% Series A, due 2009 thru 2021	46,200	46,200
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
	1,949,200	1,949,200
Less debt payable within one year	–	–
Total long-term debt	$1,949,200	$1,949,200

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The indentures and other agreements governing the Company’s indebtedness contain certain restrictive financial and operating covenants including covenants that restrict the Company’s ability to incur indebtedness, incur liens, enter into sale and leaseback transactions, complete acquisitions, merge, sell assets and perform certain other corporate actions.  The covenants do not contain a rating trigger.  Therefore, a change in the Company’s debt rating would not trigger a default under the indentures and other agreements governing the Company’s indebtedness.

Aggregate maturities of long-term debt are $0 in 2010, $6.0 million in 2011, $200.0 million in 2012, $10.0 million in 2013, and $5.0 million in 2014.

J.                   Fair Value of Financial Instruments

The carrying value of cash equivalents and short-term loans approximates fair value due to the short maturity of the instruments. Available-for-sale securities and derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value.  See Notes C, D and E.

The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 was approximately $2 billion and $2 billion, respectively.  The fair value was estimated using the Company’s established fair value methodology based on discounted values using a current discount rate reflective of the remaining maturity.

K.                 Recently Issued Accounting Standards

Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued an amendment intended to enhance fair value disclosures, improve the transparency of the inputs and assumptions used to measure the fair value of assets and liabilities reported, and improve comparability with International Financial Reporting Standards. During the three months ended March 31, 2010, the Company adopted certain provisions of this amendment; this did not have a material effect on the Company’s consolidated financial statements. Other provisions of the amendment are effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating the affect that this amendment will have on its consolidated financial statement disclosures.

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

M.               Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share totaled 642,209 and 654,510 for the three months ended September 30, 2010 and September 30, 2009, respectively, and 757,591 and 643,565 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  Options to purchase common stock not included within potentially dilutive securities totaled 1,327,494 and 935,639 for the three months ended September 30, 2010 and September 30, 2009, respectively, and 1,249,037 and 967,773 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

N.                 Other Events

On March 16, 2010, the Company completed a public offering of 12,500,000 shares of its common stock, no par value, at an offering price to the public of $44.00 per share. The proceeds from the offering are being used to accelerate development of the Marcellus Shale and Huron/Berea plays. The Company includes the Lower Huron, Cleveland, Berea Sandstone and other Devonian Shales, except Marcellus, in its Huron/Berea play.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs (including the Equitrans Marcellus Expansion Project) and technology, transactions, including asset sales and/or joint ventures involving the Company’s assets, the timing of construction of public-access natural gas refueling stations, production and sales volumes, revenue projections, reserves, operating costs, well costs, capital expenditures, financing requirements and availability, hedging strategy, the effects of government regulation and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

CORPORATE OVERVIEW

Three Months Ended September 30, 2010

vs. Three Months Ended September 30, 2009

EQT Corporation’s consolidated net income for the three months ended September 30, 2010 totaled $36.5 million, or $0.24 per diluted share, compared to $2.9 million, or $0.02 per diluted share, reported for the same period a year ago.  Several factors contributed to the increase in net income between periods.  The Company’s results were favorably impacted by increased produced natural gas sales volumes, lower long-term compensation accruals, higher gathering revenues and increased net revenues for NGLs. These favorable variances were partially offset by increased depreciation, depletion and amortization resulting from the Company’s investment in natural gas producing properties and lower average well-head sales prices due to lower hedging gains and lower hedged volumes.

During the third quarter of 2009, the Company’s share price and performance in relation to its peer group improved, resulting in the Company incurring $24.3 million of long-term compensation expense under its 2009 Shareholder Value Plan (2009 SVP). The 2009 SVP’s performance period ended on December 31, 2009. The 2009 SVP was a liability plan, in which awards were valued at the end of the performance period, based upon a combination of the Company’s stock price, a factor determined by the Company’s performance compared to its peers and the Company’s return on total capital.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended September 30, 2010

vs. Nine months ended September 30, 2009

EQT Corporation’s consolidated net income for the nine months ended September 30, 2010 totaled $154.6 million or $1.07 per diluted share, compared to $101.5 million, or $0.77 per diluted share, reported for the same period a year ago. Several factors contributed to the increase in net income between periods.  The Company’s results were favorably impacted by increased produced natural gas sales volumes, increased sales prices for NGLs, lower long-term compensation accruals and higher gathering volumes.  These favorable variances were partially offset by higher DD&A, higher interest charges, lower average well-head sales prices for natural gas as a result of hedging activities and increased operating and selling, general and administrative (SG&A) expenses, consistent with the growth of the business.

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

EQT PRODUCTION

OVERVIEW

EQT Production’s strategy is to maximize value by profitably developing the Company’s extensive acreage position primarily through organic growth enabled by a low cost structure.  The Company is focused on continuing its significant organic production and reserve growth through its developmental drilling program and believes that it is a technological leader in drilling shale.  The Company commenced drilling operations (“spud” or “drilled”) 79 horizontal Marcellus Shale wells in the first nine months of 2010 compared to 27 in the first nine months of 2009.  Additionally, the Company drilled 191 horizontal Huron/Berea wells in the nine months of 2010 compared to 243 in the nine months of 2009.  Over the past three years, the Company has experienced a 99.8% developmental drilling success rate.  See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for details regarding the Company’s capital expenditures for drilling and development.

EQT Production’s operating revenues for the third quarter of 2010 increased 25% compared to 2009 as a result of significantly increased sales of produced natural gas partially offset by lower average well-head sales prices.  Sales of produced natural gas increased 35% from the third quarter of 2009 to the third quarter of 2010.  The increase was  the result of increased production from the 2009 and 2010 horizontal shale drilling programs.  The average well-head sales price decreased 7% due to lower hedging gains and lower hedged gas sales compared to 2009, partially offset by an increase in the average NYMEX price.

Third quarter operating expenses at EQT Production in 2010 included an increase in the Company’s depletion expense as a result of higher depletion rates attributable to the significant on-going well development program and increased production volumes.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT PRODUCTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%	2010	2009	%
OPERATIONAL DATA

Natural gas and oil production (MMcfe)	35,334	26,722	32.2	99,520	76,705	29.7
Company usage, line loss (MMcfe)	(1,346)	(1,566)	(14.0)	(3,617)	(4,207)	(14.0)
Total sales volumes (MMcfe)	33,988	25,156	35.1	95,903	72,498	32.3

Average (well-head) sales price ($/Mcfe) (a)	$3.32	$3.55	(6.5)	$3.53	$3.76	(6.1)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.22	$0.32	(31.3)	$0.24	$0.28	(14.3)
Production taxes ($/Mcfe)	$0.21	$0.26	(19.2)	$0.23	$0.30	(23.3)
Production depletion ($/Mcfe)	$1.26	$1.04	21.2	$1.26	$1.03	22.3

Production depletion	$44,609	$27,734	60.8	$125,113	$79,165	58.0
Other depreciation, depletion and amortization (DD&A)	2,049	2,122	(3.4)	5,923	4,559	29.9
Total DD&A	$46,658	$29,856	56.3	$131,036	$83,724	56.5

Capital expenditures (thousands) (b)	$267,154	$144,497	84.9	$929,225	$446,813	108.0

FINANCIAL DATA (Thousands)

Total operating revenues	$115,218	$91,922	25.3	$345,163	$279,570	23.5

Operating expenses:
LOE, excluding production taxes	7,856	8,633	(9.0)	24,056	21,845	10.1
Production taxes	7,405	6,932	6.8	22,788	23,082	(1.3)
Exploration expense	941	4,527	(79.2)	3,354	12,252	(72.6)
SG&A	12,531	10,452	19.9	41,832	29,080	43.9
DD&A	46,658	29,856	56.3	131,036	83,724	56.5
Total operating expenses	75,391	60,400	24.8	223,066	169,983	31.2
Operating income	$39,827	$31,522	26.3	$122,097	$109,587	11.4

(a)   Average (well-head) sales price is calculated as market price adjusted for hedging activities. In addition, EQT Production allocates some revenues to EQT Midstream for gathering, processing and transportation of the produced gas and NGLs. EQT Midstream revenues totaled $2.31 and $2.18 per Mcfe for the three months ended September 30, 2010 and 2009, respectively, and $2.37 and $2.06 per Mcfe for the nine months ended September 30, 2010 and 2009, respectively. Average well-head sales price to EQT Corporation totaled $5.63 and $5.73 per Mcfe for the three months ended September 30, 2010 and 2009, respectively, and $5.90 and $5.82 per Mcfe for the nine months ended September 30, 2010 and 2009, respectively.

(b)   Capital expenditures for the nine month period ended September 30, 2010 and 2009 include $310.9 million and $5.2 million, respectively, for undeveloped property acquisitions, primarily within the Marcellus Shale play. This amount includes $230.7 million of undeveloped property which was acquired with EQT stock in the second quarter of 2010.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2010

vs. Three Months Ended September 30, 2009

EQT Production’s operating income totaled $39.8 million for the three months ended September 30, 2010 compared to $31.5 million for the three months ended September 30, 2009.  The $8.3 million increase in operating income was primarily the result of an increase in sales of produced natural gas partially offset by higher DD&A, a decrease in the average well-head sales price and higher SG&A expenses.

Total operating revenues were $115.2 million for the three months ended September 30, 2010 compared to $91.9 million for the three months ended September 30, 2009.  The $23.3 million increase in total operating revenues was primarily due to an increase in produced natural gas sales volumes partially offset by a 7% decrease in the average well-head sales price. The increase in produced natural gas sales volumes was the result of increased production from the 2009 and 2010 drilling programs, primarily in the Marcellus and Huron/Berea Shale plays. The increase in produced natural gas sales volumes was partially offset by the normal production decline in the Company’s wells.  The $0.23 per Mcfe decrease in the average well-head sales price was primarily due to lower hedging gains and lower hedged gas sales compared to 2009, partially offset by a 29% increase in the average NYMEX price.

Operating expenses totaled $75.4 million for the three months ended September 30, 2010 compared to $60.4 million for the three months ended September 30, 2009.  The increase in operating expenses was primarily the result of increases in DD&A and SG&A. The increase in DD&A is primarily due to increases in the depletion unit rate ($8.5 million) and volumes ($8.5 million). The $0.22 per Mcfe increase in the depletion rate is primarily attributable to the increased investment in oil and gas producing properties.  The increase in SG&A was primarily due to an increase in hiring, relocation and personnel costs. These factors were partially offset by a decrease in exploration expense due to a reduction in geophysical activity in the current year as well as a decrease in LOE from increased road and location maintenance in the prior year as a result of storms and flooding in late summer 2009.  The timing of these expenses can vary from one year to the next, however the LOE unit rate is trending downword, primarily due to the increase in the produced volumes.

Nine months ended September 30, 2010

vs. Nine months ended September 30, 2009

EQT Production’s operating income totaled $122.1 million for the nine months ended September 30, 2010 compared to $109.6 million for the nine months ended September 30, 2009.  The $12.5 million increase in operating income was primarily the result of an increase in sales of produced natural gas ($87.9 million) partially offset by higher DD&A, a decrease in the average well-head sales price ($21.7 million) and higher SG&A expenses.

Total operating revenues were $345.2 million for the nine months ended September 30, 2010 compared to $279.6 million for the nine months ended September 30, 2009.  The $65.6 million increase in total operating revenues was primarily due to a 32% increase in sales of produced natural gas partially offset by a 6% decrease in the average well-head sales price. The increase in produced natural gas sales volumes was the result of increased production from the 2009 and 2010 drilling programs, primarily in the Marcellus Shale and Huron/Berea plays. The $0.23 per Mcfe decrease in the average well-head sales price was primarily due to lower hedging gains and lower hedged gas sales partially offset by a 17% increase in the average NYMEX price.

Operating expenses totaled $223.1 million for the nine months ended September 30, 2010 compared to $170.0 million for the nine months ended September 30, 2009.  The increase in operating expenses was primarily the result of increased DD&A from increases in the depletion unit rate ($23.1 million) and volume ($22.6 million). The $0.23 increase in the depletion rate was primarily attributable to the increased investment in the Company’s oil and gas producing properties. The increase in SG&A was primarily due to a $4.5 million charge related to the buy-out of excess contractual capacity for the processing and disposal of salt water as well as higher personnel costs and hiring and relocation costs and a favorable adjustment to the reserve for uncollectible accounts in the prior year.  The increase in LOE, excluding production taxes was primarily due to increased activity in the Marcellus Shale play in the current year.  These factors were partially offset by a decrease in exploration expense due to a reduction in geophysical activity compared to the prior year.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

EQT Production’s business strategy is focused on organic growth of the Company’s natural gas reserves and sales volumes.  EQT Production’s strategy is primarily comprised of:

•     Expanding production and developing reserves through horizontal drilling in Pennsylvania, West Virginia and Kentucky.  The Company is committed to expanding its production and developing its reserves through cost-effective, technologically-advanced horizontal drilling in its existing plays.  A substantial portion of the Company’s drilling efforts will be focused on drilling horizontal wells in shale formations in Pennsylvania, West Virginia and Kentucky.

•  Marcellus Shale

The Company owns approximately 500,000 net acres in the Marcellus shale, primarily in southwestern Pennsylvania and northern West Virginia.  The Marcellus is the Company’s fastest growing and most profitable play.  Estimated ultimate recovery per well have increased significantly since the Company’s first Marcellus well and total cost per well has declined over the same time.  The Company expects to access significantly more reserves through extended lateral drilling procedures, for less than a proportional amount of development costs.  The Company is also experimenting with new hydraulic fracturing designs to further increase recoveries.

•  Huron/Berea Shale

The Company owns approximately 2.2 million acres in the Huron/Berea Shale play and continues to focus on its highly successful horizontal drilling program by drilling fractured horizontal wells and extending the lateral length when possible.  Many of the Huron/Berea wells produce wet gas, with significant NGL content.  NGLs receive higher prices per Btu than natural gas, improving the economics over an equivalent dry gas well.  The company has significant mid-stream capacity in the Huron/Berea play and is concentrating its drilling near this capacity to further enhance the return on investment.

•     Maintaining flexibility in a low price environment – The pace at which the Company is able to grow production and reserves is impacted by drilling success and the price for natural gas.  The Company has mitigated some of the commodity price risk by hedging a portion of its production.  The Company believes that its position as a low cost operator allows for the development of reserves and production in a low price environment.

•     Geological and geophysical expenditures – In 2010, the Company is spending $10.5 million on seismic data to determine optimal placement for future Marcellus wells and $1.5 million on 2D and 3D seismic data over properties in which the Company holds deeper exploration and drilling rights.

EQT MIDSTREAM

OVERVIEW

EQT Midstream’s 2010 third quarter net operating revenues increased 25% from the third quarter 2009. The increase is primarily due to higher gathering and processing volumes, increased NGL sales prices and higher average gathering fees.  Increases in net operating revenues were partially offset by increased operating expenses. Operating and maintenance (O&M) expense increased in conjunction with the overall growth of the business while DD&A increased primarily due to the investment in infrastructure.

During the quarter ended June 30, 2010, the Company and DCP Midstream Partners, and its sponsor, DCP Midstream, LLC (together, DCP), signed a non-binding letter of intent to create a natural gas processing and related NGL infrastructure joint venture to serve EQT Production and third party producers in the Marcellus and Huron/Berea Shale areas of the Appalachian basin.  The letter of intent contemplated that the joint venture would pursue gas processing and related NGL infrastructure opportunities and would be the preferred processor for the Company’s wet gas in the Marcellus and Huron/Berea Shale areas. Since that time, the Company and DCP have evaluated a number of alternative transaction structures, in addition to the originally proposed joint venture structure, to address the Company’s processing needs. The parties are currently discussing possible terms associated with these alternative transaction structures.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for details regarding the Company’s capital expenditures for EQT Midstream infrastructure projects.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

EQT MIDSTREAM

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%	2010	2009	%
OPERATIONAL DATA

Gathering and processing:
Gathered volumes (BBtu)	49,990	40,849	22.4	142,074	118,918	19.5
Average gathering fee ($/MMBtu)	$1.12	$1.05	6.7	$1.10	$1.04	5.8
Gathering and compression expense ($/MMBtu)	$0.40	$0.42	(4.8)	$0.38	$0.41	(7.3)
NGLs sold (Mgal) (a)	37,348	29,948	24.7	107,077	89,836	19.2
Average NGL sales price ($/gal)	$1.00	$0.78	28.2	$1.07	$0.69	55.1
Transmission pipeline throughput (BBtu)	27,138	21,471	26.4	76,196	61,003	24.9

Net operating revenues (thousands):
Gathering	$54,014	$42,725	26.4	$153,777	$122,178	25.9
Processing	23,699	15,076	57.2	72,040	31,823	126.4
Transmission	19,497	18,006	8.3	59,057	55,551	6.3
Storage, marketing and other	11,849	11,737	1.0	52,402	51,758	1.2
Total net operating revenues	$109,059	$87,544	24.6	$337,276	$261,310	29.1

Capital expenditures (thousands)	$59,499	$39,817	49.4	$138,479	$155,334	(10.9)

FINANCIAL DATA (Thousands)

Total operating revenues	$175,227	$124,065	41.2	$528,766	$366,939	44.1
Purchased gas costs	66,168	36,521	81.2	191,490	105,629	81.3
Total net operating revenues	$109,059	$87,544	24.6	$337,276	$261,310	29.1

Operating expenses:
Operating and maintenance (O&M)	30,140	24,957	20.8	79,694	70,597	12.9
SG&A	11,532	11,232	2.7	33,379	32,551	2.5
DD&A	15,705	13,477	16.5	46,240	38,502	20.1
Total operating expenses	57,377	49,666	15.5	159,313	141,650	12.5
Operating income	$51,682	$37,878	36.4	$177,963	$119,660	48.7

Other income	$193	$342	(43.6)	$452	$1,247	(63.8)
Equity in earnings of nonconsolidated investments	$2,607	$1,946	34.0	$7,472	$4,608	62.2

(a)  NGLs sold includes NGLs recovered at the Company’s processing plant and transported to a fractionation plant owned by a third party for separation into commercial components, net of volumes retained, as well as equivalent volumes sold at liquid component prices under the Company’s contractual processing arrangements with third parties.

Three Months Ended September 30, 2010

vs. Three Months Ended September 30, 2009

EQT Midstream’s operating income totaled $51.7 million for the three months ended September 30, 2010 compared to $37.9 million for the three months ended September 30, 2009.  The $13.8 million increase in operating income was primarily the result of increased gathered volumes and rates and favorable commodity prices for NGLs, partially offset by increases in O&M and DD&A expense.

Total net operating revenues were $109.1 million for the three months ended September 30, 2010 compared to $87.5 million for the three months ended September 30, 2009.  The increase in total net operating revenues was primarily

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

due to an $11.3 million increase in gathering net operating revenues and an $8.6 million increase in processing net operating revenues. Processing net revenues increased due to a 28% higher sales price for NGLs and a 25% increase in NGLs sold.  The majority of the processing net revenues are from processing wet gas produced by EQT Production shale wells.

Gathering net operating revenues increased due to a 22% increase in gathered volumes as well as a 7% increase in gathering rates.  This increase was driven primarily by higher Marcellus Shale volumes from EQT Production.

Total operating revenues increased $51.2 million from the prior year to $175.2 for the three months ended September 30, 2010 as a result of higher gathered volumes and rates as well as increased NGL sales prices and NGLs sold.  In addition, increased marketed volumes, primarily as a result of higher Marcellus activity with affiliates, resulted in increases in both total operating revenues and purchased gas costs.

Operating expenses totaled $57.4 million for the three months ended September 30, 2010 compared to $49.7 million for the three months ended September 30, 2009.  The $7.7 million increase in operating expenses was due to increases of $5.2 million in O&M and $2.2 million in DD&A.  The increase in O&M is primarily due to higher operating costs associated with the increased gathered volumes and processed NGLs including property taxes, electricity and severance taxes as well as a $2.6 million loss on compressor decommissioning at the Kentucky hydrocarbon processing facility.  The increase in DD&A was primarily due to the increased investment in gathering, processing and transmission infrastructure.

Equity in earnings of nonconsolidated investments totaled $2.6 million for the three months ended September 30, 2010 compared to $1.9 million for the three months ended September 30, 2009, and relates to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

Nine months ended September 30, 2010

vs. Nine months ended September 30, 2009

EQT Midstream’s operating income totaled $178.0 million for the nine months ended September 30, 2010 compared to $119.7 million for the nine months ended September 30, 2009.  The $58.3 million increase in operating income was primarily the result of increased NGLs sold and increased NGL sales price, as well as increased gathered volumes and rates, partially offset by increases in O&M and DD&A expense.

Total net operating revenues were $337.3 million for the nine months ended September 30, 2010 compared to $261.3 million for the nine months ended September 30, 2009.  The increase in total net operating revenues was primarily due to a $40.2 million increase in processing net operating revenues, a $31.6 million increase in gathering net operating revenues and a $3.5 million increase in transmission net operating revenues.

The increase in processing net revenues in the third quarter 2010 compared to the third quarter of 2009 resulted primarily from a 55% higher sales price for NGLs combined with a 19% increase in NGLs sold.

Gathering net operating revenues increased as a result of a 20% increase in gathered volumes as well as a 6% increase in gathering rates.  This increase was driven primarily by higher Marcellus Shale volumes from EQT Production.

Transmission net operating revenues increased primarily as a result of higher firm transportation activity resulting from increased Marcellus shale volumes from affiliated shippers.

Storage, marketing and other net operating revenues were comparable with prior year as decreased margins on third party marketing that primarily utilized pipeline capacity offset increased marketing of affiliated production.

Total operating revenues increased $161.8 million from the prior year to $528.8 million for the nine months ended September 30, 2010, primarily as a result of increased NGL sales prices and NGLs sold as well as higher gathered volumes and rates.  In addition, increased marketed volumes, primarily as a result of higher Marcellus Shale activity with affiliates, resulted in increases in both total operating revenues and purchased gas costs.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $159.3 million for the nine months ended September 30, 2010 compared to $141.7 million for the nine months ended September 30, 2009.  The increase in operating expenses was primarily due to increases of $9.1 million in O&M and $7.7 million in DD&A.  The increase in O&M is primarily due to higher operating costs associated with the growth of the business as well as a $2.6 million loss on compressor decommissioning at the Kentucky hydrocarbon processing facility.  The increase in DD&A was primarily due to this increased investment in gathering, processing and transmission infrastructure.

Equity in earnings of nonconsolidated investments totaled $7.5 million for the nine months ended September 30, 2010 compared to $4.6 million for the nine months ended September 30, 2009, and relates to equity earnings recorded for EQT Midstream’s investment in Nora Gathering, LLC.

OUTLOOK

EQT Midstream’s long-term strategy is focused on capitalizing on its infrastructure asset position in the heart of the Marcellus Shale play in southwestern Pennsylvania and northern West Virginia.  The location of the Company’s midstream assets across a wide area of the Marcellus Shale uniquely positions the segment for growth.  In addition, EQT Midstream continues to provide and maintain a long-term growth platform for EQT Production in the Huron/Berea play.  Key projects supporting EQT Midstream’s strategy include:

•                   Gathering Projects.   In the first quarter of 2010, EQT Midstream completed construction of the first phase of the Ingram Gathering system which provides delivery capacity of 50 MMcfe per day of EQT production in Greene County, Pennsylvania, into two Equitrans pipelines.  The second phase of this project extended the system further east and added 4,800HP of compression. The second phase was completed in the third quarter and provides an additional 70 MMcfe per day of capacity for EQT’s production. In Northern West Virginia, EQT Midstream is in the process of constructing a Doddridge Gathering System Expansion which will deliver EQT’s production from North Central West Virginia into the western leg of the Equitrans system.  Capacity additions of at least 60 MMcfe per day are expected to be made available by year-end, bringing total Marcellus gathering capacity in West Virginia to approximately 85 MMcfe per day.

•                   Equitrans Marcellus Expansion Project.   The Equitrans Marcellus Expansion Project is underway and, given its significant scope, is progressing in stages.  Equitrans completed construction of Phase 1 and put that phase into service on October 1, 2010.  This expansion created approximately 100,000 Dth per day of new delivery capacity to Equitrans’ interconnections with five interstate pipeline facilities. Progress on the next phase is underway.  Equitrans has commenced the environmental review for Phase 2 and is finalizing commercial commitments.  Equitrans anticipates filing the certificate application for Phase 2 with the FERC in early 2011, anticipates obtaining final approval in the Summer of 2011 and expects to have Phase 2 in service by the end of 2012.

Gathering, processing and transmission volumes are expected to increase as EQT Midstream expands its infrastructure to support EQT Production’s growth in the Marcellus and Huron/Berea Shale plays. In light of the anticipated continued growth, EQT Midstream is also considering partnering with third parties and other arrangements, including a potential sale of the Big Sandy Pipeline, to facilitate the continued expansion of its assets.

Storage, marketing and other net operating revenues for the fourth quarter 2010 are expected to be approximately $15 million lower than the fourth quarter 2009.  This is primarily due to the relative lack of seasonal volatility and spreads in the forward curve.  Third party marketing margins are also expected to be lower as contracts expire in an environment where capacity constraints have eased, resulting in a smaller premium for marketing services related to our currently unused capacity.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

OVERVIEW

In October 2009, Equitable Gas filed a request with the West Virginia Public Service Commission (WV PSC) to increase the rates it charges its approximately 13,000 customers for delivery of natural gas in West Virginia.  It was the first West Virginia delivery rate increase requested by Equitable Gas since 1991.  In May 2010, Equitable Gas reached a settlement with the active parties that would result in a projected revenue increase of approximately $1.6 million annually. The settlement was approved by the WV PSC on August 24, 2010.

Distribution’s net operating income for the third quarter decreased from $3.2 million in 2009 to $0.6 million in 2010, primarily due to lower residential throughput over the same period in 2009, lower asset optimization revenues, increased field operating and maintenance activities and higher depreciation expense.

See “Capital Resources and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for information on the Company’s capital expenditures for distribution projects.

RESULTS OF OPERATIONS

DISTRIBUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%	2010	2009	%

OPERATIONAL DATA

Heating degree days (30 year average: Qtr - 124; YTD - 3759)	73	81	(9.9)	3,350	3,521	(4.9)

Residential sales volumes (MMcf)	1,131	1,282	(11.8)	15,234	15,915	(4.3)
Commercial and industrial volumes (MMcf)	3,990	5,178	(22.9)	20,820	21,813	(4.6)
Total throughput (MMcf) – Distribution	5,121	6,460	(20.7)	36,054	37,728	(4.4)

Net operating revenues (thousands):
Residential	$13,642	$14,044	(2.9)	$80,605	$77,039	4.6
Commercial & industrial	6,374	6,353	0.3	33,862	34,170	(0.9)
Off-system and energy services	4,206	4,921	(14.5)	15,816	16,854	(6.2)
Total net operating revenues	24,222	25,318	(4.3)	130,283	128,063	1.7

Capital expenditures (thousands)	$9,382	$9,844	(4.7)	$21,107	$25,337	(16.7)

FINANCIAL DATA (thousands)

Total operating revenues	$53,208	$54,599	(2.5)	$338,812	$425,865	(20.4)
Purchased gas costs	28,986	29,281	(1.0)	208,529	297,802	(30.0)
Net operating revenues	$24,222	$25,318	(4.3)	$130,283	$128,063	1.7

Operating expenses:
O&M	$11,027	$10,158	8.6	$32,607	$30,588	6.6
SG&A	6,494	6,405	1.4	27,256	24,591	10.8
DD&A	6,057	5,525	9.6	18,067	16,449	9.8
Total operating expenses	23,578	22,088	6.7	77,930	71,628	8.8
Operating income (loss)	$644	$3,230	(80.1)	$52,353	$56,435	(7.2)

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2010

vs. Three Months Ended September 30, 2009

Distribution’s operating income totaled $0.6 million for the three months ended September 30, 2010 compared to $3.2 million for the three months ended September 30, 2009.  The $2.6 million decrease in operating income was primarily due to lower residential and off-system and energy services net revenues and higher operating expenses.

Net operating revenues were $24.2 million for the three months ended September 30, 2010 compared to $25.3 million for the same period in 2009.  The $1.1 million decrease in net operating revenues was due to lower off-system and energy services revenues, lower residential net operating revenues and fewer asset optimization activities in 2010. Off-system and energy services net revenues decreased $0.7 million primarily due to a decrease in asset optimization activities and a decrease in gathering revenues.  Net revenues from residential customers decreased $0.4 million primarily due to lower residential throughput.  Commercial and industrial net revenues increased slightly due to higher base rates.  The 1,188 MMcf decrease in commercial and industrial volumes from 2009 to 2010 relates to a decrease in usage by one industrial customer.  These high volume industrial sales have low margins and did not significantly impact total net operating revenues.  A decrease in gas costs associated with asset optimization transactions and a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $23.6 million for the three months ended September 30, 2010 compared to $22.1 million for the three months ended September 30, 2009.  The $1.5 million increase in operating expenses was the result of increased O&M expense and increased DD&A expense. The increased O&M expense was primarily related to increased leak repairs and maintenance activities for gathering operations.  The increase in DD&A was primarily due to additional assets placed in to service during 2009.

Nine months ended September 30, 2010

vs. Nine months ended September 30, 2009

Distribution’s operating income totaled $52.4 million for the nine months ended September 30, 2010 compared to $56.4 million for the nine months ended September 30, 2009.  The decrease in operating income was primarily the result of an increase in bad debt expense, warmer weather and an increase in other operating expenses.

Net operating revenues were $130.3 million for the nine months ended September 30, 2010, an increase of $2.2 million from 2009.  This increase was a result of increased first quarter revenues from residential customers as a result of the Company’s base rate increase in late February 2009.  This increase in rates was partially offset by a decrease in residential, commercial and industrial net revenues due to weather that was 5% warmer than the first nine months of 2009 (11% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average.) The first nine months of 2010 was the fourth warmest January through September time period recorded per NOAA over the last 30 years in the Company’s service territory, with an average temperature of 55.6 degrees Fahrenheit. A decrease in gas costs associated with asset optimization transactions and a decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $77.9 million for the nine months ended September 30, 2009 compared to $71.6 million for the nine months ended September 30, 2009.  The increase was primarily the result of a $3.5 million increase in bad debt expense combined with increased field operating and maintenance activities and an increase in DD&A. The increase in bad debt expense was primarily due to a decrease in federal energy assistance funding for low-income customers from 2009 to 2010. The increase in DD&A was due to additional assets placed in service during 2009.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2010, Equitable Gas Company, LLC was selected by the Pennsylvania Department of Environmental Protection to receive a $700,000 grant that will assist in the construction of a public-access natural gas fueling station in Pittsburgh, PA.  Construction of the fueling station is expected to be completed in 2011.

INCOME TAXES

Income Taxes

The effective tax rate for the nine months ended September 30, 2010 was 36.2% compared to 40.9% for the nine months ended September 30, 2009. The decrease in the expected annual effective tax rate from 2009 is primarily the result of the impact of certain nondeductible expenses in 2009 and the loss of certain prior year deductions in 2009 as a result of carrying 2009 losses back to receive a cash refund of taxes paid in prior years.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the first nine months of 2010 were cash flows from operating activities and proceeds from an offering of common stock. On March 16, 2010, the Company completed a common stock offering of 12,500,000 shares. The underwriters in this transaction also exercised their over-allotment option to purchase 225,000 additional shares of the Company’s Common Stock on April 14, 2010.  The Company is using the net proceeds of $537.2 million from the offering to accelerate development of its Marcellus and Huron/Berea Shale plays.

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2010 was $621.0 million compared to $553.0 million for the same period of 2009. The increase in cash flows provided by operating activities was primarily attributable to higher earnings primarily as a result of increased production volumes and higher NGL prices.

Investing Activities

Cash flows used by investing activities during the nine months ended September 30, 2010 was $863.8 million compared to $645.5 million for the same period of 2009. Capital expenditures totaled $863.0 million for the first nine months of 2010 and $636.1 million for the first nine months of 2009.  The increase in capital expenditures was partially offset by reduced capital contributions to Nora and reduced investment in available-for-sale securities.

Capital expenditures for drilling and development, excluding the portion of asset acquisitions funded with common stock, totaled $698.5 million and $446.8 million during the first nine months of 2010 and 2009, respectively.  The Company drilled 79 horizontal Marcellus Shale wells at an average cost of $4.1 million in the first nine months of 2010 compared to 27 at an average cost of $4.6 million in the first nine months of 2009.  Additionally, the Company drilled 191 horizontal Huron/Berea wells at an average cost of $1.1 million in the first nine months of 2010 compared to 243 at an average cost of $1.1 million in the first nine months of 2009. The increase in the capital expenditures from 2009 to 2010 was due to the cost of the horizontal Marcellus Shale wells exceeding the cost of the Huron/Berea wells on a per well basis.

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

Capital expenditures for the midstream operations totaled $138.5 million and $155.3 million during the first nine months of 2010 and 2009, respectively.  The $16.8 million decrease in capital expenditures was primarily due to reduced infrastructure spending for gathering pipeline compression projects.  2010 capital expenditures for the

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

midstream operations were used primarily in support of EQT Production growth in the Marcellus and Huron/Berea Shale plays.

Capital expenditures at Distribution totaled $21.1 million for the first nine months of 2010 compared to $25.3 million for the first nine months of 2009.  The 2010 expenditures were for mainline replacements and other infrastructure projects. The $4.2 million decrease in capital expenditures was primarily due to reduced mainline replacement work in the first nine months of 2010 as compared to the same period in 2009.

The Company is currently forecasting capital expenditures for 2010, excluding acquisitions, of approximately $1.2 billion.

Financing Activities

Cash flows provided by financing activities totaled $440.1 million for the first nine months of 2010 compared to $285.0 million for the first nine months of 2009, an increase of $155.1 million, as a result of the proceeds from the 2010 equity offering exceeding the impact of the 2009 debt offering, net of repayment of short-term loans.  In 2010, the Company completed a common stock offering of 12,725,000 shares.  The Company is using the net proceeds of $537.2 million from the offering to accelerate development of its Marcellus and Huron/Berea Shale plays.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at September 30, 2010.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and its access to the credit markets.

	Senior	Short-Term
Rating Service	Notes	Rating
Moody’s Investors Service	Baa1	P-2
Standard & Poor’s Ratings Services	BBB	A-3
Fitch Ratings	BBB +	F-2

On September 30, 2010 Moody’s Investors Services (Moody’s) reaffirmed its ratings on EQT.  The outlook is negative.  Moody’s stated that the “ratings reflect the diversification and vertical integration among its three business segments as well as the Baa stand alone quality of both its E&P and LDC operations.”

On September 20, 2010, Standard & Poor’s Ratings Services (S&P) reaffirmed its ratings on EQT.  The outlook is negative.  S&P stated that the ratings and outlook reflect the Company’s “competitive operating cost structure in its exploration and production (E&P) segment, long reserve life” and the Company’s “aggressive spending in its more volatile E&P and midstream businesses.”

On March 26, 2010, Fitch affirmed its ratings on EQT stating that the “ratings are supported by the strong performance of its upstream segment, the relatively predictable cash flows from its midstream and distribution segments, a significant use of equity to help finance its growth strategy, and management’s continued maintenance of a strong liquidity position.”

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (loss).  As of September 30, 2010, the Company is in compliance with all existing debt provisions and covenants.

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

The approximate volumes and prices of the Company’s total hedge position for 2010 through 2012 production are:

	2010**	2011	2012
Swaps
Total Volume (Bcf)	6	19	-
Average Price per Mcf (NYMEX)*	$5.12	$5.10	$ -

Puts
Total Volume (Bcf)	1	3	-
Average Floor Price per Mcf (NYMEX)*	$7.35	$7.35	$ -

Collars
Total Volume (Bcf)	6	21	21
Average Floor Price per Mcf (NYMEX)*	$6.72	$6.53	$6.51
Average Cap Price per Mcf (NYMEX)*	$12.14	$11.91	$11.83

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**October through December

The Company’s exposure to a $0.10 change in average NYMEX natural gas price is approximately $0.02 per diluted share for 2010, approximately $0.07 per diluted share for 2011 and approximately $0.09 for 2012.  The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices.

In 2008 and 2009, the Company effectively settled certain derivative commodity swaps scheduled to mature during the period 2010 through 2013 by de-designating the swaps and entering into directly counteractive swaps. The Company also terminated certain collars scheduled to mature during the period 2010 through 2012.  As of the dates of these transactions, the Company had recorded a loss, net of tax, in accumulated other comprehensive income (loss) of approximately $12 million ($21 million pre-tax) for the swaps and  a gain, net of tax, in accumulated other comprehensive income (loss) of approximately $5 million ($8 million pre-tax) for the collars.  This net loss recorded in other comprehensive income (loss) from these transactions will be recognized in operating revenues in the Statements of Consolidated Income, and included in the average well-head sales price, when the underlying physical transactions occur.  As a result, the Company will recognize reduced operating revenues of approximately $1.2  million  in the fourth quarter of 2010 and $5.4 million, $0.6 million and $2.5 million in 2011, 2012 and 2013 respectively.

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

Dividend

On October 20, 2010, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable December 1, 2010, to shareholders of record on November 5, 2010.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2010.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily through the EQT Production and the EQT Midstream segments.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored.  The Company also enters into energy trading contracts to leverage its assets and limit its exposure to shifts in market prices.  The Company’s use of these derivative financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

Management monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted.  The Company’s overall objective in its hedging program is to ensure an adequate level of return for the well development and infrastructure investment at EQT Production and EQT Midstream.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of September 30, 2010, the Company hedged portions of expected equity production through 2015 and portions of forecasted purchases and sales by utilizing futures contracts, swap agreements and collar agreements covering approximately 139 Bcf of natural gas.  See the “Commodity Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further discussion.  The following sensitivity analysis estimates the potential effect on fair value or future earnings from derivative commodity instruments due to a 10% increase and a 10% decrease in commodity prices.  A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2010 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $53.7 million.  A hypothetical increase of 10% in the market price of natural gas from the September 30, 2010 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $51.5 million.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal change in fair value as described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2010.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Approximately 71%, or $268.0 million, of OTC derivative contracts outstanding at September 30, 2010 have a positive fair value.  As of September 30, 2010, all outstanding derivative contracts are with counterparties having an S&P rating of A or above at that date.

As of September 30, 2010, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas to certain marketers, including the Company’s wholly-owned marketing subsidiary, EQT Energy, and utility and industrial customers located mainly in the Appalachian Basin area.  Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the sale of produced NGLs to a gas processor in Kentucky and the gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on October 26, 2011.  The credit facility is underwritten by a syndicate of 15 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  As of September 30, 2010, the Company had no loans outstanding under the facility.  The Company has a $23.5 million irrevocable standby letter of credit outstanding at September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company has established reserves for pending litigation, which it believes are adequate, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Item 1A.  Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

10.1                                 Executive Performance Incentive Program (Porges 2010)

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

October 28, 2010

INDEX TO EXHIBITS

Exhibit #	Document Description	Incorporated by Reference

10.1	Executive Performance Incentive Program (Porges 2010)	Filed herewith as Exhibit 10.1

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101