Form 10-Q
period 2011-03-31
EQT Corp
filed 2011-04-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of March 31, 2011, 149,429,657 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Thousands, except per share amounts)
Operating revenues	$455,671	$436,640

Operating expenses:
Purchased gas costs	98,214	113,962
Operation and maintenance	25,055	34,518
Production	16,111	16,621
Exploration	1,375	1,335
Selling, general and administrative	38,891	39,212
Depreciation, depletion and amortization	78,398	61,879
Total operating expenses	258,044	267,527

Operating income	197,627	169,113
Gain on sale of Langley natural gas processing complex	22,785	–
Gain on sale of available-for-sale securities	4,015	–
Equity in earnings of nonconsolidated investments	2,358	2,527
Other income	431	527
Interest expense	32,852	34,134

Income before income taxes	194,364	138,033
Income taxes	72,109	49,968
Net income	$122,255	$88,065

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	149,271	134,084
Net income	$0.82	$0.66
Diluted:
Weighted average common shares outstanding	150,002	135,009
Net income	$0.82	$0.65
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income	$122,255	$88,065
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	2,717	4,000
Depreciation, depletion, and amortization	78,398	61,879
Unrealized losses on mark-to-market and fair value derivative activities	594	–
Other income	(431)	(527)
Gain on sale of available-for-sale securities	(4,015)	–
Gain on sale of Langley natural gas processing complex	(22,785)	–
Equity in earnings of nonconsolidated investments	(2,358)	(2,527)
Equity award expense	3,998	3,244
Deferred income taxes	70,716	50,150
Changes in other assets and liabilities:
Inventory	67,245	69,926
Accounts receivable and unbilled revenues	14,573	(5,374)
Accounts payable	(41,108)	(62,154)
Derivative instruments at fair value, net	9,694	1,619
Income tax refund receivable	–	124,142
Other assets and liabilities	(71,979)	(57,030)
Net cash provided by operating activities	227,514	275,413

Cash flows from investing activities:
Capital expenditures	(263,428)	(217,527)
Dividend from Nora Gathering LLC	15,000	–
Proceeds from sale of available-for-sale investments	14,028	–
Proceeds from sale of assets	230,525	–
Investment in available-for-sale securities	–	(750)
Net cash used in investing activities	(3,875)	(218,277)

Cash flows from financing activities:
Dividends paid	(32,886)	(28,818)
Proceeds from issuance of common stock, net	–	527,735
Decrease in short-term loans	(53,650)	(5,000)
Proceeds from exercises under employee compensation plans	1,525	1,973
Net cash (used in) provided by financing activities	(85,011)	495,890

Net increase in cash and cash equivalents	138,628	553,026
Cash and cash equivalents at beginning of period	–	–
Cash and cash equivalents at end of period	$138,628	$553,026

Cash paid (received) during the period for:
Interest, net of amount capitalized	$10,791	$12,762
Income taxes, net	$29	$(124,142)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$ 138,628	$ –
Accounts receivable (less accumulated provision for doubtful accounts March 31, 2011 and December 31, 2010: $21,152 and $18,335)	149,655	156,709
Unbilled revenues	28,125	38,361
Inventory	72,241	137,853
Derivative instruments, at fair value	179,671	225,339
Assets held for sale	–	207,678
Prepaid expenses and other	47,116	62,000
Total current assets	615,436	827,940

Equity in nonconsolidated investments	178,569	191,265

Property, plant and equipment	7,935,427	7,689,025
Less: accumulated depreciation and depletion	1,847,093	1,778,934
Net property, plant and equipment	6,088,334	5,910,091

Investments, available-for-sale	15,943	28,968
Regulatory assets	101,982	100,949
Other assets	36,508	39,225
Total assets	$ 7,036,772	$ 7,098,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
	(Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6,000	$6,000
Short-term loans	–	53,650
Accounts payable	171,463	212,134
Derivative instruments, at fair value	93,469	106,721
Other current liabilities	134,323	218,479
Total current liabilities	405,255	596,984

Long-term debt	1,943,200	1,943,200
Deferred income taxes and investment tax credits	1,338,645	1,274,888
Unrecognized tax benefits	40,816	41,451
Pension and other post-retirement benefits	40,629	44,135
Other credits	114,971	119,084
Total liabilities	3,883,516	4,019,742

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued March 31, 2011 and December 31, 2010: 175,685 and 175,684	1,718,323	1,723,898
Treasury stock, shares at cost: March 31, 2011 and December 31, 2010: 26,255 and 26,531	(474,071)	(479,072)
Retained earnings	1,885,135	1,795,766
Accumulated other comprehensive income	23,869	38,104
Total common stockholders’ equity	3,153,256	3,078,696
Total liabilities and stockholders’ equity	$7,036,772	$7,098,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2011 and December 31, 2010 and the results of its operations and cash flows for the three month periods ended March 31, 2011 and 2010.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in three segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, natural gas liquids (NGLs) and a limited amount of crude oil in the Appalachian Basin.  EQT Midstream’s operations include the natural gas gathering, transportation, storage and marketing activities of the Company.  Distribution’s operations primarily comprise the state-regulated natural gas distribution activities of the Company.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Revenues from external customers:
EQT Production	$173,042	$144,363
EQT Midstream	141,662	154,596
Distribution	195,091	222,255
Less: intersegment revenues (a)	(54,124)	(84,574)
Total	$455,671	$436,640
Operating income:
EQT Production	$82,329	$73,117
EQT Midstream	66,633	52,691
Distribution	53,367	47,419
Unallocated expenses (b)	(4,702)	(4,114)
Total	$197,627	$169,113

Reconciliation of operating income to net income:

Gain on sale of Langley natural gas processing complex	$22,785	$–

Gain on sale of available-for-sale securities	$4,015	$–

Equity in earnings of nonconsolidated investments:
EQT Production	$36	$42
EQT Midstream	2,321	2,464
Unallocated	1	21
Total	$2,358	$2,527

Other income:
EQT Midstream	$346	$195
Distribution	85	332
Total	$431	$527

Interest expense	$32,852	34,134
Income taxes	72,109	49,968
Net income	$122,255	$88,065

	March 31,	December 31,
	2011	2010
	(Thousands)
Segment Assets:
EQT Production	$4,215,021	$3,979,676
EQT Midstream	1,801,645	2,076,485
Distribution	808,432	848,419
Total operating segments	6,825,098	6,904,580
Headquarters assets, including cash and short-term investments	211,674	193,858
Total assets	$7,036,772	$7,098,438

(a)	Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and both EQT Production and Distribution.
(b)	Unallocated expenses primarily consist of certain incentive compensation and administrative costs in excess of budget that are not allocated to the operating segments.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$57,834	$40,910
EQT Midstream	14,708	14,924
Distribution	5,957	5,994
Other	(101)	51
Total	$78,398	$61,879

Expenditures for segment assets:
EQT Production	$226,972	$178,415
EQT Midstream	29,105	34,687
Distribution	6,219	3,975
Other	1,132	450
Total	$263,428	$217,527

C.        Derivative Instruments

Natural Gas Hedging Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and natural gas liquids, which can affect the operating results of the Company primarily through the EQT Production and EQT Midstream segments. The Company’s overall objectives in its hedging program are to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses non-leveraged derivative commodity instruments that are placed with major financial institutions whose creditworthiness is continually monitored. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed price and a variable price for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. Put option contracts provide protection from dropping prices and require the counterparty to pay the Company if the index price falls below the contract price. The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on short-term or long-term debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  At contract inception, the Company designates its derivative instruments as hedging or trading activities. To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income, net of tax, and is subsequently reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the forecasted transaction affects earnings. For a derivative instrument that has been designated and qualifies as a fair value hedge, the change in the fair value for the instrument is recognized as a portion of operating revenues in the Statements of Consolidated Income each period.  In addition, the change in the fair value of the hedged item (natural gas inventory) is recognized as a portion of operating revenues in the Statements of Consolidated Income.  The Company has elected to exclude the spot/forward differential for the assessment of effectiveness of the fair value hedges. Any hedging ineffectiveness and any change in fair value of derivative instruments that have not been designated as hedges, are recognized as a portion of operating revenues in the Statements of Consolidated Income each period.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A portion of the derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges. A portion of the derivative commodity instruments used by the Company to hedge its exposure to adverse changes in the market price of natural gas stored in the ground have been designated and qualify as fair value hedges. The current hedge position extends through 2015. See “Commodity Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further details of the Company’s hedged position.

The Company also enters into a limited amount of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited amount of other derivative instruments not designated as hedges.

Substantially all derivatives recognized in the balance sheet and used in hedging relationships are commodity contracts.  All gains (losses) recognized in income or reclassified from accumulated other comprehensive income into income are reported in operating revenues.  All derivative instrument assets and liabilities are reported in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can effectively net settle its derivative instruments at any time by taking offsetting positions.

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Derivatives designated as cash flow hedges
Amount of gain recognized in other comprehensive income (OCI) (effective portion), net of tax	$4,199	$77,519
Amount of gain reclassified from accumulated OCI into income (effective portion), net of tax (a)	$16,905	$14,107
Amount of gain (loss) recognized in income (ineffective portion) (b)	$(625)	$1,801

Derivatives designated as fair value hedges (c)
Amount of gain (loss) recognized in income for fair value commodity contracts	$(1,896)	$–
Fair value adjustment gain recognized in income for inventory designated as hedged item	$1,633	$–

Derivatives not designated as hedging instruments
Amount of loss recognized in income	$(1,679)	$(123)

(a) Includes $0 and $2.6 million for the three months ended March 31, 2011 and 2010, respectively, of unrealized hedge gains reclassified into earnings to offset lower of cost or market adjustments on hedged items.  The Company also had an immaterial amount of OCI reclassified to interest expense related to an interest rate swap on long-term debt.

(b) No amounts have been excluded from effectiveness testing of cash flow hedges.

(c) The net impact on operating revenues for the first quarter of 2011 relates to the exclusion of the spot/forward differential from the assessment of effectiveness.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2011	2010
	(Thousands)
Asset derivatives
Derivatives designated as hedging instruments	$104,416	$141,834
Derivatives not designated as hedging instruments	75,255	83,505
Total asset derivatives	$179,671	$225,339

Liability derivatives
Derivatives designated as hedging instruments	$8,236	$12,097
Derivatives not designated as hedging instruments	85,233	94,624
Total liability derivatives	$93,469	$106,721

The net fair value of derivative instruments changed during the first quarter of 2011 primarily as a result of an increase in forward natural gas prices and settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 186 Bcf and 181 Bcf as of March 31, 2011 and December 31, 2010, respectively, and are primarily related to natural gas swaps and collars.  The open positions at March 31, 2011 had maturities extending through December 2015.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as fair value hedges totaled 6 Bcf as of March 31, 2011.  No derivative commodity instruments were designated as fair value hedges as of December 31, 2010.

The Company had deferred net gains of $52.5 million and $65.2 million in accumulated other comprehensive income, net of tax, as of March 31, 2011 and December 31, 2010, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $22.9 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of March 31, 2011 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.  This recognition occurs through an increase in the Company’s net operating revenues resulting in the average hedged price becoming the realized sales price.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to post cash or other collateral to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  The Company records these deposits as current assets.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $2.1 million as of March 31, 2011 and a current liability of $0.5 million as of December 31, 2010 for such deposits in its Condensed Consolidated Balance Sheets.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of March 31, 2011, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position is $7.0 million, for which the Company had no collateral posted on March 31, 2011.  If the Company’s credit rating had been downgraded below investment grade on March 31, 2011, the Company would have been required to post collateral of $7.0 million for the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  The Company’s unsecured medium-term debt was rated BBB by Standard & Poor’s Rating Services (S&P), Baa1 by Moody’s Investor Services (Moody’s) and BBB by Fitch Ratings Service (Fitch) at March 31, 2011. In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Fitch and Baa3 or higher by Moody’s. Anything below these ratings is considered to be non-investment grade.

D.                        Investments, Available-For-Sale

As of March 31, 2011, the investments classified by the Company as available-for-sale consist of approximately $15.9 million of equity and bond funds intended to fund plugging and abandonment and other liabilities for which the Company self-insures.

	March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Thousands)
Equity funds	$ 9,849	$4,345	$–	$14,194
Bond funds	1,594	155	–	1,749
Total investments	$ 11,443	$4,500	$–	$15,943

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

During the three month period ended March 31, 2010, the Company purchased additional securities with a cost basis totaling $0.8 million.

During the three month period ended March 31, 2011, the Company sold available-for-sale securities for proceeds of $14.0 million which resulted in gross realized gains of $4.0 million, $2.6 million of which was reclassified from accumulated other comprehensive income. The Company uses the average cost method to determine the cost of securities sold.

E.         Fair Value Measurements

The Company records its financial instruments, principally derivative commodity instruments, available-for-sale investments and natural gas inventory hedged with fair value hedges at fair value in its Condensed Consolidated Balance Sheets.  The Company has an established process for determining fair value which is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

inputs market-based parameters, including but not limited to forward curves, discount rates, broker quotes, volatilities and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk free instrument.  The Company also considers credit default swaps rates where applicable.

The Company has categorized its assets and liabilities recorded at fair value into a three-level hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts, available-for-sale investments and natural gas inventory hedged with fair value hedges. Assets and liabilities in Level 2 include the majority of the Company’s swap agreements, and assets and liabilities in Level 3 include the Company’s collar and option agreements and an insignificant portion of the Company’s swap agreements.  Since the adoption of fair value accounting, the Company has not made any changes to its classification of assets and liabilities in each category.

The fair value of assets and liabilities included in Level 2 is based on industry models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Swaps included in Level 3 are valued using internal models that use significant unobservable inputs; these internal models are validated each period with non-binding broker price quotes.  The Company has not experienced significant differences between internally calculated values and broker price quotes.  Collars and options included in Level 3 are valued using internal models calculated with market derived volatilities. The Company uses NYMEX forward curves to value futures, NYMEX swaps, collars and options.  The NYMEX forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Investments, available-for-sale	$15,943	$15,943	$–	$–
Derivative instruments, at fair value	179,671	1,965	80,342	97,364
Portion of gas stored underground hedged with fair value hedges	26,564	26,564	–	–
Total assets	$222,178	$44,472	$80,342	$97,364

Liabilities
Derivative instruments, at fair value	$93,469	$3,518	$89,951	$–
Total liabilities	$93,469	$3,518	$89,951	$–

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair value measurements using significant unobservable inputs (Level 3)

Derivative instruments, at fair value, net
(Thousands)
Balance at January 1, 2011	$116,672
Total gains or losses:
Included in earnings	14
Included in other comprehensive income	(5,831)
Purchases	–
Settlements	(13,491)
Transfers in and/or out of Level 3	–
Balance at March 31, 2011	$97,364

The amount of total (losses) or gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2011	–

Gains and losses related to derivative commodity instruments included in earnings for the period are reported in operating revenues in the Statements of Consolidated Income.  All gains or losses included in earnings related to available-for-sale securities are reported as a separate component on the Consolidated Statements of Income.

The carrying value of cash equivalents and short-term loans approximates fair value due to the short maturity of the instruments.

The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 was approximately $2 billion.  The fair value was estimated using the Company’s established fair value methodology based on quoted rates reflective of the remaining maturity.

F.             Comprehensive Income

Total comprehensive income, net of tax, was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands)
Net income	$122,255	$88,065
Other comprehensive income:
Net change in cash flow hedges	(12,676)	63,443
Unrealized (loss) gain on investments, available-for-sale	(1,971)	855
Pension and other post-retirement benefit plans	412	403
Total comprehensive income	$108,020	$152,766

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31,	December 31,
	2011	2010
	(Thousands)
Net unrealized gain from hedging transactions	$52,338	$65,014
Unrealized gain on available-for-sale securities	2,925	4,896
Pension and other post-retirement benefits adjustment	(31,394)	(31,806)
Accumulated other comprehensive income	$23,869	$38,104

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company’s effective income tax rate for the three months ending March 31, 2011 is 37.1%.  The estimated annual effective income tax rate as of March 31, 2010 was 36.2%.  The Company currently estimates the 2011 annual effective income tax rate to be approximately 37.1%.  The increase in the expected annual effective tax rate from 2010 is primarily the result of an increase in limitations imposed on certain state tax losses.  This increase was partially offset by decreases in the rate from a regulatory asset recorded to recover deferred taxes as a result of deducting as repairs certain costs capitalized for financial accounting purposes and a change in the reserves for uncertain tax positions.

There were no material changes to the Company’s methodology or to the balance recorded for unrecognized tax benefits during the three months ended March 31, 2011.

The Internal Revenue Service (IRS) has completed its audit and review of the Company’s federal income tax filings through 2005. The only unresolved issue relates to research and experimentation tax credits of $3.8 million claimed by the Company for years 2001 through 2005 which issue is currently under review by the Appeals Division of the IRS.  The IRS began its audit and review of the Company’s federal income tax filings for the 2006 through 2009 years during the second quarter of 2010.  The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions.

The Worker, Homeownership and Business Assistance Act of 2009 extended the applicability of the tax net operating loss carryback provision from 2 years to 5 years for either the 2008 or 2009 tax year.  The Company elected to carryback its 2009 tax operating loss under this law and received a refund of $121.5 million from the IRS during the first quarter of 2010. The net operating loss was primarily generated from intangible drilling costs (IDC) for the Company’s drilling program that are deducted currently for tax purposes and from accelerated tax depreciation associated with the expansion of the Company’s midstream business.

H.        Short-Term Loans

As of March 31, 2011, the Company had outstanding under the revolving credit facility an irrevocable standby letter of credit of $23.1 million and no loans.  As of December 31, 2010, the Company had outstanding under the revolving credit facility loans of $53.7 million and an irrevocable standby letter of credit of $23.5 million.  Commitment fees averaging approximately one-twentieth of one percent in the first quarter of 2011 and one-fortieth of one percent in the first quarter of 2010 were paid to maintain credit availability under the applicable revolving credit facility.

The weighted average interest rate for short-term loans outstanding as of December 31, 2010 was 1.81% per annum.  The maximum amount of outstanding short-term loans at any time during the three months ended March 31, 2011 and 2010 was $104.0 million and $139.7 million, respectively.  The average daily balance of short-term loans outstanding during the three months ended March 31, 2011 and 2010 was approximately $22.3 million and $86.1 million, respectively, at weighted average annual interest rates of 1.81% and 0.47%, respectively.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

I.                             Long-Term Debt

	March 31,	December 31,
	2011	2010
	(Thousands)
5.15% notes, due November 15, 2012	$ 200,000	$ 200,000
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due June 1, 2019	700,000	700,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
8.5% to 9.0% Series A, due 2011 thru 2021	46,200	46,200
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
7.6% Series C, due 2018	8,000	8,000
	1,949,200	1,949,200
Less debt payable within one year	6,000	6,000
Total long-term debt	$ 1,943,200	$ 1,943,200

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

J.                          Dispositions

On February 1, 2011, the Company sold its natural gas processing complex in Langley, Kentucky and associated natural gas liquids pipeline for $230.5 million. In conjunction with this transaction, the Company realized a pre-tax gain of $22.8 million. The Langley processing complex included a 100 million cubic feet per day (MMcfd) cryogenic processing plant, a 75 MMcfd refrigeration processing plant and approximately 28,000 horsepower of compression.

K.                        Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share totaled 731,076 and 924,959 for the three months ended March 31, 2011 and March 31, 2010, respectively.  Options to purchase common stock which were not included in potentially dilutive securities because they were anti-dilutive totaled 886,355 and 1,241,566 for the three months ended March 31, 2011 and March 31, 2010, respectively.

L.                         Subsequent Events

The Company has evaluated subsequent events through the date of financial statement issuance.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s drilling and infrastructure programs (including the Equitrans Marcellus expansion project) and technology, transactions, including asset sales and/or joint ventures involving the Company’s assets, production and sales volumes, gathering, transmission and marketed volumes, revenue projections, reserves, operating costs, well costs (such as costs for drilling and fracing services), competition for drilling and completion services, capital expenditures, financing requirements and availability, hedging strategy, the effects of government regulation and tax position.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2010.

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

CORPORATE OVERVIEW

Three Months Ended March 31, 2011

vs. Three Months Ended March 31, 2010

EQT’s consolidated net income for the three months ended March 31, 2011 was $122.3 million, $0.82 per diluted share, compared with $88.1 million, $0.65 per diluted share, for the period ended March 31, 2010. The $34.2 million increase in net income from 2010 to 2011 was primarily attributable to the gain on sale of the Langley natural gas processing complex, increased production sales volumes and reductions in reserves for certain non-income taxes, primarily relating to property tax settlements.  These favorable variances were partially offset by lower average wellhead sales price, increased depreciation, depletion and amortization and lower margins as a result of lower seasonal price spreads.

The average realized sales price to EQT Corporation for production sales volumes was $5.43 per Mcfe during the first quarter 2011 compared to $6.45 per Mcfe in the same period of the prior year.  Hedging activities resulted in an

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase in the price of production sales volumes of $0.46 per Mcfe in 2011 compared to $0.22 per Mcfe in 2010 as a result of higher volumes being hedged and decreases in NYMEX natural gas prices in the current year.

See Investing Activities in Capital Resources and Liquidity for a discussion of capital expenditures.

EQT CORPORATION

	Three Months Ended
	March 31,

	2011	2010	%
OPERATIONAL DATA

Average realized price to EQT Corporation (including hedges)
Natural gas ($/Mcf)	$4.83	$5.86	(17.6)
NGLs ($/Bbl)	52.09	49.95	4.3
Crude oil ($/Bbl)	78.39	75.95	3.2
Total ($/Mcfe) (a)	$5.43	$6.45	(15.8)

NYMEX	$4.11	$5.30	(22.5)

Average realized price to EQT Corporation (excluding hedges)
Natural gas ($/Mcf)	$4.33	$5.62	(23.0)
NGLs ($/Bbl)	52.09	49.95	4.3
Crude oil ($/Bbl)	78.39	75.95	3.2
Total ($/Mcfe) (a)	$4.97	$6.24	(20.4)

Natural gas sales volumes (MMcf)	40,135	27,491	46.0
NGL sales volumes (Mbbls)	726	618	17.5
Crude oil sales volumes (Mbbls)	31	21	47.6
Total produced sales volumes (MMcfe) (b)	43,047	30,000	43.5

Capital expenditures (thousands)	$263,428	$217,527	21.1

(a)                                  Included in the price are revenues that are allocated to EQT Midstream for gathering and transportation of EQT Production produced gas and NGLs. The related revenue allocated to EQT Midstream totaled $63.0 million ($1.46 per Mcfe produced) and $51.4 million ($1.71 per Mcfe produced) for the three months ended March 31, 2011 and 2010, respectively

(b)                                 NGLs were converted to Mcfe at the rate of 3.75 Mcfe per barrel and 3.86 Mcfe per barrel based on the liquids content for the three months ended March 31, 2011 and 2010, respectively, and crude oil was converted to Mcfe at the rate of six Mcfe per barrel for both periods.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,

	2011	2010	%
OPERATIONAL DATA

Natural gas, NGL and crude oil production (MMcfe) (a)	44,526	31,397	41.8
Company usage, line loss (MMcfe)	(1,479)	(1,397)	5.9
Total sales volumes (MMcfe)	43,047	30,000	43.5

Natural gas sales volumes (MMcf)	40,135	27,491	46.0
NGL sales volumes (Mbbls)	726	618	17.5
Crude oil sales volumes (Mbbls)	31	21	47.6
Total sales volumes (MMcfe) (b)	43,047	30,000	43.5

Average wellhead sales price (Mcfe) (c)	$3.97	$4.74	(16.2)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.18	$0.25	(28.0)
Production taxes ($/Mcfe)	$0.19	$0.28	(32.1)
Production depletion ($/Mcfe)	$1.25	$1.24	0.8

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$55,612	$38,977	42.7
Other depreciation, depletion and amortization	$2,222	1,933	15.0
Total DD&A	$57,834	$40,910	41.4

Capital expenditures (thousands) (d)	$226,972	$178,415	27.2

FINANCIAL DATA (Thousands)

Total operating revenues	$173,042	$144,363	19.9

Operating expenses:
LOE, excluding production taxes	7,800	7,803	0.0
Production taxes (e)	8,311	8,818	(5.7)
Exploration expense	1,375	1,335	3.0
Selling, general and administrative (SG&A)	15,393	12,380	24.3
DD&A	57,834	40,910	41.4
Total operating expenses	90,713	71,246	27.3
Operating income	$82,329	$73,117	12.6

(a)                      Natural gas, NGL and oil production represents the Company’s interest in natural gas, NGL and oil production measured at the wellhead. It is equal to the sum of total sales volumes, Company usage and line loss.

(b)                     NGLs were converted to Mcfe at the rate of 3.75 Mcfe per barrel and 3.86 Mcfe per barrel based on the liquids content for the three months ended March 31, 2011 and 2010, respectively, and crude oil

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

was converted to Mcfe at the rate of six Mcfe per barrel for both periods.

(c)                      Average wellhead sales price is calculated as market price adjusted for hedging activities less deductions for gathering, processing and transmission. These deductions include those reported as revenue in EQT Midstream which totaled $1.46/Mcfe and $1.71/Mcfe for the three months ended March 31, 2011 and 2010, respectively. Additionally, third-party gathering, processing and transportation deductions totaled $0.41/Mcfe and $0.38/Mcfe for the three months ended March 31, 2011 and 2010, respectively.

(d)                     Capital expenditures for the three months ended March 31, 2011 and 2010 include $8.7 million and $7.2 million, respectively, for undeveloped property acquisitions.

(e)                      Production taxes include severance and production-related ad valorem and other property taxes.

Three Months Ended March 31, 2011

vs. Three Months Ended March 31, 2010

EQT Production’s operating income totaled $82.3 million for the three months ended March 31, 2011 compared to $73.1 million for the three months ended March 31, 2010.  The $9.2 million increase in operating income was primarily due to increased sales of produced natural gas, NGLs and crude oil, partially offset by a lower average wellhead sales price and an increase in DD&A and SG&A.

Total operating revenues were $173.0 million for the three months ended March 31, 2011 compared to $144.4 million for the three months ended March 31, 2010.  The increase in total operating revenues was due to an increase in production sales volumes which more than offset lower realized prices. The 43% increase in production sales volumes was the result of increased production from the 2009 and 2010 drilling programs, primarily in the Marcellus Shale and Huron plays. These increases were partially offset by the normal production decline in the Company’s wells.  The $0.77 per Mcfe decrease in the average wellhead sales price was primarily due to a 23% decrease in the average NYMEX price partially offset by higher hedging gains compared to the first quarter of 2010 and a higher sales price for NGLs.

Operating expenses totaled $90.7 million for the three months ended March 31, 2011 compared to $71.2 million for the three months ended March 31, 2010.  The increase in operating expenses was primarily the result of increases in DD&A and in SG&A. The depletion expense reflects an increase in volumes ($16.6 million) and the unit rate ($0.3 million). The increase in SG&A was primarily due to higher overhead costs associated with the growth of the Company.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,

	2011	2010	%
OPERATIONAL DATA

Gathered volumes (BBtu)	58,622	44,623	31.4
Average gathering fee ($/MMBtu)	$1.01	$1.10	(8.2)
Gathering and compression expense ($/MMBtu)	$0.30	$0.37	(18.9)
Transmission pipeline throughput (BBtu)	35,562	24,993	42.3

Net operating revenues (thousands):
Gathering	$58,981	$48,734	21.0
Transmission	26,389	21,553	22.4
Storage, marketing and other	21,152	31,188	(32.2)
Total net operating revenues	$106,522	$101,475	5.0

Unrealized (losses) on mark-to-market and fair value derivative activities (thousands) (a)	$(594)	$-	(b)

Capital expenditures (thousands)	$29,105	$34,687	(16.1)

FINANCIAL DATA (Thousands)

Total operating revenues	$141,662	$154,596	(8.4)
Purchased gas costs	35,140	53,121	(33.8)
Total net operating revenues	106,522	101,475	5.0

Operating expenses:
Operating and maintenance (O&M)	14,327	23,228	(38.3)
SG&A	10,854	10,632	2.1
DD&A	14,708	14,924	(1.4)
Total operating expenses	39,889	48,784	(18.2)
Operating income	$66,633	$52,691	26.5

Equity in earnings of nonconsolidated investments	$2,321	$2,464	(5.8)
Other income	$346	$195	77.4

(a)          Included within storage, marketing and other operating revenues.

(b)         Percentage change over prior period can not be calculated due to a 0 denominator.

Three Months Ended March 31, 2011

vs. Three Months Ended March 31, 2010

EQT Midstream’s operating income totaled $66.6 million for the three months ended March 31, 2011 compared to $52.7 million for the three months ended March 31, 2010.  The $13.9 million increase in operating income was primarily the result of increased gathered volumes and transmission throughput and decreased operating expenses,

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

offset by decreased storage, marketing and other net operating revenues and a decreased average gathering fee resulting from a lower Marcellus gathering rate.

Total net operating revenues were $106.5 million for the three months ended March 31, 2011 compared to $101.5 million for the three months ended March 31, 2010.  The increase in total net operating revenues was due to a $10.2 million increase in gathering net operating revenues and a $4.8 million increase in transmission net operating revenues, partially offset by a $10.0 million decrease in storage, marketing and other net operating revenues.

Gathering net operating revenues increased due to a 31% increase in gathered volumes partially offset by an 8% decrease in the average gathering fee resulting from a lower Marcellus gathering rate.  The volume increase was driven primarily by higher Marcellus Shale volumes gathered for EQT Production.  The decrease in average gathering fee was primarily due to a reduction in the rate charged to EQT Production.

Transmission net revenues in the first quarter of 2011 increased from the prior year primarily as a result of higher firm transportation activity from affiliated shippers due to the increased Marcellus Shale volumes and increased capacity from Phase 1 of the Equitrans Marcellus expansion project, which came on-line during the fourth quarter of 2010.

The decrease in storage, marketing and other net revenues was primarily due to reductions in commodity price volatility, seasonal price spreads and volumes of third-party marketing that utilized pipeline capacity.

Total operating revenues decreased $12.9 million, or 8%, primarily as a result of lower sales prices on decreased commercial activity partially offset by an increase in gathered volumes and increased transmission revenues from the Equitrans Marcellus expansion project.  Total purchased gas costs decreased 34% primarily as a result lower gas costs on decreased commercial activity

Operating expenses totaled $39.9 million for the three months ended March 31, 2011 compared to $48.8 million for the three months ended March 31, 2010.  The decrease in operating expenses was primarily due to a decrease of $8.9 million in O&M which resulted from the reduction of certain non-income tax reserves as a result of property tax settlements.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010	%

OPERATIONAL DATA

Heating degree days (30 year average: 2,930)	2,936	2,860	2.7

Residential sales and transportation volumes (MMcf)	12,024	11,865	1.3
Commercial and industrial volumes (MMcf)	11,131	11,436	(2.7)
Total throughput (MMcf)	23,155	23,301	(0.6)

Net operating revenues (thousands):
Residential	$50,950	$49,630	2.7
Commercial & industrial	21,179	19,823	6.8
Off-system and energy services	5,764	7,388	(22.0)
Total net operating revenues	$77,893	$76,841	1.4

Capital expenditures (thousands)	$6,219	$3,975	56.5

FINANCIAL DATA (Thousands)

Total operating revenues	$195,091	$222,255	(12.2)
Purchased gas costs	117,198	145,414	(19.4)
Net operating revenues	77,893	76,841	1.4

Operating expenses:
O&M	10,321	10,600	(2.6)
SG&A	8,248	12,828	(35.7)
DD&A	5,957	5,994	(0.6)
Total operating expenses	24,526	29,422	(16.6)
Operating income	$53,367	$47,419	12.5

Three Months Ended March 31, 2011

vs. Three Months Ended March 31, 2010

Distribution’s operating income totaled $53.4 million for the first quarter of 2011 compared to $47.4 million for the first quarter of 2010.  The increase in operating income is primarily due to colder weather, an increase in the Company’s West Virginia base rates and a decrease in operating expenses.

Net operating revenues were $77.9 million for the first quarter of 2011 compared to $76.8 million for the first quarter of 2010.  The $1.1 million increase in net operating revenues was primarily a result of increased net operating revenues from residential and commercial and industrial customers partially offset by a decrease in lower off systems and energy services.   Net operating revenues from residential customers increased $1.3 million as a result of colder weather and the approval of the Company’s West Virginia base rate increase in August 2010.   The weather in Distribution’s service territory in the first quarter of 2011 was 3% colder than the first quarter of 2010 and approximately the same as the 30-year National Oceanic and Atmospheric Administration average for the

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company’s service territory.  Commercial and industrial net revenues increased $1.4 million due to colder weather and an increase in performance-based revenues, partially offset by lower usage.  Off-system and energy services net operating revenues decreased $1.6 million due to less asset optimization opportunities realized in 2011 partially offset by higher revenues from gathering activities resulting from increased rates.  A decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $24.5 million for the first quarter of 2011 compared to $29.4 million for the first quarter of 2010.  The $4.9 million decrease in operating expenses was primarily due to the reduction of certain non-income tax reserves as a result of settlements with tax authorities and lower bad debt expense. The decrease in bad debt expense was primarily the result of a decrease in the commodity component of residential tariff rates and the Company’s favorable collections experience.  The Company will continue to closely monitor its collection rates and adjust its reserve for uncollectible accounts as necessary.

OUTLOOK

A substantial portion of the Company’s drilling efforts in 2011 are expected to be focused on drilling horizontal wells in shale formations in Pennsylvania, West Virginia and Kentucky. Natural gas producers compete in the acquisition of properties, the search for and development of reserves, the production and sale of natural gas and the securing of labor and equipment required to conduct operations.   Increased drilling activity in the Appalachian basin, especially the Marcellus play, is expected to result in higher competition for drilling and completion services and higher costs for drilling and fracing services.

The Company continues to be committed to profitably expanding its production and developing its reserves through cost-effective, technologically-advanced horizontal drilling in its existing plays.  The Company currently expects natural gas sales volumes growth of approximately 34% in 2011.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the first quarter of 2011 were proceeds from operating activities and proceeds from the sale of the Langley natural gas processing complex.  The Company used the cash primarily to fund its capital program and operations.

Operating Activities

Cash flows provided by operating activities totaled $227.5 million for the first quarter of 2011 and $275.4 million for the first quarter of 2010, a decrease of $47.9 million in cash flows provided by operating activities between years.  The decrease in cash flows provided by operating activities was primarily attributed to the receipt of a $124.1 million tax refund in 2010 and a decrease in commodity prices in 2011, offset by an increase in produced volumes and gathered volumes in 2011.

Investing Activities

Net cash flows used in investing activities totaled $3.9 million for the first quarter 2011 compared to $218.3 million for the first quarter 2010.   The decrease in cash flows used in investing activities was primarily attributed to the Company’s receipt during the first quarter of 2011 of proceeds from the sale of the Langley natural gas processing complex, a dividend received from Nora Gathering LLC and the sale of available for sale securities. Capital expenditures totaled $263.4 million for the first quarter of 2011 and $217.5 million for the first quarter of 2010.

The company commenced drilling on (drilled) 52 gross wells during the first quarter 2011.  Of these wells, 51 were horizontal wells; 28 targeting the Huron play and 23 targeting the Marcellus play. The Company drilled 108 gross wells, including 77 gross horizontal wells in the first quarter of 2010. Capital expenditures for drilling and development were $48.6 million higher in 2011 than 2010 despite the decline in the number of wells on which drilling commenced as a result of an increase in the costs to complete wells in the first quarter 2011 which were drilled in 2010 compared to the cost to complete wells in the first quarter 2010 which were drilled in 2009.  The Company turned in line 15 Marcellus Shale wells and 39 Huron wells in the first quarter of 2011 which were drilled in 2010. In the comparable quarter in 2010, the Company turned in line 33 horizontal Huron wells and no Marcellus Shale wells which were drilled in 2009.

Capital expenditures for the Midstream operations totaled $29.1 million and $34.7 million during the first quarter of 2011 and 2010, respectively. The 2011 and 2010 expenditures were for gathering pipeline and gathering compression projects. The $5.6 million decrease is attributed to 2010 upgrades to the recently sold Langley natural gas processing complex.

Capital expenditures at Distribution totaled $6.2 million for the first quarter of 2011 compared to $4.0 million for the first quarter of 2010.   The $2.2 million increase in capital expenditures was primarily due to the construction of the Company’s natural gas fueling station and lower spending in the first quarter of 2010 due to inclement weather.

Financing Activities

Cash flows used in financing activities totaled $85.0 million for the first quarter of 2011 compared to $495.9 million provided by financing activities for the first quarter of 2010, a decrease of $580.9 million in cash flows provided by financing activities between years.  In the first quarter of 2010, the Company received $527.7 million from a common stock offering of 12,500,000 shares. The Company used the net proceeds from the offering to accelerate development of its Marcellus Shale and Huron plays.  In 2011 the Company repaid $53.7 million of short-term loans with proceeds from the sale of the Langley natural gas processing complex.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at March 31, 2011.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and its access to the credit markets.

	Senior	Short-Term
Rating Service	Notes	Rating
Moody’s Investors Service (Moody’s)	Baa1	P-2
Standard & Poor’s Ratings Services (S&P)	BBB	A-3
Fitch Ratings (Fitch)	BBB	F2

On April 14, 2011, S&P affirmed its ratings on EQT.  The outlook is negative.

On March 23, 2011, Fitch downgraded its rating on EQT to BBB from BBB+.  The outlook is stable. Fitch stated that “the key factor for the downgrade is increased business risk from EQT’s growing focus on upstream operations.”

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most important default events include maintaining covenants with respect to maximum leverage ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income.  As of March 31, 2011, the Company is in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas.  The Company’s overall objectives in this hedging program are to protect cash flow from undue exposure to the risk of changing commodity prices.  The Company’s risk management program includes the use of exchange-traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices and for trading purposes.  The derivative commodity instruments currently utilized by the Company are primarily fixed price swaps, collars and options.

As of April 17, 2011, the approximate volumes and prices of the Company’s total hedge position for 2011 through 2013 production are:

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2011**	2012	2013
Swaps
Total Volume (Bcf)	56	42	3
Average Price per Mcf (NYMEX)*	$4.86	$5.28	$5.62

	2011**	2012	2013
Puts
Total Volume (Bcf)	2	–	–
Average Floor Price per Mcf (NYMEX)*	$7.35	$–	$–

	2011**	2012	2013
Collars
Total Volume (Bcf)	16	21	15
Average Floor Price per Mcf (NYMEX)*	$6.52	$6.51	$6.12
Average Cap Price per Mcf (NYMEX)*	$11.88	$11.83	$11.80

* The above price is based on a conversion rate of 1.05 MMBtu/Mcf

**April through December

In 2008, the Company effectively settled certain derivative commodity swaps scheduled to mature during the period 2010 through 2013 by de-designating the swaps and entering into directly counteractive swaps. In 2009, the Company also terminated certain collars scheduled to mature during the period 2010 through 2012.  As of the dates of these transactions, the Company had recorded a loss, net of tax, in accumulated other comprehensive income of approximately $12 million ($21 million pre-tax) for the swaps and a gain, net of tax, in accumulated other comprehensive income of approximately $5 million ($8 million pre-tax) for the collars.  The net loss recorded in other comprehensive income from these transactions will be recognized in operating revenues in the Statements of Consolidated Income, and included in the average wellhead sales price, when the underlying physical transactions occur.  As a result, the Company expects to recognize reduced operating revenues of approximately $4.0 million over the final nine months of 2011, $0.6 million in 2012 and $2.5 million in 2013.

Commitments and Contingencies

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

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements which have a material impact on the Company have been included in the notes to the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2011.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

Commodity Price Risk

For the derivative commodity instruments used to hedge the Company’s forecasted production, the Company sets policy limits relative to the expected production and sales levels which are exposed to price risk.  For the derivative commodity instruments used to hedge forecasted natural gas purchases and sales which are exposed to price risk and to hedge natural gas inventory which is exposed to changes in fair value, the Company sets limits related to acceptable exposure levels.

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

Management monitors price and production levels on a continuous basis and will make adjustments to quantities hedged as warranted.  The Company’s overall objectives in its hedging program are to protect cash flow from undue exposure to the risk of changing commodity prices.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2011, the Company hedged portions of expected equity production, portions of forecasted purchases and sales, and portions of natural gas inventory by utilizing futures contracts, swap agreements, collar agreements and option contracts covering approximately 181 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.   A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2011 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $77.3 million.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2011 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $75.1 million.

The Company determined the change in the fair value of the derivative commodity instruments using a model similar to its normal determination of fair value as described in Note C.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2011.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Approximately 66%, or $177.7 million, of OTC derivative contracts outstanding at March 31, 2011 have a positive fair value.  All derivative contracts outstanding as of March 31, 2011 are with counterparties having an S&P rating of A or above at that date.

As of March 31, 2011, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas, NGLs and crude oil to certain marketers, including the Company’s wholly owned marketing subsidiary EQT Energy, utility and industrial customers located mainly in the Appalachian area and a gas processor in Kentucky.  Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on December 8, 2014.  The credit facility is underwritten by a syndicate of 20 financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  As of March 31, 2011, the Company had outstanding under the revolving credit facility an irrevocable standby letter of credit of $23.1 million and no loans.

No one lender of the 20 financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 6.  Exhibits

10.1	Form of Participant Award Agreement (2011 Volume and Efficiency Program)

10.2	2011 Volume and Efficiency Program

10.3	Change of Control Agreement dated as of September 8, 2008 between the Company and Randall L. Crawford

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  April 28, 2011

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

10.1	Form of Participant Award Agreement (2011 Volume and Efficiency Program)	Filed herewith as Exhibit 10.1

10.2	2011 Volume and Efficiency Program	Filed herewith as Exhibit 10.2

10.3	Change of Control Agreement dated as of September 8, 2008 between the Company and Randall L. Crawford	Filed as Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2008

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

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