Form 10-Q
period 2012-03-31
EQT Corp
filed 2012-04-26
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of March 31, 2012, 149,575,274 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Thousands, except per share amounts)
Operating revenues	$449,960	$472,695

Operating expenses:
Purchased gas costs	84,066	115,238
Operation and maintenance	34,390	25,055
Production	27,023	16,111
Exploration	1,828	1,375
Selling, general and administrative	42,942	38,891
Depreciation, depletion and amortization	107,525	78,398
Total operating expenses	297,774	275,068
Gain on dispositions	1,110	22,785
Operating income	153,296	220,412
Equity in earnings of nonconsolidated investments	2,212	2,358
Other income	2,469	4,446
Interest expense	41,252	32,852

Income before income taxes	116,725	194,364
Income taxes	44,690	72,109
Net income	$72,035	$122,255

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	149,494	149,271
Net income	$0.48	$0.82
Diluted:
Weighted average common shares outstanding	150,216	150,002
Net income	$0.48	$0.82
Dividends declared per common share	$0.22	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Thousands)

Net income	$72,035	$122,255

Other comprehensive income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax of $38,492 and $7,789 (see Note C)	59,502	(12,706)
Interest rate, net of tax of $1,801 and $0	2,438	30
Unrealized loss on available-for-sale securities, net of tax of $1,061	—	(1,971)
Pension and other post-retirement benefits liability adjustment, net of tax benefit of $122 and $282	947	412

Other comprehensive income (loss)	62,887	(14,235)
Comprehensive income	$134,922	$108,020

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Thousands)
Cash flows from operating activities:
Net income	$72,035	$122,255
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	196	2,717
Depreciation, depletion, and amortization	107,525	78,398
Unrealized losses on derivatives and inventory	5,484	896
Other income	(2,469)	(4,446)
Gain on dispositions	(1,110)	(22,785)
Equity in earnings of nonconsolidated investments	(2,212)	(2,358)
Equity award expense	8,256	3,998
Deferred income taxes	39,363	70,716
Changes in other assets and liabilities:
Dividend from Nora Gathering LLC	3,000	15,000
Inventory	55,628	67,245
Accounts receivable and unbilled revenues	36,251	14,573
Accounts payable	(55,969)	(41,108)
Other assets and liabilities	(43,854)	(62,587)
Net cash provided by operating activities	222,124	242,514

Cash flows from investing activities:
Capital expenditures	(269,587)	(263,428)
Proceeds from sale of available-for-sale investments	—	14,028
Proceeds from sale of assets	2,391	230,525
Net cash used in investing activities	(267,196)	(18,875)

Cash flows from financing activities:
Dividends paid	(32,938)	(32,886)
Decrease in short-term loans	—	(53,650)
Repayments and retirements of long-term debt	(9,532)	—
Proceeds and tax benefits from exercises under employee compensation plans	1,499	1,525
Net cash used in financing activities	(40,971)	(85,011)

Net (decrease) increase in cash and cash equivalents	(86,043)	138,628
Cash and cash equivalents at beginning of period	831,251	—
Cash and cash equivalents at end of period	$745,208	$138,628

Cash paid during the period for:
Interest, net of amount capitalized	$13,044	$10,791
Income taxes, net	$2,214	$29

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$745,208	$831,251
Accounts receivable (less accumulated provision for doubtful accounts March 31, 2012 and December 31, 2011: $16,769 and $16,371)	131,263	153,321
Unbilled revenues	15,869	30,257
Inventory	65,657	123,960
Derivative instruments, at fair value	608,647	512,161
Prepaid expenses and other	37,986	39,184
Total current assets	1,604,630	1,690,134

Equity in nonconsolidated investments	136,183	136,972

Property, plant and equipment	9,036,608	8,768,713
Less: accumulated depreciation and depletion	2,061,351	1,962,404
Net property, plant and equipment	6,975,257	6,806,309

Regulatory assets	100,035	94,095
Other assets	42,884	45,209
Total assets	$8,858,989	$8,772,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2012	2011
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$229,944	$219,315
Accounts payable	200,788	256,757
Derivative instruments, at fair value	120,044	123,306
Other current liabilities	165,156	205,532
Total current liabilities	715,932	804,910

Long-term debt	2,507,103	2,527,627
Deferred income taxes and investment tax credits	1,703,511	1,618,944
Unrecognized tax benefits	8,750	13,611
Pension and other post-retirement benefits	45,430	47,589
Other credits	172,129	166,208
Total liabilities	5,152,855	5,178,889

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued March 31, 2012 and December 31, 2011: 175,684 and 175,684	1,743,513	1,734,994
Treasury stock, shares at cost: March 31, 2012 and December 31, 2011: 26,109 and 26,207	(471,414)	(473,215)
Retained earnings	2,183,007	2,143,910
Accumulated other comprehensive income	251,028	188,141
Total common stockholders’ equity	3,706,134	3,593,830
Total liabilities and stockholders’ equity	$8,858,989	$8,772,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2012 and December 31, 2011 and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

On February 13, 2012, EQT Midstream Partners, LP (the Partnership) filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed underwritten initial public offering of common units representing limited partner interests in the Partnership.  EQT formed the Partnership during the first quarter of 2012 to own, operate, acquire and develop midstream assets in the Appalachian Basin.  If the offering is completed as described in the registration statement, the Company will contribute to the Partnership 100% of Equitrans, LP (Equitrans, the Company’s wholly-owned Federal Energy Regulatory Commission (FERC) regulated transmission, storage and gathering subsidiary).  Prior to that contribution, Equitrans would distribute to the Company certain assets currently under construction, subject to FERC approval.  As a result, the Partnership would contain approximately 29% of the assets of the EQT Midstream segment as of December 31, 2011. The registration statement has not yet become effective.  A wholly-owned subsidiary of EQT will serve as the general partner of the Partnership, and the Company will continue to operate the Equitrans business pursuant to an omnibus agreement and an operation and management services agreement. EQT will continue to consolidate the Partnership results after the offering is completed.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18 of this document.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s management reviews and reports the EQT Production segment results for operating revenues and purchased gas costs, with third party transportation costs reflected as a deduction from operating revenues. During 2011, because of increased materiality of these costs, the Company determined that consolidated results for these line items are required to be reported on a gross basis with third-party transportation costs recorded as a portion of purchased gas costs.  The consolidated operating revenues, purchased gas costs and total operating expenses for all periods presented have been adjusted to reflect this gross presentation. This adjustment had no impact on consolidated net income, consolidated operating income or on the segment results for any period presented. Management believes this presentation is not material to the overall financial statement presentation.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended
	March 31,
	2012	2011
	(Thousands)
Revenues from external customers:
EQT Production	$195,396	$173,042
EQT Midstream	122,048	141,662
Distribution	135,421	195,091
Less: intersegment revenues (a)	(2,905)	(37,100)
Total	$449,960	$472,695

Operating income:
EQT Production (b)	$60,148	$82,329
EQT Midstream (b)	56,136	89,418
Distribution	36,770	53,367
Unallocated expenses	242	(4,702)
Total	$153,296	$220,412

Reconciliation of operating income to net income:

Equity in earnings of nonconsolidated investments	$2,212	$2,358
Other income	2,469	4,446
Interest expense	41,252	32,852
Income taxes	44,690	72,109
Total	$72,035	$122,255

	March 31,	December 31,
	2012	2011
	(Thousands)
Segment Assets:
EQT Production	$5,438,619	$5,256,645
EQT Midstream	1,819,437	1,785,089
Distribution	805,747	850,414
Total operating segments	8,063,803	7,892,148
Headquarters assets, including cash and short-term investments	795,186	880,571
Total assets	$8,858,989	$8,772,719

(a)                      Intersegment revenues primarily represent natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and both EQT Production and Distribution. These activities were partly offset by the third-party transportation costs which were recorded in operating revenues and purchased gas costs at the consolidated level.

(b)                     Gains on dispositions of $1.1 million and $22.8 million are included in EQT Production operating income for 2012 and EQT Midstream operating income for 2011, respectively. See Note J.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$86,567	$57,834
EQT Midstream	14,708	14,708
Distribution	6,243	5,957
Other	7	(101)
Total	$107,525	$78,398

Expenditures for segment assets:
EQT Production	$183,685	$226,972
EQT Midstream	79,638	29,105
Distribution	5,463	6,219
Other	801	1,132
Total	$269,587	$263,428

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

The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and variable price for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on short- or long-term debt.

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

Some of the derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales have been designated and qualify as cash flow hedges. Some of the derivative commodity instruments used by the Company to hedge its exposure to adverse changes in the market price of natural gas stored in the ground have been designated and qualify as fair value hedges.

In addition, the Company enters into a limited amount of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited amount of other derivative instruments not designated as hedges. In 2008 and 2011, the Company effectively settled certain derivative commodity swaps scheduled to mature during the period 2010 through 2013 by de-designating the instruments and entering into directly counteractive instruments. These transactions result in offsetting positions which are the majority of the derivative asset and liability balances not designated as hedging instruments.

All derivative instrument assets and liabilities are reported in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

	Three Months Ended
	March 31,
	2012	2011
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain recognized in other comprehensive income (OCI) (effective portion), net of tax	$107,488	$4,199
Amount of gain reclassified from accumulated OCI into operating revenues (effective portion), net of tax	$47,986	$16,905
Amount of loss recognized in operating revenues (ineffective portion) (a)	$(31)	$(625)

Interest rate derivatives designated as cash flow hedges
Amount of gain recognized in OCI (effective portion), net of tax	$2,373	$—
Amount of loss reclassified from accumulated OCI into interest expense (effective portion), net of tax	$(65)	$(30)

Commodity derivatives designated as fair value hedges (b)
Amount of gain (loss) recognized in operating revenues for fair value commodity contracts	$7,072	$(1,896)
Fair value gain (loss) recognized in operating revenues for inventory designated as hedged item	$(9,931)	$1,633

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in operating revenues	$2,463	$(1,679)

(a)         No amounts have been excluded from effectiveness testing of cash flow hedges.

(b)         For the quarter ended March 31, 2012, the net impact on operating revenues consisted of a $3.3 million loss due to the exclusion of the spot/forward differential from the assessment of effectiveness and a $0.4 million gain due to changes in basis. For the quarter ended March 31, 2011, the net impact on operating revenues related to the exclusion of the spot/forward differential from the assessment of effectiveness.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2012	2011
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$508,680	$412,626
Commodity derivatives not designated as hedging instruments	99,967	99,535
Total asset derivatives	$608,647	$512,161

Liability derivatives
Commodity derivatives designated as hedging instruments	$4,432	$3,681
Interest rate derivatives designated as hedging instruments	6,713	10,861
Commodity derivatives not designated as hedging instruments	108,899	108,764
Total liability derivatives	$120,044	$123,306

In August 2011, the Company entered into a forward-starting interest rate swap to mitigate the risk of rising interest rates. The forward-starting interest rate swap was designated as a cash flow hedge of forecasted future interest payments. The Company recorded a deferred loss of $5.2 million and $7.6 million in accumulated other comprehensive income, net of tax, as of March 31, 2012 and December 31, 2011, respectively, associated with the change in fair value of the interest rate swaps.

The net fair value of commodity derivative instruments changed during the first quarter of 2012 primarily as a result of a decrease in forward natural gas prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 316 Bcf and 349 Bcf as of March 31, 2012 and December 31, 2011, respectively, and are primarily related to natural gas swaps and collars.  The open positions at March 31, 2012 had maturities extending through December 2016.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as fair value hedges totaled 11 Bcf and 9 Bcf as of March 31, 2012 and December 31, 2011, respectively.

The Company deferred net gains of $291.6 million and $232.1 million in accumulated other comprehensive income, net of tax, as of March 31, 2012 and December 31, 2011, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $186.6 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of March 31, 2012 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change.  The Company believes that New York Mercantile Exchange (NYMEX) traded futures contracts have limited credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members.  The Company’s OTC swap and collar derivative instruments are primarily with financial institutions and thus are subject to events that would impact those companies individually as well as that industry as a whole.

The Company utilizes various processes and analysis to monitor and evaluate its credit risk exposures.  These include closely monitoring current market conditions, counterparty credit spreads and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible and may obtain collateral or other security. As of March 31, 2012, all derivative contracts outstanding were with counterparties having an S&P rating of A- or above and a Moody’s rating of Baa1 or above.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $1.3 million and $0.1 million as of March 31, 2012 and December 31, 2011, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Services (S&P) or Moody’s Investor Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of March 31, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position was $2.0 million, for which the Company had no collateral posted.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2012, the Company would have been required to post additional collateral of $2.0 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  The Company’s unsecured medium-term debt was rated BBB by S&P and Baa2 by Moody’s at March 31, 2012. In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered to be non-investment grade.

D.                        Investments, Available-For-Sale

During the three month period ended March 31, 2012 and 2011, there were no investment securities purchases.

During the three month period ended March 31, 2011, the Company sold available-for-sale securities for proceeds of $14.0 million which resulted in gross realized gains of $4.0 million, $2.6 million of which was reclassified from accumulated other comprehensive income. The Company uses the average cost method to determine the cost of securities sold.

E.        Fair Value Measurements

The Company records its financial instruments, principally derivative instruments, at fair value in its Condensed Consolidated Balance Sheets.  The Company has an established process for determining fair value which is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including but not limited to forward curves, discount rates, volatilities and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk free instrument.  The Company also considers credit default swaps rates where applicable.

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and liabilities in Level 2 include the majority of the Company’s swap agreements, including the forward-starting interest rate swap, and assets and liabilities in Level 3 include the Company’s collars and an insignificant portion of the

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s swap agreements.  Since the adoption of fair value accounting, the Company has not made any changes to its classification of assets and liabilities in each category.

The fair value of assets and liabilities included in Level 2 is based on industry discounted cash flow models that use significant observable inputs, including NYMEX and LIBOR forward curves and LIBOR-based discount rates.  Collars included in Level 3 are valued using industry discounted cash flow models.  The primary significant unobservable input to the valuation of assets and liabilities in Level 3 is the volatility assumption to the option pricing model used to value commodity collars.  The Company considers current market information about option trading and historical averages in deriving these volatilities.  At March 31, 2012 the range of Company derived market volatilities used to value Level 3 assets and liabilities was 25-48%.  The fair value of the collar agreements is sensitive to changes in the volatility assumption.  Significant changes in this assumption might result in a significantly higher or lower fair values for these assets and liabilities.  As of March 31, 2012, an increase in volatilities would increase the value of the derivative asset and a decrease in volatilities would decrease the value of the derivative asset. The Company uses NYMEX forward curves to value futures, commodity swaps and collars. The Company uses LIBOR forward curves to value interest rate swaps. The NYMEX and LIBOR forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$608,647	$2,077	$450,504	$156,066
Total assets	$608,647	$2,077	$450,504	$156,066

Liabilities
Derivative instruments, at fair value	$120,044	$2,774	$117,270	$—
Total liabilities	$120,044	$2,774	$117,270	$—

		Fair value measurements at reporting date using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$512,161	$3,612	$365,238	$143,311
Total assets	$512,161	$3,612	$365,238	$143,311

Liabilities
Derivative instruments, at fair value	$123,306	$2,727	$120,528	$51
Total liabilities	$123,306	$2,727	$120,528	$51

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Derivative instruments, at fair value, net Three months ended March 31,
	2012	2011
	(Thousands)
Balance at January 1	$143,260	$116,672
Total gains or losses:
Included in earnings	—	14
Included in other comprehensive income	31,596	(5,831)
Settlements	(18,790)	(13,491)
Transfers in and/or out of Level 3	—	—
Balance at March 31	$156,066	$97,364

There are no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2012 and 2011.

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments; these are considered Level 1 fair values.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value.  Fair value for non-traded debt obligations is estimated using a discounted cash flow model which estimates a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 was approximately $3 billion.

F.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the three months ending March 31, 2012 is 38.3%.  The estimated annual effective income tax rate as of March 31, 2011 was 37.1%.  The Company currently estimates the 2012 annual effective income tax rate to be approximately 35.6%.  The decrease in the expected annual effective tax rate from 2011 is primarily attributable to a decrease in state taxes as a result of lower pre-tax income on state tax paying entities in 2012. The difference between the annual effective tax rate projected for 2012 and the effective tax rate for the three months ending March 31, 2012 is related to state net operating loss adjustments.

There were no material changes to the Company’s methodology for unrecognized tax benefits during the three months ended March 31, 2012.

During the second quarter of 2011, the Company finalized a settlement with the Internal Revenue Service (IRS) relating to its research and experimentation tax credits claimed from 2001 to 2005.  Except for claims related to tax losses for those years, the consolidated federal income tax liability of the Company has been settled with the IRS through 2005.  The Company is currently under audit for the 2006 to 2009 periods.  The examination of these periods began in the second quarter of 2010. The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2011, the IRS issued temporary and proposed regulations related to costs incurred in years beginning after 2011 for the repair or replacement of tangible personal property.  The Company is still evaluating the impact of these proposed regulations, but does not expect them to have a material impact on the Company’s financial statements.

G.        Short-Term Loans

As of March 31, 2012 and December 31, 2011, the Company had no loans or letters of credit outstanding under its revolving credit facility. Commitment fees averaging approximately one-thirteenth of one percent in the first quarter of 2012 and one-twentieth of one percent in the first quarter of 2011 were paid to maintain credit availability under the revolving credit facility.

There were no short-term loans outstanding during the three months ended March 31, 2012. The maximum amount of outstanding short-term loans at any time during the three months ended March 31, 2011 was $104.0 million.  The average daily balance of short-term loans outstanding during the three months ended March 31, 2011 was approximately $22.3 million, respectively, at a weighted average annual interest rate of 1.81%.

H.        Long-Term Debt

	March 31,	December 31,
	2012	2011
	(Thousands)
7.76% notes, due 2012 thru 2016	$43,847	$53,742
5.15% notes, due November 15, 2012	200,000	200,000
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due June 1, 2019	700,000	700,000
4.88% notes, due November 15, 2021	750,000	750,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
8.7% to 9.0% Series A, due 2014 thru 2021	40,200	40,200
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
7.6% Series C, due 2018	8,000	8,000
	2,737,047	2,746,942
Less debt payable within one year	229,944	219,315
Total long-term debt	$2,507,103	$2,527,627

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

Aggregate maturities of long-term debt are $209.8 million in 2012, $23.2 million in 2013, $11.2 million in 2014, $166.0 million in 2015 and $3.0 million in 2016.

I.          Acquisition

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In addition, the Company assumed 7.76% Guaranteed Senior Notes due August 31, 2011 through February 28, 2016 in the aggregate principal amount of $57.1 million. At the time of the transaction, the notes had a fair value of $64.2 million.

Under U.S. generally accepted accounting principles (GAAP), the ANPI transaction was a business combination achieved in stages because EQT owned an equity interest in the trust prior to the transaction.  As required by the relevant accounting standard, the Company revalued its existing equity investment in the trust at fair value on the date of the acquisition and recorded a pre-tax gain of $10.1 million which was included in other income in the second quarter of 2011 on the Statements of Consolidated Income.  The fair value was determined using an internal model; significant inputs to the calculation included publicly available forward price curves, expected production volumes and operating costs, as well as Company-determined risk adjusted discount rates which were based on publicly available debt and equity risk premiums.

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

J.         Dispositions

On July, 1, 2011, the Company sold the Big Sandy Pipeline to Spectra Energy Partners, LP for $390 million. Big Sandy is a natural gas pipeline regulated by the Federal Energy Regulatory Commission. Big Sandy transports natural gas from the natural gas processing complex in Langley, Kentucky to interconnections with unaffiliated pipelines leading to the mid-Atlantic and Northeast markets. In conjunction with this transaction, the Company realized a pre-tax gain of $180.1 million.

On February 1, 2011, the Company sold its natural gas processing complex in Langley, Kentucky and the associated natural gas liquids pipeline for $230 million. In conjunction with this transaction, the Company realized a pre-tax gain of $22.8 million.

K.        Recently Issued Accounting Standards

Disclosure about Offsetting Assets and Liabilities

In December 2011, the FASB issued a standards update intended to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement.  The update is to be applied prospectively and is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.

L.        Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share totaled 721,641 and 731,076 for the three months ended March 31, 2012 and March 31, 2011, respectively.  Options to purchase common stock which were not included in potentially dilutive securities because they were anti-dilutive totaled 214,392 and 886,355 for the three months ended March 31, 2012 and March 31, 2011, respectively.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes; gathering and transmission growth and volumes; infrastructure programs (including the Sunrise Pipeline and the gathering expansion projects); technology (including drilling techniques); asset sales, joint ventures or other transactions involving the Company’s assets; including the possible formation of a master limited partnership and net proceeds therefrom; natural gas prices; revenue projections; reserves; capital expenditures; estimates of cost to develop wells; financing requirements and availability; hedging strategy; the effects of government regulation and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed in this Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

CORPORATE OVERVIEW

Three Months Ended March 31, 2012

vs. Three Months Ended March 31, 2011

EQT’s consolidated net income for the three months ended March 31, 2012 was $72.0 million, $0.48 per diluted share, compared with $122.3 million, $0.82 per diluted share, for the period ended March 31, 2011. The $50.3 million decrease in net income from 2011 to 2012 was primarily attributable to the gain realized by the Company in 2011 on the sale of the Langley natural gas processing complex, a decrease in production revenues due to lower realized sales prices, increased depreciation, depletion and amortization, and warmer weather during the current period, partially offset by increased production volumes.

The average realized sales price to EQT Corporation for production sales volumes was $4.84 per Mcfe during the first quarter 2012 compared to $5.43 per Mcfe in the same period of the prior year.  The NYMEX natural gas price decreased from $4.11 in 2011 to $2.74 in 2012.  Hedging activities resulted in an increase in the price of production sales volumes of $1.52 per Mcf in 2012 compared to $0.50 per Mcf in 2011 as a result of higher volumes being hedged and decreases in NYMEX natural gas prices in the current year.

Interest expense increased by $8.4 million from the three months ended March 31, 2011 to the three months ended March 31, 2012 as a result of the Company’s November 2011 issuance of $750 million 4.875% notes and the debt assumed in the May 2011 ANPI transaction. This increase was partially offset by the maturity of medium-term notes during the fourth quarter of 2011 and higher capitalized interest on increased Marcellus well development. The Company continues to use the proceeds of the recently issued notes to invest in drilling and midstream infrastructure for increased development in the Marcellus play.

Income tax expense decreased by $27.4 million from 2011 to 2012 primarily as a result of lower pre-tax income. The Company’s effective income tax rate increased from 37.1% to 38.3%. This increase in the effective income tax rate was primarily attributable to state net operating loss adjustments recorded in 2012 partially offset by a decrease in state taxes as a result of lower pre-tax income on state tax paying entities.

See Investing Activities under the caption Capital Resources and Liquidity for a discussion of capital expenditures.

EQT CORPORATION

	Three Months Ended
	March 31,
	2012	2011	%
OPERATIONAL DATA

Average wellhead sales price to EQT Corporation:
Natural gas excluding hedges ($/Mcf)	$2.80	$4.33	(35.3)
Hedge impact ($/Mcf of natural gas) (a)	$1.52	$0.50	204.0
Natural gas including hedges ($/Mcf)	$4.32	$4.83	(10.6)

NGLs ($/Bbl)	48.46	52.09	(7.0)
Crude oil ($/Bbl)	85.31	78.39	8.8
Total ($/Mcfe)	$4.84	$5.43	(10.9)

Less revenues to EQT Midstream ($/Mcfe)	$1.25	$1.46	(14.4)
Average wellhead sales price to EQT Production ($/Mcfe)	$3.59	$3.97	(9.6)

NYMEX natural gas ($/Mcf)	$2.74	$4.11	(33.3)

Natural gas sales volumes (MMcf)	50,773	40,135	26.5
NGL sales volumes (Mbbls)	787	726	8.4
Crude oil sales volumes (Mbbls)	54	31	74.2
Total produced sales volumes (MMcfe) (b)	54,070	43,047	25.6

Capital expenditures (thousands)	$269,587	$263,428	2.3

(a)	All hedges are related to natural gas.
(b)

NGLs were converted to Mcfe at the rates of 3.77 Mcfe per barrel and 3.75 Mcfe per barrel based on the liquids content for the three months ended March 31, 2012 and 2011, respectively, and crude oil was converted to Mcfe at the rate of six Mcfe per barrel for both periods.

Business Segment Results

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company’s management reviews and reports the EQT Production segment results for operating revenues and purchased gas costs with transportation costs reflected as a deduction from operating revenues as management believes this presentation provides a more useful view of net wellhead price and is consistent with industry practices. Third party transportation costs are reported as a component of purchased gas costs in the consolidated results. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note B to the Condensed Consolidated Financial Statements.

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011	%
OPERATIONAL DATA

Natural gas, NGL and crude oil production (MMcfe) (a)	54,825	44,526	23.1
Company usage, line loss (MMcfe)	(755)	(1,479)	(49.0)
Total sales volumes (MMcfe)	54,070	43,047	25.6

Average daily sales volumes (MMcfe/d)	594	478	24.3

Sales volume detail (MMcfe):
Horizontal Marcellus Play	26,842	15,990	67.9
Horizontal Huron Play	9,666	10,343	(6.5)
CBM Play	3,298	3,379	(2.4)
Other (vertical non-CBM)	14,264	13,335	7.0
Total production sales volumes	54,070	43,047	25.6

Average wellhead sales price to EQT Production ($/Mcfe)	$3.59	$3.97	(9.6)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.20	$0.18	11.1
Production taxes ($/Mcfe) (b)	$0.18	$0.19	(5.3)
Production depletion ($/Mcfe)	$1.54	$1.25	23.2

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$84,526	$55,612	52.0
Other DD&A	2,041	2,222	(8.1)
Total DD&A (thousands)	$86,567	$57,834	49.7

Capital expenditures (thousands)	$183,685	$226,972	(19.1)

FINANCIAL DATA (Thousands)

Total operating revenues	$195,396	$173,042	12.9

Operating expenses:
LOE, excluding production taxes	10,936	7,800	40.2
Production taxes (b)	16,087	8,311	93.6
Exploration expense	1,828	1,375	32.9
Selling, general and administrative (SG&A)	20,940	15,393	36.0
DD&A	86,567	57,834	49.7
Total operating expenses	136,358	90,713	50.3
Gain on dispositions	1,110	—	100.0
Operating income	$60,148	$82,329	(26.9)

(a)          Natural gas, NGL and oil production represents the Company’s interest in natural gas, NGL and oil production measured at the wellhead. It is equal to the sum of total sales volumes, Company usage and line loss.

(b)         Production taxes include severance and production-related ad valorem and other property taxes.  Production taxes also include an accrual of $8.2 million for the Pennsylvania impact fee beginning in the first quarter of 2012.  $6.2 million of the accrual represents the retroactive fee for pre-2012 Marcellus wells.  The first quarter 2012 production taxes unit rate excludes the impact of the $6.2 million accrual for pre-2012 Marcellus wells.

Three Months Ended March 31, 2012

vs. Three Months Ended March 31, 2011

EQT Production’s operating income totaled $60.1 million for the three months ended March 31, 2012 compared to $82.3 million for the three months ended March 31, 2011.  The $22.2 million decrease in operating income was primarily due to a lower average wellhead sales price and an increase in operating expenses partially offset by increased sales of produced natural gas.

Total operating revenues were $195.4 million for the three months ended March 31, 2012 compared to $173.0 million for the three months ended March 31, 2011.  The $22.4 million increase in operating revenues was primarily due to a 26% increase in production sales volumes which more than offset a 10% decrease in the average wellhead sales price to EQT Production. The increase in production sales volumes was the result of increased production from the 2010 and 2011 drilling programs, primarily in the Marcellus, as well as the acquisition of producing properties associated with the ANPI transaction in May 2011 which added 1.9 Bcfe of sales volumes in the three months ended March 31, 2012. This increase was partially offset by the normal production decline in the Company’s wells.  The $0.38 per Mcfe decrease in the average wellhead sales price to EQT Production was primarily due to a 33% decrease in the average NYMEX price as well as lower basis prices partially offset by higher hedging gains compared to the first quarter of 2011 and lower gathering rates. The average wellhead sales price was also impacted favorably by $0.12 per Mcfe from the sale of excess transmission capacity on the Tennessee Gas Pipeline 300-Line in the first quarter of 2012.

Operating expenses totaled $136.4 million for the three months ended March 31, 2012 compared to $90.7 million for the three months ended March 31, 2011.  The increase in operating expenses was the result of increases in DD&A, production taxes, SG&A and LOE. Depletion expense increased as a result of a higher overall depletion rate in 2012 as well as higher produced volumes in the current year.  The increase in the depletion rate was primarily due to an increase in costs to complete wells, higher capitalized overhead and interest costs, and the removal of proved reserves due to lower natural gas prices and the suspension of drilling activity in the Huron play.

In February 2012, the Commonwealth of Pennsylvania passed a natural gas impact fee. The legislation, which covers a significant portion of EQT’s Marcellus Shale acreage, imposes an annual fee for a period of fifteen years on each well drilled. The impact fee adjusts annually based on three factors: age of the well, changes in the Consumer Price Index and the average monthly NYMEX natural gas price. Production taxes increased primarily due to the accrual in the first quarter of 2012 of $8.2 million for this impact fee, of which $6.2 million represents the retroactive fee for pre-2012 Marcellus wells.  The increase in SG&A was primarily a result of higher overhead and commercial services as well as increased labor and incentive compensation costs associated with the growth of the company.  The increase in LOE was mainly due to increased activity in 2012 as well as the elimination, as part of the ANPI transaction, of certain operating expense reimbursement agreements.

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011	%
OPERATIONAL DATA

Gathered volumes (BBtu)	71,166	58,622	21.4
Average gathering fee ($/MMBtu)	$0.97	$1.01	(4.0)
Gathering and compression expense ($/MMBtu) (a)	$0.28	$0.30	(6.7)
Transmission pipeline throughput (BBtu)	42,075	35,562	18.3

Net operating revenues (thousands):
Gathering	$69,253	$58,981	17.4
Transmission	22,941	26,389	(13.1)
Storage, marketing and other	14,923	21,152	(29.4)
Total net operating revenues	$107,117	$106,522	0.6

Unrealized losses on derivatives and inventory (thousands) (b)	$(5,447)	$(855)	537.1

Capital expenditures (thousands)	$79,638	$29,105	173.6

FINANCIAL DATA (Thousands)

Total operating revenues	$122,048	$141,662	(13.8)
Purchased gas costs	14,931	35,140	(57.5)
Total net operating revenues	107,117	106,522	0.6

Operating expenses:
Operating and maintenance (O&M)	24,104	14,327	68.2
SG&A	12,169	10,854	12.1
DD&A	14,708	14,708	0.0
Total operating expenses	50,981	39,889	27.8
Gain on dispositions	—	22,785	(100.0)
Operating income	$56,136	$89,418	(37.2)

(a)          Gathering and compression expense per unit excludes $7.1 million of favorable adjustments during the three months ended March 31, 2011 for certain non-income tax reserves.

(b)         Included within storage, marketing and other net operating revenues.

Three Months Ended March 31, 2012

vs. Three Months Ended March 31, 2011

EQT Midstream’s operating income totaled $56.1 million for the three months ended March 31, 2012 compared to $89.4 million for the three months ended March 31, 2011.  The $33.3 million decrease in operating income was primarily the result of the gain on sale of the Langley natural gas processing complex in 2011, increased operating expenses, and decreased storage, marketing and other net operating revenues.

Total net operating revenues were $107.1 million for the three months ended March 31, 2012 compared to $106.5 million for the three months ended March 31, 2011.  The increase in total net operating revenues was due to a $10.3 million increase in gathering net operating revenues partially offset by a $6.2 million decrease in storage, marketing and other net operating revenues and a $3.5 million decrease in transmission net operating revenues.

Gathering net operating revenues increased due to a 21.4% increase in gathered volumes partially offset by a 4.0% decrease in the average gathering fee.  The gathered volume increase was driven primarily by higher volumes gathered for EQT Production in the Marcellus play.  The average gathering fee decreased primarily from lower gathered volumes in the Huron play and increased gathered volumes in the Marcellus play, as the Marcellus gathering volumes are charged a lower gathering rate than Huron and other volumes.

The decrease in storage, marketing and other net revenues was primarily due to unrealized losses recorded related to the change in fair value of natural gas inventory.  The natural gas inventory is hedged with derivatives designated as fair value hedges.  However, the unrealized gains of the related derivative instruments only partially offset the decrease in fair value of the natural gas inventory due to the fact that spot prices decreased more than future prices.  In addition, storage, marketing and other net revenues decreased due to reduced natural gas volumes marketed for third parties.

Transmission net operating revenues in the first quarter of 2012 decreased from the prior year primarily as a result of revenues lost due to the July 2011 sale of the Big Sandy Pipeline ($7.9 million), partially offset by higher firm transportation activity from affiliated shippers due to increased Marcellus volumes and increased capacity from the Equitrans 2010 Marcellus expansion project.

Total operating revenues decreased $19.6 million, or 13.8%, primarily as a result of lower sales prices on decreased commercial activity and the sales of the Langley natural gas process complex and the Big Sandy Pipeline in 2011 partially offset by an increase in gathered volumes.  Total purchased gas costs decreased 57.5% primarily as a result of lower gas costs on decreased commercial activity.

Operating expenses totaled $51.0 million for the three months ended March 31, 2012 compared to $39.9 million for the three months ended March 31, 2011.  The increase in operating expenses was primarily due to a $10.3 million reduction in 2011 of certain non-income tax reserves as a result of property tax settlements, $2.0 million increase in labor and benefits in 2012 and a $2.4 million increase in other gathering and transmission business expenses in 2012 offset by $3.6 million savings from the 2011 sales of the Langley natural gas process complex and Big Sandy Pipeline.

DISTRIBUTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011	%

OPERATIONAL DATA

Heating degree days (30 year average: 2,870)	2,232	2,936	(24.0)

Residential sales and transportation volumes (MMcf)	9,055	12,024	(24.7)
Commercial and industrial volumes (MMcf)	9,359	11,131	(15.9)
Total throughput (MMcf)	18,414	23,155	(20.5)

Net operating revenues (thousands):
Residential	$40,660	$50,950	(20.2)
Commercial & industrial	17,023	21,179	(19.6)
Off-system and energy services	5,708	5,764	(1.0)
Total net operating revenues	$63,391	$77,893	(18.6)

Capital expenditures (thousands)	$5,463	$6,219	(12.2)

FINANCIAL DATA (Thousands)

Total operating revenues	$135,421	$195,091	(30.6)
Purchased gas costs	72,030	117,198	(38.5)
Net operating revenues	63,391	77,893	(18.6)

Operating expenses:
O&M	10,213	10,321	(1.0)
SG&A	10,165	8,248	23.2
DD&A	6,243	5,957	4.8
Total operating expenses	26,621	24,526	8.5
Operating income	$36,770	$53,367	(31.1)

Three Months Ended March 31, 2012

vs. Three Months Ended March 31, 2011

Distribution’s operating income totaled $36.8 million for the first quarter of 2012 compared to $53.4 million for the first quarter of 2011.  The decrease in operating income was primarily due to record warmer weather during 2012.

Net operating revenues were $63.4 million for the first quarter of 2012 compared to $77.9 million for the first quarter of 2011.  The $14.5 million decrease in net operating revenues was primarily due to record warmer weather during the first quarter of 2012. Net operating revenues from residential customers decreased $10.3 million as a result of weather which was 24% warmer than the first quarter of 2011 (22% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average for the Company’s service territory). According to the NOAA, it was the warmest January through March time period on record in the Company’s service territory. Commercial and industrial net operating revenues also decreased approximately $4.2 million due to warmer weather and a decrease in performance-based revenues.  The decreases in total operating revenues and purchased gas costs were due to lower customer throughput as a result of warmer weather during the first quarter of 2012.  Total operating revenues were $135.4 million for the first quarter of 2012 compared to $195.1 million for the first quarter of 2011. A decrease in the commodity component of residential tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

Operating expenses totaled $26.6 million for the first quarter of 2012 compared to $24.5 million for the first quarter of 2011.  The $2.1 million increase in operating expenses was primarily due to the reduction of certain non-income tax reserves recorded in the first quarter of 2011 as a result of settlements with tax authorities and increased DD&A in 2012 partially offset by lower bad debt expense in 2012. The decrease in bad debt expense was primarily the result of a decrease in the commodity component of residential tariff rates and the Company’s favorable collections experience.  The Company will continue to closely monitor its collection rates and adjust its reserve for uncollectible accounts as necessary.

OUTLOOK

The Company is committed to profitably developing its Marcellus reserves through environmentally responsible, cost-effective, technologically-advanced horizontal drilling.  The market price for natural gas can be volatile as demonstrated by significant declines in late 2011 and early 2012.  In response to these lower prices, the Company suspended drilling new Huron wells.  Wells in progress at January 20, 2012 and those that are required to maintain lease rights will be completed and turned-in-line.  Changes in the market price for natural gas impact the Company’s revenues, earnings and liquidity.  The Company is unable to predict potential future movements in the market price for natural gas and thus cannot predict the ultimate impact of prices on its operations; however, the Company monitors the market for natural gas and adjusts strategy and operations as deemed appropriate.

After adjusting for the suspension of drilling new Huron wells and projected capital costs on Marcellus wells, capital expenditures for well development (primarily drilling) in 2012 are expected to be approximately $955 million to support the drilling of approximately 144 gross wells, including 132 gross Marcellus wells and 12 gross Huron wells.  Sales volumes are expected to be between 250 and 255 Bcfe for an anticipated production sales volume growth of approximately 30% in 2012.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary source of cash for the first quarter of 2012 was proceeds from operating activities.  The Company used the cash primarily to fund its capital program and operations.

Operating Activities

Cash flows provided by operating activities decreased $20.4 million from $242.5 million for the first quarter of 2011 to $222.1 million for the first quarter of 2012. Net income decreased $50.2 million from the first quarter of 2011 to the first quarter of 2012.  The decrease in net income did not correspond to a similar decrease in cash provided by operating activities due to a number of significant adjustments to reconcile net income to cash provided by operating activities.  As such, the decrease in net income only contributed a portion of the decrease in cash provided by operating activities.  This impact was primarily seen through increased payments for operating expenses, increased interest payments, primarily driven by interest on the ANPI debt acquired in 2011, and increased income tax payments.  In addition, cash provided by operating activities was negatively impacted by a decrease in dividends received from Nora Gathering LLC.

Investing Activities

Net cash flows used in investing activities totaled $267.2 million for the first quarter 2012 compared to $18.9 million for the first quarter 2011. The increase in net cash flows used in investing activities was primarily attributed to the Company’s receipt during the first quarter of 2011 of proceeds from the sale of the Langley natural gas processing complex and the sale of available for sale securities. Capital expenditures totaled $269.6 million for the first quarter of 2012 compared to $263.4 million for the first quarter of 2011.

Capital expenditures for EQT Production totaled $183.7 million for the first quarter of 2012 compared to $227.0 million for the first quarter of 2011.  The $43.3 million decrease is primarily attributable to the 2012 suspension of drilling activities in the Huron play.  The Company turned in line 25 horizontal Huron wells in the first quarter of 2012 compared to 39 horizontal Huron wells in the first quarter of 2011.  The Company commenced drilling on (drilled) 40 gross horizontal wells during the first quarter of 2012; 33 targeting the Marcellus play and 7 targeting the Huron play. The Company drilled 52 gross wells, including 51 gross horizontal wells in the first quarter of 2011; 23 targeting the Marcellus play and 28 targeting the Huron play.

Capital expenditures for the EQT Midstream operations totaled $79.6 million and $29.1 million during the first quarters of 2012 and 2011, respectively. The $50.5 million increase is primarily attributed to expenditures for construction of the Sunrise Pipeline project as well as increased gathering pipeline and compression projects in the Marcellus region.

Capital expenditures at Distribution totaled $5.5 million for the first quarter of 2012 compared to $6.2 million for the first quarter of 2011, primarily for pipeline replacement.

Financing Activities

Cash flows used in financing activities totaled $41.0 million for the first quarter of 2012 compared to $85.0 million used in financing activities for the first quarter of 2011, a decrease of $44.0 million in cash flows used in financing activities between years. In 2012, the Company repaid $9.5 million of long-term debt, while in 2011, the Company repaid short-term loans of $53.7 million.

At March 31, 2012, the Company’s current portion of long-term debt was $229.9 million. The Company continues to evaluate financing alternatives that could include additional bond issuances or bank debt to meet these maturities.

On February 13, 2012, EQT Midstream Partners, LP filed a registration statement with the SEC for an initial public offering of common units of a master limited partnership that would own a portion of the assets of Equitrans, L.P., the Company’s interstate pipeline subsidiary. Upon the closing of the transaction, the Company is expected to receive a portion of the net proceeds from the offering.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at March 31, 2012.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and its access to the credit markets.

Rating Service	Senior Notes	Short-Term Rating	Outlook
Moody’s Investors Service (Moody’s)	Baa2	P-2	Negative
Standard & Poor’s Ratings Services (S&P)	BBB	A-2	Stable
Fitch Ratings (Fitch)	BBB	F2	Negative

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most significant default events include maintaining covenants with respect to maximum debt-to-total capitalization ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income.  As of March 31, 2012, the Company was in compliance with all existing debt provisions and covenants.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas.  The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices.  The Company’s risk management program may include the use of exchange-traded natural gas futures contracts and options and OTC natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices.  The derivative commodity instruments currently utilized by the Company are primarily fixed price swaps, collars and futures.

As of April 25, 2012, the approximate volumes and prices of the Company’s total hedge position for 2012 through 2014 production are:

	2012**	2013	2014
Swaps
Total Volume (Bcf)	77	70	42
Average Price per Mcf (NYMEX)*	$5.17	$5.15	$4.82

	2012**	2013	2014
Collars
Total Volume (Bcf)	16	15	14
Average Floor Price per Mcf (NYMEX)*	$6.51	$6.12	$6.37
Average Cap Price per Mcf (NYMEX)*	$11.83	$11.80	$11.55

* The average price is based on a conversion rate of 1.05 MMBtu/Mcf

**April through December

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company accrues legal or other direct costs related to loss contingencies when actually incurred.  The Company has established reserves it believes to be appropriate for pending matters and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company individually or in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

Dividend

On April 18, 2012, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable June 1, 2012, to shareholders of record on May 11, 2012.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements on this Form 10-Q for the period ended March 31, 2012.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Corporation and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily through EQT Production and the storage, marketing and other activities at EQT Midstream.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses derivative commodity instruments that are placed with major financial institutions whose creditworthiness is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge natural gas inventory and to hedge exposure to fluctuations in interest rates.  The Company’s use of these financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2012, the Company hedged portions of expected equity production, portions of forecasted purchases and sales, and portions of natural gas inventory by utilizing futures contracts, swap agreements and collar agreements covering approximately 318 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2012 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $107.1 million.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2012 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $106.4 million.

The Company determined the change in the fair value of the derivative commodity instruments using a model similar to its normal determination of fair value as described in Note C to the Condensed Consolidated Financial Statements.  The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2012.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rate it pays on borrowings under the revolving credit facility. All of the Company’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s fixed rate debt. See Notes G and H to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note E to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt. In August 2011, the Company entered into a forward-starting interest rate swap to mitigate the risk of rising interest rates. See Note C to the Condensed Consolidated Financial Statements for further discussion of this swap.

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

Approximately 84%, or $606.6 million, of OTC derivative contracts outstanding at March 31, 2012 have a positive fair value.  As of March 31, 2012, all derivative contracts outstanding were with counterparties having an S&P rating of A- or above and a Moody’s rating of Baa1 or above.

As of March 31, 2012, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas, NGLs and crude oil to certain marketers, utility and industrial customers located mainly in the Appalachian area and a gas processor in Kentucky. Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that matures on December 8, 2014.  The credit facility is underwritten by a syndicate of financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  As of March 31, 2012, the Company had outstanding under the revolving credit facility no letters of credit and no loans.

No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQT Corporation and Subsidiaries

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal or other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2011.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, that have occurred in the three months ended March 31, 2012:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 2012 (January 1 — January 31)	4,833.6317	$48.35	—	—

February 2012 (February 1 — February 29)	—	—	—	—

March 2012 (March 1 — March 31)	6,027.0317	$52.35	—	—

Total	10,860.6634	$50.57	—	—

(a)                                 Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6.  Exhibits

10.01	Confidentiality, Non Solicitation and Non-Competition Agreement dated as of September 8, 2008 between the Company and Randall L. Crawford

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: April 26, 2012

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

10.01	Confidentiality, Non Solicitation and Non-Competition Agreement dated as of September 8, 2008 between the Company and Randall L. Crawford	Filed herewith as Exhibit 10.01

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101