Form 10-Q
period 2012-06-30
EQT Corp
filed 2012-07-26
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of June 30, 2012, 149,594,611 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands, except per share amounts)

Operating revenues	$337,804	$367,791	$787,764	$840,486

Operating expenses:
Purchased gas costs	39,667	40,250	123,733	155,488
Operation and maintenance	34,815	30,586	69,205	55,641
Production	22,572	19,765	49,595	35,876
Exploration	1,887	1,198	3,715	2,573
Selling, general and administrative	41,778	40,936	84,720	79,827
Depreciation, depletion and amortization	115,681	81,886	223,206	160,284
Total operating expenses	256,400	214,621	554,174	489,689
Gain on dispositions	—	—	1,110	22,785
Operating income	81,404	153,170	234,700	373,582
Other income	5,249	18,046	9,930	24,850
Interest expense	40,629	33,287	81,881	66,139

Income before income taxes	46,024	137,929	162,749	332,293
Income taxes	14,578	50,175	59,268	122,284
Net income	$31,446	$87,754	$103,481	$210,009

Earnings per share of common stock:
Basic:
Weighted average common shares outstanding	149,582	149,444	149,532	149,347
Net income	$0.21	$0.59	$0.69	$1.41
Diluted:
Weighted average common shares outstanding	150,149	150,111	150,200	150,034
Net income	$0.21	$0.58	$0.69	$1.40
Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands)

Net income	$31,446	$87,754	$103,481	$210,009

Other comprehensive income (loss), net of tax:
Net change in cash flow hedges:
Natural gas, net of tax (benefit) expense of $(41,598), $14,240, $(3,105) and $6,451 (see Note C)	(64,216)	23,334	(4,714)	10,630
Interest rate, net of tax (benefit) of ($4,966), $0, ($3,165) and $0	(6,606)	29	(4,168)	58
Unrealized loss on available-for-sale securities, net of tax of $1,575 and $2,636	—	(2,925)	—	(4,896)
Pension and other post-retirement benefits liability adjustment, net of tax of $92, $281, $214 and $563	489	413	1,436	824
Other comprehensive (loss) income	(70,333)	20,851	(7,446)	6,616
Comprehensive (loss) income	$(38,887)	$108,605	$96,035	$216,625

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(Thousands)
Cash flows from operating activities:
Net income	$103,481	$210,009
Adjustments to reconcile net income to cash provided by operating activities:
Provision for losses on accounts receivable	(2,638)	1,704
Depreciation, depletion, and amortization	223,206	160,284
Unrealized gains on derivatives and inventory	(4,365)	(2,684)
Other income	(9,930)	(24,850)
Gain on dispositions	(1,110)	(22,785)
Equity award expense	17,235	10,868
Deferred income taxes	53,057	103,938
Noncash financial instrument put premiums	8,227	–
Changes in other assets and liabilities:
Dividend from Nora Gathering LLC	7,750	18,500
Inventory	51,004	28,358
Accounts receivable and unbilled revenues	72,790	59,144
Accounts payable	(54,274)	(27,076)
Other assets and liabilities	(45,994)	(34,326)
Net cash provided by operating activities	418,439	481,084

Cash flows from investing activities:
Capital expenditures	(662,320)	(544,911)
Proceeds from sale of available-for-sale investments	–	29,947
Proceeds from sale of assets	3,746	230,525
Net cash used in investing activities	(658,574)	(284,439)

Cash flows from financing activities:
Dividends paid	(65,887)	(65,795)
Decrease in short-term loans	–	(53,650)
Repayments and retirements of long-term debt	(9,532)	–
Proceeds and tax benefits from exercises under employee compensation plans	1,499	2,025
Revolving credit facility origination fees	(2,158)	–
Net cash used in financing activities	(76,078)	(117,420)

Net (decrease) increase in cash and cash equivalents	(316,213)	79,225
Cash and cash equivalents at beginning of period	831,251	–
Cash and cash equivalents at end of period	$515,038	$79,225

Cash paid during the period for:
Interest, net of amount capitalized	$81,529	$64,703
Income taxes, net	$13,193	$2,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2012	2011
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$515,038	$831,251
Accounts receivable (less accumulated provision for doubtful accounts June 30, 2012 and December 31, 2011: $12,429 and $16,371)	105,800	153,321
Unbilled revenues	7,626	30,257
Inventory	77,907	123,960
Derivative instruments, at fair value	467,587	512,161
Prepaid expenses and other	39,595	39,184
Total current assets	1,213,553	1,690,134

Equity in nonconsolidated investments	132,221	136,972

Property, plant and equipment	9,423,950	8,768,713
Less: accumulated depreciation and depletion	2,167,508	1,962,404
Net property, plant and equipment	7,256,442	6,806,309

Regulatory assets	101,267	94,095
Other assets	44,688	45,209
Total assets	$8,748,171	$8,772,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2012	2011
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$229,944	$219,315
Accounts payable	202,483	256,757
Derivative instruments, at fair value	109,214	123,306
Other current liabilities	154,969	205,532
Total current liabilities	696,610	804,910

Long-term debt	2,506,739	2,527,627
Deferred income taxes and investment tax credits	1,672,584	1,618,944
Other credits	226,230	227,408
Total liabilities	5,102,163	5,178,889

Common stockholders’ equity:
Common stock, no par value, authorized 320,000 shares; shares issued June 30, 2012 and December 31, 2011: 175,684 and 175,684	1,754,884	1,734,994
Treasury stock, shares at cost: June 30, 2012 and December 31, 2011: 26,089 and 26,207	(471,075)	(473,215)
Retained earnings	2,181,504	2,143,910
Accumulated other comprehensive income	180,695	188,141
Total common stockholders’ equity	3,646,008	3,593,830
Total liabilities and stockholders’ equity	$8,748,171	$8,772,719

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2012 and December 31, 2011, the results of its operations for the three and six month periods ended June 30, 2012 and 2011 and its cash flows for the six month period ended June 30, 2012 and 2011.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

On July 2, 2012, EQT Midstream Partners, LP (the Partnership), a subsidiary of the Company, completed an underwritten initial public offering (IPO) of 14,375,000 common units representing limited partner interests in the Partnership, which represented 40.6% of the Partnership’s outstanding equity.  The Company retained a 59.4% equity interest in the Partnership, including 2,964,718 common units, 17,339,718 subordinated units and a 2% general partner interest. Prior to the IPO, the Company contributed to the Partnership 100% of Equitrans, LP, (Equitrans, the Company’s Federal Energy Regulatory Commission (FERC) regulated transmission, storage and gathering subsidiary). A wholly-owned subsidiary of EQT serves as the general partner of the Partnership, and the Company continues to operate the Equitrans business pursuant to an omnibus agreement and an operation and management services agreement. EQT will continue to consolidate the Partnership results. See Footnote M for additional details.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19 of this document.

B.                        Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in three segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, natural gas liquids (NGLs) and a limited amount of crude oil in the Appalachian Basin.  EQT Midstream’s operations include the natural gas gathering, transportation, storage and marketing activities of the Company. Following the IPO, EQT Midstream’s operations include ownership and operation of the Partnership. Distribution’s operations primarily comprise the state-regulated natural gas distribution activities of the Company.

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income, interest and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments. As part of the 2012 budgeting process, the Company allocated additional corporate overhead charges to the operating segments.  Current

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

period corporate overhead costs have stayed consistent with budgeted amounts; thus, unallocated expenses presented in the segment table below have decreased for the three and six month periods ended June 30, 2012.

The Company’s management reviews and reports the EQT Production segment results for operating revenues and purchased gas costs, with third party transportation costs reflected as a deduction from operating revenues. During 2011, because of increased materiality of these costs, the Company determined that consolidated results for these line items are required to be reported on a gross basis with third-party transportation costs recorded as a portion of purchased gas costs.  The consolidated operating revenues, purchased gas costs and total operating expenses for all periods presented have been adjusted to reflect this gross presentation. This adjustment had no impact on consolidated net income, consolidated operating income or on the segment results for any period presented. Management believes this adjustment is not material to the overall financial statement presentation.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands)
Revenues from external customers:
EQT Production	$158,649	$196,810	$354,045	$369,852
EQT Midstream	120,098	131,201	242,146	272,863
Distribution	48,273	69,100	183,694	264,191
Other (a)	10,784	(29,320)	7,879	(66,420)
Total	$337,804	$367,791	$787,764	$840,486

Operating income:
EQT Production (b)	$17,704	$99,759	$77,852	$182,088
EQT Midstream (b)	59,750	52,243	115,886	141,661
Distribution	6,376	8,928	43,146	62,295
Unallocated expenses	(2,426)	(7,760)	(2,184)	(12,462)
Total	$81,404	$153,170	$234,700	$373,582

Reconciliation of operating income to net income:

Other income	$5,249	$18,046	$9,930	$24,850
Interest expense	40,629	33,287	81,881	66,139
Income taxes	14,578	50,175	59,268	122,284
Total	$31,446	$87,754	$103,481	$210,009

	June 30,	December 31,
	2012	2011
	(Thousands)
Segment Assets:
EQT Production	$5,469,398	$5,256,645
EQT Midstream	1,918,025	1,785,089
Distribution	795,683	850,414
Total operating segments	8,183,106	7,892,148
Headquarters assets, including cash and short-term investments	565,065	880,571
Total assets	$8,748,171	$8,772,719

(a)          Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and both EQT Production and Distribution. In addition, this amount reflects the reclassification of third party transportation costs from purchased gas costs to operating revenues at the consolidated level. Reduced activity between segments, lower prices, and increased third-party transportation costs caused the change for the three and six month periods presented.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(b)         Gains on dispositions of $1.1 million are included in EQT Production operating income for the six months ended June 30, 2012 and gains on dispositions of $22.8 million are included in EQT Midstream operating income for the six month period ended June 30, 2011. See Note J.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$94,405	$61,899	$180,972	$119,733
EQT Midstream	14,984	14,296	29,692	29,004
Distribution	6,287	5,923	12,530	11,880
Other	5	(232)	12	(333)
Total	$115,681	$81,886	$223,206	$160,284

Expenditures for segment assets:
EQT Production (c)	$264,926	$317,906	$448,611	$544,878
EQT Midstream	119,925	46,500	199,563	75,605
Distribution	7,439	8,811	12,902	15,030
Other	443	881	1,244	2,013
Total	$392,733	$374,098	$662,320	$637,526

(c)          Capital expenditures at EQT Production for the three and six month periods ended 2011 include $92.6 million of liabilities assumed in exchange for producing properties as part of the ANPI transaction discussed in Note I.

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

The Company uses derivative commodity instruments that are purchased from or placed with major financial institutions whose creditworthiness is regularly monitored. Futures contracts obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between a fixed and a variable price for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also engages in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on short- or long-term debt.

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

For a derivative instrument that has been designated and qualifies as a fair value hedge, the change in the fair value of the instrument is recognized as a portion of operating revenues in the Statements of Consolidated Income each period.  In addition, the change in the fair value of the hedged item (natural gas inventory) is recognized as a portion of operating revenues in the Statements of Consolidated Income.  The Company has elected to exclude the spot/forward differential for the assessment of effectiveness of the fair value hedges. Any hedging ineffectiveness

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

and any change in fair value of derivative instruments that have not been designated as hedges, are recognized in the Statements of Consolidated Income each period.

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

In addition, the Company enters into a limited number of energy trading contracts to leverage its assets and limit its exposure to shifts in market prices and has a limited number of other derivative instruments not designated as hedges. In 2008 and 2011, the Company effectively settled certain derivative commodity swaps scheduled to mature during the period 2010 through 2013 by de-designating the instruments and entering into directly counteractive instruments. These transactions result in offsetting positions which are the majority of the derivative asset and liability balances not designated as hedging instruments.

All derivative instrument assets and liabilities are reported in the Condensed Consolidated Balance Sheets as derivative instruments, at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of (loss) gain recognized in other comprehensive income (OCI) (effective portion), net of tax	$(8,930)	$33,253	$98,558	$37,453
Amount of gain reclassified from accumulated OCI into operating revenues (effective portion), net of tax	$55,286	$9,919	$103,272	$26,823
Amount of (loss) gain recognized in operating revenues (ineffective portion) (a)	$(212)	$364	$(243)	$(261)

Interest rate derivatives designated as cash flow hedges
Amount of (loss) gain recognized in OCI (effective portion), net of tax	$(6,670)	$—	$(4,297)	$—
Amount of loss reclassified from accumulated OCI into interest expense (effective portion), net of tax	$(64)	$(29)	$(129)	$(58)

Commodity derivatives designated as fair value hedges (b)
Amount of (loss) gain recognized in operating revenues for fair value commodity contracts	$(2,378)	$1,363	$4,694	$(533)
Fair value gain (loss) recognized in operating revenues for inventory designated as hedged item	$8,388	$60	$(1,543)	$1,693

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in operating revenues	$(790)	$856	$1,673	$(823)

(a)          No amounts have been excluded from effectiveness testing of cash flow hedges.

(b)         For the three months ended June 30, 2012, the net impact on operating revenues consisted of a $6.0 million gain related to the exclusion of the spot/forward differential from the assessment of effectiveness. For the

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

three months ended June 30, 2011, the net impact on operating revenues consisted of a $2.1 million gain related to the exclusion of the spot/forward differential from the assessment of effectiveness and a $0.7 million loss due to changes in basis. For the six months ended June 30, 2012, the net impact on operating revenues consisted of a $2.8 million gain due to the exclusion of the spot/forward differential from the assessment of effectiveness and a $0.4 million gain due to changes in basis. For the six months ended June 30, 2011, the net impact on operating revenues consisted of a $1.5 million gain related to the exclusion of the spot/forward differential from the assessment of effectiveness and a $0.3 million loss due to changes in basis.

	June 30,	December 31,
	2012	2011
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$392,437	$412,626
Commodity derivatives not designated as hedging instruments	75,150	99,535
Total asset derivatives	$467,587	$512,161

Liability derivatives
Commodity derivatives designated as hedging instruments	$8,014	$3,681
Interest rate derivatives designated as hedging instruments	18,374	10,861
Commodity derivatives not designated as hedging instruments	82,826	108,764
Total liability derivatives	$109,214	$123,306

In August 2011, the Company entered into a forward-starting interest rate swap to mitigate the risk of rising interest rates. The forward-starting interest rate swap was designated as a cash flow hedge of forecasted future interest payments. The Company recorded a deferred loss of $11.8 million and $7.6 million in accumulated other comprehensive income, net of tax, as of June 30, 2012 and December 31, 2011, respectively, associated with the change in fair value of the interest rate swap.

The net fair value of commodity derivative instruments changed during the first six months of 2012 primarily as a result of settlements, which were partially offset by a decrease in prices.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 343 Bcf and 349 Bcf as of June 30, 2012 and December 31, 2011, respectively, and are primarily related to natural gas swaps and collars.  The open positions at June 30, 2012 had maturities extending through December 2016.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as fair value hedges totaled 10 Bcf and 9 Bcf as of June 30, 2012 and December 31, 2011, respectively.

The Company deferred net gains of $227.4 million and $232.1 million in accumulated other comprehensive income, net of tax, as of June 30, 2012 and December 31, 2011, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $136 million of net unrealized gains on its derivative commodity instruments reflected in accumulated other comprehensive income, net of tax, as of June 30, 2012 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. During the second quarter of 2012, the Company identified an error related to the accounting for a derivative instrument put premium which should have been recognized over the period January 2010 through December 2011 in conjunction with the settlements of the related financial positions. The Company has evaluated materiality in accordance with SEC Staff Accounting Bulletins Topics 1.M and 1.N and considered relevant qualitative and quantitative factors. Based on this analysis, the Company corrected the error in the second quarter of 2012 through the reduction of EQT Production segment operating revenue by $8.2 million, the increase of accumulated other comprehensive income by $5.1 million and the decrease of deferred tax expense by $3.1 million.  The Company concluded that this error is not material to any prior periods, the expected annual results of 2012 or to the trend in earnings over the affected periods. The error had no effect on cash flows or debt covenant compliance.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change.  The Company believes that New York Mercantile Exchange (NYMEX) traded futures contracts have reduced credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members.  The Company’s OTC swap and collar derivative instruments are primarily with financial institutions and thus are subject to events that would impact those companies individually as well as that industry as a whole.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company utilizes various processes and analysis to monitor and evaluate its credit risk exposures.  These include closely monitoring current market conditions and credit default swap rates.  Credit exposure is controlled through credit approvals and limits.  To manage the level of credit risk, the Company deals with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible and may obtain collateral or other security. As of June 30, 2012, all derivative contracts outstanding were with counterparties having a Standard & Poor’s Rating Services (S&P) rating of A- or higher and a Moody’s Investor Services (Moody’s) rating of Baa1 or higher.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposit in an amount equal to the portion of the derivative asset which is in excess of the threshold amount.  The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  Participants must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received.  The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract and are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $0.7 million and $0.1 million as of June 30, 2012 and December 31, 2011, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by S&P or Moody’s are lowered below investment grade, additional collateral must be deposited with the counterparty.  This additional collateral can be up to 100% of the derivative liability.  As of June 30, 2012, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position was $3.8 million, for which the Company had no collateral posted.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2012, the Company would have been required to post additional collateral of $1.7 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies.  The Company’s unsecured medium-term debt was rated BBB by S&P and Baa2 by Moody’s at June 30, 2012. In order to be considered investment grade, the Company must be rated BBB or higher by S&P and Baa2 or higher by Moody’s.  Anything below these ratings is considered to be non-investment grade.

D.                        Investments, Available-For-Sale

During the three and six month periods ended June 30, 2012 and 2011, the Company did not purchase any investment securities.

During the six month period ended June 30, 2011, the Company sold all of its available-for-sale securities for proceeds of $29.9 million which resulted in gross realized gains of $8.5 million, $4.9 million of which was reclassified from accumulated other comprehensive income. The Company uses the average cost method to determine the cost of securities sold.

E.         Fair Value Measurements

The Company records its financial instruments, principally derivative instruments, at fair value in its Condensed Consolidated Balance Sheets.  The Company has an established process for determining fair value which is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and liabilities in Level 2 include the majority of the Company’s swap agreements, including the forward-starting interest rate swap, and assets and liabilities in Level 3 include the Company’s collars and a limited number of the Company’s swap agreements.  Since the adoption of fair value accounting, the Company has not made any changes to its classification of assets and liabilities in each category.

The fair value of assets and liabilities included in Level 2 is based on industry discounted cash flow models that use significant observable inputs, including NYMEX and LIBOR forward curves and LIBOR-based discount rates.  Collars included in Level 3 are valued using industry discounted cash flow models.  The primary significant unobservable input to the valuation of assets and liabilities in Level 3 is the volatility assumption to the option pricing model used to value commodity collars.  The Company considers current market information about option trading and historical averages in deriving these volatilities.  At June 30, 2012 the range of Company derived market volatilities used to value Level 3 assets and liabilities was 25-58%.  The fair value of the collar agreements is sensitive to changes in the volatility assumption.  Significant changes in this assumption might result in a significantly higher or lower fair values for these assets and liabilities.  As of June 30, 2012, an increase in the volatility assumption would increase the value of the derivative asset and a decrease in the volatility assumption would decrease the value of the derivative asset.  The Company uses NYMEX forward curves to value futures, commodity swaps and collars. The Company uses LIBOR forward curves to value interest rate swaps. The NYMEX and LIBOR forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the period:

		Fair value measurements at reporting date using
Description	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$467,587	$1,688	$335,352	$130,547
Total assets	$467,587	$1,688	$335,352	$130,547

Liabilities
Derivative instruments, at fair value	$109,214	$1,534	$106,569	$1,111
Total liabilities	$109,214	$1,534	$106,569	$1,111

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$512,161	$3,612	$365,238	$143,311
Total assets	$512,161	$3,612	$365,238	$143,311

Liabilities
Derivative instruments, at fair value	$123,306	$2,727	$120,528	$51
Total liabilities	$123,306	$2,727	$120,528	$51

	Fair value measurements using significant unobservable inputs (Level 3)

	Derivative instruments, at fair value, net three months ended June 30,		Derivative instruments, at fair value, net six months ended June 30,
	2012	2011	2012	2011
	(Thousands)
Beginning of period	$156,066	$97,364	$143,260	$116,672
Total gains or losses:
Included in earnings	—	—	—	14
Included in other comprehensive income	(4,203)	16,851	27,393	11,020
Purchases	(1,016)	—	(1,016)	—
Settlements	(21,411)	(12,243)	(40,201)	(25,734)
Transfers in and/or out of Level 3	—	—	—	—
End of period	$129,436	$101,972	$129,436	$101,972

There are no gains or losses included in earnings for the periods in the table above attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of June 30, 2012 and 2011.

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments; these are considered Level 1 fair values.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value.  Fair value for non-traded debt obligations is estimated using a discounted cash flow model which estimates a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 was approximately $3.1 billion and $3 billion, respectively.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s effective income tax rate for the six months ending June 30, 2012 was 36.4%.  The effective income tax rate for the six months ended June 30, 2011 was 36.8%. The decrease in the effective tax rate from 2011 was attributable to a decrease in state taxes primarily as a result of lower pre-tax income on state tax paying entities in 2012 and an increased benefit related to equity funds of regulated businesses in 2012 partially offset by lower tax reserves recorded in 2011.

During the second quarter of 2012 and 2011, the Company finalized settlements with the Internal Revenue Service (IRS) relating to its research and experimentation tax credits claimed from 2006 through 2009 and from 2001 through 2005, respectively.  Except for refund claims from 2004 and 2005 related to tax losses carried back to those years, the consolidated federal income tax liability of the Company has been settled with the IRS through 2005.  The Company is currently under audit for the 2006 through 2009 periods.  The examination of these periods began in the second quarter of 2010. The Company also is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions.

G.        Short-Term Loans

As of June 30, 2012 and December 31, 2011, the Company had no loans or letters of credit outstanding under its revolving credit facility. Commitment fees averaging approximately 6.0 basis points in the second quarter of 2012 and 5.0 basis points in the second quarter of 2011 were incurred to maintain credit availability under the revolving credit facility.

There were no short-term loans outstanding during the six months ended June 30, 2012. The maximum amount of outstanding short-term loans at any time during the six months ended June 30, 2011 was $104.0 million.  The average daily balance of short-term loans outstanding during the six months ended June 30, 2011 was approximately $11.1 million at a weighted average annual interest rate of 1.81%.

H.        Long-Term Debt

	June 30,	December 31,
	2012	2011
	(Thousands)
7.76% notes, due 2012 thru 2016	$43,483	$53,742
5.15% notes, due November 15, 2012	200,000	200,000
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due June 1, 2019	700,000	700,000
4.88% notes, due November 15, 2021	750,000	750,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
8.7% to 9.0% Series A, due 2014 thru 2021	40,200	40,200
7.3% to 7.6% Series B, due 2013 thru 2023	30,000	30,000
7.6% Series C, due 2018	8,000	8,000
	2,736,683	2,746,942
Less debt payable within one year	229,944	219,315
Total long-term debt	$2,506,739	$2,527,627

During the second quarter of 2011, the Company assumed 7.76% Guaranteed Senior Notes due August 31, 2011 through February 28, 2016 in the aggregate principal of $57.1 million in a non-cash transaction. See Note I.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

J.         Dispositions

On July, 1, 2011, the Company sold the Big Sandy Pipeline to Spectra Energy Partners, LP for $390 million. Big Sandy is a natural gas pipeline regulated by the Federal Energy Regulatory Commission. Big Sandy transports natural gas from the natural gas processing complex in Langley, Kentucky to interconnections with unaffiliated pipelines leading to the mid-Atlantic and Northeast markets. In conjunction with this transaction, the Company realized a pre-tax gain of $180.1 million in the third quarter 2011.

On February 1, 2011, the Company sold its natural gas processing complex in Langley, Kentucky and the associated natural gas liquids pipeline for $230 million. In conjunction with this transaction, the Company realized a pre-tax gain of $22.8 million.

K.        Recently Issued Accounting Standards

Disclosure about Offsetting Assets and Liabilities

In December 2011, the FASB issued a standards update intended to enhance disclosures by requiring additional information about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement.  The update is to be applied

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

prospectively and is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.

L.        Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share totaled 560,244 and 667,399 for the three months ended June 30, 2012 and 2011, respectively, and 667,224 and 686,954 for the six months ended June 30, 2012 and 2011, respectively.  Options to purchase common stock which were not included in potentially dilutive securities because they were anti-dilutive totaled 1,149,523 and 6,480 for the three months ended June 30, 2012 and 2011, respectively, and 243,398 and 884,497 for the six months ended June 30, 2012 and 2011, respectively.

M.       Subsequent Event

On July 2, 2012, the Partnership, a subsidiary of the Company, completed an underwritten initial public offering of 14,375,000 common units representing limited partner interests in the Partnership, which represented 40.6% of the Partnership’s outstanding equity.  The Company retained a 59.4% equity interest in the Partnership, including 2,964,718 common units, 17,339,718 subordinated units and a 2% general partner interest. Prior to the IPO, the Company contributed to the Partnership 100% of Equitrans. EQT will continue to consolidate the Partnership results.

Also, on July 2, 2012, in connection with the closing of the IPO:

•

The Partnership, its general partner and EQT entered into an Omnibus Agreement (Omnibus Agreement), pursuant to which, among other things, EQT agreed to provide the Partnership with general and administrative services and a license to use the name “EQT” and related marks in connection with the Partnership’s business. The Omnibus Agreement also provides for certain indemnification and reimbursement obligations between EQT and the Partnership.

•

EQT’s subsidiary EQT Gathering, LLC (EQT Gathering) and the Partnership entered into an operation and management services agreement (Services Agreement), pursuant to which EQT Gathering will provide the Partnership’s pipelines and storage facilities with certain operational and management services. The Services Agreement also provides for certain indemnification and reimbursement obligations between the Partnership and EQT Gathering.

•

The Partnership entered into a $350 million revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on July 2, 2017. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Company is not a guarantor of the Partnership’s obligations under the credit facility.

The Partnership received net cash of approximately $278 million upon closing of the IPO.  Approximately $232 million of the proceeds were distributed to EQT, $12 million was retained by the Partnership to replenish amounts distributed by Equitrans to EQT prior to the IPO, $32 million was retained by the Partnership to pre-fund certain maintenance capital expenditures and $2 million was used by the Partnership to pay revolving credit facility origination fees associated with a $350 million revolving credit agreement entered into by the Partnership at the closing of the IPO.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes; gathering and transmission growth and volumes; infrastructure programs (including the Sunrise Pipeline and the gathering expansion projects); technology (including drilling techniques); asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices; reserves; capital expenditures; including funding sources and availability; estimates of cost to develop wells; financing requirements and availability; hedging strategy; the effects of government regulation and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011.

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

CORPORATE OVERVIEW

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

EQT’s consolidated net income for the three months ended June 30, 2012 was $31.4 million, $0.21 per diluted share, compared with $87.8 million, $0.58 per diluted share, for the period ended June 30, 2011. The $56.4 million decrease in net income from 2011 to 2012 was primarily attributable to a decrease in production revenues due to lower realized sales prices, higher depreciation, depletion and amortization, the gain realized in 2011 on the purchase of ANPI, higher interest expense and a decrease in midstream revenues due to the July 2011 sale of the Big Sandy Pipeline, partially offset by increased production volumes and lower income tax expense.

The average realized sales price to EQT Corporation for production sales volumes was $3.83 per Mcfe during the second quarter 2012 compared to $5.60 per Mcfe in the same period of the prior year.  The average NYMEX natural gas price decreased from $4.31 in 2011 to $2.22 in 2012.  Hedging activities resulted in an increase in the price of production sales volumes of $1.52 per Mcf in 2012 compared to $0.41 per Mcf in 2011 as a result of higher volumes being hedged and decreases in NYMEX natural gas prices in the current year.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income decreased $12.8 million from 2011 to 2012 due to sales of securities in 2011 resulting in a $4.5 million gain, a $10.1 million gain recognized in 2011 on the ANPI transaction and a $0.9 million compressor impairment charge on Nora Gathering LLC.

Interest expense increased by $7.3 million from $33.3 million for the three months ended June 30, 2011 to $40.6 million for the three months ended June 30, 2012. This was primarily a result of the Company’s November 2011 issuance of $750 million 4.875% notes due in 2021, partially offset by the maturity of medium-term notes during the fourth quarter of 2011 and higher capitalized interest on increased Marcellus well development in 2012. The Company continues to use the net proceeds of the recently issued notes to invest in drilling and midstream infrastructure to develop the Marcellus play.

Income tax expense decreased by $35.6 million from 2011 to 2012 primarily as a result of lower pre-tax income.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

EQT’s consolidated net income for the six months ended June 30, 2012 was $103.5 million, $0.69 per diluted share, compared with $210.0 million, $1.40 per diluted share, for the period ended June 30, 2011. The $106.5 million decrease in net income from 2011 to 2012 was primarily attributable to a decrease in production revenues due to lower realized sales prices, higher operating expenses, the gain realized by the Company in 2011 on the sale of the Langley natural gas processing complex, warmer weather during the current period and higher interest expense, partially offset by increased production volumes and higher gathering net revenues.

The average realized sales price to EQT Corporation for production sales volumes was $4.31 per Mcfe during the six months ended 2012 compared to $5.52 per Mcfe in the same period of the prior year.  The average NYMEX natural gas price decreased from $4.21 in 2011 to $2.48 in 2012.  Hedging activities resulted in an increase in the price of production sales volumes of $1.52 per Mcf in 2012 compared to $0.44 per Mcf in 2011 as a result of higher volumes being hedged and decreases in NYMEX natural gas prices in the current year.

Other income was $9.9 million for the first six months of 2012 compared to $24.9 million the same period in 2011. This $15.0 million decrease was a result of sales of securities in 2011 resulting in a gain of $8.5 million, as well as a $10.1 million gain recognized on the ANPI transaction in 2011.

Interest expense increased by $15.7 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 as a result of the Company’s November 2011 issuance of $750 million 4.875% notes due in 2021. This increase was partially offset by the maturity of medium-term notes during the fourth quarter of 2011 and higher capitalized interest on increased Marcellus well development in 2012. The Company continues to use the net proceeds of the recently issued notes to invest in drilling and midstream infrastructure to develop the Marcellus play.

Income tax expense decreased by $63.0 million from 2011 to 2012 primarily as a result of lower pre-tax income.

See Investing Activities under the caption Capital Resources and Liquidity for a discussion of capital expenditures.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT CORPORATION

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%	2012	2011	%
OPERATIONAL DATA

Average wellhead sales price to EQT Corporation:
Natural gas excluding hedges ($/Mcf)	$1.93	$4.58	(57.9)	$2.34	$4.47	(47.7)
Hedge impact ($/Mcf of natural gas) (a)	$1.52	$0.41	270.7	$1.52	$0.44	245.5
Natural gas including hedges ($/Mcf)	$3.45	$4.99	(30.9)	$3.86	$4.91	(21.4)

NGLs ($/Bbl)	$34.56	$51.71	(33.2)	$41.24	$51.86	(20.5)
Crude oil ($/Bbl)	$85.99	$89.08	(3.5)	$85.70	$84.95	0.9
Total ($/Mcfe)	$3.83	$5.60	(31.6)	$4.31	$5.52	(21.9)

Less revenues to EQT Midstream ($/Mcfe)	$1.21	$1.44	(16.0)	$1.23	$1.45	(15.2)
Average wellhead sales price to EQT Production ($/Mcfe)	$2.62	$4.16	(37.0)	$3.08	$4.07	(24.3)

Average NYMEX natural gas ($/Mcf)	$2.22	$4.31	(48.5)	$2.48	$4.21	(41.1)

Natural gas sales volumes (MMcf)	56,353	43,830	28.6	107,126	83,965	27.6
NGL sales volumes (Mbbls)	850	774	9.8	1,637	1,500	9.1
Crude oil sales volumes (Mbbls)	73	49	49.0	127	80	58.8
Total produced sales volumes (MMcfe) (b)	59,997	47,030	27.6	114,067	90,077	26.6

Capital expenditures (thousands) (c)	$392,733	$374,098	5.0	$662,320	$637,526	3.9

(a)                                  All hedges are related to natural gas.

(b)                                 NGLs were converted to Mcfe at the rates of 3.77 Mcfe per barrel and 3.75 Mcfe per barrel based on the liquids content for the three months ended June 30, 2012 and 2011, respectively, and 3.77 Mcfe per barrel and 3.75 Mcfe per barrel based on the liquids content for the six months ended June 30, 2012 and 2011, respectively. Crude oil was converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(c)                                  Capital expenditures in the EQT Production segment for the three and six month periods ended 2011 include $92.6 million of liabilities assumed in exchange for producing properties as part of the ANPI transaction discussed in Note I.

Business Segment Results

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company’s management reviews and reports the EQT Production segment results for operating revenues and purchased gas costs with transportation costs reflected as a deduction from operating revenues as management believes this presentation provides a more useful view of net wellhead price and is consistent with industry practices. Third party transportation costs are reported as a component of purchased gas costs in the consolidated results. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note B to the Condensed Consolidated Financial Statements. As part of the 2012 budgeting process, the Company allocated additional corporate overhead charges to the operating segments. As current period corporate overhead costs have stayed consistent with budgeted amounts, unallocated expenses have decreased for the three and six month periods ended June 30, 2012.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2012	2011	%	2012	2011	%
OPERATIONAL DATA

Natural gas, NGL and crude oil production (MMcfe) (a)	60,601	48,039	26.1	115,426	92,565	24.7
Company usage, line loss (MMcfe)	(604)	(1,009)	(40.1)	(1,359)	(2,488)	(45.4)
Total sales volumes (MMcfe)	59,997	47,030	27.6	114,067	90,077	26.6

Average daily sales volumes (MMcfe/d)	659	517	27.5	627	498	25.9

Sales volume detail (MMcfe):
Horizontal Marcellus Play	32,223	18,505	74.1	59,065	34,495	71.2
Horizontal Huron Play	9,852	10,017	(1.6)	19,518	20,360	(4.1)
CBM Play	3,288	3,396	(3.2)	6,586	6,775	(2.8)
Other (vertical non-CBM)	14,634	15,112	(3.2)	28,898	28,447	1.6
Total production sales volumes	59,997	47,030	27.6	114,067	90,077	26.6

Average wellhead sales price to EQT Production ($/Mcfe)	$2.62	$4.16	(37.0)	$3.08	$4.07	(24.3)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.19	$0.22	(13.6)	$0.20	$0.20	0.0
Production taxes ($/Mcfe) (b)	$0.17	$0.20	(15.0)	$0.17	$0.19	(10.5)
Production depletion ($/Mcfe)	$1.53	$1.24	23.4	$1.53	$1.25	22.4

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$92,430	$59,709	54.8	$176,956	$115,321	53.4
Other DD&A	1,975	2,190	(9.8)	4,016	4,412	(9.0)
Total DD&A (thousands)	$94,405	$61,899	52.5	$180,972	$119,733	51.1

Capital expenditures (thousands) (c)	$264,926	$317,906	(16.7)	$448,611	$544,878	(17.7)

FINANCIAL DATA (Thousands)

Total net operating revenues	$158,649	$196,810	(19.4)	$354,045	$369,852	(4.3)

Operating expenses:
LOE, excluding production taxes	11,798	10,348	14.0	22,734	18,148	25.3
Production taxes (b)	10,774	9,417	14.4	26,861	17,728	51.5
Exploration expense	1,887	1,198	57.5	3,715	2,573	44.4
Selling, general and administrative (SG&A)	22,081	14,189	55.6	43,021	29,582	45.4
DD&A	94,405	61,899	52.5	180,972	119,733	51.1
Total operating expenses	140,945	97,051	45.2	277,303	187,764	47.7
Gain on dispositions	–	–	–	1,110	–	100.0
Operating income	$17,704	$99,759	(82.3)	$77,852	$182,088	(57.2)

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)   Natural gas, NGL and oil production represents the Company’s interest in natural gas, NGL and oil production measured at the wellhead.  It is equal to the sum of total sales volumes, Company usage and line loss.

(b)   Production taxes include severance and production-related ad valorem and other property taxes. In 2012, production taxes also include an accrual for the Pennsylvania impact fee of $3.1 million and $11.3 million for the three and six months, respectively. The production taxes unit rate for the three and six months ending June 30, 2012 excludes the impact of $0.5 million and $6.7 million, respectively, for the accrual for pre-2012 Marcellus wells.

(c)   Capital expenditures in the EQT Production for the three and six month periods ended 2011 include $92.6 million of liabilities assumed in exchange for producing properties as part of the ANPI transaction discussed in Note I.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

EQT Production’s operating income totaled $17.7 million for the three months ended June 30, 2012 compared to $99.8 million for the three months ended June 30, 2011.  The $82.1 million decrease in operating income was primarily due to a lower average wellhead sales price and an increase in operating expenses partially offset by increased sales of produced natural gas.

Total operating revenues were $158.6 million for the three months ended June 30, 2012 compared to $196.8 million for the three months ended June 30, 2011. The $38.2 million decrease in operating revenues was primarily due to a 37% decrease in the average wellhead sales price to EQT Production which more than offset a 28% increase in production sales volumes. The $1.54 per Mcfe decrease in the average wellhead sales price to EQT Production was primarily due to a 49% decrease in the average NYMEX price as well as lower NGL and basis prices partially offset by higher hedging gains and lower gathering rates compared to the second quarter of 2011. The average wellhead sales price was also impacted unfavorably in the second quarter of 2012 by $0.14 per Mcfe as a result of an $8.2 million adjustment to recognize financial instrument put premiums which should have been recorded ratably over 2010 and 2011 and by $0.07 per Mcfe for the cost of new transmission capacity on the El Paso 300 line including long-term resale agreements. Management evaluated the size and nature of the put premium adjustment and concluded that the adjustment was not material to the financial statements.  The increase in production sales volumes was primarily the result of increased production from the 2011 and 2012 drilling programs, primarily in the Marcellus, as well as the acquisition of producing properties associated with the ANPI transaction in May 2011 which added 0.7 Bcfe of sales volumes in the three months ended June 30, 2012. This increase was partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $140.9 million for the three months ended June 30, 2012 compared to $97.1 million for the three months ended June 30, 2011.  The increase in operating expenses was the result of increases in DD&A, SG&A, LOE and production taxes. Depletion expense increased as a result of a higher overall depletion rate in 2012 as well as higher produced volumes in the current year.  The increase in the depletion rate was primarily due to an increase in costs to complete wells, higher capitalized overhead and interest costs, the removal of proved reserves due to lower natural gas prices and the suspension of drilling activity in the Huron play. The increase in SG&A was primarily a result of higher corporate overhead and commercial services allocations as well as increased labor and relocation expenses associated with increased Marcellus drilling.  The increase in LOE was mainly due to increased Marcellus activity in 2012 as well as the elimination, as part of the ANPI transaction, of certain operating expense reimbursement agreements.

In February 2012, the Commonwealth of Pennsylvania passed a natural gas impact fee. The legislation, which covers a significant portion of EQT’s Marcellus Shale acreage, imposes an annual fee for a period of fifteen years on each well drilled. The impact fee adjusts annually based on three factors: age of the well, changes in the Consumer Price Index and the average monthly NYMEX natural gas price. Production taxes increased primarily due to the Pennsylvania impact fee as well as an increase in property taxes partially offset by a decrease in severance taxes due to the current year decrease in average wellhead sales price.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

EQT Production’s operating income totaled $77.9 million for the six months ended June 30, 2012 compared to $182.1 million for the six months ended June 30, 2011.  The $104.2 million decrease in operating income was primarily due to a lower average wellhead sales price and an increase in operating expenses partially offset by increased sales of produced natural gas.

Total operating revenues were $354.0 million for the six months ended June 30, 2012 compared to $369.9 million for the six months ended June 30, 2011. The $15.9 million decrease in operating revenues was primarily due to a 24% decrease in the average wellhead sales price to EQT Production which more than offset a 27% increase in production sales volumes.  The $0.99 per Mcfe decrease in the average wellhead sales price to EQT Production was primarily due to a 41% decrease in the average NYMEX price as well as lower basis and NGL prices partially offset by higher hedging gains and lower gathering rates compared to 2011. The average wellhead sales price was also impacted unfavorably in the first six months of 2012 by $0.07 per Mcfe as a result of an $8.2 million adjustment to recognize financial instrument put premiums which should have been recorded ratably over 2010 and 2011 and favorably by $0.06 per Mcfe for the cost of new transmission capacity on the El Paso 300 line including long-term resale agreements. Management evaluated the size and nature of the put premium adjustment and concluded that the adjustment was not material to the financial statements.  The increase in production sales volumes was the result of increased production from the 2011 and 2012 drilling programs, primarily in the Marcellus, as well as the acquisition of producing properties associated with the ANPI transaction in May 2011 which added 2.6 Bcfe of sales volumes in the six months ended June 30, 2012. This increase was partially offset by the normal production decline in the Company’s wells.

Operating expenses totaled $277.3 million for the six months ended June 30, 2012 compared to $187.8 million for the six months ended June 30, 2011.  The increase in operating expenses was the result of increases in DD&A, SG&A, LOE and production taxes. Depletion expense increased as a result of a higher overall depletion rate in 2012 as well as higher produced volumes in the current year.  The increase in the depletion rate was primarily due to an increase in costs to complete wells, higher capitalized overhead and interest costs, the removal of proved reserves due to lower natural gas prices and the suspension of drilling activity in the Huron play.  The increase in SG&A was primarily a result of higher corporate overhead and commercial services allocations as well as increased labor and relocation expenses associated with increased Marcellus drilling.  The increase in LOE was mainly due to increased Marcellus activity in 2012 as well as the elimination, as part of the ANPI transaction, of certain operating expense reimbursement agreements.

Production taxes increased primarily due to the accrual in 2012 of $11.3 million for the Pennsylvania impact fee, of which $6.7 million represents the retroactive fee for pre-2012 Marcellus wells, as well as an increase in property taxes partially offset by a decrease in severance taxes due to the current year decrease in average wellhead sales price.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%	2012	2011	%
OPERATIONAL DATA

Gathered volumes (BBtu)	77,393	62,566	23.7	148,559	121,188	22.6
Average gathering fee ($/MMBtu)	$0.93	$0.98	(5.1)	$0.95	$0.99	(4.0)
Gathering and compression expense ($/MMBtu) (a)	$0.27	$0.27	–	$0.27	$0.28	(3.6)
Transmission pipeline throughput (BBtu)	47,049	43,439	8.3	89,124	79,001	12.8

Net operating revenues (thousands):
Gathering	$72,124	$61,257	17.7	$141,377	$120,238	17.6
Transmission	21,514	24,566	(12.4)	44,455	50,955	(12.8)
Storage, marketing and other	14,671	12,015	22.1	29,594	33,167	(10.8)
Total net operating revenues	$108,309	$97,838	10.7	$215,426	$204,360	5.4

Unrealized gain (loss) on derivatives and inventory (thousands) (b)	$3,519	$1,310	168.6	$(1,928)	$454	(524.7)

Capital expenditures (thousands)	$119,925	$46,500	157.9	$199,563	$75,605	164.0

FINANCIAL DATA (Thousands)

Total operating revenues	$120,098	$131,201	(8.5)	$242,146	$272,863	(11.3)
Purchased gas costs	11,789	33,363	(64.7)	26,720	68,503	(61.0)
Total net operating revenues	108,309	97,838	10.7	215,426	204,360	5.4

Operating expenses:
Operating and maintenance (O&M)	23,700	20,033	18.3	47,804	34,360	39.1
SG&A	9,875	11,266	(12.3)	22,044	22,120	(0.3)
DD&A	14,984	14,296	4.8	29,692	29,004	2.4
Total operating expenses	48,559	45,595	6.5	99,540	85,484	16.4
Gain on dispositions	—	—	—	—	22,785	(100.0)
Operating income	$59,750	$52,243	14.4	$115,886	$141,661	(18.2)

(a)          Gathering and compression expense per unit excludes $7.1 million of favorable adjustments during the six months ended June 30, 2011 for certain non-income tax reserves.

(b)         Included within storage, marketing and other net operating revenues.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

EQT Midstream’s operating income totaled $59.8 million for the three months ended June 30, 2012 compared to $52.2 million for the three months ended June 30, 2011.  The $7.6 million increase in operating income was primarily the result of increased net operating revenues partially offset by increased operating expenses.

Total net operating revenues were $108.3 million for the three months ended June 30, 2012 compared to $97.8 million for the three months ended June 30, 2011.  The increase in total net operating revenues was primarily due to a $10.9 million increase in gathering net operating revenues, partially offset by a $3.1 million decrease in transmission net operating revenues.

Gathering net operating revenues increased due to a 24% increase in gathered volumes partially offset by a 5% decrease in the average gathering fee.  The gathered volume increase was driven primarily by higher volumes

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

gathered for EQT Production in the Marcellus play.  The average gathering fee decreased primarily from lower gathered volumes in the Huron play and increased gathered volumes in the Marcellus play, as the Marcellus gathering rate is lower than the gathering rate for Huron and other volumes.

Transmission net operating revenues in the three months ended June 30, 2012 decreased from the prior year primarily as a result of $8.1 million of revenues lost due to the July 2011 sale of the Big Sandy Pipeline, partially offset by higher firm transportation activity from affiliated shippers due to increased Marcellus volumes and increased capacity resulting from the Equitrans 2010 Marcellus expansion project.

Total operating revenues decreased $11.1 million, or 8%, primarily as a result of lower sales prices on decreased commercial activity and the sales of the Langley natural gas process complex and the Big Sandy Pipeline in 2011 partially offset by an increase in gathered volumes.  Total purchased gas costs decreased 65% primarily as a result of lower gas costs on decreased commercial activity.

Operating expenses totaled $48.6 million for the three months ended June 30, 2012 compared to $45.6 million for the three months ended June 30, 2011. The increase in operating expenses was primarily due to increased labor and benefits, a compressor impairment charge related to the Huron program, property taxes and third party gathering expenses partially offset by a $2.5 million recovery of amounts due from Lehman Brothers and savings resulting from the 2011 sale of the Big Sandy Pipeline.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

EQT Midstream’s operating income totaled $115.9 million for the six months ended June 30, 2012 compared to $141.7 million for the six months ended June 30, 2011.  The $25.8 million decrease in operating income was primarily the result of the gain on sale of the Langley natural gas processing complex in 2011 and increased operating expenses in 2012 partially offset by an increase in 2012 of net operating revenues.

Total net operating revenues were $215.4 million for the six months ended June 30, 2012 compared to $204.4 million for the six months ended June 30, 2011.  The increase in total net operating revenues was primarily due to a $21.1 million increase in gathering net operating revenues partially offset by a $6.5 million decrease in transmission net operating revenues.

Gathering net operating revenues increased due to a 23% increase in gathered volumes partially offset by a 4% decrease in the average gathering fee.  The gathered volume increase was driven primarily by higher volumes gathered for EQT Production in the Marcellus play.  The average gathering fee decreased primarily from lower gathered volumes in the Huron play and increased gathered volumes in the Marcellus play, as the Marcellus gathering rate is lower than the gathering rate for Huron and other volumes.

Transmission net operating revenues in the first half of 2012 decreased from the prior year primarily as a result of the absence of $16 million of revenues due to the July 2011 sale of the Big Sandy Pipeline, partially offset by higher firm transportation activity from affiliated shippers due to increased Marcellus volumes and increased capacity resulting from the Equitrans 2010 Marcellus expansion project.

Total operating revenues decreased $30.7 million, or 11%, primarily as a result of lower sales prices on decreased commercial activity and the sale of the Big Sandy Pipeline in 2011 partially offset by an increase in gathered volumes.  Total purchased gas costs decreased 61% primarily as a result of lower gas costs on decreased commercial activity.

Operating expenses totaled $99.5 million for the six months ended June 30, 2012 compared to $85.5 million for the six months ended June 30, 2011.  The increase in operating expenses was primarily due to a $12.1 million reduction in 2011 of certain non-income tax reserves as a result of property tax settlements, increases in labor and benefits, compressor expenses, O&M expenses and third party gathering expenses in 2012 offset by savings resulting from the 2011 sales of the Langley natural gas processing complex and Big Sandy Pipeline.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	%	2012	2011	%
OPERATIONAL DATA

Heating degree days (30 year average: QTD – 665; YTD –3,535)	489	487	0.4	2,721	3,423	(20.5)

Residential sales and transportation volumes (MMcf)	2,405	2,694	(10.7)	11,460	14,718	(22.1)
Commercial and industrial volumes (MMcf)	5,753	5,611	2.5	15,112	16,742	(9.7)
Total throughput (MMcf)	8,158	8,305	(1.8)	26,572	31,460	(15.5)

Net operating revenues (thousands):
Residential	$17,974	$19,146	(6.1)	$58,634	$70,096	(16.4)
Commercial & industrial	8,660	8,237	5.1	25,683	29,416	(12.7)
Off-system and energy services	4,554	5,506	(17.3)	10,262	11,270	(8.9)
Total net operating revenues	$31,188	$32,889	(5.2)	$94,579	$110,782	(14.6)

Capital expenditures (thousands)	$7,439	$8,811	(15.6)	$12,902	$15,030	(14.2)

FINANCIAL DATA (Thousands)

Total operating revenues	$48,273	$69,100	(30.1)	$183,694	$264,191	(30.5)

Purchased gas costs	17,085	36,211	(52.8)	89,115	153,409	(41.9)

Net operating revenues	31,188	32,889	(5.2)	94,579	110,782	(14.6)

Operating expenses:
O&M	10,248	10,731	(4.5)	20,461	21,052	(2.8)
SG&A	8,277	7,307	13.3	18,442	15,555	18.6
DD&A	6,287	5,923	6.1	12,530	11,880	5.5
Total operating expenses	24,812	23,961	3.6	51,433	48,487	6.1
Operating income	$6,376	$8,928	(28.6)	$43,146	$62,295	(30.7)

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Distribution’s operating income totaled $6.4 million for the three months ended June 30, 2012 compared to $8.9 million for the same period in 2011.  The decrease in operating income was primarily due to warmer weather during the early part of the second quarter of 2012 and higher operating expenses.

Net operating revenues were $31.2 million for the three months ended June 30, 2012 compared to $32.9 million for the second quarter of 2011.  The $1.7 million decrease in net operating revenues was due to several factors.  Net operating revenues from residential customers decreased $1.2 million as a result of warmer weather during the early portion of the second quarter of 2012 as compared to the same period in 2011.  Off-system and energy services net operating revenues decreased $1.0 million primarily due to lower revenues from asset optimization opportunities realized in the second quarter of 2012. The decrease in asset optimization transactions and lower natural gas prices, as well as a decrease in the commodity component of tariff rates resulted in a decrease in both total operating revenues and purchased gas costs.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $24.8 million for the three months ended June 30, 2012 compared to $24.0 million for the three months ended June 30, 2011.  The $0.8 million increase in operating expenses was a result of higher corporate overhead allocations and increased DD&A in the second quarter of 2012.  These increases were partially offset by lower operating and maintenance expenses.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Distribution’s operating income totaled $43.1 million for the first half of 2012 compared to $62.3 million for the first half of 2011.  The decrease in operating income was primarily due to record warm weather during 2012.

Net operating revenues were $94.6 million for the first half of 2012 compared to $110.8 million for the first half of 2011.  Net operating revenues from residential customers decreased $11.5 million as a result of weather which was 21% warmer than the first half of 2011 (23% warmer than the 30-year National Oceanic and Atmospheric Administration (NOAA) average for the Company’s service territory). According to the NOAA, it was the warmest January through March time period on record in the Company’s service territory. Commercial and industrial net operating revenues also decreased approximately $3.7 million primarily due to warmer weather and a decrease in performance-based revenues.  Off-system and energy services net operating revenues decreased $1.0 million primarily due to lower revenues from asset optimization opportunities realized during the first half of 2012 as compared to the same period in 2011.  The decreases in total operating revenues and purchased gas costs were primarily due to lower customer throughput as a result of warmer weather during the first half of 2012 and a decrease in the commodity component of tariff rates.

Operating expenses totaled $51.4 million for the first half of 2012 compared to $48.5 million for the first half of 2011.  The $2.9 million increase in operating expenses was primarily due to the reduction of certain non-income tax reserves in the first half of 2011 as a result of settlements with tax authorities and increased DD&A in 2012 partially offset by lower bad debt expense in 2012. The decrease in bad debt expense was primarily the result of a decrease in the commodity component of residential tariff rates and the Company’s favorable collections experience.  The Company will continue to closely monitor its collection rates and adjust its reserve for uncollectible accounts as necessary.

OUTLOOK

The Company is committed to profitably developing its Marcellus reserves through environmentally responsible, cost-effective, technologically-advanced horizontal drilling.  The market price for natural gas can be volatile as demonstrated by significant declines in late 2011 and early 2012.  In response to these lower prices, the Company suspended drilling new Huron wells.  Huron wells in progress at January 20, 2012 and those that are required to maintain lease rights have been completed and turned-in-line.  Changes in the market price for natural gas impact the Company’s revenues, earnings and liquidity.  The Company is unable to predict potential future movements in the market price for natural gas and thus cannot predict the ultimate impact of prices on its operations; however, the Company monitors the market for natural gas and adjusts strategy and operations as deemed appropriate.

Capital expenditures for well development (primarily drilling) in 2012 are expected to be approximately $900 million to support the drilling of approximately 141 gross wells, including 132 gross Marcellus wells and 9 gross Huron wells.  Sales volumes are expected to be between 250 and 255 Bcfe for an anticipated production sales volume growth of approximately 30% in 2012.

In addition, the Company plans to invest $365 million on midstream infrastructure in 2012 to support its production growth and expects gathering and transmission volumes to increase as a result of this expansion.  EQT Midstream plans to add 445 MMcfe per day of incremental gathering capacity and 700 MMcfe per day of transmission capacity in 2012.  This includes 300 MMcfe per day of transmission volumes from the Sunrise Pipeline project which is expected to go into service in the third quarter 2012.

The Company currently believes that the 2012 capital spending plan will be funded by cash flow generated from operations, the proceeds from the Partnership’s IPO and cash on hand.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 2, 2012, the Partnership, a subsidiary of the Company, completed an underwritten initial public offering of 14,375,000 common units representing limited partner interests in the Partnership, which represented 40.6% of the Partnership’s outstanding equity.  The Company retained a 59.4% equity interest in the Partnership, including 2,964,718 common units, 17,339,718 subordinated units and a 2% general partner interest. Prior to the IPO, the Company contributed to the Partnership 100% of Equitrans. A wholly-owned subsidiary of EQT serves as the general partner of the Partnership, and the Company continues to operate the Equitrans business pursuant to an omnibus agreement and an operation and management services agreement. EQT will continue to consolidate the Partnership results. The Partnership received net cash of approximately $278 million upon closing of the IPO, of which approximately $232 million of the proceeds were distributed to EQT.

EQT will continue to consolidate the Partnership results.  Beginning in the third quarter of 2012, EQT will record the noncontrolling interest of the public limited partners in EQT’s financial statements.

EQT’s Statement of Consolidated Income will continue to report revenues, expenses, gains, losses and net income at the fully consolidated amounts, which will include the amounts attributable to EQT and the noncontrolling interest.  Below the consolidated net income line in the Statement of Consolidated Income, however, EQT will present the amount of net income attributable to the noncontrolling interest under the caption “Net income attributable to noncontrolling interest”.  EQT will also separately present the net income attributable to EQT shareholders, which will be the amount by which the consolidated net income exceeds the net income attributable to noncontrolling interest.

EQT’s Consolidated Balance Sheet will continue to consolidate assets and liabilities of the Partnership at their full amounts.  The impact of the noncontrolling interest will be reported in the equity section of EQT’s Consolidated Balance Sheet under the caption “Noncontrolling interest” and will be deducted from the consolidated equity position.

Cash distributions from the Partnership to the noncontrolling interest will be reflected in the financing section of EQT’s Statement of Cash Flows as a use of cash.  The noncontrolling interest will not impact the consolidated cash flows provided by operating activities or cash flows from investing activities.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary source of cash for the first six months of 2012 was proceeds from operating activities.  The Company used the cash primarily to fund its capital program and operations.

Operating Activities

Cash flows provided by operating activities decreased $62.7 million from $481.1 million for the first six months of 2011 to $418.4 million for the first half of 2012. Decreased cash flows resulted from decreased natural gas sales prices, increased cash payments for interest and income taxes and a decrease in dividends received from Nora Gathering LLC.

Investing Activities

Net cash flows used in investing activities totaled $658.6 million for the first six months of 2012 compared to $284.4 million for the first six months of 2011. The increase in net cash flows used in investing activities was primarily attributable to the Company’s receipt of proceeds from the sale of the Langley natural gas processing complex and the sale of available for sale securities during the first six months of 2011. Capital expenditures totaled $662.3 million for the first six months of 2012 compared to $544.9 million for the first six months of 2011.

Capital expenditures for EQT Production totaled $448.6 million for the first six months of 2012 compared to $544.9 million for the first six months of 2011.  The $96.3 million decrease was primarily attributable to the 2012 suspension of drilling activities in the Huron play as well as a decrease in the average completion cost per well.  The Company turned in line 26 horizontal Huron wells during the first six months of 2012 compared to 86 horizontal Huron wells during the first six months of 2011. The Company commenced drilling on (drilled) 77 gross horizontal wells during the first six months of 2012; 70 targeting the Marcellus play and 7 targeting the Huron play. The Company drilled 113 gross wells, including 112 gross horizontal wells during the first six months of 2011; 51 targeting the Marcellus play and 61 targeting the Huron play.

Capital expenditures for the EQT Midstream operations totaled $199.6 million and $75.6 million during the first six months of 2012 and 2011, respectively. The $124.0 million increase was primarily attributed to expenditures for construction of the Sunrise Pipeline project as well as increased gathering pipeline and compression projects in the Marcellus region.

Capital expenditures at Distribution decreased from $15.0 million for the first six months of 2011 to $12.9 million for the first six months of 2012, mainly as a result of the construction of the Company’s Pittsburgh, Pennsylvania natural gas fueling station in 2011.

Financing Activities

Cash flows used in financing activities totaled $76.1 million for the first six months of 2012 compared to $117.4 million used in financing activities for the first six months of 2011, a decrease of $41.3 million in cash flows used in financing activities between years. In 2012, the Company repaid $9.5 million of long-term debt and spent $2.2 million in origination fees for its revolving credit facility, which was amended in May 2012 to, among other things, extend the maturity date, while in 2011, the Company repaid short-term loans of $53.7 million.

At June 30, 2012, the Company’s current portion of long-term debt was $229.9 million. The Company continues to evaluate financing alternatives that could include additional bond issuances or bank debt to meet these maturities.

In May 2012, the Company amended its revolving credit facility by extending the maturity date from December 8, 2014 to December 8, 2016. The Company may request two one-year extensions of the new maturity date subject to satisfaction of certain conditions. The amendment also lowered the interest rate margins applicable to both base rate loans and fixed period eurodollar rate loans and certain fees in respect of letters of credit and the aggregate commitments under the revolving credit facility, in each case determined on the basis of the Company’s then current

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

credit rating.  Finally, the amendment revised certain provisions of the revolving credit facility related to the Partnership’s IPO, including, without limitation, (i) amending the definitions of “Consolidated Debt,” “Debt,” “Consolidated Subsidiaries,” and “Subsidiary” to exclude the Partnership and its subsidiaries, (ii) amending the Company’s financial statement delivery obligations to require such financial statements to include the Partnership and its subsidiaries to the extent such entities are consolidated with the Company under generally accepted accounting principles, and (iii) amending existing covenants and adding a new covenant governing transactions between the Company and its subsidiaries on the one hand and the Partnership and its subsidiaries on the other hand.

Additionally, as discussed in Note M to the Condensed Consolidated Financial Statements, in July 2012 the Partnership received approximately $278 million upon closing of the IPO.  Approximately $232 million of the proceeds were distributed to EQT.

Security Ratings

The table below reflects the credit ratings for the outstanding debt instruments of the Company at June 30, 2012.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and its access to the credit markets.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most significant default events include maintaining covenants with respect to maximum debt-to-total capitalization ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s current credit facility’s financial covenants require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income.  As of June 30, 2012, the Company was in compliance with all existing debt provisions and covenants.

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

As of July 25, 2012, the approximate volumes and prices of the Company’s total hedge position for 2012 through 2014 production are:

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2012**	2013	2014
Swaps
Total Volume (Bcf)	66	84	45
Average Price per Mcf (NYMEX)*	$4.67	$4.91	$4.75

	2012**	2013	2014
Collars
Total Volume (Bcf)	11	25	24
Average Floor Price per Mcf (NYMEX)*	$6.51	$4.95	$5.05
Average Cap Price per Mcf (NYMEX)*	$11.83	$9.09	$8.85

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

Dividend

On July 12, 2012, the Board of Directors declared a regular quarterly cash dividend of 22 cents per share, payable September 1, 2012, to shareholders of record on August 10, 2012.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements on this Form 10-Q for the period ended June 30, 2012.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Corporation and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Commodity Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily through EQT Production and the storage, marketing and other activities at EQT Midstream.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note C to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.  The Company uses derivative commodity instruments that are purchased from or placed with major financial institutions whose creditworthiness is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge natural gas inventory and to hedge exposure to fluctuations in interest rates.  The Company’s use of these financial instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and Board of Directors.

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

The financial instruments currently utilized by the Company are primarily futures contracts, swap agreements and collar agreements which may require payments to or receipt of payments from counterparties based on the differential between a fixed and a variable price for the commodity.  The Company also considers other contractual agreements in determining its commodity hedging strategy.

The Company monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted.  The Company’s overall objective in its hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices.

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of June 30, 2012, the Company hedged portions of expected equity production, portions of forecasted purchases and sales, and portions of natural gas inventory by utilizing futures contracts, swap agreements and collar agreements covering approximately 344 Bcf of natural gas.  See the “Commodity Risk Management” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2012 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $116 million.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2012 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $116 million.

The Company determined the change in the fair value of the derivative commodity instruments using a model similar to its normal determination of fair value as described in Note C to the Condensed Consolidated Financial Statements.  The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2012.  The price change was then applied to the derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheet, resulting in the change in fair value.

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

If the underlying physical transactions or positions are liquidated prior to the maturity of the derivative commodity instruments, a loss on the financial instruments may occur or the derivative commodity instruments might be worthless as determined by the prevailing market value on termination or maturity date, whichever comes first.

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rate it pays on borrowings under the revolving credit facility. All of the Company’s long-term borrowings have a fixed interest rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s fixed rate debt. See Notes G and H to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note E to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt. In August 2011, the Company entered into a forward-starting interest rate swap to mitigate the risk of rising interest rates. See Note C to the Condensed Consolidated Financial Statements for further discussion of this swap.

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

Approximately 81%, or $465.9 million, of OTC derivative contracts outstanding at June 30, 2012 have a positive fair value.  As of June 30, 2012, all derivative contracts outstanding were with counterparties having an S&P rating of A- or higher and a Moody’s rating of Baa1 or higher.

As of June 30, 2012, the Company is not in default under any derivative contracts and has no knowledge of default by any counterparty to derivative contracts.  The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure.  The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheet.

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

The Company has a $1.5 billion revolving credit facility that matures on December 8, 2016.  The credit facility is underwritten by a syndicate of financial institutions each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  As of June 30, 2012, the Company had no letters of credit and no loans outstanding under the revolving credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, that have occurred in the three months ended June 30, 2012:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 2012 (April 1 – April 30)	–	–	–	–

May 2012 (May 1 – May 31)	1,476.6080	$50.67	–	–

June 2012 (June 1 – June 30)	377.5246	$44.87	–	–

Total	1,854.1326	$49.49	–	–

(a)                                  Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock and early payout of 2011 Volume & Efficiency Program awards due to involuntary terminations.

Item 6.  Exhibits

10.1	1999 Long-Term Incentive Plan (amended and restated July 11, 2012)

10.2	2009 Long-Term Incentive Plan (amended and restated July 11, 2012)

10.3

Amendment No. 1 to Revolving Credit Agreement, dated as of May 8, 2012, by and among the Company, as the Borrower, PNC Bank, National Association, as the Administrative Agent and such other lender party thereof.

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 26, 2012

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

10.1	1999 Long-Term Incentive Plan (amended and restated July 11, 2012)	Filed herewith as Exhibit 10.1

10.2	2009 Long-Term Incentive Plan (amended and restated July 11, 2012)	Filed herewith as Exhibit 10.2

10.3

Amendment No. 1 to Revolving Credit Agreement, dated as of May 8, 2012, by and among the Company, as the Borrower, PNC Bank, National Association, as the Administrative Agent and each other lender party thereof.

Filed as Exhibit 10.1 to Form 8-K filed on May 8, 2012

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101