Form 10-Q
period 2013-03-31
EQT Corp
filed 2013-04-25
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of March 31, 2013, 150,435,175 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Thousands, except per share amounts)
Operating revenues	$558,660	$449,960

Operating expenses:
Purchased gas costs	100,569	84,066
Operation and maintenance	33,223	34,390
Production	24,889	27,023
Exploration	3,730	1,828
Selling, general and administrative	48,498	42,942
Depreciation, depletion and amortization	149,116	107,525
Total operating expenses	360,025	297,774

Operating income	198,635	152,186
Other income	2,330	5,791
Interest expense	37,752	41,252
Income before income taxes	163,213	116,725
Income taxes	53,932	44,690
Net income	109,281	72,035
Less: Net income attributable to noncontrolling interests	9,026	–
Net income attributable to EQT Corporation	$100,255	$72,035

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common shares outstanding	150,327	149,494
Net income	$0.67	$0.48
Diluted:
Weighted average common shares outstanding	150,949	150,216
Net income	$0.66	$0.48
Dividends declared per common share	$0.03	$0.22

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)

Net income	$109,281	$72,035

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax (benefit) expense of ($51,583) and $38,492	(78,434)	59,502
Interest rate, net of tax expense of $25 and $1,801	36	2,438
Pension and other post-retirement benefits liability adjustment, net of tax expense of $307 and $122	433	947
Other comprehensive (loss) income	(77,965)	62,887
Comprehensive income	31,316	134,922
Less: Comprehensive income attributable to noncontrolling interests	9,026	–
Comprehensive income attributable to EQT Corporation	$22,290	$134,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)
Cash flows from operating activities:
Net income	$109,281	$72,035
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	34,347	39,363
Depreciation, depletion, and amortization	149,116	107,525
Provision for losses on accounts receivable	1,962	196
Other income	(2,330)	(5,791)
Stock-based compensation expense	10,334	8,256
Unrealized (gains) losses on derivatives and inventory	(1,326)	5,484
Lease impairment	2,980	692
Changes in other assets and liabilities:
Accounts receivable and unbilled revenues	(8,825)	36,251
Inventory	37,789	55,628
Accounts payable	(18,025)	(55,969)
Other items, net	(10,063)	(41,546)
Net cash provided by operating activities	305,240	222,124

Cash flows from investing activities:
Capital expenditures	(304,257)	(269,587)
Proceeds from sale of assets	–	2,391
Net cash used in investing activities	(304,257)	(267,196)

Cash flows from financing activities:
Dividends paid	(4,516)	(32,938)
Distributions to noncontrolling interests	(5,031)	–
Repayments and retirements of long-term debt	(20,161)	(9,532)
Proceeds and tax benefits from exercises under employee compensation plans	6,995	1,499
Net cash used in financing activities	(22,713)	(40,971)

Net change in cash and cash equivalents	(21,730)	(86,043)
Cash and cash equivalents at beginning of period	182,055	831,251
Cash and cash equivalents at end of period	$160,325	$745,208

Cash paid during the period for:
Interest, net of amount capitalized	$10,446	$13,044
Income taxes, net	$3,661	$2,214

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
	(Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$160,325	$182,055
Accounts receivable (less accumulated provision for doubtful accounts of $14,696 at March 31, 2013 and $12,586 at December 31, 2012)	219,705	205,479
Unbilled revenues	20,335	27,699
Inventory	41,405	76,787
Derivative instruments, at fair value	183,727	304,237
Prepaid expenses and other	31,587	56,588
Total current assets	657,084	852,845

Equity in nonconsolidated investments	127,851	130,368

Property, plant and equipment	10,436,556	10,139,903
Less: accumulated depreciation and depletion	2,567,762	2,424,605
Net property, plant and equipment	7,868,794	7,715,298

Regulatory assets	110,557	111,915
Other assets	38,198	39,436
Total assets	$8,802,484	$8,849,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
	(Thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6,212	$23,204
Accounts payable	271,007	289,032
Derivative instruments, at fair value	92,107	75,562
Other current liabilities	130,032	182,667
Total current liabilities	499,358	570,465

Long-term debt	2,499,437	2,502,969
Deferred income taxes and investment tax credits	1,651,737	1,666,029
Other credits	224,916	221,597
Total liabilities	4,875,448	4,961,060

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,684 at March 31, 2013 and December 31, 2012	1,780,966	1,770,545
Treasury stock, shares at cost: 25,249 at March 31, 2013 and 25,575 at December 31, 2012	(455,872)	(461,774)
Retained earnings	2,291,241	2,195,502
Accumulated other comprehensive income	21,582	99,547
Total common stockholders’ equity	3,637,917	3,603,820
Noncontrolling interests in consolidated subsidiaries	289,119	284,982
Total equity	3,927,036	3,888,802
Total liabilities and equity	$8,802,484	$8,849,862

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other	Noncontrolling Interests in
	Shares Outstanding	No Par Value	Retained Earnings	Comprehensive Income	Consolidated Subsidiaries	Total Equity
	(Thousands)
Balance, January 1, 2012	149,477	$1,261,779	$2,143,910	$188,141	$–	$3,593,830
Net income			72,035			72,035
Other comprehensive income				62,887		62,887
Dividends on common stock ($0.22 per share)			(32,938)			(32,938)
Stock-based compensation plans, net	98	10,320				10,320
Balance, March 31, 2012	149,575	$1,272,099	$2,183,007	$251,028	$–	$3,706,134

Balance, January 1, 2013	150,109	$1,308,771	$2,195,502	$99,547	$284,982	$3,888,802
Net income			100,255		9,026	109,281
Other comprehensive loss				(77,965)		(77,965)
Dividends on common stock ($0.03 per share)			(4,516)			(4,516)
Stock-based compensation plans, net	326	16,323			142	16,465
Distributions to noncontrolling interests ($0.35 per common unit)					(5,031)	(5,031)
Balance, March 31, 2013	150,435	$1,325,094	$2,291,241	$21,582	$289,119	$3,927,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three month periods ended March 31, 2013 and 2012.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Due to the seasonal nature of the Company’s natural gas distribution and storage businesses and the volatility of commodity prices, the interim statements for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of this Form 10-Q.

B.                        EQT Midstream Partners, LP

On July 2, 2012, EQT Midstream Partners, LP (the Partnership), a subsidiary of the Company, completed an underwritten initial public offering (IPO) of 14,375,000 common units representing limited partner interests in the Partnership, which represented 40.6% of the Partnership’s outstanding equity. The Company retained a 59.4% equity interest in the Partnership, including 2,964,718 common units, 17,339,718 subordinated units and a 2% general partner interest. Prior to the IPO, the Company contributed to the Partnership 100% of Equitrans, L.P. (Equitrans, the Company’s Federal Energy Regulatory Commission (FERC) regulated transmission, storage and gathering subsidiary).  An indirect wholly-owned subsidiary of EQT serves as the general partner of the Partnership, and the Company continues to operate the Equitrans business pursuant to contractual arrangements entered into in connection with the closing of the IPO.  The Company continues to consolidate the results of the Partnership but records an income tax provision only as to its ownership percentage.  EQT records the noncontrolling interest of the public limited partners in EQT’s financial statements.

The Partnership paid distributions of $5.0 million to noncontrolling interests at $0.35 per common unit during the three months ended March 31, 2013.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

to the operating segments based upon an allocation of the headquarters’ annual operating budget.  Differences between budget and actual headquarters’ expenses are not allocated to the operating segments.

As described in Note I, the Company and its direct wholly-owned subsidiary, Distribution Holdco, LLC (Holdco), executed a definitive agreement (the Master Purchase Agreement) with PNG Companies LLC (PNG Companies), the parent company of Peoples Natural Gas Company LLC (Peoples), pursuant to which EQT and Holdco will transfer 100% of their ownership interests of Equitable Gas Company, LLC (Equitable Gas) and Equitable Homeworks, LLC (Homeworks) to PNG Companies in exchange for cash and other assets of, and new commercial arrangements with, PNG Companies and its affiliates.  Homeworks and Equitable Gas are direct wholly-owned subsidiaries of Holdco and comprise substantially all of the Distribution segment.  The transaction is subject to review and/or approval by a number of federal and state regulatory agencies.  Once the Company makes satisfactory progress in the regulatory process, the Distribution operating segment is expected to be classified as held for sale in the Company’s financial statements.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)
Revenues from external customers:
EQT Production	$250,511	$195,396
EQT Midstream	146,688	122,048
Distribution	153,818	135,421
Third-party transportation costs (a)	35,741	27,207
Less intersegment revenues, net (b)	(28,098)	(30,112)
Total	$558,660	$449,960

Operating income:
EQT Production	$74,097	$59,038
EQT Midstream	74,214	56,136
Distribution	52,276	36,770
Unallocated expenses	(1,952)	242
Total operating income	$198,635	$152,186

Reconciliation of operating income to net income:
Other income	$2,330	$5,791
Interest expense	37,752	41,252
Income taxes	53,932	44,690
Net income	$109,281	$72,035

	As of March 31,	As of December 31,
	2013	2012
	(Thousands)
Segment assets:
EQT Production	$5,668,742	$5,675,534
EQT Midstream	2,063,049	2,046,558
Distribution	842,331	860,029
Total operating segments	8,574,122	8,582,121
Headquarters assets, including cash and short-term investments	228,362	267,741
Total assets	$8,802,484	$8,849,862

(a)         EQT Production’s segment results are reported with third-party transportation costs reflected as a deduction from operating revenues. Third-party transportation costs are reported as a component of purchased gas costs in the consolidated results. This amount reflects the reclassification of third-party transportation costs from operating revenues to purchased gas costs at the consolidated level.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(b)         Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream and transportation activities between EQT Midstream and both EQT Production and Distribution.

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$124,909	$86,567
EQT Midstream	18,219	14,708
Distribution	6,048	6,243
Other	(60)	7
Total	$149,116	$107,525

Expenditures for segment assets:
EQT Production (c)	$246,946	$183,685
EQT Midstream	51,358	79,638
Distribution	5,605	5,463
Other	348	801
Total	$304,257	$269,587

(c)          Expenditures for segment assets in the EQT Production segment include $12.7 million and $18.1 million for undeveloped property acquisitions during the three months ended March 31, 2013 and 2012, respectively.

D.                        Derivative Instruments

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

All derivative instrument assets and liabilities are reported in the Condensed Consolidated Balance Sheets as derivative instruments at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of (loss) gain recognized in OCI (effective portion), net of tax	$(52,601)	$107,488
Amount of gain reclassified from accumulated OCI into operating revenues (effective portion), net of tax	25,833	47,986
Amount of loss recognized in operating revenues (ineffective portion) (a)	(481)	(31)

Interest rate derivatives designated as cash flow hedges
Amount of gain recognized in OCI (effective portion), net of tax	$–	$2,373
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	(36)	(65)

Commodity derivatives designated as fair value hedges (b)
Amount of (loss) gain recognized in operating revenues for fair value commodity contracts	$(3,539)	$7,072
Fair value gain (loss) recognized in operating revenues for inventory designated as hedged item	4,537	(9,931)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in operating revenues	$(262)	$2,463

(a)         No amounts have been excluded from effectiveness testing of cash flow hedges.

(b)         For the three months ended March 31, 2013, the net impact on operating revenues associated with commodity derivatives as fair value hedges was a $1.3 million gain which resulted from the Company’s election to exclude the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $0.3 million loss due to changes in basis. For the three months ended March 31, 2012, the net impact on operating revenues associated with commodity derivatives as fair value hedges was a $3.3 million loss which resulted from the Company’s election to exclude the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $0.4 million gain due to changes in basis.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of March 31,	As of December 31,
	2013	2012
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$153,741	$259,459
Commodity derivatives not designated as hedging instruments	29,986	44,778
Total asset derivatives	$183,727	$304,237

Liability derivatives
Commodity derivatives designated as hedging instruments	$59,209	$27,946
Commodity derivatives not designated as hedging instruments	32,898	47,616
Total liability derivatives	$92,107	$75,562

The net fair value of commodity derivative instruments changed during the first quarter of 2013 primarily as a result of increased commodity prices and settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 428 Bcf and 365 Bcf as of March 31, 2013 and December 31, 2012, respectively, and are primarily related to natural gas swaps and collars. The open positions at March 31, 2013 and December 31, 2012 had maturities extending through December 2017.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as fair value hedges totaled 7 Bcf and 8 Bcf as of March 31, 2013 and December 31, 2012, respectively. The open positions at March 31, 2013 had maturities extending through April 2014 and open positions at December 31, 2012 had maturities extending through January 2014.

The Company deferred net gains of $59.8 million and $138.2 million in accumulated OCI, net of tax, as of March 31, 2013 and December 31, 2012, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $30.7 million of net unrealized gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of March 31, 2013 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

The Company utilizes various processes and analyses to monitor and evaluate its credit risk exposures.  These include closely monitoring current market conditions, counterparty credit fundamentals and credit default swap rates.  Credit exposure is controlled through credit approvals and limits based on counterparty credit fundamentals. To manage the level of credit risk, the Company enters into transactions with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible and may obtain collateral or other security.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount. The Company records a current liability for such amounts received.  The Company had no such deposits in its Condensed Consolidated Balance Sheets as of March 31, 2013 or December 31, 2012.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract.  The margin requirements are subject to change at the exchanges’ discretion.  The Company recorded a current asset of $1.1 million as of March 31, 2013 and a current asset of $0.7 million as of December 31, 2012 for such deposits in its Condensed Consolidated Balance Sheets.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis.  Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers related to exchange-traded natural gas contracts are also recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2013 and December 31, 2012.

As of March 31, 2013	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$183,727	$(66,428)	$–	$117,299

Liability derivatives:
Derivative instruments, at fair value	$92,107	$(66,428)	$(1,125)	$24,554

As of December 31, 2012	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$304,237	$(73,753)	$–	$230,484

Liability derivatives:
Derivative instruments, at fair value	$75,562	$(73,753)	$(736)	$1,073

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Services (S&P) or Moody’s Investor Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2013, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position was $29.4 million, for which the Company had no collateral posted on March 31, 2013.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2013, the Company would have been required to post additional collateral of $1.6 million in respect of the liability position.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2013.  In order to be considered investment grade, the Company must be rated BBB-

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

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

The fair value of assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  Collars included in Level 3 are valued using standard industry income approach models. The primary significant unobservable input to the valuation of assets and liabilities in Level 3 is the volatility assumption to the option pricing model used to value commodity collars.  The Company’s Corporate Risk Control Group (CRCG), which reports to the Chief Financial Officer, is responsible for calculating the volatilities. The CRCG considers current market information about option trading and historical averages.  The Company prepares an analytical review of all derivative instruments for reasonableness on at least a quarterly basis.  At March 31, 2013, derived market volatilities used to value Level 3 assets and liabilities ranged from 22% to 31%.  The fair value of the collar agreements is sensitive to changes in the volatility assumption. Significant changes in this assumption might result in significantly higher or lower fair values for these assets and liabilities. As of March 31, 2013, an increase in the volatility assumption would increase the value of the derivative asset and a decrease in the volatility assumption would decrease the value of the derivative asset.

The Company uses NYMEX forward curves to value futures, commodity swaps and collars. The NYMEX forward curves and LIBOR-based discount rates are validated to external sources at least monthly.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following derivative instrument assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$183,727	$1,588	$105,620	$76,519

Liabilities
Derivative instruments, at fair value	$92,107	$2,382	$83,071	$6,654

		Fair value measurements at reporting date using
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$304,237	$1,228	$204,592	$98,417

Liabilities
Derivative instruments, at fair value	$75,562	$1,609	$66,250	$7,703

	Fair value measurements using significant unobservable inputs (Level 3)
	Derivative instruments, at fair value, net Three Months Ended March 31,
	2013	2012
	(Thousands)
Balance at January 1	$90,714	$143,260
Total gains or losses:
Included in earnings	423	–
Included in OCI	(11,733)	31,596
Purchases	72	–
Settlements	(9,611)	(18,790)
Transfers in and/or out of Level 3	–	–
Balance at March 31	$69,865	$156,066

Gains of $0.5 million are included in earnings in the table above for the three months ended March 31, 2013 attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2013.  There are no material gains or losses included in earnings in the table above for the three months ended March 31, 2012 attributable to the change in unrealized gains or losses relating to assets and liabilities still held as of March 31, 2012.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments; these are considered Level 1 fair values.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 was approximately $2.9 billion.

F.                         Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the three months ended March 31, 2013 was 33.0%, compared to 38.3% for the three months ended March 31, 2012.  The decrease in the effective income tax rate from the first quarter of 2012 is primarily attributable to unfavorable state net operating loss adjustments recorded in 2012 and the impact of the Partnership’s IPO.  The effective income tax rate is impacted by the recent IPO which modified the Midstream ownership structure and now reflects Partnership earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes.

There were no material changes to the Company’s methodology for unrecognized tax benefits during the three months ended March 31, 2013. The Company’s consolidated federal income tax liability has been settled with the IRS through 2009. The Company is the subject of various state income tax examinations.  The Company believes that it is appropriately reserved for any uncertain tax positions.

G.                       Revolving Credit Facilities

As of March 31, 2013 and December 31, 2012, neither the Company nor the Partnership had loans or letters of credit outstanding under their respective revolving credit facilities. Commitment fees averaging approximately 5 basis points in the three months ended March 31, 2013 and 7.5 basis points in the three months ended March 31, 2012 were paid to maintain credit availability under the Company’s revolving credit facility.  The Partnership incurred commitment fees averaging approximately 6.25 basis points in the three months ended March 31, 2013 to maintain credit availability under its revolving credit facility.

Neither the Company nor the Partnership had any short-term loans outstanding at any time during the three months ended March 31, 2013 and 2012.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

H.                       Long-Term Debt

	March 31,	December 31,
	2013	2012
	(Thousands)
7.76% notes, due 2013 thru 2016	$22,449	$32,973
5.00% notes, due October 1, 2015	150,000	150,000
5.15% notes, due March 1, 2018	200,000	200,000
6.50% notes, due April 1, 2018	500,000	500,000
8.13% notes, due June 1, 2019	700,000	700,000
4.88% notes, due November 15, 2021	750,000	750,000
7.75% debentures, due July 15, 2026	115,000	115,000
Medium-term notes:
7.3% to 7.6% Series B, due 2013 thru 2023	20,000	30,000
8.7% to 9.0% Series A, due 2014 thru 2021	40,200	40,200
7.6% Series C, due 2018	8,000	8,000
	2,505,649	2,526,173
Less debt payable within one year	6,212	23,204
Total long-term debt	$2,499,437	$2,502,969

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

Aggregate maturities of long-term debt are $3.0 million in 2013, $11.2 million in 2014, $166.0 million in 2015, $3.0 million in 2016 and zero in 2017.

I.                            Proposed Sale of Properties

On December 19, 2012, the Company and its direct wholly-owned subsidiary, Holdco, executed the Master Purchase Agreement with PNG Companies, the parent company of Peoples, pursuant to which EQT and Holdco will transfer 100% of their ownership interests of Equitable Gas and Homeworks to PNG Companies in exchange for cash and other assets of, and new commercial arrangements with, PNG Companies and its affiliates.  Homeworks and Equitable Gas are direct wholly-owned subsidiaries of Holdco.  Peoples is a portfolio company of SteelRiver Infrastructure Partners.  The transaction is subject to review and/or approval by a number of federal and state regulatory agencies.  As a result, the Company has not classified Equitable Gas and Homeworks as held for sale in its financial statements as of March 31, 2013 and will not do so until the Company makes satisfactory progress in the regulatory process.

The Company incurred $2.1 million in expenses during the three months ended March 31, 2013 related to the pending sale of Equitable Gas and Homeworks, which expenses are reported in selling, general & administrative expenses in the Statements of Consolidated Income.

J.                          Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 622,006 and 721,641 for the three months ended March 31, 2013 and 2012, respectively.  There were no options to purchase common stock which were not included in potentially dilutive securities because they were anti-dilutive for the three months ended March 31, 2013.  Options to purchase common stock which were not included in potentially dilutive securities because they were anti-dilutive totaled 214,392 for the three months ended March 31, 2012. The impact of the Partnership’s dilutive units did not have a material impact on the Company’s earnings per share calculation for the three month period ended March 31, 2013.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

K.                       Changes in Accumulated Other Comprehensive Income by Component

The following table explains the changes in accumulated OCI by component for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2013	$138,188		$(1,276)		$(37,365)		$99,547
Losses recognized in accumulated OCI, net of tax	(52,601)	(a)	–		–		(52,601)
Amounts reclassified from accumulated OCI into realized (income) expense, net of tax	(25,833)	(a)	36	(a)	433	(b)	(25,364)
Change in accumulated other comprehensive (loss) income, net of tax	(78,434)		36		433		(77,965)
Accumulated OCI (loss), net of tax, as of March 31, 2013	$59,754		$(1,240)		$(36,932)		$21,582

(a)         See Note D for additional information.

(b)       This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans.  See Note 14 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2012 for additional information.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes and growth rates; gathering and transmission growth and volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP, the Company’s publicly-traded master limited partnership formed in 2012 (the Partnership), and other asset sales, and joint ventures or other transactions involving the Company’s assets; the proposed transfer of Equitable Gas Company, LLC (Equitable Gas) to PNG Companies LLC (PNG Companies); the timing of receipt of required approvals for the proposed Equitable Gas transaction; natural gas prices; reserves; capital expenditures, including funding sources and availability; financing requirements and availability; hedging strategy; the effects of government regulation and pending and future litigation; and tax position.  The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  With respect to the proposed Equitable Gas transaction, these risks and uncertainties include, among others, the ability to obtain regulatory approvals for the transaction on the proposed terms and schedule; disruption to the Company’s business, including customer, employee and supplier relationships resulting from the transaction; and risks that the conditions to closing may not be satisfied.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed with this Quarterly Report on Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

CORPORATE OVERVIEW

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net income attributable to EQT Corporation for the three months ended March 31, 2013 was $100.3 million, $0.66 per diluted share, compared with $72.0 million, $0.48 per diluted share, for the three months ended March 31, 2012. The $28.3 million increase in net income attributable to EQT Corporation between periods was primarily attributable to a 47% increase in natural gas volumes sold, increases in gathered volumes and transmission pipeline

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

throughput and colder weather. The increases were partially offset by higher depreciation, depletion and amortization expense, lower average effective sales prices for natural gas and natural gas liquids and higher income tax expense.

The average effective sales price to EQT Corporation for production sales volumes was $4.27 per Mcfe during the first quarter of 2013 compared to $4.84 per Mcfe in the same period 2012.  The Company’s average NYMEX natural gas sales price increased to $3.34 per Mcf for the three months ended March 31, 2013 from $2.74 per Mcf for the three months ended March 31, 2012.  Hedging activities resulted in an increase in the price of production sales volumes of $0.58 per Mcf in the first quarter of 2013 compared to $1.52 per Mcf in the first quarter of 2012 as a result of lower average hedge prices and the increase in NYMEX natural gas sales prices in the current year.

Interest expense was $3.5 million lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of the Company’s repayment of the $200 million of 5.15% senior notes that matured in the fourth quarter of 2012 and $20.2 million of debentures that matured in the first quarter of 2013.

Income tax expense increased $9.2 million in 2013 from 2012 primarily as a result of higher pre-tax income.  The Company’s effective income tax rate decreased to 33.0% from 38.3%. This decrease in the effective income tax rate was primarily attributable to state net operating loss adjustments recorded in 2012 and the impact of the Partnership’s initial public offering (IPO).  The effective income tax rate is impacted by the recent IPO which modified the Midstream ownership structure and now reflects Partnership earnings for which the noncontrolling public limited partners are directly responsible for the related income taxes.

Net income attributable to noncontrolling interests of the Partnership, which held its IPO in the third quarter of 2012, was $9.0 million for the three months ended March 31, 2013.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

Revenues earned by the Company at the wellhead from the sale of natural gas are split between EQT Production and EQT Midstream. The split is reflected in the calculation of EQT Production’s average effective sales price. The following operational information presents detailed gross liquid and natural gas operational information as well as midstream deductions to assist the understanding of the Company’s consolidated operations.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2013	2012	%
LIQUIDS
Natural Gas Liquids (NGLs):
Sales Volume (MMcfe) (a)	4,370	2,969	47.2
Sales Volume (Mbbls)	1,194	787	51.7
Gross Price ($/Mbbls)	$43.07	$55.83	(22.9)
Gross NGL Revenue	$51,423	$43,939	17.0
BTU Premium (Ethane sold as natural gas):
Sales Volume (MMbtu)	6,417	4,645	38.1
Price ($/MMbtu)	$3.34	$2.74	21.9
BTU Premium Revenue	$21,406	$12,708	68.4
Oil:
Sales Volume (MMcfe) (a)	368	327	12.5
Sales Volume (Mbbls)	61	54	13.0
Net Price ($/Mbbls)	$81.74	$85.32	(4.2)
Net Oil Revenue	$4,986	$4,607	8.2

Total Liquids Revenue	$77,815	$61,254	27.0

GAS
Sales Volume (MMcf)	74,654	50,773	47.0
NYMEX Price ($/Mcf)	$3.34	$2.74	21.9
Gas Revenues	$249,021	$138,916	79.3
Basis	(193)	(118)	63.6
Gross Gas Revenue (unhedged)	$248,828	$138,798	79.3

Total Gross Gas & Liquids Revenue (unhedged)	$326,643	$200,052	63.3
Hedge impact	43,498	76,747	(43.3)
Total Gross Gas & Liquids Revenue	$370,141	$276,799	33.7
Total Sales Volume (MMcfe)	79,392	54,070	46.8
Average hedge adjusted price ($/Mcfe)	$4.66	$5.12	(9.0)

Midstream Revenue Deductions ($ / Mcfe)
Gathering to EQT Midstream	$(0.90)	$(1.08)	(16.7)
Transmission to EQT Midstream	(0.23)	(0.17)	35.3
Third-party gathering and transmission (b)	(0.27)	(0.17)	58.8
Third-party processing	(0.12)	(0.11)	9.1
Total midstream revenue deductions	(1.52)	(1.53)	(0.7)
Average effective sales price to EQT Production	$3.14	$3.59	(12.5)

EQT Revenue ($ / Mcfe)
Revenues to EQT Midstream	$1.13	$1.25	(9.6)
Revenues to EQT Production	3.14	3.59	(12.5)
Average effective sales price to EQT Corporation	$4.27	$4.84	(11.8)

(a)   NGLs were converted to Mcfe at the rates of 3.66 Mcfe per barrel and 3.77 Mcfe per barrel based on the liquids content for the three months ended March 31, 2013 and 2012, respectively.  Crude oil was converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(b)         Due to the sale of unused capacity on the El Paso 300 line that was not under long-term resale agreements at prices below the capacity charge, third-party gathering and transmission rates increased by $0.05 per Mcfe for the three months ended March 31, 2013.  In 2012, the unused capacity on the El Paso 300 line not under long-term resale agreements was sold at prices above the capacity charge, decreasing third-party gathering and transmission rates by $0.12 per Mcfe for the three months ended March 31, 2012.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income. In addition, management uses these measures for budget planning purposes. The Company’s management reviews and reports the EQT Production segment results with third-party transportation costs reflected as a deduction from operating revenues as management believes this presentation provides a more useful view of net effective price and is consistent with industry practices. Third-party transportation costs are reported as a component of purchased gas costs in the consolidated results. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note C to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,

	2013	2012	%
OPERATIONAL DATA
Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	54,515	26,842	103.1
Horizontal Huron Play	8,031	9,666	(16.9)
CBM Play	3,116	3,298	(5.5)
Other (vertical non-CBM)	13,730	14,264	(3.7)
Total production sales volumes	79,392	54,070	46.8

Average daily sales volumes (MMcfe/d)	882	594	48.5

Average effective sales price to EQT Production ($/Mcfe)	$3.14	$3.59	(12.5)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.16	$0.20	(20.0)
Production taxes ($/Mcfe) (b)	$0.15	$0.18	(16.7)
Production depletion ($/Mcfe)	$1.54	$1.56	(1.3)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$122,491	$84,526	44.9
Other DD&A	2,418	2,041	18.5
Total DD&A (thousands)	$124,909	$86,567	44.3

Capital expenditures (thousands)	$246,946	$183,685	34.4

FINANCIAL DATA (thousands)

Total net operating revenues	$250,511	$195,396	28.2

Operating expenses:
LOE, excluding production taxes	13,039	10,936	19.2
Production taxes (b)	11,851	16,087	(26.3)
Exploration expense	3,730	1,828	104.0
Selling, general and administrative (SG&A)	22,885	20,940	9.3
DD&A	124,909	86,567	44.3
Total operating expenses	176,414	136,358	29.4
Operating income	$74,097	$59,038	25.5

(a)         Includes Upper Devonian and Utica wells.

(b)         Production taxes include severance and production-related ad valorem and other property taxes.  Production taxes also include the Pennsylvania impact fee of $2.9 million for the three months ended March 31, 2013 compared to $8.2 million for the three months ended March 31, 2012, of which $6.2 million represented the retroactive fee for pre-2012 Marcellus wells.  The production taxes unit rate for the three months ended March 31, 2012 excludes the impact of the $6.2 million accrual for pre-2012 Marcellus wells.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

EQT Production’s operating income totaled $74.1 million for the three months ended March 31, 2013 compared to $59.0 million for the three months ended March 31, 2012.  The $15.1 million increase in operating income was primarily due to an increase in sales of produced natural gas partially offset by a lower average effective sales price and an increase in operating expenses.

Total operating revenues were $250.5 million for the three months ended March 31, 2013 compared to $195.4 million for the three months ended March 31, 2012.  The $55.1 million increase in operating revenues was primarily due to a 47% increase in production sales volumes which more than offset a 13% decrease in the average effective sales price to EQT Production. The increase in production sales volumes was the result of increased production from the 2011 and 2012 drilling programs, primarily in the Marcellus play.  This increase was partially offset by the normal production decline in the Company’s producing wells. The $0.45 per Mcfe decrease in the average effective sales price to EQT Production was primarily due to a smaller hedge gain and lower NGL prices, which more than offset a 22% increase in the average NYMEX natural gas price and lower gathering rates compared to the first quarter of 2012. The average effective sales price was also impacted unfavorably in 2013 by an increase in the cost of third-party transmission capacity, net of excess capacity sales, primarily on the El Paso 300 line.

Operating expenses totaled $176.4 million for the three months ended March 31, 2013 compared to $136.4 million for the three months ended March 31, 2012.  The increase in operating expenses was the result of increases in DD&A, LOE, SG&A and exploration expense partially offset by a decrease in production taxes. DD&A expense increased as a result of higher produced volumes in the current year.  The increase in SG&A expense was primarily a result of higher environmental reserves for remediation. The increase in LOE was mainly due to increased Marcellus activity. The increase in exploration expense was due to increased impairments of unproved lease acreage resulting from lease expirations during the first quarter of 2013.

In February 2012, the Commonwealth of Pennsylvania passed legislation imposing a natural gas impact fee. The legislation, which covers a significant portion of EQT’s Marcellus acreage, imposes an annual fee for a period of fifteen years on each well drilled in Pennsylvania. The impact fee adjusts annually based on three factors: age of the well, changes in the Consumer Price Index and the average monthly NYMEX natural gas price. Production taxes decreased in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a $5.3 million decrease in the Pennsylvania impact fee.  During the first quarter of 2013, the Pennsylvania impact fee was $2.9 million compared to $8.2 million in the first quarter of 2012, of which $6.2 million represented a retroactive fee for pre-2012 Marcellus wells. Production taxes also decreased in the first quarter of 2013 compared to the first quarter of 2012 due to a $1.4 million decrease in property taxes primarily as a result of lower assessments received during the first quarter of 2013. The decreases in the Pennsylvania impact fee and property taxes were partially offset by a $2.5 million increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012	%
OPERATIONAL DATA

Gathered volumes (BBtu)	101,231	71,166	42.2
Average gathering fee ($/MMBtu)	$0.81	$0.97	(16.5)
Gathering and compression expense ($/MMBtu)	$0.19	$0.28	(32.1)
Transmission pipeline throughput (BBtu)	80,971	42,075	92.4

Net operating revenues (thousands):
Gathering	$81,814	$69,253	18.1
Transmission	37,307	22,941	62.6
Storage, marketing and other	9,759	14,923	(34.6)
Total net operating revenues	$128,880	$107,117	20.3

Unrealized gains (losses) on derivatives and inventory (thousands) (a)	$1,674	$(5,447)	(130.7)

Capital expenditures (thousands)	$51,358	$79,638	(35.5)

FINANCIAL DATA (thousands)

Total operating revenues	$146,688	$122,048	20.2
Purchased gas costs	17,808	14,931	19.3
Total net operating revenues	128,880	107,117	20.3

Operating expenses:
Operating and maintenance (O&M)	22,673	24,104	(5.9)
SG&A	13,774	12,169	13.2
DD&A	18,219	14,708	23.9
Total operating expenses	54,666	50,981	7.2
Operating income	$74,214	$56,136	32.2

(a)         Included in storage, marketing and other net operating revenues.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

EQT Midstream’s operating income totaled $74.2 million for the three months ended March 31, 2013 compared to $56.1 million for the three months ended March 31, 2012.  The $18.1 million increase in operating income was primarily the result of increased transmission net operating revenues and increased gathering net operating revenues partially offset by a decrease in storage, marketing and other net operating revenues and increased operating expenses.

Total net operating revenues were $128.9 million for the three months ended March 31, 2013 compared to $107.1 million for the three months ended March 31, 2012.  The increase in total net operating revenues was due to a $14.4 million increase in transmission net operating revenues and a $12.6 million increase in gathering net operating revenues partially offset by a $5.2 million decrease in storage, marketing and other net operating revenues.

Transmission net operating revenues increased $14.4 million in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of the addition of $7.0 million in capacity reservation revenues for the Sunrise Pipeline (which was placed into service in July 2012) and an additional $5.9 million of higher transportation firm service revenues from affiliated shippers due to increased Marcellus volumes.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gathering net operating revenues increased $12.6 million in the first quarter of 2013 compared to the same period in the prior year due to a 42% increase in gathered volumes partially offset by a 17% decrease in the average gathering fee. The increase in gathered volumes was driven primarily by higher volumes gathered for EQT Production in the Marcellus play. The average gathering fee decreased primarily from lower gathered volumes in the Huron play and increased gathered volumes in the Marcellus play, as the Marcellus gathering volumes are charged a lower gathering rate than Huron and other volumes, and a $0.06 per unit decrease from 2012 to 2013 in the Marcellus gathering charge to affiliates, due to greater economies of scale achieved in recent periods.

Lower realized margins and reduced activity due to lower price spreads reduced storage, marketing and other net operating revenues by approximately $10.3 million.  Storage, marketing and other net operating revenues related to NGLs marketed for non-affiliated producers decreased by $1.7 million primarily as a result of lower liquids pricing. The decreases in storage, marketing and other net operating revenues were partially offset by the $7.1 million favorable change in unrealized gains (losses) on derivatives and inventory.

Total operating revenues increased $24.6 million primarily as a result of increased transmission revenues and increased gathered volumes, which was partly offset by reduced total operating revenues for storage, marketing and other. Total purchased gas costs increased $2.9 million primarily as a result of an increase in commodity prices.

Operating expenses totaled $54.7 million for the three months ended March 31, 2013 compared to $51.0 million for the three months ended March 31, 2012.  The $3.7 million increase in operating expenses was primarily due to increased DD&A expense as a result of additional assets placed in-service, increased personnel costs and allocated expenses from affiliates in 2013 partially offset by decreases in gathering business expenses in 2013.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

DISTRIBUTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012	%

OPERATIONAL DATA

Heating degree days (30-year average = 2,870)	2,904	2,232	30.1

Residential sales and transportation volumes (MMcf)	11,652	9,055	28.7
Commercial and industrial volumes (MMcf)	10,041	9,359	7.3
Total throughput (MMcf)	21,693	18,414	17.8

Net operating revenues (thousands):
Residential	$54,067	$40,660	33.0
Commercial and industrial	19,706	17,023	15.8
Off-system and energy services	4,938	5,708	(13.5)
Total net operating revenues	$78,711	$63,391	24.2

Capital expenditures (thousands)	$5,605	$5,463	2.6

FINANCIAL DATA (thousands)

Total operating revenues	$153,818	$135,421	13.6
Purchased gas costs	75,107	72,030	4.3
Net operating revenues	78,711	63,391	24.2

Operating expenses:
O&M	10,035	10,213	(1.7)
SG&A	10,352	10,165	1.8
DD&A	6,048	6,243	(3.1)
Total operating expenses	26,435	26,621	(0.7)
Operating income	$52,276	$36,770	42.2

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Distribution’s operating income totaled $52.3 million for the three months ended March 31, 2013 compared to $36.8 million for the three months ended March 31, 2012.  The increase in 2013 operating income was primarily due to colder weather and a favorable change in estimated recoverable costs due to the completion of the Company’s most recent gas cost audit.

Net operating revenues were $78.7 million for the first quarter of 2013 compared to $63.4 million for the first quarter of 2012.  The $15.3 million increase in net operating revenues was due to several factors. Net operating revenues from residential and commercial and industrial customers increased $11.9 million as a result of favorable weather and related customer usage patterns.  Weather was 30% colder in the first quarter of 2013 as compared to the first quarter of 2012 and one percent colder compared to the 30-year National Oceanic and Atmospheric Administration average for the Company’s service territory. Residential net operating revenues also increased $5.0 million due to the completion of the Company’s most recent gas cost audit which resulted in a favorable change to estimated recoverable costs. Off-system and energy services net operating revenues decreased $0.8 million primarily due to lower gathered volumes in the first quarter of 2013 as compared to the same period in 2012. The increases in both total operating revenues and purchased gas costs were primarily due to higher customer throughput as a result of colder weather during the first quarter of 2013 partly offset by a decrease in the commodity component of tariff rates

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and a decrease in asset optimization off-system and energy services transactions.  The increase in purchased gas costs was also partly offset by the favorable change in estimated recoverable costs due to the completion of the Company’s most recent gas cost audit.

Operating expenses totaled $26.4 million for the three months ended March 31, 2013 compared to $26.6 million for the three months ended March 31, 2012.  The $0.2 million decrease in operating expenses was primarily due to the reversal of a $1.0 million operating reserve resulting from the completion of the Company’s most recent gas cost audit, lower O&M costs, lower labor costs and lower DD&A expense. These decreases were partially offset by higher bad debt expense of $1.7 million as a result of increased gas sales due to colder weather.  The Company will continue to closely monitor its collection rates and adjust its reserve for uncollectible accounts as necessary.

OUTLOOK

The Company is committed to profitably developing its Marcellus reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling.  The market price for natural gas can be volatile and these fluctuations can impact the Company’s revenues, earnings and liquidity.  The Company is unable to predict future movements in the market price for natural gas and thus cannot predict the ultimate impact of prices on its operations; however, the Company monitors the market for natural gas and adjusts its strategy and operations appropriately.

Capital spending for well development (primarily drilling and completion) in 2013 is expected to be approximately $1.1 billion to support the drilling of approximately 172 gross wells, including 153 Marcellus wells, 11 Upper Devonian wells and eight wells in the Utica Shale of Ohio. Sales volumes for 2013 are expected to be between 340 and 350 Bcfe, approximately 33% higher than in 2012, while NGL volumes are expected to be between 4,500 and 4,700 Mbbls.  In addition, the Company plans to spend approximately $400 million on midstream infrastructure in 2013 primarily to support its production growth and expects gathering and transmission volumes to increase as a result of this expansion.  EQT Midstream expects to add approximately 400 MMcf per day of incremental gathering capacity and approximately 450 MMcf per day of transmission capacity in 2013.  The 2013 capital spending plan is expected to be funded by cash on hand, cash flow generated from operations and proceeds from expected midstream dropdowns to the Partnership.

On December 19, 2012, the Company and its direct wholly-owned subsidiary, Distribution Holdco, LLC (Holdco), executed a definitive agreement (the Master Purchase Agreement) with PNG Companies LLC (PNG Companies), the parent company of Peoples Natural Gas Company LLC (Peoples), pursuant to which EQT and Holdco will transfer 100% of their ownership interests of Equitable Gas and Equitable Homeworks, LLC (Homeworks) to PNG Companies in exchange for cash and other assets of, and new commercial arrangements with, PNG Companies and its affiliates.  Homeworks and Equitable Gas are direct wholly-owned subsidiaries of Holdco.  Peoples is a portfolio company of SteelRiver Infrastructure Fund North America LP.

The Company has submitted filings with the Pennsylvania Public Utility Commission, the West Virginia Public Service Commission and the Federal Energy Regulatory Commission; and will soon file with the Kentucky Public Service Commission — each must approve the transaction as part of the regulatory process. The Company expects to receive all necessary approvals by year end.  The transaction was also subject to review by the Federal Trade Commission (FTC) under the Hart-Scott Rodino Antitrust Improvements Act (HSR Act).  The waiting period under the HSR Act expired on April 22, 2013, without a request for additional information.  This expiration indicates that the FTC has not objected to the transaction and that, from an HSR Act perspective, the parties may complete the transaction.

The Company continues to focus on achieving its objective of maximizing shareholder value via a strategy of economically accelerating the monetization of its asset base and prudent pursuit of investment opportunities, all while maintaining a strong balance sheet with solid cash flow.  While the tactics continue to evolve based on market conditions, the Company is considering arrangements, including asset sales to the Partnership or others and joint ventures, to monetize the value of mature assets for re-deployment into higher-value Marcellus Shale development.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary source of cash for the three months ended March 31, 2013 was cash flows from operating activities, while the primary use of cash was for capital expenditures.

Operating Activities

Cash flows provided by operating activities totaled $305.2 million for the first quarter of 2013 compared to $222.1 million for the first quarter of 2012, an increase of $83.1 million.  This increase was primarily a result of a 47% increase in natural gas volumes sold, increases in gathered volumes and transmission pipeline throughput, colder weather and lower interest payments due to the repayment of long-term debt that matured in 2012, partially offset by lower average effective sales prices to EQT.

Investing Activities

Net cash flows used in investing activities totaled $304.3 million for the first quarter of 2013 compared to $267.2 million for the first quarter of 2012. Capital expenditures totaled $304.3 million for the first quarter of 2013 compared to $269.6 million for the first quarter of 2012.

Capital expenditures for EQT Production totaled $246.9 million for the first quarter of 2013 compared to $183.7 million for the first quarter of 2012.  The $63.2 million increase was primarily attributable to the increase in the number of completed frac stages in the Marcellus play, with 1,097 frac stages completed in the first quarter of 2013 compared to 824 frac stages completed in the first quarter of 2012.  The Company commenced drilling on (drilled) 41 gross horizontal wells during the first quarter of 2013; 33 targeting the Marcellus play, 6 targeting the Upper Devonian play and 2 targeting the Utica play. The Company commenced drilling on 40 gross horizontal wells during the first quarter of 2012; 32 targeting the Marcellus play, 1 targeting the Upper Devonian play and 7 targeting the Huron play.

Capital expenditures for EQT Midstream totaled $51.4 million for the first quarter of 2013 compared to $79.6 million for the first quarter of 2012.  The $28.2 million decrease was primarily due to the completion of the Sunrise Pipeline project, which was placed into service during the third quarter of 2012.  This decrease was partially offset by increased expenditures for gathering pipeline projects in the Marcellus region.

Capital expenditures for Distribution totaled $5.6 million for the first quarter of 2013 compared to $5.5 million for the first quarter of 2012, primarily for pipeline replacement.

Financing Activities

Cash flows used in financing activities totaled $22.7 million for the first quarter of 2013 compared to $41.0 million for the first quarter of 2012, a decrease of $18.3 million between periods.  In December 2012, the Company announced a new annual dividend rate, effective January 2013, of $0.12 per share, which resulted in dividends paid of $4.5 million in the first quarter of 2013 compared to dividends paid of $32.9 million in the first quarter of 2012.  The decrease in dividends paid was partially offset by a $10.6 million increase in repayments of long-term debt during the first quarter of 2013 compared to the first quarter of 2012.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2013.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and its access to the credit markets.

Rating Service	Senior Notes	Short-Term Rating	Outlook
Moody’s Investors Service (Moody’s)	Baa3	P-3	Stable
Standard & Poor’s Ratings Services	BBB	A-2	Stable
Fitch Ratings	BBB-	F3	Stable

On March 21, 2013, Moody’s downgraded the Company’s ratings to Baa3/P-3, with a stable outlook, from Baa2/P-2. This action concluded the review that Moody’s initiated on December 20, 2012 following the Company’s announcement of the Master Purchase Agreement with PNG Companies.

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

The Company’s debt instruments and other financial obligations include provisions that, if not complied with, could require early payment, additional collateral support or similar actions.  The most significant default events include maintaining covenants with respect to maximum debt-to-total capitalization ratio, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s current credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of March 31, 2013, the Company was in compliance with all debt provisions and covenants.

The Partnership’s credit facility contains various covenants and restrictive provisions that, if not complied with, could require early payment or similar action, including a requirement to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Partnership obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and, until the Partnership obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00.  As of March 31, 2013, the Partnership was in compliance with all debt provisions and covenants.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas.  The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The Company’s risk management program may include the use of exchange-traded natural gas futures contracts and options and over the counter (OTC) natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices.  The derivative commodity instruments currently utilized by the Company are primarily fixed price swaps, collars and futures.  The Company also enters into fixed price natural gas sales agreements that result in physical delivery.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of April 24, 2013, the approximate volumes and prices of the Company’s total hedge position for April 2013 through 2015 production were:

	2013**	2014	2015
Fixed Price
Total Volume (Bcf)	142	110	69
Average Price per Mcf (NYMEX)*	$4.55	$4.48	$4.59

	2013**	2014	2015
Collars
Total Volume (Bcf)	19	24	23
Average Floor Price per Mcf (NYMEX)*	$4.95	$5.05	$5.03
Average Cap Price per Mcf (NYMEX)*	$9.09	$8.85	$8.97

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

Dividend

On April 17, 2013, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable June 1, 2013, to the Company’s shareholders of record at the close of business on May 17, 2013.

On April 23, 2013, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.37 per unit.  The cash distribution is payable on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Form 10-Q for the three month period ended March 31, 2013.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

With respect to the derivative commodity instruments held by the Company for purposes other than trading as of March 31, 2013 and December 31, 2012, the Company hedged portions of expected equity production, portions of forecasted purchases and sales and portions of natural gas inventory by utilizing futures contracts, swap agreements and collar agreements covering approximately 418 Bcf and 356 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2013 and December 31, 2012 levels would increase the fair value of non-trading natural gas derivative instruments by approximately $166.3 million and $131.0 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2013 and December 31, 2012 levels would decrease the fair value of non-trading natural gas derivative instruments by approximately $166.1 million and $130.2 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note D to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2013 and December 31, 2012.  The price change was then applied to the non-trading natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change.  The Company believes that NYMEX-traded futures contracts have limited credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members. The Company’s OTC swap and collar derivative instruments are primarily with financial institutions and, thus, are subject to events that would impact those companies individually as well as that industry as a whole.

The Company utilizes various processes and analyses to monitor and evaluate its credit risk exposures.  These include closely monitoring current market conditions, counterparty credit fundamentals and credit default swap rates.  Credit exposure is controlled through credit approvals and limits based on counterparty credit fundamentals.  To manage the level of credit risk, the Company enters into transactions with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible and may obtain collateral or other security.

Approximately 67%, or $182.1 million, of the Company’s OTC derivative contracts outstanding at March 31, 2013 had a positive fair value.  Approximately 80%, or $303.0 million, of the Company’s OTC derivative contracts at December 31, 2012 had a positive fair value.

As of March 31, 2013, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company will continue to monitor market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas, NGLs and crude oil to certain marketers, utility and industrial customers located mainly in the Appalachian area and a gas processor in Kentucky and West Virginia.  Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that expires on December 8, 2016.  The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company.  As of March 31, 2013, the Company had no loans or letters of credit outstanding under the facility.  No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

The Partnership has a $350 million revolving credit facility that expires on July 2, 2017. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowing by the Partnership. As of March 31, 2013, the Partnership had no loans or letters of credit outstanding under the revolving credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry. The Company is not a guarantor of the Partnership’s obligations under the credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2012.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred in the three months ended March 31, 2013:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs

January 2013 (January 1 – January 31)	–	–	–	–

February 2013 (February 1 – February 28)	16,917	$59.55	–	–

March 2013 (March 1 – March 31)	–	–	–	–

Total	16,917	$59.55	–	–

(a)         Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6.  Exhibits

2.01	Amendment No. 1 to Master Purchase Agreement dated as of February 22, 2013 among the Company, Distribution Holdco, LLC and PNG Companies LLC

3.01	Restated Articles of Incorporation of the Company (amended through April 17, 2013)

3.02	Amended and Restated By-Laws of the Company (amended through April 17, 2013)

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  April 25, 2013

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

2.01	Amendment No. 1 to Master Purchase Agreement dated as of February 22, 2013 among the Company, Distribution Holdco, LLC and PNG Companies LLC	Filed herewith as Exhibit 2.01

3.01	Restated Articles of Incorporation of the Company (amended through April 17, 2013)	Filed herewith as Exhibit 3.01

3.02	Amended and Restated By-Laws of the Company (amended through April 17, 2013)	Filed as Exhibit 3.2 to Form 8-K filed on April 18, 2013

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101