Form 10-Q
period 2014-03-31
EQT Corp
filed 2014-04-24
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of March 31, 2014, 151,751 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended

	March 31,
	2014	2013
	(Thousands, except per share amounts)
Operating revenues	$661,625	$415,883

Operating expenses:
Purchased gas costs	45,175	36,731
Operation and maintenance	25,221	23,233
Production	31,940	24,889
Exploration	1,419	3,730
Selling, general and administrative	48,968	39,785
Depreciation, depletion and amortization	152,111	143,036
Total operating expenses	304,834	271,404

Operating income	356,791	144,479
Other income	2,551	2,281
Interest expense	31,968	37,752
Income before income taxes	327,374	109,008
Income taxes	116,335	34,768
Income from continuing operations	211,039	74,240
(Loss) income from discontinued operations, net of tax	(104)	35,041
Net income	210,935	109,281
Less: Net income attributable to noncontrolling interests	18,742	9,026
Net income attributable to EQT Corporation	$192,193	$100,255

Amounts attributable to EQT Corporation:
Income from continuing operations	$192,297	$65,214
(Loss) income from discontinued operations	(104)	35,041
Net income	$192,193	$100,255

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common shares outstanding	151,371	150,327
Income from continuing operations	$1.27	$0.44
(Loss) income from discontinued operations	–	0.23
Net income	$1.27	$0.67

Diluted:
Weighted average common shares outstanding	152,759	150,949
Income from continuing operations	$1.26	$0.43
(Loss) income from discontinued operations	–	0.23
Net income	$1.26	$0.66
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)

Net income	$210,935	$109,281

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax (benefit) of $(14,896) and $(51,583)	(21,931)	(78,434)
Interest rate, net of tax expense of $25 and $25	36	36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $114 and $307	176	433
Other comprehensive loss	(21,719)	(77,965)
Comprehensive income	189,216	31,316
Less: Comprehensive income attributable to noncontrolling interests	18,742	9,026
Comprehensive income attributable to EQT Corporation	$170,474	$22,290

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$210,935	$109,281
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	85,878	34,347
Depreciation, depletion, and amortization	152,111	149,116
Provision for losses on accounts receivable	1,686	1,962
Other income	(2,551)	(2,330)
Stock-based compensation expense	11,317	10,334
Loss recognized in operating revenues for hedging ineffectiveness	22,260	481
Lease impairment	275	2,980
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	7,000	–
Accounts receivable and unbilled revenues	(95,282)	(8,825)
Inventory	9,728	37,789
Accounts payable	89,693	(18,025)
Other items, net	(31,489)	(17,855)
Net cash provided by operating activities	461,561	299,255

Cash flows from investing activities:
Capital expenditures from continuing operations	(492,104)	(292,667)
Capital expenditures from discontinued operations	–	(5,605)
Net cash used in investing activities	(492,104)	(298,272)

Cash flows from financing activities:
Increase in short-term loans	110,000	–
Dividends paid	(4,542)	(4,516)
Distributions to noncontrolling interests	(12,432)	(5,031)
Repayments and retirements of long-term debt	(3,169)	(20,161)
Proceeds and tax benefits from exercises under employee compensation plans	9,824	6,995
Revolving credit facility origination fees	(4,975)	–
Net cash provided by (used in) financing activities	94,706	(22,713)

Net change in cash and cash equivalents	64,163	(21,730)
Cash and cash equivalents at beginning of period	845,641	182,055
Cash and cash equivalents at end of period	$909,804	$160,325

Cash paid during the period for:
Interest, net of amount capitalized	$3,995	$10,446
Income taxes, net	$4,000	$3,661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
Assets	(Thousands)

Current assets:
Cash and cash equivalents	$909,804	$845,641
Accounts receivable (less accumulated provision for doubtful accounts: $6,865 at March 31, 2014 and $5,171 at December 31, 2013)	329,377	235,781
Inventory	9,928	19,656
Derivative instruments, at fair value	79,821	107,647
Prepaid expenses and other	41,243	46,700
Total current assets	1,370,173	1,255,425

Equity in nonconsolidated investments	123,740	128,983

Property, plant and equipment	11,552,676	11,062,136
Less: accumulated depreciation and depletion	2,876,431	2,728,374
Net property, plant and equipment	8,676,245	8,333,762

Other assets	76,148	73,883
Total assets	$10,246,306	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$11,086	$11,162
Short-term loans	110,000	–
Accounts payable	420,022	330,329
Derivative instruments, at fair value	59,333	29,651
Other current liabilities	157,940	152,268
Total current liabilities	758,381	523,410

Long-term debt	2,486,897	2,490,354
Deferred income taxes	1,726,660	1,655,765
Other liabilities and credits	259,862	258,396
Total liabilities	5,231,800	4,927,925

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,684 at March 31, 2014 and December 31, 2013	1,831,731	1,869,843
Treasury stock, shares at cost: 23,933 at March 31, 2014 and 24,800 at December 31, 2013	(432,076)	(447,738)
Retained earnings	2,755,631	2,567,980
Accumulated other comprehensive income	22,984	44,703
Total common stockholders’ equity	4,178,270	4,034,788
Noncontrolling interests in consolidated subsidiaries	836,236	829,340
Total equity	5,014,506	4,864,128
Total liabilities and equity	$10,246,306	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other	Noncontrolling Interests in
	Shares Outstanding	No Par Value	Retained Earnings	Comprehensive Income	Consolidated Subsidiaries	Total Equity
	(Thousands)
Balance, January 1, 2013	150,109	$1,308,771	$2,195,502	$99,547	$284,982	$3,888,802
Net income			100,255		9,026	109,281
Other comprehensive loss				(77,965)		(77,965)
Dividends ($0.03 per share)			(4,516)			(4,516)
Stock-based compensation plans, net	326	16,323			142	16,465
Distributions to noncontrolling interests ($0.35 per common unit)					(5,031)	(5,031)
Balance, March 31, 2013	150,435	$1,325,094	$2,291,241	$21,582	$289,119	$3,927,036

Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Net income			192,193		18,742	210,935
Other comprehensive loss				(21,719)		(21,719)
Dividends ($0.03 per share)			(4,542)			(4,542)
Stock-based compensation plans, net	867	(22,450)			586	(21,864)
Distributions to noncontrolling interests ($0.46 per common unit)					(12,432)	(12,432)
Balance, March 31, 2014	151,751	$1,399,655	$2,755,631	$22,984	$836,236	$5,014,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.       Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2014 and December 31, 2013 and the results of its operations and cash flows for the three month periods ended March 31, 2014 and 2013.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Certain previously reported amounts have been reclassified to conform to the current year presentation. Additionally, financial statements and notes to the financial statements previously reported in prior periods have been recast to reflect the presentation of discontinued operations as a result of the Equitable Gas Transaction. Refer to Note B for additional information regarding discontinued operations.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Due to the volatility of commodity prices and the seasonal nature of the Company’s storage business, the interim financial statements for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of this Quarterly Report on Form 10-Q.

B.                        Discontinued Operations

On December 17, 2013, the Company and its wholly-owned subsidiary Distribution Holdco, LLC (Holdco) completed the disposition of their ownership interests in Equitable Gas Company, LLC (Equitable Gas) and Equitable Homeworks, LLC (Homeworks) to PNG Companies LLC (the Equitable Gas Transaction). The transaction remains subject to certain post-closing adjustments. Equitable Gas and Homeworks comprised substantially all of the Company’s previously reported Distribution segment.  The financial information of Equitable Gas and Homeworks is reflected as discontinued operations for all periods presented in these financial statements.  Prior periods have been recast to reflect this presentation.

The following table summarizes the components of discontinued operations activity:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)

Operating revenues	$–	$154,046

(Loss) income from discontinued operations before income taxes	(181)	54,206
Income tax (benefit) expense	(77)	19,165
(Loss) income from discontinued operations, net of tax	$(104)	$35,041

The Company incurred $2.1 million of transaction costs related to the Equitable Gas Transaction during the three months ended March 31, 2013, which are included in the results of discontinued operations.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

C.                        EQT Midstream Partners, LP

In 2012, the Company formed EQT Midstream Partners, LP (the Partnership) (NYSE: EQM) to own, operate, acquire and develop midstream assets in the Appalachian Basin. The Partnership provides midstream services to the Company and other third parties. As of March 31, 2014, the Company held a 2.0% general partner interest, all incentive distribution rights and a 42.6% limited partner interest in the Partnership. The Company’s interest in the Partnership includes 3,443,902 common units and 17,339,718 subordinated units. The Partnership is consolidated in the Company’s consolidated financial statements. The Company records the noncontrolling interest of the public limited partners in its financial statements.

D.                        Financial Information by Business Segment

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

The Company’s management reviews and reports the EQT Production segment results with third-party transportation costs reflected as a deduction from operating revenues. Third-party transportation costs are recorded as a portion of purchased gas costs in the Statements of Consolidated Income.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)
Revenues from external customers:
EQT Production	$467,745	$250,511
EQT Midstream	166,226	146,688
Third-party transportation costs (a)	44,629	35,741
Less intersegment revenues, net (b)	(16,975)	(17,057)
Total	$661,625	$415,883

Operating income:
EQT Production	$277,205	$74,097
EQT Midstream	83,069	74,214
Unallocated expenses (c)	(3,483)	(3,832)
Total operating income	$356,791	$144,479

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of operating income to income from continuing operations:

Other income	$2,551	$2,281
Interest expense	31,968	37,752
Income taxes	116,335	34,768
Income from continuing operations	$211,039	$74,240

	As of March 31,	As of December 31,
	2014	2013
	(Thousands)
Segment assets:
EQT Production	$6,706,590	$6,359,065
EQT Midstream	2,532,559	2,514,429
Total operating segments	9,239,149	8,873,494
Headquarters assets, including cash and short-term investments	1,007,157	918,559
Total assets	$10,246,306	$9,792,053

(a)         This amount reflects the reclassification of third-party transportation costs from operating revenues to purchased gas costs at the consolidated level.

(b)         Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream. The Company also had $10.9 million for the three months ended March 31, 2013 of intercompany eliminations for transmission and storage services between EQT Midstream and the Company’s previously reported Distribution segment that were recast to discontinued operations as a result of the Equitable Gas Transaction. These recast adjustments had no impact on the Company’s net income for the three months ended March 31, 2013.

(c)          Unallocated expenses consist primarily of incentive compensation expense, administrative costs and, for the three months ended March 31, 2013, corporate overhead charges previously allocated to the Distribution segment that were reclassified to Headquarters as part of the recast of the 2013 financial information in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$131,239	$124,909
EQT Midstream	21,009	18,219
Other	(137)	(92)
Total	$152,111	$143,036

Expenditures for segment assets (d):
EQT Production (e)	$408,331	$243,175
EQT Midstream	83,213	49,144
Other	560	348
Total	$492,104	$292,667

(d)         Excludes non-cash capital expenditures of $4.5 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively.  The Company capitalizes certain labor overhead costs including a portion of non-cash stock-based compensation expense.

(e)          Expenditures for segment assets in the EQT Production segment include $59.2 million and $12.7 million for property acquisitions during the three months ended March 31, 2014 and 2013, respectively.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

E.        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production and the storage, marketing and other activities at EQT Midstream. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses over the counter (OTC) derivative commodity instruments that are primarily placed with financial institutions, and the creditworthiness of these institutions is regularly monitored. The Company also uses exchange traded futures contracts that obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company may also engage in a limited number of basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These assets and liabilities are reported in the Condensed Consolidated Balance Sheets as derivative instruments at fair value. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated OCI, net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.

For a derivative instrument designated and qualified as a fair value hedge, the change in the fair value of the instrument is recognized as a portion of operating revenues in the Statements of Consolidated Income each period.  In addition, the change in the fair value of the hedged item (natural gas inventory) was recognized as a portion of operating revenues in the Statements of Consolidated Income. The Company elected to exclude the spot/forward differential for the assessment of effectiveness of the fair value hedges.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of loss recognized in OCI (effective portion), net of tax	$(39,194)	$(52,601)
Amount of (loss) gain reclassified from accumulated OCI into operating revenues (effective portion), net of tax	(17,263)	25,833
Amount of loss recognized in operating revenues (ineffective portion) (a)	(22,260)	(481)

Interest rate derivatives designated as cash flow hedges
Amount of gain recognized in OCI (effective portion), net of tax	$–	$–
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	(36)	(36)

Commodity derivatives designated as fair value hedges (b)
Amount of loss recognized in operating revenues for fair value commodity contracts	$–	$(3,539)
Fair value gain recognized in operating revenues for inventory designated as hedged item	–	4,537

Derivatives not designated as hedging instruments
Amount of loss recognized in operating revenues	$(9,354)	$(262)

(a)         No amounts have been excluded from effectiveness testing of cash flow hedges.

(b)         For the three months ended March 31, 2013, the net impact on operating revenues consisted of a $1.3 million gain due to the exclusion the spot/forward differential from the assessment of effectiveness of fair value hedges and a $0.3 million loss due to changes in basis.

	As of March 31,	As of December 31,
	2014	2013
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$74,953	$104,430
Commodity derivatives not designated as hedging instruments	4,868	3,217
Total asset derivatives	$79,821	$107,647

Liability derivatives
Commodity derivatives designated as hedging instruments	$57,426	$27,618
Commodity derivatives not designated as hedging instruments	1,907	2,033
Total liability derivatives	$59,333	$29,651

The net fair value of derivative commodity instruments changed during the three months ended March 31, 2014 primarily as a result of increased New York Mercantile Exchange (NYMEX) forward prices and settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 352 Bcf and 398 Bcf as of March 31, 2014 and December 31, 2013, respectively, and are primarily related to natural gas swaps and collars. The open positions at March 31, 2014 and December 31, 2013 had maturities extending through December 2017.

The Company deferred net gains of $39.8 million and $61.7 million in accumulated OCI, net of tax, as of March 31, 2014 and December 31, 2013, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges.  Assuming no change in price or new transactions, the Company estimates that approximately $11.1 million of net unrealized gains on its derivative

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

commodity instruments reflected in accumulated OCI, net of tax, as of March 31, 2014 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount. The Company records a current liability for such amounts received.  The Company had no such deposits in its Condensed Consolidated Balance Sheets as of March 31, 2014 or December 31, 2013.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract.  The margin requirements are subject to change at the exchanges’ discretion.  The Company recorded current assets of $0.1 million and $0.3 million as of March 31, 2014 and December 31, 2013, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2014 and December 31, 2013.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
		(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$79,821	$(26,095)	$–	$53,726

Liability derivatives:
Derivative instruments, at fair value	$59,333	$(26,095)	$(53)	$33,185

As of December 31, 2013	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
		(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$107,647	$(20,843)	$–	$86,804

Liability derivatives:
Derivative instruments, at fair value	$29,651	$(20,843)	$(266)	$8,542

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Services (S&P) or Moody’s Investor Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2014, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $33.5 million, for which the Company had no collateral posted on March 31, 2014.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2014, the Company would not have been required to post additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2014.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

liabilities in Level 2 include the Company’s swap and collar agreements. As of December 31, 2013, the Company transferred $54.4 million of derivative instruments, primarily its collars, from Level 3 into Level 2.

The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves and LIBOR-based discount rates.  The Company’s collars are valued using standard industry income approach models and were historically classified in Level 3 because the volatility assumption in the option pricing model was not observable over the full duration of the collars.  Effective December 31, 2013, the volatility assumption in the option pricing model is observable for the duration of the term of the collars outstanding. This change did not have a significant impact on the fair value of the derivative instruments previously included in Level 3. The significant observable inputs utilized by the option pricing model include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The Company uses NYMEX forward curves to value futures, commodity swaps and collars. The NYMEX forward curves and LIBOR-based discount rates are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(Thousands)
Assets
Derivative instruments, at fair value	$79,821	$246	$79,575	$–

Liabilities
Derivative instruments, at fair value	$59,333	$–	$59,333	$–

		Fair value measurements at reporting date using
Description	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(Thousands)
Assets
Derivative instruments, at fair value	$107,647	$240	$107,407	$–

Liabilities
Derivative instruments, at fair value	$29,651	$315	$29,336	$–

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair value measurements using significant unobservable inputs (Level 3)
	Derivative instruments, at fair value, net Three Months Ended March 31,
	2014	2013
	(Thousands)
Balance as of January 1	$–	$90,714
Total gains or losses:
Included in earnings	–	423
Included in OCI	–	(11,733)
Purchases	–	72
Settlements	–	(9,611)
Transfers in and/or out of Level 3	–	–
Balance as of March 31	$–	$69,865

Gains of $0.5 million were included in earnings for the three months ended March 31, 2013 in the table above attributable to the change in unrealized gains or losses relating to assets held as of March 31, 2013.

The carrying value of cash equivalents approximates fair value due to the short-term maturity of the instruments; these are considered Level 1 fair values.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 was approximately $2.8 billion.

G.        Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  However, while all of the Partnership’s earnings are included in the Company’s net income, the Company is not required to record income tax expense with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the Company’s effective tax rate. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the three months ended March 31, 2014 was 35.5%, compared to 31.9% for the three months ended March 31, 2013.  The increase in the effective income tax rate from the first quarter of 2013 is primarily attributable to an increase in state tax expense due to increased earnings in states with higher tax rates as well as an increase in tax reserves recorded in certain states as a result of changes in the corporate organization.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2014.  The Company believes that it is appropriately reserved for uncertain tax positions.

H.        Revolving Credit Facilities

On February 18, 2014, the Company amended and restated its $1.5 billion revolving credit facility by extending the term to February 18, 2019. As of March 31, 2014 and December 31, 2013, the Company had no loans or letters of credit outstanding under its revolving credit facility. The Company did not have any short-term loans outstanding at any time during the three months ended March 31, 2014 and 2013 under its revolving credit facility.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 18, 2014, the Partnership amended and restated its revolving credit facility by, among other things, increasing the borrowing capacity under the facility from $350 million to $750 million and extending the term to February 18, 2019. As of March 31, 2014, the Partnership had $110 million of loans and no letters of credit outstanding under its revolving credit facility. As of December 31, 2013, the Partnership had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans at any time under the Partnership’s credit facility was $110 million during the three months ended March 31, 2014. The average daily balance of short-term loans outstanding for the Partnership was approximately $92.9 million at a weighted average annual interest rate of 1.72% during the three months ended March 31, 2014. The Partnership had no short-term loans outstanding at any time during the three months ended March 31, 2013.

The Company incurred commitment fees averaging approximately 6 basis points and 5 basis points for the three months ended March 31, 2014 and 2013, respectively, to maintain credit availability under its revolving credit facility. The Partnership incurred commitment fees averaging approximately 6 basis points for the three months ended March 31, 2014 and 2013 to maintain credit availability under its revolving credit facility.

I.         Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 1,387,667 and 622,006 for the three months ended March 31, 2014 and 2013, respectively. There were no options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive for the three months ended March 31, 2014 and 2013.  The impact of the Partnership’s dilutive units did not have a material impact on the Company’s earnings per share calculations for either of the periods presented.

J.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended March 31, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(39,194)	(a)	–		–		(39,194)
Amounts reclassified from accumulated OCI into realized expense, net of tax	17,263	(a)	36	(a)	176	(b)	17,475
Change in accumulated other comprehensive (loss) income, net of tax	(21,931)		36		176		(21,719)
Accumulated OCI (loss), net of tax, as of March 31, 2014	$39,768		$(1,096)		$(15,688)		$22,984

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2013	$138,188		$(1,276)		$(37,365)		$99,547
Losses recognized in accumulated OCI, net of tax	(52,601)	(a)	–		–		(52,601)
Amounts reclassified from accumulated OCI into realized (income) expense, net of tax	(25,833)	(a)	36	(a)	433	(b)	(25,364)
Change in accumulated other comprehensive (loss) income, net of tax	(78,434)		36		433		(77,965)
Accumulated OCI (loss), net of tax, as of March 31, 2013	$59,754		$(1,240)		$(36,932)		$21,582

(a)	See Note E for additional information.

(b)

This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans. See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (the Partnership) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; reserves; projected capital expenditures; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position.  The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

CORPORATE OVERVIEW

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Income from continuing operations attributable to EQT Corporation for the three months ended March 31, 2014 was $192.3 million, $1.26 per diluted share, compared with $65.2 million, $0.43 per diluted share, for the three months ended March 31, 2013. The $127.1 million increase in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 28% higher average effective sales price for natural gas and natural gas liquids (NGLs), a 30% increase in natural gas and NGL volumes sold, increases in gathered volumes and contracted transmission capacity and lower interest expense. These factors were partially offset by higher income tax expense, higher selling, general and administrative (SG&A) expenses and higher depreciation, depletion and amortization (DD&A) expense.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average effective sales price to EQT Corporation for production sales volumes was $5.34 per Mcfe for the three months ended March 31, 2014 compared to $4.16 per Mcfe for the three months ended March 31, 2013.  The average New York Mercantile Exchange (NYMEX) natural gas index price averaged $4.94 per MMBtu during the first quarter of 2014, 48% higher than the average index price of $3.34 per MMBtu during the first quarter of 2013.  The Company’s average effective sales price varies from NYMEX due to revenue deductions for the net cost of gathering, transporting and processing its gas, regional basis and hedging.  In addition, during the first quarter of 2014, EQT utilized its firm capacity to move gas to sales points where demand was high due to the unusually cold winter.  The sale of gas at these sales points at high prices resulted in gains that more than offset the cost of third-party gathering and transmission in the first quarter of 2014, resulting in a positive $0.64 per Mcfe for net third-party gathering and transmission.  This is a significant improvement compared to the first quarter of 2013 when the Company realized a net cost of $0.26 per Mcfe for third-party gathering and transmission. The favorable impact of net third-party gathering and transmission charges was partially offset by an unfavorable hedge impact and lower Appalachian Basin basis in the first quarter of 2014 compared to the first quarter of 2013.

Interest expense decreased $5.8 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of higher capitalized interest of $10.1 million on increased Marcellus well development in the first quarter of 2014 compared to $4.9 million in the first quarter of 2013.

Income tax expense increased $81.6 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of higher pre-tax income as well as a higher effective tax rate. The Company’s effective income tax rate increased to 35.5% from 31.9%. The increase in the effective income tax rate from the first quarter of 2013 is primarily attributable to an increase in state tax due to increased earnings in states with higher tax rates as well as increased tax reserves recorded in certain states in 2014.  The overall rate was lower for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings, but does not record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Loss from discontinued operations, net of tax, was $0.1 million for the three months ended March 31, 2014 compared to income from discontinued operations, net of tax, of $35.0 million for the three months ended March 31, 2013. On December 17, 2013, the Company and its wholly-owned subsidiary, Distribution Holdco, LLC, transferred 100% of their ownership interests in Equitable Gas Company, LLC and Equitable Homeworks, LLC to PNG Companies LLC.

Net income attributable to noncontrolling interests of the Partnership was $18.7 million for the three months ended March 31, 2014 compared to $9.0 million for the three months ended March 31, 2013. The $9.7 million increase was primarily a result of higher capacity reservation revenues in the Partnership and increased noncontrolling interests as a result of the underwritten public offering of additional common units representing limited partner interests in the Partnership in July 2013.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2014	2013	%
LIQUIDS
NGLs:
Sales Volume (MMcfe) (a)	7,767	6,692	16.1
Sales Volume (Mbbls)	1,295	1,115	16.1
Gross Price ($/Bbl)	$55.71	$46.11	20.8
Gross NGL Revenue	$72,114	$51,423	40.2
Oil:
Sales Volume (MMcfe) (a)	304	368	(17.4)
Sales Volume (Mbbls)	51	61	(16.4)
Net Price ($/Bbl)	$83.11	$81.74	1.7
Net Oil Revenue	$4,214	$4,986	(15.5)

Total Liquids Revenue	$76,328	$56,409	35.3

GAS
Sales Volume – Natural Gas (MMBtu)	98,052	74,654	31.3
Sales Volume – Ethane sold as natural gas (MMBtu)	6,931	6,417	8.0
Sales Volume (MMBtu)	104,983	81,071	29.5
NYMEX Price ($/MMBtu) (b)	$4.92	$3.34	47.3
Gas Revenue	$516,636	$270,427	91.0
Basis	(23,669)	(193)	12,163.7
Gross Gas Revenue (unhedged)	$492,967	$270,234	82.4
Sales Volume (MMcf)	98,052	74,654	31.3
Gas Price ($/Mcf) (unhedged)	$5.03	$3.62	39.0

Total Gross Gas & Liquids Revenue (unhedged)	$569,295	$326,643	74.3
Hedge impact (c)	(59,220)	43,498	(236.1)
Total Gross Gas & Liquids Revenue	$510,075	$370,141	37.8
Total Sales Volume (MMcfe)	106,123	81,714	29.9
Average hedge adjusted price ($/Mcfe)	$4.81	$4.53	6.2

Midstream Revenue Deductions ($ / Mcfe)
Gathering to EQT Midstream	$(0.73)	$(0.88)	(17.0)
Transmission to EQT Midstream	(0.21)	(0.23)	(8.7)
Net third-party gathering and transmission	0.64	(0.26)	(346.2)
Third-party processing	(0.11)	(0.11)	–
Total midstream revenue deductions	(0.41)	(1.48)	(72.3)
Average effective sales price to EQT Production	$4.40	$3.05	44.3

EQT Revenue ($ / Mcfe)
Revenues to EQT Midstream	$0.94	$1.11	(15.3)
Revenues to EQT Production	4.40	3.05	44.3
Average effective sales price to EQT Corporation	$5.34	$4.16	28.4

(a)           NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three months ended March 31, 2013 has been recast to reflect this conversion rate.

(b)          The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $4.94 and $3.34 for the three months ended March 31, 2014 and 2013, respectively).

(c)           Includes gains or losses related to the sale of fixed price natural gas.  The hedge impact also included a loss for hedging ineffectiveness of $22.4 million, $0.21 per Mcfe, and $0.5 million, $0.01 per Mcfe, for the three months ended March 31, 2014 and 2013, respectively.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results of Operations

The Company has reported the components of each segment’s operating income from continuing operations and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company’s management reviews and reports the EQT Production segment results for operating revenues and purchased gas costs with transportation costs reflected as a deduction from operating revenues as management believes this presentation provides a more useful view of net effective sales price and is consistent with industry practices. Third-party transportation costs are reported as a component of purchased gas costs in the consolidated results. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note D to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	83,126	55,452	49.9
Horizontal Huron Play	7,119	9,413	(24.4)
CBM Play	2,914	3,116	(6.5)
Other	12,964	13,733	(5.6)
Total production sales volumes (b)	106,123	81,714	29.9

Average daily sales volumes (MMcfe/d)	1,179	908	29.8

Average effective sales price to EQT Production ($/Mcfe)	$4.40	$3.05	44.3

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.14	$0.16	(12.5)
Production taxes ($/Mcfe)	$0.16	$0.15	6.7
Production depletion ($/Mcfe)	$1.21	$1.50	(19.3)

DD&A (thousands):
Production depletion	$128,557	$122,491	5.0
Other DD&A	2,682	2,418	10.9
Total DD&A (thousands)	$131,239	$124,909	5.1

Capital expenditures (thousands)	$408,331	$243,175	67.9

FINANCIAL DATA (thousands)

Total net operating revenues	$467,745	$250,511	86.7

Operating expenses:
LOE, excluding production taxes	14,847	13,039	13.9
Production taxes	17,093	11,851	44.2
Exploration expense	1,412	3,730	(62.1)
SG&A	25,949	22,885	13.4
DD&A	131,239	124,909	5.1
Total operating expenses	190,540	176,414	8.0
Operating income	$277,205	$74,097	274.1

(a)         Includes Upper Devonian wells.

(b)         NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three months ended March 31, 2013 has been recast to reflect this conversion rate.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

EQT Production’s operating income totaled $277.2 million for the three months ended March 31, 2014 compared to $74.1 million for the three months ended March 31, 2013.  The $203.1 million increase in operating income was primarily due to a higher average effective sale price and increased sales of produced natural gas and NGLs partially offset by an increase in operating expenses.

Total operating revenues were $467.7 million for the three months ended March 31, 2014 compared to $250.5 million for the three months ended March 31, 2013.  The $217.2 million increase in operating revenues was

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily due to a 44% increase in the average effective sales price to EQT Production and a 30% increase in production sales volumes. The increase in production sales volumes was the result of increased production from the 2012 and 2013 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

The $1.35 per Mcfe increase in the average effective sales price to EQT Production was the net result of a $0.90 per Mcfe benefit from the utilization of existing and new third-party transportation capacity to reach higher priced markets during the unusually cold winter, combined with a 48% increase in the average NYMEX natural gas price, partly offset by an unfavorable hedge impact and lower Appalachian Basin basis compared to the first quarter of 2013. The net impact of third-party gathering and transmission was a positive $0.64 per Mcfe for the three months ended March 31, 2014 compared to a cost of $0.26 per Mcfe for the same period in 2013.  Net third-party gathering and transportation charges represent the net cost of third-party gathering and transportation after deducting capacity releases and differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing this capacity.  As a result of the unusually cold weather in the first quarter of 2014, market prices in the United States Northeast region were significantly higher than Appalachian Basin prices, and the Company realized approximately $96 million of higher revenues compared to the same period in 2013 by using capacity to sell gas in these higher priced markets.  Much of these higher revenues resulted from sales off of the Company’s Texas Eastern Transmission (TETCO) and Tennessee Gas Pipeline capacity, including additional TETCO capacity which the Company acquired effective February 2014.  This new capacity of 245,000 MMBtu per day enables the Company to reach markets in eastern Pennsylvania.  The average effective sales price was impacted unfavorably in the first quarter of 2014 by $0.21 per Mcfe as a result of a loss on ineffectiveness of financial hedges of $22.4 million. This ineffectiveness was caused by the change in Appalachian basis since inception of the hedges and is included in the hedge impact for the first quarter of 2014.

Operating expenses totaled $190.5 million for the three months ended March 31, 2014 compared to $176.4 million for the three months ended March 31, 2013.  The increase in operating expenses was the result of increases in DD&A, production taxes, SG&A and LOE partially offset by a decrease in exploration expense. DD&A expense increased as a result of higher produced volumes in the current year partially offset by a lower overall depletion rate.  Production taxes increased in the first quarter of 2014 compared to the first quarter of 2013, primarily due to a $3.7 million increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes.  Production taxes also increased in the first quarter of 2014 compared to the first quarter of 2013 due to a $1.1 million increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania. The increase in SG&A expense was primarily a result of higher personnel costs of $3.0 million, including incentive compensation expenses, and a higher allowance for doubtful accounts of $1.5 million, partially offset by lower environmental reserves for remediation. The increase in LOE was mainly due to increased Marcellus activity. The decrease in exploration expense was due to decreased impairments of unproved lease acreage of $2.7 million resulting from fewer lease expirations during the first quarter of 2014 compared to the first quarter of 2013.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013	%
OPERATIONAL DATA

Gathered volumes (BBtu)	126,164	101,231	24.6
Average gathering fee ($/MMBtu)	$0.71	$0.81	(12.3)
Gathering and compression expense ($/MMBtu)	$0.16	$0.19	(15.8)
Transmission pipeline throughput (BBtu)	144,362	80,971	78.3

Net operating revenues (thousands):
Gathering	$89,376	$81,814	9.2
Transmission	52,109	37,307	39.7
Storage, marketing and other	7,220	9,759	(26.0)
Total net operating revenues	$148,705	$128,880	15.4

Capital expenditures (thousands)	$83,213	$49,144	69.3

FINANCIAL DATA (thousands)

Total operating revenues	$166,226	$146,688	13.3
Purchased gas costs	17,521	17,808	(1.6)
Total net operating revenues	148,705	128,880	15.4

Operating expenses:
Operating and maintenance (O&M)	25,154	22,673	10.9
SG&A	19,473	13,774	41.4
DD&A	21,009	18,219	15.3
Total operating expenses	65,636	54,666	20.1
Operating income	$83,069	$74,214	11.9

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

EQT Midstream’s operating income totaled $83.1 million for the three months ended March 31, 2014 compared to $74.2 million for the three months ended March 31, 2013. The increase in operating income was primarily the result of increased transmission and gathering net operating revenues partially offset by increased operating expenses.

Transmission net operating revenues increased in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of $18.2 million of additional firm capacity reservation revenues and usage charges, including $5.2 million as a result of the Allegheny Valley Connector (AVC), partially offset by a decrease of $3.4 million of fees associated with transported volumes in excess of firm capacity.

Gathering net operating revenues increased due to a 25% increase in gathered volumes, partially offset by a 12% decrease in the average gathering fee.  The gathered volume increase was driven by higher volumes gathered for EQT Production in the Marcellus play.  The average gathering fee decreased due to the mix of gathered volumes as Marcellus volumes increased at a lower average fee while Huron and other volumes, which have a higher gathering fee, decreased.

Storage, marketing and other net operating revenues decreased from the prior year primarily as a result of the sale of certain energy marketing contracts on December 31, 2013 and lower revenues on NGLs marketed for non-affiliated producers primarily as the result of lower liquids volumes, partially offset by increased storage revenues from midstream assets acquired in the Equitable Gas Transaction (as defined and described in Note B to the Company’s Condensed Consolidated Financial Statements).

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses totaled $65.6 million for the three months ended March 31, 2014 compared to $54.7 million for the three months ended March 31, 2013. SG&A expense increased $5.7 million, primarily as a result of increased personnel costs of $3.3 million and $1.0 million of expenses relating to professional services.  DD&A increased $2.8 million as a result of additional assets placed in-service, including the AVC.  O&M increased $2.5 million as a result of increased compressor operating expenses related to increased Marcellus activity and additional compressors on the AVC and increased personnel costs of $1.2 million.

OUTLOOK

The Company is committed to profitably developing its natural gas, NGL and oil reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling.  The market price for natural gas can be volatile and these fluctuations can impact the Company’s revenues, earnings and liquidity.  Due to the increased supply of natural gas in the Appalachian Basin, prices at regional sales points in the basin have been negative relative to Henry Hub since mid-2013. While the Company is unable to predict future movements in the market price for natural gas, the Company expects this trend in Appalachian basis to continue.

Total capital investment, excluding acquisitions, is expected to be approximately $2.5 billion in 2014. Capital investment for well development (primarily drilling) in 2014 is expected to be approximately $1.9 billion to support the drilling of approximately 357 gross wells, including 194 Marcellus wells, 120 Huron wells and 43 Upper Devonian wells.  The Company will complete and evaluate 5 Utica wells drilled in 2013, but has decided to delay further drilling on its Ohio Utica acreage until after this year. The Company will drill 8 additional Marcellus wells and 13 additional Upper Devonian wells than originally planned. This change will have no net impact on the Company’s total capital investment in 2014.  Estimated sales volumes are expected to be 465 – 480 Bcfe for an anticipated production sales volume growth of approximately 25% in 2014, while NGL volumes are expected to be 6,800 – 6,900 Mbbls. To support continued growth in production, the Company plans to invest approximately $0.6 billion on midstream infrastructure in 2014, and expects to add approximately 440 MMcf per day of incremental gathering capacity and approximately 750 MMcf per day of transmission capacity.  The 2014 capital spending plan is expected to be funded by cash on hand, cash flow generated from operations and proceeds from midstream asset sales (dropdowns) to the Partnership.

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

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary source of cash for the three months ended March 31, 2014 was cash flows from operating activities, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $461.6 million for the three months ended March 31, 2014 compared to $299.3 million for the three months ended March 31, 2013. The $162.3 million increase in operating activities was primarily the result of a 28% higher average effective sales price to EQT, a 30% increase in natural gas and NGL volumes sold, increases in contracted transmission capacity and gathered volumes, partially offset by higher operating expenses.

Investing Activities

Net cash flows used in investing activities totaled $492.1 million for the first quarter of 2014 compared to $298.3 million for the first quarter of 2013. The $193.8 million increase was attributable to higher capital expenditures in the first quarter of 2014 compared to 2013.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures for EQT Production totaled $408.3 million for the first quarter of 2014 compared to $243.2 million for the first quarter of 2013.  The $165.1 million increase in capital expenditures was primarily the result of an increase in well development and property acquisitions. The increase in well development was driven by an increase in completed frac stages, an increase in wells spud and higher spending in the Huron play.  The Company spud 64 gross wells in the first quarter of 2014, including 50 horizontal Marcellus and Upper Devonian wells and 14 horizontal Huron wells. The Company spud 41 gross wells in the first quarter of 2013, including 39 Marcellus and Upper Devonian wells and 2 horizontal Utica wells.

Capital expenditures for EQT Midstream totaled $83.2 million for the first quarter of 2014 compared to $49.1 million for the first quarter of 2013.  The $34.1 million increase was primarily due to an increase in expenditures relating to gathering compression projects and land acquisition.

Financing Activities

Cash flows provided by financing activities totaled $94.7 million for the first quarter of 2014 compared to cash flows used in financing activities of $22.7 million for the first quarter of 2013, an increase of $117.4 million between periods. The Company had net proceeds from short-term loans of $110 million, paid distributions to noncontrolling interests of $12.4 million and repaid maturing long-term debt of $3.2 million during the three months ended March 31, 2014. The Company repaid maturing long-term debt of $20.2 million and paid distributions to noncontrolling interests of $5.0 million during the three months ended March 31, 2013.

On February 18, 2014, the Company amended and restated its $1.5 billion revolving credit agreement. The amended and restated revolving credit agreement expires on February 18, 2019. The other terms and conditions are substantially similar to the prior credit agreement.

On February 18, 2014, the Partnership amended its credit facility to increase the borrowing capacity to $750 million. The amended credit facility expires on February 18, 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. The Partnership has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Partnership’s obligations under the revolving portion of the credit facility are unsecured.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2014.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

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

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of March 31, 2014, the Company was in compliance with all debt provisions and covenants.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Partnership obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of March 31, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

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

As of April 23, 2014, the approximate volumes and prices of the Company’s total hedge position through December 2016 production were:

	2014 (b)	2015	2016 (c)
NYMEX swaps and fixed price sales
Total Volume (Bcf)	171	132	60
Average Price per Mcf (a)	$4.36	$4.37	$4.45

Collars
Total Volume (Bcf)	18	23	–
Average Floor Price per Mcf (NYMEX) (a)	$5.05	$5.03	$–
Average Cap Price per Mcf (NYMEX) (a)	$8.85	$8.97	$–

(a)         The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

(b)         April through December

(c)          For 2016, the Company also executed a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note E to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

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

Dividend

On April 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s common and subordinated unitholders of $0.49 per unit for the first quarter of 2014, together with the corresponding distribution to the general partner of $0.5 million related to its 2% general partner interest and $1.0 million related to its incentive distribution rights.  The cash distribution is payable on May 15, 2014, to unitholders of record at the close of business on May 6, 2014, and to the general partner.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2014.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production and the storage, marketing and other activities at EQT Midstream.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note E to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  The Company uses derivative commodity instruments that are placed primarily with financial institutions, and the creditworthiness of these institutions is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge natural gas inventory and to hedge exposure to fluctuations in interest rates.  The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and reviewed by the Audit Committee of the Board of Directors.

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

With respect to the derivative commodity instruments held by the Company as of March 31, 2014 and December 31, 2013, the Company hedged portions of expected equity production, portions of forecasted purchases and sales and portions of natural gas inventory by utilizing futures contracts, swap agreements and collar agreements covering approximately 331 Bcf and 388 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2014 and December 31, 2013 levels would increase the fair value of natural gas derivative instruments by approximately $139.9 million and $151.7 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2014 and December 31, 2013 levels would decrease the fair value of natural gas derivative instruments by approximately $140.0 million and $151.6 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note E to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2014 and December 31, 2013. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company and the Partnership earn on cash, cash equivalents and short-term investments and the interest rates the Company and the Partnership pay on borrowings under their respective revolving credit facilities. All of the Company’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates.  Changes in interest rates do affect the fair value of the Company’s fixed rate debt. See Note H to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note F to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 57%, or $79.6 million, of the Company’s OTC derivative contracts at March 31, 2014 had a positive fair value. Approximately 79%, or $107.4 million, of the Company’s OTC derivative contracts at December 31, 2013 had a positive fair value.

As of March 31, 2014, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas.  A significant amount of revenues and related accounts receivable from EQT Production are generated from the sale of produced natural gas, NGLs and crude oil to certain marketers, utility and industrial customers located mainly in the Appalachian Basin and a gas processor in Kentucky and West Virginia. Additionally, a significant amount of revenues and related accounts receivable from EQT Midstream are generated from the gathering and transporting of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that expires on February 18, 2019.  The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of March 31, 2014, the Company had no loans or letters of credit outstanding under the facility.  No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

The Partnership has a $750 million revolving credit facility that matures on February 18, 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of March 31, 2014, the Partnership had $110 million of loans outstanding and no letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry. The Company is not a guarantor of the Partnership’s obligations under the credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

In June and August 2012, the Company received three Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (the PADEP).  The NOVs allege violations of the Pennsylvania Oil and Gas Act and Clean Streams Law in connection with the unintentional release in May 2012, by a Company vendor, of impaired water from an impaired water pit at a Company well location in Tioga County, Pennsylvania.  Since confirming the release, the Company has cooperated with the PADEP in remediating the affected areas.  The Company began settlement discussions with the PADEP regarding the NOVs during the first quarter of 2014, and resolution of the NOVs may result in monetary sanctions of $100,000 or more.

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2014:

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet to be purchased under the plans or programs

January 2014 (January 1 – January 31)	–	–	–	–

February 2014 (February 1 – February 28)	4,046	$90.63	–	–

March 2014 (March 1 – March 31)	–	–	–	–

Total	4,046	$90.63	–	–

(a)                 Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6.  Exhibits

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  April 24, 2014

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101