Form 10-Q
period 2014-06-30
EQT Corp
filed 2014-07-24
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of June 30, 2014, 151,502 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands, except per share amounts)
Operating revenues	$526,168	$473,093	$1,187,793	$888,976

Operating expenses:
Transportation and processing	51,723	35,866	96,898	72,597
Operation and maintenance	27,587	24,067	52,808	47,300
Production	31,882	27,747	63,822	52,636
Exploration	7,452	6,138	8,871	9,868
Selling, general and administrative	63,283	54,822	112,251	94,607
Depreciation, depletion and amortization	157,219	162,473	309,330	305,509
Total operating expenses	339,146	311,113	643,980	582,517

Gain on sale / exchange of assets	37,749	–	37,749	–
Operating income	224,771	161,980	581,562	306,459
Other income	2,579	2,041	5,130	4,322
Interest expense	31,873	37,384	63,841	75,136
Income before income taxes	195,477	126,637	522,851	235,645
Income taxes	59,089	38,078	175,424	72,846
Income from continuing operations	136,388	88,559	347,427	162,799
Income from discontinued operations, net of tax	1,876	5,559	1,772	40,600
Net income	138,264	94,118	349,199	203,399
Less: Net income attributable to noncontrolling interests	27,343	7,262	46,085	16,288
Net income attributable to EQT Corporation	$110,921	$86,856	$303,114	$187,111

Amounts attributable to EQT Corporation:
Income from continuing operations	$109,045	$81,297	$301,342	$146,511
Income from discontinued operations	1,876	5,559	1,772	40,600
Net income	$110,921	$86,856	$303,114	$187,111

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	151,744	150,525	151,522	150,425
Income from continuing operations	$0.72	$0.54	$1.99	$0.97
Income from discontinued operations	0.01	0.04	0.01	0.27
Net income	$0.73	$0.58	$2.00	$1.24
Diluted:
Weighted average common stock outstanding	152,570	151,393	152,537	151,191
Income from continuing operations	$0.72	$0.54	$1.98	$0.97
Income from discontinued operations	0.01	0.03	0.01	0.27
Net income	$0.73	$0.57	$1.99	$1.24
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands)

Net income	$138,264	$94,118	$349,199	$203,399

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax (benefit) expense of $(12,984), $41,436, $(27,880) and $(10,147)	(19,307)	62,939	(41,238)	(15,495)
Interest rate, net of tax expense of $25, $25, $50 and $50	36	36	72	72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $113, $306, $227 and $613	176	436	352	869
Other comprehensive (loss) income	(19,095)	63,411	(40,814)	(14,554)
Comprehensive income	119,169	157,529	308,385	188,845
Less: Comprehensive income attributable to noncontrolling interests	27,343	7,262	46,085	16,288
Comprehensive income attributable to EQT Corporation	$91,826	$150,267	$262,300	$172,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$349,199	$203,399
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	54,577	63,252
Depreciation, depletion, and amortization	309,330	317,693
Gain on sale / exchange of assets	(37,749)	–
Gain on dispositions	(3,598)	–
Provision for losses on accounts receivable	919	2,246
Other income	(5,130)	(4,441)
Stock-based compensation expense	20,810	27,480
Loss recognized in operating revenues for hedging ineffectiveness	21,273	7,954
Loss (gain) on derivatives not designated as hedges	17,879	(1,250)
Cash settlements on derivatives not designated as hedges	(10,836)	372
Lease impairment	6,519	8,133
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	9,463	4,500
Excess tax benefits on stock-based compensation	(28,497)	–
Accounts receivable and unbilled revenues	(443)	(11,093)
Inventory	6,267	23,952
Accounts payable	50,952	(18,005)
Other items, net	33,712	(27,232)
Net cash provided by operating activities	794,647	596,960

Cash flows from investing activities:
Capital expenditures from continuing operations	(1,023,747)	(777,990)
Capital expenditures associated with Range asset exchange	(157,256)	–
Capital expenditures from discontinued operations	–	(15,163)
Restricted cash, net	(342,744)	–
Proceeds from sale of assets	7,444	–
Net cash used in investing activities	(1,516,303)	(793,153)

Cash flows from financing activities:
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	902,451	–
Increase in short-term loans	450,000	185,500
Decrease in short-term loans	(120,000)	(130,500)
Dividends paid	(9,101)	(9,038)
Distributions to noncontrolling interests	(25,674)	(10,350)
Repayments and retirements of long-term debt	(3,169)	(20,161)
Proceeds and tax benefits from exercises under employee compensation plans	42,042	15,387
Cash paid for taxes related to net settlement of share-based payment awards	(48,826)	–
Revolving credit facility origination fees	(5,075)	–
Repurchase and retirement of common stock	(32,368)	–
Net cash provided by financing activities	1,150,280	30,838

Net change in cash and cash equivalents	428,624	(165,355)
Cash and cash equivalents at beginning of period	845,641	182,055
Cash and cash equivalents at end of period	$1,274,265	$16,700

Cash paid during the period for:
Interest, net of amount capitalized	$62,519	$75,281
Income taxes, net	$89,050	$25,061

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,274,265	$845,641
Restricted cash	342,744	–
Accounts receivable (less accumulated provision for doubtful accounts: $6,139 at June 30, 2014 and $5,171 at December 31, 2013)	235,306	235,781
Inventory	13,389	19,656
Derivative instruments, at fair value	66,408	107,647
Prepaid expenses and other	32,065	46,700
Total current assets	1,964,177	1,255,425

Equity in nonconsolidated investments	–	128,983

Property, plant and equipment	12,372,135	11,062,136
Less: accumulated depreciation and depletion	3,024,600	2,728,374
Net property, plant and equipment	9,347,535	8,333,762

Other assets	74,224	73,883
Total assets	$11,385,936	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013
	(Thousands)

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$11,086	$11,162
Short-term loans	330,000	–
Accounts payable	381,280	330,329
Derivative instruments, at fair value	58,116	29,651
Other current liabilities	168,483	152,268
Total current liabilities	948,965	523,410

Long-term debt	2,486,533	2,490,354
Deferred income taxes	1,654,506	1,655,765
Other liabilities and credits	265,999	258,396
Total liabilities	5,356,003	4,927,925

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,384 at June 30, 2014 and 175,684 at December 31, 2013	1,861,468	1,869,843
Treasury stock, shares at cost: 23,882 at June 30, 2014 and 24,800 at December 31, 2013	(431,149)	(447,738)
Retained earnings	2,842,384	2,567,980
Accumulated other comprehensive income	3,889	44,703
Total common stockholders’ equity	4,276,592	4,034,788
Noncontrolling interests in consolidated subsidiaries	1,753,341	829,340
Total equity	6,029,933	4,864,128
Total liabilities and equity	$11,385,936	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other	Noncontrolling Interests in
	Shares Outstanding	No Par Value	Retained Earnings	Comprehensive Income	Consolidated Subsidiaries	Total Equity
	(Thousands)

Balance, January 1, 2013	150,109	$1,308,771	$2,195,502	$99,547	$284,982	$3,888,802
Net income			187,111		16,288	203,399
Other comprehensive loss				(14,554)		(14,554)
Dividends ($0.06 per share)			(9,038)			(9,038)
Stock-based compensation plans, net	485	43,737			229	43,966
Distributions to noncontrolling interests ($0.72 per common unit)					(10,350)	(10,350)
Balance, June 30, 2013	150,594	$1,352,508	$2,373,575	$84,993	$291,149	$4,102,225

Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Net income			303,114		46,085	349,199
Other comprehensive loss				(40,814)		(40,814)
Dividends ($0.06 per share)			(9,101)			(9,101)
Stock-based compensation plans, net	918	20,973			1,139	22,112
Distributions to noncontrolling interests ($0.95 per common unit)					(25,674)	(25,674)
Issuance of common units of EQT Midstream Partners, LP					902,451	902,451
Repurchase and retirement of common stock	(300)	(12,759)	(19,609)			(32,368)
Balance, June 30, 2014	151,502	$1,430,319	$2,842,384	$3,889	$1,753,341	$6,029,933

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2014 and December 31, 2013, the results of its operations for the three and six month periods ended June 30, 2014 and 2013 and its cash flows for the six month periods ended June 30, 2014 and 2013.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22 of this Quarterly Report on Form 10-Q.

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

During the second quarter of 2014, the Company received additional cash proceeds of $7.4 million as a result of post-closing purchase price adjustments for the Equitable Gas Transaction. The Company recognized an additional gain of $3.6 million for the three and six months ended June 30, 2014, included in income from discontinued operations, net of tax, in the Statements of Consolidated Income. As consideration for the Equitable Gas Transaction, the Company received total cash proceeds of $748.0 million, select midstream assets (including the Allegheny Valley Connector) with a fair value of $140.3 million and other contractual assets with a fair value of $32.5 million.

The following table summarizes the components of discontinued operations activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands)

Operating revenues	$–	$56,573	$–	$210,619

Income from discontinued operations before income taxes	3,258	9,384	3,077	63,590
Income tax expense	1,382	3,825	1,305	22,990
Income from discontinued operations, net of tax	$1,876	$5,559	$1,772	$40,600

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

On May 7, 2014, a wholly-owned subsidiary of the Company contributed the Jupiter gathering system to EQM Gathering Opco, LLC (EQM Gathering), a wholly-owned subsidiary of the Partnership (the Jupiter Transaction) in exchange for $1.18 billion.  EQM Gathering is consolidated by the Company as it is still controlled by the Company.

On May 7, 2014, the Partnership completed an underwritten public offering of 12,362,500 common units, which included the full exercise of the underwriters’ overallotment option, representing Partnership limited partner interests. The Partnership received net proceeds of approximately $902.5 million from the offering, after deducting the underwriters’ discount and offering expenses of approximately $34 million. As of June 30, 2014, the Company held a 2% general partner interest, all incentive distribution rights and a 34.4% limited partner interest in the Partnership. The Company’s limited partner interest in the Partnership consists of 3,959,952 common units and 17,339,718 subordinated units.

While the Company did not record a gain for accounting purposes as a result of the Jupiter Transaction, the Company recognized a taxable gain for federal income tax purposes of approximately $569.3 million in 2014. In conjunction with the Jupiter Transaction, $500.0 million of the proceeds received were placed into a qualified trust account pursuant to a deferred exchange agreement, which allows for the use of the funds in a potential like-kind exchange for certain identified assets.  The Company utilized $157.3 million of these funds in connection with the exchange of certain assets with Range Resources Corporation (see Note K) and is evaluating the potential purchase of other eligible replacement properties within the statutory time period, which expires November 3, 2014.  As of June 30, 2014, the Company had restricted cash of $342.7 million in its Condensed Consolidated Balance Sheets.

D.                        Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, natural gas liquids (NGLs) and a limited amount of crude oil in the Appalachian and Permian Basins.  The EQT Midstream segment’s operations include the natural gas gathering, transportation, storage and marketing activities of the Company, including ownership and operation of the Partnership.

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

The Company’s management reviews and reports the EQT Production segment results with third-party transportation and processing costs reflected as a deduction from operating revenues. Third-party costs incurred to gather, process and transport gas produced by EQT Production to market sales points are recorded as a portion of transportation and processing costs in the Statements of Consolidated Income. Some transportation costs incurred by the Company are marketed for resale and are not incurred to transport gas produced by EQT Production.  These transportation costs are reflected as a deduction from operating revenues.

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands)
Revenues from external customers:
EQT Production	$322,100	$306,132	$789,845	$556,643
EQT Midstream	162,345	150,366	328,571	297,054
Third-party transportation and processing costs (a)	51,432	34,827	96,061	70,568
Less intersegment revenues, net (b)	(9,709)	(18,232)	(26,684)	(35,289)
Total	$526,168	$473,093	$1,187,793	$888,976

Operating income:
EQT Production (c)	$144,689	$105,056	$421,894	$179,153
EQT Midstream (c)	88,527	72,246	171,596	146,460
Unallocated expenses (d)	(8,445)	(15,322)	(11,928)	(19,154)
Total operating income	$224,771	$161,980	$581,562	$306,459

Reconciliation of operating income to income from continuing operations:

Other income	$2,579	$2,041	$5,130	$4,322
Interest expense	31,873	37,384	63,841	75,136
Income taxes	59,089	38,078	175,424	72,846
Income from continuing operations	$136,388	$88,559	$347,427	$162,799

	As of June 30, 2014	As of December 31, 2013
	(Thousands)
Segment assets:
EQT Production	$7,191,308	$6,359,065
EQT Midstream	2,486,643	2,514,429
Total operating segments	9,677,951	8,873,494
Headquarters assets, including cash and short-term investments	1,707,985	918,559
Total assets	$11,385,936	$9,792,053

(a)	This amount reflects the reclassification of third-party transportation and processing costs from operating revenues to transportation and processing costs at the consolidated level.

(b)

Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream. The Company also had $9.1 million and $20.0 million for the three and six months ended June 30, 2013, respectively, of intercompany eliminations for transmission and storage services between EQT Midstream and the Company’s previously reported Distribution segment that were recast to discontinued operations as a result of the Equitable Gas Transaction. These recast adjustments had no impact on the Company’s net income for either of the three or six month periods ended June 30, 2013.

(c)

Gains on sales / exchanges of assets of $31.0 million and $6.8 million are included in EQT Production and EQT Midstream operating income, respectively, for the three and six months ended June 30, 2014.

(d)

Unallocated expenses consist primarily of incentive compensation expense, administrative costs and, for the three and six months ended June 30, 2013, corporate overhead charges previously allocated to the Distribution segment that were reclassified to Headquarters as part of the recast of the 2013 financial information in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$136,251	$144,073	$267,490	$268,982
EQT Midstream	21,130	18,452	42,139	36,671
Other	(162)	(52)	(299)	(144)
Total	$157,219	$162,473	$309,330	$305,509

Expenditures for segment assets (e):
EQT Production (f)	$930,228	$394,391	$1,338,559	$637,566
EQT Midstream	110,913	89,060	194,126	138,204
Other	802	1,872	1,362	2,220
Total	$1,041,943	$485,323	$1,534,047	$777,990

(e)          Excludes non-cash capital expenditures of $3.6 million and $5.9 million for the three months ended June 30, 2014 and 2013, respectively, and $8.1 million and $11.9 million for the six months ended June 30, 2014 and 2013, respectively.  The Company capitalizes certain labor overhead costs including a portion of non-cash stock-based compensation expense.

(f)           Includes $157.3 million of cash capital expenditures and $353.0 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (described in Note K) for the three and six months ended June 30, 2014. Expenditures for segment assets in the EQT Production segment include $550.5 million and $128.9 million for property acquisitions during the three months ended June 30, 2014 and 2013, respectively, and $609.7 million and $141.6 million for property acquisitions during the six months ended June 30, 2014 and 2013, respectively.

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

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.  In conjunction with the exchange of assets with Range Resources Corporation that closed on June 16, 2014 (see Note K), the Company de-designated certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur, resulting in a pre-tax gain of $28.0 million

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

recorded within gain on sale / exchange of assets in the Statements of Consolidated Income for the three and six months ended June 30, 2014.  Any subsequent changes in fair value of these derivative instruments are recognized within operating revenues in the Statements of Consolidated Income each period.

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

Most of the derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production have been designated and qualify as cash flow hedges. Historically, some of the derivative commodity instruments used by the Company to hedge its exposure to adverse changes in the market price of natural gas stored in the ground were designated and qualified as fair value hedges. These positions were de-designated effective October 1, 2013. Basis swaps are not designated as cash flow hedges. Any hedging ineffectiveness and any change in fair value of derivative instruments that have not been designated as hedges are recognized in the Statements of Consolidated Income each period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of (loss) gain recognized in OCI (effective portion), net of tax	$(13,455)	$73,429	$(52,649)	$20,828
Amount of gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets due to forecasted transactions probable to not occur	16,735	–	16,735	–
Amount of (loss) gain reclassified from accumulated OCI into operating revenues (effective portion), net of tax	(10,883)	10,490	(28,146)	36,323
Amount of gain (loss) recognized in operating revenues (ineffective portion) (a)	987	(7,473)	(21,273)	(7,954)

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$36	$36	$72	$72

Commodity derivatives designated as fair value hedges (b)
Amount of gain (loss) recognized in operating revenues for fair value commodity contracts	$–	$2,700	$–	$(839)
Fair value (loss) gain recognized in operating revenues for inventory designated as hedged item	–	(4,075)	–	462

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in operating revenues	$(8,525)	$1,512	$(17,879)	$1,250

(a)         No amounts have been excluded from effectiveness testing of cash flow hedges.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(b)         For the three months ended June 30, 2013, the net impact on operating revenues consisted of a $0.8 million gain due to the exclusion of the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $2.2 million loss due to changes in basis. For the six months ended June 30, 2013, the net impact on operating revenues consisted of a $2.1 million gain due to the exclusion of the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $2.5 million loss due to changes in basis.

	As of June 30,	As of December 31,
	2014	2013
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$33,942	$104,430
Commodity derivatives not designated as hedging instruments	32,466	3,217
Total asset derivatives	$66,408	$107,647

Liability derivatives
Commodity derivatives designated as hedging instruments	$47,713	$27,618
Commodity derivatives not designated as hedging instruments	10,403	2,033
Total liability derivatives	$58,116	$29,651

The net fair value of derivative commodity instruments changed during the first half of 2014 primarily as a result of increased New York Mercantile Exchange (NYMEX) forward prices and settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 307 Bcf and 398 Bcf as of June 30, 2014 and December 31, 2013, respectively, and are primarily related to natural gas swaps and collars. The open positions at June 30, 2014 and December 31, 2013 had maturities extending through December 2018 and December 2017, respectively.

The Company deferred net gains of $20.5 million and $61.7 million in accumulated OCI, net of tax, as of June 30, 2014 and December 31, 2013, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Assuming no change in price or new transactions, the Company estimates that approximately $8.5 million of net unrealized gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of June 30, 2014 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

which is in excess of the threshold amount. The Company records a current liability for such amounts received.  The Company had no such deposits in its Condensed Consolidated Balance Sheets as of June 30, 2014 or December 31, 2013.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract.  The margin requirements are subject to change at the exchanges’ discretion.  The Company recorded current assets of $0.1 million and $0.3 million as of June 30, 2014 and December 31, 2013, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of June 30, 2014 and December 31, 2013.

As of June 30, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$66,408	$(26,331)	$–	$40,077

Liability derivatives:
Derivative instruments, at fair value	$58,116	$(26,331)	$(103)	$31,682

As of December 31, 2013	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$107,647	$(20,843)	$–	$86,804

Liability derivatives:
Derivative instruments, at fair value	$29,651	$(20,843)	$(266)	$8,542

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of June 30, 2014, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $31.9 million, for which the Company had no collateral posted on June 30, 2014.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2014, the Company would have been required to post $1.1 million of additional

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at June 30, 2014.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and liabilities in Level 2 include the Company’s swap and collar agreements. As of December 31, 2013, the Company transferred $54.4 million of derivative instruments, primarily its collars, from Level 3 into Level 2.

The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR-based discount rates and basis forward curves.  The Company’s collars are valued using standard industry income approach models and were historically classified in Level 3 because the volatility assumption in the option pricing model was not observable over the full duration of the collars.  Effective December 31, 2013, the volatility assumption in the option pricing model is observable for the duration of the term of the collars outstanding. This change did not have a significant impact on the fair value of the derivative instruments previously included in Level 3. The significant observable inputs utilized by the option pricing model include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The Company uses NYMEX forward curves to value futures, commodity swaps and collars. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$66,408	$123	$66,285	$–

Liabilities
Derivative instruments, at fair value	$58,116	$–	$58,116	$–

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$107,647	$240	$107,407	$–

Liabilities
Derivative instruments, at fair value	$29,651	$315	$29,336	$–

	Fair value measurements using significant unobservable inputs (Level 3) Derivative instruments, at fair value, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)
Beginning of period	$–	$69,865	$–	$90,714
Total gains or losses:
Included in earnings	–	(1,178)	–	(755)
Included in OCI	–	13,125	–	1,392
Purchases	–	–	–	72
Settlements	–	(7,124)	–	(16,735)
Transfers in and/or out of Level 3	–	–	–	–
End of period	$–	$74,688	$–	$74,688

Losses of $1.2 million are included in earnings in the table above for the three and six months ended June 30, 2013, respectively, attributable to the change in unrealized gains or losses relating to assets held as of June 30, 2013.

The carrying value of cash equivalents approximates fair value due to the short maturity of the instruments; these are considered Level 1 fair values.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 was approximately $2.9 billion and $2.8 billion, respectively.

For information on the fair value of certain assets acquired from the exchange of properties with Range Resources Corporation, see Note K.

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s effective income tax rate for the six months ended June 30, 2014 was 33.6%, compared to 30.9% for the six months ended June 30, 2013.  The increase in the effective income tax rate from the first half of 2013 is primarily attributable to a reduction in a valuation allowance related to bonus depreciation for state tax purposes in 2013, increased state tax expense in 2014 due to higher natural gas prices and production sales volumes as well as increased tax reserves recorded in certain states in 2014, partially offset by the impact of the Partnership’s ownership structure.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended June 30, 2014.  The Company believes that it is appropriately reserved for uncertain tax positions.

H.                       Revolving Credit Facilities

As of June 30, 2014 and December 31, 2013, the Company had no loans or letters of credit outstanding under its revolving credit facility. The Company did not have any short-term loans outstanding at any time during the three and six months ended June 30, 2014 under its revolving credit facility. The maximum amount of the Company’s outstanding short-term loans at any time was $178.5 million during the three and six months ended June 30, 2013. The average daily balance of short-term loans outstanding was approximately $26.7 million and $13.4 million during the three and six months ended June 30, 2013, respectively, at weighted average interest rates of 0.83% and 0.41%, respectively.

As of June 30, 2014, the Partnership had $330 million of loans and no letters of credit outstanding under its revolving credit facility. As of December 31, 2013, the Partnership had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans at any time under the Partnership’s revolving credit facility was $450 million during the three and six months ended June 30, 2014. The average daily balance of short-term loans outstanding was approximately $252.2 million and $173.0 million during the three and six months ended June 30, 2014, respectively, at a weighted average annual interest rate of 1.66% and 1.68%, respectively. The Partnership had no short-term loans outstanding at any time during the three and six months ended June 30, 2013.

The Company incurred commitment fees averaging approximately 6 basis points for the three months ended June 30, 2014 and 2013, and 12 basis points and 11 basis points for the six months ended June 30, 2014 and 2013, respectively, to maintain credit availability under its revolving credit facility. The Partnership incurred commitment fees averaging approximately 6 basis points and 13 basis points for the three and six months ended June 30, 2014 and 2013, respectively, to maintain credit availability under its revolving credit facility.

I.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 825,907 and 867,373 for the three months ended June 30, 2014 and 2013, respectively, and 1,014,746 and 766,054 for the six months ended June 30, 2014 and 2013, respectively.  There were no options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive for the three and six months ended June 30, 2014 and 2013.  The impact of the Partnership’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

J.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended June 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2014	$39,768		$(1,096)		$(15,688)		$22,984
Losses recognized in accumulated OCI, net of tax	(13,455)	(a)	–		–		(13,455)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	–		–		(16,735)
Losses reclassified from accumulated OCI, net of tax	10,883	(a)	36	(a)	176	(b)	11,095

Change in accumulated other comprehensive (loss) income, net of tax	(19,307)		36		176		(19,095)
Accumulated OCI (loss), net of tax, as of June 30, 2014	$20,461		$(1,060)		$(15,512)		$3,889

	Three Months Ended June 30, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2013	$59,754		$(1,240)		$(36,932)		$21,582
Gains recognized in accumulated OCI, net of tax	73,429	(a)	–		–		73,429
(Gains) losses reclassified from accumulated OCI, net of tax	(10,490)	(a)	36	(a)	436	(b)	(10,018)

Change in accumulated OCI, net of tax	62,939		36		436		63,411
Accumulated OCI (loss), net of tax, as of June 30, 2013	$122,693		$(1,204)		$(36,496)		$84,993

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(52,649)	(a)	–		–		(52,649)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	–		–		(16,735)
Losses reclassified from accumulated OCI, net of tax	28,146	(a)	72	(a)	352	(b)	28,570

Change in accumulated other comprehensive (loss) income, net of tax	(41,238)		72		352		(40,814)
Accumulated OCI (loss), net of tax, as of June 30, 2014	$20,461		$(1,060)		$(15,512)		$3,889

	Six Months Ended June 30, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2013	$138,188		$(1,276)		$(37,365)		$99,547
Gains recognized in accumulated OCI, net of tax	20,828	(a)	–		–		20,828
(Gains) losses reclassified from accumulated OCI, net of tax	(36,323)	(a)	72	(a)	869	(b)	(35,382)

Change in accumulated other comprehensive (loss) income, net of tax	(15,495)		72		869		(14,554)
Accumulated OCI (loss), net of tax, as of June 30, 2013	$122,693		$(1,204)		$(36,496)		$84,993

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

EQT Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

K.        Sale and Exchange of Properties

In April 2014, the Company executed an agreement to exchange certain assets with Range Resources Corporation (Range).  The transaction closed on June 16, 2014.  The Company received approximately 73,000 net acres and approximately 900 producing wells, most of which are vertical wells, in the Permian Basin of Texas. In exchange, Range received  approximately 138,000 net acres in the Company’s Nora field of Virginia (Nora), the Company’s working interest in approximately 2,000 producing vertical wells in Nora, the Company’s remaining 50% ownership interest in Nora Gathering, LLC (Nora LLC), which owns the supporting gathering system in Nora, and $157.3 million in cash, subject to certain post-closing purchase price adjustments.  The Company previously recorded its 50% ownership interest in Nora LLC as a nonconsolidated investment in its consolidated financial statements. Portions of the exchange of assets with Range are intended to qualify as a tax free asset exchange.

The fair value of the assets exchanged by the Company was approximately $510.3 million. The Company is in the process of finalizing the allocation between the acquired acreage and the acquired wells. The Company recorded a pre-tax gain of $37.7 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income. The gain on sale / exchange of assets includes a $28.0 million pre-tax gain related to the de-designation of certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur.

As the asset exchange qualifies as a business combination under United States GAAP, the fair value of the acquired assets was determined using a discounted cash flow model under the market approach. Significant unobservable inputs used in the analysis included the determination of estimated developed reserves, NYMEX forward pricing and comparable sales transactions, which classify the acquired assets as a Level 3 measurement.

L.        Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for both discontinued operations and certain other material disposal transactions that do not meet the revised definition of a discontinued operation. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. This ASU is effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted but only for disposals (or classifications that are held for sale) that have not been reported in financial statements previously issued or available for use. The Company adopted this new standard in the second quarter of 2014. The sale of Nora LLC discussed in Note K did not meet the definition of a discontinued operation and was not deemed an individually material disposal transaction.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will replace most of the existing revenue recognition requirements in United States GAAP when it becomes effective. The guidance in ASU No. 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein.  Early adoption is not permitted.  The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; the timing of the Company’s operational capacity on third-party pipelines; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost and capacity of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the expected terms and structure of the proposed joint venture related to the MVP project, including the Company affiliate(s) to own and operate the MVP; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (the Partnership) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position (including the Company’s ability to complete like-kind exchanges).  The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  With respect to the proposed OVC and MVP projects, these risks and uncertainties include, among others, the ability to obtain regulatory permits and approvals, the ability to secure customer contracts, the availability of skilled labor, equipment and materials, and, with respect to the MVP project, the risk that the parties may not consummate the joint venture.  Additional risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Income from continuing operations attributable to EQT Corporation for the three months ended June 30, 2014 was $109.0 million, $0.72 per diluted share, compared with $81.3 million, $0.54 per diluted share, for the three months ended June 30, 2013. The $27.7 million increase in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a $37.7 million pre-tax gain recognized on the sale / exchange of assets with Range Resources Corporation (Range), a lower production depletion rate, a 17% increase in natural gas and natural gas liquid (NGL) volumes sold and increases in contracted transmission capacity and gathered volumes. These factors were partially offset by a 10% decrease in the average effective sales price for natural gas and NGLs, higher income tax expense, higher net income attributable to noncontrolling interests and higher selling, general and administrative (SG&A) expenses.

The average effective sales price to EQT Corporation for production sales volumes was $3.85 per Mcfe for the three months ended June 30, 2014 compared to $4.29 per Mcfe for the three months ended June 30, 2013.  The $0.44 per Mcfe decrease in the average effective sales price was primarily due to lower Appalachian Basin basis partially offset by a favorable average New York Mercantile Exchange (NYMEX) natural gas price net of hedging impacts compared to the same period of 2013. The average NYMEX natural gas index price was $4.67 per MMBtu during the second quarter of 2014, 14% higher than the average index price of $4.09 per MMBtu during the second quarter of 2013.

Interest expense decreased $5.5 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of higher capitalized interest of $11.0 million on increased Marcellus well development in the second quarter of 2014 compared to $5.2 million in the second quarter of 2013.

Income tax expense increased $21.0 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of higher pre-tax income. The Company’s effective income tax rate was 30.2% for the second quarter of 2014 compared to 30.1% for the second quarter of 2013. The overall rate was lower for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings, but does not record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Income from discontinued operations, net of tax, was $1.9 million for the three months ended June 30, 2014 compared to income from discontinued operations, net of tax, of $5.6 million for the three months ended June 30, 2013. On December 17, 2013, the Company and its wholly-owned subsidiary, Distribution Holdco, LLC (Holdco), transferred 100% of their ownership interests in Equitable Gas Company, LLC (Equitable Gas) and Equitable Homeworks, LLC (Homeworks) to PNG Companies LLC (PNG Companies).

Net income attributable to noncontrolling interests of the Partnership was $27.3 million for the three months ended June 30, 2014 compared to $7.3 million for the three months ended June 30, 2013. The $20.0 million increase was a result of increased noncontrolling interests and higher capacity reservation revenues in the Partnership. The Partnership completed underwritten public offerings of additional common units representing limited partner interests in the Partnership in May 2014 (in connection with the Jupiter Transaction described in Note C to the Condensed Consolidated Financial Statements) and in July 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Income from continuing operations attributable to EQT Corporation for the six months ended June 30, 2014 was $301.3 million, $1.98 per diluted share, compared with $146.5 million, $0.97 per diluted share, for the six months ended June 30, 2013. The $154.8 million increase in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 9% higher average effective sales price for natural gas and NGLs, a lower production depletion rate, a 23% increase in natural gas and NGL volumes sold, a $37.7 million pre-tax gain recognized on the sale / exchange of assets with Range and increases in contracted transmission capacity and gathered volumes. These factors were partially offset by higher net income attributable to noncontrolling interests, higher SG&A expenses and higher income tax expense.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average effective sales price to EQT Corporation for production sales volumes was $4.59 per Mcfe for the six months ended June 30, 2014 compared to $4.23 per Mcfe for the six months ended June 30, 2013. The $0.36 per Mcfe increase in the average effective sales price was primarily due to an increase in the average NYMEX natural gas price net of hedging impacts and a $0.34 per Mcfe increase in third-party gathering and transmission recoveries from the utilization of existing and new third-party transportation capacity to reach higher priced markets during the unusually cold winter in the first quarter of 2014, partially offset by lower Appalachian Basin basis compared to the same period of 2013. The average NYMEX natural gas index price averaged $4.80 per MMBtu during the first half of 2014, 29% higher than the average index price of $3.71 per MMBtu during the first half of 2013.

Interest expense decreased $11.3 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of higher capitalized interest of $21.1 million on increased Marcellus well development in the first half of 2014 compared to $10.1 million in the first half of 2013.

Income tax expense increased $102.6 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of higher pre-tax income as well as a higher effective tax rate. The Company’s effective income tax rate increased to 33.6% from 30.9%.  The increase in the effective income tax rate from the first half of 2013 is primarily attributable to an increase in state tax due to increased earnings in states with higher tax rates as well as increased tax reserves recorded in certain states in 2014, and a reduction in a valuation allowance related to bonus depreciation for state tax purposes in 2013, partially offset by the impact of the Partnership’s ownership structure.  The overall rate was lower for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings, but does not record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Income from discontinued operations, net of tax, was $1.8 million for the six months ended June 30, 2014 compared to income from discontinued operations, net of tax, of $40.6 million for the six months ended June 30, 2013. On December 17, 2013, the Company and its wholly-owned subsidiary Holdco transferred 100% of their ownership interests in Equitable Gas and Homeworks to PNG Companies.

Net income attributable to noncontrolling interests of the Partnership was $46.1 million for the six months ended June 30, 2014 compared to $16.3 million for the six months ended June 30, 2013. The $29.8 million increase was a result of increased noncontrolling interests and higher capacity reservation revenues in the Partnership. The Partnership completed underwritten public offerings of additional common units representing limited partner interests in the Partnership in May 2014 (in connection with the Jupiter Transaction described in Note C to the Condensed Consolidated Financial Statements) and in July 2013.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%	2014	2013	%
in thousands (unless noted)
LIQUIDS
NGLs:
Sales Volume (MMcfe) (a)	7,954	6,931	14.8	15,721	13,623	15.4
Sales Volume (Mbbls)	1,326	1,155	14.8	2,620	2,270	15.4
Gross Price ($/Bbl)	$43.78	$42.65	2.6	$49.67	$44.35	12.0
Gross NGL Revenue	$58,034	$49,260	17.8	$130,148	$100,683	29.3
Oil:
Sales Volume (MMcfe) (a)	395	327	20.8	699	695	0.6
Sales Volume (Mbbls)	66	54	22.2	116	116	–
Net Price ($/Bbl)	$89.75	$83.95	6.9	$86.85	$82.55	5.2
Net Oil Revenue	$5,903	$4,575	29.0	$10,117	$9,561	5.8

Total Liquids Revenue	$63,937	$53,835	18.8	$140,265	$110,244	27.2

GAS
Sales Volume – Natural Gas (MMBtu)	101,788	87,226	16.7	199,839	161,880	23.4
Sales Volume – Ethane sold as natural gas (MMBtu)	8,234	6,962	18.3	15,165	13,379	13.3
Sales Volume (MMBtu)	110,022	94,188	16.8	215,004	175,259	22.7
NYMEX Price ($/MMBtu) (b)	$4.67	$4.09	14.2	$4.79	$3.74	28.1
Gas Revenue	$513,359	$385,417	33.2	$1,029,995	$655,843	57.0
Basis	(85,701)	(1,576)	5,337.9	(109,370)	(3,118)	3,407.7
Gross Gas Revenue (unhedged)	$427,658	$383,841	11.4	$920,625	$652,725	41.0
Sales Volume (MMcf)	101,788	87,226	16.7	199,839	161,880	23.4
Gas Price ($/Mcf) (unhedged)	$4.20	$4.40	(4.5)	$4.61	$4.03	14.4

Total Gross Gas & Liquids Revenue (unhedged)	$491,595	$437,676	12.3	$1,060,890	$762,969	39.0
Hedge impact	(14,838)	9,728	(252.5)	(67,101)	53,226	(226.1)
Total Gross Gas & Liquids Revenue	$476,757	$447,404	6.6	$993,789	$816,195	21.8
Total Sales Volume (MMcfe)	110,136	94,483	16.6	216,259	176,198	22.7
Average hedge adjusted price ($/Mcfe)	$4.33	$4.74	(8.6)	$4.60	$4.63	(0.6)

Midstream Revenue Deductions ($ / Mcfe)
Gathering to EQT Midstream	$(0.74)	$(0.81)	(8.6)	$(0.74)	$(0.84)	(11.9)
Transmission to EQT Midstream	(0.19)	(0.24)	(20.8)	(0.20)	(0.23)	(13.0)
Third-party gathering and transmission	(0.54)	(0.59)	(8.5)	(0.54)	(0.61)	(11.5)
Third-party gathering and transmission recoveries, net	0.20	0.25	(20.0)	0.66	0.32	106.3
Third-party processing	(0.14)	(0.11)	27.3	(0.13)	(0.11)	18.2
Total midstream revenue deductions	(1.41)	(1.50)	(6.0)	(0.95)	(1.47)	(35.4)
Average effective sales price to EQT Production	$2.92	$3.24	(9.9)	$3.65	$3.16	15.5

EQT Revenue ($ / Mcfe)
Revenues to EQT Midstream	$0.93	$1.05	(11.4)	$0.94	$1.07	(12.1)
Revenues to EQT Production	2.92	3.24	(9.9)	3.65	3.16	15.5
Average effective sales price to EQT Corporation	$3.85	$4.29	(10.3)	$4.59	$4.23	8.5

(a)

NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three and six months ended June 30, 2013 has been recast to reflect this conversion rate.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b)

The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $4.67 and $4.09 for the three months ended June 30, 2014 and 2013, respectively, and $4.80 and $3.71 for the six months ended June 30, 2014 and 2013, respectively).

Business Segment Results of Operations

The Company has reported the components of each segment’s operating income from continuing operations and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company’s management reviews and reports the EQT Production segment results for operating revenues and transportation and processing costs with transportation and processing costs reflected as a deduction from operating revenues as management believes this presentation provides a more useful view of net effective sales price and is consistent with industry practices. Third-party costs incurred to gather, process and transport gas produced by EQT Production to market sales points are reported as a component of transportation and processing costs in the consolidated results. Purchased gas costs at EQT Midstream include natural gas purchases, including natural gas purchases from affiliates, purchased gas cost adjustments and other gas supply expenses. These purchased gas costs are primarily with affiliates and are eliminated in consolidation. Consistent with the consolidated results, energy trading contracts recorded within storage, marketing and other are reported net within operating revenues, regardless of whether the contracts are physically or financially settled. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note D to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%	2014	2013	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	85,848	68,882	24.6	168,974	124,334	35.9
Horizontal Huron Play	7,859	8,743	(10.1)	14,978	18,156	(17.5)
CBM Play	2,592	3,116	(16.8)	5,506	6,232	(11.6)
Other	13,837	13,743	0.7	26,801	27,476	(2.5)
Total production sales volumes (b)	110,136	94,484	16.6	216,259	176,198	22.7

Average daily sales volumes (MMcfe/d)	1,210	1,038	16.6	1,195	973	22.8

Average effective sales price to EQT
Production ($/Mcfe)	$2.92	$3.24	(9.9)	$3.65	$3.16	15.5

Lease operating expenses (LOE), excluding
production taxes ($/Mcfe)	$0.14	$0.15	(6.7)	$0.14	$0.16	(12.5)
Production taxes ($/Mcfe)	$0.15	$0.14	7.1	$0.15	$0.14	7.1
Production depletion ($/Mcfe)	$1.21	$1.50	(19.3)	$1.21	$1.50	(19.3)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$133,661	$141,661	(5.6)	$262,218	$264,152	(0.7)
Other DD&A	2,590	2,412	7.4	5,272	4,830	9.2
Total DD&A (thousands)	$136,251	$144,073	(5.4)	$267,490	$268,982	(0.6)

Capital expenditures (thousands) (c)	$930,228	$394,391	135.9	$1,338,559	$637,566	109.9

FINANCIAL DATA (thousands)

Total net operating revenues	$322,100	$306,132	5.2	$789,845	$556,643	41.9

Operating expenses:
LOE, excluding production taxes	15,513	14,612	6.2	30,360	27,651	9.8
Production taxes	16,369	13,134	24.6	33,462	24,985	33.9
Exploration expense	7,439	6,138	21.2	8,851	9,868	(10.3)
SG&A	32,825	23,119	42.0	58,774	46,004	27.8
DD&A	136,251	144,073	(5.4)	267,490	268,982	(0.6)
Total operating expenses	208,397	201,076	3.6	398,937	377,490	5.7
Gain on sale / exchange of assets	30,986	–	100.0	30,986	–	100.0
Operating income	$144,689	$105,056	37.7	$421,894	$179,153	135.5

(a)	Includes Upper Devonian wells.

(b)

NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three and six months ended June 30, 2013 has been recast to reflect this conversion rate.

(c)

Includes $157.3 million of cash capital expenditures and $353.0 million of non-cash capital expenditures for the exchange of assets with Range during the three and six months ended June 30, 2014 and $112.5 million of capital expenditures for the purchase of acreage and Marcellus wells from Chesapeake Energy Corporation and its partners during the three and six months ended June 30, 2013.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

EQT Production’s operating income totaled $144.7 million for the three months ended June 30, 2014 compared to $105.1 million for the three months ended June 30, 2013.  The $39.6 million increase in operating income was primarily due to increased sales of produced natural gas and NGLs and a gain on the exchange of assets partially offset by a lower average effective sale price and an increase in operating expenses.

Total net operating revenues were $322.1 million for the three months ended June 30, 2014 compared to $306.1 million for the three months ended June 30, 2013.  The $16.0 million increase in operating revenues was primarily due to a 17% increase in production sales volumes partially offset by a 10% decrease in the average effective sales price to EQT Production. The increase in production sales volumes was the result of increased production from the 2012 and 2013 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

The $0.32 per Mcfe decrease in the average effective sales price to EQT Production was primarily due to lower Appalachian Basin basis partly offset by an increase in the average NYMEX natural gas price net of hedging impacts and lower per unit midstream charges related to EQT Midstream compared to the same period of 2013.

Total net operating revenues for the second quarter of 2014 included a $1.0 million gain for hedging ineffectiveness of financial hedges compared to a $7.5 million loss in the second quarter of 2013. The second quarter of 2014 also included $8.7 million of derivative losses for derivative instruments not designated as hedging instruments compared to $0.4 million of derivative gains for the same period of 2013.  The losses in the second quarter of 2014 primarily relate to changes in fair market value of basis swaps.

As discussed in Note K to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, the Company received acreage and producing wells in the Permian Basin of Texas in exchange for acreage, producing wells, the Company’s 50% ownership interest in a supporting gathering system in the Nora field of Virginia and cash of $157.3 million. In conjunction with this transaction, EQT Production recognized a pre-tax gain of $31.0 million in 2014, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income.  The $31.0 million pre-tax gain includes a $28.0 million pre-tax gain related to the de-designation of certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur. Any subsequent changes in fair value of these derivative instruments are recognized within the results of operations for EQT Production.

Operating expenses totaled $208.4 million for the three months ended June 30, 2014 compared to $201.1 million for the three months ended June 30, 2013. The increase in operating expenses was the result of increases in SG&A, production taxes, exploration expense and LOE partially offset by a decrease in DD&A.  SG&A expense increased in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of higher personnel costs of $3.2 million, including incentive compensation costs, and higher reserves for litigation and environmental remediation. The increase in production taxes was primarily due to a $2.3 million increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes.  Production taxes also increased in the second quarter of 2014 compared to the second quarter of 2013 due to a $1.3 million increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania. The increase in exploration expense was due to increased impairments of unproved lease acreage resulting from more lease expirations during the second quarter of 2014 compared to the second quarter of 2013. The increase in LOE was mainly due to increased Marcellus activity. The decrease in DD&A expense was the result of a lower overall depletion rate partially offset by higher produced volumes in the current year.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

EQT Production’s operating income totaled $421.9 million for the six months ended June 30, 2014 compared to $179.2 million for the six months ended June 30, 2013. The $242.7 million increase in operating income was primarily due to an increase in sales of produced natural gas and NGLs, a higher average effective sale price and a gain on the exchange of assets partially offset by an increase in operating expenses.

Total net operating revenues were $789.8 million for the six months ended June 30, 2014 compared to $556.6 million for the six months ended June 30, 2013.  The $233.2 million increase in operating revenues was primarily due to a 23% increase in production sales volumes and a 16% increase in the average effective sales price to EQT

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production. The increase in production sales volumes was the result of increased production from the 2012 and 2013 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

The $0.49 per Mcfe increase in the average effective sales price to EQT Production was the net result of an increase in the average NYMEX natural gas price net of hedging impacts combined with a $0.34 per Mcfe increase in third-party gathering and transmission recoveries from the utilization of existing and new third-party transportation capacity to reach higher priced markets, partly offset by lower Appalachian Basin basis compared to the first half of 2013. Third-party gathering and transmission recoveries, net represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing this capacity, differences in natural gas prices between the Appalachian Basin and fixed price sales contracts and other marketing activity, including capacity releases. For the six months ended June 30, 2014, EQT Production recognized higher recoveries compared to the same period in 2013 primarily by using its capacity to sell gas in higher priced markets, particularly in the first quarter of 2014 when the weather was unusually cold and market prices in the United States Northeast region were significantly higher than the Appalachian Basin prices. Much of these higher revenues resulted from sales off of the Company’s Texas Eastern Transmission (TETCO) and Tennessee Gas Pipeline capacity, including additional TETCO capacity which the Company acquired effective February 2014.  This new capacity of 245,000 MMBtu per day enables the Company to reach markets in eastern Pennsylvania.

Total net operating revenues for the six months ended June 30, 2014 included a $21.3 million loss for hedging ineffectiveness of financial hedges compared to an $8.0 million loss for ineffectiveness of financial hedges in the six months ended June 30, 2013. This ineffectiveness was caused by the change in Appalachian basis since inception of the hedges. The six months ended June 30, 2014 also included $13.9 million of derivative losses for derivative instruments not designated as hedging instruments compared to $0.7 million of derivative gains for the same period of 2013.  The losses for the six months ended June 30, 2014 primarily relate to unfavorable settlements and changes in fair market value of basis swaps.

Operating expenses totaled $398.9 million for the six months ended June 30, 2014 compared to $377.5 million for the six months ended June 30, 2013.  The increase in operating expenses was the result of increases in SG&A, production taxes, and LOE partially offset by decreases in exploration expense and DD&A. SG&A expense increased in the first half of 2014 compared to the first half of 2013, primarily as a result of higher personnel costs of $6.8 million, including incentive compensation costs, a higher reserve for litigation and a higher allowance for doubtful accounts of $1.5 million, partially offset by lower environmental reserves for remediation.  Production taxes increased primarily due to a $6.0 million increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes.  Production taxes also increased due to a $2.5 million increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania. The increase in LOE was mainly due to increased Marcellus activity. The decrease in exploration expense was due to decreased impairments of unproved lease acreage of $1.7 million resulting from fewer lease expirations during the first half of 2014 compared to the first half of 2013. DD&A expense decreased as a result of a lower overall depletion rate partially offset by higher produced volumes in the current year.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	%	2014	2013	%
OPERATIONAL DATA

Gathered volumes (BBtu)	135,794	116,132	16.9	261,958	217,363	20.5
Average gathering fee ($/MMBtu)	$0.67	$0.75	(10.7)	$0.69	$0.78	(11.5)
Gathering and compression expense ($/MMBtu)	$0.16	$0.17	(5.9)	$0.16	$0.18	(11.1)
Transmission pipeline throughput (BBtu)	152,519	104,846	45.5	296,881	185,817	59.8

Net operating revenues (thousands):
Gathering	$91,204	$86,992	4.8	$180,580	$168,806	7.0
Transmission	51,520	38,836	32.7	103,629	76,143	36.1
Storage, marketing and other	9,620	5,502	74.8	16,840	15,261	10.3
Total net operating revenues	$152,344	$131,330	16.0	$301,049	$260,210	15.7

Capital expenditures (thousands)	$110,913	$89,060	24.5	$194,126	$138,204	40.5

FINANCIAL DATA (thousands)

Total operating revenues	$162,345	$150,366	8.0	$328,571	$297,054	10.6
Purchased gas costs	10,001	19,036	(47.5)	27,522	36,844	(25.3)
Total net operating revenues	152,344	131,330	16.0	301,049	260,210	15.7

Operating expenses:
Operating and maintenance (O&M)	27,444	23,936	14.7	52,598	46,609	12.8
SG&A	22,006	16,696	31.8	41,479	30,470	36.1
DD&A	21,130	18,452	14.5	42,139	36,671	14.9
Total operating expenses	70,580	59,084	19.5	136,216	113,750	19.8
Gain on sale / exchange of assets (a)	6,763	–	100.0	6,763	–	100.0
Operating income	$88,527	$72,246	22.5	$171,596	$146,460	17.2

(a)         As discussed in Note K to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, the Company received acreage and producing wells in the Permian Basin of Texas in exchange for acreage, producing wells, the Company’s 50% ownership interest in a supporting gathering system in the Nora field of Virginia and cash of $157.3 million. In conjunction with this transaction, EQT Midstream recognized a pre-tax gain of $6.8 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

EQT Midstream’s operating income totaled $88.5 million for the three months ended June 30, 2014 compared to $72.2 million for the three months ended June 30, 2013. The increase in operating income was primarily the result of increased transmission and gathering net operating revenues, a gain on the sale / exchange of assets and increased storage, marketing and other net operating revenues partly offset by increased operating expenses.

Gathering net operating revenues increased due to a 17% increase in gathered volumes, partially offset by an 11% decrease in the average gathering fee.  The gathered volume increase was driven by higher volumes gathered for EQT Production in the Marcellus play.  The average gathering fee decreased due to the mix of gathered volumes as Marcellus volumes increased at a lower average fee while Huron and other volumes, which have a higher gathering fee, decreased.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transmission net operating revenues increased by $12.7 million as a result of higher third party and affiliate firm transmission contracted capacity of $11.9 million, including $2.5 million related to the Allegheny Valley Connector (AVC) facilities, and higher interruptible transmission service. The AVC facilities were acquired in the Equitable Gas Transaction (as defined and described in Note B to the Company’s Condensed Consolidated Financial Statements). The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Storage, marketing and other net operating revenues increased from the prior year primarily as a result of the storage revenues on the AVC facilities.

Operating expenses totaled $70.6 million for the three months ended June 30, 2014 compared to $59.1 million for the three months ended June 30, 2013. O&M expense increased $3.5 million as a result of higher personnel costs of $1.5 million and higher compressor operating expenses of $1.4 million related to the increase in Marcellus activity. SG&A expense increased $5.3 million, primarily due to higher personnel costs of $3.5 million including incentive compensation costs, $0.7 million of increased allocated expenses from affiliates, increased professional services of $0.4 million and increased franchise taxes of $0.4 million. DD&A increased $2.7 million as a result of additional assets placed in-service, including the AVC.

Total operating revenues increased $12.0 million primarily as a result of increased transmission revenues and increased gathered volumes partially offset by reduced total operating revenues for storage, marketing and other. Purchased gas costs decreased $9.0 million primarily as a result of reduced commercial activity.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

EQT Midstream’s operating income totaled $171.6 million for the six months ended June 30, 2014 compared to $146.5 million for the six months ended June 30, 2013. The increase in operating income was primarily the result of increased transmission and gathering net operating revenues and a gain on the sale / exchange of assets partly offset by increased operating expenses.

Gathering net operating revenues increased due to a 21% increase in gathered volumes, partially offset by a 12% decrease in the average gathering fee.  The gathered volume increase was driven by higher volumes gathered for EQT Production in the Marcellus play.  The average gathering fee decreased due to the mix of gathered volumes as Marcellus volumes increased at a lower average fee while Huron and other volumes, which have a higher gathering fee, decreased.

Transmission net operating revenues increased by $27.5 million as a result of higher third party and affiliate firm transmission contracted capacity of $26.7 million, including $7.7 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Storage, marketing and other net operating revenues increased from the prior year primarily due to increased storage revenues on the AVC, which was acquired in the Equitable Gas Transaction, partially offset by lower revenues on NGLs marketed for non-affiliated producers and reduced marketing revenues a result of the sale of certain energy marketing contracts on December 31, 2013.

Operating expenses totaled $136.2 million for the six months ended June 30, 2014 compared to $113.8 million for the six months ended June 30, 2013. O&M expense increased $6.0 million as a result of $3.6 million of higher compressor operating expenses related to an increase in Marcellus activity and additional compressors on the AVC and higher personnel costs of $2.6 million. SG&A expense increased $11.0 million primarily due to higher personnel costs of $6.4 million, including incentive compensation costs and increased allocated expenses from affiliates of $1.5 million. DD&A increased $5.5 million as a result of additional assets placed in-service, including the AVC.

Total operating revenues increased $31.5 million primarily as a result of increased transmission revenues and increased gathered volumes offset by reduced total operating revenues for storage, marketing and other. Purchased gas costs decreased $9.3 million primarily as a result of reduced commercial activity.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas, NGL and oil reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling.  The market price for natural gas can be volatile and these fluctuations can impact the Company’s revenues, earnings and liquidity.  Due to the increased supply of natural gas in the Appalachian Basin, price differential at regional sales points in the basin have been negative relative to Henry Hub since mid-2013. While the Company is unable to predict future movements in the market price for natural gas, the Company expects this trend in Appalachian basis to continue.

On July 24, 2014, the Partnership announced that it will construct and own the Ohio Valley Connector (OVC) pipeline, which will be regulated by the Federal Energy Regulatory Commission (FERC). OVC will connect the Partnership’s transmission and storage system in northern West Virginia to Clarington, Ohio. At Clarington, OVC will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In addition to providing Marcellus producers access to pipelines serving Midwest and Gulf Coast markets, OVC will provide Utica producers, located along the route, direct access to the Partnership’s extensive transmission system and is expected to be in-service by mid-year 2016. Subject to FERC approval, the 36 mile pipeline extension will provide approximately 1.0 Bcf per day of transmission capacity and is estimated to cost $300 million.  The Partnership has entered into a 20-year precedent agreement with EQT for a total of 650 MMcf per day of firm transmission capacity on OVC.

On July 10, 2014, EQT completed a non-binding open season for the proposed FERC regulated Mountain Valley Pipeline project. The open season resulted in significant interest from many potential shippers. EQT is working toward binding precedent agreements with shippers and expects to have an update on the project within the next several months.   EQT currently expects the 330-mile project, which is subject to Board and FERC approval, to extend from the Partnership’s transmission and storage system in West Virginia to southern Virginia, to provide approximately two billion cubic feet per day of firm transmission capacity and to be in-service by the end of 2018.  The pipeline is expected to be constructed and owned by a joint venture between EQT or the Partnership and NextEra Energy, Inc.

Total capital investment, excluding acquisitions, is expected to be approximately $2.4 billion in 2014. Capital investment for well development (primarily drilling) in 2014 is expected to be approximately $1.8 billion to support the drilling of approximately 361 gross wells, including 201 Marcellus wells, 120 Huron wells, 36 Upper Devonian wells and 4 Permian Basin wells. The Company will complete and evaluate 5 Utica wells drilled in 2013, but has decided to delay further drilling on its Ohio Utica acreage until after this year. Estimated sales volumes are expected to be 465 — 480 Bcfe for an anticipated production sales volume growth of approximately 25% in 2014, while NGL volumes are expected to be 6,500 — 6,600 Mbbls. To support continued growth in production, the Company plans to invest approximately $0.6 billion on midstream infrastructure in 2014, and expects to add approximately 440 MMcf per day of incremental gathering capacity and approximately 750 MMcf per day of transmission capacity.  The 2014 capital spending plan is expected to be funded by cash on hand, cash flow generated from operations and proceeds from equity and debt issuances by the Partnership.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically accelerates the monetization of its asset base and prudently pursues investment opportunities, all while maintaining a strong balance sheet with solid cash flow.  While the tactics continue to evolve based on market conditions, the Company is considering arrangements, including asset sales and joint ventures, to monetize the value of certain mature assets for re-deployment into its highest value development opportunities.  In addition, EQT is evaluating options to realize the value of its general partner stake in the Partnership. The Company expects to decide its course of action by the end of 2014.

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the six months ended June 30, 2014 were proceeds from the underwritten public offering of the Partnership’s common units, borrowings under the Partnership’s revolving credit facility and cash flows from operating activities, while the primary use of cash was for capital expenditures.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities

Net cash flows provided by operating activities totaled $794.6 million for the six months ended June 30, 2014 compared to $597.0 million for the six months ended June 30, 2013.  The $197.6 million increase in operating activities was primarily the result of a 23% increase in natural gas and NGL volumes sold, a 9% higher average effective sales price to EQT and increases in contracted transmission capacity and gathered volumes, partially offset by higher income tax payments and higher operating expenses.

Investing Activities

Net cash flows used in investing activities totaled $1,516.3 million for the first half of 2014 compared to $793.2 million for the first half of 2013. The $723.1 million increase was attributable to an increase of $387.9 million in cash capital expenditures, including cash paid as part of the asset exchange with Range, and an increase in restricted cash of $342.7 million in the first half of 2014 compared to 2013. During 2014, the Company placed $500.0 million of the proceeds received from the Partnership’s underwritten public offering in connection with the Jupiter Transaction into restricted cash for the use of the funds in a potential like-kind exchange for certain identified assets within a statutory time period. The Company used $157.3 million of the restricted cash in connection with the exchange of assets with Range, as discussed in Note K to the Company’s Condensed Consolidated Financial Statements.

Capital expenditures for EQT Production totaled $1,338.6 million for the six months ended June 30, 2014 compared to $637.6 million for the six months ended June 30, 2013. The $701.0 million increase in capital expenditures was primarily the result of an increase in property acquisitions and well development. Property acquisitions included $510.3 million of properties acquired as part of the asset exchange with Range, of which $353.0 million were non-cash capital expenditures. The increase in well development was driven by an increase in completed frac stages, an increase in wells spud and higher spending in the Huron play. The Company spud 153 gross wells in the first half of 2014, including 116 horizontal Marcellus and Upper Devonian wells, 36 horizontal Huron wells and 1 horizontal Permian Basin well. The Company spud 90 gross wells in the first half of 2013, including 88 horizontal Marcellus and Upper Devonian wells and 2 horizontal Utica wells.

Capital expenditures for EQT Midstream totaled $194.1 million for the first six months of 2014 compared to $138.2 million for the first six months of 2013.  The $55.9 million increase was primarily due to an increase in expenditures relating to gathering compression projects and land acquisitions.

Financing Activities

Cash flows provided by financing activities totaled $1,150.3 million for the six months ended June 30, 2014 compared to cash flows provided by financing activities of $30.8 million for the six months ended June 30, 2013, an increase of $1,119.5 million between periods. The Company received net proceeds of $902.5 million from the Partnership’s underwritten public offering of common units, received net proceeds from short-term loans of $330 million, paid distributions to noncontrolling interests of $25.7 million and used $32.4 million to repurchase and retire shares of the Company’s common stock during the six months ended June 30, 2014. The Company also paid $48.8 million for income tax withholdings related to the vesting of equity awards. As a part of a net settlement option, employees are able to elect to surrender a certain number of shares and in exchange, the Company assumes the income tax withholding obligations related to the vesting. The Company received net proceeds from short-term loans of $55.0 million, repaid maturing long-term debt of $20.2 million and paid distributions to noncontrolling interests of $10.4 million during the six months ended June 30, 2013.

On April 30, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time.  During the second quarter of 2014, the Company repurchased and retired 300,000 shares of common stock for $32.4 million under the authorization.

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at June 30, 2014.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Services	BBB	Stable
Fitch Ratings	BBB-	Stable

The Company’s credit ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the Company’s ratings, particularly below investment grade, the Company’s access to the capital markets may be limited, borrowing costs and margin deposits on derivative contracts would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The required margin on derivative instruments is also subject to significant change as a result of factors other than credit rating, such as natural gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of June 30, 2014, the Company was in compliance with all debt provisions and covenants.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Partnership obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of June 30, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

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

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of July 23, 2014, the approximate volumes and prices of the Company’s total hedge position through December 2016 were:

	2014 (b)	2015	2016 (c)
NYMEX swaps and fixed price sales
Total Volume (Bcf)	114	138	64
Average Price per Mcf (a)	$4.36	$4.33	$4.45

Collars
Total Volume (Bcf)	12	23	–
Average Floor Price per Mcf (NYMEX) (a)	$5.05	$5.03	$–
Average Cap Price per Mcf (NYMEX) (a)	$8.85	$8.97	$–

(a)         The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

(b)         July through December

(c)          For 2016, the Company also has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf.

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

During 2014, the Company increased its contractual commitments by entering into additional third-party pipeline capacity through its wholly-owned gas marketing subsidiary, EQT Energy, LLC (EQT Energy).  The most significant additions include additional TETCO capacity of 245,000 dth per day that enables the Company to reach markets in eastern Pennsylvania.  This capacity has a term of approximately seven years.  In addition, EQT Energy executed a binding precedent agreement with Rockies Express Pipeline, LLC for 300,000 dth per day of pipeline capacity from Clarington, Ohio to various delivery points in the Midwest. This binding precedent agreement has a 20-year term, and the capacity is expected to be operational beginning in the second half of 2015.

Dividend

On July 9, 2014, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable September 1, 2014, to the Company’s shareholders of record at the close of business on August 15, 2014.

On July 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s common and subordinated unitholders of $0.52 per unit for the second quarter of 2014, together with the corresponding distribution to the general partner of $0.7 million related to its 2% general partner interest and $1.9 million related to its incentive distribution rights. The cash distribution is payable on August 14, 2014, to unitholders of record at the close of business on August 5, 2014, and to the general partner.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and six month periods ended

EQT Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2014.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production and the storage, marketing and other activities at EQT Midstream.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note E to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  The Company uses derivative commodity instruments that are placed primarily with financial institutions, and the creditworthiness of these institutions is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge natural gas inventory, to hedge basis and to hedge exposure to fluctuations in interest rates.  The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Corporate Risk Committee and reviewed by the Audit Committee of the Board of Directors.

Commodity Price Risk

For the derivative commodity instruments used to hedge the Company’s forecasted production, most of which is hedged at NYMEX natural gas prices, the Company sets policy limits relative to the expected production and sales levels which are exposed to price risk.  For the derivative commodity instruments used to hedge forecasted natural gas purchases and sales which are exposed to price risk and to hedge natural gas inventory which is exposed to changes in fair value, the Company sets limits related to acceptable exposure levels. The Company does not enter into natural gas derivative commodity instruments for trading purposes.

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

With respect to the derivative commodity instruments held by the Company as of June 30, 2014 and December 31, 2013, the Company hedged portions of expected equity production, portions of forecasted purchases and sales, portions of natural gas inventory and portions of its basis exposure by utilizing futures contracts, swap agreements and collar agreements covering approximately 296 Bcf and 388 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2014 and December 31, 2013 levels would increase the fair value of natural gas derivative instruments by approximately $128.1 million and $151.7 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2014 and December 31, 2013 levels would decrease the fair value of natural gas derivative instruments by approximately $128.3 million and $151.6 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note E to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2014 and December 31, 2013. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Approximately 53%, or $66.3 million, of the Company’s OTC derivative contracts at June 30, 2014 had a positive fair value. Approximately 79%, or $107.4 million, of the Company’s OTC derivative contracts at December 31, 2013 had a positive fair value.

As of June 30, 2014, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires on February 18, 2019.  The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of June 30, 2014, the Company had no loans or letters of credit outstanding under the facility.  No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

The Partnership has a $750 million revolving credit facility that matures on February 18, 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of June 30, 2014, the Partnership had $330 million of loans outstanding and no letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry. The Company is not a guarantor of the Partnership’s obligations under the credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

In June and August 2012, the Company received three Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (the PADEP).  The NOVs alleged violations of the Pennsylvania Oil and Gas Act and Clean Streams Law in connection with the unintentional release in May 2012, by a Company vendor, of water from an impaired water pit at a Company well location in Tioga County, Pennsylvania.  Since confirming the release, the Company has cooperated with the PADEP in remediating the affected areas.

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty (CACP) from the PADEP and the Pennsylvania Fish and Boat Commission (the PFBC).  Under the CACP, the PADEP proposed a civil penalty related to the NOVs and the PFBC proposed a civil penalty related to possible violations of the Pennsylvania Fish and Boat Code.  The Company is in continuing settlement discussions with the PADEP and the PFBC. While the Company expects the CACP to result in civil penalties that exceed $100,000, the Company expects the resolution of these matters, individually or in the aggregate, will not have a material impact on the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

While cyber security threats are embedded in a number of the Company’s risk factors discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in light of externalities, including the increase in cyber crime and cyber terrorism, the Company determined to add a standalone risk factor relating to cyber incidents:

Cyber incidents may adversely impact our operations.

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our production and midstream businesses, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third party liability.  Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Information regarding additional risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2014:

			Total number
Period	Total number of shares purchased	Average price paid per share	of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)

April 2014 (April 1 – April 30)	–	–	–	–

May 2014 (May 1 – May 31) (a)	747	$102.56	–	–

June 2014 (June 1 – June 30)	300,000	107.89	300,000	700,000

Total	300,747	$107.88	300,000	700,000

(a)                                 Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)                                 On April 30, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time.

Item 6.  Exhibits

10.01	2014 Long-Term Incentive Plan

10.02	2006 Payroll Deduction and Contribution Program (as amended and restated November 20, 2013)

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 24, 2014

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

10.01	2014 Long-Term Incentive Plan	Filed as Exhibit 10.1 to Form 8-K filed on May 1, 2014

10.02	2006 Payroll Deduction and Contribution Program (as amended and restated November 20, 2013)	Filed herewith as Exhibit 10.02

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101