Form 10-Q
period 2014-09-30
EQT Corp
filed 2014-10-23
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of September 30, 2014, 151,506 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands, except per share amounts)
Operating revenues	$578,723	$479,606	$1,766,516	$1,368,582
Operating expenses:
Transportation and processing	49,121	35,664	146,019	108,261
Operation and maintenance	27,944	25,902	80,752	73,202
Production	33,840	28,076	97,662	80,712
Exploration	3,606	5,256	12,477	15,124
Selling, general and administrative	57,131	48,171	169,382	142,778
Depreciation, depletion and amortization	175,578	169,473	484,908	474,982
Total operating expenses	347,220	312,542	991,200	895,059

Gain on sale / exchange of assets	—	—	37,749	—
Operating income	231,503	167,064	813,065	473,523
Other income	1,004	2,310	6,134	6,632
Interest expense	35,717	35,554	99,558	110,690
Income before income taxes	196,790	133,820	719,641	369,465
Income taxes	64,496	33,501	239,920	106,347
Income from continuing operations	132,294	100,319	479,721	263,118
Income from discontinued operations, net of tax	—	2,291	1,772	42,891
Net income	132,294	102,610	481,493	306,009
Less: Net income attributable to noncontrolling interests	33,739	14,354	79,824	30,642
Net income attributable to EQT Corporation	$98,555	$88,256	$401,669	$275,367

Amounts attributable to EQT Corporation:
Income from continuing operations	$98,555	$85,965	$399,897	$232,476
Income from discontinued operations	—	2,291	1,772	42,891
Net income	$98,555	$88,256	$401,669	$275,367

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	151,557	150,679	151,533	150,509
Income from continuing operations	$0.65	$0.57	$2.64	$1.54
Income from discontinued operations	—	0.02	0.01	0.29
Net income	$0.65	$0.59	$2.65	$1.83
Diluted:
Weighted average common stock outstanding	152,330	151,663	152,468	151,365
Income from continuing operations	$0.65	$0.57	$2.62	$1.54
Income from discontinued operations	—	0.01	0.01	0.28
Net income	$0.65	$0.58	$2.63	$1.82
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Net income	$132,294	$102,610	$481,493	$306,009

Other comprehensive income (loss), net of tax:
Net change in cash flow hedges:
Natural gas, net of tax expense (benefit) of $11,844, $(5,448), $(16,036) and $(15,595)	17,820	(8,287)	(23,418)	(23,782)
Interest rate, net of tax expense of $25, $25, $75 and $75	36	36	108	108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $113, $307, $340 and $920	175	433	527	1,302
Other comprehensive income (loss)	18,031	(7,818)	(22,783)	(22,372)
Comprehensive income	150,325	94,792	458,710	283,637
Less: Comprehensive income attributable to noncontrolling interests	33,739	14,354	79,824	30,642
Comprehensive income attributable to EQT Corporation	$116,586	$80,438	$378,886	$252,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(Thousands)
Net income	$481,493	$306,009
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	102,301	14,869
Depreciation, depletion and amortization	484,908	493,341
Gain on sale / exchange of assets	(37,749)	—
Gain on dispositions	(3,598)	—
Provision for losses on accounts receivable	1,753	986
Other income	(6,134)	(6,846)
Stock-based compensation expense	33,072	37,108
(Gain) loss recognized in operating revenues for hedging ineffectiveness	(13,075)	4,518
Loss (gain) on derivatives not designated as hedges	16,058	(307)
Cash settlements on derivatives not designated as hedges	(9,232)	(233)
Lease impairment	8,729	12,132
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	9,463	9,000
Excess tax benefits on stock-based compensation	(28,592)	—
Accounts receivable and unbilled revenues	34,419	37,826
Inventory	7,438	13,014
Prepaid expenses and other	10,930	12,473
Accounts payable	(15,201)	1,078
Accrued interest	30,860	27,030
Other items, net	34,102	6,110
Net cash provided by operating activities	1,141,945	968,108
Cash flows from investing activities:
Capital expenditures from continuing operations	(1,606,307)	(1,195,769)
Capital expenditures for acquisitions	(163,251)	—
Capital expenditures from discontinued operations	—	(24,873)
Restricted cash, net	(338,561)	—
Proceeds from sale of assets	7,444	—
Net cash used in investing activities	(2,100,675)	(1,220,642)
Cash flows from financing activities:
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	902,467	529,442
Proceeds from the issuance of EQT Midstream Partners, LP debt	500,000	—
Increase in short-term loans	450,000	178,500
Decrease in short-term loans	(450,000)	(178,500)
Dividends paid	(13,653)	(13,565)
Distributions to noncontrolling interests	(46,155)	(21,160)
Repayments and retirements of long-term debt	(6,162)	(23,204)
Proceeds and tax benefits from exercises under equity compensation plans	42,181	22,863
Cash paid for taxes related to net settlement of share-based incentive awards	(49,013)	—
Debt issuance costs and revolving credit facility origination fees	(12,690)	—
Repurchase and retirement of common stock	(32,368)	—
Net cash provided by financing activities	1,284,607	494,376
Net change in cash and cash equivalents	325,877	241,842
Cash and cash equivalents at beginning of period	845,641	182,055
Cash and cash equivalents at end of period	$1,171,518	$423,897
Cash paid during the period for:
Interest, net of amount capitalized	$68,698	$83,660
Income taxes, net	$127,858	$76,669
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,171,518	$845,641
Restricted cash	338,561	—
Accounts receivable (less accumulated provision for doubtful accounts: $6,977 at September 30, 2014 and $5,171 at December 31, 2013)	199,609	235,781
Derivative instruments, at fair value	101,542	107,647
Prepaid expenses and other	47,988	66,356
Total current assets	1,859,218	1,255,425

Equity in nonconsolidated investments	—	128,983

Property, plant and equipment	13,001,089	11,062,136
Less: accumulated depreciation and depletion	3,174,022	2,728,374
Net property, plant and equipment	9,827,067	8,333,762

Other assets	77,367	73,883
Total assets	$11,763,652	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$11,011	$11,162
Accounts payable	370,314	330,329
Other current liabilities	235,470	181,919
Total current liabilities	616,795	523,410

Long-term debt	2,983,252	2,490,354
Deferred income taxes	1,713,824	1,655,765
Other liabilities and credits	274,531	258,396
Total liabilities	5,588,402	4,927,925

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,384 at September 30, 2014 and 175,684 at December 31, 2013	1,880,849	1,869,843
Treasury stock, shares at cost: 23,878 at September 30, 2014 and 24,800 at December 31, 2013	(431,067)	(447,738)
Retained earnings	2,936,387	2,567,980
Accumulated other comprehensive income	21,920	44,703
Total common stockholders’ equity	4,408,089	4,034,788
Noncontrolling interests in consolidated subsidiaries	1,767,161	829,340
Total equity	6,175,250	4,864,128
Total liabilities and equity	$11,763,652	$9,792,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2013	150,109	$1,308,771	$2,195,502	$99,547	$284,982	$3,888,802
Net income			275,367		30,642	306,009
Other comprehensive loss				(22,372)		(22,372)
Dividends ($0.09 per share)			(13,565)			(13,565)
Stock-based compensation plans, net	607	69,497			311	69,808
Distributions to noncontrolling interests ($1.12 per common unit)					(21,160)	(21,160)
Issuance of common units of EQT Midstream Partners, LP					529,442	529,442
Deferred taxes related to public offering of common units of EQT Midstream Partners, LP		(1,641)				(1,641)
Balance, September 30, 2013	150,716	$1,376,627	$2,457,304	$77,175	$824,217	$4,735,323

Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Net income			401,669		79,824	481,493
Other comprehensive loss				(22,783)		(22,783)
Dividends ($0.09 per share)			(13,653)			(13,653)
Stock-based compensation plans, net	922	40,436			1,685	42,121
Distributions to noncontrolling interests ($1.47 per common unit)					(46,155)	(46,155)
Issuance of common units of EQT Midstream Partners, LP					902,467	902,467
Repurchase and retirement of common stock	(300)	(12,759)	(19,609)			(32,368)
Balance, September 30, 2014	151,506	$1,449,782	$2,936,387	$21,920	$1,767,161	$6,175,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2
A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2014 and December 31, 2013, the results of its operations for the three and nine month periods ended September 30, 2014 and 2013 and its cash flows for the nine month periods ended September 30, 2014 and 2013.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Certain previously reported amounts have been reclassified to conform to the current year presentation. The impact of these reclassifications were not material to any of the previously issued financial statements. Additionally, financial statements and notes to the financial statements previously reported in prior periods have been recast to reflect the presentation of discontinued operations as a result of the Equitable Gas Transaction (refer to Note B for additional information regarding discontinued operations).

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

During the second quarter of 2014, the Company received additional cash proceeds of $7.4 million as a result of post-closing purchase price adjustments for the Equitable Gas Transaction. The Company recognized an additional gain of $3.6 million for the nine months ended September 30, 2014, included in income from discontinued operations, net of tax, in the Statements of Consolidated Income. As consideration for the Equitable Gas Transaction, the Company received total cash proceeds of $748.0 million, select midstream assets (including the Allegheny Valley Connector) with a fair value of $140.3 million and other contractual assets with a fair value of $32.5 million.

The following table summarizes the components of discontinued operations activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Operating revenues	$—	$36,348	$—	$246,967

Income from discontinued operations before income taxes	—	3,579	3,077	67,169
Income tax expense	—	1,288	1,305	24,278
Income from discontinued operations, net of tax	$—	$2,291	$1,772	$42,891

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

On May 7, 2014, a wholly-owned subsidiary of the Company contributed the Jupiter gathering system to EQM Gathering Opco, LLC (EQM Gathering), a wholly-owned subsidiary of the Partnership, in exchange for $1.18 billion (the Jupiter Transaction). EQM Gathering is consolidated by the Company as it is still controlled by the Company.

On May 7, 2014, the Partnership completed an underwritten public offering of 12,362,500 common units, which included the full exercise of the underwriters’ overallotment option, representing Partnership limited partner interests. The Partnership received net proceeds of approximately $902.5 million from the offering, after deducting the underwriters’ discount and offering expenses of approximately $34 million. As of September 30, 2014, the Company held a 2% general partner interest, all incentive distribution rights and a 34.4% limited partner interest in the Partnership. The Company’s limited partner interest in the Partnership consists of 3,959,952 common units and 17,339,718 subordinated units.

While the Company did not record a gain for accounting purposes as a result of the Jupiter Transaction, the Company recognized a taxable gain for federal income tax purposes of approximately $569.3 million in 2014. In conjunction with the Jupiter Transaction, $500.0 million of the proceeds received were placed into a qualified trust account pursuant to a deferred exchange agreement, that allows for the use of the funds in a potential like-kind exchange for certain identified assets. The Company has utilized $161.5 million of these funds primarily in connection with the exchange of certain assets with Range Resources Corporation (see Note K for a description of the Range Transaction) during the nine months ended September 30, 2014.

During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due 2024 (4.00% Senior Notes) in the aggregate principal amount of $500.0 million. Net proceeds of the offering of $492.4 million, after deducting a discount of $2.9 million and debt issuance costs of $4.7 million, were used to repay all of the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes. The payment obligations under the 4.00% Senior Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Partnership’s existing and future subsidiaries that guarantees the Partnership’s credit facility (other than EQT Midstream Finance Corporation). The 4.00% Senior Notes contain covenants that limit the Partnership’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Partnership’s assets.

During the third quarter of 2013, the Partnership and Equitrans, L.P. (Equitrans) entered into an Agreement and Plan of Merger with EQT and Sunrise Pipeline, LLC (the Sunrise Transaction), a wholly-owned subsidiary of EQT and the owner of the Sunrise Pipeline, pursuant to which Sunrise Pipeline, LLC merged into Equitrans, in exchange for a $507.5 million cash payment, 479,184 common units of the Partnership and 267,942 general partner units of the Partnership.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Revenues from external customers:
EQT Production	$363,126	$304,231	$1,152,971	$860,874
EQT Midstream	173,856	155,677	502,427	452,731
Third-party transportation and processing costs (a)	48,561	34,316	144,622	104,884
Less intersegment revenues, net (b)	(6,820)	(14,618)	(33,504)	(49,907)
Total	$578,723	$479,606	$1,766,516	$1,368,582

Operating income:
EQT Production (c)	$140,036	$97,600	$561,930	$276,753
EQT Midstream (c)	93,600	78,533	265,196	224,993
Unallocated expenses (d)	(2,133)	(9,069)	(14,061)	(28,223)
Total operating income	$231,503	$167,064	$813,065	$473,523

Reconciliation of operating income to income from continuing operations:

Other income	$1,004	$2,310	$6,134	$6,632
Interest expense	35,717	35,554	99,558	110,690
Income taxes	64,496	33,501	239,920	106,347
Income from continuing operations	$132,294	$100,319	$479,721	$263,118

	As of September 30, 2014	As of December 31, 2013
	(Thousands)
Segment assets:
EQT Production	$7,549,424	$6,359,065
EQT Midstream	2,609,926	2,514,429
Total operating segments	10,159,350	8,873,494
Headquarters assets, including cash and short-term investments	1,604,302	918,559
Total assets	$11,763,652	$9,792,053

(a)	This amount reflects the reclassification of third-party transportation and processing costs from operating revenues to transportation and processing costs at the consolidated level.

(b)
Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream. The Company also had $8.9 million and $28.9 million for the three and nine months ended September 30, 2013, respectively, of intercompany eliminations for transmission and storage services between EQT Midstream and the Company’s previously reported Distribution segment that were recast to discontinued operations as a result of the Equitable Gas Transaction. These recast adjustments had no impact on the Company’s net income for either of the three and nine month periods ended September 30, 2013.

(c)	Gains on sales / exchanges of assets of $31.0 million and $6.8 million are included in EQT Production and EQT Midstream operating income, respectively, for the nine months ended September 30, 2014.

(d)
Unallocated expenses consist primarily of incentive compensation expense, administrative costs and, for the three and nine months ended September 30, 2013, corporate overhead charges previously allocated to the Distribution segment that were reclassified to Headquarters as part of the recast of the 2013 financial information in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$154,031	$150,637	$421,521	$419,619
EQT Midstream	21,709	18,930	63,848	55,601
Other	(162)	(94)	(461)	(238)
Total	$175,578	$169,473	$484,908	$474,982

Expenditures for segment assets (e):
EQT Production (f)	$511,971	$332,370	$1,855,518	$977,394
EQT Midstream	136,589	111,593	333,813	254,205
Other	805	942	2,167	3,162
Total	$649,365	$444,905	$2,191,498	$1,234,761

(e)     Includes non-cash capital expenditures of $25.0 million and $28.4 million for the three months ended September 30, 2014 and 2013, respectively, and $68.8 million and $39.0 million for the nine months ended September 30, 2014 and 2013, respectively, for certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash capital expense accruals that have not yet been paid.
(f)      Expenditures for segment assets in the EQT Production segment include $37.2 million and $20.5 million for property acquisitions during the three months ended September 30, 2014 and 2013, respectively, and $646.9 million and $162.1 million for property acquisitions during the nine months ended September 30, 2014 and 2013, respectively. Included within the $646.9 million of property acquisitions during the nine months ended September 30, 2014 is $159.0 million of cash capital expenditures and $353.1 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (described in Note K).

E.                        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements, that are primarily placed with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company also uses exchange traded futures contracts that obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances. During the third quarter of 2014, the Company granted 50,000 dth per day of calendar year 2016 swaptions to counterparties in exchange for calendar year 2015 collars with premium pricing. Swaption contracts grant the counterparty the option to enter into a fixed price swap agreement with the Company at a future date. Each 2016 swaption and associated 2015 collar was executed contemporaneously with a single counterparty, and no cash was exchanged at the inception of the contracts.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These assets are reported in the Condensed Consolidated Balance Sheets as derivative instruments at fair value and the liabilities are reported within other current liabilities in the Condensed Consolidated Balance Sheets. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument has been designated and qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.  In conjunction with the exchange of assets with Range Resources Corporation (see Note K), the Company de-designated certain derivative instruments that were previously designated as cash flow hedges

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

because it was probable that the forecasted transactions would not occur, resulting in a pre-tax gain of $28.0 million recorded within gain on sale / exchange of assets in the Statements of Consolidated Income for the nine months ended September 30, 2014.  Any subsequent changes in fair value of these derivative instruments are recognized within operating revenues in the Statements of Consolidated Income each period.

For a derivative instrument designated and qualified as a fair value hedge, the change in fair value of the instrument was recognized as a portion of operating revenues in the Statements of Consolidated Income each period. In addition, the change in the fair value of the hedged item (natural gas inventory) was recognized as a portion of operating revenues in the Statements of Consolidated Income. The Company elected to exclude the spot/forward differential for the assessment of effectiveness of the fair value hedges.

Most of the derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production have been designated and qualify as cash flow hedges. Historically, some of the derivative commodity instruments used by the Company to hedge its exposure to adverse changes in the market price of natural gas stored in the ground were designated and qualified as fair value hedges. These fair value hedges were de-designated effective October 1, 2013. Basis swaps and the calendar 2016 swaptions and associated 2015 collars are not designated as hedges. Any hedging ineffectiveness and any change in fair value of derivative instruments that have not been designated as hedges are recognized in the Statements of Consolidated Income each period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commodity derivatives designated as cash flow hedges	(Thousands)
Amount of gain (loss) recognized in OCI (effective portion), net of tax	$23,160	$17,733	$(29,489)	$38,561
Amount of gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets due to forecasted transactions probable to not occur	—	—	16,735	—
Amount of gain (loss) reclassified from accumulated OCI into operating revenues (effective portion), net of tax	5,340	26,020	(22,806)	62,343
Amount of gain (loss) recognized in operating revenues (ineffective portion) (a)	34,348	3,436	13,075	(4,518)

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(108)	$(108)

Commodity derivatives designated as fair value hedges (b)
Amount of loss recognized in operating revenues for fair value commodity contracts	$—	$(502)	$—	$(1,341)
Fair value (loss) gain recognized in operating revenues for inventory designated as hedged item	—	(76)	—	386

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in operating revenues	$1,821	$(943)	$(16,058)	$307

(a)   No amounts have been excluded from effectiveness testing of cash flow hedges.
(b)   For the three months ended September 30, 2013, the net impact on operating revenues consisted of a $1.6 million loss due to the exclusion of the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $1.0 million gain due to changes in basis. For the nine months ended September 30, 2013, the net impact on operating revenues consisted of a $0.5 million gain due to the exclusion of the spot/forward differential from the assessment of effectiveness of the fair value hedges and a $1.5 million loss due to changes in basis.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of September 30, 2014	As of December 31, 2013
	(Thousands)
Asset derivatives
Commodity derivatives designated as hedging instruments	$61,332	$104,430
Commodity derivatives not designated as hedging instruments	40,210	3,217
Total asset derivatives	$101,542	$107,647

Liability derivatives
Commodity derivatives designated as hedging instruments	$9,146	$27,618
Commodity derivatives not designated as hedging instruments	19,662	2,033
Total liability derivatives (included in other current liabilities)	$28,808	$29,651

The net fair value of derivative commodity instruments changed during the first nine months of 2014 primarily as a result of decreased New York Mercantile Exchange (NYMEX) forward prices and settlements.  The absolute quantities of the Company’s derivative commodity instruments that have been designated and qualify as cash flow hedges totaled 353 Bcf and 398 Bcf as of September 30, 2014 and December 31, 2013, respectively, and are primarily related to natural gas swaps and collars. The open positions at September 30, 2014 and December 31, 2013 had maturities extending through December 2018 and December 2017, respectively.

The Company deferred net gains of $38.3 million and $61.7 million in accumulated OCI, net of tax, as of September 30, 2014 and December 31, 2013, respectively, associated with the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Assuming no change in price or new transactions, the Company estimates that approximately $23.7 million of net unrealized gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of September 30, 2014 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. The Company believes that NYMEX traded futures contracts have limited credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members. The Company’s OTC derivative instruments are primarily placed with financial institutions and thus are subject to events that would impact those companies individually as well as that industry as a whole.

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

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the counterparty requires the Company to remit funds to the counterparty as a margin deposit for the derivative liability which is in excess of the threshold amount.  The Company records these deposits as a current asset.  When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the financial institution acting as counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount. The Company records a current liability for such amounts received.  The Company had no such deposits in its Condensed Consolidated Balance Sheets as of September 30, 2014 or December 31, 2013.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions.  The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts.  The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets.  In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract.  The margin requirements are subject to change at the exchanges’ discretion.  The Company recorded current assets of $0.2 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of September 30, 2014 and December 31, 2013.

As of September 30, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$101,542	$(23,265)	$—	$78,277

Liability derivatives:
Derivative instruments, at fair value (included in other current liabilities)	$28,808	$(23,265)	$(204)	$5,339

As of December 31, 2013	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$107,647	$(20,843)	$—	$86,804

Liability derivatives:
Derivative instruments, at fair value (included in other current liabilities)	$29,651	$(20,843)	$(266)	$8,542

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of September 30, 2014, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $6.8 million, for which the Company had no collateral posted on September 30, 2014.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade to BB+ by S&P or Ba1 by Moody's on September 30, 2014, the Company would have been required to post $0.6 million of additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at September 30, 2014.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and liabilities in Level 2 primarily include the Company’s swap and collar agreements. As of December 31, 2013, the Company transferred $54.4 million of derivative instruments, primarily collars, from Level 3 into Level 2.

The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR-based discount rates and basis forward curves.  The Company’s collars and swaptions are valued using standard industry income approach option models. The Company's collars were historically classified in Level 3 because the volatility assumption in the option pricing model was not observable over the full duration of the collars.  Effective December 31, 2013, the volatility assumption in the option pricing model was, and at September 30, 2014 continued to be, observable for the duration of the term of the collars outstanding. This change did not have a significant impact on the fair value of the derivative instruments previously included in Level 3. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The Company uses NYMEX forward curves to value futures, commodity swaps, collars and swaptions. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$101,542	$17	$101,525	$—

Liabilities
Derivative instruments, at fair value (included in other current liabilities)	$28,808	$6	$28,802	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$107,647	$240	$107,407	$—

Liabilities
Derivative instruments, at fair value (included in other current liabilities)	$29,651	$315	$29,336	$—

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Fair value measurements using significant unobservable inputs (Level 3) Derivative instruments, at fair value, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Beginning of period	$—	$74,688	$—	$90,714
Total gains or losses:
Included in earnings	—	414	—	(341)
Included in OCI	—	2,067	—	3,459
Purchases	—	(79)	—	(7)
Settlements	—	(8,769)	—	(25,504)
Transfers in and/or out of Level 3	—	—	—	—
End of period	$—	$68,321	$—	$68,321

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

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 was approximately $3.3 billion and $2.8 billion, respectively.

For information on the fair value of certain assets acquired from the exchange of properties with Range Resources Corporation, see Note K.

G.                       Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  All of the Partnership’s earnings are included in the Company’s net income. However, the Company is not required to record income tax expense with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the Company’s effective tax rate.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the nine months ended September 30, 2014 was 33.3%, compared to 28.8% for the nine months ended September 30, 2013.  The increase in the effective income tax rate is primarily attributable to increased state tax expense in 2014 primarily due to higher natural gas prices and production sales volumes, a reduction in a state net operating loss valuation allowance related to bonus depreciation in 2013 and a reduction to tax reserves in 2013, partially offset by the increase in the Partnership earnings allocated to the noncontrolling limited partners resulting from the Partnership’s May 2014 underwritten public offering of common units.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended September 30, 2014.  The Company believes that it is appropriately reserved for uncertain tax positions.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

H.                       Revolving Credit Facilities

As of September 30, 2014 and December 31, 2013, the Company had no loans or letters of credit outstanding under its revolving credit facility. The Company did not have any short-term loans outstanding under its revolving credit facility at any time during the three and nine months ended September 30, 2014. The maximum amount of the Company’s outstanding short-term loans at any time was $140.5 million and $178.5 million during the three and nine months ended September 30, 2013, respectively. The average daily balance of short-term loans outstanding was approximately $21.5 million and $16.1 million during the three and nine months ended September 30, 2013, respectively, at weighted average interest rates of 1.61% and 1.65%, respectively.

As of September 30, 2014 and December 31, 2013, the Partnership had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans under the Partnership’s revolving credit facility at any time during the three and nine months ended September 30, 2014 was $330.0 million and $450.0 million, respectively. The average daily balance of short-term loans outstanding was approximately $132.7 million and $159.4 million during the three and nine months ended September 30, 2014, respectively, at weighted average annual interest rates of 1.66% and 1.67%, respectively. The Partnership had no short-term loans outstanding at any time during the three and nine months ended September 30, 2013.

The Company incurred commitment fees averaging approximately 6 basis points for the three months ended September 30, 2014 and 2013, and 17 basis points and 18 basis points for the nine months ended September 30, 2014 and 2013, respectively, to maintain credit availability under its revolving credit facility. The Partnership incurred commitment fees averaging approximately 6 basis points for the three months ended September 30, 2014 and 2013, and 18 and 19 basis points for the nine months ended September 30, 2014 and 2013, respectively, to maintain credit availability under its revolving credit facility.

I.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 772,873 and 984,388 for the three months ended September 30, 2014 and 2013, respectively, and 935,027 and 856,112 for the nine months ended September 30, 2014 and 2013, respectively.  There were no options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive for the three and nine months ended September 30, 2014 and 2013.  The impact of the Partnership’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

J.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended September 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2014	$20,461		$(1,060)		$(15,512)		$3,889
Gains recognized in accumulated OCI, net of tax	23,160	(a)	—		—		23,160
(Gains) losses reclassified from accumulated OCI, net of tax	(5,340)	(a)	36	(a)	175	(b)	(5,129)
Change in accumulated other comprehensive income, net of tax	17,820		36		175		18,031
Accumulated OCI (loss), net of tax, as of September 30, 2014	$38,281		$(1,024)		$(15,337)		$21,920

	Three Months Ended September 30, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2013	$122,693		$(1,204)		$(36,496)		$84,993
Gains recognized in accumulated OCI, net of tax	17,733	(a)	—		—		17,733
(Gains) losses reclassified from accumulated OCI, net of tax	(26,020)	(a)	36	(a)	433	(b)	(25,551)
Change in accumulated other comprehensive (loss) income, net of tax	(8,287)		36		433		(7,818)
Accumulated OCI (loss), net of tax, as of September 30, 2013	$114,406		$(1,168)		$(36,063)		$77,175

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(29,489)	(a)	—		—		(29,489)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	—		—		(16,735)
Losses reclassified from accumulated OCI, net of tax	22,806	(a)	108	(a)	527	(b)	23,441
Change in accumulated other comprehensive (loss) income, net of tax	(23,418)		108		527		(22,783)
Accumulated OCI (loss), net of tax, as of September 30, 2014	$38,281		$(1,024)		$(15,337)		$21,920

	Nine Months Ended September 30, 2013
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2013	$138,188		$(1,276)		$(37,365)		$99,547
Gains recognized in accumulated OCI, net of tax	38,561	(a)	—		—		38,561
(Gains) losses reclassified from accumulated OCI, net of tax	(62,343)	(a)	108	(a)	1,302	(b)	(60,933)
Change in accumulated other comprehensive (loss) income, net of tax	(23,782)		108		1,302		(22,372)
Accumulated OCI (loss), net of tax, as of September 30, 2013	$114,406		$(1,168)		$(36,063)		$77,175

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

K.        Sale and Exchange of Properties

In April 2014, the Company executed an agreement to exchange certain assets with Range Resources Corporation (Range).  The transaction closed on June 16, 2014.  The Company received approximately 73,000 net acres and approximately 900 producing wells, most of which are vertical wells, in the Permian Basin of Texas. In exchange, Range received  approximately 138,000 net acres in the Company’s Nora field of Virginia (Nora), the Company’s working interest in approximately 2,000 producing vertical wells in Nora, the Company’s remaining 50% ownership interest in Nora Gathering, LLC (Nora LLC), which owns the supporting gathering system in Nora, and $159.0 million in cash, subject to certain post-closing purchase price adjustments.  The Company accounted for its previous 50% ownership interest in Nora LLC under the equity method, and this investment was reflected within equity in nonconsolidated investments in the Company's Consolidated Balance Sheet. Portions of the exchange of assets with Range are intended to qualify as a tax free asset exchange.

The fair value of the assets exchanged by the Company was approximately $512.1 million, of which $1.8 million was recorded during the three months ended September 30, 2014. Fair value of $318.3 million was allocated to the acquired acreage and $193.8 million was allocated to the acquired wells. The Company recorded a pre-tax gain of $37.7 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income. The gain on sale / exchange of assets includes a $28.0 million pre-tax gain related to the de-designation of certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur. As of September 30, 2014, the gain on sale remained subject to final purchase price adjustments.

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

L.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most of the existing revenue recognition requirements in United States GAAP when it becomes effective. The guidance in ASU No. 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; the timing of the Company’s operational capacity on third-party pipelines; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the proposed Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (Partnership) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position (including the Company’s ability to complete like-kind exchanges).  The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  With respect to the proposed OVC and MVP projects, these risks and uncertainties include, among others, the ability to obtain regulatory permits and approvals, the ability to secure customer contracts, and the availability of skilled labor, equipment and materials. Additional risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Income from continuing operations attributable to EQT Corporation for the three months ended September 30, 2014 was $98.6 million, $0.65 per diluted share, compared with $86.0 million, $0.57 per diluted share, for the three months ended September 30, 2013. The $12.6 million increase in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 25% increase in natural gas and natural gas liquid (NGL) volumes sold and increases in contracted transmission capacity and gathering revenues. These factors were partially offset by a 6% decrease in the average effective sales price for natural gas, higher income tax expense, higher net income attributable to noncontrolling interests and higher operating expenses.

The average effective sales price to EQT Corporation for production sales volumes was $3.88 per Mcfe for the three months ended September 30, 2014 compared to $4.12 per Mcfe for the three months ended September 30, 2013.  The average New York Mercantile Exchange (NYMEX) natural gas index price was $4.06 per MMBtu during the third quarter of 2014, 13% higher than the average index price of $3.58 per MMBtu during the third quarter of 2013. The $0.24 per Mcfe decrease in the average effective sales price was primarily due to lower Appalachian Basin basis partially offset by the favorable average NYMEX natural gas price and favorable hedging impacts compared to the same period of 2013. The average effective sales price in the third quarter of 2014 included a $34.3 million gain for hedging ineffectiveness of financial hedges compared to a $3.4 million gain in the third quarter of 2013.

Income tax expense increased $31.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of higher pre-tax income and a higher effective income tax rate. The Company’s effective income tax rate was 32.8% for the third quarter of 2014 compared to 25.0% for the third quarter of 2013. The rate was higher in the 2014 period due to increased state income taxes in 2014 as a result of higher pre-tax income in higher rate jurisdictions and the release of previously recorded income tax reserves during the 2013 period. The overall rate was lower than the federal statutory rate for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of Partnership earnings, but is not required to record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Income from discontinued operations, net of tax, was $2.3 million for the three months ended September 30, 2013. On December 17, 2013, the Company and its wholly-owned subsidiary, Distribution Holdco, LLC (Holdco), transferred 100% of their ownership interests in Equitable Gas Company, LLC (Equitable Gas) and Equitable Homeworks, LLC (Homeworks) to PNG Companies LLC (PNG Companies).

Net income attributable to noncontrolling interests of the Partnership was $33.7 million for the three months ended September 30, 2014 compared to $14.4 million for the three months ended September 30, 2013. The $19.3 million increase was primarily the result of increased noncontrolling interests as a result of the Jupiter Transaction and higher capacity reservation revenues in the Partnership. The Partnership completed underwritten public offerings of additional common units representing limited partner interests in the Partnership in May 2014 (in connection with the Jupiter Transaction described in Note C to the Condensed Consolidated Financial Statements) and in July 2013 (in connection with the Sunrise Transaction described in Note C to the Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Income from continuing operations attributable to EQT Corporation for the nine months ended September 30, 2014 was $399.9 million, $2.62 per diluted share, compared with $232.5 million, $1.54 per diluted share, for the nine months ended September 30, 2013. The $167.4 million increase in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 23% increase in natural gas and NGL volumes sold, a 4% higher average effective sales price for natural gas and NGLs, a $37.7 million pre-tax gain recognized on the sale / exchange of assets with Range Resources Corporation (Range), a decrease in interest expense, and increases in contracted transmission capacity and gathering revenues. These factors were partially offset by higher net income attributable to noncontrolling interests, higher operating expenses and higher income tax expense.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average effective sales price to EQT Corporation for production sales volumes was $4.34 per Mcfe for the nine months ended September 30, 2014 compared to $4.19 per Mcfe for the nine months ended September 30, 2013. The $0.15 per Mcfe increase in the average effective sales price was primarily due to an increase in the average NYMEX natural gas price net of hedging impacts and an increase in third-party gathering and transmission recoveries from the utilization of existing and new third-party transportation capacity to reach higher priced markets during the unusually cold winter in the first quarter of 2014, partially offset by lower Appalachian Basin basis compared to the same period of 2013. The NYMEX natural gas index price averaged $4.55 per MMBtu during the first nine months of 2014, 24% higher than the average index price of $3.67 per MMBtu during the first nine months of 2013.

Interest expense decreased $11.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of higher capitalized interest of $31.1 million on increased Marcellus well development in the first nine months of 2014 compared to $16.7 million in the first nine months of 2013, partially offset by additional interest expense of $3.3 million related to the Partnership's 4.00% Senior Notes due 2024 issued during the third quarter of 2014.

Income tax expense increased $133.6 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of higher pre-tax income as well as a higher effective tax rate. The Company’s effective income tax rate increased to 33.3% from 28.8%.  The increase in the effective income tax rate from the first nine months of 2013 is primarily attributable to increased state tax expense in 2014 primarily due to higher natural gas prices and production sales volumes, a reduction in a state net operating loss valuation allowance related to bonus depreciation in 2013 and a reduction to tax reserves in 2013, partially offset by the impact of the Partnership's ownership structure. For both periods, the overall rate was lower than the federal statutory rate as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of partnership earnings, but is not required to record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners.

Income from discontinued operations, net of tax, was $1.8 million for the nine months ended September 30, 2014 compared to $42.9 million for the nine months ended September 30, 2013. On December 17, 2013, the Company and its wholly-owned subsidiary Holdco transferred 100% of their ownership interests in Equitable Gas and Homeworks to PNG Companies.

Net income attributable to noncontrolling interests of the Partnership was $79.8 million for the nine months ended September 30, 2014 compared to $30.6 million for the nine months ended September 30, 2013. The $49.2 million increase was primarily the result of increased noncontrolling interests and higher capacity reservation revenues in the Partnership. The Partnership completed underwritten public offerings of additional common units representing limited partner interests in the Partnership in May 2014 (in connection with the Jupiter Transaction described in Note C to the Condensed Consolidated Financial Statements) and in July 2013 (in connection with the Sunrise Transaction described in Note C to the Condensed Consolidated Financial Statements).

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

Revenues earned by the Company at the wellhead from the sale of natural gas and liquids are split between EQT Production and EQT Midstream. The split is reflected in the calculation of EQT Production’s average effective sales price.  The following operational information presents detailed gross liquid and natural gas operational information as well as midstream deductions to assist in the understanding of the Company’s consolidated operations.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
in thousands (unless noted)	2014	2013	%	2014	2013	%
LIQUIDS
NGLs:
Sales Volume (MMcfe) (a)	12,047	6,426	87.5	27,768	20,048	38.5
Sales Volume (Mbbls)	2,008	1,071	87.5	4,628	3,341	38.5
Gross Price ($/Bbl)	$42.27	$40.89	3.4	$46.46	$43.24	7.4
Gross NGL Revenue	$84,868	$43,786	93.8	$215,016	$144,469	48.8
Oil:
Sales Volume (MMcfe) (a)	933	474	96.8	1,632	1,169	39.6
Sales Volume (Mbbls)	155	79	96.2	272	195	39.5
Net Price ($/Bbl)	$87.91	$94.78	(7.2)	$87.46	$87.51	(0.1)
Net Oil Revenue	$13,668	$7,488	82.5	$23,785	$17,049	39.5

Total Liquids Revenue	$98,536	$51,274	92.2	$238,801	$161,518	47.8

GAS
Sales Volume – Natural Gas (MMBtu)	110,362	92,075	19.9	310,201	253,956	22.1
Sales Volume – Ethane sold as natural gas (MMBtu)	11,039	8,244	33.9	26,205	21,623	21.2
Sales Volume (MMBtu)	121,401	100,319	21.0	336,406	275,579	22.1
NYMEX Price ($/MMBtu) (b)	$4.05	$3.58	13.1	$4.52	$3.68	22.8
Gas Revenue	$491,864	$358,911	37.0	$1,521,859	$1,014,754	50.0

Total Gross Gas & Liquids Revenue (unhedged)	$590,400	$410,185	43.9	$1,760,660	$1,176,272	49.7

Sales Volume (MMcf)	110,362	92,075	19.9	310,201	253,956	22.1
Total Sales Volume (MMcfe) (a)	123,342	98,975	24.6	339,601	275,173	23.4

Gross Gas & Liquids Price ($/Mcfe)	$4.79	$4.14	15.7	$5.18	$4.27	21.3
Hedge impact	0.37	0.48	(22.9)	(0.06)	0.37	(116.2)
Basis	(1.38)	(0.28)	392.9	(0.82)	$(0.11)	645.5
Third-party gathering & transmission recoveries, net	0.70	0.40	75.0	0.67	0.35	91.4
Average adjusted price ($/Mcfe)	$4.48	$4.74	(5.5)	$4.97	$4.88	1.8

Midstream Revenue Deductions ($ / Mcfe)
Gathering to EQT Midstream	$(0.74)	$(0.82)	(9.8)	$(0.74)	$(0.83)	(10.8)
Transmission to EQT Midstream	(0.20)	(0.23)	(13.0)	(0.20)	(0.23)	(13.0)
Third-party gathering and transmission costs	(0.45)	(0.52)	(13.5)	(0.50)	(0.58)	(13.8)
Third-party processing	(0.15)	(0.10)	50.0	(0.13)	(0.11)	18.2
Total midstream revenue deductions	(1.54)	(1.67)	(7.8)	(1.57)	(1.75)	(10.3)
Average effective sales price to EQT Production	$2.94	$3.07	(4.2)	$3.40	$3.13	8.6

EQT Revenue ($ / Mcfe)
Revenues to EQT Midstream	$0.94	$1.05	(10.5)	$0.94	$1.06	(11.3)
Revenues to EQT Production	2.94	3.07	(4.2)	3.40	3.13	8.6
Average effective sales price to EQT Corporation	$3.88	$4.12	(5.8)	$4.34	$4.19	3.6

(a)
NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three and nine months ended September 30, 2013 has been recast to reflect this conversion rate.

(b)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $4.06 and $3.58 for the three months ended September 30, 2014 and 2013, respectively, and $4.55 and $3.67 for the nine months ended September 30, 2014 and 2013, respectively).

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%	2014	2013	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	97,861	73,059	33.9	266,835	197,393	35.2
Horizontal Huron Play	9,187	8,627	6.5	24,165	26,783	(9.8)
CBM Play	410	3,108	(86.8)	5,916	9,340	(36.7)
Other	15,884	14,181	12.0	42,685	41,657	2.5
Total production sales volumes (b)	123,342	98,975	24.6	339,601	275,173	23.4

Average daily sales volumes (MMcfe/d)	1,341	1,076	24.6	1,244	1,008	23.4

Average effective sales price to EQT Production ($/Mcfe)	$2.94	$3.07	(4.2)	$3.40	$3.13	8.6

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.14	$0.15	(6.7)	$0.14	$0.15	(6.7)
Production taxes ($/Mcfe)	$0.14	$0.13	7.7	$0.15	$0.14	7.1
Production depletion ($/Mcfe)	$1.23	$1.50	(18.0)	$1.22	$1.50	(18.7)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$151,576	$148,362	2.2	$413,794	$412,514	0.3
Other DD&A	2,455	2,275	7.9	7,727	7,105	8.8
Total DD&A (thousands)	$154,031	$150,637	2.3	$421,521	$419,619	0.5

Capital expenditures (thousands) (c)	$511,971	$332,370	54.0	$1,855,518	$977,394	89.8

FINANCIAL DATA (thousands)
Total net operating revenues	$363,126	$304,231	19.4	$1,152,971	$860,874	33.9

Operating expenses:
LOE, excluding production taxes	17,166	14,801	16.0	47,526	42,452	12.0
Production taxes	16,674	13,275	25.6	50,136	38,260	31.0
Exploration expense	3,593	5,256	(31.6)	12,444	15,124	(17.7)
SG&A	31,626	22,662	39.6	90,400	68,666	31.7
DD&A	154,031	150,637	2.3	421,521	419,619	0.5
Total operating expenses	223,090	206,631	8.0	622,027	584,121	6.5
Gain on sale / exchange of assets	—	—	—	30,986	—	100.0
Operating income	$140,036	$97,600	43.5	$561,930	$276,753	103.0

(a)	Includes Upper Devonian wells.

(b)
NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods. Information for the three and nine months ended September 30, 2013 has been recast to reflect this conversion rate.

(c)
Includes $159.0 million of cash capital expenditures and $353.1 million of non-cash capital expenditures for the exchange of assets with Range during the nine months ended September 30, 2014 and $114.6 million of capital expenditures for the purchase of acreage and Marcellus wells from Chesapeake Energy Corporation and its partners during the nine months ended September 30, 2013. Additionally, this amount includes certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash capital expense accruals that have not yet been paid of $18.8 million and $23.6 million for the three months ended September 30, 2014 and 2013, respectively, and $54.7 million and $31.2 million for the nine months ended September 30, 2014 and 2013, respectively.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

EQT Production’s operating income totaled $140.0 million for the three months ended September 30, 2014 compared to $97.6 million for the three months ended September 30, 2013.  The $42.4 million increase in operating income was primarily due to increased sales of produced natural gas and NGLs partially offset by an increase in operating expenses and a lower average effective sale price.

Total net operating revenues were $363.1 million for the three months ended September 30, 2014 compared to $304.2 million for the three months ended September 30, 2013.  The $58.9 million increase in net operating revenues was primarily due to a 25% increase in production sales volumes partially offset by a 4% decrease in the average effective sales price to EQT Production. The increase in production sales volumes was the result of increased production from the 2012 and 2013 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

The $0.13 per Mcfe decrease in the average effective sales price to EQT Production was primarily due to lower Appalachian Basin basis partly offset by an increase in the average NYMEX natural gas price net of hedging impacts, increased third-party gathering and transmission recoveries, net, and lower per unit midstream charges compared to the same period in 2013. The $0.30 increase in third-party gathering and transmission recoveries, net, primarily relates to natural gas sales in the third quarter of 2014 at prices above market price. The Company executed natural gas sales with fixed differentials to NYMEX for the summer term during the fourth quarter of 2013 and first quarter of 2014 when market prices were favorable compared to the third quarter of 2014.

Total net operating revenues for the third quarter of 2014 included a $34.3 million gain for hedging ineffectiveness of financial hedges compared to a $3.4 million gain in the third quarter of 2013. The $34.3 million gain for hedging ineffectiveness is attributable to the reversal of previously recognized hedging ineffectiveness expense primarily due to the decrease in NYMEX forward prices during the third quarter of 2014. Total net operating revenues for the third quarter of 2014 also included $0.8 million of derivative gains for derivative instruments not designated as hedging instruments compared to $0.2 million of derivative gains for the same period of 2013.

Operating expenses totaled $223.1 million for the three months ended September 30, 2014 compared to $206.6 million for the three months ended September 30, 2013. The increase in operating expenses was the result of increases in LOE, production taxes, SG&A and DD&A partially offset by a decrease in exploration expense. The increase in LOE was mainly due to increased Marcellus activity. The increase in production taxes was primarily driven by an increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes. SG&A expense increased in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of higher personnel costs of $3.1 million, including incentive compensation costs, higher reserves for litigation of $2.2 million, an increase in professional services of $1.8 million, and a higher allowance for doubtful accounts of $1.7 million. The increase in DD&A expense was the result of higher produced volumes partially offset by a lower overall depletion rate in the current year. The decrease in exploration expense was due to decreased impairments of unproved lease acreage of $1.8 million resulting from fewer lease expirations during the third quarter of 2014 compared to the third quarter of 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

EQT Production’s operating income totaled $561.9 million for the nine months ended September 30, 2014 compared to $276.8 million for the nine months ended September 30, 2013. The $285.1 million increase in operating income was primarily due to an increase in sales of produced natural gas and NGLs, a higher average effective sale price and a gain on the exchange of assets partially offset by an increase in operating expenses.

Total net operating revenues were $1,153.0 million for the nine months ended September 30, 2014 compared to $860.9 million for the nine months ended September 30, 2013.  The $292.1 million increase in operating revenues was primarily due to a 23% increase in production sales volumes and a 9% increase in the average effective sales price to EQT Production. The increase in production sales volumes was the result of increased production from the 2012 and 2013 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The $0.27 per Mcfe increase in the average effective sales price to EQT Production was the net result of an increase in the average NYMEX natural gas price net of hedging impacts combined with a $0.32 per Mcfe increase in third-party gathering and transmission recoveries from the utilization of existing and new third-party transportation capacity to reach higher priced markets and an $0.18 decrease in midstream revenue deductions, partly offset by lower Appalachian Basin basis compared to the first nine months of 2013. Third-party gathering and transmission recoveries, net, represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing this capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including capacity releases and basis swaps. For the nine months ended September 30, 2014, EQT Production recognized higher recoveries compared to the same period in 2013 primarily by using its capacity to sell gas in higher priced markets, particularly in the first quarter of 2014 when the weather was unusually cold and market prices in the United States Northeast region were significantly higher than the Appalachian Basin prices. Much of these higher revenues resulted from sales off of the Company’s Texas Eastern Transmission (TETCO) and Tennessee Gas Pipeline capacity, including additional TETCO capacity that the Company acquired effective February 2014.  This new capacity of 245,000 MMBtu per day enables the Company to reach markets in eastern Pennsylvania.

Total net operating revenues for the nine months ended September 30, 2014 included a $13.1 million gain for hedging ineffectiveness of financial hedges compared to a $4.5 million loss for ineffectiveness of financial hedges in the nine months ended September 30, 2013. The nine months ended September 30, 2014 also included $13.0 million of derivative losses for derivative instruments not designated as hedging instruments compared to $0.9 million of derivative gains for the same period of 2013.  The losses for the nine months ended September 30, 2014 primarily relate to unfavorable settlements and changes in fair market value of basis swaps.

As discussed in Note K to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, the Company received acreage and producing wells in the Permian Basin of Texas in exchange for acreage, producing wells, the Company’s 50% ownership interest in a supporting gathering system in the Nora field of Virginia and cash of $159.0 million. In conjunction with this transaction, EQT Production recognized a pre-tax gain of $31.0 million in 2014, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income.  The $31.0 million pre-tax gain includes a $28.0 million pre-tax gain related to the de-designation of certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur. Any subsequent changes in fair value of these derivative instruments are recognized within the results of operations for EQT Production.

Operating expenses totaled $622.0 million for the nine months ended September 30, 2014 compared to $584.1 million for the nine months ended September 30, 2013. The increase in operating expenses was the result of increases in LOE, production taxes, SG&A and DD&A partially offset by a decrease in exploration expense. The increase in LOE was mainly due to increased Marcellus activity. Production taxes increased primarily due to an $8.0 million increase in severance taxes due to higher market sales prices and higher production sales volumes in certain jurisdictions subject to these taxes. Production taxes also increased due to a $3.2 million increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania. SG&A expense increased in the first nine months of 2014 compared to the first nine months of 2013, primarily as a result of higher personnel costs of $9.4 million, including incentive compensation costs, higher reserves for litigation of $5.5 million, an increase in professional services of $3.1 million and a higher allowance for doubtful accounts of $3.1 million. DD&A expense increased as a result of higher produced volumes partially offset by a lower overall depletion rate in the current year. The decrease in exploration expense was due to decreased impairments of unproved lease acreage of $3.6 million resulting from fewer lease expirations during the first nine months of 2014 compared to the first nine months of 2013.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%	2014	2013	%
OPERATIONAL DATA

Gathered volumes (BBtu)	155,139	125,139	24.0	417,097	342,502	21.8
Average gathering fee ($/MMBtu)	$0.66	$0.73	(9.6)	$0.68	$0.76	(10.5)
Gathering and compression expense ($/MMBtu)	$0.14	$0.17	(17.6)	$0.15	$0.18	(16.7)
Transmission pipeline throughput (BBtu)	167,150	111,309	50.2	464,031	297,126	56.2

Net operating revenues (thousands):
Gathering	$102,437	$91,825	11.6	$283,017	$260,631	8.6
Transmission	55,795	39,962	39.6	159,424	116,105	37.3
Storage, marketing and other	8,245	8,165	1.0	25,085	23,426	7.1
Total net operating revenues	$166,477	$139,952	19.0	$467,526	$400,162	16.8

Capital expenditures (thousands) (a)	$136,589	$111,593	22.4	$333,813	$254,205	31.3

FINANCIAL DATA (thousands)

Total operating revenues	$173,856	$155,677	11.7	$502,427	$452,731	11.0
Purchased gas costs	7,379	15,725	(53.1)	34,901	52,569	(33.6)
Total net operating revenues	166,477	139,952	19.0	467,526	400,162	16.8

Operating expenses:
Operating and maintenance (O&M)	27,844	25,720	8.3	80,442	72,329	11.2
SG&A	23,324	16,769	39.1	64,803	47,239	37.2
DD&A	21,709	18,930	14.7	63,848	55,601	14.8
Total operating expenses	72,877	61,419	18.7	209,093	175,169	19.4
Gain on sale / exchange of assets (b)	—	—	—	6,763	—	100.0
Operating income	$93,600	$78,533	19.2	$265,196	$224,993	17.9

(a)
Includes certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash capital expense accruals that have not yet been paid of $6.3 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, and $14.3 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)
As discussed in Note K to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, the Company received acreage and producing wells in the Permian Basin of Texas in exchange for acreage, producing wells, the Company’s 50% ownership interest in a supporting gathering system in the Nora field of Virginia and cash of $159.0 million. In conjunction with this transaction, EQT Midstream recognized a pre-tax gain of $6.8 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income for the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

EQT Midstream’s operating income totaled $93.6 million for the three months ended September 30, 2014 compared to $78.5 million for the three months ended September 30, 2013. The increase in operating income was primarily the result of increased transmission net operating revenues and gathering net operating revenues, partly offset by increased operating expenses.

Transmission net operating revenues increased by $15.8 million as a result of higher third-party firm transmission contracted capacity and throughput of $14.0 million, including $2.3 million related to the Allegheny Valley Connector (AVC) facilities, and higher interruptible transmission service. The AVC facilities were acquired in the Equitable Gas Transaction (as defined and described in Note B to the Company’s Condensed Consolidated Financial Statements). The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gathering net operating revenues increased due to a 24% increase in gathered volumes, partially offset by a 10% decrease in the average gathering fee.  The gathered volume increase was driven by higher affiliate and third-party volumes in the Marcellus play. The average gathering fee decreased due to a higher mix of gathered volumes in the Marcellus as these volumes have a lower average fee compared to Huron and other volumes.

Operating expenses totaled $72.9 million for the three months ended September 30, 2014 compared to $61.4 million for the three months ended September 30, 2013. O&M expense increased $2.1 million as a result of higher personnel costs, including incentive compensation costs, of $1.3 million and higher contract labor costs of $0.7 million related to the Partnership. SG&A expense increased $6.6 million, primarily due to higher personnel costs, including incentive compensation costs, of $3.0 million, increased professional services of $1.3 million and increased allocated expenses from affiliates of $1.0 million. DD&A increased $2.8 million as a result of additional assets placed in-service, including the AVC.

Total operating revenues increased $18.2 million primarily as a result of increased transmission revenues and increased gathered volumes partially offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $8.3 million primarily as a result of reduced gas marketing activity.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

EQT Midstream’s operating income totaled $265.2 million for the nine months ended September 30, 2014 compared to $225.0 million for the nine months ended September 30, 2013. The increase in operating income was primarily the result of increased transmission and gathering net operating revenues, a gain on the sale / exchange of assets and increased storage, marketing and other net operating revenues partly offset by increased operating expenses.

Transmission net operating revenues increased by $43.3 million as a result of higher third-party firm transmission contracted capacity and throughput of $40.6 million, including $10.0 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Gathering net operating revenues increased due to a 22% increase in gathered volumes, partially offset by an 11% decrease in the average gathering fee.  The gathered volume increase was driven by higher affiliate and third-party volumes in the Marcellus play.  The average gathering fee decreased due to a higher mix of gathered volumes in the Marcellus as these volumes increased at a lower average fee compared to Huron and other volumes, which have a higher gathering fee, decreased.

Storage, marketing and other net operating revenues increased from the prior year primarily due to increased storage revenues on the AVC, which was acquired in the Equitable Gas Transaction, partially offset by lower revenues on NGLs marketed for non-affiliated producers and reduced marketing revenues a result of the sale of certain energy marketing contracts on December 31, 2013.

Operating expenses totaled $209.1 million for the nine months ended September 30, 2014 compared to $175.2 million for the nine months ended September 30, 2013. O&M expense increased $8.1 million as a result of $4.4 million of higher compressor operating expenses related to an increase in Marcellus activity and additional compressors on the AVC and higher personnel costs of $3.9 million. SG&A expense increased $17.6 million primarily due to higher personnel costs, including incentive compensation costs, of $9.5 million, increased professional services of $2.6 million and increased allocated expenses from affiliates of $2.4 million. DD&A increased $8.2 million as a result of additional assets placed in-service, including the AVC.

Total operating revenues increased $49.7 million primarily as a result of increased transmission and gathered revenues partially offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $17.7 million primarily as a result of reduced gas marketing activity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas, NGL and oil reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling.  The market price for natural gas can be volatile and these fluctuations can impact the Company’s revenues, earnings and liquidity.  Due to the increased supply of natural gas in the Appalachian Basin, price differentials at regional sales points in the basin have been negative relative to Henry Hub since mid-2013. While the Company is unable to predict future movements in the market price for natural gas, the Company expects this trend in Appalachian basis to continue.

On July 24, 2014, the Partnership announced that it will construct and own the Ohio Valley Connector (OVC) pipeline, which will be regulated by the Federal Energy Regulatory Commission (FERC). OVC will connect the Partnership’s transmission and storage system in northern West Virginia to Clarington, Ohio. At Clarington, OVC will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In addition to providing Marcellus producers access to pipelines serving Midwest and Gulf Coast markets, OVC will provide Utica producers, located along the route, direct access to the Partnership’s extensive transmission system and is expected to be in-service by mid-year 2016. Subject to FERC approval, the 36-mile pipeline extension will provide approximately 1.0 Bcf per day of transmission capacity and is estimated to cost $300 million.  The Partnership has entered into a 20-year precedent agreement with EQT for a total of 650 MMcf per day of firm transmission capacity on OVC.

The Partnership will assume EQT’s interest in Mountain Valley Pipeline, LLC, a joint venture with a subsidiary of NextEra Energy, Inc. The Mountain Valley Pipeline (MVP) will extend from the Partnership's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia.  The Partnership expects to own a majority interest in the joint venture and will operate the estimated 300-mile pipeline.

The joint venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, and is currently in negotiation with additional shippers who have expressed interest in the MVP project.  As a result, the final project scope, including pipe diameter and total capacity, is not yet determined.

The pipeline, which is subject to FERC approval, will provide Marcellus and Utica natural gas supply to the growing demand markets in the southeast region.  The pre-filing process with FERC is expected to begin this month; and the pipeline is expected to be in-service during the fourth quarter of 2018.

Total EQT capital investment, excluding acquisitions, is expected to be approximately $2.3 billion in 2014, of which $225 million to $250 million is related to the Partnership. Capital investment for well development (primarily drilling) in 2014 is expected to be approximately $1.8 billion to support the drilling of approximately 362 gross wells, including 199 Marcellus wells, 120 Huron wells, 38 Upper Devonian wells, 4 Permian Basin wells and 1 Utica well. Estimated sales volumes are expected to be 465 - 470 Bcfe for an anticipated production sales volume growth of approximately 25% in 2014, while NGL volumes are expected to be 6,650 - 6,750 Mbbls. To support continued growth in production, the Company plans to invest a total of approximately $0.5 billion on midstream infrastructure in 2014, and expects to add approximately 440 MMcf per day of incremental gathering capacity and approximately 750 MMcf per day of transmission capacity.  The 2014 capital spending plan is expected to be funded by cash on hand, cash flow generated from operations and proceeds from equity and debt issuances by the Partnership.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically accelerates the monetization of its asset base and prudently pursues midstream investment opportunities, all while maintaining a strong balance sheet with solid cash flow.  While the tactics continue to evolve based on market conditions, the Company is considering arrangements, including asset sales and joint ventures, to monetize the value of certain mature assets for re-deployment into its highest value development opportunities.  In addition, EQT is evaluating options to realize the value of its general partner stake in the Partnership, for which the Company expects to decide its course of action by the end of 2014.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the nine months ended September 30, 2014 were cash flows from operating activities, proceeds from the underwritten public offering of the Partnership’s common units and proceeds from the Partnership's issuance of long-term debt, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $1,141.9 million for the nine months ended September 30, 2014 compared to $968.1 million for the nine months ended September 30, 2013.  The $173.8 million increase in operating activities was primarily the result of a 23% increase in natural gas and NGL volumes sold, a 4% higher average effective sales price to EQT and increases in contracted transmission capacity and gathered volumes, partially offset by higher income tax payments of approximately $51.4 million and higher operating expenses.

Investing Activities

Net cash flows used in investing activities totaled $2,100.7 million for the nine months ended September 30, 2014 compared to $1,220.6 million for the nine months ended September 30, 2013. The $880.1 million increase was attributable to an increase of $548.9 million in cash capital expenditures, including cash paid as part of the asset exchange with Range, and an increase in restricted cash of $338.6 million in the first nine months of 2014 compared to 2013. During 2014, the Company placed $500.0 million of the proceeds received from the Partnership’s underwritten public offering in connection with the Jupiter Transaction into restricted cash for the use of the funds in a potential like-kind exchange for certain identified assets within a statutory time period. The Company used $163.3 million of cash for acquisitions during the nine months ended September 30, 2014, of which $161.5 million was restricted cash. Although the Company is evaluating other potential like-kind exchange transactions, the Company does not expect to utilize the full amount of the remaining funds in the qualified trust account within the statutory time period, which expires on November 3, 2014. Therefore, the Company expects to record an increase in the federal income taxable gain related to the Jupiter Transaction in the fourth quarter of 2014. As of September 30, 2014, the Company had restricted cash of $338.6 million in its Condensed Consolidated Balance Sheets, representing the funds remaining in the qualified trust. Additionally, the Company capitalized certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash expense accruals that have not yet been paid of $68.8 million and $39.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Capital expenditures for EQT Production totaled $1,855.5 million for the nine months ended September 30, 2014 compared to $977.4 million for the nine months ended September 30, 2013. The $878.1 million increase in capital expenditures was primarily the result of an increase in property acquisitions and well development. Additionally, the Company capitalized certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash expense accruals that have not yet been paid of $54.7 million and $31.2 million for the nine months ended September 30, 2014 and 2013, respectively. Property acquisitions included $512.1 million of properties acquired as part of the asset exchange with Range, of which $353.1 million were non-cash capital expenditures. The increase in well development was driven by an increase in completed frac stages, an increase in wells spud and higher spending in the Huron play. The Company spud 244 gross wells in the first nine months of 2014, including 171 horizontal Marcellus and Upper Devonian wells, 72 horizontal Huron wells and 1 horizontal Permian Basin well. The Company spud 131 gross wells in the first nine months of 2013, including 127 horizontal Marcellus and Upper Devonian wells and 4 horizontal Utica wells.

Capital expenditures for EQT Midstream totaled $333.8 million, including $143.9 million related to the Partnership, for the first nine months of 2014 compared to $254.2 million, including $76.2 million related to the Partnership, for the first nine months of 2013.  The $79.6 million increase was primarily due to an increase in expenditures relating to gathering compression projects. Additionally, the Company capitalized certain labor overhead costs including a portion of non-cash stock-based compensation expense and non-cash expense accruals that have not yet been paid of $14.3 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Cash flows provided by financing activities totaled $1,284.6 million for the nine months ended September 30, 2014 compared to cash flows provided by financing activities of $494.4 million for the nine months ended September 30, 2013, an increase of $790.2 million between periods. The Company received net proceeds of $902.5 million from the Partnership’s May 2014 underwritten public offering of common units and proceeds from the Partnership's August 2014 issuance of $500.0 million of 4.00% Senior Notes due 2024, paid distributions to noncontrolling interests of $46.2 million, and used $32.4 million to repurchase and retire shares of the Company’s common stock during the nine months ended September 30, 2014. The Company also paid $49.0 million for income tax withholdings related to the vesting or exercise of equity awards during the nine months ended September 30, 2014.  Under the Company’s share-based incentive awards, in connection with the settlement of equity awards, the Company may withhold shares or accept surrendered shares from Company employees holding the awards in exchange for satisfying the cash income tax withholding obligations with respect to the settlement of the awards. The Company received net proceeds of $529.4 million from the Partnership's July 2013 underwritten public offering of common units, repaid maturing long-term debt of $23.2 million and paid distributions to noncontrolling interests of $21.2 million during the nine months ended September 30, 2013.

On April 30, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time.  During the first nine months of 2014, the Company repurchased and retired 300,000 shares of common stock for $32.4 million under the authorization.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at September 30, 2014.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

Rating Service	EQT Corporation Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Services	BBB	Stable
Fitch Ratings	BBB-	Stable

The table below reflects the credit ratings for debt instruments of the Partnership at September 30, 2014.  Changes in credit ratings may affect the Partnership’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

Rating Service	EQT Midstream Partners, LP Senior Notes	Outlook
Moody's Investors Service	Ba1	Stable
Standard & Poor's Rating Services	BBB-	Stable
Fitch Ratings	BBB-	Stable

The Company’s and the Partnership's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company and the Partnership cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the ratings, particularly below investment grade, access to the capital markets may be limited, borrowing costs and margin deposits on derivative contracts would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The required margin on the Company's derivative instruments is also subject to significant change as a result of factors other than credit rating, such as natural gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of September 30, 2014, the Company was in compliance with all debt provisions and covenants.

The Partnership’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of September 30, 2014, the Partnership was in compliance with all debt provisions and covenants.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas.  The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The Company’s risk management program may include the use of exchange-traded natural gas futures contracts and options and over the counter (OTC) natural gas swap agreements and options (collectively, derivative commodity instruments) to hedge exposures to fluctuations in natural gas prices.  The derivative commodity instruments currently utilized by the Company are primarily NYMEX swaps and collars. The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. The Company’s fixed price natural gas sales agreements include contracts that fix only the NYMEX portion of the price and contracts that fix NYMEX and basis.

As of October 22, 2014, the approximate volumes and prices of Company’s total hedge position through December 2016 were:

	2014 (b)	2015	2016 (c)
NYMEX swaps and fixed price sales
Total Volume (Bcf)	58	207	107
Average Price per Mcf (a)	$4.34	$4.24	$4.37
Collars
Total Volume (Bcf)	6	40	—
Average Floor Price per Mcf (NYMEX) (a)	$5.05	$4.58	$—
Average Cap Price per Mcf (NYMEX) (a)	$8.85	$7.21	$—

(a)      The average price is based on a conversion rate of 1.05 MMBtu/Mcf.
(b)      October through December 31
(c)      For 2016, the Company also has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. The Company also granted calendar 2016 swaptions for approximately 17 Bcf at a strike price of $4.73 per Mcf.

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

During 2014, the Company entered into additional third-party natural gas transportation agreements through its wholly-owned gas marketing subsidiary, EQT Energy, LLC (EQT Energy).  These agreements increased the Company’s future aggregate obligations under its transportation commitments by approximately $2.2 billion and provide for approximately 750,000 dth per day of additional pipeline capacity.  The capacity commitments have terms extending up to 20 years.

During 2014, EQT Energy also entered into additional natural gas transportation agreements with the Partnership and Mountain Valley Pipeline, LLC. These agreements increased EQT Energy’s future aggregate obligations under its transportation commitments by approximately $9.3 billion and provide for approximately 2,150,000 dth per day of additional pipeline capacity. The capacity commitments have 20 year terms.

During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due 2024 in the aggregate principal amount of $500.0 million.

During the third quarter of 2014, the Company recorded a legal contingency of $2.2 million related to a suit filed by Journey Acquisitions II, LP (Journey) against EQT asserting that EQT drilled wells on leases and fee tracts that Journey claims EQT sold to it under a previous Purchase and Sale Agreement. The Company does not expect the final resolution of this matter to have a material impact on the financial position, results of operations or liquidity of the Company.

Dividend

On October 15, 2014, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable December 1, 2014, to the Company’s shareholders of record at the close of business on November 14, 2014.

On October 21, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s common and subordinated unitholders of $0.55 per unit for the third quarter of 2014, together with the corresponding distribution to the general partner of $0.8 million related to its 2% general partner interest and $3.4 million related to its incentive distribution rights. The cash distribution is payable on November 14, 2014, to unitholders of record at the close of business on November 4, 2014, and to the general partner.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note E to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge basis and to hedge exposure to fluctuations in interest rates.  The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge & Financial Risk Committee and reviewed by the Audit Committee of the Board of Directors.

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

The financial instruments currently utilized by the Company are primarily fixed price swap agreements and collar agreements which may require payments to or receipt of payments from counterparties based on the differential between two prices for the commodity. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

The Company monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted.  The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

With respect to the derivative commodity instruments held by the Company as of September 30, 2014 and December 31, 2013, the Company hedged portions of expected equity production, portions of forecasted purchases and sales, and portions of its basis exposure covering approximately 443 Bcf and 388 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2014 and December 31, 2013 levels would increase the fair value of natural gas derivative instruments by approximately $149.1 million and $151.7 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the September 30, 2014 and December 31, 2013 levels would decrease the fair value of natural gas derivative instruments by approximately $150.0 million and $151.6 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note E to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2014 and December 31, 2013. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company and the Partnership earn on cash, cash equivalents and short-term investments and the interest rates the Company and the Partnership pay on borrowings under their respective revolving credit facilities. All of the Company’s and the Partnership's long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates.  Changes in interest rates do affect the fair value of the Company’s and the Partnership's fixed rate debt. See Note H to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note F to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change.  The Company believes that NYMEX-traded futures contracts have limited credit risk because Commodity Futures Trading Commission regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members. The Company’s OTC derivative instruments are primarily with financial institutions and, thus, are subject to events that would impact those companies individually as well as that industry as a whole.

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

Approximately 78%, or $101.5 million, of the Company’s OTC derivative contracts at September 30, 2014 had a positive fair value. Approximately 79%, or $107.4 million, of the Company’s OTC derivative contracts at December 31, 2013 had a positive fair value.

As of September 30, 2014, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires on February 18, 2019.  The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of September 30, 2014, the Company had no loans or letters of credit outstanding under its revolving credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility.  The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

The Partnership has a $750 million revolving credit facility that matures on February 18, 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of September 30, 2014, the Partnership had no loans or letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry. The Company is not a guarantor of the Partnership’s obligations under the credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

a
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

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty (CACP) from the PADEP and the Pennsylvania Fish and Boat Commission (the PFBC). Under the CACP, the PADEP proposed a civil penalty related to the NOVs and the PFBC proposed a civil penalty related to possible violations of the Pennsylvania Fish and Boat Code. The Company entered into settlement discussions regarding the assessed penalty with the PFBC and unsuccessfully attempted to do the same with the PADEP.  The Company was unable to resolve the PADEP claims due to the agency's interpretation of the penalty provisions of the Clean Streams Law. Accordingly, on September 19, 2014, the Company filed a declaratory judgment action in the Commonwealth Court of Pennsylvania against the PADEP seeking a court ruling on the legal interpretation.  The Company did not include the PFCB in the action due to ongoing settlement discussions.

On September 30, 2014, the PFBC filed a misdemeanor complaint against the Company through the Pennsylvania Attorney General’s Office in the Tioga County court; the Company has initiated settlement discussions with the Attorney General’s Office.

On October 7, 2014, the PADEP filed a complaint against the Company before the Pennsylvania Environmental Hearing Board seeking $4.5 million in civil penalties. The Company believes the PADEP’s penalty assessment is legally flawed and unsupportable under the Clean Streams Law.

While the Company expects these claims to result in penalties that exceed $100,000, the Company expects the resolution of these matters, individually or in the aggregate, will not have a material impact on the financial position, results of operations or liquidity of the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2014:

Period	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2014 (July 1 – July 31)	1,002	$102.99	—	700,000
August 2014 (August 1 – August 31)	191	94.62	—	700,000
September 2014 (September 1 – September 30)	569	97.57	—	700,000
Total	1,762	$100.33	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
On April 30, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of September 30, 2014, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

4.01	Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.02	First Supplemental Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.01
First Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of August 28, 2014, among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

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
Philip P. Conti
Senior Vice President and Chief Financial Officer
 Date:  October 23, 2014

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

4.01	Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Filed herewith as Exhibit 4.01

4.02	First Supplemental Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Filed herewith as Exhibit 4.02

10.01
First Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of August 28, 2014, among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
Filed herewith as Exhibit 10.01

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101