Form 10-Q/A
period 2014-09-30
EQT Corp
filed 2014-12-03
CIK 33213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 1-3551

EQT CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0464690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Liberty Avenue, Suite 1700

Pittsburgh, Pennsylvania 15222

(Address of principal executive offices, including zip code)

(412) 553-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2014, 151,506 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

Explanatory Note

EQT Corporation (the Company) originally filed its Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the Original Filing) with the Securities and Exchange Commission (SEC) on October 23, 2014. The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Form 10-Q/A and, together with the Original Filing, the Form 10-Q) solely to re-file Exhibit 10.01 to the Original Filing in response to certain inquiries received from the SEC in connection with the Company’s confidential treatment request for certain portions of the First Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of August 28, 2014.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

PART II.  OTHER INFORMATION

Item 6.         Exhibits.

Exhibit No.	Description

4.01	Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.02	First Supplemental Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EQT Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT CORPORATION

	By:	/s/ Philip P. Conti
Philip P. Conti Senior Vice President and Chief Financial Officer

Dated: December 3, 2014

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

4.01	Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Previously Filed

4.02	First Supplemental Indenture, dated as of August 1, 2014, among EQT Midstream Partners, LP, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Previously Filed

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

Filed herewith as Exhibit 10.01

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Previously Filed

101	Interactive Data File	Previously Filed