Form 10-Q
period 2015-03-31
EQT Corp
filed 2015-04-23
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of March 31, 2015, 152,346 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Thousands, except per share amounts)
Revenues:
Operating revenues	$665,181	$670,979
Gain (loss) on derivatives not designated as hedges	43,592	(9,354)
Total operating revenues	708,773	661,625

Operating expenses:
Transportation and processing	59,734	45,175
Operation and maintenance	28,247	25,221
Production	31,356	31,940
Exploration	12,554	1,419
Selling, general and administrative	67,378	48,968
Depreciation, depletion and amortization	194,745	152,111
Total operating expenses	394,014	304,834

Operating income	314,759	356,791

Other income	939	2,551
Interest expense	37,216	31,968
Income before income taxes	278,482	327,374
Income taxes	57,314	116,335
Income from continuing operations	221,168	211,039
Loss from discontinued operations, net of tax	—	(104)
Net income	221,168	210,935
Less: Net income attributable to noncontrolling interests	47,741	18,742
Net income attributable to EQT Corporation	$173,427	$192,193

Amounts attributable to EQT Corporation:
Income from continuing operations	$173,427	$192,297
Loss from discontinued operations	—	(104)
Net income	$173,427	$192,193

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	152,036	151,371
Income from continuing operations	$1.14	$1.27
Loss from discontinued operations	—	—
Net income	$1.14	$1.27
Diluted:
Weighted average common stock outstanding	152,756	152,759
Income from continuing operations	$1.14	$1.26
Loss from discontinued operations	—	—
Net income	$1.14	$1.26
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Net income	$221,168	$210,935

Other comprehensive loss, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(27,000) and $(14,896)	(40,751)	(21,931)
Interest rate, net of tax expense of $25 and $25	36	36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $128 and $114	202	176
Other comprehensive loss	(40,513)	(21,719)
Comprehensive income	180,655	189,216
Less: Comprehensive income attributable to noncontrolling interests	47,741	18,742
Comprehensive income attributable to EQT Corporation	$132,914	$170,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$221,168	$210,935
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(31,070)	85,878
Depreciation, depletion and amortization	194,745	152,111
Asset impairments	18,995	275
(Recoveries of) provision for losses on accounts receivable	(524)	1,686
Other income	(939)	(2,551)
Stock-based compensation expense	15,441	11,317
Loss recognized in operating revenues for hedging ineffectiveness	—	22,260
(Gain) loss on derivatives not designated as hedges	(43,592)	9,354
Cash settlements received (paid) on derivatives not designated as hedges	7,742	(11,301)
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	—	7,000
Excess tax benefits on stock-based compensation	—	(21,013)
Accounts receivable and unbilled revenues	69,542	(95,282)
Accounts payable	(39,326)	77,543
Other items, net	40,934	27,649
Net cash provided by operating activities	453,116	475,861

Cash flows from investing activities:
Capital expenditures from continuing operations	(627,700)	(479,954)
Capital contribution to Mountain Valley Pipeline, LLC	(54,229)	—
Net cash used in investing activities	(681,929)	(479,954)

Cash flows from financing activities:
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	696,681	—
Increase in short-term loans	390,000	110,000
Decrease in short-term loans	(91,000)	—
Dividends paid	(4,562)	(4,542)
Distributions to noncontrolling interests	(22,845)	(12,432)
Repayments and retirements of long-term debt	(3,093)	(3,169)
Proceeds and excess tax benefits from exercises under employee compensation plans	9,558	30,837
Cash paid for taxes related to net settlement of share-based incentive awards	(39,837)	(47,463)
Debt issuance costs and revolving credit facility origination fees	—	(4,975)
Net cash provided by financing activities	934,902	68,256
Net change in cash and cash equivalents	706,089	64,163
Cash and cash equivalents at beginning of period	1,077,429	845,641
Cash and cash equivalents at end of period	$1,783,518	$909,804

Cash paid (received) during the period for:
Interest, net of amount capitalized	$14,160	$3,995
Income taxes, net	$(110)	$4,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,783,518	$1,077,429
Accounts receivable (less accumulated provision for doubtful accounts: $4,775 at March 31, 2015 and $5,311 at December 31, 2014)	237,067	306,085
Derivative instruments, at fair value	458,760	458,460
Prepaid expenses and other	43,140	62,349
Total current assets	2,522,485	1,904,323

Equity in nonconsolidated investments	46,084	—

Property, plant and equipment	14,140,428	13,608,151
Less: accumulated depreciation and depletion	3,720,366	3,531,337
Net property, plant and equipment	10,420,062	10,076,814

Other assets	77,687	83,763
Total assets	$13,066,318	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$167,243	$166,011
Short-term loans	299,000	—
Accounts payable	326,133	444,077
Derivative instruments, at fair value	55,115	22,942
Other current liabilities	208,084	200,449
Total current liabilities	1,055,575	833,479

Long-term debt	2,818,200	2,822,889
Deferred income taxes	1,765,641	1,750,870
Other liabilities and credits	286,737	284,599
Total liabilities	5,926,153	5,691,837

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,384 at March 31, 2015 and 175,384 at December 31, 2014	1,994,659	1,895,632
Treasury stock, shares at cost: 23,038 at March 31, 2015 and 23,788 at December 31, 2014	(415,875)	(429,440)
Retained earnings	3,085,994	2,917,129
Accumulated other comprehensive income	158,981	199,494
Total common stockholders’ equity	4,823,759	4,582,815
Noncontrolling interests in consolidated subsidiaries	2,316,406	1,790,248
Total equity	7,140,165	6,373,063
Total liabilities and equity	$13,066,318	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Comprehensive income (net of tax):
Net income			192,193		18,742	210,935
Net change in cash flow hedges:
Natural gas, net of tax of $(14,896)				(21,931)		(21,931)
Interest rate, net of tax of $25				36		36
Pension and other post-retirement benefits liability adjustment, net of tax of $114				176		176
Dividends ($0.03 per share)			(4,542)			(4,542)
Stock-based compensation plans, net	867	(22,450)			586	(21,864)
Distributions to noncontrolling interests ($0.46 per common unit)					(12,432)	(12,432)
Balance, March 31, 2014	151,751	$1,399,655	$2,755,631	$22,984	$836,236	$5,014,506

Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			173,427		47,741	221,168
Net change in cash flow hedges:
Natural gas, net of tax of $(27,000)				(40,751)		(40,751)
Interest rate, net of tax of $25				36		36
Pension and other post-retirement benefits liability adjustment, net of tax of $128				202		202
Dividends ($0.03 per share)			(4,562)			(4,562)
Stock-based compensation plans, net	750	(10,241)			368	(9,873)
Distributions to noncontrolling interests ($0.58 per common unit)					(22,845)	(22,845)
Issuance of common units of EQT Midstream Partners, LP					696,681	696,681
Changes in ownership of consolidated subsidiary, net		122,833			(195,787)	(72,954)
Balance, March 31, 2015	152,346	$1,578,784	$3,085,994	$158,981	$2,316,406	$7,140,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2
A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2015 and December 31, 2014, the results of its operations for the three month periods ended March 31, 2015 and 2014 and its cash flows for the three month periods ended March 31, 2015 and 2014.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Certain previously reported amounts have been reclassified to conform to the current year presentation. The impact of these reclassifications were not material to any of the previously issued financial statements.

Certain prior year amounts in the Statements of Condensed Consolidated Cash Flows have been revised to correctly present changes in accrued liabilities related to the timing of payments for capital expenditures. For the three months ended March 31, 2014, net cash provided by operating activities decreased by approximately $12.2 million with a corresponding decrease in net cash used in investing activities as a result of this correction. The correction had no impact on the Statement of Consolidated Income.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Amounts related to discontinued operations included within the Statements of Consolidated Income for the three months ended March 31, 2014 relate to the sale of Equitable Gas Company, LLC and related transactions in 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19 of this Quarterly Report on Form 10-Q.

B.                        EQT Midstream Partners, LP

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

In connection with the Partnership’s initial public offering in 2012, the Partnership issued 17,339,718 subordinated units of the Partnership to the Company. As a result of the Partnership’s payment of its cash distribution for the fourth quarter of 2014 on February 13, 2015, the subordinated units converted, for no additional consideration, into common units representing limited partner interests in the Partnership on a one-for-one basis on February 17, 2015 upon satisfaction of certain conditions for termination of the subordination period set forth in the Partnership’s partnership agreement.

On March 10, 2015, the Company and certain subsidiaries of the Company entered into a contribution and sale agreement (Contribution Agreement) with the Partnership and EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of the Partnership. Pursuant to the Contribution Agreement, on March 17, 2015, a subsidiary of the Company contributed the Northern West Virginia Marcellus gathering system to EQM Gathering in exchange for total consideration of $925.7 million, consisting of approximately $873.2 million in cash, 511,973 Partnership common units and 178,816 Partnership general partner units (the NWV Gathering Transaction). EQM Gathering is consolidated by the Company as it is still controlled by the Company.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 17, 2015, the Partnership completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. The Partnership received net proceeds of approximately $696.7 million from the offering, including the full exercise of the underwriters’ overallotment option, after deducting the underwriters’ discount and offering expenses of approximately $24.4 million. As of March 31, 2015, the Company held a 2% general partner interest, all incentive distribution rights and a 30.2% limited partner interest in the Partnership. The Company’s limited partner interest in the Partnership consists of 21,811,643 common units. In connection with the March 2015 underwritten public offering by the Partnership, the Company recorded a $122.8 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $195.8 million and an increase to deferred tax liability of $73.0 million.

On March 30, 2015, the Company assigned 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of the Company that owns an approximate 55% interest in Mountain Valley Pipeline, LLC (MVP Joint Venture), to the Partnership in exchange for approximately $54.2 million, which represented the Partnership’s reimbursement to the Company for 100% of the capital contributions made by the Company in relation to MVP Joint Venture as of March 30, 2015. MVP Joint Venture is the Partnership’s joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc. and Vega Energy Partners, Ltd. formed to construct, own and operate the Mountain Valley Pipeline, an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. MVP Joint Venture has been determined to be a variable interest entity because MVP Joint Venture has insufficient equity to finance activities during the construction stage of the Mountain Valley Pipeline. The Partnership is not the primary beneficiary because it does not have the power to direct the activities of MVP Joint Venture that most significantly impact its economic performance. The Partnership’s investment in MVP Holdco is accounted for as an equity method investment and is reflected in Equity in Nonconsolidated Investments in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015. On March 11, 2015, MVP Joint Venture announced that WGL Holdings, Inc. and Vega Energy Partners, Ltd. had acquired 7% and 3% ownership interests, respectively, in MVP Joint Venture. As a result, the Partnership will be reimbursed $8.3 million of capital contributions and this reimbursement has been reflected in the Condensed Consolidated Balance Sheet as a receivable and a corresponding reduction in the investment in MVP Joint Venture to approximately $46.0 million as of March 31, 2015.

On April 15, 2015, pursuant to the Contribution Agreement, the Company sold a preferred interest in EQT Energy Supply, LLC, an indirect wholly owned subsidiary of the Company that generates revenue from services provided to a local distribution company, to the Partnership in exchange for total consideration of approximately $124.3 million.

C.                        Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, natural gas liquids (NGLs) and a limited amount of crude oil in the Appalachian and Permian Basins.  The EQT Midstream segment’s operations include the natural gas gathering, transmission, storage and marketing activities of the Company, including ownership and operation of the Partnership.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Revenues from external customers:
EQT Production	$502,194	$512,374
EQT Midstream	208,227	166,226
Less intersegment revenues, net (a)	(1,648)	(16,975)
Total	$708,773	$661,625

Operating income:
EQT Production	$185,843	$277,205
EQT Midstream	129,741	83,069
Unallocated expenses (b)	(825)	(3,483)
Total operating income	$314,759	$356,791

Reconciliation of operating income to income from continuing operations:

Total operating income	$314,759	$356,791
Other income	939	2,551
Interest expense	37,216	31,968
Income taxes	57,314	116,335
Income from continuing operations	$221,168	$211,039

	As of March 31, 2015	As of December 31, 2014
	(Thousands)
Segment assets:
EQT Production	$8,389,691	$8,153,199
EQT Midstream	2,800,865	2,709,052
Total operating segments	11,190,556	10,862,251
Headquarters assets, including cash and short-term investments	1,875,762	1,202,649
Total assets	$13,066,318	$12,064,900

(a)	Includes entries to eliminate intercompany natural gas sales from EQT Production to EQT Midstream.

(b)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$171,463	$131,239
EQT Midstream	23,195	21,009
Other	87	(137)
Total	$194,745	$152,111

Expenditures for segment assets:
EQT Production (c)	$481,974	$411,084
EQT Midstream	72,575	84,919
Other	893	560
Total	$555,442	$496,563

(c)     Expenditures for segment assets in the EQT Production segment include $51.0 million and $59.2 million for property acquisitions during the three months ended March 31, 2015 and 2014, respectively.

D.                        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements, that are primarily placed with financial institutions and the creditworthiness of all counterparties is regularly monitored. The Company also uses exchange traded futures contracts that obligate the Company to buy or sell a designated commodity at a future date for a specified price and quantity at a specified location. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances. The Company has also engaged in a limited number of swaptions and call options.

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

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument had been designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument was reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Historically, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of March 31, 2015 and December 31, 2014, the Company deferred net gains of $176.4 million and $217.1 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flows hedges and discontinue the use of cash flow hedge accounting. As of March 31, 2015 and December 31, 2014, the forecasted transactions remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The Company estimated that approximately $124.9 million and $153.2 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of March 31, 2015 and December 31, 2014, respectively, will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. As a result of the discontinuance of cash flow hedge accounting, all changes in fair value of the Company’s derivative instruments were recognized in the Statements of Consolidated Income in the first quarter of 2015 and changes in their value will continue to be recognized in the Statement of Consolidated Income each future period.

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

	Three Months Ended March 31,
	2015	2014
Commodity derivatives designated as cash flow hedges	(Thousands)
Amount of loss recognized in OCI (effective portion), net of tax	$—	$(39,194)
Amount of gain (loss) reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	40,751	(17,263)
Amount of loss recognized in operating revenues (ineffective portion) (a)	—	(22,260)

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in gain (loss) on derivatives not designated as hedges	$43,592	$(9,354)

(a)   No amounts were excluded from effectiveness testing of cash flow hedges.

The absolute quantities of the Company’s derivative commodity instruments totaled 615 Bcf and 624 Bcf as of March 31, 2015 and December 31, 2014, respectively, and were primarily related to natural gas swaps and collars. The open positions at March 31, 2015 and December 31, 2014 each had maturities extending through December 2018.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2015 and December 31, 2014.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$458,760	$(21,221)	$—	$437,539

Liability derivatives:
Derivative instruments, at fair value	$55,115	$(21,221)	$(209)	$33,685

As of December 31, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$458,460	$(22,810)	$—	$435,650

Liability derivatives:
Derivative instruments, at fair value	$22,942	$(22,810)	$(132)	$—

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $46.0 million, for which the Company had no collateral posted on March 31, 2015.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2015, the Company would have been required to post $3.5 million of additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2015.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade. Having a non-investment grade rating may result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade.

E.            Fair Value Measurements

The Company records its financial instruments, principally derivative instruments, at fair value in its Condensed Consolidated Balance Sheets.  The Company estimates the fair value using quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use as inputs market-based parameters, including forward curves, discount rates, volatilities and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk-free instrument and credit default swaps rates where available.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR-based discount rates and basis forward curves.  The Company’s collars, swaptions and options are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The Company uses NYMEX forward curves to value futures, commodity swaps, collars, swaptions and options. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$458,760	$—	$458,760	$—

Liabilities
Derivative instruments, at fair value	$55,115	$99	$55,016	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$458,460	$—	$458,460	$—

Liabilities
Derivative instruments, at fair value	$22,942	$132	$22,810	$—

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under the Partnership’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt (including the Partnership’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.3 billion at March 31, 2015 and December 31, 2014. The carrying value of long-term debt (including the Partnership’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.0 billion at March 31, 2015 and December 31, 2014.

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

The Company’s effective income tax rate for the three months ended March 31, 2015 was 20.6%, compared to 35.5% for the three months ended March 31, 2014.  The decrease in the effective income tax rate was primarily attributable to the increase in the Partnership earnings allocated to the noncontrolling limited partners resulting from the Partnership’s March 2015 and May 2014 underwritten public offerings of common units and also decreased state tax expense in 2015 as a result of lower pre-tax income in higher rate jurisdictions.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2015.  The Company believes that it is appropriately reserved for uncertain tax positions.

G.                       Revolving Credit Facilities

As of March 31, 2015 and December 31, 2014, the Company had no loans or letters of credit outstanding under its revolving credit facility. The Company did not have any short-term loans outstanding under its revolving credit facility at any time during the three months ended March 31, 2015 and 2014.

In January 2015, the Partnership amended its credit facility to, among other things, release its subsidiaries from their guarantee of obligations under the credit facility. As of March 31, 2015, the Partnership had $299.0 million of loans and no letters of credit outstanding under its revolving credit facility. As of December 31, 2014, the Partnership had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans under the Partnership’s revolving credit facility at any time during the three months ended March 31, 2015 and 2014 was $390.0 million and $110.0 million, respectively. The average daily balance of short-term loans outstanding under the Partnership’s credit facility was approximately $59.9 million and $92.9 million at a weighted average annual interest rate of 1.68% and 1.72% during the three months ended March 31, 2015 and 2014, respectively.

The Company incurred commitment fees averaging approximately 6 basis points for the three months ended March 31, 2015 and 2014 to maintain credit availability under its revolving credit facility. The Partnership incurred commitment fees averaging approximately 6 basis points for the three months ended March 31, 2015 and 2014 to maintain credit availability under its revolving credit facility.

H.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 719,844 and 1,387,667 for the three months ended March 31, 2015 and 2014, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 133,500 for the three months ended March 31, 2015. There were no options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive for the three months ended March 31, 2014.  The impact of the Partnership’s dilutive units did not have a material impact on the Company’s earnings per share calculations for either of the periods presented.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

I.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended March 31, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2015	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(40,751)	(a)	36	(a)	202	(b)	(40,513)
Change in accumulated other comprehensive income, net of tax	(40,751)		36		202		(40,513)
Accumulated OCI (loss), net of tax, as of March 31, 2015	$176,370		$(951)		$(16,438)		$158,981

	Three Months Ended March 31, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(39,194)	(a)	—		—		(39,194)
Losses reclassified from accumulated OCI, net of tax	17,263	(a)	36	(a)	176	(b)	17,475
Change in accumulated other comprehensive (loss) income, net of tax	(21,931)		36		176		(21,719)
Accumulated OCI (loss), net of tax, as of March 31, 2014	$39,768		$(1,096)		$(15,688)		$22,984

(a)   See Note D for additional information.

(b)   This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans.  See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

J.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most of the existing revenue recognition requirements in United States GAAP when it becomes effective. The guidance in ASU No. 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is not permitted. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 will replace most of the existing consolidation analysis requirements in United States GAAP when it becomes effective. The guidance in ASU No. 2015-02 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU No. 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments will be effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Ohio Valley Connector and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (Partnership) and other asset sales, joint ventures or other transactions involving the Company’s assets; the percentage interest in EQT GP Holdings, LP (EQGP) the Company sells in, and the Company's use of proceeds from, the expected initial public offering of EQGP common units; natural gas prices and changes in basis; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Income from continuing operations attributable to EQT Corporation for the three months ended March 31, 2015 was $173.4 million, $1.14 per diluted share, compared with $192.3 million, $1.26 per diluted share, for the three months ended March 31, 2014. The $18.9 million decrease in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 33% decrease in the average realized price, higher operating expenses, and higher net income attributable to noncontrolling interests, partially offset by increased production sales volumes, increased gains on derivatives not designated as hedges, increased gathering and transmission firm reservation revenues and a lower effective tax rate.

The average realized price to EQT Corporation for production sales volumes was $3.70 per Mcfe for the three months ended March 31, 2015 compared to $5.51 per Mcfe for the three months ended March 31, 2014.  The average New York Mercantile Exchange (NYMEX) natural gas index price was $2.98 per MMBtu during the first quarter of 2015, 40% lower than the average index price of $4.94 per MMBtu during the first quarter of 2014. In addition, the average differential decreased $0.46 per Mcf primarily due to lower Appalachian Basin basis, which was partially offset by increased recoveries.

Net income attributable to noncontrolling interests of the Partnership was $47.7 million for the three months ended March 31, 2015 compared to $18.7 million for the three months ended March 31, 2014. The $29.0 million increase was primarily the result of increased noncontrolling interests as a result of the Partnership’s March 2015 and May 2014 underwritten public offerings of common units and higher capacity reservation revenues in the Partnership. The Partnership completed underwritten public offerings of additional Partnership common units in connection with the NWV Gathering Transaction (as described in Note B to the Condensed Consolidated Financial Statements) and the sale of the Jupiter gathering system to the Partnership in the second quarter of 2014.

See "Business Segment Results of Operations" for a discussion of production sales volumes and gathering and transmission firm reservation revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

Revenues earned by the Company at the wellhead from the sale of natural gas, natural gas liquids (NGLs) and oil are split between EQT Production and EQT Midstream. The split is reflected in the calculation of EQT Production’s average realized price.  The following operational information presents detailed gross liquid and natural gas operational information as well as midstream deductions to assist in the understanding of the Company’s consolidated operations.

The operational information in the table below presents an average realized price ($/Mcfe) to EQT Production and EQT Corporation, which is based on EQT Production adjusted net operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted net operating revenues are presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings. EQT Production adjusted net operating revenues should not be considered as an alternative to EQT Corporation total operating revenues as reported in the Statements of Consolidated Income, the most directly comparable GAAP financial measure. See "Reconciliation of Non-GAAP Measures" for a reconciliation of EQT Production adjusted net operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2015	2014	%
LIQUIDS
NGLs:
Sales volume (MMcfe) (a)	13,281	7,767	71.0
Sales volume (Mbbls)	2,214	1,295	71.0
Gross price ($/Bbl)	$22.14	$55.71	(60.3)
Gross NGL sales	$49,014	$72,114	(32.0)
Third-party processing	(18,381)	(11,818)	55.5
Net NGL sales	$30,633	$60,296	(49.2)
Oil:
Sales volume (MMcfe) (a)	1,010	304	232.2
Sales volume (Mbbls)	168	51	229.4
Net price ($/Bbl)	$37.58	$83.10	(54.8)
Net oil sales	$6,328	$4,214	50.2

Net liquids sales	$36,961	$64,510	(42.7)

NATURAL GAS
Sales volume (MMcf)	130,907	98,052	33.5
NYMEX price ($/MMBtu) (b)	$2.99	$4.92	(39.2)
Btu uplift	$0.27	$0.35	(22.9)
Gross natural gas price ($/Mcf)	$3.26	$5.27	(38.1)

Basis ($/Mcf)	$(1.00)	$(0.24)	316.7
Recoveries ($/Mcf) (c)	1.52	1.26	20.6
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.06)	(0.10)	(40.0)
Average differential ($/Mcf)	$0.46	$0.92	(50.0)

Average adjusted price - unhedged ($/Mcf)	$3.72	$6.19	(39.9)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.52	(0.29)	(279.3)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.08	—	100.0
Average adjusted price, including cash settled derivatives ($/Mcf)	$4.32	$5.90	(26.8)

Net natural gas sales, including cash settled derivatives	$565,580	$577,703	(2.1)

TOTAL PRODUCTION
Total net natural gas & liquids sales, including cash settled derivatives	$602,541	$642,213	(6.2)
Total sales volume (MMcfe)	145,198	106,123	36.8

Net natural gas & liquids price, including cash settled derivatives ($/Mcfe)	$4.15	$6.05	(31.4)

Midstream Deductions ($/Mcfe)
Gathering to EQT Midstream	$(0.74)	$(0.73)	1.4
Transmission to EQT Midstream	(0.19)	(0.21)	(9.5)
Third-party gathering and transmission costs	(0.45)	(0.54)	(16.7)
Total midstream deductions	$(1.38)	$(1.48)	(6.8)
Average realized price to EQT Production ($/Mcfe)	$2.77	$4.57	(39.4)
Gathering and transmission to EQT Midstream ($/Mcfe)	$0.93	$0.94	(1.1)
Average realized price to EQT Corporation ($/Mcfe)	$3.70	$5.51	(32.8)

(a)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(b)	The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.98 and $4.94 for the three months ended March 31, 2015 and 2014, respectively).

(c)
Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the sale of unused capacity. Recoveries includes approximately $0.22 and $0.15 per Mcf for the three months ended March 31, 2015 and 2014, respectively, for the sale of unused capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Measures

The table below reconciles EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure, to EQT Corporation total operating revenues as reported in the Statements of Consolidated Income, its most directly comparable financial measure calculated in accordance with GAAP.

The Company reports gain (loss) for hedging ineffectiveness and gain (loss) on derivatives not designated as hedges within total operating revenues in the Statements of Consolidated Income.

Third-party costs incurred to gather, process and transport gas produced by EQT Production to market sales points are recorded as transportation and processing costs in the EQT Production segment results and as a portion of transportation and processing costs in the Statements of Consolidated Income. Some transportation costs incurred by the Company are marketed for resale and are not incurred to transport gas produced by EQT Production. These transportation costs are reflected as a deduction from total operating revenues in the EQT Production segment results and in the Statements of Consolidated Income.

Calculation of EQT Production adjusted net operating revenues	Three Months Ended March 31,
$ in thousands (unless noted)	2015	2014
EQT Production total operating revenues, as reported on segment page	$502,194	$512,374
(Deduct) add back:
Loss for hedging ineffectiveness	—	22,260
(Gain) loss on derivatives not designated as hedges	(44,246)	5,140
Net cash settlements received (paid) on derivatives not designated as hedges	3,473	(9,717)
EQT Production transportation and processing, as reported on segment page	(59,640)	(44,629)
EQT Production adjusted net operating revenues, a non-GAAP measure	$401,781	$485,428

Total sales volumes (MMcfe)	145,198	106,123

Average realized price to EQT Production ($/Mcfe)	$2.77	$4.57
Add:
Gathering and Transmission to EQT Midstream ($/Mcfe)	$0.93	$0.94
Average realized price to EQT Corporation ($/Mcfe)	$3.70	$5.51

EQT Production total operating revenues, as reported on segment page	$502,194	$512,374
EQT Midstream total operating revenues, as reported on segment page	208,227	166,226
Less: intersegment revenues, net	(1,648)	(16,975)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$708,773	$661,625

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results of Operations

Business segment operating results from continuing operations are presented in the segment discussions and financial tables on the following pages. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income, interest, and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

The Company has reported the components of each segment’s operating income from continuing operations and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. Purchased gas costs at EQT Midstream include natural gas purchases, including natural gas purchases from affiliates, purchased gas costs adjustments and other gas supply expenses. These purchased gas costs are primarily attributable to transactions with affiliates and are eliminated in consolidation. Consistent with the consolidated results, energy trading contracts recorded within storage, marketing and other are reported net within operating revenues, regardless of whether the contracts are physically or financially settled. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note C to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	121,471	83,126	46.1
Horizontal Huron Play	9,133	7,119	28.3
Other	14,594	15,878	(8.1)
Total production sales volumes (b)	145,198	106,123	36.8

Average daily sales volumes (MMcfe/d)	1,613	1,179	36.8

Average realized price to EQT Production ($/Mcfe)	$2.77	$4.57	(39.4)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.11	$0.14	(21.4)
Production taxes ($/Mcfe)	$0.10	$0.16	(37.5)
Production depletion ($/Mcfe)	$1.16	$1.21	(4.1)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$169,028	$128,557	31.5
Other DD&A	2,435	2,682	(9.2)
Total DD&A (thousands)	$171,463	$131,239	30.6

Capital expenditures (thousands)	$481,974	$411,084	17.2

FINANCIAL DATA (thousands)

Revenues:
Production sales	$457,948	$539,774	(15.2)
Loss for hedging ineffectiveness	—	(22,260)	100.0
Gain (loss) on derivatives not designated as hedges	44,246	(5,140)	960.8
Total operating revenues	502,194	512,374	(2.0)

Operating expenses:
Transportation and processing	59,640	44,629	33.6
LOE, excluding production taxes	16,534	14,847	11.4
Production taxes	14,822	17,093	(13.3)
Exploration expense	12,544	1,412	788.4
SG&A	41,348	25,949	59.3
DD&A	171,463	131,239	30.6
Total operating expenses	316,351	235,169	34.5
Operating income	$185,843	$277,205	(33.0)

(a)	Includes Upper Devonian wells.

(b)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

EQT Production’s operating income totaled $185.8 million for the three months ended March 31, 2015 compared to $277.2 million for the three months ended March 31, 2014.  The $91.4 million decrease in operating income was primarily due to a lower average realized price to EQT Production and increased operating expenses, partly offset by increased sales of produced natural gas and increased gains on derivatives not designated as hedges.

Total operating revenues were $502.2 million for the three months ended March 31, 2015 compared to $512.4 million for the three months ended March 31, 2014.  The $10.2 million decrease in operating revenues was primarily due to a 39% decrease in the average realized price to EQT Production partly offset by a 37% increase in production sales volumes and favorable changes in gains on derivatives not designated as hedges and hedging ineffectiveness.

The $1.80 per Mcfe decrease in the average realized price to EQT Production for the three months ended March 31, 2015 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives, a decrease in the average natural gas differential of $0.46 per Mcf and lower NGL prices. The change in the average differential includes lower Appalachian Basin basis of $0.76 per Mcf and increased recoveries of $0.26 per Mcf. Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the resale of unused capacity. For the quarter ended March 31, 2015, EQT Production recognized higher recoveries compared to the quarter ended March 31, 2014 primarily by using its contracted transportation capacity to sell gas in higher priced markets as well as from favorable fixed price sales contracts. The Company had more contracted transportation capacity available to move gas out of the Appalachian Basin in the first quarter of 2015 compared to the first quarter of 2014, primarily related to additional Texas Eastern Transmission capacity of 300,000 MMBtu per day which came online in November 2014.

The increase in production sales volumes was the result of increased production from the 2013 and 2014 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the quarter ended March 31, 2015 included a $44.2 million gain on derivatives not designated as hedges compared to $5.1 million of derivative losses for the quarter ended March 31, 2014. The gains for the quarter ended March 31, 2015 related to favorable changes in the fair market value of EQT Production’s NYMEX hedges due to the decrease in NYMEX prices during the first quarter of 2015, partly offset by unfavorable changes in the fair market value of EQT Production’s basis swaps due to the increase in certain basis prices during the first quarter of 2015. The $44.2 million gain on derivatives not designated as hedges for the quarter ended March 31, 2015 included $3.5 million of net cash settlements received, while the $5.1 million loss on derivatives not designated as hedges for the quarter ended March 31, 2014 included $9.7 million of net cash settlements paid. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $316.4 million for the three months ended March 31, 2015 compared to $235.2 million for the three months ended March 31, 2014. The increase in operating expenses was the result of increases in DD&A, SG&A, transportation and processing, exploration expense and LOE partially offset by a decrease in production taxes. The increase in DD&A expense was the result of higher produced volumes partially offset by a lower overall depletion rate in the current year. The increase in SG&A was primarily due to $7.0 million of drilling program reduction charges in the Permian and Huron Basins including rig release penalties, $4.3 million of Utica proved property impairment, and higher personnel costs of $4.3 million including incentive compensation. Transportation and processing increased by $15.0 million primarily due to additional contracted capacity to move natural gas out of the Appalachian Basin and increased liquids processing fees. Transportation and processing expenses are included in the average realized price to EQT Production. Exploration expense increased due to increased impairments of unproved lease acreage of $10.8 million resulting from lease expirations during the first quarter of 2015 compared to the first quarter of 2014. The increase in LOE was mainly due to increased Marcellus activity. The decrease in production taxes was primarily driven by a $3.2 million decrease in severance taxes due to lower market sales prices partly offset by higher production sales volumes in certain jurisdictions subject to these taxes.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014	%
OPERATIONAL DATA
Net operating revenues (thousands):
Gathering
Firm reservation fee revenues	$58,373	$1,289	4,428.5
Volumetric based fee revenues:
Usage fees under firm contracts (a)	9,549	—	100.0
Usage fees under interruptible contracts	60,938	88,087	(30.8)
Total volumetric based fee revenues	70,487	88,087	(20.0)
Total gathering net revenues	$128,860	$89,376	44.2

Transmission
Firm reservation fee revenues	$61,854	$41,805	48.0
Volumetric based fee revenues:
Usage fees under firm contracts (a)	8,575	8,876	(3.4)
Usage fees under interruptible contracts	1,536	1,428	7.6
Total volumetric based fee revenues	10,111	10,304	(1.9)
Total transmission net revenues	$71,965	$52,109	38.1

Storage, marketing and other revenues	5,782	7,220	(19.9)
Total net operating revenues	$206,607	$148,705	38.9

Gathered volumes (BBtu per day):
Firm reservation	967	—	100.0
Volumetric based services (b)	1,087	1,402	(22.5)
Total gathered volumes	2,054	1,402	46.5

Gathering and compression expense ($/MMBtu)	$0.11	$0.16	(31.3)

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	2,025	1,338	51.3
Volumetric based services (b)	213	262	(18.7)
Total transmission pipeline throughput	2,238	1,600	39.9

Contracted firm transmission reservation commitments (BBtu per day)	2,947	2,004	47.1

Capital expenditures (thousands)	$72,575	$84,919	(14.5)

FINANCIAL DATA (thousands)
Total operating revenues	$208,227	$166,226	25.3
Purchased gas costs	1,620	17,521	(90.8)
Total net operating revenues	206,607	148,705	38.9
Operating expenses:
Operation and maintenance (O&M)	28,193	25,154	12.1
SG&A	25,478	19,473	30.8
DD&A	23,195	21,009	10.4
Total operating expenses	76,866	65,636	17.1

Operating income	$129,741	$83,069	56.2

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

EQT Midstream’s operating income totaled $129.7 million for the three months ended March 31, 2015 compared to $83.1 million for the three months ended March 31, 2014. The increase in operating income was primarily the result of increased net gathering and transmission operating revenues, partly offset by increased operating expenses and a decrease in storage, marketing and other net operating revenues.

Gathering net operating revenues increased $39.5 million, or 44%, driven primarily by the 47% increase in gathered volumes and increased firm reservation contracts. The average daily gathered volume increase was driven by higher affiliate and third-party volumes primarily in the Marcellus play. The Company significantly increased gathering revenues earned under firm reservation contracts in the first quarter of 2015 compared to 2014, consistent with its business strategy.

Transmission net operating revenues increased by $19.9 million as a result of higher firm reservation fees, reflecting increased production development in the Marcellus Shale by third party and affiliate producers.

Storage, marketing and other net operating revenues decreased from the prior year primarily as a result of lower revenues on NGLs marketed for non-affiliate producers, due to lower liquids pricing in the current year.

Total operating expenses increased $11.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. SG&A expense increased $6.0 million, primarily due to increased allocated expenses from affiliates of $2.1 million, the impairment of certain expiring right of way options of $1.8 million, higher personnel costs, including incentive compensation costs, of $1.2 million and increased professional services primarily related to the Partnership. O&M expense increased $3.0 million as a result of higher personnel costs, including incentive compensation costs, of $0.9 million, higher property taxes of $0.8 million and higher contract labor costs of $0.6 million. DD&A increased $2.2 million as a result of additional assets placed in-service.

Total operating revenues increased $42.0 million primarily as a result of increased gathering and transmission revenue offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $15.9 million primarily as a result of reduced natural gas purchases from affiliates for gas marketing activities.

Other Income Statement Items

Interest Expense

Interest expense increased $5.2 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of additional interest expense of $5.0 million related to the Partnership’s 4.00% Senior Notes due 2024 issued during the third quarter of 2014.

Income Taxes

Income tax expense decreased $59.0 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of lower pre-tax income attributable to the Company and a lower effective income tax rate. The Company’s effective income tax rate was 20.6% for the first quarter of 2015 compared to 35.5% for the first quarter of 2014. The overall rate was lower than the federal statutory rate for 2015 as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of Partnership earnings, but is not required to record an income tax provision with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners. The rate was also lower during the three months ended March 31, 2015 due to decreased state income taxes in 2015 as a result of lower pre-tax income in higher rate jurisdictions.

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

The Company believes the outlook for its businesses is favorable despite the continued uncertainty of natural gas, NGL and oil prices. The Company’s resource base, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its key operating areas.

As a result of the continued low price environment for natural gas, NGLs and oil in the first part of 2015, the Company suspended drilling on its acreage in the Permian Basin in the first quarter of 2015 and revised its estimate of 2015 capital investment, excluding acquisitions, to be approximately $2.4 billion, which includes the Partnership, reduced from the Company's previous estimate of approximately $2.55 billion. The reduction is primarily attributable to lower expected drilling and completion service costs. Capital investment for EQT Production in 2015 is expected to be approximately $1.7 billion, including $1.5 billion related to well development (primarily drilling), to support the drilling of approximately 188 gross wells, including 141 Marcellus wells, 40 Upper Devonian wells and 7 other wells. Estimated sales volumes are expected to be 585 - 600 Bcfe for an anticipated production sales volume growth of approximately 24% in 2015, while NGL volumes are expected to be 9,000 - 10,000 Mbbls. To support continued growth in production, the Company plans to invest approximately $0.7 billion on midstream infrastructure in 2015.  The 2015 capital investment plan is expected to be funded by cash on hand, cash flow generated from operations, proceeds from midstream asset sales (dropdowns) to the Partnership, Partnership capital raises, and proceeds from the expected initial public offering (IPO) of common units of EQT GP Holdings, LP (EQGP).

In February 2015, the Company filed a registration statement with the Securities and Exchange Commission for an IPO of common units of a master limited partnership, EQGP, that will own the general partner interest and the incentive distribution rights in the Partnership, as well as the Company’s limited partner interests in the Partnership. Under the proposed structure, EQT expects to sell a small percentage of EQGP to the public in the IPO, subject to market conditions. At the closing of the IPO, EQT expects to own the general partner of EQGP, and more than 80% percent of EQGP’s common units. EQT intends to use the net proceeds from the IPO for the development of its existing assets, future capital expenditures, and other general corporate purposes.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically accelerates the monetization of its asset base and prudently pursues investment opportunities, all while maintaining a strong balance sheet with solid cash flow.  While the tactics continue to evolve based on market conditions, the Company may consider arrangements, including asset sales and joint ventures, to monetize the value of certain mature assets for re-deployment into its highest value development opportunities.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the three months ended March 31, 2015 were cash flows from operating activities, proceeds from the underwritten public offering of the Partnership’s common units and an increase in the Partnership’s short term debt, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $453.1 million for the three months ended March 31, 2015 compared to $475.9 million for the three months ended March 31, 2014.  The $22.8 million decrease in operating activities was primarily the result of a 33% lower average realized price to EQT Corporation, partially offset by increased production sales volume, increased gathering and transmission firm reservation revenues and slightly lower net working capital requirements.

Investing Activities

Net cash flows used in investing activities totaled $681.9 million for the three months ended March 31, 2015 compared to $480.0 million for the three months ended March 31, 2014. The $201.9 million increase was attributable to higher capital expenditures of $627.7 million in the first three months of 2015 compared to $480.0 million in 2014, which was primarily the result of an increase in well development and acreage acquisition expenditures, including payment for capital expenditures accrued at December 31, 2014 and 2013, respectively, and a $54.2 million capital contribution to Mountain Valley Pipeline, LLC in 2015. The increase in well development was driven by an increase in completed frac stages and higher spending in the Marcellus play. The Company spud 49 gross wells in the first quarter of 2015, including 47 horizontal Marcellus and Upper Devonian wells and 2 horizontal Permian Basin wells. The Company spud 64 gross wells in the first quarter of 2014, including 50 horizontal Marcellus and Upper Devonian wells and 14 horizontal Huron wells.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows exclude non-cash capital expenditures for certain labor overhead costs, including $6.4 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively, for a portion of non-cash stock-based compensation expense and expenditures accrued but unpaid at the balance sheet date.

Financing Activities

Cash flows provided by financing activities totaled $934.9 million for the three months ended March 31, 2015 compared to cash flows provided by financing activities of $68.3 million for the three months ended March 31, 2014, an increase of $866.6 million between periods. The Company received net proceeds of $696.7 million from the Partnership’s March 2015 underwritten public offering of common units and $299.0 million from increased borrowings on the Partnership’s revolving line of credit, and paid distributions to noncontrolling interests of $22.8 million during the three months ended March 31, 2015. The Company also paid $39.8 million for income tax withholdings related to the vesting or exercise of equity awards during the three months ended March 31, 2015.  Under the Company’s share-based incentive awards, in connection with the settlement of equity awards, the Company may withhold shares or accept surrendered shares from Company employees holding the awards in exchange for satisfying the cash income tax withholding obligations with respect to the settlement of the awards. The Company received net proceeds from short-term loans of $110.0 million, paid $47.5 million for income tax withholdings related to the vesting or exercise of equity awards, paid distributions to noncontrolling interests of $12.4 million and repaid maturing long-term debt of $3.2 million during the three months ended March 31, 2014.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2015.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of the Partnership at March 31, 2015.  Changes in credit ratings may affect the Partnership’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Service	BBB-	Stable
Fitch Ratings Service	BBB-	Stable

The Company’s and the Partnership’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company and the Partnership cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the ratings, particularly below investment grade, the Company's or the Partnership's access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of March 31, 2015, the Company was in compliance with all debt provisions and covenants.

The Partnership’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under the Partnership’s credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of March 31, 2015, the Partnership was in compliance with all debt provisions and covenants.

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

As of April 22, 2015, the approximate volumes and prices of Company’s total hedge position through December 2017 were:

NYMEX swaps and fixed price sales	2015 (b)	2016 (c)	2017 (c)
Total Volume (Bcf)	234	167	31
Average Price per Mcf (a)	$4.00	$4.14	$4.27
Collars
Total Volume (Bcf)	30	—	—
Average Floor Price per Mcf (NYMEX) (a)	$4.57	$—	$—
Average Cap Price per Mcf (NYMEX) (a)	$7.21	$—	$—

(a)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.
(b)     April through December 31.
(c)     For 2016 and 2017, the Company also has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. The Company also sold calendar year 2016 and 2017 calls/swaptions for approximately 18 Bcf at a strike price of $4.24 per Mcf and approximately 6 Bcf at a strike price of $3.93 per Mcf, respectively.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note D to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

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

Dividend

On April 15, 2015, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable June 1, 2015, to the Company’s shareholders of record at the close of business on May 15, 2015.

On April 21, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.61 per unit for the first quarter of 2015, together with the corresponding distribution to the general partner of $1.0 million related to its 2% general partner interest and $8.1 million related to its incentive distribution rights. The cash distribution is payable on May 15, 2015, to unitholders of record at the close of business on May 5, 2015, and to the general partner.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2015.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company, primarily at EQT Production.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note D to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge basis and to hedge exposure to fluctuations in interest rates.  The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge & Financial Risk Committee and reviewed by the Audit Committee of the Board of Directors.

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

With respect to the derivative commodity instruments held by the Company as of March 31, 2015 and December 31, 2014, the Company hedged portions of expected sales of equity production, portions of forecasted purchases and sales, and portions of its basis exposure covering approximately 553 Bcf and 563 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2015 and December 31, 2014 levels would increase the fair value of natural gas derivative instruments by approximately $122.3 million and $126.6 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the March 31, 2015 and December 31, 2014 levels would decrease the fair value of natural gas derivative instruments by approximately $122.8 million and $126.5 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note D to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2015 and December 31, 2014. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company and the Partnership earn on cash, cash equivalents and short-term investments and the interest rates the Company and the Partnership pay on borrowings under their respective revolving credit facilities. All of the Company’s and the Partnership’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates.  Changes in interest rates do affect the fair value of the Company’s and the Partnership’s fixed rate debt. See Note G to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note E to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts.  This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change.  The Company believes that NYMEX-traded futures contracts have limited credit risk because Commodity Futures Trading Commission (CFTC) regulations are in place to protect exchange participants, including the Company, from potential financial instability of the exchange members. The Company’s OTC derivative instruments are primarily with financial institutions and, thus, are subject to events that would impact those companies individually as well as that industry as a whole.

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

Approximately 89%, or $458.8 million, of the Company’s OTC derivative contracts at March 31, 2015 had a positive fair value. Approximately 95%, or $458.5 million, of the Company’s OTC derivative contracts at December 31, 2014 had a positive fair value.

As of March 31, 2015, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of March 31, 2015, the Company had no loans or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

The Partnership has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of March 31, 2015, the Partnership had $299 million of loans and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

In June and August 2012, the Company received three Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (the PADEP). The NOVs alleged violations of the Pennsylvania Oil and Gas Act and Clean Streams Law in connection with the unintentional release in May 2012, by a Company vendor, of water from an impaired water pit at a Company well location in Tioga County, Pennsylvania. Since confirming a release, the Company has cooperated with the PADEP in remediating the affected areas.

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty (CACP) from the PADEP and the Pennsylvania Fish and Boat Commission (the PFBC). Under the CACP, the PADEP proposed a civil penalty related to the NOVs and the PFBC proposed a civil penalty related to possible violations of the Pennsylvania Fish and Boat Code. The Company was unable to resolve the PADEP claims due to the agency’s interpretation of the penalty provisions of the Clean Streams Law. Accordingly, on September 19, 2014, the Company filed a declaratory judgment action in the Commonwealth Court of Pennsylvania against the PADEP seeking a court ruling on the legal interpretation. A Commonwealth Court decision upholding the PADEP’s preliminary objections to the Company’s complaint is on appeal to the Pennsylvania Supreme Court.  On October 7, 2014, the PADEP filed a complaint against the Company before the Pennsylvania Environmental Hearing Board seeking $4.53 million in civil penalties. The Company believes the PADEP’s penalty assessment is legally flawed and unsupportable under the Clean Streams Law.

On September 30, 2014, the PFBC filed a misdemeanor complaint against the Company through the Pennsylvania Attorney General’s Office in the Tioga County court. On March 16, 2015, the Company pleaded no contest to six strict liability misdemeanors and paid a penalty of $30,000 to resolve the PFBC complaint.

While the Company expects the PADEP’s claims to result in penalties that exceed $100,000, the Company expects the resolution of these matters, individually and in the aggregate, will not have a material impact on the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2015:

Period	Total number of shares purchased (a)	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2015 (January 1 – January 31)	2,955	$77.52	—	700,000
February 2015 (February 1 – February 28)	7,508	76.62	—	700,000
March 2015 (March 1 – March 31)	—	—	—	700,000
Total	10,463	$76.87	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of March 31, 2015, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

10.01	Assignment and Assumption Agreement dated March 30, 2015 between EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer
 Date:  April 23, 2015

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

10.01	Assignment and Assumption Agreement dated March 30, 2015 between EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC	Filed herewith as Exhibit 10.01 *

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101

* Incorporated herein by reference.