Form 10-Q
period 2015-06-30
EQT Corp
filed 2015-07-23
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of June 30, 2015, 152,404 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$367,342	$485,181	$947,707	$1,070,373
Pipeline and marketing services	61,573	49,512	146,389	135,299
Gain (loss) on derivatives not designated as hedges	4,259	(8,525)	47,851	(17,879)
Total operating revenues	433,174	526,168	1,141,947	1,187,793

Operating expenses:
Transportation and processing	62,942	51,723	122,676	96,898
Operation and maintenance	32,061	27,587	60,308	52,808
Production	31,492	31,882	62,848	63,822
Exploration	11,422	7,452	23,976	8,871
Selling, general and administrative	65,404	63,283	132,782	112,251
Depreciation, depletion and amortization	196,819	157,219	391,564	309,330
Total operating expenses	400,140	339,146	794,154	643,980

Gain on sale / exchange of assets	—	37,749	—	37,749
Operating income	33,034	224,771	347,793	581,562

Other income	2,689	2,579	3,628	5,130
Interest expense	36,833	31,873	74,049	63,841
(Loss) income before income taxes	(1,110)	195,477	277,372	522,851
Income tax (benefit) expense	(64,857)	59,089	(7,543)	175,424
Income from continuing operations	63,747	136,388	284,915	347,427
Income from discontinued operations, net of tax	—	1,876	—	1,772
Net income	63,747	138,264	284,915	349,199
Less: Net income attributable to noncontrolling interests	58,211	27,343	105,952	46,085
Net income attributable to EQT Corporation	$5,536	$110,921	$178,963	$303,114

Amounts attributable to EQT Corporation:
Income from continuing operations	$5,536	$109,045	$178,963	$301,342
Income from discontinued operations, net of tax	—	1,876	—	1,772
Net income	$5,536	$110,921	$178,963	$303,114

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	152,454	151,744	152,220	151,522
Income from continuing operations	$0.04	$0.72	$1.18	$1.99
Income from discontinued operations, net of tax	—	0.01	—	0.01
Net income	$0.04	$0.73	$1.18	$2.00
Diluted:
Weighted average common stock outstanding	152,877	152,570	152,751	152,537
Income from continuing operations	$0.04	$0.72	$1.17	$1.98
Income from discontinued operations, net of tax	—	0.01	—	0.01
Net income	$0.04	$0.73	$1.17	$1.99
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Net income	$63,747	$138,264	$284,915	$349,199

Other comprehensive loss, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $28,211, $12,984, $55,211 and $27,880	(42,581)	(19,307)	(83,332)	(41,238)
Interest rate, net of tax expense of $25, $25, $50 and $50	36	36	72	72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $128, $113, $255 and $227	202	176	404	352
Other comprehensive loss	(42,343)	(19,095)	(82,856)	(40,814)
Comprehensive income	21,404	119,169	202,059	308,385
Less: Comprehensive income attributable to noncontrolling interests	58,211	27,343	105,952	46,085
Comprehensive (loss) income attributable to EQT Corporation	$(36,807)	$91,826	$96,107	$262,300

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$284,915	$349,199
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(195,925)	54,577
Depreciation, depletion and amortization	391,564	309,330
Asset impairments	28,428	6,519
Gain on sale / exchange of assets	—	(37,749)
Gain on dispositions	—	(3,598)
(Recoveries of) provision for losses on accounts receivable	(1,648)	919
Other income	(3,628)	(5,130)
Stock-based compensation expense	28,429	20,810
Loss recognized in operating revenues for hedging ineffectiveness	—	21,273
(Gain) loss on derivatives not designated as hedges	(47,851)	17,879
Cash settlements received (paid) on derivatives not designated as hedges	38,775	(10,836)
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	—	9,463
Excess tax benefits on stock-based compensation	(21,604)	(28,497)
Accounts receivable	157,343	(443)
Accounts payable	(63,390)	21,725
Other items, net	60,619	39,979
Net cash provided by operating activities	656,027	765,420

Cash flows from investing activities:
Capital expenditures from continuing operations	(1,321,002)	(994,520)
Capital expenditures associated with Range asset exchange	—	(157,256)
Capital contribution to Mountain Valley Pipeline, LLC	(45,885)	—
Restricted cash, net	—	(342,744)
Proceeds from sale of assets	—	7,444
Net cash used in investing activities	(1,366,887)	(1,487,076)

Cash flows from financing activities:
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	696,582	902,451
Proceeds from the sale of common units of EQT GP Holdings, LP, net of sale costs	674,374	—
Increase in short-term loans	434,000	450,000
Decrease in short-term loans	(122,000)	(120,000)
Dividends paid	(9,141)	(9,101)
Distributions to noncontrolling interests	(52,672)	(25,674)
Repayments and retirements of long-term debt	(9,003)	(3,169)
Proceeds and excess tax benefits from exercises under employee compensation plans	27,679	42,042
Cash paid for taxes related to net settlement of share-based incentive awards	(44,856)	(48,826)
Debt issuance costs and revolving credit facility origination fees	—	(5,075)
Repurchase and retirement of common stock	(3,375)	(32,368)
Net cash provided by financing activities	1,591,588	1,150,280
Net change in cash and cash equivalents	880,728	428,624
Cash and cash equivalents at beginning of period	1,077,429	845,641
Cash and cash equivalents at end of period	$1,958,157	$1,274,265

Cash paid during the period for:
Interest, net of amount capitalized	$74,101	$62,519
Income taxes, net	$76,420	$89,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,958,157	$1,077,429
Accounts receivable (less accumulated provision for doubtful accounts: $3,658 at June 30, 2015 and $5,311 at December 31, 2014)	150,390	306,085
Derivative instruments, at fair value	349,152	458,460
Prepaid expenses and other	32,608	62,349
Total current assets	2,490,307	1,904,323

Equity in nonconsolidated investments	46,478	—

Property, plant and equipment	14,808,650	13,608,151
Less: accumulated depreciation and depletion	3,906,192	3,531,337
Net property, plant and equipment	10,902,458	10,076,814

Other assets	133,087	83,763
Total assets	$13,572,330	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$160,000	$166,011
Short-term loans	312,000	—
Accounts payable	287,323	444,077
Derivative instruments, at fair value	43,696	22,942
Other current liabilities	228,304	200,449
Total current liabilities	1,031,323	833,479

Long-term debt	2,818,200	2,822,889
Deferred income taxes	1,801,490	1,750,870
Other liabilities and credits	276,076	284,599
Total liabilities	5,927,089	5,691,837

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,347 at June 30, 2015 and 175,384 at December 31, 2014	2,351,616	1,895,632
Treasury stock, shares at cost: 22,943 at June 30, 2015 and 23,788 at December 31, 2014	(414,174)	(429,440)
Retained earnings	3,085,173	2,917,129
Accumulated other comprehensive income	116,638	199,494
Total common stockholders’ equity	5,139,253	4,582,815
Noncontrolling interests in consolidated subsidiaries	2,505,988	1,790,248
Total equity	7,645,241	6,373,063
Total liabilities and equity	$13,572,330	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Comprehensive income (net of tax):
Net income			303,114		46,085	349,199
Net change in cash flow hedges:
Natural gas, net of tax benefit of $27,880				(41,238)		(41,238)
Interest rate, net of tax of $50				72		72
Pension and other post-retirement benefits liability adjustment, net of tax of $227				352		352
Dividends ($0.06 per share)			(9,101)			(9,101)
Stock-based compensation plans, net	918	20,973			1,139	22,112
Distributions to noncontrolling interests ($0.95 per common unit)					(25,674)	(25,674)
Issuance of common units of EQT Midstream Partners, LP					902,451	902,451
Repurchase and retirement of common stock	(300)	(12,759)	(19,609)			(32,368)
Balance, June 30, 2014	151,502	$1,430,319	$2,842,384	$3,889	$1,753,341	$6,029,933

Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			178,963		105,952	284,915
Net change in cash flow hedges:
Natural gas, net of tax benefit of $55,211				(83,332)		(83,332)
Interest rate, net of tax of $50				72		72
Pension and other post-retirement benefits liability adjustment, net of tax of $255				404		404
Dividends ($0.06 per share)			(9,141)			(9,141)
Stock-based compensation plans, net	846	28,006			549	28,555
Distributions to noncontrolling interests ($1.19 per common unit)					(52,672)	(52,672)
Issuance of common units of EQT Midstream Partners, LP					696,582	696,582
Sale of common units of EQT GP Holdings, LP					674,374	674,374
Changes in ownership of EQT Midstream Partners, LP		122,833			(195,787)	(72,954)
Changes in ownership of EQT GP Holdings, LP		322,008			(513,258)	(191,250)
Repurchase and retirement of common stock	(38)	(1,597)	(1,778)			(3,375)
Balance, June 30, 2015	152,404	$1,937,442	$3,085,173	$116,638	$2,505,988	$7,645,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six month periods ended June 30, 2015 and 2014 and its cash flows for the six month periods ended June 30, 2015 and 2014.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Certain previously reported amounts have been reclassified to conform to the current year presentation. The impact of these reclassifications was not material to any of the previously issued financial statements.

Certain prior year amounts in the Statements of Condensed Consolidated Cash Flows have been revised to correctly present changes in accrued liabilities related to the timing of payments for capital expenditures. For the six months ended June 30, 2014, net cash provided by operating activities decreased by approximately $29.2 million with a corresponding decrease in net cash used in investing activities as a result of this correction. The correction had no impact on the Statement of Consolidated Income.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

Amounts related to discontinued operations included within the Statements of Consolidated Income for the three and six months ended June 30, 2014 relate to the sale of Equitable Gas Company, LLC and related transactions in 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21 of this Quarterly Report on Form 10-Q.

B.                        Discontinued Operations

On December 17, 2013, the Company and its wholly owned subsidiary Distribution Holdco, LLC (Holdco) completed the disposition of their ownership interests in Equitable Gas Company, LLC (Equitable Gas) and Equitable Homeworks, LLC (Homeworks) to PNG Companies LLC (the Equitable Gas Transaction). Equitable Gas and Homeworks comprised substantially all of the Company’s previously reported Distribution segment.  The financial information of Equitable Gas and Homeworks is reflected as discontinued operations for all periods presented in these financial statements.

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

Income from discontinued operations before income taxes was $3.3 million and $3.1 million for the three and six months ended June 30, 2014, respectively. Income from discontinued operations was $1.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively, net of tax of $1.4 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

C.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). In April 2015, EQT Midstream Investments, LLC, an indirect wholly owned subsidiary of the Company that held EQT’s EQM common units, merged with and into EQGP, and EQT Gathering Holdings, LLC (EQT Gathering Holdings), an indirect wholly owned subsidiary of EQT, contributed 100% of the outstanding limited liability company interests in EQM’s general partner to EQGP. As a result of these restructuring transactions, EQGP owns the following EQM partnership interests, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 30.2% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 2.0% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

On May 15, 2015, EQGP completed an underwritten initial public offering (IPO) of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained 239,715,000 common units, which represented a 90.1% limited partner interest, and a non-economic general partner interest in EQGP. EQT Gathering Holdings, as the selling unitholder, sold all of the EQGP common units in the offering, resulting in net proceeds to the Company of approximately $674.4 million after deducting underwriting discounts and structuring fees. EQGP did not receive any of the proceeds from, or incur any expenses in connection with, EQGP’s IPO.

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP public limited partners in its financial statements. In connection with the May 2015 EQGP IPO, the Company recorded a $322.0 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $513.3 million and an increase to deferred tax liability of $191.3 million.

On July 21, 2015, the Board of Directors of EQGP’s general partner declared an initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit, which is a pro-rated distribution for the 47-day period from the date of the closing of EQGP’s IPO to June 30, 2015.  The cash distribution will be paid on August 24, 2015 to unitholders of record, including EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of the Company, at the close of business on August 4, 2015.

Net income attributable to noncontrolling interests (i.e. to the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) was $58.2 million and $106.0 million for the three and six months ended June 30, 2015, respectively. Net income attributable to noncontrolling interests (i.e. to the EQM limited partner interests not owned by the Company prior to EQGP’s IPO) was $27.3 million and $46.1 million for the three and six months ended June 30, 2014, respectively.

D.                        EQT Midstream Partners, LP

In 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and other third parties. EQM is consolidated in the Company’s consolidated financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

In connection with EQM’s IPO in 2012, EQM issued 17,339,718 subordinated units of EQM to the Company. As a result of EQM’s payment of its cash distribution for the fourth quarter of 2014 on February 13, 2015, the subordinated units converted, for no additional consideration, into common units representing limited partner interests in EQM on a one-for-one basis on February 17, 2015 upon satisfaction of certain conditions for termination of the subordination period set forth in EQM’s partnership agreement.

On March 10, 2015, the Company and certain subsidiaries of the Company entered into a contribution and sale agreement (Contribution Agreement) with EQM and EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. Pursuant to the Contribution Agreement, on March 17, 2015, a subsidiary of the Company contributed the Northern West Virginia Marcellus gathering system to EQM Gathering in exchange for total consideration of approximately $925.7 million, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units (the NWV Gathering Transaction). EQM Gathering is consolidated by the Company as it is still controlled by the Company.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million from the offering, including the full exercise of the underwriters’ overallotment option, after deducting the underwriters’ discount and offering expenses of approximately $24.5 million. As of June 30, 2015, EQGP and its affiliates owned 21,811,643 common units, representing a 30.2% limited partner interest, 1,443,015 general partner units, representing a 2.0% general partner interest, and all of the IDRs in EQM. In connection with the March 2015 underwritten public offering by EQM, the Company recorded a $122.8 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $195.8 million and an increase to deferred tax liability of $73.0 million.

On March 30, 2015, the Company assigned 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of the Company that owns an approximate 55% interest in Mountain Valley Pipeline, LLC (MVP Joint Venture), to EQM in exchange for approximately $54.2 million, which represented EQM’s reimbursement to the Company for 100% of the capital contributions made by the Company in relation to MVP Joint Venture as of March 30, 2015. MVP Joint Venture is EQM’s joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc. and Vega Energy Partners, Ltd. formed to construct, own and operate the Mountain Valley Pipeline, an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. MVP Joint Venture has been determined to be a variable interest entity because MVP Joint Venture has insufficient equity to finance activities during the construction stage of the Mountain Valley Pipeline. EQM is not the primary beneficiary because it does not have the power to direct the activities of MVP Joint Venture that most significantly impact its economic performance. EQM’s investment in MVP Holdco is accounted for as an equity method investment and is reflected in equity in nonconsolidated investments in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015. On March 11, 2015, MVP Joint Venture announced that WGL Holdings, Inc. and Vega Energy Partners, Ltd. had acquired 7% and 3% ownership interests, respectively, in MVP Joint Venture. As a result, EQM was reimbursed $8.3 million of capital contributions.

On April 15, 2015, pursuant to the Contribution Agreement, the Company transferred a preferred interest in EQT Energy Supply, LLC, an indirect wholly owned subsidiary of the Company that generates revenue from services provided to a local distribution company, to EQM in exchange for total consideration of approximately $124.3 million.

On July 21, 2015, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2015 of $0.64 per common unit, $1.1 million to the general partner related to its 2% general partner interest and $10.1 million to the general partner related to the IDRs. The cash distribution will be paid on August 14, 2015 to unitholders of record, including EQGP, at the close of business on August 4, 2015.

E.                        Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, and development and production of, natural gas, natural gas liquids (NGLs) and a limited amount of crude oil in the Appalachian and Permian Basins.  The EQT Midstream segment’s operations include the natural gas gathering, transmission, storage and marketing activities of the Company, including ownership and operation of EQM.

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Revenues from external customers:
EQT Production	$243,587	$373,532	$745,781	$885,906
EQT Midstream	192,430	162,345	400,656	328,571
Less intersegment revenues, net (a)	(2,843)	(9,709)	(4,490)	(26,684)
Total	$433,174	$526,168	$1,141,947	$1,187,793

Operating (loss) income:
EQT Production (b)	$(66,886)	$144,689	$118,957	$421,894
EQT Midstream (b)	108,192	88,527	237,931	171,596
Unallocated expenses (c)	(8,272)	(8,445)	(9,095)	(11,928)
Total operating income	$33,034	$224,771	$347,793	$581,562

Reconciliation of operating income to income from continuing operations:

Total operating income	$33,034	$224,771	$347,793	$581,562
Other income	2,689	2,579	3,628	5,130
Interest expense	36,833	31,873	74,049	63,841
Income taxes	(64,857)	59,089	(7,543)	175,424
Income from continuing operations	$63,747	$136,388	$284,915	$347,427

	As of June 30, 2015	As of December 31, 2014
	(Thousands)
Segment assets:
EQT Production	$8,538,111	$8,153,199
EQT Midstream	2,989,041	2,709,052
Total operating segments	11,527,152	10,862,251
Headquarters assets, including cash and short-term investments	2,045,178	1,202,649
Total assets	$13,572,330	$12,064,900

(a)	Eliminates intercompany natural gas sales from EQT Production to EQT Midstream.

(b)
Gains on sales / exchanges of assets of $31.0 million and $6.8 million are included in EQT Production and EQT Midstream operating income, respectively, for the three and six months ended June 30, 2014.

(c)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$173,331	$136,251	$344,794	$267,490
EQT Midstream	23,393	21,130	46,588	42,139
Other	95	(162)	182	(299)
Total	$196,819	$157,219	$391,564	$309,330

Expenditures for segment assets:
EQT Production (d)	$520,315	$932,463	$1,002,289	$1,343,547
EQT Midstream	164,542	112,305	237,117	197,224
Other	716	802	1,609	1,362
Total	$685,573	$1,045,570	$1,241,015	$1,542,133

(d)     Includes $157.3 million of cash capital expenditures and $353.0 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (described in Note L) for the three and six months ended June 30, 2014. Expenditures for segment assets in the EQT Production segment include $88.1 million and $550.5 million for property acquisitions during the three months ended June 30, 2015 and 2014, respectively, and $139.1 million and $609.7 million for property acquisitions during the six months ended June 30, 2015 and 2014, respectively.

F.                        Derivative Instruments

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

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument had been designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.  In conjunction with the exchange of assets with Range Resources Corporation that closed on June 16, 2014 (see Note L), the Company de-designated certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur, resulting in a pre-tax gain of $28.0 million recorded within gain on sale / exchange of assets in the Statements of Consolidated Income for the three and six months ended June 30, 2014. Any subsequent changes in fair value of these derivative instruments are recognized within operating revenues in the Statements of Consolidated Income each period.

Historically, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of June 30, 2015 and December 31, 2014, the Company deferred net gains of $133.8 million and $217.1 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flows hedges and discontinue the use of cash flow hedge accounting. As of June 30, 2015 and December 31, 2014, the forecasted transactions remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The Company estimates that approximately $98.3 million and $153.2 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of June 30, 2015 and December 31, 2014, respectively, will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. As a result of the discontinuance of cash flow hedge accounting, all changes in fair value of the Company’s derivative instruments were recognized in the Statements of Consolidated Income in the first half of 2015 and changes in their value will continue to be recognized in the Statements of Consolidated Income each future period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commodity derivatives designated as cash flow hedges	(Thousands)
Amount of loss recognized in OCI (effective portion), net of tax	$—	$(13,455)	$—	$(52,649)
Amount of gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets due to forecasted transactions probable to not occur	—	16,735	—	16,735
Amount of gain (loss) reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	42,581	(10,883)	83,332	(28,146)
Amount of gain (loss) recognized in operating revenues (ineffective portion) (a)	—	987	—	(21,273)

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(72)	$(72)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in gain (loss) on derivatives not designated as hedges	$4,259	$(8,525)	$47,851	$(17,879)

(a)   No amounts were excluded from effectiveness testing of cash flow hedges.

The absolute quantities of the Company’s derivative commodity instruments totaled 616 Bcf and 624 Bcf as of June 30, 2015 and December 31, 2014, respectively, and were primarily related to natural gas swaps and collars. The open positions at June 30, 2015 and December 31, 2014 had maturities extending through December 2018.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of June 30, 2015 and December 31, 2014.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$349,152	$(27,724)	$—	$321,428

Liability derivatives:
Derivative instruments, at fair value	$43,696	$(27,724)	$—	$15,972

As of December 31, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$458,460	$(22,810)	$—	$435,650

Liability derivatives:
Derivative instruments, at fair value	$22,942	$(22,810)	$(132)	$—

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral may be required to be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of June 30, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $24.7 million, for which the Company had no collateral posted on June 30, 2015.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2015, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at June 30, 2015.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade. Having a non-investment grade rating may result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade.

G.            Fair Value Measurements

The Company records its financial instruments, principally derivative instruments, at fair value in its Condensed Consolidated Balance Sheets.  The Company estimates the fair value using quoted market prices, where available.  If quoted market prices are not available, fair value is based upon models that use market-based parameters as inputs, including forward curves, discount rates, volatilities and nonperformance risk.  Nonperformance risk considers the effect of the Company’s credit standing on the fair value of liabilities and the effect of the counterparty’s credit standing on the fair value of assets.  The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company’s or counterparty’s credit rating and the yield of a risk-free instrument and credit default swaps rates where available.

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

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$349,152	$—	$349,152	$—

Liabilities
Derivative instruments, at fair value	$43,696	$—	$43,696	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$458,460	$—	$458,460	$—

Liabilities
Derivative instruments, at fair value	$22,942	$132	$22,810	$—

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under EQM’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.2 billion and $3.3 billion at June 30, 2015 and December 31, 2014, respectively. The carrying value of long-term debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.0 billion at June 30, 2015 and December 31, 2014.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

H.                       Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense.  All of EQGP’s earnings are included in the Company’s net income. However, the Company is not required to record income tax expense with respect to the portion of EQGP’s earnings allocated to the noncontrolling public limited partners of EQGP and EQM, which reduces the Company’s effective tax rate.  Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

The Company’s effective income tax rate for the six months ended June 30, 2015 was (2.7)%, compared to 33.6% for the six months ended June 30, 2014. Excluding the impact of recent IRS guidance received by the Company (discussed below), the effective income tax rate for the six months ended June 30, 2015 was 10.5%. The decrease in the effective income tax rate was primarily attributable to an increase in income allocated to the noncontrolling limited partners of EQGP and EQM and a decrease in state taxes in 2015 as a result of lower pre-tax income on state tax paying entities. The increase to noncontrolling limited partners income was primarily the result of higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 underwritten public offering of common units and EQGP’s May 2015 IPO.

The Company’s income tax expense was lower for the three and six months ended June 30, 2015 due to a realized $35.7 million tax benefit in connection with recent IRS guidance received by the Company regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred taxes will be recognized when the assets are disposed of in a taxable transaction such as a drop down transaction or amortized over the 32-year remaining life of the assets received in the exchange, in either event increasing tax expense at that time.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended June 30, 2015.  The Company believes that it is appropriately reserved for uncertain tax positions.

I.                       Revolving Credit Facilities

The Company had no loans or letters of credit outstanding under its revolving credit facility as of June 30, 2015 or December 31, 2014 or at any time during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, EQM had $312.0 million of loans and no letters of credit outstanding under its revolving credit facility. As of December 31, 2014, EQM had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2015 was $323.0 million and $390.0 million, respectively. The maximum amount of outstanding loans under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2014 was $450 million. The average daily balance of loans outstanding under EQM’s credit facility was approximately $302.1 million and $181.7 million during the three and six months ended June 30, 2015, at a weighted average annual interest rate of 1.69% for both periods. The average daily balance of loans outstanding under EQM’s credit facility was approximately $252.2 million and $173.0 million at a weighted average annual interest rate of 1.66% and 1.68% during the three and six months ended June 30, 2014, respectively.

The Company incurred commitment fees averaging approximately 6 basis points for the three months ended June 30, 2015 and 2014, and 11 basis points and 12 basis points for the six months ended June 30, 2015 and 2014, respectively, to maintain credit availability under its revolving credit facility. EQM incurred commitment fees averaging approximately 6 basis points for the three months ended June 30, 2015 and 2014, and 11 basis points and 13 basis points for the six months ended June 30, 2015 and 2014, respectively, to maintain credit availability under its revolving credit facility.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

J.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 422,170 and 825,907 for the three months ended June 30, 2015 and 2014, respectively and 530,972 and 1,014,746 for the six months ended June 30, 2015 and 2014, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 133,500 for the three and six months ended June 30, 2015. No options to purchase common stock were excluded from potentially dilutive securities because they were anti-dilutive for the three and six months ended June 30, 2014.  The impact of EQM’s and EQGP's dilutive units did not have a material impact on the Company’s earnings per share calculations for either of the periods presented.

K.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended June 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2015	$176,370		$(951)		$(16,438)		$158,981
(Gains) losses reclassified from accumulated OCI, net of tax	(42,581)	(a)	36	(a)	202	(b)	(42,343)
Accumulated OCI (loss), net of tax, as of June 30, 2015	$133,789		$(915)		$(16,236)		$116,638

	Three Months Ended June 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2014	$39,768		$(1,096)		$(15,688)		$22,984
Losses recognized in accumulated OCI, net of tax	(13,455)	(a)	—		—		(13,455)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	—		—		(16,735)
Losses reclassified from accumulated OCI, net of tax	10,883	(a)	36	(a)	176	(b)	11,095
Change in accumulated OCI (loss), net of tax	(19,307)		36		176		(19,095)
Accumulated OCI (loss), net of tax, as of June 30, 2014	$20,461		$(1,060)		$(15,512)		$3,889

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2015	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(83,332)	(a)	72	(a)	404	(b)	(82,856)
Accumulated OCI (loss), net of tax, as of June 30, 2015	$133,789		$(915)		$(16,236)		$116,638

	Six Months Ended June 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(52,649)	(a)	—		—		(52,649)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	—		—		(16,735)
Losses reclassified from accumulated OCI, net of tax	28,146	(a)	72	(a)	352	(b)	28,570
Change in accumulated OCI (loss), net of tax	(41,238)		72		352		(40,814)
Accumulated OCI (loss), net of tax, as of June 30, 2014	$20,461		$(1,060)		$(15,512)		$3,889

(a)   See Note F for additional information.

(b)   This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans.  See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

L.         Sale and Exchange of Properties

In June 2014, the Company exchanged assets with Range Resources Corporation (Range). The Company received approximately 73,000 net acres and approximately 900 producing wells, most of which are vertical wells, in the Permian Basin of Texas. In exchange, Range received approximately 138,000 net acres in the Company’s Nora field of Virginia (Nora), the Company’s working interest in approximately 2,000 producing vertical wells in Nora, the Company’s 50% ownership interest in Nora Gathering, LLC (Nora LLC), which owns the supporting gathering system in Nora, and $167.3 million in cash. The Company previously recorded its 50% ownership interest in Nora LLC as a nonconsolidated investment in its consolidated financial statements.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

M.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most of the existing revenue recognition requirements in United States GAAP when it becomes effective. In July 2015, the FASB approved the deferral of the effective date of this ASU to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU adds guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU will be effective for annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (EQM) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Income from continuing operations attributable to EQT Corporation for the three months ended June 30, 2015 was $5.5 million, $0.04 per diluted share, compared with $109.0 million, $0.72 per diluted share, for the three months ended June 30, 2014. The $103.5 million decrease in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 40% decrease in the average realized price for production sales volumes, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by lower income tax expense, increased production sales volumes, increased gathering and transmission firm reservation revenues and increased gains on derivatives not designated as hedges.

The average realized price to EQT Corporation for production sales volumes was $2.36 per Mcfe for the three months ended June 30, 2015 compared to $3.93 per Mcfe for the three months ended June 30, 2014.  The average New York Mercantile Exchange (NYMEX) natural gas index price was $2.64 per MMBtu during the second quarter of 2015, 44% lower than the average index price of $4.67 per MMBtu during the second quarter of 2014. In addition, the average differential decreased $0.23 per Mcf primarily due to lower Appalachian Basin basis, which was partially offset by increased recoveries. Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the resale of unused pipeline capacity.

Net income attributable to noncontrolling interests of EQT GP Holdings, LP (EQGP) and EQM was $58.2 million for the three months ended June 30, 2015 compared to $27.3 million for the three months ended June 30, 2014. The $30.9 million increase was primarily the result of increased higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 underwritten public offering of common units and EQGP’s May 2015 initial public offering (IPO). EQM completed an underwritten public offering of additional EQM common units in connection with the NWV Gathering Transaction (as described in Note D to the Condensed Consolidated Financial Statements) in the first quarter of 2015. In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP (as described in Note C to the Condensed Consolidated Financial Statements).

Interest expense increased $5.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily as a result of EQM’s 4.00% Senior Notes due 2024 issued during the third quarter of 2014.

The Company realized an income tax benefit of $64.9 million for the three months ended June 30, 2015, which represented a $123.9 million decrease in income tax expense from the three months ended June 30, 2014. The decrease in income tax expense resulted from a pre-tax loss in 2015 compared to income in 2014 and a realized $35.7 million tax benefit in connection with recent IRS guidance received by the Company (discussed below). The Company’s effective income tax rate was reduced for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP earnings, but is not required to record an income tax provision with respect to the portion of the earnings allocated to EQGP and EQM noncontrolling public limited partners. Earnings allocated to the EQM and EQGP noncontrolling public limited partners increased in the second quarter 2015 compared to the second quarter 2014 due to higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 underwritten public offering of common units and EQGP’s May 2015 IPO.

For the three months ended June 30, 2015, the Company realized a $35.7 million tax benefit in connection with recent IRS guidance received by the Company regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred taxes will be recognized when the assets are disposed of in a taxable transaction such as a drop down transaction or amortized over the 32-year remaining life of the assets received in the exchange, in either event increasing tax expense at that time.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Income from continuing operations attributable to EQT Corporation for the six months ended June 30, 2015 was $179.0 million, $1.17 per diluted share, compared with $301.3 million, $1.98 per diluted share, for the six months ended June 30, 2014. The $122.3 million decrease in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 36% decrease in the average realized price for production sales volumes, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by lower income tax expense, increased gains on derivatives not designated as hedges, increased production sales volumes and increased gathering and transmission firm reservation revenues.

The average realized price to EQT Corporation for production sales volumes was $3.02 per Mcfe for the six months ended June 30, 2015 compared to $4.71 per Mcfe for the six months ended June 30, 2014.  The average NYMEX natural gas index price was $2.81 per MMBtu during the first half of 2015, 41% lower than the average index price of $4.80 per MMBtu during the first half of 2014. In addition, the average differential decreased $0.34 per Mcf primarily due to lower Appalachian Basin basis, which was partially offset by increased recoveries.

Net income attributable to noncontrolling interests of EQGP and EQM was $106.0 million for the six months ended June 30, 2015 compared to $46.1 million for the six months ended June 30, 2014. The $59.9 million increase was primarily the result of increased noncontrolling interests as a result of EQM’s March 2015 and May 2014 underwritten public offerings of common units, EQGP’s May 2015 IPO, and higher net income at EQM. EQM completed underwritten public offerings of additional EQM common units in connection with the NWV Gathering Transaction (as described in Note D to the Condensed Consolidated Financial Statements) in the first quarter of 2015 and its acquisition of the Jupiter gathering system from the Company in the second quarter of 2014. In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP (as described in Note C to the Condensed Consolidated Financial Statements).

Interest expense increased $10.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of EQM’s 4.00% Senior Notes due 2024 issued during the third quarter of 2014.

Income tax expense decreased $183.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of lower pre-tax income and a realized $35.7 million tax benefit in connection with recent IRS guidance received by the Company in connection with the Company’s sale of Equitable Gas Company, LLC in 2013 (discussed above). The Company’s effective income tax rate decreased to a slight benefit from a 33.6% expense. The decrease in the effective income tax rate from the first half of 2014 is primarily attributable to the effects of the IRS guidance, an increase in earnings allocated to noncontrolling limited partners of EQGP and EQM and a decrease in state taxes in 2015 as a result of lower pre-tax income on state paying entities. The overall rate was lower for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP earnings, but is not required to record an income tax provision with respect to the portion of the earnings allocated to EQM and EQGP noncontrolling public limited partners. Earnings allocated to the EQM and EQGP noncontrolling public limited partners increased in the first half of 2015 compared to the first half of 2014 due to higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 underwritten public offering of common units and EQGP’s May 2015 IPO.

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission firm reservation revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operational Data

Revenues earned by the Company from the sale of natural gas, natural gas liquids (NGLs) and oil are split between EQT Production and EQT Midstream. The split is reflected in the calculation of EQT Production’s average realized price.  The following operational information presents detailed gross liquid and natural gas operational information as well as midstream deductions to assist in the understanding of the Company’s consolidated operations.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
in thousands (unless noted)	2015	2014	%	2015	2014	%
LIQUIDS
NGLs:
Sales volume (MMcfe) (a)	12,444	7,954	56.4	25,725	15,721	63.6
Sales volume (Mbbls)	2,074	1,326	56.4	4,288	2,620	63.7
Gross price ($/Bbl)	$15.58	$43.78	(64.4)	$18.97	$49.67	(61.8)
Gross NGL sales	$32,304	$58,034	(44.3)	$81,318	$130,148	(37.5)
Third-party processing	(18,733)	(15,755)	18.9	(37,114)	(27,573)	34.6
Net NGL sales	$13,571	$42,279	(67.9)	$44,204	$102,575	(56.9)
Oil:
Sales volume (MMcfe) (a)	1,138	395	188.1	2,148	699	207.3
Sales volume (Mbbls)	190	66	187.9	358	116	208.6
Net price ($/Bbl)	$45.91	$89.75	(48.8)	$41.99	$86.85	(51.7)
Net oil sales	$8,706	$5,903	47.5	$15,034	$10,117	48.6

Net liquids sales	$22,277	$48,182	(53.8)	$59,238	$112,692	(47.4)

NATURAL GAS
Sales volume (MMcf)	133,469	101,788	31.1	264,376	199,839	32.3
NYMEX price ($/MMBtu) (b)	$2.64	$4.67	(43.5)	$2.81	$4.79	(41.3)
Btu uplift	$0.23	$0.37	(37.8)	$0.25	$0.36	(30.6)
Gross natural gas price ($/Mcf)	$2.87	$5.04	(43.1)	$3.06	$5.15	(40.6)

Basis ($/Mcf)	$(1.22)	$(0.84)	45.2	$(1.11)	$(0.55)	101.8
Recoveries ($/Mcf) (c)	0.50	0.33	51.5	1.00	0.79	26.6
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.02)	—	(100.0)	(0.04)	(0.05)	20.0
Average differential ($/Mcf)	$(0.74)	$(0.51)	45.1	$(0.15)	$0.19	(178.9)

Average adjusted price - unhedged ($/Mcf)	$2.13	$4.53	(53.0)	$2.91	$5.34	(45.5)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.53	(0.18)	394.4	0.53	(0.24)	320.8
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.25	0.01	2,400.0	0.17	—	100.0
Average adjusted price, including cash settled derivatives ($/Mcf)	$2.91	$4.36	(33.3)	$3.61	$5.10	(29.2)

Net natural gas sales, including cash settled derivatives	$388,683	$444,159	(12.5)	$954,263	$1,021,862	(6.6)

TOTAL PRODUCTION
Total net natural gas & liquids sales, including cash settled derivatives	$410,960	$492,341	(16.5)	$1,013,501	$1,134,554	(10.7)
Total sales volume (MMcfe)	147,051	110,136	33.5	292,249	216,259	35.1

Net natural gas & liquids price, including cash settled derivatives ($/Mcfe)	$2.80	$4.47	(37.4)	$3.47	$5.25	(33.9)

Midstream Deductions ($/Mcfe)
Gathering to EQT Midstream	$(0.75)	$(0.74)	1.4	$(0.75)	$(0.74)	1.4
Transmission to EQT Midstream	(0.20)	(0.19)	5.3	(0.19)	(0.20)	(5.0)
Third-party gathering and transmission costs	(0.44)	(0.54)	(18.5)	(0.45)	(0.54)	(16.7)
Total midstream deductions	$(1.39)	$(1.47)	(5.4)	$(1.39)	$(1.48)	(6.1)
Average realized price to EQT Production ($/Mcfe)	$1.41	$3.00	(53.0)	$2.08	$3.77	(44.8)
Gathering and transmission to EQT Midstream ($/Mcfe)	$0.95	$0.93	2.2	$0.94	$0.94	—
Average realized price to EQT Corporation ($/Mcfe)	$2.36	$3.93	(39.9)	$3.02	$4.71	(35.9)

(a)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(b)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.64 and $4.67 for the three months ended June 30, 2015 and 2014, respectively, and $2.81 and $4.80 for the six months ended June 30, 2015 and 2014, respectively).

(c)
Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the sale of unused pipeline capacity. Recoveries include approximately $0.19 and $0.20 per Mcf for the three months ended June 30, 2015 and 2014, respectively, and $0.21 and $0.18 per Mcf for the six months ended June 30, 2015 and 2014, respectively, for the sale of unused pipeline capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Measures

The table below reconciles EQT Production adjusted net operating revenues, a non-GAAP supplemental financial measure, to EQT Corporation total operating revenues as reported in the Statements of Consolidated Income, its most directly comparable financial measure calculated in accordance with GAAP.

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

EQT Production adjusted net operating revenues are presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings and cash flow trends. EQT Production adjusted net operating revenues as presented includes the net cash settlements received (paid) on derivatives and includes transportation and processing costs, as reported in EQT Production segment results, reflected as a deduction from operating revenues. Management believes that the presentation of EQT Production adjusted net operating revenues that reflect only the cash activity of settled derivatives contracts provides useful information for investors to evaluate cash flow trends and is consistent with industry practices. Management also believes that the presentation of third-party transportation and processing costs as deductions from operating revenues provide investors with a more meaningful view to calculate an average realized price for the periods presented and is consistent with industry practices.

Calculation of EQT Production adjusted net operating revenues	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands (unless noted)	2015	2014	2015	2014
EQT Production total operating revenues, as reported on segment page	$243,587	$373,532	$745,781	$885,906
(Deduct) add back:
(Gain) loss for hedging ineffectiveness	—	(987)	—	21,273
(Gain) loss on derivatives not designated as hedges	(5,177)	8,728	(49,423)	13,868
Net cash settlements received (paid) on derivatives not designated as hedges	32,064	782	36,544	(8,935)
Premiums paid for derivatives that settled during the period	(1,018)	—	(2,025)	—
EQT Production transportation and processing, as reported on segment page	(62,629)	(51,432)	(122,269)	(96,061)
EQT Production adjusted net operating revenues, a non-GAAP measure	$206,827	$330,623	$608,608	$816,051

Total sales volumes (MMcfe)	147,051	110,136	292,249	216,259

Average realized price to EQT Production ($/Mcfe)	$1.41	$3.00	$2.08	$3.77
Add:
Gathering and Transmission to EQT Midstream ($/Mcfe)	$0.95	$0.93	$0.94	$0.94
Average realized price to EQT Corporation ($/Mcfe)	$2.36	$3.93	$3.02	$4.71

EQT Production total operating revenues, as reported on segment page	$243,587	$373,532	$745,781	$885,906
EQT Midstream total operating revenues, as reported on segment page	192,430	162,345	400,656	328,571
Less: intersegment revenues, net	(2,843)	(9,709)	(4,490)	(26,684)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$433,174	$526,168	$1,141,947	$1,187,793

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

The Company has reported the components of each segment’s operating income from continuing operations and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. Purchased gas costs at EQT Midstream include natural gas purchases, including natural gas purchases from affiliates, purchased gas costs adjustments and other gas supply expenses. These purchased gas costs are primarily attributable to transactions with affiliates and are eliminated in consolidation. Consistent with the consolidated results, energy trading contracts recorded within storage, marketing and other revenues are reported net within operating revenues, regardless of whether the contracts are physically or financially settled. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note E to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	%	2015	2014	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	122,406	85,848	42.6	243,877	168,974	44.3
Horizontal Huron Play	9,401	7,859	19.6	18,534	14,978	23.7
Other	15,244	16,429	(7.2)	29,838	32,307	(7.6)
Total production sales volumes (b)	147,051	110,136	33.5	292,249	216,259	35.1

Average daily sales volumes (MMcfe/d)	1,616	1,210	33.6	1,615	1,195	35.1

Average realized price to EQT Production ($/Mcfe)	$1.41	$3.00	(53.0)	$2.08	$3.77	(44.8)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.12	$0.14	(14.3)	$0.12	$0.14	(14.3)
Production taxes ($/Mcfe)	$0.09	$0.15	(40.0)	$0.10	$0.15	(33.3)
Production depletion ($/Mcfe)	$1.16	$1.21	(4.1)	$1.16	$1.21	(4.1)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$170,856	$133,661	27.8	$339,884	$262,218	29.6
Other DD&A	2,475	2,590	(4.4)	4,910	5,272	(6.9)
Total DD&A (thousands)	$173,331	$136,251	27.2	$344,794	$267,490	28.9

Capital expenditures (thousands) (c)	$520,315	$932,463	(44.2)	$1,002,289	$1,343,547	(25.4)

FINANCIAL DATA (thousands)

Revenues:
Production sales	$238,410	$381,273	(37.5)	$696,358	$921,047	(24.4)
Gain (loss) for hedging ineffectiveness	—	987	(100.0)	—	(21,273)	100.0
Gain (loss) on derivatives not designated as hedges	5,177	(8,728)	159.3	49,423	(13,868)	456.4
Total operating revenues	243,587	373,532	(34.8)	745,781	885,906	(15.8)

Operating expenses:
Transportation and processing	62,629	51,432	21.8	122,269	96,061	27.3
LOE, excluding production taxes	18,273	15,513	17.8	34,807	30,360	14.6
Production taxes	13,219	16,369	(19.2)	28,041	33,462	(16.2)
Exploration expense	11,421	7,439	53.5	23,965	8,851	170.8
Selling, general and administrative (SG&A)	31,600	32,825	(3.7)	72,948	58,774	24.1
DD&A	173,331	136,251	27.2	344,794	267,490	28.9
Total operating expenses	310,473	259,829	19.5	626,824	494,998	26.6
Gain on sale / exchange of assets	—	30,986	(100.0)	—	30,986	(100.0)
Operating (loss) income	$(66,886)	$144,689	(146.2)	$118,957	$421,894	(71.8)

(a)	Includes Upper Devonian wells.

(b)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(c)
Includes $157.3 million of cash capital expenditures and $353.0 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (Range) during the three and six months ended June 30, 2014.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

EQT Production’s operating loss totaled $66.9 million for the three months ended June 30, 2015 compared to operating income of $144.7 million for the three months ended June 30, 2014.  The $211.6 million decrease in operating income was primarily due to a lower average realized price to EQT Production. Increased operating expenses due to increased production volumes and a gain on the sale / exchange of assets in 2014 also contributed to the decrease in operating income, which was partly offset by increased sales of produced natural gas and increased gains on derivatives not designated as hedges.

Total operating revenues were $243.6 million for the three months ended June 30, 2015 compared to $373.5 million for the three months ended June 30, 2014.  The $129.9 million decrease in operating revenues was primarily due to a 53% decrease in the average realized price to EQT Production partly offset by a 34% increase in production sales volumes and favorable changes in gains on derivatives not designated as hedges.

The components of average realized price are outlined in the table on page 25. The $1.59 per Mcfe decrease in the average realized price to EQT Production for the three months ended June 30, 2015 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives of $1.08 per Mcf, a decrease in the average natural gas differential of $0.23 per Mcf and lower NGL prices. The change in the average differential includes lower Appalachian Basin basis of $0.38 per Mcf and increased recoveries of $0.17 per Mcf. For the quarter ended June 30, 2015, EQT Production recognized higher recoveries compared to the quarter ended June 30, 2014 primarily from favorable fixed price sales contracts as well as using its contracted transportation capacity to sell gas in higher priced markets. The Company had more contracted transportation capacity available to move gas out of the Appalachian Basin in the second quarter of 2015 compared to the second quarter of 2014, primarily related to Texas Eastern Transmission capacity of 300,000 MMBtu per day which came online in November 2014.

The increase in production sales volumes was primarily the result of increased production from the 2013 and 2014 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the quarter ended June 30, 2015 included a $5.2 million gain on derivatives not designated as hedges compared to $8.7 million of derivative losses for the quarter ended June 30, 2014. The gains for the quarter ended June 30, 2015 related to favorable changes in the fair market value of EQT Production’s basis swaps due to a decrease in certain basis prices during the second quarter of 2015, partially offset by unfavorable changes in the fair market value of EQT Production’s NYMEX hedges due to the increase in forward NYMEX prices during the second quarter of 2015. The $5.2 million gain on derivatives not designated as hedges for the quarter ended June 30, 2015 included $32.1 million of net cash settlements received, while the $8.7 million loss on derivatives not designated as hedges for the quarter ended June 30, 2014 included $0.8 million of net cash settlements received. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $310.5 million for the three months ended June 30, 2015 compared to $259.8 million for the three months ended June 30, 2014. The increase in operating expenses was the result of increases in DD&A, transportation and processing, exploration expense and LOE partially offset by a decrease in production taxes and SG&A expense. The increase in DD&A expense was the result of higher produced volumes partially offset by a lower overall depletion rate in the current year. Transportation and processing increased by $11.2 million primarily due to additional contracted capacity to move natural gas out of the Appalachian Basin and increased liquids processing fees. Transportation and processing expenses are included in the average realized price to EQT Production. Exploration expense increased due to increased impairments of unproved lease acreage of $3.3 million primarily associated with leased acreage outside of core development areas. The increase in LOE was mainly due to increased costs related to Permian activity and insurance costs. The decrease in production taxes was primarily driven by a $4.5 million decrease in severance taxes due to lower market sales prices partly offset by higher production sales volumes in certain jurisdictions subject to these taxes. The decrease in SG&A expense was primarily driven by $4.5 million of reserves for litigation and environmental remediation recorded in the prior year and a $1.2 million favorable adjustment to the reserve for uncollectible accounts, partly offset by a $4.7 million increase in personnel costs, including incentive compensation costs.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

EQT Production’s operating income totaled $119.0 million for the six months ended June 30, 2015 compared to $421.9 million for the six months ended June 30, 2014. The $302.9 million decrease in operating income was primarily due to a lower average realized price to EQT Production. Increased operating expenses due to increased production volumes and a gain on the sale / exchange of assets in 2014 also contributed to the decrease in operating income, which was partly offset by increased sales of produced natural gas and increased gains on derivatives not designated as hedges.

Total operating revenues were $745.8 million for the six months ended June 30, 2015 compared to $885.9 million for the six months ended June 30, 2014. The $140.1 million decrease in operating revenue was primarily due to a 45% decrease in the average realized price to EQT Production partly offset by a 35% increase in production sales volumes and favorable changes in gains on derivatives not designated as hedges and hedging ineffectiveness.

The $1.69 per Mcfe decrease in the average realized price to EQT Production for the six months ended June 30, 2015 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives of $1.04 per Mcf, a decrease in the average natural gas differential of $0.34 per Mcf and lower NGL prices. The change in the average differential includes lower Appalachian Basin basis of $0.56 per Mcf and increased recoveries of $0.21 per Mcf. For the first half of 2015, EQT Production recognized higher recoveries compared to the first half of 2014 primarily by using its contracted transportation capacity to sell gas in higher priced markets as well as from favorable fixed price sales contracts. The Company had more contracted transportation capacity available to move gas out of the Appalachian Basin in the first half of 2015 compared to the first half of 2014, primarily related to Texas Eastern Transmission capacity of 300,000 MMBtu per day which came online in November 2014.

The increase in production sales volumes was the result of increased production from the 2013 and 2014 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the six months ended June 30, 2015 included a $49.4 million gain on derivatives not designated as hedges compared to $13.9 million of derivative losses for the six months ended June 30, 2014. The gains for the six months ended June 30, 2015 related to favorable changes in the fair market value of EQT Production’s NYMEX hedges due to a decrease in forward NYMEX prices during the first half of 2015, partially offset by unfavorable changes in the fair market value of EQT Production’s basis swaps due to the increase in certain basis prices during the first half of 2015. The $49.4 million gain on derivatives not designated as hedges for the six months ended June 30, 2015 included $36.5 million of net cash settlements received, while the $13.9 million loss on derivatives not designated as hedges for the six months ended June 30, 2014 included $8.9 million of net cash settlements paid. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $626.8 million for the six months ended June 30, 2015 compared to $495.0 million for the six months ended June 30, 2014. The increase in operating expenses was the result of increases in DD&A, transportation and processing, exploration expense, SG&A, and LOE partially offset by a decrease in production taxes. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Transportation and processing increased by $26.2 million primarily due to additional contracted capacity to move natural gas out of the Appalachian Basin and increased liquids processing fees. Transportation and processing expenses are included in the average realized price to EQT Production. Exploration expense increased due to increased impairments of unproved lease acreage of $14.2 million resulting primarily from lease expirations during the first half of 2015 compared to the first half of 2014 and increased delay rental payments. The increase in SG&A expense was primarily due to higher personnel costs of $8.9 million including incentive compensation, $6.8 million of drilling program reduction charges in the Permian and Huron Basins including rig release penalties, $4.3 million of Utica proved property impairment partly offset by $3.8 million of reserves for litigation and environmental remediation in the prior year and a favorable adjustment of $2.8 million to the reserve for uncollectible accounts. The increase in LOE was due to increased Permian and Marcellus activities as well as insurance costs. Production taxes decreased primarily due to a $7.7 million decrease in severance taxes due to lower market sales prices partly offset by higher production sales volumes in certain jurisdictions subject to these taxes and an increase in property taxes of $2.5 million.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	%	2015	2014	%
OPERATIONAL DATA
Net operating revenues (thousands):
Gathering
Firm reservation fee revenues	$68,290	$9,720	602.6	$126,664	$11,009	1,050.5
Volumetric based fee revenues:
Usage fees under firm contracts (a)	7,203	11,107	(35.1)	16,752	11,107	50.8
Usage fees under interruptible contracts	47,441	70,377	(32.6)	108,378	158,464	(31.6)
Total volumetric based fee revenues	54,644	81,484	(32.9)	125,130	169,571	(26.2)
Total gathering revenues	$122,934	$91,204	34.8	$251,794	$180,580	39.4

Transmission
Firm reservation fee revenues	$50,091	$38,847	28.9	$111,945	$80,652	38.8
Volumetric based fee revenues:
Usage fees under firm contracts (a)	10,002	11,041	(9.4)	18,577	19,917	(6.7)
Usage fees under interruptible contracts	990	1,632	(39.3)	2,525	3,060	(17.5)
Total volumetric based fee revenues	10,992	12,673	(13.3)	21,102	22,977	(8.2)
Total transmission revenues	$61,083	$51,520	18.6	$133,047	$103,629	28.4

Storage, marketing and other revenues	5,354	9,620	(44.3)	11,135	16,840	(33.9)
Total net operating revenues	$189,371	$152,344	24.3	$395,976	$301,049	31.5

Gathered volumes (BBtu per day):
Firm reservation	1,136	155	632.9	1,052	78	1,248.7
Volumetric based services (b)	870	1,337	(34.9)	978	1,369	(28.6)
Total gathered volumes	2,006	1,492	34.5	2,030	1,447	40.3

Gathering and compression expense ($/MMBtu)	$0.13	$0.16	(18.8)	0.12	0.16	(25.0)

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	1,825	1,240	47.2	1,924	1,289	49.3
Volumetric based services (b)	257	436	(41.1)	236	351	(32.8)
Total transmission pipeline throughput	2,082	1,676	24.2	2,160	1,640	31.7

Average contracted firm transmission reservation commitments (BBtu per day)	2,362	1,745	35.4	2,655	1,878	41.4

Capital expenditures (thousands)	$164,542	$112,305	46.5	$237,117	$197,224	20.2

FINANCIAL DATA (thousands)
Total operating revenues	$192,430	$162,345	18.5	$400,656	$328,571	21.9
Purchased gas costs	3,059	10,001	(69.4)	4,680	27,522	(83.0)
Total net operating revenues	189,371	152,344	24.3	395,976	301,049	31.5
Operating expenses:
Operation and maintenance (O&M)	31,835	27,444	16.0	60,028	52,598	14.1
SG&A	25,951	22,006	17.9	51,429	41,479	24.0
DD&A	23,393	21,130	10.7	46,588	42,139	10.6
Total operating expenses	81,179	70,580	15.0	158,045	136,216	16.0
Gain on sale / exchange of assets (c)	—	6,763	(100.0)	—	6,763	(100.0)
Operating income	$108,192	$88,527	22.2	$237,931	$171,596	38.7

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

(c)
As discussed in Note L to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, the Company received acreage and producing wells in the Permian Basin of Texas in exchange for acreage, producing wells, the Company’s 50% ownership interest in a supporting gathering system in the Nora field of Virginia and cash of $157.3 million. In conjunction with this transaction, EQT Midstream recognized a pre-tax gain of $6.8 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

EQT Midstream’s operating income totaled $108.2 million for the three months ended June 30, 2015 compared to $88.5 million for the three months ended June 30, 2014. The increase in operating income was primarily the result of increased gathering and transmission operating revenues, partly offset by increased operating expenses, a gain on the sale / exchange of assets in 2014 and a decrease in storage, marketing and other operating revenues.

Gathering operating revenues increased $31.7 million, or 35%, driven primarily by the 35% increase in gathered volumes and increased firm reservation fees partially offset by a decrease in usage fees under both interruptible and firm contracts. The average daily gathered volume increase was driven by higher affiliate and third-party volumes primarily in the Marcellus play. EQT Midstream significantly increased gathering revenues earned under firm reservation contracts in the second quarter of 2015 compared to 2014, consistent with its business strategy, which resulted in lower volumetric based usage fees under both firm and interruptible contracts.

Transmission operating revenues increased by $9.6 million as a result of higher firm reservation fees, reflecting increased production development in the Marcellus Shale by affiliate and third-party producers. This was primarily a result of higher firm reservation fees of $11.2 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Storage, marketing and other operating revenues, decreased from the prior year primarily as a result of reduced marketing activity and lower revenues on NGLs marketed for non-affiliate producers, due to lower liquids pricing in the current year.

Total operating expenses increased $10.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. O&M expense increased $4.4 million as a result of $1.5 million of higher compressor expenses related to an increase in Marcellus activity, higher property taxes of $1.0 million, increased allocated expenses from affiliates of $1.0 million and higher personnel costs. SG&A expense increased $3.9 million primarily due to increased allocated expenses from affiliates of $1.6 million, higher personnel costs of $1.0 million including incentive compensation costs and higher bad debt expense as a result of reserve reductions in 2014. DD&A increased $2.3 million as a result of additional assets placed in-service.

Total operating revenues increased $30.1 million primarily as a result of increased gathering and transmission revenue offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $6.9 million primarily as a result of reduced natural gas purchases from affiliates for gas marketing activities.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

EQT Midstream’s operating income totaled $237.9 million for the six months ended June 30, 2015 compared to $171.6 million for the six months ended June 30, 2014. The increase in operating income was primarily the result of increased gathering and transmission operating revenues partly offset by increased operating expenses, a gain on the sale / exchange of assets in 2014 and a decrease in storage, marketing and other operating revenues.

Gathering operating revenues increased $71.2 million, or 39%, driven primarily by the 40% increase in gathered volumes and increased firm reservation fees partially offset by a decrease in usage fees under interruptible contracts. The average daily gathered volume increase was driven by higher affiliate and third-party volumes primarily in the Marcellus play. EQT Midstream significantly increased gathering revenues earned under firm reservation contracts in the six months of 2015 compared to 2014, consistent with its business strategy, which resulted in lower volumetric based usage fees under interruptible contracts.

Transmission operating revenues increased by $29.4 million as a result of higher firm reservation fees, reflecting increased production development in the Marcellus Shale by third-party and affiliate producers. This was primarily a result of higher firm reservation fees of $31.3 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Storage, marketing and other operating revenues, decreased from the prior year primarily as a result of lower revenues on NGLs marketed for non-affiliate producers, due to lower liquids pricing in the current year, and reduced marketing activity.

Total operating expenses increased $21.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. SG&A expense increased $10.0 million, primarily due to increased allocated expenses from affiliates of $3.2 million, higher

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

personnel costs of $2.2 million including incentive compensation costs, the impairment of certain expiring right of way options of $1.8 million and higher professional services of $1.4 million primarily related to EQM. O&M expense increased $7.4 million as a result of higher property taxes of $1.8 million, increased allocated expenses from affiliates of $1.7 million, higher personnel costs of $1.7 million and higher compressor and pipeline expenses of $1.3 million related to an increase in Marcellus activity. DD&A increased $4.4 million as a result of additional assets placed in-service.

Total operating revenues increased $72.1 million primarily as a result of increased gathering and transmission revenue offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $22.8 million primarily as a result of reduced natural gas purchases from affiliates for gas marketing activities.

OUTLOOK

The Company is committed to profitably developing its natural gas, NGL and oil reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. Despite the continued uncertainty of natural gas, NGL and oil prices, the Company believes the long-term outlook for its businesses is favorable due to the Company’s resource base, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital. The Company believes these factors combined provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its key operating areas.

The market prices for natural gas, NGLs and oil can be volatile and have been depressed. The variability in market price impacts, among other things, the Company’s revenues, earnings, liquidity, reserves, DD&A rates and development plans.  As a result of the continued low price environment in the first part of 2015, the Company suspended drilling on its Permian Basin acreage in the first quarter of 2015 and reduced its estimate of 2015 capital investment, excluding acquisitions, from $2.55 billion to $2.4 billion (including EQM). The reduction was primarily attributable to lower expected drilling and completion service costs. A prolonged low price environment could adversely affect the pace of the development of the Company’s reserves.

Capital investment for EQT Production in 2015 is expected to be approximately $1.7 billion, including $1.5 billion related to well development (primarily drilling), to support the drilling of approximately 185 gross wells, including 140 Marcellus wells, 41 Upper Devonian wells and 4 other wells. The Company has recently turned in line its first Deep Utica well in Greene County, Pennsylvania.  The Company is still in process of receiving and analyzing the initial production results of the well but expects the initial production rates to be significant.

Estimated sales volumes are expected to be 595 - 605 Bcfe for an anticipated production sales volume growth of approximately 25% in 2015, and NGL volumes are expected to be 9,000 - 10,000 Mbbls. To support continued growth in production, the Company plans to invest approximately $0.7 billion on midstream infrastructure in 2015.

In July 2015, EQM announced its agreement with Range Resources - Appalachia, LLC to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development at a cost of approximately $250 million. The pipeline is contracted to provide 550 MDth per day of firm capacity and is backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service by the third quarter of 2016 and phase two by mid-year 2017. The majority of EQM’s capital investment is expected throughout 2016 and the first half of 2017. EQM expects to invest approximately $30 million to $40 million on this and other gathering infrastructure projects for third party producers during 2015.

The 2015 capital investment plan is expected to be funded by cash on hand, cash flow generated from operations, proceeds from midstream asset sales (dropdowns) to EQM, EQM capital raises, and proceeds from EQGP’s IPO.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the six months ended June 30, 2015 were cash flows from operating activities, cash on hand, proceeds from the IPO of EQGP’s common units, proceeds from the underwritten public offering of EQM’s common units and an increase in EQM’s short term debt, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $656.0 million for the six months ended June 30, 2015 compared to $765.4 million for the six months ended June 30, 2014.  The $109.4 million decrease in operating activities was primarily the result of a 36% lower average realized price to EQT Corporation, partially offset by increased production sales volume, increased gathering and transmission firm reservation revenues and slightly lower net working capital requirements.

Investing Activities

Net cash flows used in investing activities totaled $1,366.9 million for the six months ended June 30, 2015 compared to $1,487.1 million for the six months ended June 30, 2014. The $120.2 million decrease was due to a number of items. In 2014, $500.0 million of proceeds received from EQM’s underwritten public offering of common units in connection with the Company’s contribution of the Jupiter gathering system to EQM in 2014 was placed into restricted cash, of which $157.3 million was used in connection with the exchange of assets with Range Resources Corporation during the first six months of 2014. Capital expenditures were $1,321.0 million in the first six months of 2015 compared to $994.5 million in 2014. In 2015, the Company also made a $45.9 million capital contribution to the MVP joint venture. The higher capital expenditures in 2015 compared to 2014 were primarily the result of an increase in well development and acreage acquisition expenditures, including payment for capital expenditures accrued at December 31, 2014 and 2013, respectively. The increase in well development was driven by an increase in completed frac stages in the Marcellus play with 3,707 stages completed in the first six months of 2015 compared to 2,738 stages in the first six months of 2014.

The Company spud 97 gross wells in the first half of 2015, including 95 horizontal Marcellus and Upper Devonian wells and 2 horizontal Permian Basin wells. The Company spud 153 gross wells in the first half of 2014, including 116 horizontal Marcellus and Upper Devonian wells, 36 horizontal Huron wells and 1 horizontal Permian Basin well.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows exclude non-cash capital expenditures for certain labor overhead costs for a portion of non-cash stock-based compensation expense of approximately $12.7 million and $8.1 million and expenditures accrued but unpaid at the balance sheet date for the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Cash flows provided by financing activities totaled $1,591.6 million for the six months ended June 30, 2015 compared to $1,150.3 million for the six months ended June 30, 2014, an increase of $441.3 million between periods. During the first half of 2015, the Company received net proceeds of $696.6 million from EQM’s underwritten public offering of common units, net proceeds of $674.4 million from EQGP’s IPO and net proceeds of $312.0 million from increased borrowings on EQM’s revolving line of credit. The Company also paid distributions to noncontrolling interests of $52.7 million and $44.9 million for income tax withholdings related to the vesting or exercise of equity awards during the six months ended June 30, 2015.  Under the Company’s share-based incentive awards, in connection with the settlement of equity awards, the Company may withhold shares or accept surrendered shares from Company employees holding the awards in exchange for satisfying the cash income tax withholding obligations with respect to the settlement of the awards. During the six months ended June 30, 2014, the Company received net proceeds of $902.5 million from EQM’s underwritten public offering of common units, received net proceeds from short-term loans of $330.0 million, paid $48.8 million for income tax withholdings related to the vesting or exercise of equity awards, paid distributions to noncontrolling interests of $25.7 million and used $32.4 million to repurchase and retire shares of the Company's common stock.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at June 30, 2015.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at June 30, 2015.  Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Service	BBB-	Stable
Fitch Ratings Service	BBB-	Stable

The Company’s and EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the ratings, particularly below investment grade, the Company's or EQM's access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.  The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company.

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of June 30, 2015, the Company was in compliance with all debt provisions and covenants.

EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of June 30, 2015, EQM was in compliance with all debt provisions and covenants.

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

As of July 21, 2015, the approximate volumes and prices of Company’s total hedge position through December 2017 were:

NYMEX swaps and fixed price sales	2015 (b)	2016 (c)	2017 (c)
Total Volume (Bcf)	158	201	74
Average Price per Mcf (a)	$3.97	$4.00	$3.84
Collars
Total Volume (Bcf)	19	—	7
Average Floor Price per Mcf (NYMEX) (a)	$4.55	$—	$3.15
Average Cap Price per Mcf (NYMEX) (a)	$7.21	$—	$4.03

(a)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.
(b)     July through December 31.
(c)     For 2016 and 2017, the Company also has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. The Company also sold calendar year 2016 and 2017 calls for approximately 11 Bcf and 13 Bcf at strike prices of $3.65 per Mcf and $3.90 per Mcf, respectively.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note F to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

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

Off-Balance Sheet Arrangements

In December 2014, the Company issued a $130 million performance guarantee (the Original MVP Guarantee) in connection with the obligations of MVP Holdco, LLC (MVP Holdco) to fund its proportionate share of the construction budget for the MVP. Upon the transfer of the Company's interest in MVP Holdco to EQM on March 30, 2015, EQM entered into a performance guarantee to provide performance assurances for MVP Holdco’s obligations to fund its proportionate share of the construction budget for the MVP in an amount and on the terms and conditions similar to the Original MVP Guarantee. The Original MVP Guarantee was concurrently terminated. Upon the Federal Exchange Regulatory Commission’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP joint venture in connection with the then remaining construction budget.

Dividend

On July 8, 2015, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable September 1, 2015, to the Company’s shareholders of record at the close of business on August 14, 2015.

On July 21, 2015, the Board of Directors of EQGP’s general partner declared an initial cash distribution to EQGP’s unitholders for the second quarter of 2015 of $0.04739 per common unit, which is a pro-rated distribution of $0.09175 per common unit for the 47-day period from the date of the closing of EQGP’s IPO to June 30, 2015.  The cash distribution will be paid on August 24, 2015 to unitholders of record, including EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of the Company, at the close of business on August 4, 2015.

On July 21, 2015, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2015 of $0.64 per common unit, $1.1 million to EQM’s general partner related to its 2% general partner interest and $10.1 million to EQM’s general partner related to the EQM incentive distribution rights. The cash distribution will be paid on August 14, 2015 to unitholders of record, including EQGP, at the close of business on August 4, 2015.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company, primarily at EQT Production.  The Company’s use of derivatives to reduce the effect of this volatility is described in Note F to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.  The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored.  The Company also enters into derivative instruments to hedge other forecasted natural gas purchases and sales, to hedge basis and to hedge exposure to fluctuations in interest rates.  The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge & Financial Risk Committee and reviewed by the Audit Committee of the Board of Directors.

Commodity Price Risk

For the derivative commodity instruments used to hedge the Company’s forecasted sales of production, most of which are hedged at NYMEX natural gas prices, the Company sets policy limits relative to the expected production and sales levels which are exposed to price risk.  For the derivative commodity instruments used to hedge forecasted natural gas purchases and sales which are exposed to price risk, the Company sets limits related to acceptable exposure levels. The Company does not have any natural gas derivative commodity instruments for trading purposes.

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

With respect to the derivative commodity instruments held by the Company as of June 30, 2015 and December 31, 2014, the Company hedged portions of expected sales of equity production, portions of forecasted purchases and sales, and portions of its basis exposure covering approximately 544 Bcf and 563 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2015 and December 31, 2014 levels would increase the fair value of natural gas derivative instruments by approximately $128.5 million and $126.6 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the June 30, 2015 and December 31, 2014 levels would decrease the fair value of natural gas derivative instruments by approximately $129.2 million and $126.5 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note G to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2015 and December 31, 2014. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates the Company and EQM pay on borrowings under their respective revolving credit facilities. All of the Company’s and EQM’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates.  Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note I to the Condensed Consolidated Financial Statements for further discussion of the Company’s borrowings and Note G to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 89%, or $349.2 million, of the Company’s OTC derivative contracts at June 30, 2015 had a positive fair value. Approximately 95%, or $458.5 million, of the Company’s OTC derivative contracts at December 31, 2014 had a positive fair value.

As of June 30, 2015, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of June 30, 2015, the Company had no loans or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of June 30, 2015, EQM had $312 million of loans and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2015:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (c)
April 2015 (April 1 – April 30)	—		$—	—	700,000
May 2015 (May 1 – May 31)	42,237	(a)	89.96	—	700,000
June 2015 (June 1 – June 30)	1	(b)	84.94	—	700,000
Total	42,238		$89.96	—

(a)
Reflects (i) 37,556 shares repurchased from certain executive officers of the Company in privately negotiated transactions on May 12, 2015 and (ii) 4,681 shares withheld by the Company to pay taxes upon vesting of restricted stock. The Company’s Board of Directors approved the executive officer share repurchases on April 14, 2015, and the purchase price for the shares was the closing market price of the Company’s common stock as reported on the New York Stock Exchange on May 11, 2015, which was the business day prior to (i) the date of repurchase and (ii) the date on which EQGP’s IPO was priced. The following named executive officers of the Company participated in the share repurchases in the following amounts: David L. Porges (13,909 shares); Randall L. Crawford (5,842 shares); Philip P. Conti (5,564 shares); Lewis B. Gardner (5,564 shares); and Steven T. Schlotterbeck (5,564 shares). The purpose of the share repurchase was for the executive officers to use the net proceeds to purchase common units representing limited partner interests in EQGP in connection with EQGP’s IPO. No additional shares may be repurchased by the Company under the executive officer share repurchase authorization.

(b)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(c)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of June 30, 2015, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

10.01	Share Repurchase Agreement dated as of May 12, 2015 between the Company and David L. Porges

10.02	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Philip P. Conti

10.03	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Randall L. Crawford

10.04	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Lewis B. Gardner

10.05	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Steven T. Schlotterbeck

10.06	2006 Payroll Deduction and Contribution Program (as amended and restated July 7, 2015)

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer
 Date:  July 23, 2015

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

10.01	Share Repurchase Agreement dated as of May 12, 2015 between the Company and David L. Porges	Filed herewith as Exhibit 10.01

10.02	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Philip P. Conti	Filed herewith as Exhibit 10.02

10.03	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Randall L. Crawford	Filed herewith as Exhibit 10.03

10.04	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Lewis B. Gardner	Filed herewith as Exhibit 10.04

10.05	Share Repurchase Agreement dated as of May 12, 2015 between the Company and Steven T. Schlotterbeck	Filed herewith as Exhibit 10.05

10.06	2006 Payroll Deduction and Contribution Program (as amended and restated July 7, 2015)	Filed herewith as Exhibit 10.06

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101