Form 10-Q
period 2015-09-30
EQT Corp
filed 2015-10-22
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of September 30, 2015, 152,540 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$358,977	$526,521	$1,306,684	$1,596,894
Pipeline and marketing services	56,775	50,381	203,164	185,680
Gain (loss) on derivatives not designated as hedges	161,263	1,821	209,114	(16,058)
Total operating revenues	577,015	578,723	1,718,962	1,766,516

Operating expenses:
Transportation and processing	65,033	49,121	187,709	146,019
Operation and maintenance	32,385	27,944	92,693	80,752
Production	32,505	33,840	95,353	97,662
Exploration	8,177	3,606	32,153	12,477
Selling, general and administrative	60,633	57,131	193,415	169,382
Depreciation, depletion and amortization	208,227	175,578	599,791	484,908
Total operating expenses	406,960	347,220	1,201,114	991,200

Gain on sale / exchange of assets	—	—	—	37,749
Operating income	170,055	231,503	517,848	813,065

Other income	2,661	1,004	6,289	6,134
Interest expense	36,547	35,717	110,596	99,558
Income before income taxes	136,169	196,790	413,541	719,641
Income tax expense	35,936	64,496	28,393	239,920
Income from continuing operations	100,233	132,294	385,148	479,721
Income from discontinued operations, net of tax	—	—	—	1,772
Net income	100,233	132,294	385,148	481,493
Less: Net income attributable to noncontrolling interests	59,446	33,739	165,398	79,824
Net income attributable to EQT Corporation	$40,787	$98,555	$219,750	$401,669

Amounts attributable to EQT Corporation:
Income from continuing operations	$40,787	$98,555	$219,750	$399,897
Income from discontinued operations, net of tax	—	—	—	1,772
Net income	$40,787	$98,555	$219,750	$401,669

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	152,551	151,557	152,326	151,533
Income from continuing operations	$0.27	$0.65	$1.44	$2.64
Income from discontinued operations, net of tax	—	—	—	0.01
Net income	$0.27	$0.65	$1.44	$2.65
Diluted:
Weighted average common stock outstanding	152,854	152,330	152,789	152,468
Income from continuing operations	$0.27	$0.65	$1.44	$2.62
Income from discontinued operations, net of tax	—	—	—	0.01
Net income	$0.27	$0.65	$1.44	$2.63
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Net income	$100,233	$132,294	$385,148	$481,493

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax (benefit) expense of $(26,093), $11,844, $(81,279) and $(16,036)	(39,346)	17,820	(122,678)	(23,418)
Interest rate, net of tax expense of $25, $25, $75 and $75	36	36	108	108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $127, $113, $382 and $340	202	175	606	527
Other comprehensive (loss) income	(39,108)	18,031	(121,964)	(22,783)
Comprehensive income	61,125	150,325	263,184	458,710
Less: Comprehensive income attributable to noncontrolling interests	59,446	33,739	165,398	79,824
Comprehensive income attributable to EQT Corporation	$1,679	$116,586	$97,786	$378,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$385,148	$481,493
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(78,958)	102,301
Depreciation, depletion and amortization	599,791	484,908
Asset impairments	35,004	8,729
Gain on sale / exchange of assets	—	(37,749)
Gain on dispositions	—	(3,598)
(Recoveries of) provision for losses on accounts receivable	(2,262)	1,753
Other income	(6,276)	(6,134)
Stock-based compensation expense	41,622	33,072
Loss recognized in operating revenues for hedging ineffectiveness	—	(13,075)
(Gain) loss on derivatives not designated as hedges	(209,114)	16,058
Cash settlements received (paid) on derivatives not designated as hedges	70,874	(9,232)
Changes in other assets and liabilities:
Dividend from Nora Gathering, LLC	—	9,463
Excess tax benefits on stock-based compensation	(21,176)	(28,592)
Accounts receivable	161,118	34,419
Accounts payable	(84,262)	(15,201)
Accrued interest	22,935	30,860
Other items, net	(14,226)	52,470
Net cash provided by operating activities	900,218	1,141,945

Cash flows from investing activities:
Capital expenditures from continuing operations	(1,899,338)	(1,606,307)
Capital expenditures associated with Range Resources Corporation asset exchange	—	(163,251)
Capital contributions to Mountain Valley Pipeline, LLC	(75,838)	—
Restricted cash, net	—	(338,561)
Proceeds from sale of assets	—	7,444
Net cash used in investing activities	(1,975,176)	(2,100,675)

Cash flows from financing activities:
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	758,812	902,467
Proceeds from the sale of common units of EQT GP Holdings, LP, net of sale costs	674,010	—
Proceeds from issuance of EQT Midstream Partners, LP debt	—	500,000
Increase in short-term loans	561,500	450,000
Decrease in short-term loans	(211,500)	(450,000)
Dividends paid	(13,725)	(13,653)
Distributions to noncontrolling interests	(85,218)	(46,155)
Repayments and retirements of long-term debt	(9,004)	(6,162)
Proceeds and excess tax benefits from exercises under employee compensation plans	35,196	42,181
Cash paid for taxes related to net settlement of share-based incentive awards	(46,492)	(49,013)
Debt issuance costs and revolving credit facility origination fees	—	(12,690)
Repurchase and retirement of common stock	(3,375)	(32,368)
Net cash provided by financing activities	1,660,204	1,284,607
Net change in cash and cash equivalents	585,246	325,877
Cash and cash equivalents at beginning of period	1,077,429	845,641
Cash and cash equivalents at end of period	$1,662,675	$1,171,518

Cash paid during the period for:
Interest, net of amount capitalized	$87,661	$68,698
Income taxes, net	$100,987	$127,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,662,675	$1,077,429
Accounts receivable (less accumulated provision for doubtful accounts: $2,685 at September 30, 2015 and $5,311 at December 31, 2014)	147,229	306,085
Derivative instruments, at fair value	395,264	458,460
Prepaid expenses and other	57,653	62,349
Total current assets	2,262,821	1,904,323

Property, plant and equipment	15,364,032	13,608,151
Less: accumulated depreciation and depletion	4,091,834	3,531,337
Net property, plant and equipment	11,272,198	10,076,814

Other assets	205,087	83,763
Total assets	$13,740,106	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$160,000	$166,011
Short-term loans	350,000	—
Accounts payable	265,407	444,077
Other current liabilities	215,709	223,391
Total current liabilities	991,116	833,479

Long-term debt	2,818,200	2,822,889
Deferred income taxes	1,875,552	1,750,870
Other liabilities and credits	302,965	284,599
Total liabilities	5,987,833	5,691,837

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 175,347 at September 30, 2015 and 175,384 at December 31, 2014	2,384,312	1,895,632
Treasury stock, shares at cost: 22,807 at September 30, 2015 and 23,788 at December 31, 2014	(411,701)	(429,440)
Retained earnings	3,121,376	2,917,129
Accumulated other comprehensive income	77,530	199,494
Total common stockholders’ equity	5,171,517	4,582,815
Noncontrolling interests in consolidated subsidiaries	2,580,756	1,790,248
Total equity	7,752,273	6,373,063
Total liabilities and equity	$13,740,106	$12,064,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2014	150,884	$1,422,105	$2,567,980	$44,703	$829,340	$4,864,128
Comprehensive income (net of tax):
Net income			401,669		79,824	481,493
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(16,036)				(23,418)		(23,418)
Interest rate, net of tax expense of $75				108		108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $340				527		527
Dividends ($0.09 per share)			(13,653)			(13,653)
Stock-based compensation plans, net	922	40,436			1,685	42,121
Distributions to noncontrolling interests ($1.47 per EQM common unit)					(46,155)	(46,155)
Issuance of common units of EQT Midstream Partners, LP					902,467	902,467
Repurchase and retirement of common stock	(300)	(12,759)	(19,609)			(32,368)
Balance, September 30, 2014	151,506	$1,449,782	$2,936,387	$21,920	$1,767,161	$6,175,250

Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			219,750		165,398	385,148
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(81,279)				(122,678)		(122,678)
Interest rate, net of tax expense of $75				108		108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $382				606		606
Dividends ($0.09 per share)			(13,725)			(13,725)
Stock-based compensation plans, net	982	54,238			796	55,034
Distributions to noncontrolling interests ($1.83 and $0.04739 per common unit from EQM and EQGP, respectively)					(85,218)	(85,218)
Issuance of common units of EQT Midstream Partners, LP					758,812	758,812
Sale of common units of EQT GP Holdings, LP					674,010	674,010
Changes in ownership of consolidated subsidiaries		453,778			(723,290)	(269,512)
Repurchase and retirement of common stock	(38)	(1,597)	(1,778)			(3,375)
Balance, September 30, 2015	152,540	$1,972,611	$3,121,376	$77,530	$2,580,756	$7,752,273

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2015 and December 31, 2014, the results of its operations for the three and nine month periods ended September 30, 2015 and 2014 and its cash flows for the nine month periods ended September 30, 2015 and 2014.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

Amounts related to discontinued operations included within the Statements of Consolidated Income for the three and nine months ended September 30, 2014 relate to the sale of Equitable Gas Company, LLC and related transactions in 2013.

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

Income from discontinued operations before income taxes was $3.1 million for the nine months ended September 30, 2014. Income from discontinued operations was $1.8 million, net of tax of $1.3 million, for the nine months ended September 30, 2014.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

C.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). In April 2015, EQT Midstream Investments, LLC, an indirect wholly owned subsidiary of the Company that held EQT’s EQM common units, merged with and into EQGP, and EQT Gathering Holdings, LLC (EQT Gathering Holdings), an indirect wholly owned subsidiary of EQT, contributed 100% of the outstanding limited liability company interests in EQT Midstream Services, LLC, EQM’s general partner, to EQGP. As a result of these restructuring transactions, EQGP owned the following EQM partnership interests as of September 30, 2015, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 29.89% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.98% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

On May 15, 2015, EQGP completed an underwritten initial public offering (IPO) of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained 239,715,000 common units, which represented a 90.1% limited partner interest, and a non-economic general partner interest, in EQGP. EQT Gathering Holdings, as the selling unitholder, sold all of the EQGP common units in the offering, resulting in net proceeds to the Company of approximately $674.0 million after deducting underwriting discounts and structuring fees of approximately $2.6 million. EQGP did not receive any of the proceeds from, or incur any expenses in connection with, EQGP’s IPO.

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP public limited partners in its financial statements. In connection with the May 2015 EQGP IPO, the Company recorded a $321.8 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $512.9 million and an increase to deferred tax liability of $191.1 million.

On October 20, 2015, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2015 of $0.104 per common unit, or approximately $27.7 million.  The distribution will be paid on November 23, 2015 to unitholders of record, including the Company, at the close of business on November 2, 2015.

Net income attributable to noncontrolling interests (i.e., to the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) was $59.4 million and $165.4 million for the three and nine months ended September 30, 2015, respectively. Net income attributable to noncontrolling interests (i.e., to the EQM limited partner interests not owned by the Company) was $33.7 million and $79.8 million for the three and nine months ended September 30, 2014, respectively.

D.                        EQT Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and other third parties. EQM is consolidated in the Company’s consolidated financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

In connection with EQM’s IPO in July 2012, EQM issued 17,339,718 subordinated units of EQM to the Company. On February 17, 2015, the subordinated units converted into common units representing limited partner interests in EQM on a one-for-one basis as a result of satisfaction of certain conditions for termination of the subordination period set forth in EQM’s partnership agreement.

On March 10, 2015, the Company and certain subsidiaries of the Company entered into a contribution and sale agreement (Contribution Agreement) with EQM and EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. Pursuant to the Contribution Agreement, on March 17, 2015, a subsidiary of the Company contributed the Northern West Virginia Marcellus gathering system to EQM Gathering in exchange for total consideration of approximately $925.7 million, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units (the NWV Gathering Transaction). EQM Gathering is consolidated by the Company as it is still controlled by the Company. On April 15, 2015, pursuant to the Contribution Agreement, the Company transferred a preferred interest in EQT Energy Supply, LLC, a subsidiary of the Company that generates revenue from services provided to a local distribution company, to EQM in exchange for total consideration of approximately $124.3 million.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million from the offering after deducting the underwriters’ discount and offering expenses of approximately $24.5 million. In connection with the offering, the Company recorded a $122.8 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $195.8 million and an increase to deferred tax liability of $73.0 million.

On March 30, 2015, the Company assigned 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of the Company that owns a majority interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), to EQM for approximately $54.2 million, which represented EQM’s reimbursement to the Company for 100% of the capital contributions made by the Company to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20 - year firm capacity commitments, including an approximately 1.3 Bcf per day firm capacity commitment by the Company. The MVP project is subject to Federal Energy Regulatory Commission (FERC) approval. The voluntary prefiling process with the FERC began in October 2014 and the pipeline is expected to be placed in-service during the fourth quarter of 2018. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the MVP. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. EQM accounted for the MVP Interest beginning on the date it was assumed from EQT as an equity method investment.

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers, acting as EQM’s sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended September 30, 2015, EQM issued 827,975 common units at an average price per unit of $76.58. EQM received net proceeds of approximately $62.2 million after deducting commissions of approximately $0.7 million and other offering expenses of approximately $0.5 million. EQM used the net proceeds from the sales for general partnership purposes. EQM’s general partner elected not to maintain its general partner ownership percentage at the previous level of 2.0%. In connection with the September offerings, the Company recorded a $9.2 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $14.6 million and an increase to deferred tax liability of $5.4 million.

On October 20, 2015, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the aggregate cash distributions to EQGP would be approximately $28.6 million consisting of: $14.7 million in respective of its limited partner interest, $1.2 million in respect of its general partner interest and $12.7 million in respect of its incentive distribution rights in EQM. The distributions in respect of EQGP's general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Revenues from external customers:
EQT Production	$381,538	$411,687	$1,127,319	$1,297,593
EQT Midstream	198,579	173,856	599,235	502,427
Less intersegment revenues, net (a)	(3,102)	(6,820)	(7,592)	(33,504)
Total	$577,015	$578,723	$1,718,962	$1,766,516

Operating income:
EQT Production (b)	$56,360	$140,036	$175,317	$561,930
EQT Midstream (b)	113,010	93,600	350,942	265,196
Unallocated expenses (c)	685	(2,133)	(8,411)	(14,061)
Total operating income	$170,055	$231,503	$517,848	$813,065

(a)	Eliminates intercompany natural gas sales from EQT Production to EQT Midstream.

(b)	Gains on sales / exchanges of assets of $31.0 million and $6.8 million are included in EQT Production and EQT Midstream operating income, respectively, for the nine months ended September 30, 2014.

(c)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

Reconciliation of operating income to income from continuing operations:

Other income	2,661	1,004	6,289	6,134
Interest expense	36,547	35,717	110,596	99,558
Income taxes	35,936	64,496	28,393	239,920
Income from continuing operations	$100,233	$132,294	$385,148	$479,721

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of September 30, 2015	As of December 31, 2014
	(Thousands)
Segment assets:
EQT Production	$8,842,653	$8,153,199
EQT Midstream	3,134,036	2,709,052
Total operating segments	11,976,689	10,862,251
Headquarters assets, including cash and short-term investments	1,763,417	1,202,649
Total assets	$13,740,106	$12,064,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$184,277	$154,031	$529,071	$421,521
EQT Midstream	23,830	21,709	70,417	63,848
Other	120	(162)	303	(461)
Total	$208,227	$175,578	$599,791	$484,908

Expenditures for segment assets (d):
EQT Production (e)	$451,358	$511,971	$1,453,647	$1,855,518
EQT Midstream	130,902	136,589	368,019	333,813
Other	437	805	2,046	2,167
Total	$582,697	$649,365	$1,823,712	$2,191,498

(d)
Includes non-cash capital expenditures of $5.9 million and $5.6 million for the three months ended September 30, 2015 and 2014, respectively, and $18.5 million and $13.7 million for the nine months ended September 30, 2015 and 2014, respectively, for certain labor overhead costs including a portion of non-cash stock-based compensation expense. The Company also had accrued capital expenditures which had not yet been paid of $164.1 million and $233.3 million as of September 30, 2015 and 2014, respectively.

(e)     Includes $159.0 million of cash capital expenditures and $353.1 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (Range) (described in Note L) for the nine months ended September 30, 2014. Expenditures for segment assets in the EQT Production segment include $41.8 million and $37.2 million for property acquisitions during the three months ended September 30, 2015 and 2014, respectively, and $180.9 million and $646.9 million for property acquisitions during the nine months ended September 30, 2015 and 2014, respectively.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. The assets are reported as derivative instruments at fair value in the Condensed Consolidated Balance Sheets and liabilities are reported within other current liabilities in the Condensed Consolidated Balance Sheets. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument had been designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Income in the same period or periods during which the forecasted transaction affects earnings.  In conjunction with the exchange of assets with Range that closed in June 2014 (see Note L), the Company de-designated certain derivative instruments that were previously designated as cash flow hedges because it was probable that the forecasted transactions would not occur, resulting in a pre-tax gain of $28.0 million recorded within gain on sale / exchange of assets in the Statements of Consolidated Income for the nine months ended September 30, 2014. Any subsequent changes in fair value of these derivative instruments are recognized within operating revenues in the Statements of Consolidated Income each period.

Historically, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of equity production and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of September 30, 2015 and December 31, 2014, the Company deferred net gains of $94.4 million and $217.1 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flows hedges and discontinue the use of cash flow hedge accounting. As of September 30, 2015 and December 31, 2014, the forecasted transactions remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The Company estimates that approximately $73.8 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of September 30, 2015 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. As a result of the discontinuance of cash flow hedge accounting, beginning in 2015, all changes in fair value of the Company’s derivative instruments are recognized in the Statements of Consolidated Income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commodity derivatives designated as cash flow hedges	(Thousands)
Amount of gain (loss) recognized in OCI (effective portion), net of tax	$—	$23,160	$—	$(29,489)
Amount of gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets due to forecasted transactions probable to not occur	—	—	—	16,735
Amount of gain (loss) reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	39,346	5,340	122,678	(22,806)
Amount of gain recognized in operating revenues (ineffective portion) (a)	—	34,348	—	13,075

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(108)	$(108)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in gain (loss) on derivatives not designated as hedges	$161,263	$1,821	$209,114	$(16,058)

(a)   No amounts were excluded from effectiveness testing of cash flow hedges.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The absolute quantities of the Company’s derivative commodity instruments totaled 585 Bcf and 624 Bcf as of September 30, 2015 and December 31, 2014, respectively, and were primarily related to natural gas swaps and collars. The open positions at September 30, 2015 and December 31, 2014 had maturities extending through December 2018.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. Margin deposits remitted to financial counterparties or received from financial counterparties related to OTC natural gas swap agreements and options and any funds remitted to or deposits received from the Company’s brokers are recorded on a gross basis.  The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of September 30, 2015 and December 31, 2014.

As of September 30, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$395,264	$(15,411)	$—	$379,853

Liability derivatives:
Derivative instruments, at fair value (included in other current liabilities)	$26,057	$(15,411)	$—	$10,646

As of December 31, 2014	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$458,460	$(22,810)	$—	$435,650

Liability derivatives:
Derivative instruments, at fair value (included in other current liabilities)	$22,942	$(22,810)	$(132)	$—

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral may be required to be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of September 30, 2015, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $15.7 million, for which the Company had no collateral posted on September 30, 2015.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on September 30, 2015, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at September 30, 2015.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade. Having a non-investment grade rating may result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade.

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities included in Level 1 include the Company’s futures contracts.  Assets and liabilities in Level 2 primarily include the Company’s swap and collar agreements. There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented. The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer.

The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including New York Mercantile Exchange (NYMEX) forward curves, LIBOR-based discount rates and basis forward curves.  The Company’s collars, swaptions and options are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The Company uses NYMEX forward curves to value futures, commodity swaps, collars, swaptions and options. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$395,264	$—	$395,264	$—

Liabilities
Derivative instruments, at fair value (included in other current liabilities)	$26,057	$—	$26,057	$—

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	As of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$458,460	$—	$458,460	$—

Liabilities
Derivative instruments, at fair value (included in other current liabilities)	$22,942	$132	$22,810	$—

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under EQM’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of long-term debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.1 billion and $3.3 billion at September 30, 2015 and December 31, 2014, respectively. The carrying value of long-term debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.0 billion at September 30, 2015 and December 31, 2014.

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

The Company’s effective income tax rate for the nine months ended September 30, 2015 was 6.9%, compared to 33.3% for the nine months ended September 30, 2014. Excluding the impact of recent Internal Revenue Service (IRS) guidance received by the Company (discussed below), the effective income tax rate for the nine months ended September 30, 2015 was 15.5%. The decrease in the effective income tax rate was primarily attributable to an increase in income allocated to the noncontrolling limited partners of EQGP and EQM, a decrease in state taxes in 2015 as a result of lower pre-tax income on state tax paying entities and increased tax credits recorded in 2015. The increase to noncontrolling limited partners income was primarily the result of higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 underwritten public offering of common units, issuances of EQM common units under the $750 million ATM Program and EQGP’s May 2015 IPO.

The Company’s income tax expense was lower for the nine months ended September 30, 2015 due to a realized $35.5 million tax benefit in connection with recent IRS guidance received by the Company regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred taxes will be reversed when the assets are disposed of in a taxable transaction such as a sale of assets or amortized over the 32-year remaining life of the assets received in the exchange, in either event increasing tax expense at that time.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended September 30, 2015.  The Company believes that it is appropriately reserved for uncertain tax positions.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

I.                       Revolving Credit Facilities

The Company has a $1.5 billion credit facility that expires in February 2019. The Company had no loans or letters of credit outstanding under its revolving credit facility as of September 30, 2015 or December 31, 2014 or at any time during the three and nine months ended September 30, 2015 and 2014.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $350.0 million of loans and no letters of credit outstanding under its revolving credit facility as of September 30, 2015. As of December 31, 2014, EQM had no loans or letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding short-term loans under EQM’s revolving credit facility at any time during the three and nine months ended September 30, 2015 was $404 million. The maximum amount of outstanding short-term loans under EQM’s revolving credit facility at any time during the three and nine months ended September 30, 2014 was $330 million and $450 million, respectively. The average daily balance of loans outstanding under EQM’s credit facility was approximately $357 million and $241 million during the three and nine months ended September 30, 2015, respectively. The average daily balance of loans outstanding under EQM’s credit facility was approximately $133 million and $159 million during the three and nine months ended September 30, 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of approximately 1.7% for the three and nine months ended September 30, 2015 and 2014.

The Company incurred commitment fees averaging approximately 6 basis points for each of the three months ended September 30, 2015 and 2014, and approximately 17 basis points for each of the nine months ended September 30, 2015 and 2014, to maintain credit availability under its revolving credit facility. EQM incurred commitment fees averaging approximately 6 basis points for each of the three months ended September 30, 2015 and 2014, and 17 basis points and 18 basis points for the nine months ended September 30, 2015 and 2014, respectively, to maintain credit availability under its revolving credit facility.

J.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 302,550 and 772,873 for the three months ended September 30, 2015 and 2014, respectively, and 462,317 and 935,027 for the nine months ended September 30, 2015 and 2014, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 291,700 and 133,500 for the three and nine months ended September 30, 2015, respectively. No options to purchase common stock were excluded from potentially dilutive securities because they were anti-dilutive for the three and nine months ended September 30, 2014.  The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

K.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended September 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2015	$133,789		$(915)		$(16,236)		$116,638
(Gains) losses reclassified from accumulated OCI, net of tax	(39,346)	(a)	36	(a)	202	(b)	(39,108)
Accumulated OCI (loss), net of tax, as of September 30, 2015	$94,443		$(879)		$(16,034)		$77,530

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2014	$20,461		$(1,060)		$(15,512)		$3,889
Gains recognized in accumulated OCI, net of tax	23,160	(a)	—		—		23,160
(Gains) losses reclassified from accumulated OCI, net of tax	(5,340)	(a)	36	(a)	175	(b)	(5,129)
Change in accumulated OCI, net of tax	17,820		36		175		18,031
Accumulated OCI (loss), net of tax, as of September 30, 2014	$38,281		$(1,024)		$(15,337)		$21,920

	Nine Months Ended September 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2015	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(122,678)	(a)	108	(a)	606	(b)	(121,964)
Accumulated OCI (loss), net of tax, as of September 30, 2015	$94,443		$(879)		$(16,034)		$77,530

	Nine Months Ended September 30, 2014
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2014	$61,699		$(1,132)		$(15,864)		$44,703
Losses recognized in accumulated OCI, net of tax	(29,489)	(a)	—		—		(29,489)
Gain reclassified from accumulated OCI, net of tax, into gain on sale / exchange of assets	(16,735)	(a)	—		—		(16,735)
Losses reclassified from accumulated OCI, net of tax	22,806	(a)	108	(a)	527	(b)	23,441
Change in accumulated OCI (loss), net of tax	(23,418)		108		527		(22,783)
Accumulated OCI (loss), net of tax, as of September 30, 2014	$38,281		$(1,024)		$(15,337)		$21,920

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

L.         Sale and Exchange of Properties

In June 2014, the Company exchanged assets with Range. The Company received approximately 73,000 net acres and approximately 900 producing wells, most of which are vertical wells, in the Permian Basin of Texas. In exchange, Range received approximately 138,000 net acres in the Nora field of Virginia (Nora), the Company’s working interest in approximately 2,000 producing vertical wells in Nora, the Company’s 50% ownership interest in Nora Gathering, LLC (Nora LLC), which owned the supporting gathering system in Nora, and $167.3 million in cash. The Company previously recorded its 50% ownership interest in Nora LLC as a nonconsolidated investment in its consolidated financial statements.

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

M.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. The Company has evaluated this standard and determined that the adoption of it will have no significant impact on reported results.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest. The standard added Securities and Exchange Commission (SEC) paragraphs to clarify the applicability of ASU No. 2015-03 to debt issuance costs related to line-of-credit arrangements. The guidance in ASU No. 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, including interim periods therein. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact this standard will have on its financial statements and related disclosures.
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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (EQM) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Income from continuing operations attributable to EQT Corporation for the three months ended September 30, 2015 was $40.8 million, $0.27 per diluted share, compared with $98.6 million, $0.65 per diluted share, for the three months ended September 30, 2014. The $57.8 million decrease in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 42% decrease in the average realized price for production sales volumes, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by increased gains on derivatives not designated as hedges, increased production sales volumes, lower income tax expense and increased gathering and transmission firm reservation revenues.

The average realized price to EQT Corporation for production sales volumes was $2.12 per Mcfe for the three months ended September 30, 2015 compared to $3.63 per Mcfe for the three months ended September 30, 2014. The decrease in the average realized price was driven by lower New York Mercantile Exchange (NYMEX) natural gas prices net of cash settled derivatives, a lower average differential and lower natural gas liquids (NGLs) prices.

The average NYMEX natural gas index price was $2.77 per MMBtu during the third quarter of 2015, 32% lower than the average index price of $4.06 per MMBtu during the third quarter of 2014. In addition, the average differential decreased $0.13 per Mcf primarily due to lower recoveries. Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the resale of unused pipeline capacity. The average NGL price was $8.10 per barrel for the three months ended September 30, 2015 compared to $42.27 per barrel for the three months ended September 30, 2014.

Net income attributable to noncontrolling interests of EQT GP Holdings, LP (EQGP) and EQM was $59.4 million for the three months ended September 30, 2015 compared to $33.7 million for the three months ended September 30, 2014. The $25.7 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 public offering of common units, EQGP’s May 2015 initial public offering (IPO), and EQM's September 2015 issuances of common units in connection with the $750 million ATM Program (as defined in Note D to the Condensed Consolidated Financial Statements). In March 2015, EQM completed a public offering of additional EQM common units in connection with the NWV Gathering Transaction (as defined in Note D to the Condensed Consolidated Financial Statements). In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP (as described in Note C to the Condensed Consolidated Financial Statements). During September 2015, EQM issued 827,975 common units pursuant to the $750 million ATM Program.

Income tax expense was $35.9 million for the three months ended September 30, 2015, compared to income tax expense of $64.5 million for the three months ended September 30, 2014. The Company's effective income tax rate was 26.4% and 32.8% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the effective income tax rate was primarily attributable to an increase in income allocated to the noncontrolling limited partners of EQGP and EQM, a decrease in EQT Production’s operating income, a decrease in state taxes in 2015 as a result of lower pre-tax income on state tax paying entities and increased tax credits recorded in 2015. The Company’s effective income tax rate was reduced for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP earnings, but is not required to record an income tax provision with respect to the portion of the earnings allocated to EQGP and EQM noncontrolling public limited partners. Earnings allocated to the EQGP and EQM noncontrolling public limited partners increased in the third quarter 2015 compared to the third quarter 2014 due to higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 public offering of common units, EQGP’s May 2015 IPO and issuances of EQM common units under the $750 million ATM Program.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Income from continuing operations attributable to EQT Corporation for the nine months ended September 30, 2015 was $219.8 million, $1.44 per diluted share, compared with $399.9 million, $2.62 per diluted share, for the nine months ended September 30, 2014. The $180.1 million decrease in income from continuing operations attributable to EQT Corporation between periods was primarily attributable to a 37% decrease in the average realized price for production sales volumes, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by increased gains on derivatives not designated as hedges, lower income tax expense, increased production sales volumes and increased gathering and transmission firm reservation revenues.

The average realized price to EQT Corporation for production sales volumes was $2.71 per Mcfe for the nine months ended September 30, 2015 compared to $4.32 per Mcfe for the nine months ended September 30, 2014. The decrease in the average realized price was driven by lower NYMEX natural gas prices net of cash settled derivatives, a lower average differential and lower NGL prices.

The average NYMEX natural gas index price was $2.80 per MMBtu during the nine months ended September 30, 2015, 38% lower than the average index price of $4.55 per MMBtu during the nine months ended September 30, 2014. In addition, the average differential decreased $0.25 per Mcf primarily due to lower Appalachian Basin basis, which was partially offset by increased recoveries. The average NGL price was $15.17 per barrel for the nine months ended September 30, 2015 compared to $46.46 per barrel for the nine months ended September 30, 2014.

Net income attributable to noncontrolling interests of EQGP and EQM was $165.4 million for the nine months ended September 30, 2015 compared to $79.8 million for the nine months ended September 30, 2014. The $85.6 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 public offering of common units, EQGP’s May 2015 IPO, and EQM's September 2015 issuances of common units in connection with the $750 million ATM Program. Additionally, during May of 2014, EQM completed a public offering of common units in connection with its acquisition of the Jupiter gathering system from the Company.

Interest expense increased $11.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of EQM’s 4.00% Senior Notes due 2024 issued during the third quarter of 2014.

Income tax expense decreased $211.5 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of lower pre-tax income and a realized $35.5 million tax benefit in connection with recent Internal Revenue Service (IRS) guidance received by the Company in connection with the Company’s sale of Equitable Gas Company, LLC in 2013 (discussed below). The Company’s effective income tax rate decreased to 6.9% in 2015 from 33.3% in 2014. The decrease in the effective income tax rate from the nine months of 2014 is primarily attributable to the effects of the IRS guidance, an increase in earnings allocated to noncontrolling limited partners of EQGP and EQM, a decrease in EQT Production’s operating income, a decrease in state taxes in 2015 as a result of lower pre-tax income on state paying entities and increased tax credits in 2015. The overall rate was lower for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP earnings, but is not required to record an income tax provision with respect to the portion of the earnings allocated to EQM and EQGP noncontrolling public limited partners. Earnings allocated to the EQM and EQGP noncontrolling public limited partners increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 public offering of common units, EQGP’s May 2015 IPO and issuances of EQM common units under the $750 million ATM Program.

For the nine months ended September 30, 2015, the Company realized a $35.5 million tax benefit in connection with recent IRS guidance received by the Company regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred taxes will be reversed when the assets are disposed of in a taxable transaction such as a sale of assets or amortized over the 32-year remaining life of the assets received in the exchange, in either event increasing tax expense at that time.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission firm reservation revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

Revenues earned by the Company from the sale of natural gas, NGLs and oil are split between EQT Production and EQT Midstream. The split is reflected in the calculation of EQT Production’s average realized price.  The following operational information presents detailed gross liquid and natural gas operational information as well as midstream deductions to assist in the understanding of the Company’s consolidated operations.

The operational information in the table below presents an average realized price ($/Mcfe) to EQT Production and EQT Corporation, which is based on EQT Production adjusted net operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted net operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted net operating revenues should not be considered as an alternative to EQT Corporation total operating revenues as reported in the Statements of Consolidated Income, the most directly comparable GAAP financial measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation of EQT Production adjusted net operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
in thousands (unless noted)	2015	2014	%	2015	2014	%
LIQUIDS
NGLs:
Sales volume (MMcfe) (a)	13,827	12,047	14.8	39,552	27,768	42.4
Sales volume (Mbbls)	2,304	2,008	14.7	6,592	4,628	42.4
Gross price ($/Bbl)	$8.10	$42.27	(80.8)	$15.17	$46.46	(67.3)
Gross NGL sales	$18,665	$84,868	(78.0)	$99,983	$215,016	(53.5)
Third-party processing	(19,970)	(17,883)	11.7	(57,084)	(45,456)	25.6
Net NGL sales	$(1,305)	$66,985	(101.9)	$42,899	$169,560	(74.7)
Oil:
Sales volume (MMcfe) (a)	1,102	933	18.1	3,250	1,632	99.1
Sales volume (Mbbls)	184	155	18.7	542	272	99.3
Net price ($/Bbl)	$39.13	$87.91	(55.5)	$41.02	$87.46	(53.1)
Net oil sales	$7,187	$13,668	(47.4)	$22,221	$23,785	(6.6)

Net liquids sales	$5,882	$80,653	(92.7)	$65,120	$193,345	(66.3)

NATURAL GAS
Sales volume (MMcf)	141,367	110,362	28.1	405,743	310,201	30.8
NYMEX price ($/MMBtu) (b)	$2.77	$4.05	(31.6)	$2.80	$4.52	(38.1)
Btu uplift	$0.28	$0.41	(31.7)	$0.26	$0.38	(31.6)
Gross natural gas price ($/Mcf)	$3.05	$4.46	(31.6)	$3.06	$4.90	(37.6)

Basis ($/Mcf)	$(1.54)	$(1.54)	—	$(1.26)	$(0.90)	40.0
Recoveries ($/Mcf) (c)	0.64	0.80	(20.0)	0.88	0.79	11.4
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.01	(0.02)	150.0	(0.02)	(0.04)	(50.0)
Average differential ($/Mcf)	$(0.89)	$(0.76)	17.1	$(0.40)	$(0.15)	166.7

Average adjusted price - unhedged ($/Mcf)	$2.16	$3.70	(41.6)	$2.66	$4.75	(44.0)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.46	0.08	475.0	0.50	(0.12)	516.7
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.21	0.05	320.0	0.19	0.02	850.0
Average adjusted price, including cash settled derivatives ($/Mcf)	$2.83	$3.83	(26.1)	$3.35	$4.65	(28.0)

Net natural gas sales, including cash settled derivatives	$401,382	$422,359	(5.0)	$1,355,645	$1,444,221	(6.1)

TOTAL PRODUCTION
Total net natural gas & liquids sales, including cash settled derivatives	$407,264	$503,012	(19.0)	$1,420,765	$1,637,566	(13.2)
Total sales volume (MMcfe)	156,296	123,342	26.7	448,545	339,601	32.1

Net natural gas & liquids price, including cash settled derivatives ($/Mcfe)	$2.61	$4.08	(36.0)	$3.17	$4.82	(34.2)

Midstream Deductions ($/Mcfe)
Gathering to EQT Midstream	$(0.72)	$(0.74)	(2.7)	$(0.74)	$(0.74)	—
Transmission to EQT Midstream	(0.19)	(0.20)	(5.0)	(0.19)	(0.20)	(5.0)
Third-party gathering and transmission costs	(0.49)	(0.45)	8.9	(0.46)	(0.50)	(8.0)
Total midstream deductions	$(1.40)	$(1.39)	0.7	$(1.39)	$(1.44)	(3.5)
Average realized price to EQT Production ($/Mcfe)	$1.21	$2.69	(55.0)	$1.78	$3.38	(47.3)
Gathering and transmission to EQT Midstream ($/Mcfe)	$0.91	$0.94	(3.2)	$0.93	$0.94	(1.1)
Average realized price to EQT Corporation ($/Mcfe)	$2.12	$3.63	(41.6)	$2.71	$4.32	(37.3)

(a)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(b)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.77 and $4.06 for the three months ended September 30, 2015 and 2014, respectively, and $2.80 and $4.55 for the nine months ended September 30, 2015 and 2014, respectively).

(c)
Recoveries represent differences in natural gas prices between the Appalachian Basin and the sales points of other markets reached by utilizing transportation capacity, differences in natural gas prices between Appalachian Basin and fixed price sales contracts, term sales with fixed differentials to NYMEX and other marketing activity, including the sale of unused pipeline capacity. Recoveries include approximately $0.20 and $0.19 per Mcf for the three months ended September 30, 2015 and 2014, respectively, and $0.20 and $0.18 per Mcf for the nine months ended September 30, 2015 and 2014, respectively, for the sale of unused pipeline capacity.

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

EQT Production adjusted net operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. EQT Production adjusted net operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and is net of transportation and processing costs.  Management utilizes EQT Production adjusted net operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not burden the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement.  EQT Production adjusted net operating revenues also reflects third-party transportation and processing costs as deductions from operating revenues because management considers the net price realized for sales of products, after the costs of processing and transporting the product to sales points, to be an indicator of the quality of earnings period-over-period.  Management also considers this to be an indicator of how well the Company is utilizing its transportation and processing contracts.  The sale price for natural gas is significantly impacted by the market in which the gas is sold and the expense incurred to transport and process the gas is important in evaluating the quality of earnings period-over-period because the cost of reaching a higher priced market may exceed the incremental price benefit of that market as compared to the market where the gas is produced.  This is particularly important to natural gas producers in the Appalachian Basin given pipeline constraints and the impact on pricing in the area.  Management further believes that EQT Production adjusted net operating revenues as presented provides useful information for investors for evaluating period-over-period earnings and is consistent with industry practices.

Calculation of EQT Production adjusted net operating revenues	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands (unless noted)	2015	2014	2015	2014
EQT Production total operating revenues, as reported on segment page	$381,538	$411,687	$1,127,319	$1,297,593
(Deduct) add back:
Gain for hedging ineffectiveness	—	(34,348)	—	(13,075)
(Gain) loss on derivatives not designated as hedges	(160,458)	(832)	(209,881)	13,036
Net cash settlements received (paid) on derivatives not designated as hedges	33,170	3,040	69,714	(5,895)
Premiums paid for derivatives that settled during the period	(1,029)	—	(3,054)	—
EQT Production transportation and processing, as reported on segment page	(64,739)	(48,561)	(187,008)	(144,622)
EQT Production adjusted net operating revenues, a non-GAAP measure	$188,482	$330,986	$797,090	$1,147,037

Total sales volumes (MMcfe)	156,296	123,342	448,545	339,601

Average realized price to EQT Production ($/Mcfe)	$1.21	$2.69	$1.78	$3.38
Add:
Gathering and Transmission to EQT Midstream ($/Mcfe)	$0.91	$0.94	$0.93	$0.94
Average realized price to EQT Corporation ($/Mcfe)	$2.12	$3.63	$2.71	$4.32

EQT Production total operating revenues, as reported on segment page	$381,538	$411,687	$1,127,319	$1,297,593
EQT Midstream total operating revenues, as reported on segment page	198,579	173,856	599,235	502,427
Less: intersegment revenues, net	(3,102)	(6,820)	(7,592)	(33,504)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$577,015	$578,723	$1,718,962	$1,766,516

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	%	2015	2014	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Horizontal Marcellus Play (a)	129,645	97,861	32.5	373,522	266,835	40.0
Horizontal Huron Play	9,643	9,187	5.0	28,177	24,165	16.6
Other (b)	17,008	16,294	4.4	46,846	48,601	(3.6)
Total production sales volumes (c)	156,296	123,342	26.7	448,545	339,601	32.1

Average daily sales volumes (MMcfe/d)	1,699	1,341	26.7	1,643	1,244	32.1

Average realized price to EQT Production ($/Mcfe)	$1.21	$2.69	(55.0)	$1.78	$3.38	(47.3)

Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.12	$0.14	(14.3)	$0.12	$0.14	(14.3)
Production taxes ($/Mcfe)	$0.09	$0.14	(35.7)	$0.09	$0.15	(40.0)
Production depletion ($/Mcfe)	$1.16	$1.23	(5.7)	$1.16	$1.22	(4.9)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$181,857	$151,576	20.0	$521,741	$413,794	26.1
Other DD&A	2,420	2,455	(1.4)	7,330	7,727	(5.1)
Total DD&A (thousands)	$184,277	$154,031	19.6	$529,071	$421,521	25.5

Capital expenditures (thousands) (d)	$451,358	$511,971	(11.8)	$1,453,647	$1,855,518	(21.7)

FINANCIAL DATA (thousands)

Revenues:
Production sales	$221,080	$376,507	(41.3)	$917,438	$1,297,554	(29.3)
Gain for hedging ineffectiveness	—	34,348	(100.0)	—	13,075	(100.0)
Gain (loss) on derivatives not designated as hedges	160,458	832	19,185.8	209,881	(13,036)	1,710.0
Total operating revenues	381,538	411,687	(7.3)	1,127,319	1,297,593	(13.1)

Operating expenses:
Transportation and processing	64,739	48,561	33.3	187,008	144,622	29.3
LOE, excluding production taxes	18,808	17,166	9.6	53,615	47,526	12.8
Production taxes	13,698	16,674	(17.8)	41,739	50,136	(16.7)
Exploration expense	8,163	3,593	127.2	32,128	12,444	158.2
Selling, general and administrative (SG&A)	35,493	31,626	12.2	108,441	90,400	20.0
DD&A	184,277	154,031	19.6	529,071	421,521	25.5
Total operating expenses	325,178	271,651	19.7	952,002	766,649	24.2
Gain on sale / exchange of assets	—	—	—	—	30,986	(100.0)
Operating income	$56,360	$140,036	(59.8)	$175,317	$561,930	(68.8)

(a)	Includes Upper Devonian wells.

(b)	Includes 1,731 MMcfe of dry Utica sales volume for the three and nine months ended September 30, 2015.

(c)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Includes $159.0 million of cash capital expenditures and $353.1 million of non-cash capital expenditures for the exchange of assets with Range Resources Corporation (Range) during the nine months ended September 30, 2014.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

EQT Production’s operating income totaled $56.4 million for the three months ended September 30, 2015 compared to $140.0 million for the three months ended September 30, 2014.  The $83.6 million decrease in operating income was primarily due to a lower average realized price to EQT Production and increased operating expenses, partly offset by increased gains on derivatives not designated as hedges and increased sales of produced natural gas.

Total operating revenues were $381.5 million for the three months ended September 30, 2015 compared to $411.7 million for the three months ended September 30, 2014.  The $30.2 million decrease in operating revenues was primarily due to a 55% decrease in the average realized price to EQT Production and a prior year gain on hedge ineffectiveness, partly offset by increased gains on derivatives not designated as hedges and a 27% increase in production sales volumes in the current year.

The components of average realized price are outlined in the table on page 25. The $1.48 per Mcfe decrease in the average realized price to EQT Production for the three months ended September 30, 2015 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.74 per Mcf and a decrease in the average natural gas differential of $0.13 per Mcf and lower NGL prices. The change in the average differential includes decreased recoveries of $0.16 per Mcf as a result of reduced spreads between prices in the Appalachian Basin and ultimate sales prices.

The increase in production sales volumes was primarily the result of increased production from the 2013 and 2014 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the quarter ended September 30, 2015 included a $160.5 million gain on derivatives not designated as hedges compared to a gain of $0.8 million for the quarter ended September 30, 2014. The gains for the quarter ended September 30, 2015 related to favorable changes in the fair market value of EQT Production’s NYMEX swaps due to a decrease in forward NYMEX prices during the third quarter of 2015. During the quarter ended September 30, 2015, EQT Production received $33.2 million of net cash settlements for derivatives not designated as hedges. For the quarter ended September 30, 2014, EQT Production received $3.0 million of net cash settlements for derivatives not designated as hedges. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $325.2 million for the three months ended September 30, 2015 compared to $271.7 million for the three months ended September 30, 2014. The increase in operating expenses was the result of increases in DD&A, transportation and processing, exploration expense, SG&A expense and LOE partially offset by a decrease in production taxes. The increase in DD&A expense was the result of higher produced volumes partially offset by a lower overall depletion rate in the current year. Transportation and processing expense increased by $16.2 million primarily due to additional contracted capacity to move EQT Production’s natural gas out of the Appalachian Basin and increased liquids processing fees. Transportation and processing expenses are included in the average realized price to EQT Production. Exploration expense increased $4.6 million primarily due to increased impairments of unproved lease acreage associated with leased acreage outside of core development areas. The increase in SG&A expense was primarily due to $3.5 million of rig release penalties and a $3.5 million increase in personnel costs, partly offset by a $1.8 million favorable adjustment to the reserve for uncollectible accounts and $1.4 million of lower professional services costs. The increase in LOE was mainly due to increased Marcellus activity. The decrease in production taxes was primarily driven by a $4.6 million decrease in severance taxes due to lower market sales prices partly offset by higher production sales volumes in certain jurisdictions subject to these taxes and a $1.0 million increase in property taxes.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

EQT Production’s operating income totaled $175.3 million for the nine months ended September 30, 2015 compared to $561.9 million for the nine months ended September 30, 2014. The $386.6 million decrease in operating income was primarily due to a lower average realized price to EQT Production, increased operating expenses and a gain on the sale / exchange of assets in 2014, which was partly offset by increased sales of produced natural gas and current year gains on derivatives not designated as hedges.

Total operating revenues were $1,127.3 million for the nine months ended September 30, 2015 compared to $1,297.6 million for the nine months ended September 30, 2014. The $170.3 million decrease in operating revenues was primarily due to a 47% decrease in the average realized price to EQT Production and a prior year gain on hedging ineffectiveness, partly offset by a 32% increase in production sales volumes and gains on derivatives not designated as hedges in the current year.

The $1.60 per Mcfe decrease in the average realized price to EQT Production for the nine months ended September 30, 2015 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.93 per Mcf, a decrease in the average natural gas differential of $0.25 per Mcf and lower NGL prices. The change in the average differential includes lower Appalachian Basin basis of $0.36 per Mcf and increased recoveries of $0.09 per Mcf. For the nine months ended September 30, 2015, EQT Production recognized higher recoveries compared to the nine months ended September 30, 2014 primarily by using its contracted transportation capacity to sell gas in higher priced markets as well as from favorable fixed price sales contracts. The Company had more contracted transportation capacity available to move gas out of the Appalachian Basin in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily related to Texas Eastern Transmission capacity of 300,000 MMBtu per day which came online in November 2014.

The increase in production sales volumes was the result of increased production from the 2013 and 2014 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the nine months ended September 30, 2015 included a $209.9 million gain on derivatives not designated as hedges compared to $13.0 million of derivative losses for the nine months ended September 30, 2014. The gains for the nine months ended September 30, 2015 related to favorable changes in the fair market value of EQT Production’s NYMEX hedges due to a decrease in forward NYMEX prices during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, EQT Production received $69.7 million of net cash settlements for derivatives not designated as hedges. For the nine months ended September 30, 2014, EQT Production paid $5.9 million of net cash settlements for derivatives not designated as hedges. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $952.0 million for the nine months ended September 30, 2015 compared to $766.6 million for the nine months ended September 30, 2014. The increase in operating expenses was the result of increases in DD&A, transportation and processing, exploration expense, SG&A, and LOE partially offset by a decrease in production taxes. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Transportation and processing expense increased by $42.4 million primarily due to additional contracted capacity to move EQT Production’s natural gas out of the Appalachian Basin and increased liquids processing fees. Transportation and processing expenses are included in the average realized price to EQT Production. Exploration expense increased $19.7 million due to impairments of unproved lease acreage totaling $18.6 million primarily from lease expirations and increased delay rental payments. The increase in SG&A expense was primarily due to $12.5 million of higher personnel costs, $10.4 million of drilling program reduction charges, including rig release penalties, and $4.3 million of Utica proved property impairment, partly offset by a $4.6 million reduction to the reserve for uncollectible accounts and $4.0 million of higher litigation and environmental remediation costs in the prior year. The increase in LOE was due to increased Permian maintenance costs and Marcellus activities as well as insurance costs. Production taxes decreased primarily due to a $12.3 million decrease in severance taxes due to lower market sales prices, partly offset by higher production sales volumes in certain jurisdictions subject to these taxes, and a $3.6 million increase in property taxes.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	%	2015	2014	%
OPERATIONAL DATA
Net operating revenues (thousands):
Gathering
Firm reservation fee revenues	$68,205	$13,936	389.4	$194,869	$24,945	681.2
Volumetric based fee revenues:
Usage fees under firm contracts (a)	8,815	16,385	(46.2)	25,567	27,492	(7.0)
Usage fees under interruptible contracts	48,899	72,116	(32.2)	157,277	230,580	(31.8)
Total volumetric based fee revenues	57,714	88,501	(34.8)	182,844	258,072	(29.2)
Total gathering revenues	$125,919	$102,437	22.9	$377,713	$283,017	33.5

Transmission
Firm reservation fee revenues	$50,657	$39,409	28.5	$162,602	$120,061	35.4
Volumetric based fee revenues:
Usage fees under firm contracts (a)	11,129	13,592	(18.1)	29,706	33,509	(11.3)
Usage fees under interruptible contracts	897	2,794	(67.9)	3,422	5,854	(41.5)
Total volumetric based fee revenues	12,026	16,386	(26.6)	33,128	39,363	(15.8)
Total transmission revenues	$62,683	$55,795	12.3	$195,730	$159,424	22.8

Storage, marketing and other net revenues	6,657	8,245	(19.3)	17,792	25,085	(29.1)
Total net operating revenues	$195,259	$166,477	17.3	$591,235	$467,526	26.5

Gathered volumes (BBtu per day):
Firm reservation	1,150	231	397.8	1,085	129	741.1
Volumetric based services (b)	947	1,455	(34.9)	967	1,399	(30.9)
Total gathered volumes	2,097	1,686	24.4	2,052	1,528	34.3

Gathering and compression expense ($/MMBtu)	$0.12	$0.14	(14.3)	0.12	0.15	(20.0)

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	1,751	1,219	43.6	1,866	1,265	47.5
Volumetric based services (b)	300	598	(49.8)	257	435	(40.9)
Total transmission pipeline throughput	2,051	1,817	12.9	2,123	1,700	24.9

Average contracted firm transmission reservation commitments (BBtu per day)	2,390	1,784	34.0	2,567	1,847	39.0

Capital expenditures (thousands)	$130,902	$136,589	(4.2)	$368,019	$333,813	10.2

FINANCIAL DATA (thousands)
Total operating revenues	$198,579	$173,856	14.2	$599,235	$502,427	19.3
Purchased gas costs	3,320	7,379	(55.0)	8,000	34,901	(77.1)
Total net operating revenues	195,259	166,477	17.3	591,235	467,526	26.5
Operating expenses:
Operation and maintenance (O&M)	32,371	27,844	16.3	92,399	80,442	14.9
SG&A	26,048	23,324	11.7	77,477	64,803	19.6
DD&A	23,830	21,709	9.8	70,417	63,848	10.3
Total operating expenses	82,249	72,877	12.9	240,293	209,093	14.9
Gain on sale / exchange of assets (c)	—	—	—	—	6,763	(100.0)
Operating income	$113,010	$93,600	20.7	$350,942	$265,196	32.3

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

(c)
As discussed in Note L to the Company’s Condensed Consolidated Financial Statements, in connection with an asset exchange with Range during the second quarter of 2014, EQT Midstream recognized a pre-tax gain of $6.8 million, which is included in gain on sale / exchange of assets in the Statements of Consolidated Income.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

EQT Midstream’s operating income totaled $113.0 million for the three months ended September 30, 2015 compared to $93.6 million for the three months ended September 30, 2014. The increase in operating income was primarily the result of increased gathering and transmission operating revenues, partly offset by increased operating expenses and a decrease in storage, marketing and other net operating revenues.

Gathering revenues increased by $23.5 million primarily as a result of higher affiliate volumes gathered for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by production development in the Marcellus Shale. EQT Midstream significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Transmission operating revenues increased by $6.9 million in the third quarter of 2015 compared to 2014, reflecting continued production development in the Marcellus Shale by affiliate and third-party producers. The increase primarily resulted from higher firm reservation fees of $11.2 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Storage, marketing and other net operating revenues decreased from the prior year primarily as a result of lower revenues on NGLs marketed for non-affiliate producers due to lower liquids pricing in the current year.

Total operating expenses increased by $9.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. O&M expense increased $4.5 million as a result of $2.1 million of higher compressor and pipeline expenses related to an increase in Marcellus activity, higher personnel costs of $1.1 million and higher property taxes. SG&A expense increased $2.7 million primarily due to increased allocated expenses from affiliates of $1.3 million and higher personnel costs. DD&A increased $2.1 million as a result of additional assets placed in-service.

Total operating revenues increased $24.7 million primarily as a result of increased gathering and transmission revenue offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $4.1 million primarily as a result of reduced natural gas purchases from affiliates for gas marketing activities.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

EQT Midstream’s operating income totaled $350.9 million for the nine months ended September 30, 2015 compared to $265.2 million for the nine months ended September 30, 2014. The increase in operating income was primarily the result of increased gathering and transmission operating revenues partly offset by increased operating expenses, a decrease in storage, marketing and other net operating revenues and a gain on the sale / exchange of assets in 2014.

Gathering revenues increased by $94.7 million primarily as a result of higher affiliate volumes gathered for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by production development in the Marcellus Shale. EQT Midstream significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Transmission operating revenues increased by $36.3 million in the first three quarters of 2015 compared to 2014, reflecting continued production development in the Marcellus Shale by affiliate and third-party producers. The increase primarily resulted from higher firm reservation fees of $42.5 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Storage, marketing and other net operating revenues decreased from the prior year primarily as a result of lower revenues on NGLs marketed for non-affiliate producers as a result of lower liquids pricing in the current year and reduced marketing activity.

Total operating expenses increased $31.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. O&M expense increased $12.0 million as a result of higher compressor and pipeline expenses of $3.4 million related to an increase in Marcellus activity, higher personnel costs of $2.9 million, higher property taxes and increased allocated expenses from affiliates. SG&A expense increased $12.7 million primarily as a result of increased allocated expenses

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

from affiliates of $4.7 million, higher personnel costs of $3.0 million, the impairment of certain expiring right of way options of $1.9 million, higher professional services and higher bad expense as a result of reserve reductions in 2014. DD&A increased $6.6 million as a result of additional assets placed in-service.

Total operating revenues increased by $96.8 million primarily as a result of increased gathering and transmission revenue offset by reduced gas marketing activity for storage, marketing and other. Purchased gas costs decreased $26.9 million primarily as a result of reduced natural gas purchases from affiliates for gas marketing activities.

OUTLOOK

The Company is committed to profitably developing its natural gas, NGL and oil reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. Despite the continued uncertainty of natural gas, NGL and oil prices, the Company believes the long-term outlook for its businesses is favorable due to the Company’s resource base, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its key operating areas.

The market prices for natural gas, NGLs and oil can be volatile and have been depressed in 2015. A prolonged low price environment could adversely affect, among other things, the Company's development plans, including the pace of the development of the Company's reserves, as well as the Company’s revenues, earnings, liquidity and reserves.  As a result of the continued low price environment, the Company suspended drilling on its Permian Basin acreage in the first quarter of 2015 and reduced its estimate of 2015 capital investment, excluding acquisitions, from $2.55 billion to $2.4 billion (including EQM). The Company further reduced its estimate to $2.3 billion in the third quarter of 2015 (including EQM). The reduction was primarily attributable to lower expected drilling and completion service costs.

In July 2015, the Company turned in-line its first dry gas focused Utica well, which has experienced prolific initial results.  Given the success of its first Utica well in Greene County, Pennsylvania, the Company has decided to begin development of its Utica acreage and suspend the Upper Devonian and Central Pennsylvania Marcellus drilling programs.  The Utica development plan includes two additional Utica wells for 2015, a second Utica well in Pennsylvania and one Utica well in West Virginia.

Capital investment for EQT Production in 2015 is expected to be approximately $1.6 billion, including $1.5 billion related to well development (primarily drilling and completion), to support the drilling and completion of approximately 166 gross wells, including 138 Marcellus wells, 24 Upper Devonian wells, 2 Utica wells and 2 other wells.

Sales volumes for 2015 are expected to be 595 - 605 Bcfe, which would result in production sales volume growth of approximately 25% in 2015. To support continued growth in production, the Company plans to invest approximately $0.7 billion, including $0.5 billion at EQM, on midstream infrastructure in 2015.

The 2015 capital investment plan is expected to be funded by cash on hand, cash flow generated from operations, proceeds from EQGP’s IPO, proceeds from midstream asset sales (dropdowns) to EQM and EQM capital raises.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the nine months ended September 30, 2015 were cash flows from operating activities, cash on hand, proceeds from the IPO of EQGP’s common units, proceeds from the public offerings of EQM common units and an increase in EQM’s short term debt, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $900.2 million for the nine months ended September 30, 2015 compared to $1,141.9 million for the nine months ended September 30, 2014.  The $241.7 million decrease in operating activities was primarily the result of a 37% lower average realized price to EQT Corporation on natural gas, NGLs and oil sales, partially offset by a 32% increase in production sales volume and increased gathering and transmission firm reservation revenues.

Investing Activities

Net cash flows used in investing activities totaled $1,975.2 million for the nine months ended September 30, 2015 compared to $2,100.7 million for the nine months ended September 30, 2014. The $125.5 million decrease was primarily due to a $338.6 million decrease in restricted cash deposits and a $163.3 million decrease in capital expenditures used in connection with the exchange of assets with Range, partially offset by a $293.0 million increase in capital expenditures for continuing operations and $75.8 million of capital contributions made to the MVP joint venture, through EQM.

Capital expenditures for continuing operations totaled $1,899.3 million in the first nine months of 2015 compared to $1,606.3 million in 2014. The higher capital expenditures for continuing operations in 2015 compared to 2014 were primarily the result of an increase in well development and acreage acquisition expenditures, including payment for capital expenditures accrued at December 31, 2014 and 2013, respectively. The increase in well development was driven by an increase in completed frac stages in the Marcellus play with 4,915 stages completed in the first nine months of 2015 compared to 3,475 stages in the first nine months of 2014.

The Company spud 134 gross wells in the first nine months of 2015, including 130 horizontal Marcellus and Upper Devonian wells, 2 horizontal Utica wells and 2 horizontal Permian Basin wells. The Company spud 244 gross wells in the first nine months of 2014, including 171 horizontal Marcellus and Upper Devonian wells, 72 horizontal Huron wells and 1 horizontal Permian Basin well.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows exclude non-cash capital expenditures for certain labor overhead costs for a portion of non-cash stock-based compensation expense of approximately $18.5 million and $13.7 million and accrued but unpaid expenditures at the balance sheet date of $164.1 million and $233.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

Cash flows provided by financing activities totaled $1,660.2 million for the nine months ended September 30, 2015 compared to $1,284.6 million for the nine months ended September 30, 2014, an increase of $375.6 million between periods. During the first nine months of 2015, the Company received net proceeds of $758.8 million from EQM’s public offerings of common units, including sales under the $750 million ATM Program, net proceeds of $674.0 million from EQGP’s IPO and net proceeds of $350.0 million from increased borrowings on EQM’s revolving line of credit. The Company also paid distributions to noncontrolling interests of $85.2 million and $46.5 million for income tax withholdings related to the vesting or exercise of equity awards during the nine months ended September 30, 2015. Under the Company’s share-based incentive awards, in connection with the settlement of equity awards, the Company may withhold shares or accept surrendered shares from Company employees holding the awards in exchange for satisfying the cash income tax withholding obligations with respect to the settlement of the awards. The Company received $35.2 million during the nine months ended September 30, 2015 to satisfy the associated taxes on awards exercised.

During the nine months ended September 30, 2014, the Company received net proceeds of $902.5 million from EQM’s public offering of common units, proceeds of $500.0 million from EQM's August 2014 issuance of 4% Senior Notes due 2024, and $42.2 million to satisfy taxes due on equity awards exercised. These proceeds were partially offset by $49.0 million of income tax

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments related to the vesting or exercise of equity awards, $46.2 million of distributions paid to noncontrolling interests and $32.4 million used to repurchase and retire shares of the Company's common stock.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at September 30, 2015.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at September 30, 2015.  Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under joint venture arrangements and construction contracts and access to the credit markets.

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

The Company has a $1.5 billion credit facility that expires in February 2019, and the Company had no amounts outstanding under the facility as of September 30, 2015. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of September 30, 2015, the Company was in compliance with all debt provisions and covenants.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $350.0 million of outstanding borrowings under the facility as of September 30, 2015. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of September 30, 2015, EQM was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM ATM Program

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million, under which EQM had approximately $663 million in remaining capacity as of October 22, 2015.

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

As of October 21, 2015, the approximate volumes and prices of the Company’s total hedge position through December 2017 were:

NYMEX swaps and fixed price sales	2015 (b)	2016 (c)	2017 (c)
Total Volume (Bcf)	75	248	103
Average Price per Mcf (a)	$4.04	$3.81	$3.66
Collars
Total Volume (Bcf)	9	—	7
Average Floor Price per Mcf (NYMEX) (a)	$4.47	$—	$3.15
Average Cap Price per Mcf (NYMEX) (a)	$7.19	$—	$4.03

(a)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.
(b)     October through December 31.
(c)     For 2016 and 2017, the Company also has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. The Company also sold calendar year 2016 and 2017 calls for approximately 11 Bcf and 17 Bcf at strike prices of $3.65 per Mcf and $3.79 per Mcf, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, EQM has issued a $110 million performance guarantee (the Initial Guarantee) in connection with the obligations of MVP Holdco, LLC (MVP Holdco) to fund its proportionate share of the construction budget for the MVP. Upon the Federal Exchange Regulatory Commission’s initial release to begin construction of the MVP, the Initial Guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP joint venture in connection with the then remaining construction budget.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividend

On October 14, 2015, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable December 1, 2015, to the Company’s shareholders of record at the close of business on November 13, 2015.

On October 20, 2015, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2015 of $0.104 per common unit, or approximately $27.7 million.  The distribution will be paid on November 23, 2015 to unitholders of record, including the Company, at the close of business on November 2, 2015.

On October 20, 2015, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the aggregate cash distributions to EQGP would be approximately $28.6 million consisting of: $14.7 million in respective of its limited partner interest, $1.2 million in respect of its general partner interest and $12.7 million in respect of its incentive distribution rights in EQM. The distributions in respect of EQGP's general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

With respect to the derivative commodity instruments held by the Company as of September 30, 2015 and December 31, 2014, the Company hedged portions of expected sales of equity production, portions of forecasted purchases and sales, and portions of its basis exposure covering approximately 527 Bcf and 563 Bcf of natural gas, respectively.  See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2015 and December 31, 2014 levels would increase the fair value of natural gas derivative instruments by approximately $112.8 million and $126.6 million, respectively.  A hypothetical increase of 10% in the market price of natural gas from the September 30, 2015 and December 31, 2014 levels would decrease the fair value of natural gas derivative instruments by approximately $113.7 million and $126.5 million, respectively.

The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note G to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2015 and December 31, 2014. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the change in fair value.

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

Approximately 94%, or $395.3 million, of the Company’s OTC derivative contracts at September 30, 2015 had a positive fair value. Approximately 95%, or $458.5 million, of the Company’s OTC derivative contracts at December 31, 2014 had a positive fair value.

As of September 30, 2015, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales or transportation of natural gas. A significant amount of revenues and related accounts receivable of EQT Production are generated from the sale of produced natural gas, NGLs and crude oil to certain marketers, utility and industrial customers located mainly in the Appalachian Basin and the Northeastern United States as well as the Permian Basin of Texas and a gas processor in Kentucky and West Virginia. Additionally, a significant amount of revenues and related accounts receivable of EQT Midstream are generated from the transportation or gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of September 30, 2015, the Company had no loans or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of September 30, 2015, EQM had $350 million of loans and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2015:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2015 (July 1 – July 31)	—	$—	—	700,000
August 2015 (August 1 – August 31)	2,136	78.47	—	700,000
September 2015 (September 1 – September 30)	—	—	—	700,000
Total	2,136	$78.47	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of September 30, 2015, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

3.01	Amended and Restated Bylaws of EQT Corporation (amended through October 14, 2015)

10.01	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and David L. Porges

10.02	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Philip P. Conti

10.03	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Randall L. Crawford

10.04	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Lewis B. Gardner

10.05	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Steven T. Schlotterbeck

10.06	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and David L. Porges

10.07	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Philip P. Conti

10.08	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Randall L. Crawford

10.09	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Lewis B. Gardner

10.10	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Steven T. Schlotterbeck

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer
 Date:  October 22, 2015

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
3.01	Amended and Restated Bylaws of EQT Corporation (amended through October 14, 2015)	Filed as Exhibit 3.1 to Form 8-K filed on October 15, 2015

10.01	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and David L. Porges	Filed as Exhibit 10.1 to Form 8-K filed on July 31, 2015

10.02	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Philip P. Conti	Filed as Exhibit 10.2 to Form 8-K filed on July 31, 2015

10.03	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Randall L. Crawford	Filed as Exhibit 10.3 to Form 8-K filed on July 31, 2015

10.04	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Lewis B. Gardner	Filed as Exhibit 10.4 to Form 8-K filed on July 31, 2015

10.05	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between the Company and Steven T. Schlotterbeck	Filed as Exhibit 10.5 to Form 8-K filed on July 31, 2015

10.06	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and David L. Porges	Filed as Exhibit 10.6 to Form 8-K filed on July 31, 2015

10.07	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Philip P. Conti	Filed as Exhibit 10.7 to Form 8-K filed on July 31, 2015

10.08	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Randall L. Crawford	Filed as Exhibit 10.8 to Form 8-K filed on July 31, 2015

10.09	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Lewis B. Gardner	Filed as Exhibit 10.9 to Form 8-K filed on July 31, 2015

10.1	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between the Company and Steven T. Schlotterbeck	Filed as Exhibit 10.10 to Form 8-K filed on July 31, 2015

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101