Form 10-Q
period 2016-03-31
EQT Corp
filed 2016-04-28
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of March 31, 2016, 160,594 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$364,427	$586,408
Pipeline and marketing services	71,647	84,815
Gain on derivatives not designated as hedges	108,995	43,592
Total operating revenues	545,069	714,815

Operating expenses:
Transportation and processing	77,193	65,776
Operation and maintenance	31,483	28,247
Production	26,896	31,356
Exploration	3,123	12,554
Selling, general and administrative	57,942	63,126
Depreciation, depletion and amortization	221,231	194,745
Impairment of long-lived assets	—	4,252
Total operating expenses	417,868	400,056

Operating income	127,201	314,759

Other income	4,840	939
Interest expense	36,180	37,216
Income before income taxes	95,861	278,482
Income tax expense	7,436	57,314
Net income	88,425	221,168
Less: Net income attributable to noncontrolling interests	82,789	47,741
Net income attributable to EQT Corporation	$5,636	$173,427

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	156,720	152,036
Net income	$0.04	$1.14
Diluted:
Weighted average common stock outstanding	157,195	152,756
Net income	$0.04	$1.14
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Net income	$88,425	$221,168

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(8,339) and $(27,000)	(12,424)	(40,751)
Interest rate, net of tax expense of $25 and $25	36	36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $135 and $128	213	202
Other comprehensive loss	(12,175)	(40,513)
Comprehensive income	76,250	180,655
Less: Comprehensive income attributable to noncontrolling interests	82,789	47,741
Comprehensive (loss) income attributable to EQT Corporation	$(6,539)	$132,914

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$88,425	$221,168
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	7,073	(31,070)
Depreciation, depletion and amortization	221,231	194,745
Asset and lease impairments	1,832	18,995
Provision for (recoveries of) losses on accounts receivable	100	(524)
Other income	(4,840)	(939)
Stock-based compensation expense	12,777	15,441
Gain on derivatives not designated as hedges	(108,995)	(43,592)
Cash settlements received on derivatives not designated as hedges	109,132	7,742
Changes in other assets and liabilities:
Accounts receivable	27,340	69,542
Accounts payable	(38,555)	(39,326)
Other items, net	(30,603)	40,934
Net cash provided by operating activities	284,917	453,116

Cash flows from investing activities:
Capital expenditures	(397,791)	(627,700)
Capital contributions to Mountain Valley Pipeline, LLC	(11,430)	(54,229)
Sales of interests in Mountain Valley Pipeline, LLC	12,533	—
Net cash used in investing activities	(396,688)	(681,929)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	430,420	—
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	—	696,681
Increase in borrowings on EQT Midstream Partners, LP credit facility	71,000	390,000
Decrease in borrowings on EQT Midstream Partners, LP credit facility	(361,000)	(91,000)
Dividends paid	(4,586)	(4,562)
Distributions to noncontrolling interests	(42,780)	(22,845)
Repayments and retirements of long-term debt	—	(3,093)
Proceeds and excess tax benefits from awards under employee compensation plans	—	9,558
Cash paid for taxes related to net settlement of share-based incentive awards	(26,018)	(39,837)
Repurchase of common stock	(10)	—
Net cash provided by financing activities	67,026	934,902
Net change in cash and cash equivalents	(44,745)	706,089
Cash and cash equivalents at beginning of period	1,601,232	1,077,429
Cash and cash equivalents at end of period	$1,556,487	$1,783,518

Cash paid (received) during the period for:
Interest, net of amount capitalized	$16,528	$14,160
Income taxes, net	$674	$(110)

Non-cash activity during the period for:
Increase in Mountain Valley Pipeline, LLC investment/payable for capital contributions	$13,864	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,556,487	$1,601,232
Accounts receivable (less accumulated provision for doubtful accounts: $3,177 at March 31, 2016 and $3,018 at December 31, 2015)	149,517	176,957
Derivative instruments, at fair value	400,700	417,397
Prepaid expenses and other	49,654	55,433
Total current assets	2,156,358	2,251,019

Property, plant and equipment	16,004,602	15,635,549
Less: accumulated depreciation and depletion	4,379,182	4,163,528
Net property, plant and equipment	11,625,420	11,472,021

Other assets	267,847	253,132
Total assets	$14,049,625	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility borrowings	$9,000	$299,000
Accounts payable	223,307	291,550
Derivative instruments, at fair value	27,638	23,434
Other current liabilities	161,403	181,835
Total current liabilities	421,348	795,819

Long-term debt	2,794,481	2,793,343
Deferred income taxes	1,971,682	1,972,170
Other liabilities and credits	380,543	386,798
Total liabilities	5,568,054	5,948,130

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 165,822 at March 31, 2016 and 158,347 at December 31, 2015	2,567,568	2,153,280
Treasury stock, shares at cost: 5,228 at March 31, 2016 (including 330 held in rabbi trust) and 5,793 at December 31, 2015 (including 292 held in rabbi trust)	(93,878)	(104,079)
Retained earnings	2,983,262	2,982,212
Accumulated other comprehensive income	34,203	46,378
Total common stockholders’ equity	5,491,155	5,077,791
Noncontrolling interests in consolidated subsidiaries	2,990,416	2,950,251
Total equity	8,481,571	8,028,042
Total liabilities and equity	$14,049,625	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			173,427		47,741	221,168
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(27,000)				(40,751)		(40,751)
Interest rate, net of tax expense of $25				36		36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $128				202		202
Dividends ($0.03 per share)			(4,562)			(4,562)
Stock-based compensation plans, net	750	(10,241)			368	(9,873)
Distributions to noncontrolling interests ($0.58 per EQT Midstream Partners, LP common unit)					(22,845)	(22,845)
Issuance of common units of EQT Midstream Partners, LP					696,681	696,681
Changes in ownership of consolidated subsidiary, net		122,833			(195,787)	(72,954)
Balance, March 31, 2015	152,346	$1,578,784	$3,085,994	$158,981	$2,316,406	$7,140,165

Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net income			5,636		82,789	88,425
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(8,339)				(12,424)		(12,424)
Interest rate, net of tax expense of $25				36		36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $135				213		213
Dividends ($0.03 per share)			(4,586)			(4,586)
Stock-based compensation plans, net	566	(5,921)			156	(5,765)
Distributions to noncontrolling interests ($0.71 and $0.122 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(42,780)	(42,780)
Issuance of common shares of EQT Corporation	7,475	430,420				430,420
Repurchase of common stock	(1)	(10)				(10)
Balance, March 31, 2016	160,594	$2,473,690	$2,983,262	$34,203	$2,990,416	$8,481,571

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2016 and December 31, 2015, the results of its operations for the three month periods ended March 31, 2016 and 2015 and its cash flows for the three month periods ended March 31, 2016 and 2015.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Certain previously reported amounts have been reclassified to conform to the current year presentation. The impact of these reclassifications was not material to any of the previously issued financial statements.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (the Underwriter) providing for the offer and sale by the Company (Offering), and the purchase by the Underwriter, of 6,500,000 shares of the Company’s common stock, no par value (Common Stock), at a price to the public of $58.50 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option for a period of 30 days to purchase up to 975,000 additional shares of Common Stock (Option Shares) on the same terms. On February 22, 2016, the Underwriter exercised in full its option to purchase the Option Shares. The Offering closed on February 24, 2016, and the Company received net proceeds from the sale of Common Stock in the Offering (including exercise of the Underwriter’s option to purchase the Option Shares in full) of approximately $430.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include, among other things, repayment of a portion of its outstanding indebtedness.

On March 2, 2016, the Internal Revenue Service issued a favorable determination letter for the termination of the EQT Corporation Retirement Plan for Employees (Retirement Plan). The Company expects to liquidate the remaining pension obligation by purchasing annuities during 2016. At that time, the Company will reclassify all actuarial loss remaining in accumulated other comprehensive loss, totaling approximately $16 million (on a pre-tax basis), to earnings. The Company expects to make cash payments of approximately $6 million to fully fund the Retirement Plan upon liquidation.

As a result of declining production volumes in the Company’s non-core Huron play and the depressed commodity price environment, the Company consolidated its Huron operations in Kentucky, Virginia, and southern West Virginia during the first quarter of 2016. The consolidation is expected to improve the Company’s cost structure for its Huron operations.  The Company recorded restructuring charges of $3.8 million related to the Huron operations consolidation for the three months ended March 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQT Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of March 31, 2016, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 27.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On May 15, 2015, EQGP completed an underwritten initial public offering (IPO) of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained 239,715,000 common units, which represented a 90.1% limited partner interest, and a non-economic general partner interest, in EQGP. EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of the Company, was the selling unitholder and sold all of the EQGP common units in the offering. The IPO resulted in net proceeds to the Company of approximately $674.0 million after deducting the underwriters' discount of approximately $37.5 million and structuring fees of approximately $2.7 million. EQGP did not receive any of the proceeds from, or incur any expenses in connection with the IPO.

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP public limited partners in its financial statements.

On April 26, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2016 of $0.134 per common unit, or approximately $35.7 million.  The distribution will be paid on May 23, 2016 to unitholders of record, including the Company, at the close of business on May 6, 2016.

Net income attributable to noncontrolling interests (i.e., to the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) was $82.8 million for the three months ended March 31, 2016. Net income attributable to noncontrolling interests (i.e., to the EQM limited partner interests not owned by the Company) was $47.7 million for the three months ended March 31, 2015.

C.                        EQT Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and other third parties. EQM is consolidated in the Company’s consolidated financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

On March 30, 2015, the Company assigned 100% of the membership interest in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of the Company that as of March 31, 2016 owned a 45.5% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), to EQM for $54.2 million, which represented EQM's reimbursement to the Company for 100% of the capital contributions made by the Company to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of  2.0 Bcf per day of 20-year firm capacity commitments, including an approximately 1.29 Bcf per day firm capacity commitment by the Company. The MVP project is subject to Federal Energy Regulatory Commission (FERC) approval. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, is currently in the regulatory review process with the FERC and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

On April 26, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the first quarter of 2016 of $0.745 per common unit. The cash distribution will be paid on May 13, 2016 to unitholders of record, including EQGP, at the close of business on May 6, 2016. Based on the 77,632,449 EQM common units outstanding on April 27, 2016, the aggregate cash distributions by EQM to EQGP would be approximately $36.5 million consisting of: $16.3 million in respect of its limited partner interest, $1.4 million in respect of its general partner interest and $18.8 million in respect of its IDRs. The distributions to EQGP in respect of its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2016 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.        Equity in Nonconsolidated Investments

The Company, through its ownership interest in EQM, has an ownership interest in the MVP Joint Venture, a nonconsolidated investment that is accounted for under the equity method of accounting. The following table summarizes the Company's equity in the nonconsolidated investment:

		Interest	Ownership % as of	Equity as of	Equity as of
Investee	Location	Type	March 31, 2016	March 31, 2016	December 31, 2015
				(Thousands)
MVP Joint Venture	USA	Joint	45.5%	$91,678	$77,025

The Company’s ownership share of the earnings for the three months ended March 31, 2016 and 2015 related to the total investments accounted for under the equity method was $1.6 million and $0.2 million, respectively, reported in other income on the Statements of Consolidated Income.

The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions with respect to operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions require the approval of owners holding a super majority percentage in the MVP Joint Venture and no one member individually owns such super majority interest. Beginning on the date it was assumed from the Company, EQM accounted for its interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. As of March 31, 2016, the Company’s interest in the MVP Joint Venture was recorded in other assets on the Condensed Consolidated Balance Sheets.

On January 21, 2016, affiliates of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system (ConEd Transaction). As a result of the ConEd Transaction, EQM’s interest in the MVP Joint Venture decreased by 8.5% to 45.5%, and during the first quarter of 2016, ConEd reimbursed EQM $12.5 million related to the proportionate reduction in EQM’s interest in the joint venture. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions made to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of March 31, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate; EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of March 31, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $183 million, which included the investment balance of $92 million on the Consolidated Balance Sheet as of March 31, 2016 and amounts which could have become due under the performance guarantee as of that date.

E.     Consolidated Variable Interest Entities

EQT adopted Accounting Standard Update (ASU) No. 2015-02, Consolidation in the first quarter of 2016 and, as a result, EQT determined EQGP and EQM to be variable interest entities. Through EQT's ownership and control of EQGP's general partner and control of EQM's general partner, EQT has the power to direct the activities that most significantly impact their economic performance. In addition, through EQT's general partner interest and limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and incentive distribution rights in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Therefore, EQT has a controlling financial interest in EQGP and EQM, is the primary beneficiary of EQGP and EQM and consolidates EQGP and EQM.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The risks associated with the operations of EQGP and EQM are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2015. See further discussion of the impact that EQT's involvement in EQGP and EQM have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2015, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. See Notes B and C for further discussion of EQGP and EQM.

The following table presents amounts included in EQT's Consolidated Balance Sheets that were for the use or obligation of EQGP and EQM as of March 31, 2016 and December 31, 2015.

Classification	March 31, 2016	December 31, 2015
	(Thousands)
Assets:
Cash and cash equivalents	$375	$350,815
Accounts receivable	17,724	17,131
Prepaid expenses and other	3,077	2,111
Property, plant and equipment, net	2,088,063	1,969,993
Other assets	106,130	91,975
Liabilities:
Accounts payable	$46,367	$35,909
Credit facility borrowings	9,000	299,000
Other current liabilities	23,946	15,722
Long-term debt	493,594	493,401
Other liabilities and credits	8,730	7,834

The following table summarizes the EQGP Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2016 and 2015, inclusive of affiliate amounts.

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Operating revenues	$180,601	$154,811
Operating expenses	49,372	42,059
Other expenses	3,120	31,077
Net income	$128,109	$81,675

Net cash provided by operating activities	$117,571	$114,659
Net cash used in investing activities	(103,674)	(532,435)
Net cash (used in) provided by financing activities	$(364,337)	$458,101

F.                        Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business.  The EQT Production segment includes the Company’s exploration for, development and production of and sales of, natural gas and natural gas liquids (NGLs) in the Appalachian and Permian Basins.  The EQT Midstream segment’s operations include the natural gas gathering, transmission and storage activities of the Company, including ownership and operation of EQGP and EQM. EQT Midstream also provides marketing services for the benefit of EQT Production.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

Three Months Ended March 31, 2016	EQT Production	EQT Midstream	Intersegment Eliminations	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$364,427	$—	$—	$364,427
Pipeline and marketing services	4,586	224,729	(157,668)	71,647
Gain on derivatives not designated as hedges	108,995	—	—	108,995
Total operating revenues	$478,008	$224,729	$(157,668)	$545,069

Three Months Ended March 31, 2015	EQT Production (a)	EQT Midstream	Intersegment Eliminations (a)	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$586,408	$—	$—	$586,408
Pipeline and marketing services	13,137	208,881	(137,203)	84,815
Gain (loss) on derivatives not designated as hedges	44,246	(654)	—	43,592
Total operating revenues	$643,791	$208,227	$(137,203)	$714,815

(a)
For the three months ended March 31, 2016,  EQT Production presented affiliated gathering and transmission costs as operating expenses for consistency with the presentation of third party costs.  Historically, these affiliated costs have been presented as revenue deductions.  Certain previously reported amounts have been reclassified to conform with current year presentation.

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Operating income (loss):
EQT Production	$(11,254)	$185,843
EQT Midstream	141,859	129,741
Unallocated expenses (b)	(3,404)	(825)
Total operating income	$127,201	$314,759

(b)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

Reconciliation of operating income to net income:

Total operating income	$127,201	$314,759
Other income	4,840	939
Interest expense	36,180	37,216
Income tax expense	7,436	57,314
Net income	$88,425	$221,168

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of March 31, 2016	As of December 31, 2015
	(Thousands)
Segment assets:
EQT Production	$8,991,202	$8,995,853
EQT Midstream	3,343,923	3,226,138
Total operating segments	12,335,125	12,221,991
Headquarters assets, including cash and short-term investments	1,714,500	1,754,181
Total assets	$14,049,625	$13,976,172

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$194,836	$171,463
EQT Midstream	26,333	23,195
Other	62	87
Total	$221,231	$194,745

Expenditures for segment assets (c):
EQT Production (d)	$231,613	$481,974
EQT Midstream	140,920	72,575
Other	1,013	893
Total	$373,546	$555,442

(c)	Includes a portion of non-cash stock-based compensation expense and the impact of capital accruals.

(d)	Expenditures for segment assets in the EQT Production segment include $33.3 million and $51.0 million for property acquisitions during the three months ended March 31, 2016 and 2015, respectively.

G.                        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements, that are primarily placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances. The Company has also engaged in a limited number of call options.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of March 31, 2016 and December 31, 2015, the Company deferred net gains of $52.3 million and $64.8 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flow hedges and discontinue the use of cash flow hedge accounting. As of March 31, 2016 and December 31, 2015, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. The Company estimates that approximately $43.2 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of March 31, 2016 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. As a result of the discontinuance of cash flow hedge accounting, beginning in 2015, all changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Consolidated Income.

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

	Three Months Ended March 31,
	2016	2015
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into sales of natural gas, oil and NGLs (effective portion)	$12,424	$40,751

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)

Derivatives not designated as hedging instruments
Amount of gain recognized in gain on derivatives not designated as hedges	$108,995	$43,592

The absolute quantities of the Company’s derivative commodity instruments totaled 650 Bcf and 676 Bcf as of March 31, 2016 and December 31, 2015, respectively, and were primarily related to natural gas swaps, basis swaps and collars. The open positions at March 31, 2016 and December 31, 2015 had maturities extending through December 2019.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2016 and December 31, 2015.

As of March 31, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$400,700	$(21,829)	$—	$378,871

Liability derivatives:
Derivative instruments, at fair value	$27,638	$(21,829)	$—	$5,809

As of December 31, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$417,397	$(19,909)	$—	$397,488

Liability derivatives:
Derivative instruments, at fair value	$23,434	$(19,909)	$—	$3,525

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral may be required to be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $6.3 million, for which the Company had no collateral posted on March 31, 2016.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2016, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2016.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. Having a non-investment grade rating would result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade.

H.            Fair Value Measurements

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

The fair value of the commodity swaps included in Level 2 is based on standard industry income approach models that use significant observable inputs, including New York Mercantile Exchange (NYMEX) forward curves, LIBOR-based discount rates and basis forward curves.  The Company’s collars and options are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$400,700	$—	$400,700	$—

Liabilities
Derivative instruments, at fair value	$27,638	$—	$27,638	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$417,397	$—	$417,397	$—

Liabilities
Derivative instruments, at fair value	$23,434	$—	$23,434	$—

The carrying value of cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of borrowings under EQM’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $2.8 billion at March 31, 2016 and December 31, 2015. The carrying value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $2.8 billion at March 31, 2016 and December 31, 2015.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

I.                       Income Taxes

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company used a discrete effective tax rate method to calculate taxes for the three month period ended March 31, 2016. The Company determined that the historical method would not provide a reliable estimate for the three month period ended March 31, 2016, as small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate.

All of EQGP’s earnings are included in the Company’s net income. However, the Company is not required to record income tax expense with respect to the portion of EQGP’s earnings allocated to the noncontrolling public limited partners of EQGP and EQM, which reduces the Company’s effective tax rate.

The Company’s effective income tax rate for the three months ended March 31, 2016 was 7.8%, compared to 20.6% for the three months ended March 31, 2015. The decrease in the effective income tax rate was primarily attributable to an increase in income allocated to the noncontrolling limited partners of EQGP and EQM and the reduction in EQT Production segment operating income, primarily due to lower realized commodity prices. This was partially offset by an increase to state taxes in 2016 as a result of net operating losses on state tax paying entities for which no benefit could be recorded. The increase to noncontrolling limited partners income was primarily the result of higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 and November 2015 underwritten public offerings of common units, issuances of EQM common units under the $750 million "At the Market" common unit offering program ($750 million ATM Program) and EQGP’s May 2015 IPO.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2016.  The Company believes that it is appropriately reserved for uncertain tax positions.

J.                       Revolving Credit Facilities

The Company has a $1.5 billion unsecured revolving credit facility that expires in February 2019. The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of March 31, 2016 or December 31, 2015 or at any time during the three months ended March 31, 2016 and 2015.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $9 million of borrowings and no letters of credit outstanding under its revolving credit facility as of March 31, 2016. As of December 31, 2015, EQM had $299 million of borrowings and no letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three months ended March 31, 2016 and 2015 was $299 million and $390 million, respectively. The average daily balance of loans outstanding under EQM’s credit facility was approximately $134 million and $60 million during the three months ended March 31, 2016 and 2015, respectively. Interest was incurred on the borrowings at a weighted average annual interest rate of approximately 1.9% and 1.7% for the three months ended March 31, 2016 and 2015, respectively.

The Company incurred commitment fees averaging approximately 6 basis points for each of the three months ended March 31, 2016 and 2015 to maintain credit availability under its revolving credit facility. EQM incurred commitment fees averaging approximately 6 basis points for each of the three months ended March 31, 2016 and 2015 to maintain credit availability under its revolving credit facility.

K.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 475,412 and 719,844 for the three months ended March 31, 2016 and 2015, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 580,400 and 133,500 for the three months ended March 31, 2016 and 2015, respectively.  The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended March 31, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2016	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(12,424)	(a)	36	(a)	213	(b)	(12,175)
Accumulated OCI (loss), net of tax, as of March 31, 2016	$52,338		$(807)		$(17,328)		$34,203

	Three Months Ended March 31, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2015	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(40,751)	(a)	36	(a)	202	(b)	(40,513)
Accumulated OCI (loss), net of tax, as of March 31, 2015	$176,370		$(951)		$(16,438)		$158,981

(a)   See Note G for additional information.
(b)   This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans.  See Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

M.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which improves the understandability of the implementation guidance on principal versus agent considerations. In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance. Early application of these ASUs are permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this standard in the first quarter of 2016 which had no significant impact on reported results. See Note E for additional disclosures required as a result of the adoption of this standard.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is part of the initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (EQM) and other asset sales, joint ventures or other transactions involving the Company’s assets; natural gas prices and changes in basis; potential future impairments of the Company's assets; reserves; projected capital expenditures; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Net income attributable to EQT Corporation for the three months ended March 31, 2016 was $5.6 million, $0.04 per diluted share, compared with $173.4 million, $1.14 per diluted share, for the three months ended March 31, 2015. The $167.8 million decrease in net income attributable to EQT Corporation between periods was primarily attributable to a 35% decrease in the average realized price for production sales volumes, higher net income attributable to noncontrolling interests, and higher operating expenses, partially offset by increased production sales volumes, increased gains on derivatives not designated as hedges, lower income tax expense and increased gathering and transmission firm reservation revenues.

The average realized price to EQT Corporation for production sales volumes was $2.63 per Mcfe for the three months ended March 31, 2016 compared to $4.06 per Mcfe for the three months ended March 31, 2015. The decrease in the average realized price was driven by lower New York Mercantile Exchange (NYMEX) natural gas prices net of cash settled derivatives, a lower average differential to NYMEX and lower natural gas liquids (NGLs) prices.

The average NYMEX natural gas index price was $2.09 per MMBtu during the first quarter of 2016, 30% lower than the average index price of $2.98 per MMBtu during the first quarter of 2015. In addition, the average differential decreased $0.40 per Mcf as a result of lower ultimate sales prices, particularly in the United States Northeast region, partly offset by favorable cash settled basis swaps. The average NGL price was $14.89 per barrel for the three months ended March 31, 2016 compared to $24.87 per barrel for the three months ended March 31, 2015.

Net income attributable to noncontrolling interests of EQT GP Holdings, LP (EQGP) and EQM was $82.8 million for the three months ended March 31, 2016 compared to $47.7 million for the three months ended March 31, 2015. The $35.1 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 and November 2015 public offerings of common units, EQGP’s May 2015 initial public offering (IPO), and EQM’s 2015 issuances of common units in connection with the $750 million ATM Program (as defined in Note I to the Condensed Consolidated Financial Statements). During 2015, EQM issued 1,162,475 common units pursuant to the $750 million ATM Program. In March 2015, EQM completed a public offering of 9,487,500 EQM common units in connection with EQM's acquisition of the Northern West Virginia Marcellus gathering system from the Company. In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP (as described in Note B to the Condensed Consolidated Financial Statements). In November 2015, EQM completed a public offering of 5,650,000 common units.

Income tax expense was $7.4 million for the three months ended March 31, 2016, compared to income tax expense of $57.3 million for the three months ended March 31, 2015. The Company’s effective income tax rate was 7.8% and 20.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective income tax rate was primarily attributable to an increase in income allocated to the noncontrolling limited partners of EQGP and EQM and the reduction in EQT Production segment operating income, primarily due to lower realized commodity prices. This was partially offset by an increase to state taxes in 2016 as a result of net operating losses on state tax paying entities for which no benefit could be recorded. The Company’s effective income tax rate was reduced for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP earnings, but is not required to record an income tax provision with respect to the portion of the earnings allocated to EQGP and EQM noncontrolling public limited partners. Earnings allocated to the EQGP and EQM noncontrolling public limited partners increased in the first quarter 2016 compared to the first quarter 2015 due to higher net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 and November 2015 public offerings of common units, EQGP’s May 2015 IPO and issuances of EQM common units under the $750 million ATM Program.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (the Underwriter) providing for the offer and sale by the Company (Offering), and the purchase by the Underwriter, of 6,500,000 shares of the Company’s common stock, no par value (Common Stock), at a price to the public of $58.50 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option for a period of 30 days to purchase up to 975,000 additional shares of Common Stock (Option Shares) on the same terms. On February 22, 2016, the Underwriter exercised in full its option to purchase the Option Shares. The Offering closed on February 24, 2016, and the Company received net proceeds from the sale of Common Stock in the Offering (including exercise of the Underwriter’s option to purchase the Option Shares in full) of approximately $430.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company intends to use the net proceeds from the Offering for general corporate purposes, which may include, among other things, repayment of a portion of its outstanding indebtedness.

As a result of declining production volumes in the Company’s non-core Huron play and the depressed commodity price environment, the Company consolidated its Huron operations in Kentucky, Virginia, and southern West Virginia during the first quarter of 2016. The consolidation is expected to improve the Company’s cost structure for its Huron operations.  The Company recorded restructuring charges of $3.8 million related to the Huron operations consolidation during the three months ended March 31, 2016.

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission firm reservation revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

The following operational information presents detailed liquid and natural gas operational information to assist in the understanding of the Company’s consolidated operations. The operational information in the table below presents an average realized price ($/Mcfe), which is based on EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted operating revenues should not be considered as an alternative to EQT Corporation total operating revenues as reported in the Statements of Consolidated Income, the most directly comparable GAAP financial measure. See “Reconciliation of Non-GAAP Measures” for a reconciliation of EQT Production adjusted operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2016	2015	%
NATURAL GAS
Sales volume (MMcf)	165,274	130,907	26.3
NYMEX price ($/MMBtu) (a)	$2.08	$2.99	(30.4)
Btu uplift	$0.18	$0.27	(33.3)
Natural gas price ($/Mcf)	$2.26	$3.26	(30.7)

Basis ($/Mcf) (b)	$(0.42)	$0.24	(275.0)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.20	(0.06)	433.3
Average differential, including cash settled basis swaps ($/Mcf)	$(0.22)	$0.18	(222.2)

Average adjusted price ($/Mcf)	$2.04	$3.44	(40.7)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.13	0.52	(75.0)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.46	0.08	475.0
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.63	$4.04	(34.9)

Natural gas sales, including cash settled derivatives	$434,853	$528,497	(17.7)

LIQUIDS
NGLs:
Sales volume (MMcfe) (c)	13,652	13,281	2.8
Sales volume (Mbbls)	2,275	2,214	2.8
Price ($/Bbl)	$14.89	$24.87	(40.1)
NGL sales	$33,875	$55,056	(38.5)
Oil:
Sales volume (MMcfe) (c)	1,009	1,010	(0.1)
Sales volume (Mbbls)	168	168	—
Price ($/Bbl)	$25.98	$37.58	(30.9)
Oil sales	$4,368	$6,328	(31.0)

Liquids sales	$38,243	$61,384	(37.7)

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$473,096	$589,881	(19.8)
Total sales volume (MMcfe)	179,935	145,198	23.9

Average realized price ($/Mcfe)	$2.63	$4.06	(35.2)

(a)	The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.09 and $2.98 for the three months ended March 31, 2016 and 2015, respectively).

(b)	Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.

(c)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for both periods.

(d)	Also referred to in this report as EQT Production adjusted operating revenues, a non-GAAP measure.

Total natural gas & liquid sales, including cash settled derivatives above (d)	$473,096	$589,881	(19.8)
(Deduct) add:
Net cash settlements received on derivatives not designated as hedges	(109,132)	(4,480)	2,336.0
Premiums paid for derivatives that settled during the period	463	1,007	(54.0)
Production sales	$364,427	$586,408	(37.9)

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

EQT Production adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. EQT Production adjusted operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of certain marketing services.  Management utilizes EQT Production adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement.  EQT Production adjusted operating revenues also excludes "Net marketing services" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Net marketing services" includes both the cost of and recoveries on third-party pipeline capacity not used for EQT Production sales volumes.  Management further believes that EQT Production adjusted operating revenues as presented provides useful information for investors for evaluating period-over-period earnings and is consistent with industry practices.

Calculation of EQT Production adjusted operating revenues	Three Months Ended March 31,
$ in thousands (unless noted)	2016	2015
EQT Production total operating revenues	$478,008	$643,791
Add back (deduct):
Gain on derivatives not designated as hedges	(108,995)	(44,246)
Net cash settlements received on derivatives not designated as hedges	109,132	4,480
Premiums paid for derivatives that settled during the period	(463)	(1,007)
Net marketing services	(4,586)	(13,137)
EQT Production adjusted operating revenues, a non-GAAP measure	$473,096	$589,881

Total sales volumes (MMcfe)	179,935	145,198

Average realized price ($/Mcfe)	$2.63	$4.06

EQT Production total operating revenues	$478,008	$643,791
EQT Midstream total operating revenues	224,729	208,227
Less: intersegment revenues, net	(157,668)	(137,203)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$545,069	$714,815

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

The Company has reported the components of each segment’s operating income and various operational measures in the sections below and, where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segment or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note F to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	154,589	121,471	27.3
Other (b)	25,346	23,727	6.8
Total production sales volumes (c)	179,935	145,198	23.9

Average daily sales volumes (MMcfe/d)	1,977	1,613	22.6

Average realized price ($/Mcfe)	$2.63	$4.06	(35.2)

Gathering to EQT Midstream ($/Mcfe)	$0.68	$0.74	(8.1)
Transmission to EQT Midstream ($/Mcfe)	$0.19	$0.19	—
Third party gathering and transmission ($/Mcfe)	$0.28	$0.28	—
Processing ($/Mcfe)	$0.14	$0.17	(17.6)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.08	$0.11	(27.3)
Production taxes ($/Mcfe)	$0.07	$0.10	(30.0)
Production depletion ($/Mcfe)	$1.07	$1.16	(7.8)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$191,995	$169,028	13.6
Other DD&A	2,841	2,435	16.7
Total DD&A	$194,836	$171,463	13.6

Capital expenditures (thousands)	$231,613	$481,974	(51.9)

FINANCIAL DATA (thousands)

Revenues:
Production sales	$364,427	$586,408	(37.9)
Net marketing services	4,586	13,137	(65.1)
Gain on derivatives not designated as hedges	108,995	44,246	146.3
Total operating revenues	478,008	643,791	(25.8)

Operating expenses:
Gathering	133,337	113,371	17.6
Transmission	75,184	63,443	18.5
Processing	26,015	24,423	6.5
LOE, excluding production taxes	14,418	16,534	(12.8)
Production taxes	12,478	14,822	(15.8)
Exploration	3,123	12,544	(75.1)
Selling, general and administrative (SG&A)	29,871	37,096	(19.5)
DD&A	194,836	171,463	13.6
Impairment of long-lived assets	—	4,252	(100.0)
Total operating expenses	489,262	457,948	6.8
Operating (loss) income	$(11,254)	$185,843	(106.1)

(a)	Includes Upper Devonian wells.

(b)	Includes 3,953 MMcfe of deep Utica sales volume for the three months ended March 31, 2016.

(c)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

EQT Production’s operating loss totaled $11.3 million for the three months ended March 31, 2016 compared to operating income of $185.8 million for the three months ended March 31, 2015.  The $197.1 million decrease in operating income was primarily due to a lower average realized price and increased operating expenses, partly offset by increased sales of produced natural gas and increased gains on derivatives not designated as hedges.

Total operating revenues were $478.0 million for the three months ended March 31, 2016 compared to $643.8 million for the three months ended March 31, 2015.  The $165.8 million decrease in operating revenues was primarily due to a 35% decrease in the average realized price and a decrease in marketing services, partly offset by a 24% increase in production sales volumes in the current year and increased gains on derivatives not designated as hedges.

The components of average realized price, which includes the effects of cash settled derivatives, are outlined in the table on page 24. The $1.43 per Mcfe decrease in the average realized price for the three months ended March 31, 2016 was primarily due to the decrease in the average NYMEX natural gas price net of cash settled derivatives of $1.01 per Mcf, a decrease in the average natural gas differential of $0.40 per Mcf and lower NGL prices. The decrease in the average differential primarily related to lower ultimate sales prices, partly offset by favorable cash settled basis swaps. Market prices in the United States Northeast region were significantly lower in the first quarter 2016 compared to the first quarter 2015 due to reduced demand attributable to warmer than normal weather conditions.

Net marketing services includes both the cost of and recoveries on third-party pipeline capacity not used to transport the Company's produced volumes. The $8.6 million decrease in these revenues primarily relates to costs, net of recoveries, for the Company's Rockies Express Pipeline capacity contract that started in the third quarter of 2015 and reduced spreads on the Company's Tennessee Gas Pipeline capacity.

The increase in production sales volumes was primarily the result of increased production from the 2014 and 2015 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the quarter ended March 31, 2016 included a $109.0 million gain on derivatives not designated as hedges compared to a gain of $44.2 million for the quarter ended March 31, 2015. The gains for the quarter ended March 31, 2016 related to favorable changes in the fair market value of EQT Production’s NYMEX swaps due to a decrease in forward NYMEX prices during the first quarter of 2016. EQT Production received $109.1 million and $4.5 million of net cash settlements for derivatives not designated as hedges for the quarters ended March 31, 2016 and 2015, respectively. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $489.3 million for the three months ended March 31, 2016 compared to $457.9 million for the three months ended March 31, 2015. The increase in operating expenses was the result of increases in DD&A and gathering and transmission expenses, partly offset by decreases in SG&A expense, exploration expense, impairment of long-lived assets, production taxes and LOE. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Gathering expenses increased by $20.0 million primarily due to increased affiliate firm capacity costs and increased production sales volumes. Transmission expenses increased by $11.7 million primarily due to increased affiliate volumetric costs and increased third-party costs incurred to move EQT Production’s natural gas out of the Appalachian Basin. However, the per unit gathering and transmission expenses decreased as sales volumes increased more than gathering and transmission expenses. The decrease in SG&A expense was primarily due to $7.0 million for drilling program reduction charges in the Permian and Huron Basins including rig release penalties incurred during the first quarter of 2015 partly offset by $1.8 million of costs related to the consolidation of EQT's Huron operations incurred during the first quarter of 2016. Exploration expense decreased $9.4 million primarily due to decreased impairments of unproved lease acreage resulting from lease expirations during the first quarter 2016 compared to the first quarter 2015. Impairment of long-lived assets decreased due to a proved property impairment of the Utica Shale in Ohio of $4.3 million incurred during the first quarter of 2015. The decrease in production taxes was primarily driven by a $1.9 million decrease in severance taxes due to lower market sales prices partly offset by higher production sales volumes in certain jurisdictions subject to these taxes. The decrease in LOE of $2.1 million was primarily due to decreased salt water disposal costs as a result of increased recycling in the Marcellus Shale.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015	%
OPERATIONAL DATA
Operating revenues (thousands):
Gathering
Firm reservation fee revenues	$83,296	$58,373	42.7
Volumetric based fee revenues:
Usage fees under firm contracts (a)	10,753	9,549	12.6
Usage fees under interruptible contracts	42,905	61,016	(29.7)
Total volumetric based fee revenues	53,658	70,565	(24.0)
Total gathering revenues	$136,954	$128,938	6.2

Transmission
Firm reservation fee revenues	$63,341	$61,854	2.4
Volumetric based fee revenues:
Usage fees under firm contracts (a)	13,224	8,575	54.2
Usage fees under interruptible contracts	2,596	1,536	69.0
Total volumetric based fee revenues	15,820	10,111	56.5
Total transmission revenues	$79,161	$71,965	10.0

Storage, marketing and other revenues	8,614	7,324	17.6
Total operating revenues	$224,729	$208,227	7.9

Gathered volumes (BBtu per day):
Firm reservation	1,424	967	47.3
Volumetric based services (b)	899	1,087	(17.3)
Total gathered volumes	2,323	2,054	13.1

Gathering and compression expense ($/MMBtu)	$0.11	$0.11	—

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	1,622	2,025	(19.9)
Volumetric based services (b)	487	213	128.6
Total transmission pipeline throughput	2,109	2,238	(5.8)

Average contracted firm transmission reservation commitments (BBtu per day)	3,005	2,947	2.0

Capital expenditures (thousands)	$140,920	$72,575	94.2

FINANCIAL DATA (thousands)
Total operating revenues	$224,729	$208,227	7.9
Operating expenses:
Operation and maintenance (O&M)	31,808	29,813	6.7
SG&A	24,729	25,478	(2.9)
DD&A	26,333	23,195	13.5
Total operating expenses	82,870	78,486	5.6
Operating income	$141,859	$129,741	9.3

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

EQT Midstream’s operating income totaled $141.9 million for the three months ended March 31, 2016 compared to $129.7 million for the three months ended March 31, 2015. The increase in operating income was primarily the result of increased gathering and transmission operating revenues partly offset by increased operating expenses.

Gathering revenues increased by $8.0 million primarily as a result of higher affiliate volumes gathered for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by production development in the Marcellus Shale partly offset by reduced volumes in the Huron. EQT Midstream increased firm reservation fee revenues in 2016 compared to 2015 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity and the declines in the Huron.

Transmission operating revenues increased by $7.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven by higher usage fees under firm contracts driven by increased affiliate volumes. The reduced firm capacity reservation throughput in the first quarter 2016 compared to the first quarter 2015 reflects both reduced volumes from third party producers and warmer weather in the first three months of 2016. This reduction did not have a significant impact on revenues.

Storage, marketing and other net operating revenues increased from the prior year primarily as a result of higher storage activity.

Total operating expenses increased by $4.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. O&M expense increased $2.0 million primarily as a result of $1.7 million of expense relating to the consolidation of EQT’s Huron operations and higher compressor expenses consistent with the increased Marcellus activity. SG&A expense decreased $0.7 million as compared to the three months ended March 31, 2015 due to the write off of certain expiring right of way options of $1.8 million in 2015 partly offset by increased allocated expenses from affiliates and $0.3 million relating to the consolidation of EQT’s Huron operations. DD&A increased $3.1 million as a result of additional assets placed in-service.

OUTLOOK

The Company is committed to profitably developing its natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves of, natural gas and NGLs as well as gathering and transmission revenues from third parties, which represented 9% of the Company's consolidated revenues for the first quarter of 2016. Despite the continued depressed price environment for natural gas and NGLs, the Company believes the long-term outlook for its business is favorable due to the Company’s large resource base, low cost structure, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

Total capital investment by EQT in 2016, excluding acquisitions, is expected to be approximately $1.8 billion (including EQM). Capital spending for well development (primarily drilling and completion) of approximately $820 million in 2016 is expected to support the drilling of approximately 77 gross wells, including 72 Marcellus wells and 5 deep Utica wells. Depending upon the results of the 5 initial deep Utica wells, the Company may drill additional deep Utica wells during 2016. Estimated sales volumes are expected to be 710 - 730 Bcfe, for an anticipated production sales volume growth of approximately 19% in 2016, while NGL volumes are expected to be 10,250 - 10,750 Mbbls. To support continued growth in production, the Company plans to invest approximately $800 million on midstream infrastructure in 2016, primarily through EQM.

The market prices for natural gas and NGLs were depressed throughout 2015 and the early part of 2016 and continue to be volatile. The average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.64 per MMBtu from January 1, 2015 through April 27, 2016. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. However, the Company does expect natural gas and NGL prices, particularly in the Appalachian Basin, to remain depressed during 2016.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the continued low price environment, the Company suspended drilling on its Upper Devonian and Central Pennsylvania Marcellus acreage during 2015 and focused its development plans on its core Marcellus acreage in southwestern Pennsylvania and northern West Virginia and its deep Utica acreage. The Company’s 2016 capital expenditure forecast for well development is approximately $820 million, which is 51% lower than its 2015 capital expenditures for well development. Prolonged low, and/or significant or extended declines in, natural gas and NGL prices could adversely affect, among other things, the Company’s development plans, which would decrease the pace of the development and the level of the Company’s reserves. Such changes or similar impacts on third party shippers on the Company's midstream assets could also impact the Company’s revenues, earnings or liquidity. Low prices may signal a need to further reduce capital spending or record non-cash impairments in the book value of the Company’s gas properties and midstream assets or additional downward adjustments to the Company’s estimated proved reserves. Any such impairment and/or downward adjustment to the Company’s estimated reserves could potentially be material to the Company.

See "Impairment of Oil and Gas Properties" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. As a result of its first quarter 2016 evaluations, the Company did not recognize an impairment charge. However, a further decline in the average five-year NYMEX forward strip prices in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at March 31, 2016.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically monetizes its asset base and prudently pursues investment opportunities, including, but not limited to, opportunities to make strategic acreage acquisitions within the Company’s core operating area, all while maintaining a strong balance sheet with solid cash flow. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into its highest value development opportunities.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the three months ended March 31, 2016 were proceeds from the public offering of EQT common stock and cash flows from operating activities, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $284.9 million for the three months ended March 31, 2016 compared to $453.1 million for the three months ended March 31, 2015.  The $168.2 million decrease in cash flows provided by operating activities was primarily the result of a 35% lower average realized price on natural gas and NGL sales, partially offset by a 24% increase in production sales volume and increased gathering and transmission revenues.

While the Company is unable to predict future movements in the market price for commodities, current prices are lower than average 2015 levels. If the current low price trend continues, this trend will negatively impact the Company's cash flows from operating activities throughout the year ending December 31, 2016.

Investing Activities

Net cash flows used in investing activities totaled $396.7 million for the three months ended March 31, 2016 compared to $681.9 million for the three months ended March 31, 2015. The $285.2 million decrease was primarily due to a decrease in capital expenditures of $229.9 million and a decrease in capital contributions made to Mountain Valley Pipeline, LLC (MVP Joint Venture) of $42.8 million. The decrease in capital expenditures in 2016 compared to 2015 was primarily the result of a decrease in well development and acreage acquisition expenditures. The decrease in well development was primarily due to a reduction in the drilling and completions program activity over the last twelve months, including the phase-out of the Upper Devonian drilling program.

The Company spud 16 gross wells in the first quarter of 2016, including 15 horizontal Marcellus wells and 1 horizontal Utica well. The Company spud 49 gross wells in the first quarter of 2015, including 47 horizontal Marcellus and Upper Devonian wells and 2 horizontal Permian Basin wells.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows exclude non-cash capital expenditures for certain labor overhead costs for a portion of non-cash stock-based compensation expense of approximately $5.4 million and $6.4 million and accrued but unpaid expenditures at the balance sheet date of $113.7 million and $179.9 million for the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

Cash flows provided by financing activities totaled $67.0 million for the three months ended March 31, 2016 compared to $934.9 million for the three months ended March 31, 2015, a decrease of $867.9 million between periods. During the first quarter of 2016, the Company received net proceeds of $430.4 million from its public offering of common stock and EQM made $290.0 million of net credit facility repayments under it's credit facility. EQM and EQGP also paid distributions to noncontrolling interests of $42.8 million. The Company paid $26.0 million for income tax withholdings related to the vesting of equity awards during the three months ended March 31, 2016. Under the Company’s share-based incentive awards, the Company regularly withholds shares or accepts surrendered shares from Company employees holding incentive compensation awards in satisfaction of the income tax withholding obligations with respect to settlement of the awards.

During the quarter ended March 31, 2015, EQM received net proceeds of $696.7 million from its public offering of common units, $299.0 million from increased borrowings on its credit facility, and paid distributions to noncontrolling interests of $22.8 million. The Company also paid $39.8 million for income tax withholdings related to the vesting or exercise of equity awards during the three months ended March 31, 2015.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and legal restrictions and other factors.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2016.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit); collateral requirements under derivative instruments, pipeline capacity contracts, joint venture arrangements, and subsidiary construction contracts; and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at March 31, 2016.  Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit); collateral requirements under joint venture arrangements and construction contracts; and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Service	BBB-	Stable
Fitch Ratings Service	BBB-	Stable

The Company’s and EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the ratings, particularly below investment grade, the Company’s or EQM’s access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances, including collateral, and the potential pool of investors and funding sources may decrease.  The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. In order to be considered investment grade, a company must be rated BBB- or higher by Standard & Poor's Rating Service, Baa3 or higher by Moody's Investors Service, and BBB- or higher by Fitch Ratings Service. Anything below these ratings is considered non-investment grade.

The Company has a $1.5 billion credit facility that expires in February 2019, and the Company had no amounts outstanding under the facility as of March 31, 2016. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of March 31, 2016, the Company was in compliance with all debt provisions and covenants.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $9.0 million of outstanding borrowings under the facility as of March 31, 2016. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of March 31, 2016, EQM was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $663 million in remaining capacity under the program as of April 28, 2016.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas.  The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The derivative commodity instruments currently utilized by the Company are primarily NYMEX swaps and collars. The Company may also use other contractual agreements in implementing its commodity hedging strategy. The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. The Company does not currently hedge its NGL exposure.

As of April 26, 2016, the approximate volumes and prices of the Company’s total hedge position for 2016 through 2018 production are:

NYMEX Swaps	2016 (a)	2017 (b)	2018 (b)
Total Volume (Bcf)	220	180	89
Average Price per Mcf (NYMEX) (c)	$3.65	$3.34	$3.11
Fixed Price Physical Sales (d)
Total Volume (Bcf)	32	19	—
Average Price per Mcf (NYMEX) (c)	$2.96	$2.93	$—
Collars
Total Volume (Bcf)	—	8	7
Average Floor Price per Mcf (NYMEX) (c)	$—	$3.01	$2.16
Average Cap Price per Mcf (NYMEX) (c)	$—	$4.10	$4.47

(a)     April through December 31.
(b)     For 2016 through 2018, the Company also has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. The Company also sold calendar year 2016, 2017 and 2018 calls for approximately 11 Bcf, 29 Bcf and 12 Bcf at strike prices of $3.65 per Mcf, $3.52 per Mcf and $3.45 per Mcf, respectively.
(c)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

(d)	Fixed price physical sales impact is included in average differential on the EQT Corporation Price Reconciliation.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note G to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, EQM had issued a $91 million performance guarantee (the Initial Guarantee) in connection with the obligations of MVP Holdco, LLC (MVP Holdco) to fund its proportionate share of the construction budget for the MVP. Upon the Federal Exchange Regulatory Commission’s initial release to begin construction of the MVP, the Initial Guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by an affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividend

On April 20, 2016, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable June 1, 2016, to the Company’s shareholders of record at the close of business on May 13, 2016.

On April 26, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2016 of $0.134 per common unit, or approximately $35.7 million.  The distribution will be paid on May 23, 2016 to unitholders of record, including the Company, at the close of business on May 6, 2016.

On April 26, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the first quarter of 2016 of $0.745 per common unit. The cash distribution will be paid on May 13, 2016 to unitholders of record, including EQGP, at the close of business on May 6, 2016. Based on the 77,632,449 EQM common units outstanding on April 27, 2016, the aggregate cash distributions by EQM to EQGP would be approximately $36.5 million consisting of: $16.3 million in respect of its limited partner interest, $1.4 million in respect of its general partner interest and $18.8 million in respect of its incentive distribution rights. The distributions to EQGP in respect of its general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2016 distribution.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2016.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs. The market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on our operations. However, management does expect natural gas and NGL prices, particularly in the Appalachian Basin, to remain depressed during 2016 and expects market prices for these commodities to continue to be volatile in the future. Prolonged low, and/or significant or extended declines in, natural gas and NGL prices could adversely affect, among other things, the Company’s development plans, which would decrease the pace of development and the level of the Company’s reserves. Such changes or similar impacts on third party shippers on the Company's midstream assets could also impact the Company’s revenues, earnings or liquidity and could result in a material non-cash impairment in the recorded value of the Company’s gas properties.

The Company’s use of derivatives to reduce the effect of commodity price volatility is further described in Note G to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge and Financial Risk Committee and reviewed by the Audit Committee of the Company’s Board of Directors.

For the derivative commodity instruments used to hedge the Company’s forecasted sales of production, most of which are hedged at NYMEX natural gas prices, the Company sets policy limits relative to the expected production and sales levels which are exposed to price risk. The Company has an insignificant amount of financial natural gas derivative commodity instruments for trading purposes.

The derivative commodity instruments currently utilized by the Company are primarily fixed price swap agreements and collar agreements which may require payments to or receipt of payments from counterparties based on the differential between two prices for the commodity. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

The Company monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted. The Company’s overall objective in its hedging program is to protect a portion of cash flows from undue exposure to the risk of changing commodity prices.

With respect to the derivative commodity instruments held by the Company as of March 31, 2016 and December 31, 2015, the Company hedged portions of expected sales of equity production, portions of forecasted purchases and sales and portions of its basis exposure covering approximately 638 Bcf and 664 Bcf of natural gas, respectively. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2016 and December 31, 2015 levels would have increased the fair value of natural gas derivative instruments by approximately $131.1 million and $137.1 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the March 31, 2016 and December 31, 2015 levels would have decreased the fair value of natural gas derivative instruments by approximately $132.4 million and $138.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2016 and December 31, 2015. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Consolidated Balance Sheets, resulting in the change in fair value.

The above analysis of the derivative commodity instruments held by the Company does not include the offsetting impact that the same hypothetical price movement may have on the Company’s physical sales of natural gas. The portfolio of derivative commodity instruments held to hedge the Company’s forecasted produced gas approximates a portion of the Company’s expected physical sales of natural gas. Therefore, an adverse impact to the fair value of the portfolio of derivative commodity instruments held to hedge the Company’s forecasted production associated with the hypothetical changes in commodity prices referenced above should be offset by a favorable impact on the Company’s physical sales of natural gas, assuming the derivative commodity instruments are not closed out in advance of their expected term, the derivative commodity instruments continue to function effectively as hedges of the underlying risk, the anticipated transactions occur as expected and basis does not significantly change.

If the underlying physical transactions or positions are liquidated prior to the maturity of the derivative commodity instruments, a loss on the financial instruments may occur or the derivative commodity instruments might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates the Company and EQM pay on borrowings under their respective revolving credit facilities. All of the Company’s and EQM’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note J to the Condensed Consolidated Financial Statements for further discussion of the Company’s and EQM’s borrowings and Note H to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. The Company’s over-the-counter (OTC) derivative instruments are primarily with financial institutions and, thus, are subject to events that would impact those companies individually as well as that industry as a whole. The Company utilizes various processes and analyses to monitor and evaluate its credit risk exposures. These include closely monitoring current market conditions, counterparty credit fundamentals and credit default swap rates. Credit exposure is controlled through credit approvals and limits based on counterparty credit fundamentals. To manage the level of credit risk, the Company enters into transactions with financial counterparties that are of investment grade or better, enters into netting agreements whenever possible and may obtain collateral or other security.

Approximately 94%, or $400.7 million, of the Company’s OTC derivative contracts outstanding at March 31, 2016 had a positive fair value. Approximately 95%, or $417.4 million, of the Company’s OTC derivative contracts outstanding at December 31, 2015 had a positive fair value.

As of March 31, 2016, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales or transportation of natural gas. A significant amount of revenues and related accounts receivable of EQT Production are generated from the sale of produced natural gas and NGLs to certain marketers, utility and industrial customers located mainly in the Appalachian Basin and the Northeastern United States as well as the Permian Basin of Texas and a gas processor in Kentucky and West Virginia. Additionally, a significant amount of revenues and related accounts receivable of EQT Midstream are generated from the transmission and gathering of natural gas in Kentucky, Virginia, Pennsylvania and West Virginia.

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of March 31, 2016, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of March 31, 2016, EQM had $9.0 million of borrowings and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

Between September 2015 and February 2016, the Company received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP).  The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania.  The Company immediately addressed the releases and fully cooperated with the PADEP. In April 2016, the Company received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs.  The Company is currently discussing the proposed civil penalty with the PADEP.  While the PADEP’s claims may result in penalties that exceed $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2016:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2016 (January 1 – January 31)	6,907	$53.15	—	700,000
February 2016 (February 1 – February 29)	4,667	59.84	—	700,000
March 2016 (March 1 – March 31)	—	—	—	700,000
Total	11,574	$55.85	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of March 31, 2016, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 5. Other Information
Change in Principal Financial Officer
In a Form 8-K filed on March 17, 2016 with the Securities and Exchange Commission (for the event reported March 10, 2016), the Company reported that Robert J. McNally would assume the role of principal financial officer, and Philip P. Conti would step down from that role, on the date after the filing of the Company’s Form 10-Q for the quarter ending March 31, 2016 or on such earlier date as the Company may request.  The Company made this earlier request and on April 22, 2016, Mr. McNally became the principal financial officer of the Company.

Item 6.  Exhibits

10.01	Offer letter dated as of March 7, 2016 between the Company and Robert J. McNally

10.02	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of March 10, 2016 between the Company and Robert J. McNally

10.03	2016 Restricted Stock Award Agreement (Standard) for Robert J. McNally

10.04	Employment Agreement dated as of March 17, 2016 between the Company and Philip P. Conti

10.05	2016 Executive Short-Term Incentive Plan

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer
 Date:  April 28, 2016

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing
10.01	Offer letter dated as of March 7, 2016 between the Company and Robert J. McNally	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2016

10.02	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of March 10, 2016 between the Company and Robert J. McNally	Filed herewith as Exhibit 10.02

10.03	2016 Restricted Stock Award Agreement (Standard) for Robert J. McNally	Filed herewith as Exhibit 10.03

10.04	Employment Agreement dated as of March 17, 2016 between the Company and Philip P. Conti	Filed herewith as Exhibit 10.04

10.05	2016 Executive Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 21, 2016

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101