Form 10-Q/A
period 2016-03-31
EQT Corp
filed 2016-05-09
CIK 33213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 6, 2016, 172,737 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (Form 10-Q/A) amends the Quarterly Report on Form 10-Q of EQT Corporation (the Company) for the quarter ended March 31, 2016, as originally filed with the Securities and Exchange Commission (the SEC) on April 28, 2016 (the Original Filing).  As a result of a processing error, the Section 1350 Certification attached as Exhibit 32 to the Original Filing included an incorrect date and officer title. This Form 10-Q/A is being filed solely to include a corrected Section 1350 Certification.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context).  Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

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
Robert J. McNally
Senior Vice President and Chief Financial Officer

Dated: May 9, 2016

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

10.01	Offer letter dated as of March 7, 2016 between the Company and Robert J. McNally	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2016

10.02	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of March 10, 2016 between the Company and Robert J. McNally	Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 2016

10.03	2016 Restricted Stock Award Agreement (Standard) for Robert J. McNally	Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 2016

10.04	Employment Agreement dated as of March 17, 2016 between the Company and Philip P. Conti	Incorporated herein by reference to Exhibit 10.04 to Form 10-Q for the quarter ended March 31, 2016

10.05	2016 Executive Short-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 21, 2016

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Incorporated herein by reference to Exhibit 101 to Form 10-Q for the quarter ended March 31, 2016