Form 10-Q
period 2016-06-30
EQT Corp
filed 2016-07-28
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of June 30, 2016, 172,747 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$304,532	$373,756	$668,959	$960,164
Pipeline and marketing services	57,692	61,573	129,339	146,389
(Loss) gain on derivatives not designated as hedges	(234,693)	4,259	(125,698)	47,851
Total operating revenues	127,531	439,588	672,600	1,154,404

Operating expenses:
Transportation and processing	84,207	69,356	161,400	135,133
Operation and maintenance	29,253	32,061	60,736	60,308
Production	33,044	31,492	59,940	62,848
Exploration	3,591	11,422	6,714	23,976
Selling, general and administrative	77,299	65,404	135,241	128,530
Depreciation, depletion and amortization	224,629	196,819	445,860	391,564
Impairment of long-lived assets	—	—	—	4,252
Total operating expenses	452,023	406,554	869,891	806,611

Operating (loss) income	(324,492)	33,034	(197,291)	347,793

Other income	7,644	2,689	12,484	3,628
Interest expense	36,305	36,833	72,485	74,049
(Loss) income before income taxes	(353,153)	(1,110)	(257,292)	277,372
Income tax (benefit)	(172,346)	(64,857)	(164,910)	(7,543)
Net (loss) income	(180,807)	63,747	(92,382)	284,915
Less: Net income attributable to noncontrolling interests	77,838	58,211	160,627	105,952
Net (loss) income attributable to EQT Corporation	$(258,645)	$5,536	$(253,009)	$178,963

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	166,801	152,454	161,909	152,220
Net (loss) income	$(1.55)	$0.04	$(1.56)	$1.18
Diluted:
Weighted average common stock outstanding	166,801	152,877	161,909	152,751
Net (loss) income	$(1.55)	$0.04	$(1.56)	$1.17
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Net (loss) income	$(180,807)	$63,747	$(92,382)	$284,915

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(10,701), $(28,211), $(19,040), and $(55,211)	(15,940)	(42,581)	(28,364)	(83,332)
Interest rate, net of tax expense of $27, $25, $52, and $50	36	36	72	72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6,100, $128, $6,235, and $255	9,622	202	9,835	404
Other comprehensive loss	(6,282)	(42,343)	(18,457)	(82,856)
Comprehensive (loss) income	(187,089)	21,404	(110,839)	202,059
Less: Comprehensive income attributable to noncontrolling interests	77,838	58,211	160,627	105,952
Comprehensive (loss) income attributable to EQT Corporation	$(264,927)	$(36,807)	$(271,466)	$96,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(92,382)	$284,915
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(165,594)	(195,925)
Depreciation, depletion and amortization	445,860	391,564
Asset and lease impairments	4,063	28,428
Provision for losses on (recoveries of) accounts receivable	552	(1,648)
Other income	(12,484)	(3,628)
Stock-based compensation expense	23,877	28,429
Loss (gain) on derivatives not designated as hedges	125,698	(47,851)
Cash settlements received on derivatives not designated as hedges	195,229	38,775
Pension settlement charge	9,403	—
Changes in other assets and liabilities:
Excess tax benefits on stock-based compensation	—	(21,604)
Accounts receivable	6,137	157,343
Accounts payable	(15,595)	(63,390)
Other items, net	(31,360)	60,619
Net cash provided by operating activities	493,404	656,027

Cash flows from investing activities:
Capital expenditures	(821,738)	(1,321,002)
Capital contributions to Mountain Valley Pipeline, LLC	(40,663)	(45,885)
Sales of interests in Mountain Valley Pipeline, LLC	12,533	—
Deposit on acquisition	(10,000)	—
Net cash used in investing activities	(859,868)	(1,366,887)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	1,226,006	—
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	217,102	696,582
Proceeds from the sale of common units of EQT GP Holdings, LP, net of sale costs	—	674,374
Increase in borrowings on EQT Midstream Partners, LP credit facility	260,000	434,000
Decrease in borrowings on EQT Midstream Partners, LP credit facility	(559,000)	(122,000)
Dividends paid	(9,776)	(9,141)
Distributions to noncontrolling interests	(87,911)	(52,672)
Repayments and retirements of long-term debt	—	(9,003)
Proceeds and excess tax benefits from awards under employee compensation plans	2,040	27,679
Cash paid for taxes related to net settlement of share-based incentive awards	(26,195)	(44,856)
Repurchase of common stock	(17)	(3,375)
Net cash provided by financing activities	1,022,249	1,591,588
Net change in cash and cash equivalents	655,785	880,728
Cash and cash equivalents at beginning of period	1,601,232	1,077,429
Cash and cash equivalents at end of period	$2,257,017	$1,958,157

Cash paid during the period for:
Interest, net of amount capitalized	$73,763	$74,101
Income taxes, net	$1,294	$76,420

Non-cash activity during the period for:
Increase in Mountain Valley Pipeline, LLC investment/payable for capital contributions	$27,052	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$2,257,017	$1,601,232
Accounts receivable (less accumulated provision for doubtful accounts: $3,619 at June 30, 2016 and $3,018 at December 31, 2015)	170,268	176,957
Derivative instruments, at fair value	136,591	417,397
Prepaid expenses and other	50,013	55,433
Total current assets	2,613,889	2,251,019

Property, plant and equipment	16,439,684	15,635,549
Less: accumulated depreciation and depletion	4,597,653	4,163,528
Net property, plant and equipment	11,842,031	11,472,021

Investment in nonconsolidated entity	135,949	77,025
Other assets	191,317	176,107
Total assets	$14,783,186	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility borrowings	$—	$299,000
Accounts payable	251,654	291,550
Derivative instruments, at fair value	110,960	23,434
Other current liabilities	164,663	181,835
Total current liabilities	527,277	795,819

Long-term debt	2,795,620	2,793,343
Deferred income taxes	1,807,522	1,972,170
Other liabilities and credits	395,314	386,798
Total liabilities	5,525,733	5,948,130

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 177,897 at June 30, 2016 and 158,347 at December 31, 2015	3,402,840	2,153,280
Treasury stock, shares at cost: 5,150 at June 30, 2016 (including 226 held in rabbi trust) and 5,793 at December 31, 2015 (including 292 held in rabbi trust)	(92,478)	(104,079)
Retained earnings	2,719,427	2,982,212
Accumulated other comprehensive income	27,921	46,378
Total common stockholders’ equity	6,057,710	5,077,791
Noncontrolling interests in consolidated subsidiaries	3,199,743	2,950,251
Total equity	9,257,453	8,028,042
Total liabilities and equity	$14,783,186	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			178,963		105,952	284,915
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(55,211)				(83,332)		(83,332)
Interest rate, net of tax expense of $50				72		72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $255				404		404
Dividends ($0.06 per share)			(9,141)			(9,141)
Stock-based compensation plans, net	846	28,006			549	28,555
Distributions to noncontrolling interests ($1.19 per EQT Midstream Partners, LP common unit)					(52,672)	(52,672)
Issuance of common units of EQT Midstream Partners, LP					696,582	696,582
Sale of common units of EQT GP Holdings, LP					674,374	674,374
Changes in ownership of consolidated subsidiary, net		444,841			(709,045)	(264,204)
Repurchase and retirement of common stock	(38)	(1,597)	(1,778)			(3,375)
Balance, June 30, 2015	152,404	$1,937,442	$3,085,173	$116,638	$2,505,988	$7,645,241

Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net (loss) income			(253,009)		160,627	(92,382)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(19,040)				(28,364)		(28,364)
Interest rate, net of tax expense of $52				72		72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6,235				9,835		9,835
Dividends ($0.06 per share)			(9,776)			(9,776)
Stock-based compensation plans, net	643	9,862			161	10,023
Distributions to noncontrolling interests ($1.455 and $0.256 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(87,911)	(87,911)
Issuance of common shares of EQT Corporation	19,550	1,226,006				1,226,006
Issuance of common units of EQT Midstream Partners, LP					217,102	217,102
Changes in ownership of consolidated subsidiaries		25,293			(40,487)	(15,194)
Balance, June 30, 2016	172,747	$3,310,362	$2,719,427	$27,921	$3,199,743	$9,257,453

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2016 and December 31, 2015, the results of its operations for the three and six month periods ended June 30, 2016 and 2015 and its cash flows for the six month periods ended June 30, 2016 and 2015.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

On May 2, 2016, the Company entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (the Underwriters), providing for the offer and sale by the Company (the May Offering), and the purchase by the Underwriters, of 10,500,000 shares of the Company's common stock, no par value (Common Stock), at a price to the public of $67.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option for a period of 30 days to purchase up to an additional 1,575,000 shares of Common Stock (the May Option Shares) on the same terms. On May 3, 2016, the Underwriters exercised in full their option to purchase the May Option Shares. The May Offering closed on May 6, 2016, and the Company received net proceeds from the May Offering of approximately $795.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company used a portion of the net proceeds from the May Offering to fund the Statoil acquisition discussed in Note N, and intends to use the remainder for general corporate purposes.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (Goldman) providing for the offer and sale by the Company (February Offering), and the purchase by Goldman, of 6,500,000 shares of Common Stock, at a price to the public of $58.50 per share. Pursuant to the Underwriting Agreement, the Company also granted Goldman an option for a period of 30 days to purchase up to 975,000 additional shares of Common Stock (February Option Shares) on the same terms. On February 22, 2016, Goldman exercised in full its option to purchase the February Option Shares. The February Offering closed on February 24, 2016, and the Company received net proceeds from the February Offering of approximately $430.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the February Offering for general corporate purposes.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of June 30, 2016, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

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

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners in its financial statements.

On July 26, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the second quarter of 2016 of $0.15 per common unit, or approximately $39.9 million.  The distribution will be paid on August 22, 2016 to unitholders of record, including the Company, at the close of business on August 5, 2016.

Net income attributable to noncontrolling interests (i.e., to the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) was $77.8 million and $160.6 million for the three and six months ended June 30, 2016, respectively. Net income attributable to noncontrolling interests was $58.2 million and $106.0 million for the three and six months ended June 30, 2015, respectively.

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

On March 30, 2015, the Company assigned 100% of the membership interest in MVP Holdco, LLC (MVP Holdco), which at the time was an indirect wholly owned subsidiary of the Company, to EQM. EQM paid the Company $54.2 million, which represented EQM's reimbursement to the Company for 100% of the capital contributions made by the Company to Mountain Valley Pipeline, LLC (MVP Joint Venture) as of March 30, 2015. As of June 30, 2016, MVP Holdco owned a 45.5% interest (MVP Interest) in the MVP Joint Venture. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of  2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company. The MVP project is subject to Federal Energy Regulatory Commission (FERC) approval. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, and the FERC issued the Notice of Schedule for Environmental Review (NOS) on June 28, 2016.  Based on the schedule provided in the NOS, the MVP Joint Venture anticipates receiving the certificate and commencing construction in mid-year 2017. The pipeline is expected to be in-service during the fourth quarter of 2018.

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers, acting as EQM’s sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended June 30, 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under the $750 million ATM Program, for which EQM received net proceeds of approximately $217.1 million after deducting commissions of approximately $2.2 million and other offering expenses of approximately $0.2 million. EQM intends to use the net proceeds from the sales for general partnership purposes. In connection with the sale during the second quarter 2016, the Company recorded a $24.9 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $39.9 million and an increase to deferred tax liability of $15.0 million.

On July 26, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2016 of $0.78 per common unit. The cash distribution will be paid on August 12, 2016 to unitholders of record, including EQGP, at the close of business on August 5, 2016. Based on the 80,581,758 EQM common units outstanding on July 28, 2016, the aggregate cash distributions by EQM to EQGP would be approximately $40.8 million consisting of: $17.0 million in respect of its limited partner interest, $1.6 million in respect of its general partner interest and $22.2 million in respect of its IDRs. The distributions to EQGP in respect of its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2016 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.        Equity in Nonconsolidated Investments

The Company, through its ownership interest in EQM, has an ownership interest in the MVP Joint Venture, a nonconsolidated investment that is accounted for under the equity method of accounting. The following table summarizes the Company's equity in the nonconsolidated investment:

		Interest	Ownership % as of	Equity as of	Equity as of
Investee	Location	Type	June 30, 2016	June 30, 2016	December 31, 2015
				(Thousands)
MVP Joint Venture	USA	Joint	45.5%	$135,949	$77,025

The Company’s ownership share of the earnings for the six months ended June 30, 2016 and 2015 related to the total investments accounted for under the equity method was $3.4 million and $0.6 million, respectively, reported in other income on the Statements of Consolidated (Loss) Income.

The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions with respect to operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions, require the approval of owners holding a super majority percentage in the MVP Joint Venture and no one member individually owns such super majority interest. Beginning on the date it was assumed from the Company, EQM accounted for its interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

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

As of June 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate; EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of June 30, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $227 million, which included the investment balance of $136 million on the Consolidated Balance Sheet as of June 30, 2016 and amounts which could have become due under the performance guarantee as of that date.

E.     Consolidated Variable Interest Entities

The Company adopted Accounting Standard Update (ASU) No. 2015-02, Consolidation in the first quarter of 2016 and, as a result, EQT determined EQGP and EQM to be variable interest entities. Through EQT's ownership and control of EQGP's general partner and control of EQM's general partner, EQT has the power to direct the activities that most significantly impact their economic performance. In addition, through EQT's general partner interest and limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and incentive distribution rights in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Therefore, EQT has a controlling financial interest in EQGP and EQM, is the primary beneficiary of EQGP and EQM and consolidates EQGP and EQM.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The risks associated with the operations of EQGP and EQM are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2015 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2016. See further discussion of the impact that EQT's involvement in EQGP and EQM have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2015, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. See Notes B and C for further discussion of EQGP and EQM, respectively.

The following table presents amounts included in EQT's Consolidated Balance Sheets that were for the use or obligation of EQGP and EQM as of June 30, 2016 and December 31, 2015.

Classification	June 30, 2016	December 31, 2015
	(Thousands)
Assets:
Cash and cash equivalents	$84,356	$350,815
Accounts receivable	15,749	17,131
Prepaid expenses and other	2,341	2,111
Property, plant and equipment, net	2,276,474	1,969,993
Other assets	156,033	91,975
Liabilities:
Accounts payable	$71,818	$35,909
Credit facility borrowings	—	299,000
Other current liabilities	43,543	15,722
Long-term debt	493,786	493,401
Other liabilities and credits	9,333	7,834

The following table summarizes the EQGP Statements of Consolidated Operations and Cash Flows for the three and six months ended June 30, 2016 and 2015, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Operating revenues	$172,004	$144,613	$352,605	$299,424
Operating expenses	(48,483)	(44,255)	(97,855)	(86,314)
Other income (expenses)	469	(15,513)	(2,651)	(46,590)
Net income	$123,990	$84,845	$252,099	$166,520

Net cash provided by operating activities	$149,855	$124,443	$267,426	$239,102
Net cash used in investing activities	(200,284)	(233,448)	(303,958)	(765,883)
Net cash provided by (used in) financing activities	$134,410	$(101,601)	$(229,927)	$356,500

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

Three Months Ended June 30, 2016	EQT Production	EQT Midstream	Intersegment Eliminations	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$304,532	$—	$—	$304,532
Pipeline and marketing services	2,123	214,298	(158,729)	57,692
Loss on derivatives not designated as hedges	(234,693)	—	—	(234,693)
Total operating revenues	$71,962	$214,298	$(158,729)	$127,531

Three Months Ended June 30, 2015	EQT Production (a)	EQT Midstream	Intersegment Eliminations (a)	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$373,756	$—	$—	$373,756
Pipeline and marketing services	9,822	193,348	(141,597)	61,573
Gain (loss) on derivatives not designated as hedges	5,177	(918)	—	4,259
Total operating revenues	$388,755	$192,430	$(141,597)	$439,588

Six Months Ended June 30, 2016	EQT Production	EQT Midstream	Intersegment Eliminations	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$668,959	$—	$—	$668,959
Pipeline and marketing services	6,709	439,027	(316,397)	129,339
Loss on derivatives not designated as hedges	(125,698)	—	—	(125,698)
Total operating revenues	$549,970	$439,027	$(316,397)	$672,600

Six Months Ended June 30, 2015	EQT Production (a)	EQT Midstream	Intersegment Eliminations (a)	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$960,164	$—	$—	$960,164
Pipeline and marketing services	22,959	402,228	(278,798)	146,389
Gain (loss) on derivatives not designated as hedges	49,423	(1,572)	—	47,851
Total operating revenues	$1,032,546	$400,656	$(278,798)	$1,154,404

(a)
For the three and six months ended June 30, 2016,  EQT Production presented affiliated gathering and transmission costs as operating expenses for consistency with the presentation of third party costs.  Historically, these affiliated costs have been presented as revenue deductions.  Certain previously reported amounts have been reclassified to conform with current year presentation.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Operating (loss) income:
EQT Production	$(444,000)	$(66,886)	$(455,254)	$118,957
EQT Midstream	124,528	108,192	266,387	237,931
Unallocated expenses (b)	(5,020)	(8,272)	(8,424)	(9,095)
Total operating (loss) income	$(324,492)	$33,034	$(197,291)	$347,793

(b)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

Reconciliation of operating (loss) income to net (loss) income:

Total operating (loss) income	$(324,492)	$33,034	$(197,291)	$347,793
Other income	7,644	2,689	12,484	3,628
Interest expense	36,305	36,833	72,485	74,049
Income tax benefit	(172,346)	(64,857)	(164,910)	(7,543)
Net (loss) income	$(180,807)	$63,747	$(92,382)	$284,915

	As of June 30, 2016	As of December 31, 2015
	(Thousands)
Segment assets:
EQT Production	$8,800,022	$8,995,853
EQT Midstream	3,576,276	3,226,138
Total operating segments	12,376,298	12,221,991
Headquarters assets, including cash and short-term investments	2,406,888	1,754,181
Total assets	$14,783,186	$13,976,172

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$197,864	$173,331	$392,700	$344,794
EQT Midstream	26,678	23,393	53,011	46,588
Other	87	95	149	182
Total	$224,629	$196,819	$445,860	$391,564

Expenditures for segment assets (c):
EQT Production (d)	$237,043	$520,315	$468,656	$1,002,289
EQT Midstream	201,211	164,542	342,131	237,117
Other	1,175	716	2,188	1,609
Total	$439,429	$685,573	$812,975	$1,241,015

(c)	Includes a portion of non-cash stock-based compensation expense and the impact of capital accruals.

(d)
Expenditures for segment assets in the EQT Production segment include $34.8 million and $88.1 million for property acquisitions during the three months ended June 30, 2016 and 2015, respectively, and $68.1 million and $139.1 million for property acquisitions during the six months ended June 30, 2016 and 2015, respectively.

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

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements, that are primarily placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also sells call options that require the Company to pay the counterparty if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument had been designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated (Loss) Income in the same period or periods during which the forecasted transaction affects earnings.

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of June 30, 2016 and December 31, 2015, the Company deferred net gains of $36.4 million and $64.8 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flow hedges and discontinue the use of cash flow hedge accounting. As of June 30, 2016 and December 31, 2015, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. The Company estimates that approximately $28.9 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of June 30, 2016 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions. As a result of the discontinuance of cash flow hedge accounting, beginning in 2015, all changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Consolidated (Loss) Income.

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery.  These physical commodity contracts qualify for the normal purchases and sales exception and are not subject to derivative instrument accounting.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

OTC arrangements require settlement in cash. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Statements of Condensed Consolidated Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into sales of natural gas, oil and NGLs (effective portion)	$15,940	$42,581	$28,364	$83,332

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(72)	$(72)

Derivatives not designated as hedging instruments
Amount recognized in (loss) gain on derivatives not designated as hedges	$(234,693)	$4,259	$(125,698)	$47,851

The absolute quantities of the Company’s derivative commodity instruments totaled 665 Bcf and 676 Bcf as of June 30, 2016 and December 31, 2015, respectively, and were primarily related to natural gas swaps, basis swaps and collars. The open natural gas positions at June 30, 2016 and December 31, 2015 had maturities extending through December 2020 and December 2019, respectively. The Company also had 548 Mbbls of propane swaps as of June 30, 2016, which had maturities extending through December 2017.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of June 30, 2016 and December 31, 2015.

As of June 30, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$136,591	$(70,234)	$—	$66,357

Liability derivatives:
Derivative instruments, at fair value	$110,960	$(70,234)	$—	$40,726

As of December 31, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$417,397	$(19,909)	$—	$397,488

Liability derivatives:
Derivative instruments, at fair value	$23,434	$(19,909)	$—	$3,525

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral may be required to be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of June 30, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $42.0 million, for which the Company had no collateral posted on June 30, 2016.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2016, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at June 30, 2016.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. Having a non-investment grade rating would result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade. See also "Security Ratings and Financing Triggers" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The fair value of the commodity swaps included in Level 2 is based on standard industry income approach models that use significant observable inputs, including New York Mercantile Exchange (NYMEX) forward curves, LIBOR-based discount rates, basis forward curves and propane forward curves.  The Company’s collars and options are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates. The NYMEX forward curves, LIBOR-based discount rates, natural gas volatilities, basis forward curves and propane forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$136,591	$—	$136,591	$—

Liabilities
Derivative instruments, at fair value	$110,960	$—	$110,960	$—

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$417,397	$—	$417,397	$—

Liabilities
Derivative instruments, at fair value	$23,434	$—	$23,434	$—

The carrying value of cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of borrowings under EQM’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.0 billion at June 30, 2016 and $2.8 billion at December 31, 2015. The carrying value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $2.8 billion at June 30, 2016 and December 31, 2015.

I.                       Income Taxes

Prior to 2016, the Company had historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring items) for the reporting period. The Company used a discrete effective tax rate method to calculate taxes for the six month period ended June 30, 2016. The Company determined that the historical method would not provide a reliable estimate for the six month period ended June 30, 2016, as small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate.

All of EQGP’s income is included in the Company’s net income. However, the Company is not required to record income tax expense with respect to the portion of EQGP’s income allocated to the noncontrolling public limited partners of EQGP and EQM, which reduces the Company’s effective tax rate in periods when the Company has consolidated pretax income and increases the Company's effective tax rate in periods when the Company has consolidated pretax loss.

The Company’s effective income tax rate for the six months ended June 30, 2016 was 64.1%, compared to negative 2.7% for the six months ended June 30, 2015. The effective income tax rate for the six months ended June 30, 2016 was higher than the U.S. federal statutory rate of 35% primarily driven by the effect of income allocated to the noncontrolling limited partners of EQGP and EQM. Due to the Company's consolidated pretax loss for the six months ended June 30, 2016, primarily caused by lower realized commodity prices and losses on derivatives not designated as hedges at the EQT Production segment, EQGP's income allocated to the noncontrolling limited partners increased the effective income tax rate for the period. The increase in the effective income tax rate was also partly attributable to the tax benefit generated from a pre-tax loss on state income tax paying entities.

Excluding the impact of the Internal Revenue Service (IRS) guidance received by the Company (discussed below), the effective income tax rate for the six months ended June 30, 2015 was 10.5%. The effective income tax rate differed from the U.S. federal statutory rate of 35% primarily attributable to income allocated to the noncontrolling limited partners of EQGP and EQM.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company’s income tax expense was lower for the three and six months ended June 30, 2015 due to a realized $35.7 million tax benefit in connection with IRS guidance received by the Company in 2015 regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred taxes will be recognized when the assets are disposed of in a taxable transaction such as a drop down transaction or amortized over the 32-year remaining life of the assets received in the exchange, in either event increasing tax expense at that time.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended June 30, 2016.  The Company believes that it is appropriately reserved for uncertain tax positions.

J.                       Revolving Credit Facilities

The Company has a $1.5 billion unsecured revolving credit facility that expires in February 2019. The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of June 30, 2016 or December 31, 2015 or at any time during the three and six months ended June 30, 2016 and 2015.

EQM has a $750 million credit facility that expires in February 2019, and EQM had no borrowings and no letters of credit outstanding under its revolving credit facility as of June 30, 2016. As of December 31, 2015, EQM had $299 million of borrowings and no letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2016 was $128 million and $299 million, respectively. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2015 was $323.0 million and $390.0 million, respectively. The average daily balance of loans outstanding under EQM’s credit facility was approximately $33 million and $83 million at a weighted average annual interest rate of 1.9% for the three and six months ended June 30, 2016. The average daily balance of loans outstanding under EQM’s credit facility was approximately $302 million and $182 million during the three and six months ended June 30, 2015, respectively, at a weighted average annual interest rate of 1.7% for both periods.

The Company incurred commitment fees averaging approximately 6 basis points for each of the three months ended June 30, 2016 and 2015, and 11 basis points for each of the six months ended June 30, 2016 and 2015, to maintain credit availability under its revolving credit facility. EQM incurred commitment fees averaging approximately 6 basis points for each of the three months ended June 30, 2016 and 2015, and 11 basis points for each of the six months ended June 30, 2016 and 2015, to maintain credit availability under its revolving credit facility.

K.                            Earnings Per Share

In periods when the Company reports a net loss, all options and restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, due to the Company being in a net loss position for the three and six months ended June 30, 2016, all options and all restricted stock were excluded from the calculation of diluted earnings per share and totaled 1,760,780 and 1,859,890 for the three and six months ended June 30, 2016, respectively. Potentially dilutive securities, consisting of options and restricted stock, which were included in the calculation of diluted earnings per share totaled 422,170 and 530,972 for the three and six months ended June 30, 2015, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 133,500 for the three and six months ended June 30, 2015. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended June 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2016	$52,338		$(807)		$(17,328)		$34,203
(Gains) losses reclassified from accumulated OCI, net of tax	(15,940)	(a)	36	(a)	9,622	(b)	(6,282)
Accumulated OCI (loss), net of tax, as of June 30, 2016	$36,398		$(771)		$(7,706)		$27,921

	Three Months Ended June 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2015	$176,370		$(951)		$(16,438)		$158,981
(Gains) losses reclassified from accumulated OCI, net of tax	(42,581)	(a)	36	(a)	202	(b)	(42,343)
Accumulated OCI (loss), net of tax, as of June 30, 2015	$133,789		$(915)		$(16,236)		$116,638

	Six Months Ended June 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2016	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(28,364)	(a)	72	(a)	9,835	(b)	(18,457)
Accumulated OCI (loss), net of tax, as of June 30, 2016	$36,398		$(771)		$(7,706)		$27,921

	Six Months Ended June 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2015	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(83,332)	(a)	72	(a)	404	(b)	(82,856)
Accumulated OCI (loss), net of tax, as of June 30, 2015	$133,789		$(915)		$(16,236)		$116,638

(a)   See Note G for additional information.
(b)   This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans.  See Note 14 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Note M for additional information.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

M.         Pension Termination

In December 2015, the Company announced the termination of the EQT Corporation Retirement Plan for Employees (Retirement Plan) effective December 31, 2015, subject to regulatory approval. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, the Company purchased annuities from, and transferred the Retirement Plan assets and liabilities to, American General Life Insurance Company (AGL). As a result, the Company reclassified actuarial loss remaining in accumulated other comprehensive loss of approximately $9.4 million to earnings and approximately $5.1 million to a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. In connection with the purchase of annuities, the Company made a cash payment of approximately $5.4 million to fully fund the Retirement Plan upon liquidation during the second quarter of 2016.

N.         Subsequent Event

On July 8, 2016, the Company acquired approximately 62,500 net acres primarily in Wetzel, Tyler, and Harrison Counties of West Virginia, from Statoil USA Onshore Properties, Inc. (Statoil) in exchange for cash of approximately $407.0 million, subject to post-closing purchase price adjustments. The acreage includes current natural gas production of approximately 50 MMcfe per day. The acquisition also includes drilling rights on an estimated 53,000 net acres that are undeveloped and prospective for the deep Utica.

The inputs required for the completion of the purchase price allocation were unavailable prior to the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major asset classes acquired and liabilities assumed, including the information required for the valuation of intangible assets and goodwill (if any). The Company will include this information in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2016.

O.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which improves the understandability of the implementation guidance on principal versus agent considerations. In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance. Early application of these ASUs are permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes promulgated by this standard primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While the Company is currently evaluating the provisions of this ASU to determine the impact this standard will have on its financial statements and related disclosures, the primary effect of adopting the new standard will be to record assets and obligations for instruments currently designated as operating leases.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (EQM) and other asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; natural gas prices and changes in basis; potential future impairments of the Company's assets; reserves; projected capital expenditures; the expected use of proceeds from equity offerings; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Net loss attributable to EQT Corporation for the three months ended June 30, 2016 was $258.6 million, a loss of $1.55 per diluted share, compared with net income attributable to EQT Corporation of $5.5 million, $0.04 per diluted share, for the three months ended June 30, 2015. The $264.2 million decrease between periods was primarily attributable to a loss on derivatives not designated as hedges, a 23% decrease in the average realized price for production sales volumes, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by larger income tax benefit, increased production sales volumes and increased gathering and transmission revenues.

The $234.7 million loss on derivatives not designated as hedges for the three months ended June 30, 2016 primarily related to unfavorable changes in the fair market value of EQT Production's New York Mercantile Exchange (NYMEX) swaps due to an increase in forward NYMEX prices during the second quarter of 2016.

The average realized price to EQT Corporation for production sales volumes was $2.11 per Mcfe for the three months ended June 30, 2016 compared to $2.75 per Mcfe for the three months ended June 30, 2015. The decrease in the average realized price was driven by lower NYMEX natural gas prices including the impact of cash settled derivatives and lower natural gas liquids (NGLs) prices partly offset by an increase in average differential to NYMEX.

The average NYMEX natural gas index price was $1.95 per MMBtu during the second quarter of 2016, 26% lower than the average index price of $2.64 per MMBtu during the second quarter of 2015. However, the average differential increased $0.19 per Mcf primarily as a result of higher basis in the Appalachian Basin. The average NGL price was $15.53 per barrel for the three months ended June 30, 2016 compared to $18.67 per barrel for the three months ended June 30, 2015.

Net income attributable to noncontrolling interests of EQT GP Holdings, LP (EQGP) and EQM was $77.8 million for the three months ended June 30, 2016 compared to $58.2 million for the three months ended June 30, 2015. The $19.6 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s November 2015 public offering of common units, EQGP’s May 2015 initial public offering (IPO), and EQM’s issuances of common units in connection with the $750 million ATM Program (as defined in Note C to the Condensed Consolidated Financial Statements). During 2016 and 2015, EQM issued 2,949,309 common units and 1,162,475 common units, respectively, pursuant to the $750 million ATM Program. In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP. In November 2015, EQM completed a public offering of 5,650,000 common units.

Income tax benefit was $172.3 million for the three months ended June 30, 2016, compared to income tax benefit of $64.9 million for the three months ended June 30, 2015. The increase in the income tax benefit was primarily attributable to the reduction in EQT Production segment operating income resulting primarily from lower realized commodity prices, the 2016 mark to market loss on derivatives not designated as hedges and a pre-tax loss recorded on state income tax paying entities. The Company’s effective income tax rate differed from the U.S. Federal statutory rate of 35% for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners. The income tax benefit during the three months ended June 30, 2015 was primarily attributable to a $35.7 million tax benefit received in connection with Internal Revenue Service (IRS) guidance received by the Company in 2015 regarding the Company’s 2013 sale of Equitable Gas Company, LLC, a regulated entity, and the impact of the income allocated to the EQGP and EQM noncontrolling public limited partners.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 2, 2016, the Company entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (the Underwriters), providing for the offer and sale by the Company (the May Offering), and the purchase by the Underwriters, of 10,500,000 shares of the Company's common stock, no par value (Common Stock), at a price to the public of $67.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option for a period of 30 days to purchase up to an additional 1,575,000 shares of Common Stock (the May Option Shares) on the same terms. On May 3, 2016, the Underwriters exercised in full their option to purchase the May Option Shares. The May Offering closed on May 6, 2016, and the Company received net proceeds from the May Offering of approximately $795.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company used a portion of the net proceeds from the May Offering to fund the Statoil acquisition discussed in Note N to the Condensed Consolidated Financial Statements, and intends to use the remainder for general corporate purposes.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Net loss attributable to EQT Corporation for the six months ended June 30, 2016 was $253.0 million, a loss of $1.56 per diluted share, compared with net income attributable to EQT Corporation for the six months ended June 30, 2015 of $179.0 million, $1.17 per diluted share. The $432.0 million decrease between periods was primarily attributable to a 30% decrease in the average realized price for production sales volumes, a loss on derivatives not designated as hedges, higher operating expenses and higher net income attributable to noncontrolling interests partially offset by increased production sales volumes, higher income tax benefit and increased gathering and transmission revenues.

The average realized price to EQT Corporation for production sales volumes was $2.37 per Mcfe for the six months ended June 30, 2016 compared to $3.40 per Mcfe for the six months ended June 30, 2015. The decrease in the average realized price was driven by lower NYMEX natural gas prices including the impact of cash settled derivatives, a lower average differential to NYMEX and lower NGL prices.

The average NYMEX natural gas index price was $2.02 per MMBtu during the six months ended June 30, 2016, 28% lower than the average index price of $2.81 per MMBtu during the six months ended June 30, 2015. In addition, the average differential decreased $0.09 per Mcf as a result of lower ultimate sales prices, particularly in the United States Northeast region in the first quarter 2016, partly offset by favorable cash settled basis swaps. The average NGL price was $15.23 per barrel for the six months ended June 30, 2016 compared to $21.87 per barrel for the six months ended June 30, 2015.

The $125.7 million loss on derivatives not designated as hedges for the six months ended June 30, 2016 primarily related to unfavorable changes in the fair market value of EQT Production's NYMEX swaps due to an increase in forward NYMEX prices during the first half of 2016.

Net income attributable to noncontrolling interests of EQGP and EQM was $160.6 million for the six months ended June 30, 2016 compared to $106.0 million for the six months ended June 30, 2015. The $54.7 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s March 2015 and November 2015 public offerings of common units, EQGP’s May 2015 IPO, and EQM’s issuances of common units in connection with the $750 million ATM Program. During 2016 and 2015, EQM issued 2,949,309 common units and 1,162,475 common units, respectively, pursuant to the $750 million ATM Program. In March 2015, EQM completed a public offering of 9,487,500 EQM common units in connection with EQM's acquisition of the Northern West Virginia Marcellus gathering system from the Company. In May 2015, EQGP completed an IPO of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained a 90.1% limited partner interest and a non-economic general partner interest in EQGP. In November 2015, EQM completed a public offering of 5,650,000 common units.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax benefit was $164.9 million for the six months ended June 30, 2016, compared to income tax benefit of $7.5 million for the six months ended June 30, 2015. The Company’s effective income tax rate was 64.1% and negative 2.7% for the six months ended June 30, 2016 and 2015, respectively. The increase in income tax benefit was primarily attributable to the effect of income allocated to the noncontrolling limited parters of EQGP and EQM, a reduction in EQT Production segment operating income primarily resulting from lower realized commodity prices and a mark to market loss on derivatives not designated as hedges. The Company’s effective tax rate differed from the U.S Federal statutory rate of 35% for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners. The income tax benefit during the six months ended June 30, 2015 was primarily attributable to a $35.7 million tax benefit received in connection with IRS guidance received by the Company in 2015 regarding the Company’s 2013 sale of Equitable Gas Company, LLC, a regulated entity, and the impact of the income allocated to the EQGP and EQM noncontrolling public limited partners.

On May 2, 2016, the Company entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the Underwriters, providing for the offer and sale by the Company, and the purchase by the Underwriters, of 10,500,000 shares of Common Stock, at a price to the public of $67.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option for a period of 30 days to purchase the May Option Shares on the same terms. On May 3, 2016, the Underwriters exercised in full their option to purchase the May Option Shares. The May Offering closed on May 6, 2016, and the Company received net proceeds from the May Offering of approximately $795.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company used a portion of the net proceeds from the May Offering to fund the Statoil acquisition, and intends to use the remainder for general corporate purposes.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (Goldman) providing for the offer and sale by the Company (February Offering), and the purchase by Goldman, of 6,500,000 Common Stock, at a price to the public of $58.50 per share. Pursuant to the Underwriting Agreement, the Company also granted Goldman an option for a period of 30 days to purchase up to 975,000 additional shares of Common Stock (February Option Shares) on the same terms. On February 22, 2016, Goldman exercised in full its option to purchase the February Option Shares. The February Offering closed on February 24, 2016, and the Company received net proceeds from the February Offering of approximately $430.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the February Offering for general corporate purposes.

As a result of declining production volumes in the Company’s non-core Huron play and the depressed commodity price environment, the Company consolidated its Huron operations in Kentucky, Virginia, and southern West Virginia during the first quarter of 2016. The consolidation is expected to improve the Company’s cost structure for its Huron operations.  The Company recorded restructuring charges of $4.2 million related to the Huron operations consolidation in March 2016.

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission firm reservation revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

The following operational information presents detailed liquid and natural gas operational information to assist in the understanding of the Company’s consolidated operations. The operational information in the table below presents an average realized price ($/Mcfe), which is based on EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted operating revenues should not be considered as an alternative to EQT Corporation total operating revenues as reported in the Statements of Consolidated (Loss) Income, the most directly comparable GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of EQT Production adjusted operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
in thousands (unless noted)	2016	2015	%	2016	2015	%
NATURAL GAS
Sales volume (MMcf)	167,741	133,469	25.7	333,015	264,376	26.0
NYMEX price ($/MMBtu) (a)	$1.95	$2.64	(26.1)	$2.02	$2.81	(28.1)
Btu uplift	$0.16	$0.23	(30.4)	$0.17	$0.25	(32.0)
Natural gas price ($/Mcf)	$2.11	$2.87	(26.5)	$2.19	$3.06	(28.4)

Basis ($/Mcf) (b)	$(0.75)	$(0.96)	(21.9)	$(0.58)	$(0.37)	56.8
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.04)	(0.02)	100.0	0.08	(0.04)	(300.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.79)	$(0.98)	(19.4)	$(0.50)	$(0.41)	22.0

Average adjusted price ($/Mcf)	$1.32	$1.89	(30.2)	$1.69	$2.65	(36.2)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.16	0.53	(69.8)	0.14	0.53	(73.6)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.55	0.25	120.0	0.50	0.17	194.1
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.03	$2.67	(24.0)	$2.33	$3.35	(30.4)

Natural gas sales, including cash settled derivatives	$342,561	$357,377	(4.1)	$777,414	$885,874	(12.2)

LIQUIDS
NGLs:
Sales volume (MMcfe) (c)	15,619	12,444	25.5	29,271	25,725	13.8
Sales volume (Mbbls)	2,604	2,074	25.6	4,879	4,288	13.8
Price ($/Bbl)	$15.53	$18.67	(16.8)	$15.23	$21.87	(30.4)
NGL sales	$40,429	$38,719	4.4	$74,304	$93,775	(20.8)
Oil:
Sales volume (MMcfe) (c)	1,188	1,138	4.4	2,197	2,148	2.3
Sales volume (Mbbls)	198	190	4.2	366	358	2.2
Price ($/Bbl)	$35.78	$45.91	(22.1)	$31.28	$41.99	(25.5)
Oil sales	$7,086	$8,706	(18.6)	$11,454	$15,034	(23.8)

Liquids sales	$47,515	$47,425	0.2	$85,758	$108,809	(21.2)

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$390,076	$404,802	(3.6)	$863,172	$994,683	(13.2)
Total sales volume (MMcfe)	184,548	147,051	25.5	364,483	292,249	24.7

Average realized price ($/Mcfe)	$2.11	$2.75	(23.3)	$2.37	$3.40	(30.3)

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $1.95 and $2.64 for the three months ended June 30, 2016 and 2015, respectively, and $2.02 and $2.81 for the six months ended June 30, 2016 and 2015, respectively).

(b)	Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.

(c)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)	Also referred to in this report as EQT Production adjusted operating revenues, a non-GAAP financial measure.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure, to EQT Corporation total operating revenues as reported in the Statements of Consolidated (Loss) Income, its most directly comparable financial measure calculated in accordance with GAAP.

EQT Production adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. EQT Production adjusted operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of certain marketing services.  Management utilizes EQT Production adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement.  EQT Production adjusted operating revenues also excludes "Net marketing services" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Net marketing services" includes both the cost of and recoveries on third-party pipeline capacity not used for EQT Production sales volumes.  Management further believes that EQT Production adjusted operating revenues as presented provides useful information for investors for evaluating period-over-period earnings.

Calculation of EQT Production adjusted operating revenues	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands (unless noted)	2016	2015	2016	2015
EQT Production total operating revenues	$71,962	$388,755	$549,970	$1,032,546
Add back (deduct):
Loss (gain) on derivatives not designated as hedges	234,693	(5,177)	125,698	(49,423)
Net cash settlements received on derivatives not designated as hedges	86,097	32,064	195,229	36,544
Premiums paid for derivatives that settled during the period	(553)	(1,018)	(1,016)	(2,025)
Net marketing services	(2,123)	(9,822)	(6,709)	(22,959)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$390,076	$404,802	$863,172	$994,683

Total sales volumes (MMcfe)	184,548	147,051	364,483	292,249

Average realized price ($/Mcfe)	$2.11	$2.75	$2.37	$3.40

EQT Production total operating revenues	$71,962	$388,755	$549,970	$1,032,546
EQT Midstream total operating revenues	214,298	192,430	439,027	400,656
Less: intersegment revenues, net	(158,729)	(141,597)	(316,397)	(278,798)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$127,531	$439,588	$672,600	$1,154,404

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	%	2016	2015	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	160,382	122,406	31.0	314,971	243,877	29.2
Other (b)	24,166	24,645	(1.9)	49,512	48,372	2.4
Total production sales volumes (c)	184,548	147,051	25.5	364,483	292,249	24.7

Average daily sales volumes (MMcfe/d)	2,028	1,616	25.5	2,003	1,615	24.0

Average realized price ($/Mcfe)	$2.11	$2.75	(23.3)	$2.37	$3.40	(30.3)

Gathering to EQT Midstream ($/Mcfe)	$0.67	$0.75	(10.7)	$0.68	$0.75	(9.3)
Transmission to EQT Midstream ($/Mcfe)	$0.19	$0.20	(5.0)	$0.19	$0.19	—
Third party gathering and transmission ($/Mcfe)	$0.30	$0.30	—	$0.29	$0.29	—
Processing ($/Mcfe)	$0.16	$0.17	(5.9)	$0.15	$0.17	(11.8)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.10	$0.12	(16.7)	$0.09	$0.12	(25.0)
Production taxes ($/Mcfe)	$0.08	$0.09	(11.1)	$0.07	$0.10	(30.0)
Production depletion ($/Mcfe)	$1.06	$1.16	(8.6)	$1.06	$1.16	(8.6)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$195,293	$170,856	14.3	$387,288	$339,884	13.9
Other DD&A	2,571	2,475	3.9	5,412	4,910	10.2
Total DD&A	$197,864	$173,331	14.2	$392,700	$344,794	13.9

Capital expenditures (thousands)	$237,043	$520,315	(54.4)	$468,656	$1,002,289	(53.2)

FINANCIAL DATA (thousands)

Revenues:
Production sales	$304,532	$373,756	(18.5)	$668,959	$960,164	(30.3)
Net marketing services	2,123	9,822	(78.4)	6,709	22,959	(70.8)
(Loss) gain on derivatives not designated as hedges	(234,693)	5,177	(4,633.4)	(125,698)	49,423	(354.3)
Total operating revenues	71,962	388,755	(81.5)	549,970	1,032,546	(46.7)

Operating expenses:
Gathering	135,064	115,439	17.0	268,401	228,810	17.3
Transmission	78,556	67,210	16.9	153,740	130,653	17.7
Processing	29,082	25,148	15.6	55,097	49,571	11.1
LOE, excluding production taxes	18,290	18,273	0.1	32,708	34,807	(6.0)
Production taxes	14,754	13,219	11.6	27,232	28,041	(2.9)
Exploration	3,591	11,421	(68.6)	6,714	23,965	(72.0)
Selling, general and administrative (SG&A)	38,761	31,600	22.7	68,632	68,696	(0.1)
DD&A	197,864	173,331	14.2	392,700	344,794	13.9
Impairment of long-lived assets	—	—	—	—	4,252	(100.0)
Total operating expenses	515,962	455,641	13.2	1,005,224	913,589	10.0
Operating (loss) income	$(444,000)	$(66,886)	563.8	$(455,254)	$118,957	(482.7)

(a)	Includes Upper Devonian wells.

(b)	Includes 3,842 and 7,795 MMcfe of deep Utica sales volume for the three and six months ended June 30, 2016, respectively.

(c)	NGLs and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

EQT Production’s operating loss totaled $444.0 million for the three months ended June 30, 2016 compared to operating loss of $66.9 million for the three months ended June 30, 2015.  The $377.1 million decrease in operating income was primarily due to losses on derivatives not designated as hedges in the current year, a lower average realized price and increased operating expenses, partly offset by increased sales of produced natural gas.

Total operating revenues were $72.0 million for the three months ended June 30, 2016 compared to $388.8 million for the three months ended June 30, 2015.  The $316.8 million decrease in operating revenues was primarily due to losses on derivatives not designated as hedges in the current year, a 23% decrease in the average realized price and a decrease in net marketing services, partly offset by a 26% increase in production sales volumes in the current year.

The components of average realized price, which includes the effects of cash settled derivatives, are outlined in the table on page 27. The $0.64 per Mcfe decrease in the average realized price for the three months ended June 30, 2016 was primarily due to the decrease in the average NYMEX natural gas price including the impact of cash settled derivatives of $0.83 per Mcf and lower NGL prices, partly offset by an increase in the average natural gas differential of $0.19 per Mcf. The increase in the average differential primarily related to favorable Appalachian Basin basis, partly offset by the unfavorable impact of changes in natural gas prices on sale contracts with fixed differentials to NYMEX and fixed price sale contracts.

Net marketing services includes both the cost of and recoveries on third-party pipeline capacity not used to transport the Company's produced volumes. The $7.7 million decrease in these revenues primarily related to costs, net of recoveries, for the Company's Rockies Express Pipeline capacity contract that started in the third quarter of 2015 and reduced spreads on the Company's Tennessee Gas Pipeline capacity.

The increase in production sales volumes was primarily the result of increased production from the 2014 and 2015 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the three months ended June 30, 2016 included a $234.7 million loss on derivatives not designated as hedges compared to a gain of $5.2 million for the three months ended June 30, 2015. The losses for the three months ended June 30, 2016 primarily related to unfavorable changes in the fair market value of EQT Production’s NYMEX swaps due to an increase in forward NYMEX prices during the second quarter of 2016. EQT Production received $86.1 million and $32.1 million of net cash settlements for derivatives not designated as hedges for the three months ended June 30, 2016 and 2015, respectively. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $516.0 million for the three months ended June 30, 2016 compared to $455.6 million for the three months ended June 30, 2015. The increase in operating expenses was the result of increases in DD&A, gathering expense, transmission expense, SG&A expense, processing expense and production taxes, partly offset by a decrease in exploration expense. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Gathering expenses increased by $12.9 million due to increased affiliate firm capacity and volumetric charges and increased $6.7 million due to increased third-party volumetric charges. Transmission expenses increased by $11.3 million primarily due to increased affiliate volumetric costs and increased third-party costs incurred to move EQT Production’s natural gas out of the Appalachian Basin. However, the per unit gathering and transmission expenses decreased as sales volumes increased more than gathering and transmission expenses. The increase in SG&A expense was primarily due to a $6.6 million increase in legal reserves, a charge of $1.7 million related to the termination of the EQT Corporation Retirement Plan for Employees and a $1.3 million increase to the reserve for uncollectible accounts partly offset by $1.7 million of lower personnel costs. Processing expense increased $3.9 million due to increased production volumes. The increase in production taxes was primarily due to a change in assessment for prior periods and higher production sales volumes in certain jurisdictions subject to these taxes. Exploration expense decreased $7.8 million primarily due to decreased impairments of unproved lease acreage resulting from lease expirations during the second quarter 2016 compared to the second quarter 2015.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

EQT Production’s operating loss totaled $455.3 million for the six months ended June 30, 2016 compared to operating income of $119.0 million for the six months ended June 30, 2015.  The $574.2 million decrease in operating income was primarily due to a lower average realized price, losses on derivatives not designated as hedges in the current year and increased operating expenses, partly offset by increased sales of produced natural gas.

Total operating revenues were $550.0 million for the six months ended June 30, 2016 compared to $1,032.5 million for the six months ended June 30, 2015.  The $482.6 million decrease in operating revenues was primarily due to a 30% decrease in the average realized price, losses on derivatives not designated as hedges in the current year and a decrease in net marketing services, partly offset by a 25% increase in production sales volumes in the current year.

The $1.03 per Mcfe decrease in the average realized price for the six months ended June 30, 2016 was primarily due to the decrease in the average NYMEX natural gas price including the impact of cash settled derivatives of $0.93 per Mcf, lower NGL prices and a decrease in the average natural gas differential of $0.09 per Mcf . The decrease in the average differential primarily related to lower basis, partly offset by favorable cash settled basis swaps. Market prices in the United States Northeast region were significantly lower in the first quarter of 2016 compared to the first quarter of 2015 due to reduced demand attributable to warmer than normal weather conditions. Appalachian Basin basis increased in the second quarter of 2016 compared to the second quarter of 2015, which partly offset the unfavorable changes from the first quarter of 2016 compared to the first quarter of 2015.

Net marketing services includes both the cost of and recoveries on third-party pipeline capacity not used to transport the Company's produced volumes. The $16.3 million decrease in these revenues primarily related to costs, net of recoveries, for the Company's Rockies Express Pipeline capacity contract that started in the third quarter of 2015, reduced spreads on the Company's Tennessee Gas Pipeline capacity and increased storage costs in the current year.

The increase in production sales volumes was primarily the result of increased production from the 2014 and 2015 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the six months ended June 30, 2016 included a $125.7 million loss on derivatives not designated as hedges compared to a gain of $49.4 million for the six months ended June 30, 2015. The losses for the six months ended June 30, 2016 primarily related to unfavorable changes in the fair market value of EQT Production’s NYMEX swaps due to an increase in forward NYMEX prices during the first half of 2016. EQT Production received $195.2 million million and $36.5 million of net cash settlements for derivatives not designated as hedges for the six months ended June 30, 2016 and 2015, respectively. These net cash settlements are included in the average realized price discussion above.

Operating expenses totaled $1,005.2 million for the six months ended June 30, 2016 compared to $913.6 million for the six months ended June 30, 2015. The increase in operating expenses was the result of increases in DD&A and gathering, transmission and processing expenses, partly offset by decreases in exploration expense, impairment of long-lived assets, LOE and production taxes. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Gathering expenses increased by $27.8 million due to increased affiliate firm capacity and volumetric costs and increased $11.8 million due to increased third-party volumetric costs. Transmission expenses increased by $23.1 million primarily due to increased affiliate volumetric costs and increased third-party costs incurred to move EQT Production’s natural gas out of the Appalachian Basin. However, the per unit gathering expenses decreased as sales volumes increased more than gathering expenses. Processing expense increased $5.5 million consistent with the Company's production volume growth. Exploration expense decreased $17.3 million primarily due to decreased impairments of unproved lease acreage resulting from lease expirations during the first half of 2016 compared to the first half of 2015. Impairment of long-lived assets decreased due to a proved property impairment of the Utica Shale in Ohio of $4.3 million incurred during the first half of 2015. The decrease in LOE of $2.1 million was primarily due to decreased salt water disposal costs as a result of increased recycling in the Marcellus Shale. The decrease in production taxes was primarily driven by lower property taxes due to a change in assessment for prior periods in the first six months of 2015. SG&A expense was flat year over year but included various offsetting items, including $5.8 million of increased legal reserves, $2.0 million of costs related to the consolidation of the Company's Huron operations, a $1.8 million increase to the reserve for uncollectible accounts and a charge of $1.7 million related to the termination of the EQT Corporation Retirement Plan for Employees incurred during the first half of 2016. This was offset by $6.8 million for drilling program reduction charges in the Permian and Huron Basins including rig release penalties incurred during the first half of 2015 and decreased professional services costs and personnel costs incurred during the first half of 2016.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	%	2016	2015	%
OPERATIONAL DATA
Operating revenues (thousands):
Gathering
Firm reservation fee revenues	$84,849	$68,290	24.2	$168,145	$126,664	32.7
Volumetric based fee revenues:
Usage fees under firm contracts (a)	11,103	7,203	54.1	21,856	16,752	30.5
Usage fees under interruptible contracts	40,458	47,837	(15.4)	83,363	108,853	(23.4)
Total volumetric based fee revenues	51,561	55,040	(6.3)	105,219	125,605	(16.2)
Total gathering revenues	$136,410	$123,330	10.6	$273,364	$252,269	8.4

Transmission
Firm reservation fee revenues	$53,329	$50,091	6.5	$116,670	$111,945	4.2
Volumetric based fee revenues:
Usage fees under firm contracts (a)	14,109	10,002	41.1	27,333	18,577	47.1
Usage fees under interruptible contracts	2,278	990	130.1	4,874	2,525	93.0
Total volumetric based fee revenues	16,387	10,992	49.1	32,207	21,102	52.6
Total transmission revenues	$69,716	$61,083	14.1	$148,877	$133,047	11.9

Storage, marketing and other revenues	8,172	8,017	1.9	16,786	15,340	9.4
Total operating revenues	$214,298	$192,430	11.4	$439,027	$400,656	9.6

Gathered volumes (BBtu per day):
Firm reservation	1,532	1,136	34.9	1,478	1,052	40.5
Volumetric based services (b)	862	870	(0.9)	881	978	(9.9)
Total gathered volumes	2,394	2,006	19.3	2,359	2,030	16.2

Gathering and compression expense ($/MMBtu)	$0.10	$0.13	(23.1)	$0.10	$0.12	(16.7)

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	1,486	1,825	(18.6)	1,554	1,924	(19.2)
Volumetric based services (b)	570	257	121.8	528	236	123.7
Total transmission pipeline throughput	2,056	2,082	(1.2)	2,082	2,160	(3.6)

Average contracted firm transmission reservation commitments (BBtu per day)	2,386	2,362	1.0	2,703	2,655	1.8

Capital expenditures (thousands)	$201,211	$164,542	22.3	$342,131	$237,117	44.3

FINANCIAL DATA (thousands)
Total operating revenues	$214,298	$192,430	11.4	$439,027	$400,656	9.6
Operating expenses:
Operation and maintenance (O&M)	29,487	34,894	(15.5)	61,295	64,708	(5.3)
SG&A	33,605	25,951	29.5	58,334	51,429	13.4
DD&A	26,678	23,393	14.0	53,011	46,588	13.8
Total operating expenses	89,770	84,238	6.6	172,640	162,725	6.1
Operating income	$124,528	$108,192	15.1	$266,387	$237,931	12.0

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

EQT Midstream’s operating income totaled $124.5 million for the three months ended June 30, 2016 compared to $108.2 million for the three months ended June 30, 2015. The increase in operating income was primarily the result of increased gathering and transmission operating revenues partly offset by increased operating expenses.

Gathering revenues increased by $13.1 million primarily as a result of higher affiliate volumes gathered for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by increased affiliate production development in the Marcellus Shale, partly offset by reduced affiliate volumes in the Huron shale. EQT Midstream increased firm reservation fee revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees under interruptible contracts was primarily due to affiliates contracting for additional firm capacity and the reduced volumes in the Huron shale.

Transmission revenues increased by $8.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by production development in the Marcellus Shale by affiliate and third party producers, which resulted in higher volumetric based fee revenues and higher revenues from contracted firm capacity. Reduced firm capacity reservation throughput for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 reflected reduced volumes from third party producers. This reduction did not have a significant impact on firm reservation fee revenues.

Total operating expenses increased by $5.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. SG&A expense increased $7.7 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to expense recorded in connection with the termination of the EQT Corporation Retirement Plan for Employees of $7.7 million and $1.2 million of increased allocated expenses from affiliates, partly offset by lower personnel costs. DD&A increased $3.3 million as a result of additional assets placed in-service. O&M expense decreased $5.4 million primarily as a result of a $2.5 million decrease in purchased gas costs relating to lower gas prices and $1.6 million of lower compressor and pipeline operating costs due to timing of expenses.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

EQT Midstream’s operating income totaled $266.4 million for the six months ended June 30, 2016 compared to $237.9 million for the six months ended June 30, 2015. The increase in operating income was the result of increased gathering and transmission and storage, marketing and other operating revenues partly offset by increased operating expenses.

Gathering revenues increased by $21.1 million primarily as a result of higher affiliate volumes gathered for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by production development in the Marcellus Shale partly offset by reduced volumes in the Huron shale. EQT Midstream increased firm reservation fee revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity and the reduced volumes in the Huron shale.

Transmission revenues increased by $15.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by production development in Marcellus Shale by affiliate and third party producers which resulted in higher usage fees under firm and interruptible contracts and higher contracted firm capacity. Reduced firm capacity reservation throughput for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflected reduced volumes from third party producers. This reduction did not have a significant impact on firm reservation fee revenues.

Total operating expenses increased by $9.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. SG&A expense increased $6.9 million as compared to the six months ended June 30, 2015 due to $7.7 million of expense recorded in connection with the termination of the EQT Corporation Retirement Plan for Employees and increased allocated expenses from affiliates, partly offset by $1.9 million related to the impairment of certain expiring right of way options in 2015. DD&A increased $6.4 million as a result of additional assets placed in-service. O&M expense decreased $3.4 million primarily as a result of a $3.0 million decrease in purchased gas costs relating to lower gas prices and lower property taxes partly offset by $1.9 million of expense relating to the consolidation of the Company’s Huron operations.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves of, natural gas and NGLs as well as gathering and transmission revenues from third parties, which represented 12% of the Company's consolidated revenues for the six months ended June 30, 2016. Despite the continued depressed price environment for natural gas and NGLs, the Company believes the long-term outlook for its business is favorable due to the Company’s large resource base, low cost structure, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

Total capital investment by EQT in 2016, excluding acquisitions, is expected to be approximately $1.8 billion (including EQM). The Company plans to accelerate its drilling program for the second half of 2016 by spudding an additional 63 wells - 33 Pennsylvania Marcellus wells and 30 Upper Devonian wells for a total of 140 gross wells, including 135 Marcellus and Upper Devonian wells and 5 deep Utica wells. The 2016 capital expenditure forecast, excluding acquisitions and EQM capital investments, of $1.0 billion is unchanged, as lower costs per well offset the costs of increased activity. Estimated sales volumes are expected to be 730 - 740 Bcfe, for an anticipated production sales volume growth of approximately 22% in 2016, while NGL volumes are expected to be 11,000 - 11,500 Mbbls. To support continued growth in production, the Company plans to invest approximately $800 million on midstream infrastructure in 2016, primarily through EQM.

The market prices for natural gas and NGLs were depressed throughout 2015 and the first half of 2016. The market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. Low prices may signal a need to reduce capital spending or record non-cash impairments in the book value of the Company’s gas properties and midstream assets or make downward adjustments to the Company’s estimated proved reserves. Any such impairment and/or downward adjustment to the Company’s estimated reserves could potentially be material to the Company. A decline in the average five-year forward realized prices in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at June 30, 2016.

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

Although the Company completed the Statoil acquisition on July 8, 2016, the Company continues to pursue transactions that would add to its Marcellus and Utica positions.  The Company would consider purchasing assets or companies with assets of various sizes within those positions. The Company is evaluating a number of potential asset packages and transactions and is in discussions with a number of potential sellers.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically monetizes its asset base and prudently pursues investment opportunities, all while maintaining a strong balance sheet with solid cash flow. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into its highest value development opportunities.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the six months ended June 30, 2016 were proceeds from the public offerings of EQT common stock and cash flows from operating activities, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $493.4 million for the six months ended June 30, 2016 compared to $656.0 million for the six months ended June 30, 2015.  The $162.6 million decrease in cash flows provided by operating activities was primarily the result of a 30% lower average realized price on natural gas and NGL sales, partially offset by a 25% increase in production sales volume, a decrease in cash paid for income taxes and increased gathering and transmission revenues.

While the Company is unable to predict future movements in the market price for commodities, current prices are lower than average 2015 levels. If the current low price trend continues, this trend will negatively impact the Company's cash flows from operating activities.

Investing Activities

Net cash flows used in investing activities totaled $859.9 million for the six months ended June 30, 2016 compared to $1,366.9 million for the six months ended June 30, 2015. The $507.0 million decrease was primarily due to a decrease in capital expenditures of $499.3 million, a decrease in capital contributions made to Mountain Valley Pipeline, LLC (MVP Joint Venture) of $5.2 million, and the sale of an interest in the MVP Joint Venture of $12.5 million in the second quarter of 2016, partially offset by a cash deposit made during the second quarter of 2016 for the Statoil acquisition of $10.0 million. The decrease in capital expenditures in 2016 compared to 2015 was primarily the result of a decrease in well development and acreage acquisition expenditures. The decrease in well development capital expenditures was primarily due to a reduction in the drilling and completions program activity over the last twelve months.

On July 8, 2016, the Company acquired approximately 62,500 net acres primarily in Wetzel, Tyler, and Harrison Counties of West Virginia, from Statoil USA Onshore Properties, Inc. (Statoil) in exchange for cash of approximately $407.0 million, subject to post-closing purchase price adjustments. The acreage includes current natural gas production of approximately 50 MMcfe per day. The acquisition also includes drilling rights on an estimated 53,000 net acres that are undeveloped and prospective for the deep Utica.

The Company spud 44 gross wells in the first half of 2016, including 42 horizontal Marcellus wells and 2 horizontal Utica wells. The Company spud 97 gross wells in the first half of 2015, including 95 horizontal Marcellus and Upper Devonian wells and 2 horizontal Permian Basin wells.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2016 and 2015 included a portion of non-cash stock-based compensation expense and the impact of capital accruals. The capital accrual impact included reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The impact of these non-cash items was $(8.8) million and $(80.0) million for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

Net cash flows provided by financing activities totaled $1,022.2 million for the six months ended June 30, 2016 compared to $1,591.6 million for the six months ended June 30, 2015, a decrease of $569.4 million between periods. During the first half of 2016, the Company received net proceeds of $1,226.0 million from its public offerings of common stock and net proceeds of $217.1 million from EQM's public offerings of common units under the $750 million ATM Program. EQM made $299.0 million of net credit facility repayments under its credit facility during the first half of 2016. EQM and EQGP also paid distributions to noncontrolling interests of $87.9 million. The Company paid $26.2 million for income tax withholdings related to the vesting of equity awards during the six months ended June 30, 2016. Under the Company’s share-based incentive awards, the Company regularly withholds shares or accepts surrendered shares from Company employees holding incentive compensation awards in satisfaction of the income tax withholding obligations with respect to settlement of the awards.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended ended June 30, 2015, EQM received net proceeds of $696.6 million from its public offering of common units and $312.0 million from increased net borrowings on its credit facility, and paid distributions to noncontrolling interests of $52.7 million. The Company also received net proceeds of $674.4 million from EQGP's IPO and paid $44.9 million for income tax withholdings related to the vesting or exercise of equity awards during the six months ended June 30, 2015.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements and contractual and legal restrictions and other factors.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at June 30, 2016.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit); collateral requirements under derivative instruments, pipeline capacity contracts, joint venture arrangements, and subsidiary construction contracts; and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at June 30, 2016.  Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit); collateral requirements under joint venture arrangements and construction contracts; and access to the credit markets.

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

The Company has a $1.5 billion credit facility that expires in February 2019, and the Company had no amounts outstanding under the facility as of June 30, 2016. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of June 30, 2016, the Company was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM has a $750 million credit facility that expires in February 2019, and EQM had no outstanding borrowings under the facility as of June 30, 2016. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of June 30, 2016, EQM was in compliance with all debt provisions and covenants.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of July 28, 2016.

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

As of July 26, 2016, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2016 through 2018 were:

NYMEX Swaps	2016 (a)(b)	2017 (b)(c)	2018 (b)(c)
Total Volume (Bcf)	156	229	103
Average Price per Mcf (NYMEX) (d)	$3.61	$3.31	$3.13
Collars
Total Volume (Bcf)	—	17	—
Average Floor Price per Mcf (NYMEX) (d)	$—	$2.98	$—
Average Cap Price per Mcf (NYMEX) (d)	$—	$3.92	$—

(a)     July through December 31.
(b)     The Company also sold calendar year 2016, 2017 and 2018 calls for approximately 11 Bcf, 32 Bcf and 16 Bcf at strike prices of $3.65 per Mcf, $3.53 per Mcf and $3.50 per Mcf, respectively.

(c)	For 2017 and 2018, the Company sold puts for approximately 3 Bcf at a strike price of $2.63 per Mcf.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery, which are included in average differential on the Company's Price Reconciliation. The Company has fixed price physical sales for the remainder of 2016 and 2017 of 20 Bcf and 21 Bcf at average prices of $3.00 per Mcf and $2.95 per Mcf, respectively. For 2016 through 2018, the Company has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. For 2018, the Company has a natural gas sales agreement for approximately 7 Bcf per year that includes a NYMEX floor price of $2.16 per Mcf and a ceiling price of $4.47 per Mcf. The Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGL exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, EQM had issued a $91 million performance guarantee (the Initial Guarantee) in connection with the obligations of MVP Holdco, LLC (MVP Holdco) to fund its proportionate share of the construction budget for the MVP. Upon the Federal Energy Regulatory Commission’s initial release to begin construction of the MVP, the Initial Guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by an affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

Dividend

On July 13, 2016, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable September 1, 2016, to the Company’s shareholders of record at the close of business on August 12, 2016.

On July 26, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the second quarter of 2016 of $0.15 per common unit, or approximately $39.9 million.  The distribution will be paid on August 22, 2016 to unitholders of record, including the Company, at the close of business on August 5, 2016.

On July 26, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2016 of $0.78 per common unit. The cash distribution will be paid on August 12, 2016 to unitholders of record, including EQGP, at the close of business on August 5, 2016. Based on the 80,581,758 EQM common units outstanding on July 28, 2016, the aggregate cash distributions by EQM to EQGP would be approximately $40.8 million consisting of: $17.0 million in respect of its limited partner interest, $1.6 million in respect of its general partner interest and $22.2 million in respect of its incentive distribution rights. The distributions to EQGP in respect of its general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2016 distribution.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs. The market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. Prolonged low, and/or significant or extended declines in, natural gas and NGL prices could adversely affect, among other things, the Company’s development plans, which could decrease the pace of development and the level of the Company’s reserves. Such changes or similar impacts on third party shippers on the Company's midstream assets could also impact the Company’s revenues, earnings or liquidity and could result in a material non-cash impairment in the recorded value of the Company’s property, plant and equipment.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production, portions of forecasted purchases and sales and portions of its basis exposure covering approximately 656 Bcf of natural gas and 548 Mbbls of NGLs as of June 30, 2016, and 664 Bcf of natural gas as of December 31, 2015. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2016 and December 31, 2015 levels would have increased the fair value of natural gas derivative instruments by approximately $158.1 million and $137.1 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the June 30, 2016 and December 31, 2015 levels would have decreased the fair value of natural gas derivative instruments by approximately $160.4 million and $138.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2016 and December 31, 2015. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Approximately 55%, or $136.6 million, of the Company’s OTC derivative contracts outstanding at June 30, 2016 had a positive fair value. Approximately 95%, or $417.4 million, of the Company’s OTC derivative contracts outstanding at December 31, 2015 had a positive fair value.

As of June 30, 2016, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of June 30, 2016, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of June 30, 2016, EQM had no borrowings or letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2016:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 2016 (April 1 – April 30)	—	$—	—	700,000
May 2016 (May 1 – May 31)	2,388	69.85	—	700,000
June 2016 (June 1 – June 30)	—	—	—	700,000
Total	2,388	$69.85	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of June 30, 2016, the Company had repurchased 300,000 shares under this authorization since its inception.

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
 Date:  July 28, 2016

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