Form 10-Q
period 2016-09-30
EQT Corp
filed 2016-10-27
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of September 30, 2016, 172,758 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$403,939	$365,940	$1,072,898	$1,326,104
Pipeline and marketing services	59,431	56,775	188,770	203,164
Gain (loss) on derivatives not designated as hedges	93,356	161,263	(32,342)	209,114
Total operating revenues	556,726	583,978	1,229,326	1,738,382

Operating expenses:
Transportation and processing	89,883	71,996	251,283	207,129
Operation and maintenance	31,185	32,385	91,921	92,693
Production	26,058	32,505	85,998	95,353
Exploration	2,671	8,177	9,385	32,153
Selling, general and administrative	61,384	60,633	196,625	189,163
Depreciation, depletion and amortization	237,088	208,227	682,948	599,791
Impairment of long-lived assets	—	—	—	4,252
Total operating expenses	448,269	413,923	1,318,160	1,220,534

Operating income (loss)	108,457	170,055	(88,834)	517,848

Other income	10,715	2,661	23,199	6,289
Interest expense	35,984	36,547	108,469	110,596
Income (loss) before income taxes	83,188	136,169	(174,104)	413,541
Income tax expense (benefit)	13,084	35,936	(151,826)	28,393
Net income (loss)	70,104	100,233	(22,278)	385,148
Less: Net income attributable to noncontrolling interests	78,120	59,446	238,747	165,398
Net (loss) income attributable to EQT Corporation	$(8,016)	$40,787	$(261,025)	$219,750

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	172,867	152,551	165,197	152,326
Net (loss) income	$(0.05)	$0.27	$(1.58)	$1.44
Diluted:
Weighted average common stock outstanding	172,867	152,854	165,197	152,789
Net (loss) income	$(0.05)	$0.27	$(1.58)	$1.44
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Net income (loss)	$70,104	$100,233	$(22,278)	$385,148

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(9,894), $(26,093), $(28,934), and $(81,279)	(14,740)	(39,346)	(43,104)	(122,678)
Interest rate, net of tax expense of $26, $25, $78, and $75	36	36	108	108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $52, $127, $6,287, and $382	82	202	9,917	606
Other comprehensive loss	(14,622)	(39,108)	(33,079)	(121,964)
Comprehensive income (loss)	55,482	61,125	(55,357)	263,184
Less: Comprehensive income attributable to noncontrolling interests	78,120	59,446	238,747	165,398
Comprehensive (loss) income attributable to EQT Corporation	$(22,638)	$1,679	$(294,104)	$97,786

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(22,278)	$385,148
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	(145,739)	(78,958)
Depreciation, depletion and amortization	682,948	599,791
Asset and lease impairments	5,498	35,004
Provision for losses on (recoveries of) accounts receivable	1,165	(2,262)
Other income	(23,199)	(6,276)
Stock-based compensation expense	34,551	41,622
Loss (gain) on derivatives not designated as hedges	32,342	(209,114)
Cash settlements received on derivatives not designated as hedges	222,516	70,874
Pension settlement charge	9,403	—
Changes in other assets and liabilities:
Excess tax benefits on stock-based compensation	—	(21,176)
Accounts receivable	(11,521)	161,118
Accounts payable	(12,916)	(84,262)
Other items, net	(5,071)	8,709
Net cash provided by operating activities	767,699	900,218

Cash flows from investing activities:
Capital expenditures	(1,193,321)	(1,899,338)
Consideration paid for Statoil acquisition	(412,348)	—
Capital contributions to Mountain Valley Pipeline, LLC	(76,297)	(84,182)
Sales of interests in Mountain Valley Pipeline, LLC	12,533	8,344
Net cash used in investing activities	(1,669,433)	(1,975,176)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	1,225,999	—
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	217,102	758,812
Proceeds from the sale of common units of EQT GP Holdings, LP, net of sale costs	—	674,010
Increase in borrowings on EQT Midstream Partners, LP credit facility	430,000	561,500
Repayment of borrowings on EQT Midstream Partners, LP credit facility	(638,000)	(211,500)
Dividends paid	(14,966)	(13,725)
Distributions to noncontrolling interests	(137,719)	(85,218)
Repayments and retirements of long-term debt	—	(9,004)
Proceeds and excess tax benefits from awards under employee compensation plans	2,040	35,196
Cash paid for taxes related to net settlement of share-based incentive awards	(26,517)	(46,492)
Repurchase of common stock	(23)	(3,375)
Net cash provided by financing activities	1,057,916	1,660,204
Net change in cash and cash equivalents	156,182	585,246
Cash and cash equivalents at beginning of period	1,601,232	1,077,429
Cash and cash equivalents at end of period	$1,757,414	$1,662,675

Cash paid during the period for:
Interest, net of amount capitalized	$88,281	$87,661
Income taxes, net	$1,294	$100,987

Non-cash activity during the period for:
Increase in Mountain Valley Pipeline, LLC investment/payable for capital contributions	$13,095	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$1,757,414	$1,601,232
Accounts receivable (less accumulated provision for doubtful accounts: $4,231 at September 30, 2016 and $3,018 at December 31, 2015)	189,416	176,957
Derivative instruments, at fair value	134,698	417,397
Prepaid expenses and other	64,541	55,433
Total current assets	2,146,069	2,251,019

Property, plant and equipment	17,238,045	15,635,549
Less: accumulated depreciation and depletion	4,830,265	4,163,528
Net property, plant and equipment	12,407,780	11,472,021

Investment in nonconsolidated entity	160,326	77,025
Other assets	175,809	176,107
Total assets	$14,889,984	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
	(Thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility borrowings	$91,000	$299,000
Accounts payable	264,782	291,550
Derivative instruments, at fair value	67,871	23,434
Other current liabilities	194,973	181,835
Total current liabilities	618,626	795,819

Long-term debt	2,796,759	2,793,343
Deferred income taxes	1,817,894	1,972,170
Other liabilities and credits	382,426	386,798
Total liabilities	5,615,705	5,948,130

Equity:
Stockholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 177,897 at September 30, 2016 and 158,347 at December 31, 2015	3,418,979	2,153,280
Treasury stock, shares at cost: 5,139 at September 30, 2016 (including 226 held in rabbi trust) and 5,793 at December 31, 2015 (including 292 held in rabbi trust)	(92,275)	(104,079)
Retained earnings	2,706,221	2,982,212
Accumulated other comprehensive income	13,299	46,378
Total common stockholders’ equity	6,046,224	5,077,791
Noncontrolling interests in consolidated subsidiaries	3,228,055	2,950,251
Total equity	9,274,279	8,028,042
Total liabilities and equity	$14,889,984	$13,976,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2015	151,596	$1,466,192	$2,917,129	$199,494	$1,790,248	$6,373,063
Comprehensive income (net of tax):
Net income			219,750		165,398	385,148
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(81,279)				(122,678)		(122,678)
Interest rate, net of tax expense of $75				108		108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $382				606		606
Dividends ($0.09 per share)			(13,725)			(13,725)
Stock-based compensation plans, net	982	54,238			796	55,034
Distributions to noncontrolling interests ($1.83 and $0.04739 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(85,218)	(85,218)
Issuance of common units of EQT Midstream Partners, LP					758,812	758,812
Sale of common units of EQT GP Holdings, LP					674,010	674,010
Changes in ownership of consolidated subsidiary, net		453,778			(723,290)	(269,512)
Repurchase and retirement of common stock	(38)	(1,597)	(1,778)			(3,375)
Balance, September 30, 2015	152,540	$1,972,611	$3,121,376	$77,530	$2,580,756	$7,752,273

Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net (loss) income			(261,025)		238,747	(22,278)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(28,934)				(43,104)		(43,104)
Interest rate, net of tax expense of $78				108		108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6,287				9,917		9,917
Dividends ($0.09 per share)			(14,966)			(14,966)
Stock-based compensation plans, net	654	26,211			161	26,372
Distributions to noncontrolling interests ($2.235 and $0.406 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(137,719)	(137,719)
Issuance of common shares of EQT Corporation	19,550	1,225,999				1,225,999
Issuance of common units of EQT Midstream Partners, LP					217,102	217,102
Changes in ownership of consolidated subsidiaries		25,293			(40,487)	(15,194)
Balance, September 30, 2016	172,758	$3,326,704	$2,706,221	$13,299	$3,228,055	$9,274,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2016 and December 31, 2015, the results of its operations for the three and nine month periods ended September 30, 2016 and 2015 and its cash flows for the nine month periods ended September 30, 2016 and 2015.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

On May 2, 2016, the Company entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (the Underwriters), under which the Company sold to the Underwriters 10,500,000 shares of the Company's common stock, no par value (common stock), at a price to the public of $67.00 per share (the May Offering). On May 3, 2016, the Underwriters exercised their option within the Underwriting Agreement to purchase an additional 1,575,000 shares of common stock on the same terms. The May Offering closed on May 6, 2016, and the Company received net proceeds of approximately $795.6 million after deducting underwriting discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the May Offering to fund the Statoil Acquisition discussed in Note N, and intends to use the remainder to fund the acquisitions discussed in Note O and for general corporate purposes.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (Goldman) under which the Company sold to Goldman 6,500,000 shares of common stock, at a price to the public of $58.50 per share (the February Offering). On February 22, 2016, Goldman exercised its option within the Underwriting Agreement to purchase an additional 975,000 shares of common stock on the same terms. The February Offering closed on February 24, 2016, and the Company received net proceeds of approximately $430.4 million, after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the February Offering for general corporate purposes.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of September 30, 2016, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

On May 15, 2015, EQGP completed an underwritten initial public offering (IPO) of 26,450,000 common units representing limited partner interests in EQGP, which represented 9.9% of EQGP’s outstanding limited partner interests. The Company retained 239,715,000 common units, which represented a 90.1% limited partner interest, and a non-economic general partner interest in EQGP. EQT Gathering Holdings, LLC, an indirect wholly owned subsidiary of the Company, was the selling unitholder and sold all of the EQGP common units in the offering. The IPO resulted in net proceeds to the Company of approximately $674.0 million after deducting the underwriters' discount of approximately $37.5 million and structuring fees of approximately $2.7 million. EQGP did not receive any of the proceeds from, or incur any expenses in connection with, the IPO.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners (i.e., the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) in its financial statements.

On October 25, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2016 of $0.165 per common unit, or approximately $43.9 million.  The distribution will be paid on November 22, 2016 to unitholders of record, including the Company, at the close of business on November 4, 2016.

C.                        EQT Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and other third parties. EQM is consolidated in the Company’s consolidated financial statements. The Company records the noncontrolling interest of the EQM public limited partners (i.e., the EQM limited partner interests not owned by EQGP) in its financial statements.

On March 30, 2015, the Company assigned 100% of the membership interest in MVP Holdco, LLC (MVP Holdco), which at the time was its indirect wholly owned subsidiary, to EQM and received $54.2 million, which represented EQM's reimbursement to EQT of 100% of the capital contributions made by EQT to Mountain Valley Pipeline, LLC (MVP Joint Venture) as of March 30, 2015. As of September 30, 2016, MVP Holdco owned a 45.5% interest (MVP Interest) in the MVP Joint Venture. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of  2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company. The MVP project is subject to Federal Energy Regulatory Commission (FERC) approval. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, and the FERC issued the Notice of Schedule for Environmental Review (NOS) and the Draft Environmental Impact Statement on June 28, 2016 and September 16, 2016, respectively.  Based on the schedule provided in the NOS, the MVP Joint Venture anticipates receiving the certificate in mid-year 2017. The pipeline is targeted to be in-service during the fourth quarter of 2018.

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers, acting as EQM’s sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the second quarter of 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under this program and received net proceeds of $217.1 million after deducting commissions of $2.2 million and other offering expenses of $0.2 million. EQM used the net proceeds for general partnership purposes. In connection with the sales during the second quarter of 2016, the Company recorded a $24.9 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $39.9 million and an increase to deferred tax liability of $15.0 million. No ATM sales occurred during the three months ended September 30, 2016.

On October 25, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2016 of $0.815 per common unit. The cash distribution will be paid on November 14, 2016 to unitholders of record, including EQGP, at the close of business on November 4, 2016. Based on the 80,581,758 EQM common units outstanding on October 27, 2016, the aggregate cash distributions by EQM to EQGP will be approximately $44.3 million consisting of: $17.8 million in respect of its limited partner interest, $1.6 million in respect of its general partner interest and $24.9 million in respect of its IDRs. However, the distributions to EQGP in respect of its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2016 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.        Equity in Nonconsolidated Investments

The Company, through its ownership interest in EQM, has a noncontrolling ownership interest in the MVP Joint Venture, a nonconsolidated investment that is accounted for under the equity method of accounting. The following table summarizes the Company's equity in the nonconsolidated investment:

		Interest	Ownership % as of	Equity as of	Equity as of
Investee	Location	Type	September 30, 2016	September 30, 2016	December 31, 2015
				(Thousands)
MVP Joint Venture	USA	Joint	45.5%	$160,326	$77,025

The Company’s ownership share of the earnings for the three months ended September 30, 2016 and 2015 related to the total investments accounted for under the equity method was $2.7 million and $0.7 million, respectively. The Company’s ownership share of the earnings for the nine months ended September 30, 2016 and 2015 related to the total investments accounted for under the equity method was $6.1 million and $1.3 million, respectively. These earnings are reported in other income on the Statements of Consolidated Operations for the periods presented.

The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to: decisions with respect to operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions, require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest.

On January 21, 2016, affiliates of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system (ConEd Transaction). As a result of the ConEd Transaction, EQM’s interest in the MVP Joint Venture decreased by 8.5% to 45.5%, and during the first quarter of 2016 ConEd reimbursed EQM $12.5 million, which represented EQM's proportional capital contributions to the MVP Joint Venture through the date of the transaction. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions made to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of September 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate; EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of September 30, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $251 million, which included the investment balance of $160 million on the Condensed Consolidated Balance Sheet as of September 30, 2016 and amounts which could have become due under the performance guarantee as of that date.

E.     Consolidated Variable Interest Entities

The Company adopted Accounting Standard Update (ASU) No. 2015-02, Consolidation in the first quarter of 2016 and, as a result, EQT determined EQGP and EQM to be variable interest entities. Through EQT's ownership and control of EQGP's general partner and control of EQM's general partner, EQT has the power to direct the activities that most significantly impact their economic performance. In addition, through EQT's general partner interest and limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Therefore, EQT has a controlling financial interest in EQGP and EQM, is the primary beneficiary of EQGP and EQM and consolidates EQGP and EQM.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The risks associated with the operations of EQGP and EQM are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2015 and Quarterly Reports on Form 10-Q for the quarter ended September 30, 2016. See further discussion of the impact that EQT's involvement in EQGP and EQM have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2015, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. See Notes B and C for further discussion of EQGP and EQM, respectively.

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of September 30, 2016 and December 31, 2015.

Classification	September 30, 2016	December 31, 2015
	(Thousands)
Assets:
Cash and cash equivalents	$263	$350,815
Accounts receivable	14,752	17,131
Prepaid expenses and other	2,880	2,111
Property, plant and equipment, net	2,429,448	1,969,993
Other assets	180,447	91,975
Liabilities:
Accounts payable	$71,600	$35,909
Credit facility borrowings	91,000	299,000
Other current liabilities	23,641	15,722
Long-term debt	493,978	493,401
Other liabilities and credits	8,910	7,834

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three and nine months ended September 30, 2016 and 2015, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Operating revenues	$170,836	$148,789	$523,441	$448,213
Operating expenses	(50,061)	(46,212)	(147,916)	(132,526)
Other income (expenses)	5,219	(8,797)	2,568	(55,387)
Net income	$125,994	$93,780	$378,093	$260,300

Net cash provided by operating activities	$100,951	$79,719	$368,377	$318,821
Net cash used in investing activities	$(190,172)	(125,829)	$(494,130)	(891,712)
Net cash provided by (used in) financing activities	$5,128	$46,342	$(224,799)	$402,842

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

Three Months Ended September 30, 2016	EQT Production	EQT Midstream	Intersegment Eliminations	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$403,939	$—	$—	$403,939
Pipeline and marketing services	5,251	214,335	(160,155)	59,431
Gain on derivatives not designated as hedges	93,356	—	—	93,356
Total operating revenues	$502,546	$214,335	$(160,155)	$556,726

Three Months Ended September 30, 2015	EQT Production (a)	EQT Midstream	Intersegment Eliminations (a)	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$365,940	$—	$—	$365,940
Pipeline and marketing services	4,886	197,774	(145,885)	56,775
Gain on derivatives not designated as hedges	160,458	805	—	161,263
Total operating revenues	$531,284	$198,579	$(145,885)	$583,978

Nine Months Ended September 30, 2016	EQT Production	EQT Midstream	Intersegment Eliminations	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$1,072,898	$—	$—	$1,072,898
Pipeline and marketing services	11,960	653,362	(476,552)	188,770
Loss on derivatives not designated as hedges	(32,342)	—	—	(32,342)
Total operating revenues	$1,052,516	$653,362	$(476,552)	$1,229,326

Nine Months Ended September 30, 2015	EQT Production (a)	EQT Midstream	Intersegment Eliminations (a)	EQT Corporation
Revenues:
Sales of natural gas, oil and NGLs	$1,326,104	$—	$—	$1,326,104
Pipeline and marketing services	27,845	600,002	(424,683)	203,164
Gain (loss) on derivatives not designated as hedges	209,881	(767)	—	209,114
Total operating revenues	$1,563,830	$599,235	$(424,683)	$1,738,382

(a)
For the three and nine months ended September 30, 2016,  EQT Production presented affiliated gathering and transmission costs as operating expenses for consistency with the presentation of third-party costs.  Historically, these affiliated costs have been presented as revenue deductions.  Certain previously reported amounts have been reclassified to conform with current year presentation.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Operating income (loss):
EQT Production	$(22,010)	$56,360	$(477,264)	$175,317
EQT Midstream	132,727	113,010	399,114	350,942
Unallocated expenses (b)	(2,260)	685	(10,684)	(8,411)
Total operating income (loss)	$108,457	$170,055	$(88,834)	$517,848

(b)	Unallocated expenses consist primarily of incentive compensation expense and administrative costs.

Reconciliation of operating income (loss) to net income (loss):

Total operating income (loss)	$108,457	$170,055	$(88,834)	$517,848
Other income	10,715	2,661	23,199	6,289
Interest expense	35,984	36,547	108,469	110,596
Income tax expense (benefit)	13,084	35,936	(151,826)	28,393
Net income (loss)	$70,104	$100,233	$(22,278)	$385,148

	As of September 30, 2016	As of December 31, 2015
	(Thousands)
Segment assets:
EQT Production	$9,222,067	$8,995,853
EQT Midstream	3,753,924	3,226,138
Total operating segments	12,975,991	12,221,991
Headquarters assets, including cash and short-term investments	1,913,993	1,754,181
Total assets	$14,889,984	$13,976,172

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$210,066	$184,277	$602,766	$529,071
EQT Midstream	26,937	23,830	79,948	70,417
Other	85	120	234	303
Total	$237,088	$208,227	$682,948	$599,791

Expenditures for segment assets (c):
EQT Production (d)	$621,377	$451,358	$1,090,033	$1,453,647
EQT Midstream	171,645	130,902	513,776	368,019
Other	857	437	3,045	2,046
Total	$793,879	$582,697	$1,606,854	$1,823,712

(c)	Includes the capitalized portion of non-cash stock-based compensation expense and the impact of capital accruals.

(d)
Expenditures for segment assets in the EQT Production segment include $448.7 million and $41.8 million for property acquisitions during the three months ended September 30, 2016 and 2015, respectively, and $516.8 million and $180.9 million for property acquisitions during the nine months ended September 30, 2016 and 2015, respectively.

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

The accounting for the changes in fair value of the Company’s derivative instruments depends on the use of the derivative instruments.  To the extent that a derivative instrument had been designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of accumulated other comprehensive income (OCI), net of tax, and is subsequently reclassified into the Statements of Consolidated Operations in the same period or periods during which the forecasted transaction affects earnings. As a result of the discontinuance of cash flow hedge accounting, beginning in 2015, all changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Consolidated Operations.

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of September 30, 2016 and December 31, 2015, the Company deferred net gains of $21.7 million and $64.8 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. Effective December 31, 2014, the Company elected to de-designate all cash flow hedges and discontinue the use of cash flow hedge accounting. As of September 30, 2016 and December 31, 2015, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated OCI will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. The Company estimates that approximately $15.6 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of September 30, 2016 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into sales of natural gas, oil and NGLs (effective portion)	$14,740	$39,346	$43,104	$122,678

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(108)	$(108)

Derivatives not designated as hedging instruments
Amount recognized in gain (loss) on derivatives not designated as hedges	$93,356	$161,263	$(32,342)	$209,114

The absolute quantities of the Company’s derivative commodity instruments totaled 677 Bcf and 676 Bcf as of September 30, 2016 and December 31, 2015, respectively, and were primarily related to natural gas swaps, basis swaps and collars. The open natural gas positions at September 30, 2016 and December 31, 2015 had maturities extending through December 2020 and December 2019, respectively. The Company also had 913 Mbbls of propane swaps as of September 30, 2016, which had maturities extending through December 2018.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of September 30, 2016 and December 31, 2015.

As of September 30, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$134,698	$(63,823)	$—	$70,875

Liability derivatives:
Derivative instruments, at fair value	$67,871	$(63,823)	$—	$4,048

As of December 31, 2015	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$417,397	$(19,909)	$—	$397,488

Liability derivatives:
Derivative instruments, at fair value	$23,434	$(19,909)	$—	$3,525

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Services (Moody’s) are lowered below investment grade, additional collateral may be required to be deposited with the counterparty.  The additional collateral can be up to 100% of the derivative liability.  As of September 30, 2016, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $8.0 million, for which the Company had no collateral posted on September 30, 2016.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on September 30, 2016, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties.  Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at September 30, 2016.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. Having a non-investment grade rating would result in greater borrowing costs and collateral requirements than would be available if all credit ratings were investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Assets and liabilities in Level 2 primarily include the Company’s swap and collar agreements. There were no transfers between Levels 1, 2 and 3 during the periods presented. The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer.

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

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$134,698	$—	$134,698	$—

Liabilities
Derivative instruments, at fair value	$67,871	$—	$67,871	$—

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	As of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$417,397	$—	$417,397	$—

Liabilities
Derivative instruments, at fair value	$23,434	$—	$23,434	$—

The carrying value of cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of borrowings under EQM’s credit facility approximates fair value as the interest rates are based on prevailing market rates.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.1 billion at September 30, 2016 and $2.8 billion at December 31, 2015. The carrying value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $2.8 billion at September 30, 2016 and December 31, 2015.

I.                       Income Taxes

Prior to 2016, the Company had historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring items) for the reporting period. The Company determined that the historical method would not provide a reliable estimate for the nine month period ended September 30, 2016, as small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. As a consequence, the Company used a discrete effective tax rate method to calculate taxes for the nine month period ended September 30, 2016.

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

The Company’s effective income tax rate for the nine months ended September 30, 2016 was 87.2%, compared to 6.9% for the nine months ended September 30, 2015. The effective income tax rate for the nine months ended September 30, 2016 was higher than the U.S. federal statutory rate of 35% primarily driven by the effect of income allocated to the noncontrolling limited partners of EQGP and EQM. Due to the Company's consolidated pretax loss for the nine months ended September 30, 2016, primarily caused by lower realized commodity prices and losses on derivatives not designated as hedges at the EQT Production segment, EQGP's income allocated to the noncontrolling limited partners increased the effective income tax rate for the period. The increase in the effective income tax rate was also partly attributable to the tax benefit generated from a pre-tax loss on state income tax paying entities.

Excluding the impact of the Internal Revenue Service (IRS) guidance received by the Company (discussed below), the effective income tax rate for the nine months ended September 30, 2015 was 15.5%. The effective income tax rate differed from the U.S. federal statutory rate of 35% primarily as a result of income allocated to the noncontrolling limited partners of EQGP and EQM, a state income tax benefit as a result of lower pre-tax income on state tax paying entities and increased tax credits recorded in 2015. Noncontrolling limited partners income increased in 2015 primarily as a result of higher net income at EQM and increased noncontrolling interests as a result of sales of EQGP and EQM limited partner interests to the public.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company’s income tax expense was lower for the three and nine months ended September 30, 2015 due to a $35.5 million tax benefit recorded in connection with IRS guidance received by the Company in 2015 regarding the Company’s sale of Equitable Gas Company, LLC, a regulated entity, in 2013. The transaction included a partial like-kind exchange of assets that resulted in tax deferral for the Company. However, in order to be in compliance with the normalization rules of the Internal Revenue Code, the IRS guidance held that the deferred tax liability associated with the exchanged regulatory assets should not be considered for ratemaking purposes. As a result, during the second quarter of 2015, the Company recorded a regulatory asset equal to the taxes deferred from the exchange and an associated income tax benefit. The regulatory asset and deferred tax benefit will reverse during the fourth quarter of 2016 as a result of the disposal of certain regulated assets as part of the October 2016 Sale discussed in Note O.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended September 30, 2016.  The Company believes that it is appropriately reserved for uncertain tax positions.

J.                       Revolving Credit Facilities

The Company has a $1.5 billion unsecured revolving credit facility that expires in February 2019. The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of September 30, 2016 or December 31, 2015 or at any time during the three and nine months ended September 30, 2016 and 2015.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $91 million of borrowings and no letters of credit outstanding under its revolving credit facility as of September 30, 2016. As of December 31, 2015, EQM had $299 million of borrowings and no letters of credit outstanding under its revolving credit facility. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and nine months ended September 30, 2016 was $91 million and $299 million, respectively. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and nine months ended September 30, 2015 was $404 million for both periods. The average daily balance of loans outstanding under EQM’s credit facility was approximately $34 million and $67 million at a weighted average annual interest rate of 2.0% and 1.9% for the three and nine months ended September 30, 2016, respectively. The average daily balance of loans outstanding under EQM’s credit facility was approximately $357 million and $241 million during the three and nine months ended September 30, 2015, respectively, at a weighted average annual interest rate of 1.7% for both periods.

The Company incurred commitment fees averaging approximately 6 basis points for each of the three months ended September 30, 2016 and 2015, and 17 basis points for each of the nine months ended September 30, 2016 and 2015, to maintain credit availability under its revolving credit facility. EQM incurred commitment fees averaging approximately 6 basis points for each of the three months ended September 30, 2016 and 2015, and 17 basis points for each of the nine months ended September 30, 2016 and 2015, to maintain credit availability under its revolving credit facility.

K.                            Earnings Per Share

In periods when the Company reports a net loss, all options and restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, options and restricted stock totaling 1,712,527 and 1,812,142 shares were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively. Potentially dilutive securities, consisting of options and restricted stock, which were included in the calculation of diluted earnings per share totaled 302,550 and 462,317 for the three and nine months ended September 30, 2015, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 291,700 and 133,500 for the three and nine months ended September 30, 2015, respectively. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended September 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of June 30, 2016	$36,398		$(771)		$(7,706)		$27,921
(Gains) losses reclassified from accumulated OCI, net of tax	(14,740)	(a)	36	(a)	82	(b)	(14,622)
Accumulated OCI (loss), net of tax, as of September 30, 2016	$21,658		$(735)		$(7,624)		$13,299

	Three Months Ended September 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of June 30, 2015	$133,789		$(915)		$(16,236)		$116,638
(Gains) losses reclassified from accumulated OCI, net of tax	(39,346)	(a)	36	(a)	202	(b)	(39,108)
Accumulated OCI (loss), net of tax, as of September 30, 2015	$94,443		$(879)		$(16,034)		$77,530

	Nine Months Ended September 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of December 31, 2015	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(43,104)	(a)	108	(a)	9,917	(b)	(33,079)
Accumulated OCI (loss), net of tax, as of September 30, 2016	$21,658		$(735)		$(7,624)		$13,299

	Nine Months Ended September 30, 2015
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of December 31, 2014	$217,121		$(987)		$(16,640)		$199,494
(Gains) losses reclassified from accumulated OCI, net of tax	(122,678)	(a)	108	(a)	606	(b)	(121,964)
Accumulated OCI (loss), net of tax, as of September 30, 2015	$94,443		$(879)		$(16,034)		$77,530
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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

M.         Pension Termination

The Company terminated the EQT Corporation Retirement Plan for Employees (Retirement Plan) effective December 31, 2014. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, the Company purchased annuities from, and transferred the Retirement Plan assets and liabilities to, American General Life Insurance Company (AGL). As a result, during the second quarter of 2016, the Company reclassified actuarial loss remaining in accumulated other comprehensive loss of approximately $9.4 million to earnings and approximately $5.1 million to a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. In connection with the purchase of annuities, the Company made a cash payment of approximately $5.4 million to fully fund the Retirement Plan upon liquidation during the second quarter of 2016.

N.         Statoil Acquisition

On July 8, 2016, the Company acquired approximately 62,500 net acres from Statoil USA Onshore Properties, Inc. (Statoil) which included current natural gas production of approximately 50 MMcfe per day (the Statoil Acquisition). The net acres acquired are primarily located in Wetzel, Tyler and Harrison Counties of West Virginia. The purchase and sale agreement included an economic adjustment to put the parties in the same economic position as if the closing date for the acquisition had occurred on December 1, 2015, and the Company paid $412.3 million in the third quarter of 2016, inclusive of an estimate for this adjustment.

The purchase and sale agreement also included provisions for potential title defects which result in a decrease to the aggregate purchase price at an agreed upon value per defected acre or allow Statoil to replace the defected acreage subject to acceptance by the Company. The Company is currently unable to determine the ultimate adjustments to the aggregate purchase price at September 30, 2016; however, the Company believes that such adjustments will not have a material effect on the Company's financial statements.

O.         Subsequent Events

October 2016 Sale

On October 13, 2016, EQT entered into a Purchase and Sale Agreement with EQM pursuant to which EQM acquired from EQT (i) 100% of the outstanding limited liability company interests of Allegheny Valley Connector, LLC and Rager Mountain Storage Company LLC and (ii) certain gathering assets located in southwestern Pennsylvania and West Virginia (collectively, the October 2016 Sale). The closing of the October 2016 Sale occurred on October 13, 2016 and was effective as of October 1, 2016. The aggregate consideration paid by EQM to EQT in connection with the October 2016 Sale was $275 million, which was funded with borrowings under EQM's $750 million revolving credit facility.

Trans Energy / Republic Energy Acquisitions

On October 24, 2016, the Company entered into a Purchase and Sale Agreement with Republic Energy Ventures, LLC and certain of its affiliates (collectively, the Republic Parties) pursuant to which the Company will acquire Marcellus acres from the Republic Parties for $319.8 million in cash, subject to purchase price adjustments and customary closing conditions (the Republic Transaction).

Also on October 24, 2016, EQT and one of its wholly owned subsidiaries entered into an Agreement and Plan of Merger with Trans Energy, Inc. (the Merger Agreement). Under the terms of the Merger Agreement, the Company has agreed to commence a tender offer, through its wholly owned subsidiary, to acquire all of the outstanding shares of common stock of Trans Energy, Inc. (Trans Energy) for cash of $3.58 per share. The closing of the tender offer is subject to certain conditions, including the tender of a number of Trans Energy shares that, together with shares owned by the Company and its affiliates, represents at least a majority of the total number of Trans Energy outstanding shares. The closing is also subject to the consummation of the Republic Transaction and other customary conditions. The boards of directors of both the Company and Trans Energy have unanimously approved the terms of the Merger Agreement, and the board of directors of Trans Energy has resolved to recommend that Trans Energy’s stockholders accept the offer, once it is commenced. Following the completion of the tender offer, the Company will merge its wholly owned subsidiary into Trans Energy, and Trans Energy will survive as a wholly owned subsidiary of the Company (the Trans Energy Merger).

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Republic Transaction and the Trans Energy Merger are expected to close during the fourth quarter of 2016. Through the Republic Transaction and the Trans Energy Merger, the Company will acquire approximately 42,600 net Marcellus acres and 42 Marcellus wells, 33 of which are currently producing, in Wetzel, Marshall and Marion Counties, West Virginia. The Company estimates that, as of October 25, 2016, production from the Marcellus wells was approximately 42 MMcfe per day.

Pennsylvania Acquisition

On October 25, 2016, the Company entered into a Purchase and Sale Agreement with a third party pursuant to which the Company will acquire approximately 17,000 net Marcellus acres located in Washington, Westmoreland and Greene Counties, Pennsylvania, and two related Marcellus producing wells, for $170 million in cash, subject to purchase price adjustments (the Pennsylvania Acquisition). The closing of the Pennsylvania Acquisition, which is subject to customary closing conditions, is also expected to occur during the fourth quarter 2016.

The Company will finance the Republic Transaction, the Trans Energy Merger and the Pennsylvania acquisition with cash on hand.

P.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in United States GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which improves the understandability of the implementation guidance on principal versus agent considerations. In March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance. Early application of these ASUs is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt using the modified retrospective method of adoption on January 1, 2018 and is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes promulgated by this standard primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. The Company does not anticipate this standard will have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. While the Company is currently evaluating the provisions of this ASU to determine the impact this standard will have on its financial statements and related disclosures, the primary effect of adopting the new standard will be to record assets and obligations for contracts currently recognized as operating leases.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is part of the initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company does not anticipate this standard will have a material impact on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company does not anticipate this standard will have a material impact on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the transmission and gathering expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Mountain Valley Pipeline (MVP) project; the ultimate terms, partners and structure of Mountain Valley Pipeline, LLC (the MVP Joint Venture); technology (including drilling techniques); monetization transactions, including midstream asset sales (dropdowns) to EQT Midstream Partners, LP (EQM) and other asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; natural gas prices and changes in basis; potential future impairments of the Company's assets; reserves; projected capital expenditures; the expected use of proceeds from equity offerings; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Net loss attributable to EQT Corporation for the three months ended September 30, 2016 was $8.0 million, a loss of $0.05 per diluted share, compared with net income attributable to EQT Corporation of $40.8 million, $0.27 per diluted share, for the three months ended September 30, 2015. The $48.8 million decrease between periods was primarily attributable to a 14% decrease in the average realized price for production sales volumes, decreased gains on derivatives not designated as hedges, higher operating expenses and higher net income attributable to noncontrolling interests, partially offset by increased production sales volumes, lower income tax expense and increased gathering and transmission revenues.

The average realized price to EQT Corporation for production sales volumes was $2.20 per Mcfe for the three months ended September 30, 2016 compared to $2.55 per Mcfe for the three months ended September 30, 2015. The decrease in the average realized price was driven by lower cash settled derivatives net of an increase in average New York Mercantile Exchange (NYMEX) natural gas prices and a decrease in average differential to NYMEX partly offset by higher natural gas liquids (NGLs) prices.

The average NYMEX natural gas index price was $2.81 per MMBtu during the third quarter of 2016, 1% higher than the average index price of $2.77 per MMBtu during the third quarter of 2015. Cash settled derivatives decreased by $0.38 per Mcf as a result of lower average NYMEX hedge prices, and the average natural gas differential decreased $0.06 per Mcf between periods. The average NGL price was $17.13 per barrel for the three months ended September 30, 2016 compared to $11.12 per barrel for the three months ended September 30, 2015.

Gains on derivatives not designated as hedges were $93.4 million for the third quarter of 2016, a decrease of $67.9 million compared to the third quarter of 2015. The $93.4 million gain for 2016 primarily related to favorable changes in the fair market value of EQT Production's NYMEX and basis swaps due to a decrease in forward prices during the third quarter of 2016.

Net income attributable to noncontrolling interests of EQT GP Holdings, LP (EQGP) and EQM was $78.1 million for the three months ended September 30, 2016 compared to $59.4 million for the three months ended September 30, 2015. The $18.7 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM’s issuances of limited partner units to the public in 2015 and 2016.

Income tax expense was $13.1 million for the three months ended September 30, 2016, compared to income tax expense of $35.9 million for the three months ended September 30, 2015. The decrease in the income tax expense was primarily attributable to the reduction in EQT Production segment operating income resulting primarily from lower realized commodity prices, reduced gains on derivatives not designated as hedges and a pre-tax loss recorded on state income tax paying entities subject to higher state income tax rates. The Company’s effective income tax rate differed from the U.S. Federal statutory rate of 35% for both periods primarily because the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Net loss attributable to EQT Corporation for the nine months ended September 30, 2016 was $261.0 million, a loss of $1.58 per diluted share, compared with net income attributable to EQT Corporation for the nine months ended September 30, 2015 of $219.8 million, $1.44 per diluted share. The $480.8 million decrease between periods was primarily attributable to a 26% decrease in the average realized price for production sales volumes, losses on derivatives not designated as hedges in the current year compared to gains on derivatives not designated as hedges in the prior year, higher operating expenses and higher net income attributable to noncontrolling interests partially offset by increased production sales volumes, an income tax benefit in 2016 and higher gathering and transmission revenues.

The average realized price to EQT Corporation for production sales volumes was $2.31 per Mcfe for the nine months ended September 30, 2016 compared to $3.11 per Mcfe for the nine months ended September 30, 2015. The decrease in the average realized price was driven by lower NYMEX natural gas prices including the impact of cash settled derivatives, a lower average differential to NYMEX and lower NGL prices.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average NYMEX natural gas index price was $2.29 per MMBtu during the nine months ended September 30, 2016, 18% lower than the average index price of $2.80 per MMBtu during the nine months ended September 30, 2015. In addition, the average natural gas differential decreased $0.09 per Mcf between periods. The average NGL price was $16.42 per barrel for the nine months ended September 30, 2016 compared to $18.11 per barrel for the nine months ended September 30, 2015.

Losses on derivatives not designated as hedges were $32.3 million for the nine months ended September 30, 2016, a decrease of $241.5 million compared to the nine months ended September 30, 2015. The $32.3 million loss for 2016 primarily related to unfavorable changes in the fair market value of EQT Production's NYMEX swaps partly offset by favorable changes in the fair market value of basis swaps. During the nine months ended September 30, 2016, forward NYMEX prices increased while basis prices decreased.

Net income attributable to noncontrolling interests of EQGP and EQM was $238.7 million for the nine months ended September 30, 2016 compared to $165.4 million for the nine months ended September 30, 2015. The $73.3 million increase was primarily the result of increased net income at EQM and increased noncontrolling interests as a result of EQM and EQGP issuances of common and limited partner units in 2015 and 2016.

Income tax benefit was $151.8 million for the nine months ended September 30, 2016, compared to income tax expense of $28.4 million for the nine months ended September 30, 2015. The Company’s effective income tax rate was 87.2% and 6.9% for the nine months ended September 30, 2016 and 2015, respectively. The increase in income tax benefit was primarily attributable to the effect of income allocated to the noncontrolling limited parters of EQGP and EQM, a reduction in EQT Production segment operating income primarily resulting from lower realized commodity prices and a loss on derivatives not designated as hedges. The Company’s effective tax rate differed from the U.S Federal statutory rate of 35% for both periods as the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners. A $35.5 million income tax benefit reduced income tax expense during the nine months ended September 30, 2015 related to Internal Revenue Service guidance received by the Company in 2015 in connection with the Company’s 2013 sale of Equitable Gas Company, LLC, a regulated entity. The deferred tax benefit will reverse during the fourth quarter of 2016 as a result of the disposal of certain regulated assets as part of the October 2016 Sale discussed in Note O.

On May 2, 2016, the Company entered into an Underwriting Agreement with Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (the Underwriters), under which the Company sold to the Underwriters 10,500,000 shares of the Company's common stock, no par value (common stock), at a price to the public of $67.00 per share (the May Offering). On May 3, 2016, the Underwriters exercised their option within the Underwriting Agreement to purchase an additional 1,575,000 shares of common stock on the same terms. The May Offering closed on May 6, 2016, and the Company received net proceeds of approximately $795.6 million, after deducting underwriting discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the offering to fund the Statoil Acquisition (as defined in Note N to the Condensed Consolidated Financial Statements), and intends to use the remainder to fund the acquisitions discussed in Note O and for general corporate purposes.

On February 19, 2016, the Company entered into an Underwriting Agreement with Goldman, Sachs & Co. (Goldman), under which the Company sold to Goldman 6,500,000 shares of common stock, at a price to the public of $58.50 per share (the February Offering). On February 22, 2016, Goldman exercised its option within the Underwriting Agreement to purchase an additional 975,000 shares of common stock on the same terms. The February Offering closed on February 24, 2016, and the Company received net proceeds of approximately $430.4 million, after deducting underwriting discounts and commissions and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operational Data

The following operational information presents detailed liquid and natural gas operational information to assist in the understanding of the Company’s consolidated operations. The operational information in the table below presents an average realized price ($/Mcfe), which is based on EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted operating revenues should not be considered as an alternative to EQT Corporation total operating revenues as reported in the Statements of Consolidated Operations, the most directly comparable GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of EQT Production adjusted operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
in thousands (unless noted)	2016	2015	%	2016	2015	%
NATURAL GAS
Sales volume (MMcf)	175,191	141,367	23.9	508,206	405,743	25.3
NYMEX price ($/MMBtu) (a)	$2.81	$2.77	1.4	$2.29	$2.80	(18.2)
Btu uplift	$0.27	$0.28	(3.6)	$0.21	$0.26	(19.2)
Natural gas price ($/Mcf)	$3.08	$3.05	1.0	$2.50	$3.06	(18.3)

Basis ($/Mcf) (b)	$(1.21)	$(1.16)	4.3	$(0.80)	$(0.64)	25.0
Cash settled basis swaps (not designated as hedges) ($/Mcf)	—	0.01	(100.0)	0.05	(0.02)	(350.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(1.21)	$(1.15)	5.2	$(0.75)	$(0.66)	13.6

Average adjusted price ($/Mcf)	$1.87	$1.91	(2.1)	$1.75	$2.39	(26.8)
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.14	0.46	(69.6)	0.14	0.50	(72.0)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.15	0.21	(28.6)	0.38	0.19	100.0
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.16	$2.58	(16.3)	$2.27	$3.08	(26.3)

Natural gas sales, including cash settled derivatives	$378,484	$365,266	3.6	$1,155,898	$1,251,140	(7.6)

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	14,536	13,827	5.1	41,731	39,552	5.5
Sales volume (Mbbls)	2,422	2,305	5.1	6,955	6,592	5.5
Price ($/Bbl)	$17.13	$11.12	54.0	$16.42	$18.11	(9.3)
NGL sales	$41,508	$25,628	62.0	$114,188	$119,403	(4.4)
Ethane:
Sales volume (MMcfe) (c)	5,234	—	100.0	7,310	—	100.0
Sales volume (Mbbls)	872	—	100.0	1,218	—	100.0
Price ($/Bbl)	$4.55	$—	100.0	$4.59	$—	100.0
Ethane sales	$3,966	$—	100.0	$5,590	$—	100.0
Oil:
Sales volume (MMcfe) (c)	1,124	1,102	2.0	3,321	3,250	2.2
Sales volume (Mbbls)	188	184	2.2	554	542	2.2
Price ($/Bbl)	$35.81	$39.13	(8.5)	$32.81	$41.02	(20.0)
Oil sales	$6,710	$7,187	(6.6)	$18,164	$22,221	(18.3)

Total liquids sales volume (MMcfe) (c)	20,894	14,929	40.0	52,362	42,802	22.3
Total liquids sales volume (Mbbls)	3,482	2,489	39.9	8,727	7,134	22.3

Liquids sales	$52,184	$32,815	59.0	$137,942	$141,624	(2.6)

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$430,668	$398,081	8.2	$1,293,840	$1,392,764	(7.1)
Total sales volume (MMcfe)	196,085	156,296	25.5	560,568	448,545	25.0

Average realized price ($/Mcfe)	$2.20	$2.55	(13.7)	$2.31	$3.11	(25.7)

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.81 and $2.77 for the three months ended September 30, 2016 and 2015, respectively, and $2.29 and $2.80 for the nine months ended September 30, 2016 and 2015, respectively).

(b)	Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)	Also referred to in this report as EQT Production adjusted operating revenues, a non-GAAP financial measure.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure, to EQT Corporation total operating revenues as reported in the Statements of Consolidated Operations, its most directly comparable financial measure calculated in accordance with GAAP.

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

Calculation of EQT Production adjusted operating revenues	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands (unless noted)	2016	2015	2016	2015
EQT Production total operating revenues	$502,546	$531,284	$1,052,516	$1,563,830
(Deduct) add back:
(Gain) loss on derivatives not designated as hedges	(93,356)	(160,458)	32,342	(209,881)
Net cash settlements received on derivatives not designated as hedges	27,287	33,170	222,516	69,714
Premiums paid for derivatives that settled during the period	(558)	(1,029)	(1,574)	(3,054)
Net marketing services	(5,251)	(4,886)	(11,960)	(27,845)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$430,668	$398,081	$1,293,840	$1,392,764

Total sales volumes (MMcfe)	196,085	156,296	560,568	448,545

Average realized price ($/Mcfe)	$2.20	$2.55	$2.31	$3.11

EQT Production total operating revenues	$502,546	$531,284	$1,052,516	$1,563,830
EQT Midstream total operating revenues	214,335	198,579	653,362	599,235
Less: intersegment revenues, net	(160,155)	(145,885)	(476,552)	(424,683)
EQT Corporation total operating revenues, as reported in accordance with GAAP	$556,726	$583,978	$1,229,326	$1,738,382

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	%	2016	2015	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	171,468	129,645	32.3	486,439	373,522	30.2
Other (b)	24,617	26,651	(7.6)	74,129	75,023	(1.2)
Total production sales volumes (c)	196,085	156,296	25.5	560,568	448,545	25.0

Average daily sales volumes (MMcfe/d)	2,131	1,699	25.4	2,046	1,643	24.5

Average realized price ($/Mcfe)	$2.20	$2.55	(13.7)	$2.31	$3.11	(25.7)

Gathering to EQT Midstream ($/Mcfe)	$0.62	$0.72	(13.9)	$0.66	$0.74	(10.8)
Transmission to EQT Midstream ($/Mcfe)	$0.19	$0.19	—	$0.19	$0.19	—
Third-party gathering and transmission ($/Mcfe)	$0.29	$0.29	—	$0.29	$0.29	—
Processing ($/Mcfe)	$0.17	$0.17	—	$0.16	$0.17	(5.9)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.09	$0.12	(25.0)	$0.09	$0.12	(25.0)
Production taxes ($/Mcfe)	$0.05	$0.09	(44.4)	$0.06	$0.09	(33.3)
Production depletion ($/Mcfe)	$1.06	$1.16	(8.6)	$1.06	$1.16	(8.6)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$207,120	$181,857	13.9	$594,408	$521,741	13.9
Other DD&A	2,946	2,420	21.7	8,358	7,330	14.0
Total DD&A	$210,066	$184,277	14.0	$602,766	$529,071	13.9

Capital expenditures (thousands)	$621,377	$451,358	37.7	$1,090,033	$1,453,647	(25.0)

FINANCIAL DATA (thousands)

Revenues:
Production sales	$403,939	$365,940	10.4	$1,072,898	$1,326,104	(19.1)
Net marketing services	5,251	4,886	7.5	11,960	27,845	(57.0)
Gain (loss) on derivatives not designated as hedges	93,356	160,458	(41.8)	(32,342)	209,881	(115.4)
Total operating revenues	502,546	531,284	(5.4)	1,052,516	1,563,830	(32.7)

Operating expenses:
Gathering	135,113	119,507	13.1	403,514	348,317	15.8
Transmission	81,456	68,044	19.7	235,196	198,697	18.4
Processing	33,332	26,934	23.8	88,429	76,505	15.6
LOE, excluding production taxes	17,419	18,808	(7.4)	50,127	53,615	(6.5)
Production taxes	9,094	13,698	(33.6)	36,326	41,739	(13.0)
Exploration	2,670	8,163	(67.3)	9,384	32,128	(70.8)
Selling, general and administrative (SG&A)	35,406	35,493	(0.2)	104,038	104,189	(0.1)
DD&A	210,066	184,277	14.0	602,766	529,071	13.9
Impairment of long-lived assets	—	—	—	—	4,252	(100.0)
Total operating expenses	524,556	474,924	10.5	1,529,780	1,388,513	10.2
Operating (loss) income	$(22,010)	$56,360	(139.1)	$(477,264)	$175,317	(372.2)

(a)	Includes Upper Devonian wells.

(b)
Includes 3,847 and 11,641 MMcfe of deep Utica sales volume for the three and nine months ended September 30, 2016, respectively, and 1,731 MMcfe of deep Utica sales volume for both the three and nine months ended September 30, 2015.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

EQT Production’s operating loss totaled $22.0 million for the three months ended September 30, 2016 compared to operating income of $56.4 million for the three months ended September 30, 2015.  The $78.4 million decrease in operating income was primarily due to a lower average realized price, decreased gains on derivatives not designated as hedges and increased operating expenses, partly offset by increased sales of produced natural gas.

Total operating revenues were $502.5 million for the three months ended September 30, 2016 compared to $531.3 million for the three months ended September 30, 2015.  The decrease in operating revenues was primarily due to a 14% decrease in the average realized price and decreased gains on derivatives not designated as hedges, partly offset by a 26% increase in production sales volumes in the current year.

The components of average realized price, which includes the effects of cash settled derivatives, are outlined in the table on page 27. The $0.35 per Mcfe decrease in the average realized price for the three months ended September 30, 2016 was primarily due to the decrease in the average NYMEX natural gas price including the impact of cash settled derivatives of $0.35 per Mcf and a decrease in the average natural gas differential of $0.06 per Mcf, partly offset by higher NGL prices. The decrease in the average NYMEX natural gas price including the impact of cash settled derivatives between periods primarily related to lower average NYMEX hedge prices in the current year. The decrease in the average differential primarily related to the unfavorable impact of changes in natural gas prices on fixed price sales contracts and sales contracts with fixed differentials to NYMEX, partly offset by favorable Appalachian Basin basis.

The increase in production sales volumes was primarily the result of increased production from the 2014 and 2015 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

Total operating revenues for the three months ended September 30, 2016 included a $93.4 million gain on derivatives not designated as hedges compared to a gain of $160.5 million for the three months ended September 30, 2015. The gains for the three months ended September 30, 2016 primarily related to favorable changes in the fair market value of EQT Production’s NYMEX and basis swaps due to a decrease in forward prices during the third quarter of 2016. EQT Production received $27.3 million and $33.2 million of net cash settlements for derivatives not designated as hedges for the three months ended September 30, 2016 and 2015, respectively. These net cash settlements are included in the above discussion of average realized price.

Operating expenses totaled $524.6 million for the three months ended September 30, 2016 compared to $474.9 million for the three months ended September 30, 2015. The increase in operating expenses was the result of increases in DD&A, gathering expense, transmission expense and processing expense, partly offset by decreases in exploration expense, production taxes and LOE. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Gathering expenses increased by $9.2 million due to increased affiliate firm capacity and volumetric charges and by $6.4 million due to increased third-party volumetric charges. Transmission expenses increased by $13.4 million primarily due to increased affiliate volumetric costs and increased third-party costs incurred to move EQT Production’s natural gas out of the Appalachian Basin. Processing expense increased by $6.4 million due to increased production volumes. Per unit gathering, transmission and processing expenses decreased as higher sales volumes more than offset the increased expenses. Exploration expense decreased by $5.5 million primarily due to decreased impairments of unproved lease acreage resulting from lease expirations during the third quarter 2016 compared to the third quarter 2015. The decrease in production taxes was primarily driven by a $2.6 million decrease in severance taxes due to the expiration of the West Virginia volume based tax in the current year and a $2.0 million decrease in property taxes primarily due to a change in assessment. The state of West Virginia previously imposed a $0.047 per Mcf additional volume based tax on severance that was terminated on July 1, 2016. The decrease in LOE was primarily due to lower personnel costs including incentive compensation. SG&A expense was flat quarter over quarter but included various offsetting items, including $2.8 million of increased legal reserves and a $1.2 million increase to the reserve for uncollectible accounts in 2016, offset by $3.5 million for rig release penalties incurred during the third quarter 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

EQT Production’s operating loss totaled $477.3 million for the nine months ended September 30, 2016 compared to operating income of $175.3 million for the nine months ended September 30, 2015.  The decrease in operating income was primarily due to a lower average realized price, losses on derivatives not designated as hedges in the current year compared to gains on derivatives not designated as hedges in the prior year, increased operating expenses and decreased net marketing services revenue, partly offset by increased sales of produced natural gas.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating revenues were $1,052.5 million for the nine months ended September 30, 2016 compared to $1,563.8 million for the nine months ended September 30, 2015.  Production sales decreased as a result of a lower average realized price, partly offset by a 25% increase in production sales volumes in the current year. EQT Production received $222.5 million and $69.7 million of net cash settlements for derivatives not designated as hedges for the nine months ended September 30, 2016 and 2015, respectively, that are included in the average realized price but not included in production sales. Changes in fair market value of derivative instruments prior to settlement are recognized in gain (loss) on derivatives not designated as hedges. The increase in production sales volumes was primarily the result of increased production from the 2014 and 2015 drilling programs, primarily in the Marcellus play. This increase was partially offset by the normal production decline in the Company’s producing wells.

The $0.80 per Mcfe decrease in the average realized price for the nine months ended September 30, 2016 was primarily due to the decrease in the average NYMEX natural gas price including the impact of cash settled derivatives of $0.73 per Mcf, a decrease in the average natural gas differential of $0.09 per Mcf and lower NGL prices. The decrease in the average differential primarily related to lower basis, partly offset by favorable cash settled basis swaps. While Appalachian Basin basis improved for the nine months ended September 30, 2016 compared to the same period in 2015, market prices in the United States Northeast region were significantly lower in the first quarter of 2016 compared to the first quarter of 2015 due to reduced demand attributable to warmer than normal weather conditions. Additionally, the impact of changes in natural gas prices on sales contracts with fixed differentials to NYMEX and fixed price sales contracts reduced basis period over period.

Net marketing services includes both the cost of and recoveries on third-party pipeline capacity not used to transport the Company's produced volumes. The $15.9 million decrease in these revenues primarily related to reduced spreads on the Company's Tennessee Gas Pipeline capacity, increased storage costs in the current year and the costs, net of recoveries, for the Company's Rockies Express Pipeline capacity contract that started in the third quarter of 2015.

Total operating revenues for the nine months ended September 30, 2016 included a $32.3 million loss on derivatives not designated as hedges compared to a gain of $209.9 million for the nine months ended September 30, 2015. The losses for the nine months ended September 30, 2016 primarily related to unfavorable changes in the fair market value of EQT Production’s NYMEX swaps, partially offset by favorable changes in the fair market value of basis swaps. During the nine months ended September 30, 2016, forward NYMEX prices increased while basis prices decreased.

Operating expenses totaled $1,529.8 million for the nine months ended September 30, 2016 compared to $1,388.5 million for the nine months ended September 30, 2015. The increase in operating expenses was the result of increases in DD&A, gathering expense, transmission expense and processing expense, partly offset by decreases in exploration expense, production taxes, impairment of long-lived assets and LOE. The increase in DD&A expense was the result of higher produced volumes partly offset by a lower overall depletion rate in the current year. Gathering expenses increased by $37.0 million due to increased affiliate firm capacity and volumetric costs and increased by $18.2 million due to increased third-party volumetric costs. Transmission expenses increased primarily due to $21.8 million of increased affiliate volumetric costs and increased third-party costs of $14.7 million incurred to move EQT Production’s natural gas out of the Appalachian Basin. Processing expense increased by $11.9 million as a result of the Company's production volume growth. Per unit gathering, transmission and processing expenses decreased as sales volumes increased more than these expenses. Exploration expense decreased by $22.7 million primarily due to decreased impairments of unproved lease acreage resulting from lease expirations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in production taxes was primarily driven by lower property taxes of $2.9 million due to a change in the assessment during the nine months ended September 30, 2015 and a $2.8 million decrease as a result of lower commodity prices and expiration of the West Virginia volume based tax in the current year. The state of West Virginia previously imposed a $0.047 per Mcf additional volume based tax on severance that was terminated on July 1, 2016. Impairment of long-lived assets decreased due to a proved property impairment of the Utica Shale in Ohio of $4.3 million incurred during the nine months ended September 30, 2015. The decrease in LOE of $3.5 million was primarily due to decreased salt water disposal costs as a result of increased recycling in the Marcellus Shale. SG&A expense was flat year over year but included various offsetting items, including $8.7 million of increased legal reserves, a $3.0 million increase to the reserve for uncollectible accounts, $2.0 million of costs related to the consolidation of the Company's Huron operations and a charge of $1.7 million related to the termination of the EQT Corporation Retirement Plan for Employees (the Retirement Plan) incurred during the nine months ended September 30, 2016, offset by $10.4 million for drilling program reduction charges, including rig release penalties, incurred during the nine months ended September 30, 2015 and decreased personnel and professional services costs incurred during the nine months ended September 30, 2016.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT MIDSTREAM

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	%	2016	2015	%
OPERATIONAL DATA
Operating revenues (thousands):
Gathering
Firm reservation fee revenues	$84,848	$68,205	24.4	$252,993	$194,869	29.8
Volumetric based fee revenues:
Usage fees under firm contracts (a)	10,027	8,815	13.7	31,883	25,567	24.7
Usage fees under interruptible contracts	41,829	49,435	(15.4)	125,192	158,288	(20.9)
Total volumetric based fee revenues	51,856	58,250	(11.0)	157,075	183,855	(14.6)
Total gathering revenues	$136,704	$126,455	8.1	$410,068	$378,724	8.3

Transmission
Firm reservation fee revenues	$52,655	$50,657	3.9	$169,325	$162,602	4.1
Volumetric based fee revenues:
Usage fees under firm contracts (a)	14,470	11,129	30.0	41,803	29,706	40.7
Usage fees under interruptible contracts	2,340	897	160.9	7,214	3,422	110.8
Total volumetric based fee revenues	16,810	12,026	39.8	49,017	33,128	48.0
Total transmission revenues	$69,465	$62,683	10.8	$218,342	$195,730	11.6

Storage, marketing and other revenues	8,166	9,441	(13.5)	24,952	24,781	0.7
Total operating revenues	$214,335	$198,579	7.9	$653,362	$599,235	9.0

Gathered volumes (BBtu per day):
Firm reservation	1,563	1,150	35.9	1,507	1,085	38.9
Volumetric based services (b)	855	947	(9.7)	871	967	(9.9)
Total gathered volumes	2,418	2,097	15.3	2,378	2,052	15.9

Gathering and compression expense ($/MMBtu)	$0.10	$0.12	(16.7)	$0.10	$0.12	(16.7)

Transmission pipeline throughput (BBtu per day):
Firm capacity reservation	1,440	1,751	(17.8)	1,515	1,866	(18.8)
Volumetric based services (b)	610	300	103.3	556	257	116.3
Total transmission pipeline throughput	2,050	2,051	—	2,071	2,123	(2.4)

Average contracted firm transmission reservation commitments (BBtu per day)	2,365	2,390	(1.0)	2,591	2,567	0.9

Capital expenditures (thousands)	$171,645	$130,902	31.1	$513,776	$368,019	39.6

FINANCIAL DATA (thousands)
Total operating revenues	$214,335	$198,579	7.9	$653,362	$599,235	9.0
Operating expenses:
Operation and maintenance (O&M)	30,867	35,691	(13.5)	92,162	100,399	(8.2)
SG&A	23,804	26,048	(8.6)	82,138	77,477	6.0
DD&A	26,937	23,830	13.0	79,948	70,417	13.5
Total operating expenses	81,608	85,569	(4.6)	254,248	248,293	2.4
Operating income	$132,727	$113,010	17.4	$399,114	$350,942	13.7

(a)	Includes commodity charges and fees on volumes gathered or transported in excess of firm contracted capacity.

(b)	Includes volumes gathered or transported under interruptible contracts and volumes in excess of firm contracted capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

EQT Midstream’s operating income totaled $132.7 million for the three months ended September 30, 2016 compared to $113.0 million for the three months ended September 30, 2015. The increase in operating income was primarily the result of increased gathering and transmission operating revenues and lower operating expenses, partly offset by lower storage, marketing and other operating revenues.

Gathering revenues increased by $10.2 million primarily as a result of higher affiliate and third-party volumes gathered for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, driven by increased affiliate and third-party production development in the Marcellus Shale, partly offset by reduced affiliate volumes in the Huron shale. EQT Midstream increased firm reservation fee revenues for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of increased capacity under firm contracts with affiliates and third-party producers. Higher volumes transported on these contracts also resulted in an increase in usage fees under firm contracts. The decrease in usage fees under interruptible contracts was primarily due to affiliates contracting for additional firm capacity and the reduced volumes in the Huron shale.

Transmission revenues increased by $6.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This was driven by higher usage fees under firm contracts as a result of an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third-party producers which is reflected in reduced firm capacity reservation throughput for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This reduction did not have a significant impact on firm reservation fee revenues. Firm reservation fees increased as a result of higher contractual rates on existing contracts in the current year. Usage fees under interruptible contracts for the three months ended September 30, 2016 increased as a result of higher affiliate and third-party volumes transported on an interruptible basis.

Total operating expenses decreased by $4.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. O&M expense decreased $4.8 million primarily as a result of a $2.8 million decrease in purchased gas costs related to lower gas prices and $1.1 million of lower personnel costs. SG&A expense decreased $2.2 million primarily due to a $2.0 million decrease in incentive compensation. Increased allocated expenses from affiliates were partly offset by an environmental reserve recorded in the third quarter of 2015. These decreases were partly offset by an increase in DD&A of $3.1 million as a result of additional assets placed in-service.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

EQT Midstream’s operating income totaled $399.1 million for the nine months ended September 30, 2016 compared to $350.9 million for the nine months ended September 30, 2015. The increase in operating income was the result of increased gathering and transmission operating revenues, partly offset by increased operating expenses.

Gathering revenues increased by $31.3 million primarily as a result of higher affiliate and third-party volumes gathered for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, driven by production development in the Marcellus Shale partly offset by reduced volumes in the Huron shale. EQT Midstream increased firm reservation fee revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of increased capacity under firm contracts with affiliates and third-party producers. Higher volumes transported on these contracts also resulted in an increase in usage fees under firm contracts. The decrease in usage fees under interruptible contracts was primarily due to affiliates contracting for additional firm capacity and the reduced volumes in the Huron shale.

Transmission revenues increased by $22.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This was driven by higher usage fees under firm contracts as a result of an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third-party producers which is reflected in reduced firm capacity reservation throughput for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These volumes also decreased as a result of warmer weather during the first quarter of 2016. This decrease in transported volumes did not have a significant impact on firm reservation fee revenues. Firm reservation fees increased as a result of higher contractual rates on existing contracts in the current year. Usage fees under interruptible contracts for the nine months ended September 30, 2016 increased as a result of higher affiliate and third-party volumes transported on an interruptible basis.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total operating expenses increased by $6.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. O&M expense decreased $8.2 million primarily as a result of a $5.9 million decrease in purchased gas costs related to reduced marketing activity, $1.5 million of lower property taxes due to a change in the assessment during the nine months ended September 30, 2015, lower pipeline operating costs and lower incentive compensation costs partly offset by $1.9 million of expense related to the consolidation of the Company’s Huron operations. SG&A expense increased $4.7 million primarily as a result of $7.7 million of expense recorded in connection with the termination of the Retirement Plan and increased allocated expenses from affiliates, partly offset by $1.9 million related to the impairment of certain expiring right of way options in 2015, $1.6 million of lower personnel costs primarily related to incentive compensation and an environmental reserve recorded in the third quarter of 2015. DD&A increased $9.5 million as a result of additional assets being placed in-service.

Other Income Statement Items

Other Income

Other income increased by $8.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily driven by increased Allowance for Funds Used During Construction (AFUDC) - equity of $6.1 million, mainly attributable to increased spending on the Ohio Valley Connector (OVC) project, and $2.0 million in higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP project.

Other income increased by $16.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily driven by increased AFUDC - equity of $12.9 million, mainly attributable to increased spending on the OVC project, and $4.8 million in higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP project.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves of, natural gas and NGLs as well as gathering and transmission revenues from third parties, which represented 10% of the Company's consolidated revenues for the nine months ended September 30, 2016. Despite the continued depressed price environment for natural gas and NGLs, the Company believes the long-term outlook for its business is favorable due to the Company’s large resource base, low cost structure, financial strength, risk management, including commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

Total capital investment by EQT in 2016, excluding acquisitions, is expected to be approximately $1.8 billion (including EQM). Capital spending for well development (primarily drilling and completions) of approximately $1.0 billion in 2016 is expected to support the drilling of approximately 140 wells, including 135 Marcellus and Upper Devonian wells and 5 deep Utica wells. Estimated sales volumes are expected to be 750 - 755 Bcfe, for an anticipated production sales volume growth of approximately 25% in 2016 as compared to 2015, while total liquids sales volumes are expected to be 11,825 - 11,915 Mbbls. To support continued growth in production, the Company plans to invest approximately $0.8 billion on midstream infrastructure in 2016, primarily through EQM.

The market prices for natural gas in the Appalachian Basin and NGLs were depressed throughout 2015 and the nine months ended September 30, 2016. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. Low prices may signal a need to reduce capital spending, record non-cash impairments in the book value of the Company’s gas properties and midstream assets, and/or make downward adjustments to the Company’s estimated proved reserves. Any such impairment and/or downward adjustment to the Company’s estimated reserves could potentially be material to the Company.

See "Impairment of Oil and Gas Properties" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. As a result of its third quarter 2016 evaluations, the Company did not recognize an impairment charge for proved properties. However, a further decline in the average five-year forward realized prices in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at September 30, 2016. The Company anticipates an impairment on certain gathering assets as a result of the sale of these assets to EQM in October 2016.

The Company continues to focus on creating and maximizing shareholder value through the implementation of a strategy that economically monetizes its asset base and prudently pursues investment opportunities, all while maintaining a strong balance sheet with solid cash flow. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into its highest value development opportunities. The Company continues to consider transactions that would add to its Marcellus and Utica positions with a focus on transactions that would add contiguous acreage or fill-in existing gaps.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

The Company’s primary sources of cash for the nine months ended September 30, 2016 were proceeds from the public offerings of EQT common stock and cash flows from operating activities, while the primary use of cash was for capital expenditures.

Operating Activities

Net cash flows provided by operating activities totaled $767.7 million for the nine months ended September 30, 2016 compared to $900.2 million for the nine months ended September 30, 2015.  The $132.5 million decrease in cash flows provided by operating activities was primarily the result of lower operating income, the reasons for which are discussed in the section captioned "Corporate Overview" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," partially offset by higher cash settlements on derivatives not designated as hedges and a decrease in cash paid for income taxes.

The Company's cash flows from operating activities will be impacted by future movements in the market price for commodities. The Company is unable to predict these future price movements.

Investing Activities

Net cash flows used in investing activities totaled $1,669.4 million for the nine months ended September 30, 2016 compared to $1,975.2 million for the nine months ended September 30, 2015. The $305.8 million decrease was primarily due to a decrease in capital expenditures of $706.0 million due to a reduction in the drilling and completions activity over the last twelve months, partly offset by $412.3 million of capital expenditures resulting from the Statoil acquisition in 2016 and an increase in capital expenditures related to the OVC project. The Company spud 68 gross wells in the first nine months of 2016, including 65 horizontal Marcellus and Upper Devonian wells and 3 horizontal Utica wells. The Company spud 134 gross wells in the first nine months of 2015, including 130 horizontal Marcellus and Upper Devonian wells, 2 horizontal Utica wells and 2 horizontal Permian Basin wells.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2016 and 2015 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The impact of these non-cash items was $1.2 million and $(75.6) million for the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

Net cash flows provided by financing activities totaled $1,057.9 million for the nine months ended September 30, 2016 compared to $1,660.2 million for the nine months ended September 30, 2015, a decrease of $602.3 million between periods. During the first nine months of 2016, the Company's primary sources of financing cash flows were net proceeds from its public offerings of common stock and from EQM's public offerings of common units under the $750 million ATM Program. The primary financing uses of cash during this period were net credit facility repayments under the EQM credit facility, distributions to noncontrolling interests, and payment of taxes related to the vesting or exercise of equity awards. During the nine months ended September 30, 2015, financing cash flows were from EQM's public offering of common units, including sales under the $750 million ATM Program, net proceeds from EQGP's IPOs and net proceeds from borrowings on EQM's credit facility; the primary financing uses of cash were distributions to noncontrolling interests and income tax withholdings related to the vesting or exercise of equity awards.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements and contractual and legal restrictions and other factors.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at September 30, 2016.  Changes in credit ratings may affect the Company’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit), collateral requirements under derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s Ratings Service	BBB	Stable
Fitch Ratings Service	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at September 30, 2016.  Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its lines of credit); collateral requirements under joint venture arrangements and construction contracts; and access to the credit markets.

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

The Company has a $1.5 billion unsecured credit facility that expires in February 2019; the Company had no amounts outstanding under the facility as of September 30, 2016. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of September 30, 2016, the Company was in compliance with all debt provisions and covenants.

EQM has a $750 million credit facility that expires in February 2019, and EQM had $91 million in outstanding borrowings under the facility as of September 30, 2016. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of September 30, 2016, EQM was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 26, 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). The 364-Day Facility will mature on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM's $750 Million revolving credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $750 Million revolving credit facility and (ii) 10 basis points.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of October 27, 2016.

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

As of October 25, 2016, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2016 through 2018 were:

NYMEX Swaps	2016 (a)(b)	2017 (b)(c)	2018 (b)(c)
Total Volume (Bcf)	77	266	105
Average Price per Mcf (NYMEX) (d)	$3.64	$3.31	$3.13
Collars
Total Volume (Bcf)	1	17	—
Average Floor Price per Mcf (NYMEX) (d)	$2.84	$2.98	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.36	$3.92	$—

(a)     October through December 31.
(b)     The Company also sold calendar year 2016, 2017 and 2018 calls for approximately 11 Bcf, 32 Bcf and 16 Bcf at strike prices of $3.65 per Mcf, $3.53 per Mcf and $3.48 per Mcf, respectively.

(c)	For 2017 and 2018, the Company also sold puts for approximately 3 Bcf at a strike price of $2.63 per Mcf.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. The difference between these sales prices and NYMEX are included in average differential on the Company's Price Reconciliation. The Company has fixed price physical sales for the remainder of 2016 and 2017 of 9 Bcf and 24 Bcf at average prices of $3.09 per Mcf and $2.97 per Mcf, respectively. For 2016 through 2018, the Company has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. For 2018, the Company has a natural gas sales agreement for approximately 7 Bcf per year that includes a NYMEX floor price of $2.16 per Mcf and a ceiling price of $4.47 per Mcf. The Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGL exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, EQM had issued a $91 million performance guarantee (the Initial Guarantee) in connection with the obligations of MVP Holdco, LLC (MVP Holdco) to fund its proportionate share of the construction budget for the MVP. Upon the Federal Energy Regulatory Commission’s initial release to begin construction of the MVP, the Initial Guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by an affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

Dividend

On October 12, 2016, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable December 1, 2016, to the Company’s shareholders of record at the close of business on November 11, 2016.

On October 25, 2016, the Board of Directors of EQGP’s general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2016 of $0.165 per common unit, or approximately $43.9 million.  The distribution will be paid on November 22, 2016 to unitholders of record, including the Company, at the close of business on November 4, 2016.

On October 25, 2016, the Board of Directors of EQM’s general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2016 of $0.815 per common unit. The cash distribution will be paid on November 14, 2016 to unitholders of record, including EQGP, at the close of business on November 4, 2016. Based on the 80,581,758 EQM common units outstanding on October 27, 2016, the aggregate cash distributions by EQM to EQGP will be approximately $44.3 million consisting of: $17.8 million in respect of its limited partner interest, $1.6 million in respect of its general partner interest and $24.9 million in respect of its incentive distribution rights. The distributions to EQGP in respect of its general partner interest and incentive distribution rights in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2016 distribution.

Critical Accounting Policies

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs. The market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. Prolonged low, and/or significant or extended declines in, natural gas and NGL prices could adversely affect, among other things, the Company’s development plans, which could decrease the pace of development and the level of the Company’s proved reserves. Such changes or similar impacts on third-party shippers on the Company's midstream assets could also impact the Company’s revenues, earnings or liquidity and could result in a material non-cash impairment in the recorded value of the Company’s property, plant and equipment.

In addition to the ability to elect to slow capital spending in periods of prolonged low, and/or significant declines in, natural gas and NGL prices, the Company uses derivatives to reduce the effects of commodity price volatility. The Company’s use of derivatives is further described in Note G to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge and Financial Risk Committee and reviewed by the Audit Committee of the Company’s Board of Directors.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 624 Bcf of natural gas and 913 Mbbls of NGLs as of September 30, 2016, and 664 Bcf of natural gas as of December 31, 2015. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2016 and December 31, 2015 levels would have increased the fair value of natural gas derivative instruments by approximately $146.3 million and $137.1 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the September 30, 2016 and December 31, 2015 levels would have decreased the fair value of natural gas derivative instruments by approximately $148.4 million and $138.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2016 and December 31, 2015. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates the Company and EQM pay on borrowings under their respective revolving credit facilities. All of the Company’s and EQM’s long-term borrowings are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note J to the Condensed Consolidated Financial Statements for further discussion of the Company’s and EQM’s revolving credit facilities and Note H to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 66%, or $134.7 million, of the Company’s OTC derivative contracts outstanding at September 30, 2016 had a positive fair value. Approximately 95%, or $417.4 million, of the Company’s OTC derivative contracts outstanding at December 31, 2015 had a positive fair value.

As of September 30, 2016, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of September 30, 2016, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of September 30, 2016, EQM had $91.0 million in borrowings and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2016:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2016 (July 1 – July 31)	—	$—	—	700,000
August 2016 (August 1 – August 31)	4,668	68.26	—	700,000
September 2016 (September 1 – September 30)	316	73.65	—	700,000
Total	4,984	$68.60	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of September 30, 2016, the Company had repurchased 300,000 shares under this authorization since its inception.

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
 Date:  October 27, 2016

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