Form 10-Q
period 2017-03-31
EQT Corp
filed 2017-04-27
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒		Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2017, 173,316 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$673,465	$364,427
Pipeline and net marketing services	83,316	71,647
Gain on derivatives not designated as hedges	140,742	108,995
Total operating revenues	897,523	545,069

Operating expenses:
Transportation and processing	133,706	77,193
Operation and maintenance	20,286	17,136
Production	45,789	41,202
Exploration	3,122	3,123
Selling, general and administrative	72,058	57,983
Depreciation, depletion and amortization	231,918	221,231
Total operating expenses	506,879	417,868

Operating income	390,644	127,201

Other income	3,381	4,840
Interest expense	42,655	36,180
Income before income taxes	351,370	95,861
Income tax expense	100,665	7,436
Net income	250,705	88,425
Less: Net income attributable to noncontrolling interests	86,713	82,789
Net income attributable to EQT Corporation	$163,992	$5,636

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	173,213	156,720
Net income	$0.95	$0.04
Diluted:
Weighted average common stock outstanding	173,511	157,195
Net income	$0.95	$0.04
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Net income	$250,705	$88,425

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(584) and $(8,339)	(888)	(12,424)
Interest rate, net of tax expense of $25 and $25	36	36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $49 and $135	76	213
Other comprehensive loss	(776)	(12,175)
Comprehensive income	249,929	76,250
Less: Comprehensive income attributable to noncontrolling interests	86,713	82,789
Comprehensive income (loss) attributable to EQT Corporation	$163,216	$(6,539)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$250,705	$88,425
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	100,665	7,073
Depreciation, depletion and amortization	231,918	221,231
Asset and lease impairments	1,837	1,832
(Recoveries of) provision for losses on accounts receivable	(1,607)	100
Other income	(3,381)	(4,840)
Stock-based compensation expense	14,765	12,777
Gain on derivatives not designated as hedges	(140,742)	(108,995)
Cash settlements (paid) received on derivatives not designated as hedges	(8,967)	109,132
Changes in other assets and liabilities:
Accounts receivable	64,374	27,340
Accounts payable	(15,225)	(38,555)
Other items, net	20,475	(30,603)
Net cash provided by operating activities	514,817	284,917

Cash flows from investing activities:
Capital expenditures	(311,399)	(397,791)
Capital expenditures for acquisitions	(669,479)	—
Sales of investments in trading securities	283,758	—
Capital contributions to Mountain Valley Pipeline, LLC	(19,760)	(11,430)
Sales of interests in Mountain Valley Pipeline, LLC	—	12,533
Restricted cash, net	75,000	—
Net cash used in investing activities	(641,880)	(396,688)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	—	430,420
Increase in borrowings on EQT Midstream Partners, LP credit facility	—	71,000
Decrease in borrowings on EQT Midstream Partners, LP credit facility	—	(361,000)
Dividends paid	(5,206)	(4,586)
Distributions to noncontrolling interests	(54,636)	(42,780)
Cash paid for taxes related to net settlement of share-based incentive awards	(17,253)	(26,018)
Repurchase of common stock	(7)	(10)
Net cash (used in) provided by financing activities	(77,102)	67,026
Net change in cash and cash equivalents	(204,165)	(44,745)
Cash and cash equivalents at beginning of period	1,103,540	1,601,232
Cash and cash equivalents at end of period	$899,375	$1,556,487

Cash paid (received) during the period for:
Interest, net of amount capitalized	$17,845	$16,528
Income taxes, net	$(87)	$674

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$899,375	$1,103,540
Trading securities	—	286,396
Accounts receivable (less accumulated provision for doubtful accounts: $5,315 at March 31, 2017 and $6,923 at December 31, 2016)	278,981	341,628
Derivative instruments, at fair value	59,391	33,053
Prepaid expenses and other	14,206	63,602
Total current assets	1,251,953	1,828,219

Property, plant and equipment	19,231,066	18,216,775
Less: accumulated depreciation and depletion	5,280,921	5,054,559
Net property, plant and equipment	13,950,145	13,162,216

Restricted cash	—	75,000
Investment in nonconsolidated entity	237,308	184,562
Other assets	207,208	222,925
Total assets	$15,646,614	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$207,873	$—
Accounts payable	318,143	309,978
Derivative instruments, at fair value	136,462	257,943
Other current liabilities	232,265	236,719
Total current liabilities	894,743	804,640

Long-term debt	3,082,938	3,289,459
Deferred income taxes	1,841,806	1,760,004
Other liabilities and credits	516,551	499,572
Total liabilities	6,336,038	6,353,675

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 177,896 at March 31, 2017 and 177,896 at December 31, 2016	3,432,412	3,440,185
Treasury stock, shares at cost: 4,580 at March 31, 2017 (including 250 held in rabbi trust) and 5,069 at December 31, 2016 (including 226 held in rabbi trust)	(82,194)	(91,019)
Retained earnings	2,667,859	2,509,073
Accumulated other comprehensive income	1,266	2,042
Total common shareholders’ equity	6,019,343	5,860,281
Noncontrolling interests in consolidated subsidiaries	3,291,233	3,258,966
Total equity	9,310,576	9,119,247
Total liabilities and equity	$15,646,614	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net income			5,636		82,789	88,425
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(8,339)				(12,424)		(12,424)
Interest rate, net of tax expense of $25				36		36
Pension and other post-retirement benefits liability adjustment, net of tax expense of $135				213		213
Dividends ($0.03 per share)			(4,586)			(4,586)
Stock-based compensation plans, net	566	(5,921)			156	(5,765)
Distributions to noncontrolling interests ($0.71 and $0.122 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(42,780)	(42,780)
Issuance of common units of EQT Corporation	7,475	430,420				430,420
Repurchase of common stock	(1)	(10)				(10)
Balance, March 31, 2016	160,594	$2,473,690	$2,983,262	$34,203	$2,990,416	$8,481,571

Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			163,992		86,713	250,705
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(584)				(888)		(888)
Interest rate, net of tax expense of $25				36		36
Other post-retirement benefit liability adjustment, net of tax expense of $49				76		76
Dividends ($0.03 per share)			(5,206)			(5,206)
Stock-based compensation plans, net	489	1,052			190	1,242
Distributions to noncontrolling interests ($0.85 and $0.177 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(54,636)	(54,636)
Balance, March 31, 2017	173,316	$3,350,218	$2,667,859	$1,266	$3,291,233	$9,310,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2017 and December 31, 2016, the results of its operations for the three month periods ended March 31, 2017 and 2016 and its cash flows for the three month periods ended March 31, 2017 and 2016.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

As of December 31, 2016, the Company reports its results of operations through three business segments: EQT Production, EQT Gathering and EQT Transmission. The segment disclosures and discussions contained in this Quarterly Report on Form 10-Q have been recast to reflect the current reporting structure for all periods presented. Certain previously reported amounts have been reclassified to conform to the current year presentation under the current segment reporting structure.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of March 31, 2017, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

The Company continues to consolidate the results of EQGP, but records an income tax provision only as to its ownership percentage.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners (i.e., the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) in its financial statements.

On April 25, 2017, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2017 of $0.191 per common unit, or approximately $50.8 million.  The distribution will be paid on May 24, 2017 to unitholders of record, including the Company, at the close of business on May 5, 2017.

C.                        EQT Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and other third parties. EQM is consolidated in the Company’s financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

On April 25, 2017, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the first quarter of 2017 of $0.89 per common unit. The cash distribution will be paid on May 15, 2017 to unitholders of record, including EQGP, at the close of business on May 5, 2017. Based on the 80,581,758 EQM common units outstanding on April 27, 2017, the aggregate cash distributions by EQM to EQGP for the first quarter 2017 will be approximately $51.9 million consisting of: $19.4 million in respect of its limited partner interest, $1.8 million in respect of its general partner interest and $30.7 million in respect of its IDRs. These distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2017 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.        Investment in Nonconsolidated Entity

As of March 31, 2017, EQM owned a 45.5% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture). The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company. On March 31, 2017, the Federal Energy Regulatory Commission (FERC) issued an updated Notice of Schedule for the environmental review of the MVP. Based on the revised schedule, the MVP Joint Venture anticipates receiving the Final Environmental Impact Statement on June 23, 2017 and anticipates receiving the FERC certificate by the fourth quarter of 2017. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The Company, through its ownership interest in EQM, accounts for the interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In February 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for a total amount of $40.2 million, of which $22.1 million was paid on April 13, 2017 and the remaining $18.1 million is expected to be paid on May 12, 2017. The capital contribution payable has been reflected on the Condensed Consolidated Balance Sheet as of March 31, 2017 with a corresponding increase to the Company's investment in the MVP Joint Venture.

The Company’s ownership share of the earnings for the three months ended March 31, 2017 and 2016 related to the investments accounted for under the equity method was $4.3 million and $1.6 million, respectively, reported in other income on the Statements of Consolidated Operations.

As of March 31, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon FERC's initial release to begin construction of the MVP, EQM's guarantee will terminate; EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of March 31, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $328.3 million, which included the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of March 31, 2017 and amounts which could have become due under the performance guarantee as of that date.

E.     Consolidated Variable Interest Entities

The Company determined EQGP and EQM to be variable interest entities. Through EQT's ownership and control of EQGP's general partner and control of EQM's general partner, EQT has the power to direct the activities that most significantly impact their economic performance. In addition, through EQT's limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. As EQT has a controlling financial interest in EQGP, and is the primary beneficiary of EQGP, EQT consolidates EQGP who consolidates EQM. See Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the consolidated variable interest entities.

The risks associated with the operations of EQGP and EQM are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2016, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that EQT's ownership and control of EQGP and EQM have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2016, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein. See Notes B and C for further discussion of EQGP and EQM, respectively.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of March 31, 2017 and December 31, 2016.

Classification	March 31, 2017	December 31, 2016
	(Thousands)
Assets:
Cash and cash equivalents	$42,768	$60,453
Accounts receivable	21,630	20,662
Prepaid expenses and other	1,582	5,745
Property, plant and equipment, net	2,632,465	2,578,834
Other assets	258,779	206,104
Liabilities:
Accounts payable	$43,531	$35,831
Other current liabilities	61,807	32,242
Long-term debt	986,137	985,732
Other liabilities and credits	10,258	9,562

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Operating revenues	$203,426	$185,786
Operating expenses	59,525	49,623
Other expenses	1,913	384
Net income	$141,988	$135,779

Net cash provided by operating activities	$160,769	$115,644
Net cash used in investing activities	(81,687)	(123,522)
Net cash used in financing activities	(96,767)	(352,704)

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2017	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$673,465	$—	$—	$—	$673,465
Pipeline and net marketing services	14,455	102,329	101,097	(134,565)	83,316
Gain on derivatives not designated as hedges	140,742	—	—	—	140,742
Total operating revenues	$828,662	$102,329	$101,097	$(134,565)	$897,523

Three Months Ended March 31, 2016	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$364,427	$—	$—	$—	$364,427
Pipeline and net marketing services	10,285	98,009	87,777	(124,424)	71,647
Gain on derivatives not designated as hedges	108,995	—	—	—	108,995
Total operating revenues	$483,707	$98,009	$87,777	$(124,424)	$545,069

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Operating income (loss):
EQT Production	$257,430	$(5,478)
EQT Gathering	73,589	72,604
EQT Transmission	71,524	64,516
Unallocated expenses (a)	(11,899)	(4,441)
Total operating income	$390,644	$127,201

(a)	Unallocated expenses consist primarily of compensation expense and administrative costs.

Reconciliation of operating income to net income:

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Total operating income	$390,644	$127,201
Other income	3,381	4,840
Interest expense	42,655	36,180
Income tax expense	100,665	7,436
Net income	$250,705	$88,425

	As of March 31, 2017	As of December 31, 2016
	(Thousands)
Segment assets:
EQT Production	$11,577,963	$10,923,824
EQT Gathering	1,279,944	1,225,686
EQT Transmission	1,413,061	1,399,201
Total operating segments	14,270,968	13,548,711
Headquarters assets, including cash and short-term investments	1,375,646	1,924,211
Total assets	$15,646,614	$15,472,922

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$211,097	$205,676
EQT Gathering	8,860	7,263
EQT Transmission	11,687	6,744
Other	274	1,548
Total	$231,918	$221,231

Expenditures for segment assets (b):
EQT Production (c)	$945,458	$237,566
EQT Gathering	48,838	73,087
EQT Transmission	21,389	60,071
Other	1,628	2,822
Total	$1,017,313	$373,546

(b)	Includes the capitalized portion of non-cash stock-based compensation expense and the impact of capital accruals.

(c)
Expenditures for segment assets in the EQT Production segment included $45.3 million and $33.3 million for general leasing activity during the three months ended March 31, 2017 and 2016, respectively. The three months ended March 31, 2017 also includes $669.5 million of cash capital expenditures and $15.4 million of non-cash capital expenditures for the acquisitions discussed in Note M.

G.                        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company primarily at EQT Production. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements that are typically placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also sells call options that require the Company to pay the counterparty if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances. The Company has also engaged in a limited number of swaptions and power-indexed natural gas sales and swaps that are accounted for as derivative commodity instruments.

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

The Company discontinued cash flow hedge accounting in 2014; therefore, all changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Consolidated Operations.

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of March 31, 2017 and December 31, 2016, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated other comprehensive income (OCI) will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. As of March 31, 2017 and December 31, 2016, the Company deferred net gains of $8.7 million and $9.6 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. The Company estimates that approximately $4.3

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of March 31, 2017 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	$888	$12,424

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)

Derivatives not designated as hedging instruments
Amount of gain recognized in operating revenues	$140,742	$108,995

The absolute quantities of the Company’s derivative commodity instruments totaled 805 Bcf and 703 Bcf as of March 31, 2017 and December 31, 2016, respectively, and were primarily related to natural gas swaps, collars, and basis swaps. The open positions at March 31, 2017 and December 31, 2016 had maturities extending through December 2020. The Company also had 1,008 Mbbls and 1,095 Mbbls of propane swaps as of March 31, 2017 and December 31, 2016, respectively, which had maturities extending through December 2018.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2017 and December 31, 2016.

As of March 31, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$59,391	$(45,200)	$—	$14,191
Liability derivatives:
Derivative instruments, at fair value	$136,462	$(45,200)	$—	$91,262

As of December 31, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$33,053	$(23,373)	$—	$9,680
Liability derivatives:
Derivative instruments, at fair value	$257,943	$(23,373)	$—	$234,570

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $91.2 million, for which the Company had no collateral posted on March 31, 2017.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2017, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2017.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The fair value of the commodity swaps included in Level 2 is based on standard industry income approach models that use significant observable inputs, including but not limited to New York Mercantile Exchange (NYMEX) natural gas and propane forward curves, LIBOR-based discount rates and basis forward curves. The Company’s collars, options and swaptions are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates. The NYMEX natural gas and propane forward curves, LIBOR-based discount rates, natural gas volatilities and basis forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$59,391	$—	$59,391	$—
Liabilities
Derivative instruments, at fair value	$136,462	$—	$136,462	$—

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

		Fair value measurements at reporting date using
Description	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Trading securities	$286,396	$—	$286,396	$—
Derivative instruments, at fair value	$33,053	$—	$33,053	$—
Liabilities
Derivative instruments, at fair value	$257,943	$—	$257,943	$—

The carrying values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying values of borrowings under EQM’s credit facilities approximate fair value as the interest rates are based on prevailing market rates.

The fair values of trading securities classified as Level 2 are priced using nonbinding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, broker/dealer quotes and other similar data. As of March 31, 2017, the Company closed its positions on all trading securities. As of December 31, 2016, the Company reflected its investment in trading securities as Level 2 fair value measurements.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.5 billion at March 31, 2017 and December 31, 2016. The carrying value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.3 billion at March 31, 2017 and December 31, 2016.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

I.                       Income Taxes

For the three months ended March 31, 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter. The Company determined small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate and thus an estimated annual effective tax rate would not provide a reliable estimate for the three months ended March 31, 2016. As a consequence, the Company used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2016.

All of EQGP’s income is included in the Company’s pre-tax income. However, the Company is not required to record income tax expense with respect to the portion of EQGP’s income allocated to the noncontrolling public limited partners of EQGP and EQM, which reduces the Company’s effective tax rate in periods when the Company has consolidated pre-tax income and increases the Company's effective tax rate in periods when the Company has consolidated pre-tax loss.

The Company’s effective tax rate for the three months ended March 31, 2017 was 28.6% compared to 7.8% for the three months ended March 31, 2016. The increase in the effective income tax rate was attributable to an increase in EQT Production segment operating income, primarily due to a higher average realized price and increased gains on derivatives not designated as hedges for the three months ended March 31, 2017.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2017.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

J.                       Revolving Credit Facilities

The Company has a $1.5 billion unsecured revolving credit facility that expires in February 2019. The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of March 31, 2017 or December 31, 2016 or at any time during the three months ended March 31, 2017 and 2016.

EQM has a $750 million credit facility that expires in February 2019. EQM had no borrowings and no letters of credit outstanding under the $750 million credit facility as of March 31, 2017 or December 31, 2016. There were no borrowings outstanding at any time during the three months ended March 31, 2017. The maximum amount of outstanding borrowings under the credit facility at any time during the three months ended March 31, 2016 was $299 million and the average daily balance of loans outstanding under the credit facility was approximately $134 million. Interest was incurred at a weighted average annual interest rate of approximately 1.9% for the three months ended March 31, 2016.

K.                            Earnings Per Share

Potentially dilutive securities, consisting of options and restricted stock awards, which were included in the calculation of diluted earnings per share, totaled 298,297 and 475,412 for the three months ended March 31, 2017 and 2016, respectively. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 440,325 and 580,400 for the three months ended March 31, 2017 and 2016, respectively. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended March 31, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(888)	(a)	36	(a)	76	(b)	(776)
Accumulated OCI (loss), net of tax, as of March 31, 2017	$8,719		$(663)		$(6,790)		$1,266

	Three Months Ended March 31, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2016	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(12,424)	(a)	36	(a)	213	(b)	(12,175)
Accumulated OCI (loss), net of tax, as of March 31, 2016	$52,338		$(807)		$(17,328)		$34,203

(a)   See Note G for additional information.
(b)   The accumulated OCI reclassification for the three months ended March 31, 2017 is attributable to the net actuarial loss and net prior service cost related to the Company’s post-retirement benefit plans other than its defined benefit pension plans. The accumulated OCI reclassification for the three months ended March 31, 2016 is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans. See Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

M.         Acquisitions

On February 1, 2017, the Company acquired approximately 14,000 net Marcellus acres located in Marion, Monongalia and Wetzel Counties of West Virginia from a third-party for $130 million.

On February 27, 2017, the Company acquired approximately 85,000 net Marcellus acres, including drilling rights on approximately 44,000 net Utica acres and current natural gas production of approximately 110 MMcfe per day, from Stone Energy Corporation for $522.5 million. The acquired acres are primarily located in Wetzel, Marshall, Tyler and Marion Counties of West Virginia. The acquired assets also include 174 operated Marcellus wells and 20 miles of gathering pipeline.

In connection with the acquisitions which occurred in the first quarter 2017, the Company paid net cash of $652.5 million. The purchase prices remain subject to customary post-closing adjustments as of March 31, 2017. The preliminary fair value assigned to the acquired property, plant and equipment as of the opening balance sheet dates totaled $664.4 million. In connection with the 2017 acquisitions, the Company assumed approximately $7.2 million of net current liabilities and $4.7 million of non-current liabilities. The amounts presented herein represent the Company's estimates based on preliminary valuations of acquired assets and liabilities and are subject to change based on the Company's finalization of asset and liability valuations.

As a result of post-closing adjustments on its 2016 acquisitions, the Company paid $17.0 million and recorded an additional $3.5 million of non-cash capital expenditures during the first quarter of 2017. The purchase prices for the Company’s 2016 acquisitions, as well as the fair values assigned to the acquired assets and assumed liabilities, remain preliminary as of March 31, 2017.

N.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017. The Company expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During 2016, the Company completed an analysis of the impact of the standard on its broad contract types. As a result, the Company anticipates that this standard will not have a material impact on net income. The Company is currently performing a detailed review of the impact of the standard on each of its contracts, which it expects to complete by mid-year 2017. The Company is evaluating the impact of the standard on its related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This standard will eliminate the cost method of accounting for equity investments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. The Company anticipates this standard will not have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The primary effect of adopting the new standard will be to record assets and obligations for contracts currently recognized as operating leases. The Company has completed a high level identification of agreements covered by this standard and will continue to evaluate the impact this standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is part of the FASB initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this standard in the first quarter of 2017 with no significant impact on its reported results or disclosures.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates this standard will not have a material impact on its financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company anticipates this standard will not have a material impact on its financial statements and related disclosures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements, and the notes thereto, included elsewhere in this report.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the gathering and transmission expansion projects); the timing, cost, capacity and expected interconnects with facilities and pipelines of the Mountain Valley Pipeline (MVP) project; the ultimate terms, partners and structure of Mountain Valley Pipeline, LLC (the MVP Joint Venture); technology (including drilling and completion techniques); monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves; potential future impairments of the Company's assets; projected capital expenditures and capital contributions; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Net income attributable to EQT Corporation for the three months ended March 31, 2017 was $164.0 million, $0.95 per diluted share, compared with $5.6 million, $0.04 per diluted share, for the three months ended March 31, 2016. The $158.4 million increase was primarily attributable to a 33% increase in the average realized price, increased gains on derivatives not designated as hedges, a 6% increase in production sales volumes and higher pipeline and net marketing services revenue, partly offset by higher income tax expense, higher operating expenses, higher interest expense and higher net income attributable to noncontrolling interests of EQGP and EQM.

EQT Production paid $9.0 million and received $109.1 million of net cash settlements for derivatives not designated as hedges for the three months ended March 31, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests of EQGP and EQM was $86.7 million for the three months ended March 31, 2017 compared to $82.8 million for the three months ended March 31, 2016. The $3.9 million increase was primarily the result of increased net income at EQM and increased ownership of EQM common units by third-parties.

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission firm reservation fee revenues.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2017	2016	%
NATURAL GAS
Sales volume (MMcf)	164,464	165,274	(0.5)
NYMEX price ($/MMBtu) (a)	$3.31	$2.08	59.1
Btu uplift	0.28	0.18	55.6
Natural gas price ($/Mcf)	$3.59	$2.26	58.8

Basis ($/Mcf) (b)	$(0.16)	$(0.42)	(61.9)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.03	0.20	(85.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.13)	$(0.22)	(40.9)

Average adjusted price ($/Mcf)	$3.46	$2.04	69.6
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.01	0.13	(92.3)
Cash settled derivatives (not designated as hedges) ($/Mcf)	(0.07)	0.46	(115.2)
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.40	$2.63	29.3

Natural gas sales, including cash settled derivatives	$559,199	$434,853	28.6

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	17,140	13,652	25.5
Sales volume (Mbbls)	2,857	2,275	25.6
Price ($/Bbl)	$31.41	$14.89	110.9
Cash settled derivatives (not designated as hedges) ($/Bbl)	(0.54)	—	(100.0)
Average NGL price, including cash settled derivatives ($/Bbl)	$30.87	$14.89	107.3

NGL sales	$88,197	$33,875	160.4
Ethane:
Sales volume (MMcfe) (c)	6,973	—	100.0
Sales volume (Mbbls)	1,162	—	100.0
Price ($/Bbl)	$6.65	$—	100.0
Ethane sales	$7,732	$—	100.0
Oil:
Sales volume (MMcfe) (c)	1,357	1,009	34.5
Sales volume (Mbbls)	226	168	34.5
Price ($/Bbl)	$43.75	$25.98	68.4
Oil sales	$9,896	$4,368	126.6

Total liquids sales volume (MMcfe) (c)	25,470	14,661	73.7
Total liquids sales volume (Mbbls)	4,245	2,443	73.8

Liquids sales	$105,825	$38,243	176.7

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$665,024	$473,096	40.6
Total sales volume (MMcfe)	189,934	179,935	5.6

Average realized price ($/Mcfe)	$3.50	$2.63	33.1

(a)	The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $3.32 and $2.09 for the three months ended March 31, 2017 and 2016, respectively).

(b)	Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)	Also referred to in this report as EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure, to EQT Production total operating revenues as reported under EQT Production Results of Operations, its most directly comparable financial measure calculated in accordance with GAAP. See Note F to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of EQT Production operating revenues to EQT Corporation total operating revenues as reported in the Statements of Consolidated Operations.

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

Calculation of EQT Production adjusted operating revenues	Three Months Ended March 31,
$ in thousands (unless noted)	2017	2016
EQT Production total operating revenues	$828,662	$483,707
(Deduct) add back:
Gain on derivatives not designated as hedges	(140,742)	(108,995)
Net cash settlements (paid) received on derivatives not designated as hedges	(8,967)	109,132
Premiums received (paid) for derivatives that settled during the period	526	(463)
Pipeline and net marketing services	(14,455)	(10,285)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$665,024	$473,096

Total sales volumes (MMcfe)	189,934	179,935

Average realized price ($/Mcfe)	$3.50	$2.63

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

As of December 31, 2016, the Company reports its results of operations through three business segments: EQT Production, EQT Gathering and EQT Transmission. The segment disclosures and discussions contained in this Quarterly Report on Form 10-Q have been recast to reflect the current reporting structure for all periods presented. Certain previously reported amounts have been reclassified to conform to the current year presentation under the current segment reporting structure.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	166,369	154,589	7.6
Other (b)	23,565	25,346	(7.0)
Total production sales volumes (c)	189,934	179,935	5.6

Average daily sales volumes (MMcfe/d)	2,110	1,977	6.7

Average realized price ($/Mcfe)	$3.50	$2.63	33.1

Gathering to EQT Gathering ($/Mcfe)	$0.48	$0.50	(4.0)
Transmission to EQT Transmission ($/Mcfe)	$0.23	$0.19	21.1
Third-party gathering and transmission ($/Mcfe)	$0.48	$0.28	71.4
Processing ($/Mcfe)	$0.23	$0.14	64.3
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.13	$0.15	(13.3)
Production taxes ($/Mcfe)	$0.11	$0.08	37.5
Production depletion ($/Mcfe)	$1.04	$1.07	(2.8)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$197,462	$191,995	2.8
Other DD&A	13,635	13,681	(0.3)
Total DD&A	$211,097	$205,676	2.6

Capital expenditures (thousands) (d)	$945,458	$237,566	298.0

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$673,465	$364,427	84.8
Pipeline and net marketing services	14,455	10,285	40.5
Gain on derivatives not designated as hedges	140,742	108,995	29.1
Total operating revenues	828,662	483,707	71.3

Operating expenses:
Gathering	106,915	100,416	6.5
Transmission	118,596	75,184	57.7
Processing	42,760	26,015	64.4
LOE, excluding production taxes	25,311	26,895	(5.9)
Production taxes	20,478	14,307	43.1
Exploration	3,122	3,123	—
Selling, general and administrative (SG&A)	42,953	37,569	14.3
DD&A	211,097	205,676	2.6
Total operating expenses	571,232	489,185	16.8
Operating income (loss)	$257,430	$(5,478)	(4,799.3)

(a)	Includes Upper Devonian wells.

(b)	Includes 2,462 and 3,953 MMcfe of Utica sales volume for the three months ended March 31, 2017 and 2016, respectively.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $45.3 million and $33.3 million for general leasing activity during the three months ended March 31, 2017 and 2016, respectively. The three months ended March 31, 2017 also includes $669.5 million of cash capital expenditures and $15.4 million of non-cash capital expenditures for the acquisitions discussed in Note M to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

EQT Production’s operating income totaled $257.4 million for the three months ended March 31, 2017 compared to operating loss of $5.5 million for the three months ended March 31, 2016.  The $262.9 million increase was primarily due to a higher average realized price, increased gains on derivatives not designated as hedges, increased sales volumes of produced natural gas and NGLs, and increased pipeline and net marketing services, partly offset by increased operating expenses.

Total operating revenues were $828.7 million for the three months ended March 31, 2017 compared to $483.7 million for the three months ended March 31, 2016.  Sales of natural gas, oil and NGLs increased as a result of a higher average realized price and a 6% increase in production sales volumes in the current period. EQT Production paid $9.0 million and received $109.1 million of net cash settlements for derivatives not designated as hedges for the three months ended March 31, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues. Changes in fair market value of derivative instruments prior to settlement are recognized in gain on derivatives not designated as hedges. The increase in production sales volumes was primarily the result of increased production from the 2015 and 2016 drilling programs, primarily in the Marcellus play, as well as the recent acquisition activity, partially offset by the normal production decline in the Company's producing wells.

The $0.87 per Mcfe increase in the average realized price for the three months ended March 31, 2017 was primarily due to the increase in the average NYMEX natural gas price net of cash settled derivatives of $0.68 per Mcf, an increase in liquid sales of $67.6 million and an increase in the average natural gas differential of $0.09 per Mcf. The increase in the average differential primarily related to higher basis partly offset by unfavorable cash settled basis swaps. Basis improved in the Appalachian Basin and at sales points reached through the Company’s transportation portfolio, particularly in the United States Northeast. The Company started flowing its produced volumes to its Rockies Express pipeline capacity and Texas Eastern Transmission Gulf Markets pipeline capacity in the fourth quarter of 2016, which resulted in a favorable impact to basis for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Pipeline and net marketing services primarily includes gathering revenues for gathering services provided to third parties and both the cost of, and recoveries on, third-party pipeline capacity not used to transport its produced volumes. The $4.2 million increase primarily related to costs, net of recoveries, for the Company’s Rockies Express Pipeline capacity in 2016.

EQT Production total operating revenues for the three months ended March 31, 2017 included a $140.7 million gain on derivatives not designated as hedges compared to a $109.0 million gain for the three months ended March 31, 2016. The gains for the three months ended March 31, 2017 primarily related to increases in the fair market value of EQT Production’s NYMEX swaps due to decreased NYMEX prices.

Operating expenses totaled $571.2 million for the three months ended March 31, 2017 compared to $489.2 million for the three months ended March 31, 2016. Gathering expense increased primarily due to increased third-party volumetric charges. Transmission expense increased $33.9 million related to increased third-party costs and $9.5 million primarily due to increased firm capacity on contracts with affiliates incurred to move EQT Production’s natural gas out of the Appalachian Basin. Processing expense increased as a result of increased production volumes and increased processing capacity acquired through recent acquisitions.

The decrease in LOE was primarily due to $3.7 million of decreased personnel costs, including $1.7 million of costs related to the consolidation of the Company’s Huron operations during the three months ended March 31, 2016, partly offset by a $2.5 million increase in salt water disposal costs in 2017 as a result of decreased recycling in the Marcellus Shale and other operational costs related to the Company’s recent acquisitions. Production taxes increased $3.9 million as a result of higher severance taxes on higher market sales prices partly offset by the expiration of the West Virginia volume based tax in 2016. The state of West Virginia previously imposed a $0.047 per Mcf additional volume based severance tax that was terminated on July 1, 2016. Production taxes also increased by $2.3 million due to an increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania during the three months ended March 31, 2017.

SG&A expense increased $5.4 million primarily due to $6.3 million of increased legal and environmental expenses and higher professional service and personnel costs, partly offset by $2.1 million of reduced costs related to the consolidation of the Company’s Huron operations during the three months ended March 31, 2016 and a $1.7 million reduction to the reserve for uncollectible accounts. DD&A expense increased on higher production depletion as a result of higher produced volumes partly offset by a lower overall depletion rate in the first quarter of 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT GATHERING

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$94,271	$82,007	15.0
Volumetric based fee revenues:
Usage fees under firm contracts (a)	4,821	10,452	(53.9)
Usage fees under interruptible contracts	3,237	5,550	(41.7)
Total volumetric based fee revenues	8,058	16,002	(49.6)
Total operating revenues	102,329	98,009	4.4

Operating expenses:
Operating and maintenance	10,455	8,945	16.9
Selling, general and administrative	9,425	9,197	2.5
Depreciation and amortization	8,860	7,263	22.0
Total operating expenses	28,740	25,405	13.1

Operating income	$73,589	$72,604	1.4

OPERATIONAL DATA
Gathered volumes (BBtu per day):
Firm capacity reservation	1,728	1,424	21.3
Volumetric based services (b)	224	473	(52.6)
Total gathered volumes	1,952	1,897	2.9

Capital expenditures	$48,838	$73,087	(33.2)

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Gathering revenues increased by $4.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 driven primarily by third party production development in the Marcellus Shale. EQT Gathering increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts following the completion of part of the Range Resources Corporation (Range Resources) Header Pipeline project and a Northern West Virginia Marcellus gathering system (NWV Gathering) expansion project, which together resulted in increased firm gathering capacity of approximately 330 MMcf per day. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $3.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Operating and maintenance expense increased primarily as a result of higher allocations, including personnel costs, from the Company. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$92,274	$70,109	31.6
Volumetric based fee revenues:
Usage fees under firm contracts (a)	2,857	13,429	(78.7)
Usage fees under interruptible contracts	5,966	4,239	40.7
Total volumetric based fee revenues	8,823	17,668	(50.1)
Total operating revenues	101,097	87,777	15.2

Operating expenses:
Operating and maintenance	9,831	8,191	20.0
Selling, general and administrative	8,055	8,326	(3.3)
Depreciation and amortization	11,687	6,744	73.3
Total operating expenses	29,573	23,261	27.1

Operating income	$71,524	$64,516	10.9

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,119	1,622	30.6
Volumetric based services (b)	31	487	(93.6)
Total transmission pipeline throughput	2,150	2,109	1.9

Average contracted firm transmission reservation commitments (BBtu per day)	3,743	3,005	24.6

Capital expenditures	$21,389	$60,071	(64.4)

(a)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Transmission and storage revenues increased by $13.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional capacity under firm contracts, primarily on the Ohio Valley Connector (OVC), as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $6.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on OVC.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income Statement Items

Other Income

For the three months ended March 31, 2017 and 2016, the Company recorded equity in earnings of nonconsolidated investments of $4.3 million and $1.6 million, respectively, related to EQM's portion of the MVP Joint Venture's Allowance for Funds Used During Construction (AFUDC) on the MVP project.

For the three months ended March 31, 2017 and 2016, the Company recorded AFUDC of $1.7 million and $2.9 million, respectively, on regulated construction projects. This decrease was mainly attributable to completion of the OVC project in 2016.

For the three months ended March 31, 2017, other income was partly offset by losses on the sale of trading securities.

Income Tax Expense

Income tax expense was $100.7 million for the three months ended March 31, 2017, compared to $7.4 million for the three months ended March 31, 2016. The increase was attributable to the increase in EQT Production segment operating income for the three months ended March 31, 2017 compared to March 31, 2016. The Company’s effective income tax rate differed from the U.S. Federal statutory rate of 35% for both periods primarily because the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop, its reserves of natural gas and NGLs. Despite the continued low price environment for natural gas and NGLs, the Company believes the long-term outlook for its business is favorable due to the Company’s substantial resource base, low cost structure, financial strength, risk management, including its commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.42 per MMBtu to a low of $2.44 per MMBtu from January 1, 2017 through March 31, 2017. In addition, the market price for natural gas in the Appalachian Basin was lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations.

Total capital investment by EQT in 2017, excluding acquisitions, is expected to be approximately $2.0 billion (including EQM). Capital spending for well development (primarily drilling and completion) of approximately $1.3 billion in 2017 is expected to support the drilling of approximately 207 gross wells, which includes 119 Marcellus wells, 81 Upper Devonian wells and 7 Utica wells. Estimated 2017 sales volumes are now expected to be 835 - 855 Bcfe, which includes volume growth of approximately 85 Bcfe, the majority of which stems from the previous year's drilling program. The majority of the volume expected from the 2017 drilling program will be realized in 2018. In subsequent years, EQT maintains the ability to deliver annual volume growth of 15 - 20% for several years. The anticipated total NGLs volumes are expected to be 18,060 - 18,660 Mbbls in 2017. To support continued growth in production, the Company plans to invest approximately $0.5 billion on midstream infrastructure through EQM. The 2017 capital investment plan for EQT Production is expected to be funded by cash generated from operations and cash on hand. EQM's available sources of liquidity include cash generated from operations, borrowings under its credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership interests.

See "Impairment of Oil and Gas Properties" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. As a result of its first quarter 2017 evaluations, the Company did not recognize an impairment charge for proved properties. However, a further decline in the average five-year forward realized prices in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at March 31, 2017.

The Company continues to focus on creating and maximizing shareholder value by developing its Marcellus and Upper Devonian reserves and making midstream investments in projects that support EQT Production and third parties while maintaining a strong balance sheet. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into its highest value development opportunities. The Company continues to pursue transactions that would add to its Marcellus, Upper Devonian and Utica positions and would consider acquiring assets or companies of various sizes within those positions.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

During the first quarter of 2017, the Company’s cash on hand decreased by $204.2 million primarily as a result of capital expenditures exceeding the net cash provided by operating activities and proceeds from sales of trading securities.

Operating Activities

Net cash flows provided by operating activities totaled $514.8 million for the three months ended March 31, 2017 compared to $284.9 million for the three months ended March 31, 2016.  The $229.9 million increase in cash flows provided by operating activities was primarily the result of higher operating income, the reasons for which are discussed in the section captioned "Corporate Overview" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the timing of payments, partly offset by lower cash settlements on derivatives not designated as hedges.

The Company's cash flows from operating activities will be impacted by future movements in the market price for commodities. The Company is unable to predict these future price movements outside of the current market view as reflected in forward strip pricing. Refer to "Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices may have an adverse effect upon our revenue, profitability, future rate of growth, liquidity and financial position" under Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Investing Activities

Net cash flows used in investing activities totaled $641.9 million for the three months ended March 31, 2017 compared to $396.7 million for the three months ended March 31, 2016. The $245.2 million increase was primarily due to the Company's acquisitions during the three months ended March 31, 2017 and an increase in drilling and completions activity, partly offset by cash received from the sale of trading securities. The Company spud 48 gross wells in the first quarter of 2017, including 28 horizontal Marcellus wells, 19 horizontal Upper Devonian wells and one horizontal Utica well. The Company spud 16 gross wells in the first quarter of 2016, including 15 horizontal Marcellus wells and one horizontal Utica well. The increase in drilling and completions spending was partly offset by decreased spending on the following projects: the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. The OVC project, part of the Range Resources Header Pipeline project and a prior expansion project in the NWV Gathering development area were placed into service in the fourth quarter of 2016.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows for the three months ended March 31, 2017 and 2016 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The impact of these non-cash items was $21.0 million and $(24.3) million for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures for acquisitions as reported on the Statement of Condensed Consolidated Cash Flows for the three months ended March 31, 2017 also excluded non-cash capital expenditures of $15.4 million related to the Company's acquisitions.

Financing Activities

Net cash flows used in financing activities totaled $77.1 million for the three months ended March 31, 2017 compared to net cash flows provided by financing activities of $67.0 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the primary financing uses of cash were distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards. There was no cash provided by financing activities during the period. During the three months ended March 31, 2016, the primary source of financing cash flows was net proceeds from its public offering of common stock; the primary financing uses of cash were net credit facility repayments under the EQM credit facility, distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements and contractual and legal restrictions and other factors.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2017.  Changes in credit ratings may affect the Company’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service (Moody's)	Baa3	Stable
Standard & Poor’s Ratings Service (S&P)	BBB	Stable
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at March 31, 2017.  Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable

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

The Company has a $1.5 billion unsecured credit facility that expires in February 2019; the Company had no amounts outstanding under the facility as of March 31, 2017. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of March 31, 2017, the Company was in compliance with all debt provisions and covenants.

EQM has a $750 million unsecured credit facility that expires in February 2019; EQM had no amounts outstanding under the facility as of March 31, 2017. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s $750 million credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).  As of March 31, 2017, EQM was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility) that matures on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM's $750 million credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $750 million credit facility and (ii) 10 basis points. During the three months ended March 31, 2017, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $50 million and the average daily balance was approximately $26 million. EQM had no borrowings outstanding under the 364-Day Facility as of March 31, 2017 and December 31, 2016.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of April 27, 2017.

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

As of April 25, 2017, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2017 through 2019 were:

NYMEX Swaps	2017 (a)(b)	2018 (b)(c)	2019
Total Volume (Bcf)	335	178	19
Average Price per Mcf (NYMEX) (d)	$3.35	$3.17	$3.12
Collars
Total Volume (Bcf)	18	18	—
Average Floor Price per Mcf (NYMEX) (d)	$3.06	$3.16	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.93	$3.63	$—

(a)     April through December 31.
(b)     The Company also sold calendar year 2017 and 2018 calls/swaptions for approximately 24 Bcf and 40 Bcf, respectively, at strike prices of $3.53 per Mcf and $3.46 per Mcf, respectively.

(c)	For 2017 and 2018, the Company also sold puts for approximately 3 Bcf at a strike price of $2.63 per Mcf.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data." The Company has fixed price physical sales for the remainder of 2017 and 2018 of 49 Bcf and 11 Bcf, respectively, at average prices of $3.24 per Mcf and $3.22 per Mcf, respectively. For 2017 and 2018, the Company has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. For 2018 and 2019, the Company has a natural gas sales agreement for approximately 7 Bcf per year that includes a NYMEX floor price of $2.16 per Mcf and a ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGL exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Off-Balance Sheet Arrangements

See Note D to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the MVP Joint Venture guarantee.

Dividend

On April 19, 2017, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable June 1, 2017, to the Company’s shareholders of record at the close of business on May 12, 2017.

See Notes B and C to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of EQGP's and EQM's distributions, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2017.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs. The market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. Prolonged low, and/or significant or extended declines in, natural gas and NGL prices could adversely affect, among other things, the Company’s development plans, which would decrease the pace of development and the level of the Company’s proved reserves. Such changes or similar impacts on third-party shippers on the Company's midstream assets could also impact the Company’s revenues, earnings or liquidity and could result in material non-cash impairments to the recorded value of the Company’s property, plant and equipment.

In addition to the ability to elect to slow capital spending in periods of prolonged low, and/or significant declines in, natural gas and NGL prices, the Company uses derivatives to reduce the effects of commodity price volatility. The Company’s use of derivatives is further described in Note G to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The Company uses derivative commodity instruments that are typically placed with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge and Financial Risk Committee and reviewed by the Audit Committee of the Company’s Board of Directors.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 681 Bcf of natural gas and 1,008 Mbbls of NGLs as of March 31, 2017, and 646 Bcf of natural gas and 1,095 Mbbls of NGLs as of December 31, 2016. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2017 and December 31, 2016 levels would have increased the fair value of natural gas derivative instruments by approximately $182.7 million and $179.0 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the March 31, 2017 and December 31, 2016 levels would have decreased the fair value of natural gas derivative instruments by approximately $186.0 million and $181.8 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2017 and December 31, 2016. The price change was then applied to the natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Approximately 30%, or $59.4 million, of the Company’s OTC derivative contracts outstanding at March 31, 2017 had a positive fair value. Approximately 11%, or $33.1 million, of the Company’s OTC derivative contracts outstanding at December 31, 2016 had a positive fair value.

As of March 31, 2017, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales or transportation of natural gas. A significant amount of revenues and related accounts receivable are generated from the sale of produced natural gas and NGLs to certain marketers, utility and industrial customers located mainly in the Appalachian Basin and the northeastern United States as well as the Permian Basin of Texas and a gas processor in Kentucky and West Virginia. The Company's current transportation portfolio also enables the Company to reach markets along the Gulf Coast and Midwestern portions of the United States. Similarly, revenues and related accounts receivable are generated from the gathering, transmission and storage of natural gas in the Appalachian Basin for independent producers, local distribution companies and marketers.

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of March 31, 2017, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of March 31, 2017, EQM had no borrowings or letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2017:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2017 (January 1 – January 31)	5,347	$64.07	—	700,000
February 2017 (February 1 – February 28)	1,228	62.63	—	700,000
March 2017 (March 1 – March 31)	3,004	57.78	—	700,000
Total	9,579	$61.91	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of March 31, 2017, the Company had repurchased 300,000 shares under this authorization since its inception.

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
 Date:  April 27, 2017

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