Form 10-Q
period 2017-06-30
EQT Corp
filed 2017-07-27
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

As of June 30, 2017, 173,327 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$576,714	$304,532	$1,250,179	$668,959
Pipeline and net marketing services	67,853	57,692	151,169	129,339
Gain (loss) on derivatives not designated as hedges	46,326	(234,693)	187,068	(125,698)
Total operating revenues	690,893	127,531	1,588,416	672,600

Operating expenses:
Transportation and processing	134,818	84,207	268,524	161,400
Operation and maintenance	20,581	16,353	40,867	33,489
Production	44,393	45,891	90,182	87,093
Exploration	3,481	3,591	6,603	6,714
Selling, general and administrative	57,009	77,352	129,067	135,335
Depreciation, depletion and amortization	240,817	224,629	472,735	445,860
Total operating expenses	501,099	452,023	1,007,978	869,891

Operating income (loss)	189,794	(324,492)	580,438	(197,291)

Other income	6,638	7,644	10,019	12,484
Interest expense	44,078	36,305	86,733	72,485
Income (loss) before income taxes	152,354	(353,153)	503,724	(257,292)
Income tax expense (benefit)	29,709	(172,346)	130,374	(164,910)
Net income (loss)	122,645	(180,807)	373,350	(92,382)
Less: Net income attributable to noncontrolling interests	81,519	77,838	168,232	160,627
Net income (loss) attributable to EQT Corporation	$41,126	$(258,645)	$205,118	$(253,009)

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	173,462	166,801	173,320	161,909
Net income (loss)	$0.24	$(1.55)	$1.18	$(1.56)
Diluted:
Weighted average common stock outstanding	173,582	166,801	173,525	161,909
Net income (loss)	$0.24	$(1.55)	$1.18	$(1.56)
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Net income (loss)	$122,645	$(180,807)	$373,350	$(92,382)

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(1,101), $(10,701), $(1,685), and $(19,040)	(1,672)	(15,940)	(2,560)	(28,364)
Interest rate, net of tax expense of $27, $27, $52, and $52	36	36	72	72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $49, $6,100, $98, and $6,235	77	9,622	153	9,835
Other comprehensive loss	(1,559)	(6,282)	(2,335)	(18,457)
Comprehensive income (loss)	121,086	(187,089)	371,015	(110,839)
Less: Comprehensive income attributable to noncontrolling interests	81,519	77,838	168,232	160,627
Comprehensive income (loss) attributable to EQT Corporation	$39,567	$(264,927)	$202,783	$(271,466)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$373,350	$(92,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	130,088	(165,594)
Depreciation, depletion and amortization	472,735	445,860
Asset and lease impairments	4,101	4,063
(Recoveries of) provision for losses on accounts receivable	(962)	552
Other income	(10,019)	(12,484)
Stock-based compensation expense	21,297	23,877
(Gain) loss on derivatives not designated as hedges	(187,068)	125,698
Cash settlements (paid) received on derivatives not designated as hedges	(20,158)	195,229
Pension settlement charge	—	9,403
Changes in other assets and liabilities:
Accounts receivable	32,013	6,137
Accounts payable	5,759	(15,595)
Other items, net	(12,142)	(31,360)
Net cash provided by operating activities	808,994	493,404

Cash flows from investing activities:
Capital expenditures	(680,456)	(821,738)
Capital expenditures for acquisitions	(811,207)	—
Deposit on acquisition	—	(10,000)
Sales of investments in trading securities	283,758	—
Capital contributions to Mountain Valley Pipeline, LLC	(59,940)	(40,663)
Sales of interests in Mountain Valley Pipeline, LLC	—	12,533
Restricted cash, net	75,000	—
Net cash used in investing activities	(1,192,845)	(859,868)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	—	1,226,006
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	—	217,102
Increase in borrowings on EQT Midstream Partners, LP credit facility	—	260,000
Decrease in borrowings on EQT Midstream Partners, LP credit facility	—	(559,000)
Dividends paid	(10,413)	(9,776)
Distributions to noncontrolling interests	(111,994)	(87,911)
Proceeds from awards under employee compensation plans	—	2,040
Cash paid for taxes related to net settlement of share-based incentive awards	(17,573)	(26,195)
Bridge facility structuring and related fees	(7,350)	—
Repurchase of common stock	(15)	(17)
Net cash (used in) provided by financing activities	(147,345)	1,022,249
Net change in cash and cash equivalents	(531,196)	655,785
Cash and cash equivalents at beginning of period	1,103,540	1,601,232
Cash and cash equivalents at end of period	$572,344	$2,257,017

Cash paid during the period for:
Interest, net of amount capitalized	$89,554	$73,763
Income taxes, net	$9,702	$1,294

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$572,344	$1,103,540
Trading securities	—	286,396
Accounts receivable (less accumulated provision for doubtful accounts: $5,961 at June 30, 2017 and $6,923 at December 31, 2016)	310,975	341,628
Derivative instruments, at fair value	85,442	33,053
Prepaid expenses and other	28,092	63,602
Total current assets	996,853	1,828,219

Property, plant and equipment	19,769,299	18,216,775
Less: accumulated depreciation and depletion	5,512,037	5,054,559
Net property, plant and equipment	14,257,262	13,162,216

Restricted cash	—	75,000
Investment in nonconsolidated entity	260,737	184,562
Other assets	209,159	222,925
Total assets	$15,724,011	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$707,189	$—
Accounts payable	368,422	309,978
Derivative instruments, at fair value	107,880	257,943
Other current liabilities	172,235	236,719
Total current liabilities	1,355,726	804,640

Long-term debt	2,584,973	3,289,459
Deferred income taxes	1,876,324	1,760,004
Other liabilities and credits	529,418	499,572
Total liabilities	6,346,441	6,353,675

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 177,896 at June 30, 2017 and 177,896 at December 31, 2016	3,440,691	3,440,185
Treasury stock, shares at cost: 4,569 at June 30, 2017 (including 250 held in rabbi trust) and 5,069 at December 31, 2016 (including 226 held in rabbi trust)	(82,000)	(91,019)
Retained earnings	2,703,778	2,509,073
Accumulated other comprehensive (loss) income	(293)	2,042
Total common shareholders’ equity	6,062,176	5,860,281
Noncontrolling interests in consolidated subsidiaries	3,315,394	3,258,966
Total equity	9,377,570	9,119,247
Total liabilities and equity	$15,724,011	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net (loss) income			(253,009)		160,627	(92,382)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(19,040)				(28,364)		(28,364)
Interest rate, net of tax expense of $52				72		72
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6,235				9,835		9,835
Dividends ($0.06 per share)			(9,776)			(9,776)
Stock-based compensation plans, net	643	9,862			161	10,023
Distributions to noncontrolling interests ($1.455 and $0.256 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(87,911)	(87,911)
Issuance of common shares of EQT Corporation	19,550	1,226,006				1,226,006
Issuance of common units of EQT Midstream Partners, LP					217,102	217,102
Changes in ownership of consolidated subsidiaries		25,293			(40,487)	(15,194)
Balance, June 30, 2016	172,747	$3,310,362	$2,719,427	$27,921	$3,199,743	$9,257,453

Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			205,118		168,232	373,350
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(1,685)				(2,560)		(2,560)
Interest rate, net of tax expense of $52				72		72
Other post-retirement benefit liability adjustment, net of tax expense of $98				153		153
Dividends ($0.06 per share)			(10,413)			(10,413)
Stock-based compensation plans, net	500	9,525			190	9,715
Distributions to noncontrolling interests ($1.74 and $0.368 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(111,994)	(111,994)
Balance, June 30, 2017	173,327	$3,358,691	$2,703,778	$(293)	$3,315,394	$9,377,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2017 and December 31, 2016, the results of its operations for the three and six month periods ended June 30, 2017 and 2016 and its cash flows and equity for the six month periods ended June 30, 2017 and 2016.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

For further information on the Company, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of June 30, 2017, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. The Company is the ultimate parent company of EQGP and EQM.

The Company consolidates the results of EQGP but records an income tax provision only on its ownership percentage of EQGP earnings.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners (i.e., the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) in its financial statements.

On July 25, 2017, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the second quarter of 2017 of $0.21 per common unit, or approximately $55.9 million.  The distribution will be paid on August 23, 2017 to unitholders of record, including the Company, at the close of business on August 4, 2017.

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

On July 25, 2017, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2017 of $0.935 per common unit. The cash distribution will be paid on August 14, 2017 to unitholders of record, including EQGP, at the close of business on August 4, 2017. Based on the 80,581,758 EQM common units outstanding on July 27, 2017, the aggregate cash distributions by EQM to EQGP for the second quarter 2017 will be approximately $56.5 million consisting of: $20.4 million in respect of its limited partner interest, $1.9 million in respect of its general partner interest and $34.2 million in respect of its IDRs. These distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2017 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

D.        Investment in Nonconsolidated Entity

As of June 30, 2017, EQM owned a 45.5% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture). The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company. On June 23, 2017, the Federal Energy Regulatory Commission (FERC) issued the Final Environmental Impact Statement for the project, and the MVP Joint Venture anticipates receiving the FERC certificate by the fourth quarter of 2017. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

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

In May 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $18.3 million, of which $5.5 million was paid on July 13, 2017 and the remaining $12.8 million is expected to be paid on August 15, 2017. The capital contribution payable has been reflected on the Condensed Consolidated Balance Sheet as of June 30, 2017 with a corresponding increase to the Company's investment in the MVP Joint Venture.

The Company’s ownership share of the earnings for the three months ended June 30, 2017 and 2016 related to the MVP Joint Venture was $5.1 million and $1.9 million, respectively. The Company’s ownership share of the earnings for the six months ended June 30, 2017 and 2016 related to the MVP Joint Venture was $9.4 million and $3.4 million, respectively. These earnings are reported in other income on the Statements of Consolidated Operations for the periods presented.

As of June 30, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC's initial release to begin construction of the MVP, EQM's guarantee will terminate; EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of June 30, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $352 million, which included the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of June 30, 2017 and amounts which could have become due under the performance guarantee as of that date.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of June 30, 2017 and December 31, 2016.

Classification	June 30, 2017	December 31, 2016
	(Thousands)
Assets:
Cash and cash equivalents	$12,787	$60,453
Accounts receivable	21,261	20,662
Prepaid expenses and other	2,320	5,745
Property, plant and equipment, net	2,696,154	2,578,834
Other assets	281,993	206,104
Liabilities:
Accounts payable	$42,755	$35,831
Other current liabilities	41,589	32,242
Long-term debt	986,542	985,732
Other liabilities and credits	9,974	9,562

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three and six months ended June 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Operating revenues	$198,966	$178,042	$402,392	$363,828
Operating expenses	58,463	49,787	117,988	99,410
Other expenses (income)	1,949	(2,832)	3,862	(2,448)
Net income	$138,554	$131,087	$280,542	$266,866

Net cash provided by operating activities	$158,886	$159,475	$319,655	$275,119
Net cash used in investing activities	(125,612)	(213,377)	(207,299)	(336,899)
Net cash (used in) provided by financing activities	(63,255)	137,883	(160,022)	(214,821)

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

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2017	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$576,714	$—	$—	$—	$576,714
Pipeline and net marketing services	8,061	112,145	86,821	(139,174)	67,853
Gain on derivatives not designated as hedges	46,326	—	—	—	46,326
Total operating revenues	$631,101	$112,145	$86,821	$(139,174)	$690,893

Three Months Ended June 30, 2016	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$304,532	$—	$—	$—	$304,532
Pipeline and net marketing services	7,114	100,155	77,887	(127,464)	57,692
Loss on derivatives not designated as hedges	(234,693)	—	—	—	(234,693)
Total operating revenues	$76,953	$100,155	$77,887	$(127,464)	$127,531

Six Months Ended June 30, 2017	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,250,179	$—	$—	$—	$1,250,179
Pipeline and net marketing services	22,516	214,474	187,918	(273,739)	151,169
Gain on derivatives not designated as hedges	187,068	—	—	—	187,068
Total operating revenues	$1,459,763	$214,474	$187,918	$(273,739)	$1,588,416

Six Months Ended June 30, 2016	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$668,959	$—	$—	$—	$668,959
Pipeline and net marketing services	17,399	198,164	165,664	(251,888)	129,339
Loss on derivatives not designated as hedges	(125,698)	—	—	—	(125,698)
Total operating revenues	$560,660	$198,164	$165,664	$(251,888)	$672,600

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Operating income (loss):
EQT Production	$52,765	$(447,735)	$310,195	$(453,213)
EQT Gathering	83,310	73,175	156,899	145,779
EQT Transmission	57,782	55,854	129,306	120,370
Unallocated expenses (a)	(4,063)	(5,786)	(15,962)	(10,227)
Total operating income (loss)	$189,794	$(324,492)	$580,438	$(197,291)

(a)	Unallocated expenses consist primarily of compensation expense and administrative costs, including the Rice Merger (defined in Note N) acquisition-related expenses.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of operating income (loss) to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Total operating income (loss)	$189,794	$(324,492)	$580,438	$(197,291)
Other income	6,638	7,644	10,019	12,484
Interest expense	44,078	36,305	86,733	72,485
Income tax expense (benefit)	29,709	(172,346)	130,374	(164,910)
Net income (loss)	$122,645	$(180,807)	$373,350	$(92,382)

	As of June 30, 2017	As of December 31, 2016
	(Thousands)
Segment assets:
EQT Production	$11,884,454	$10,923,824
EQT Gathering	1,329,333	1,225,686
EQT Transmission	1,429,385	1,399,201
Total operating segments	14,643,172	13,548,711
Headquarters assets, including cash and short-term investments	1,080,839	1,924,211
Total assets	$15,724,011	$15,472,922

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$219,211	$208,809	$430,308	$414,485
EQT Gathering	9,555	7,594	18,415	14,857
EQT Transmission	11,845	6,937	23,532	13,681
Other	206	1,289	480	2,837
Total	$240,817	$224,629	$472,735	$445,860

Expenditures for segment assets (b):
EQT Production (c)	$455,721	$234,325	$1,401,179	$471,891
EQT Gathering	53,708	86,278	102,546	159,365
EQT Transmission	29,978	115,946	51,367	176,017
Other	2,967	2,880	4,595	5,702
Total	$542,374	$439,429	$1,559,687	$812,975

(b)	Includes the capitalized portion of non-cash stock-based compensation expense and the impact of capital accruals.

(c)
Expenditures for segment assets in the EQT Production segment included $49.6 million and $34.8 million for general leasing activity during the three months ended June 30, 2017 and 2016, respectively, and $94.9 million and $68.1 million for general leasing activity during the six months ended June 30, 2017 and 2016, respectively. The three and six months ended June 30, 2017 also includes $141.7 million and $811.2 million of cash capital expenditures, respectively, for the acquisitions discussed in Note M. During the six months ended June 30, 2017, the Company also incurred $9.7 million of non-cash capital expenditures for the acquisitions discussed in Note M.

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

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of June 30, 2017 and December 31, 2016, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated other comprehensive income (OCI) will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. As of June 30, 2017 and December 31, 2016, the Company deferred net gains of $7.0 million and $9.6 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. The Company estimates that approximately $3.0 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of June 30, 2017 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	$1,672	$15,940	$2,560	$28,364

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(72)	$(72)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in operating revenues	$46,326	$(234,693)	$187,068	$(125,698)

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 614 Bcf of natural gas and 735 Mbbls of NGLs as of June 30, 2017, and 646 Bcf of natural gas and 1,095 Mbbls of NGLs as of December 31, 2016. The open positions at June 30, 2017 and December 31, 2016 had maturities extending through December 2020.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of June 30, 2017 and December 31, 2016.

As of June 30, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$85,442	$(49,465)	$—	$35,977
Liability derivatives:
Derivative instruments, at fair value	$107,880	$(49,465)	$—	$58,415

As of December 31, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$33,053	$(23,373)	$—	$9,680
Liability derivatives:
Derivative instruments, at fair value	$257,943	$(23,373)	$—	$234,570

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds.  The additional collateral can be up to 100% of the derivative liability.  As of June 30, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $12.2 million, for which the Company had no collateral posted on June 30, 2017.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2017, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at June 30, 2017.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$85,442	$—	$85,442	$—
Liabilities
Derivative instruments, at fair value	$107,880	$—	$107,880	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Trading securities	$286,396	$—	$286,396	$—
Derivative instruments, at fair value	$33,053	$—	$33,053	$—
Liabilities
Derivative instruments, at fair value	$257,943	$—	$257,943	$—

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

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.5 billion at June 30, 2017 and December 31, 2016. The carrying

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.3 billion at June 30, 2017 and December 31, 2016.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

I.                       Income Taxes

For the six months ended June 30, 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter. The Company determined small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate and thus an estimated annual effective tax rate would not provide a reliable estimate for the six months ended June 30, 2016. As a consequence, the Company used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2016.

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

The Company had consolidated pre-tax income for the six months ended June 30, 2017, compared to a consolidated pre-tax loss for the six months ended June 30, 2016. The Company’s effective tax rate for the six months ended June 30, 2017 was 25.9% compared to 64.1% for the six months ended June 30, 2016. The decrease in the effective income tax rate was attributable to the Company's consolidated pre-tax income for the six months ended June 30, 2017, for which EQGP's income allocated to the noncontrolling limited partners reduced the effective tax rate. The Company's pre-tax income increased primarily due to an increase in EQT Production segment operating income during the period resulting primarily from a higher average realized price and gains on derivatives not designated as hedges for the six months ended June 30, 2017.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended June 30, 2017.

J.                       Revolving Credit Facilities

The Company has a $1.5 billion unsecured revolving credit facility that expires in February 2019. The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of June 30, 2017 or December 31, 2016 or at any time during the three and six months ended June 30, 2017 and 2016.

EQM has a $750 million credit facility that expires in February 2019. EQM had no borrowings and no letters of credit outstanding under the $750 million credit facility as of June 30, 2017 or December 31, 2016. There were no borrowings outstanding at any time during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $128 million and $299 million, respectively, and the average daily balance was approximately $33 million and $83 million, respectively. Interest was incurred at a weighted average annual interest rate of approximately 1.9% for the three and six months ended June 30, 2016.

See “Capital Resources and Liquidity” in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for description of the proposed amendments to the Company's $1.5 billion revolving credit facility and EQM's $750 million credit facility.

K.                            Earnings Per Share

Potentially dilutive securities (options and restricted stock awards) included in the calculation of diluted earnings per share totaled 120,228 and 204,430 for the three and six months ended June 30, 2017, respectively. Options to purchase common stock excluded from potentially dilutive securities because they were anti-dilutive totaled 713,800 and 473,700 for the three and six months ended June 30, 2017, respectively. In periods when the Company reports a net loss, all options and restricted stock awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. Due to the Company's net loss for the three and six months ended June 30, 2016, all outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share. The excluded options and restricted stock awards totaled 1,760,780

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

and 1,859,890 for the three and six months ended June 30, 2016, respectively. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended June 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2017	$8,719		$(663)		$(6,790)		$1,266
(Gains) losses reclassified from accumulated OCI, net of tax	(1,672)	(a)	36	(a)	77	(b)	(1,559)
Accumulated OCI (loss), net of tax, as of June 30, 2017	$7,047		$(627)		$(6,713)		$(293)

	Three Months Ended June 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2016	$52,338		$(807)		$(17,328)		$34,203
(Gains) losses reclassified from accumulated OCI, net of tax	(15,940)	(a)	36	(a)	9,622	(b)	(6,282)
Accumulated OCI (loss), net of tax, as of June 30, 2016	$36,398		$(771)		$(7,706)		$27,921

	Six Months Ended June 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(2,560)	(a)	72	(a)	153	(b)	(2,335)
Accumulated OCI (loss), net of tax, as of June 30, 2017	$7,047		$(627)		$(6,713)		$(293)

	Six Months Ended June 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2016	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(28,364)	(a)	72	(a)	9,835	(b)	(18,457)
Accumulated OCI (loss), net of tax, as of June 30, 2016	$36,398		$(771)		$(7,706)		$27,921

(a)   See Note G for additional information.
(b)   The accumulated OCI reclassification for the three and six months ended June 30, 2017 is attributable to the net actuarial loss and net prior service cost related to the Company’s post-retirement benefit plans. The accumulated OCI reclassification for the three and six months ended June 30, 2016 is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans. See Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

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

On June 30, 2017, the Company acquired approximately 11,000 net Marcellus acres, and the associated Utica drilling rights, from a third-party for $83.5 million. The acquired acres are primarily located within Allegheny, Washington and Westmoreland Counties of Pennsylvania.

In connection with the acquisitions which occurred during the six months ended June 30, 2017, the Company paid net cash of $736.0 million. The purchase prices remain subject to customary post-closing adjustments as of June 30, 2017. The preliminary fair value assigned to the acquired property, plant and equipment as of the opening balance sheet dates totaled $747.9 million. In connection with the 2017 acquisitions, the Company assumed approximately $7.2 million of net current liabilities and $4.7 million of non-current liabilities. The amounts presented in the financial statements represent the Company's estimates based on preliminary valuations of acquired assets and liabilities and are subject to change based on the Company's finalization of asset and liability valuations.

As a result of post-closing adjustments on its 2016 acquisitions, the Company paid $75.2 million for additional undeveloped acreage and recorded other non-cash adjustments which reduced the preliminary fair values assigned to the acquired property, plant and equipment by $2.2 million during the six months ended June 30, 2017. The purchase prices for the Company’s 2016 acquisitions, as well as the fair values assigned to the acquired assets and assumed liabilities, remain preliminary as of June 30, 2017.

N.                        Rice Merger

On June 19, 2017, the Company entered into an Agreement and Plan of Merger (the Rice Merger Agreement) with Rice Energy Inc. (Rice) (NYSE: RICE), pursuant to which Rice will merge with and into a wholly owned indirect subsidiary of EQT through a series of transactions (the Rice Merger).  If the Rice Merger is completed, each share of the common stock of Rice (Rice Common Stock) issued and outstanding immediately prior to the effective time (the Effective Time) of the Rice Merger (other than shares excluded by the Rice Merger Agreement) will be converted into the right to receive 0.37 of a share of the common stock of the Company (EQT Common Stock) and $5.30 in cash (collectively, the Merger Consideration).

Based on the closing price of EQT Common Stock on the New York Stock Exchange on June 16, 2017, the last trading day before the public announcement of the Rice Merger, the aggregate value of the Merger Consideration payable to Rice stockholders was approximately $6.7 billion.  The Company will also assume or refinance approximately $1.5 billion of net debt and preferred equity of Rice and its subsidiaries and will assume other assets and liabilities of Rice at the Effective Time.  Based on the estimated number of shares of EQT Common Stock and Rice Common Stock that will be outstanding immediately prior to the Effective Time, the Company estimates that, upon the closing of the Rice Merger, existing EQT shareholders and former Rice stockholders will own approximately 65% and 35%, respectively, of the Company’s outstanding shares.

The waiting period applicable to the Rice Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was terminated by the Federal Trade Commission on July 18, 2017. The Rice Merger is expected to close in the fourth quarter of 2017, subject to certain customary closing conditions, including the approval by the Company’s shareholders of the issuance of shares of EQT Common Stock as Merger Consideration and the adoption of the Rice Merger Agreement by Rice stockholders.

On June 19, 2017, in connection with its entry into the Rice Merger Agreement, the Company also entered into a commitment letter (the Commitment Letter) with Citigroup Global Markets Inc. (Citi), pursuant to which Citi and its affiliates committed to provide, subject to the terms and conditions set forth therein, up to $1.4 billion of senior unsecured bridge loans (the Bridge Facility), the proceeds of which may be used to pay the cash portion of the Merger Consideration, to refinance certain existing indebtedness of the Company, Rice and their respective subsidiaries, and to pay fees and expenses in connection with the Rice Merger and related transactions.  On July 14, 2017, the Company entered into a joinder letter to the Commitment Letter, pursuant to which 16 additional banks assumed a portion of Citi’s commitment under the Bridge Facility. The Company capitalized $7.4

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

million in debt issuance costs paid to Citi for structuring and related fees for the Bridge Facility in June 2017. The Company is amortizing these debt issuance costs through the expected date of issuance of permanent financing for the Rice Merger. The Company amortized approximately $0.8 million of the Bridge Facility debt issuance costs during the three months ended June 30, 2017.

The Rice Merger Agreement provides for certain termination rights for both the Company and Rice, including the right of either party to terminate the Rice Merger Agreement if the Rice Merger is not consummated by February 19, 2018 (which may be extended by either party to May 19, 2018 under certain circumstances). Upon termination of the Rice Merger Agreement under certain specified circumstances, the Company may be required to pay Rice, or Rice may be required to pay the Company, a termination fee of $255.0 million. In addition, if the Rice Merger Agreement is terminated because of a failure of a party’s shareholders to approve the proposals required to complete the Rice Merger, that party may be required to reimburse the other party for its transaction expenses in an amount equal to $67.0 million.

The Company expects to finance the cash portion of the Merger Consideration and the transactions related to the Rice Merger with cash on hand and proceeds from Company debt offerings, borrowings under the Company’s $1.5 billion credit facility and/or borrowings under the Bridge Facility.

O.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017. The Company expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During 2016, the Company completed an analysis of the impact of the standard on its broad contract types. As a result, the Company anticipates that this standard will not have a material impact on net income. The Company has made significant progress in a detailed review of the impact of the standard on each of its contracts, which it expects to complete in the third quarter of 2017. The Company is evaluating the impact of the standard on its related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This standard will eliminate the cost method of accounting for equity investments. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption of certain provisions permitted. The Company will adopt this standard in the first quarter of 2018 and does not expect that the adoption will have a material impact on its financial statements and related disclosures.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard in the second quarter of 2017 with no material impact on its financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the gathering and transmission expansion projects); the cost, capacity, timing of regulatory approval, and anticipated in-service date of the Mountain Valley Pipeline (MVP) project; technology (including drilling and completion techniques); monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the Company's ability to complete, the timing of, and the Company's financing of the funds required for, the Rice Merger (as defined in Note N to the Condensed Consolidated Financial Statements); natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves; potential future impairments of the Company's assets; projected capital expenditures and capital contributions; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Net income attributable to EQT Corporation for the three months ended June 30, 2017 was $41.1 million, $0.24 per diluted share, compared with net loss attributable to EQT Corporation of $258.6 million, a loss of $1.55 per diluted share, for the three months ended June 30, 2016. The increase was primarily attributable to gains on derivatives not designated as hedges for the three months ended June 30, 2017 compared to losses on derivatives not designated as hedges for the three months ended June 30, 2016, a $0.75 increase in the average realized price, a 7.3% increase in production sales volumes and higher pipeline and net marketing services revenue, partly offset by higher income tax expense, higher operating expenses, higher interest expense and higher net income attributable to noncontrolling interests of EQGP and EQM.

EQT Production paid $11.2 million and received $86.1 million of net cash settlements for derivatives not designated as hedges for the three months ended June 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests of EQGP and EQM was $81.5 million for the three months ended June 30, 2017 compared to $77.8 million for the three months ended June 30, 2016. The $3.7 million increase was primarily the result of increased net income at EQM and increased ownership of EQM common units by third-parties.

In connection with the Rice Merger, the Company recorded $4.2 million in acquisition-related expenses during the three months ended June 30, 2017. The Company also capitalized $7.4 million in debt issuance costs related to the Bridge Facility (as defined in Note N to the Condensed Consolidated Financial Statements) in June 2017. The Company is amortizing these debt issuance costs through the expected date of issuance of permanent financing for the Rice Merger. The Company amortized approximately $0.8 million of the Bridge Facility debt issuance costs during the three months ended June 30, 2017.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Net income attributable to EQT Corporation for the six months ended June 30, 2017 was $205.1 million, $1.18 per diluted share, compared with net loss attributable to EQT Corporation of $253.0 million, a loss of $1.56 per diluted share, for the six months ended June 30, 2016. The increase was primarily attributable to gains on derivatives not designated as hedges for the six months ended June 30, 2017 compared to losses on derivatives not designated as hedges for the six months ended June 30, 2016, an $0.80 increase in the average realized price, a 6.5% increase in production sales volumes and higher pipeline and net marketing services revenue, partly offset by higher income tax expense, higher operating expenses, higher interest expense and higher net income attributable to noncontrolling interests of EQGP and EQM.

EQT Production paid $20.2 million and received $195.2 million of net cash settlements for derivatives not designated as hedges for the six months ended June 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests of EQGP and EQM was $168.2 million for the six months ended June 30, 2017 compared to $160.6 million for the six months ended June 30, 2016. The $7.6 million increase was primarily the result of increased net income at EQM and increased ownership of EQM common units by third-parties.

In connection with the Rice Merger, the Company recorded $4.2 million in acquisition-related expenses during the six months ended June 30, 2017. The Company also capitalized $7.4 million in debt issuance costs related to the Bridge Facility in June 2017. The Company is amortizing these debt issuance costs through the expected date of issuance of permanent financing for the Rice Merger. The Company amortized approximately $0.8 million of the Bridge Facility debt issuance costs during the six months ended June 30, 2017.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
in thousands (unless noted)	2017	2016	%	2017	2016	%
NATURAL GAS
Sales volume (MMcf)	167,682	167,741	—	332,146	333,015	(0.3)
NYMEX price ($/MMBtu) (a)	$3.18	$1.95	63.1	$3.25	$2.02	60.9
Btu uplift	0.26	0.16	62.5	0.27	0.17	58.8
Natural gas price ($/Mcf)	$3.44	$2.11	63.0	$3.52	$2.19	60.7

Basis ($/Mcf) (b)	$(0.60)	$(0.75)	(20.0)	$(0.39)	$(0.58)	(32.8)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.04)	(0.04)	—	—	0.08	(100.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.64)	$(0.79)	(19.0)	$(0.39)	$(0.50)	(22.0)

Average adjusted price ($/Mcf)	$2.80	$1.32	112.1	$3.13	$1.69	85.2
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.02	0.16	(87.5)	0.01	0.14	(92.9)
Cash settled derivatives (not designated as hedges) ($/Mcf)	(0.02)	0.55	(103.6)	(0.05)	0.50	(110.0)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.80	$2.03	37.9	$3.09	$2.33	32.6

Natural gas sales, including cash settled derivatives	$469,165	$342,561	37.0	$1,028,364	$777,414	32.3

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	18,895	14,442	30.8	36,035	28,094	28.3
Sales volume (Mbbls)	3,149	2,408	30.8	6,006	4,683	28.3
Price ($/Bbl)	$24.03	$16.12	49.1	$27.54	$15.52	77.4
Cash settled derivatives (not designated as hedges) ($/Bbl)	(0.32)	—	(100.0)	(0.43)	—	(100.0)
Average NGL price, including cash settled derivatives ($/Bbl)	$23.71	$16.12	47.1	$27.11	$15.52	74.7

NGL sales	$74,653	$38,805	92.4	$162,850	$72,680	124.1
Ethane:
Sales volume (MMcfe) (c)	9,771	1,177	730.2	16,744	1,177	1,322.6
Sales volume (Mbbls)	1,629	196	731.1	2,791	196	1,324.0
Price ($/Bbl)	$6.76	$8.28	(18.4)	$6.72	$8.28	(18.8)
Ethane sales	$11,007	$1,624	577.8	$18,739	$1,624	1,053.9
Oil:
Sales volume (MMcfe) (c)	1,732	1,188	45.8	3,089	2,197	40.6
Sales volume (Mbbls)	289	198	46.0	515	366	40.7
Price ($/Bbl)	$38.91	$35.78	8.7	$41.04	$31.28	31.2
Oil sales	$11,230	$7,086	58.5	$21,126	$11,454	84.4

Total liquids sales volume (MMcfe) (c)	30,398	16,807	80.9	55,868	31,468	77.5
Total liquids sales volume (Mbbls)	5,067	2,802	80.8	9,312	5,245	77.5

Liquids sales	$96,890	$47,515	103.9	$202,715	$85,758	136.4

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$566,055	$390,076	45.1	$1,231,079	$863,172	42.6
Total sales volume (MMcfe)	198,080	184,548	7.3	388,014	364,483	6.5

Average realized price ($/Mcfe)	$2.86	$2.11	35.5	$3.17	$2.37	33.8

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $3.18 and $1.95 for the three months ended June 30, 2017 and 2016, respectively, and $3.25 and $2.02 for the six months ended June 30, 2017 and 2016, respectively).

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

Calculation of EQT Production adjusted operating revenues	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands (unless noted)	2017	2016	2017	2016
EQT Production total operating revenues	$631,101	$76,953	$1,459,763	$560,660
(Deduct) add back:
(Gain) loss on derivatives not designated as hedges	(46,326)	234,693	(187,068)	125,698
Net cash settlements (paid) received on derivatives not designated as hedges	(11,191)	86,097	(20,158)	195,229
Premiums received (paid) for derivatives that settled during the period	532	(553)	1,058	(1,016)
Pipeline and net marketing services	(8,061)	(7,114)	(22,516)	(17,399)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$566,055	$390,076	$1,231,079	$863,172

Total sales volumes (MMcfe)	198,080	184,548	388,014	364,483

Average realized price ($/Mcfe)	$2.86	$2.11	$3.17	$2.37

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	%	2017	2016	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	175,103	160,382	9.2	341,472	314,971	8.4
Other (b)	22,977	24,166	(4.9)	46,542	49,512	(6.0)
Total production sales volumes (c)	198,080	184,548	7.3	388,014	364,483	6.5

Average daily sales volumes (MMcfe/d)	2,177	2,028	7.3	2,144	2,003	7.0

Average realized price ($/Mcfe)	$2.86	$2.11	35.5	$3.17	$2.37	33.8

Gathering to EQT Gathering ($/Mcfe)	$0.48	$0.50	(4.0)	$0.48	$0.60	(20.0)
Transmission to EQT Transmission ($/Mcfe)	$0.22	$0.19	15.8	$0.23	$0.19	21.1
Third-party gathering and transmission ($/Mcfe)	$0.44	$0.30	46.7	$0.46	$0.29	58.6
Processing ($/Mcfe)	$0.24	$0.16	50.0	$0.23	$0.15	53.3
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.13	$0.16	(18.8)	$0.13	$0.15	(13.3)
Production taxes ($/Mcfe)	$0.09	$0.09	—	$0.10	$0.08	25.0
Production depletion ($/Mcfe)	$1.04	$1.06	(1.9)	$1.04	$1.06	(1.9)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$205,524	$195,293	5.2	$402,986	$387,288	4.1
Other DD&A	13,687	13,516	1.3	27,322	27,197	0.5
Total DD&A	$219,211	$208,809	5.0	$430,308	$414,485	3.8

Capital expenditures (thousands) (d)	$455,721	$234,325	94.5	$1,401,179	$471,891	196.9

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$576,714	$304,532	89.4	$1,250,179	$668,959	86.9
Pipeline and net marketing services	8,061	7,114	13.3	22,516	17,399	29.4
Gain (loss) on derivatives not designated as hedges	46,326	(234,693)	(119.7)	187,068	(125,698)	(248.8)
Total operating revenues	631,101	76,953	720.1	1,459,763	560,660	160.4

Operating expenses:
Gathering	110,965	104,035	6.7	217,880	204,451	6.6
Transmission	116,209	78,556	47.9	234,805	153,740	52.7
Processing	46,819	29,082	61.0	89,579	55,097	62.6
LOE, excluding production taxes	26,034	29,312	(11.2)	51,345	56,207	(8.7)
Production taxes	18,359	16,579	10.7	38,837	30,886	25.7
Exploration	3,481	3,591	(3.1)	6,603	6,714	(1.7)
Selling, general and administrative (SG&A)	37,258	54,724	(31.9)	80,211	92,293	(13.1)
DD&A	219,211	208,809	5.0	430,308	414,485	3.8
Total operating expenses	578,336	524,688	10.2	1,149,568	1,013,873	13.4
Operating income (loss)	$52,765	$(447,735)	(111.8)	$310,195	$(453,213)	(168.4)

(a)	Includes Upper Devonian wells.

(b)
Includes 2,510 and 3,842 MMcfe of Utica sales volume for the three months ended June 30, 2017 and 2016, respectively, and 4,972 and 7,795 MMcfe of Utica sales volume for the six months ended June 30, 2017 and 2016, respectively.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $49.6 million and $34.8 million for general leasing activity during the three months ended June 30, 2017 and 2016, respectively, and $94.9 million and $68.1 million for general leasing activity during the six months ended June 30, 2017 and 2016, respectively. The three and six months ended June 30, 2017 also includes $141.7 million and $811.2 million of cash capital expenditures, respectively, for the acquisitions discussed in Note M to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2017, the Company also incurred $9.7 million of non-cash capital expenditures for the acquisitions discussed in Note M to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

EQT Production’s operating income totaled $52.8 million for the three months ended June 30, 2017 compared to an operating loss of $447.7 million for the three months ended June 30, 2016.  The $500.5 million increase was primarily due to gains on derivatives not designated as hedges for the three months ended June 30, 2017 compared to losses on derivatives not designated as hedges for the three months ended June 30, 2016, a higher average realized price and increased sales volumes of produced natural gas and NGLs, partly offset by increased operating expenses.

Total operating revenues were $631.1 million for the three months ended June 30, 2017 compared to $77.0 million for the three months ended June 30, 2016. Sales of natural gas, oil and NGLs increased as a result of a higher average realized price and a 7.3% increase in production sales volumes in the current period. EQT Production paid $11.2 million and received $86.1 million of net cash settlements for derivatives not designated as hedges for the three months ended June 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues. Changes in the fair market value of derivative instruments prior to settlement are recognized in gain on derivatives not designated as hedges. The increase in production sales volumes was primarily the result of increased production from the 2015 and 2016 drilling programs, primarily in the Marcellus play, as well as the recent acquisition activity, partially offset by the normal production decline in the Company's producing wells.

The $0.75 per Mcfe increase in the average realized price for the three months ended June 30, 2017 was primarily due to the increase in the average NYMEX natural gas price net of cash settled derivatives of $0.62 per Mcf, an increase in the average natural gas differential of $0.15 per Mcf and higher liquids prices. The increase in the average differential primarily related to higher basis. Basis improved in the Appalachian Basin and at sales points reached through the Company’s transportation portfolio. The Company started flowing its produced volumes to its Rockies Express pipeline capacity and Texas Eastern Transmission Gulf Markets pipeline capacity in the fourth quarter of 2016, which resulted in a favorable impact to basis for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

EQT Production total operating revenues for the three months ended June 30, 2017 included a $46.3 million gain on derivatives not designated as hedges compared to a $234.7 million loss for the three months ended June 30, 2016. The gains for the three months ended June 30, 2017 primarily related to increases in the fair market value of EQT Production’s NYMEX swaps due to decreased NYMEX prices, partly offset by a $30.7 million loss on a physical contract treated as a derivative for accounting purposes that contained off-market terms at inception.

Operating expenses totaled $578.3 million for the three months ended June 30, 2017 compared to $524.7 million for the three months ended June 30, 2016. Transmission expense increased $29.1 million related to increased third-party costs and $8.6 million primarily due to increased firm capacity on contracts with affiliates incurred to move EQT Production’s natural gas out of the Appalachian Basin. Processing expense increased as a result of increased processing capacity acquired through recent acquisitions and higher volumes processed from increased production volumes. Gathering expense increased primarily due to increased third-party volumetric charges and increased affiliate firm gathering capacity.

The decrease in LOE was primarily due to decreased personnel costs and lower salt water disposal costs in 2017, partly offset by other operational costs related to the Company’s recent acquisitions. Production taxes increased as a result of an increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania during the three months ended June 30, 2017. Production taxes also increased due to higher severance taxes associated with increased production volumes resulting from recent acquisitions and on higher market sales prices partly offset by the expiration of the West Virginia volume based tax in 2016. The state of West Virginia previously imposed a $0.047 per Mcf additional volume based severance tax that was terminated on July 1, 2016.

SG&A expense decreased primarily due to lower pension expense of $9.4 million related to the termination of the EQT Corporation Retirement Plan for Employees which was recorded in the second quarter of 2016, decreased legal reserves, lower personnel costs partly offset by higher professional service fees. DD&A expense increased on higher production depletion as a result of higher produced volumes partly offset by a lower overall depletion rate in the second quarter of 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

EQT Production’s operating income totaled $310.2 million for the six months ended June 30, 2017 compared to an operating loss of $453.2 million for the six months ended June 30, 2016.  The $763.4 million increase was primarily due to gains on derivatives not designated as hedges for the six months ended June 30, 2017 compared to losses on derivatives not designated as hedges for the six months ended June 30, 2016, a higher average realized price, increased sales volumes of produced natural gas and NGLs, and increased pipeline and net marketing services, partly offset by increased operating expenses.

Total operating revenues were $1,459.8 million for the six months ended June 30, 2017 compared to $560.7 million for the six months ended June 30, 2016.  Sales of natural gas, oil and NGLs increased as a result of a higher average realized price and a 6.5% increase in production sales volumes in the current period. EQT Production paid $20.2 million and received $195.2 million of net cash settlements for derivatives not designated as hedges for the six months ended June 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues. The increase in production sales volumes was primarily the result of increased production from the 2015 and 2016 drilling programs, primarily in the Marcellus play, as well as the recent acquisition activity, partially offset by the normal production decline in the Company's producing wells.

The $0.80 per Mcfe increase in the average realized price for the six months ended June 30, 2017 was primarily due to the increase in the average NYMEX natural gas price net of cash settled derivatives of $0.65 per Mcf, an increase in the average natural gas differential of $0.11 per Mcf and an increase in liquid prices. The increase in the average differential primarily related to higher basis partly offset by unfavorable cash settled basis swaps for the first six months of 2017 as compared to the first six months of 2016. The Company started flowing its produced volumes to its Rockies Express pipeline capacity and Texas Eastern Transmission Gulf Markets pipeline capacity in the fourth quarter of 2016, which resulted in a favorable impact to basis for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. In addition, for the first six months of 2017, basis improved in the Appalachian Basin and at sales points reached through the Company’s transportation portfolio, particularly in the United States Northeast.

Pipeline and net marketing services primarily includes gathering revenues for gathering services provided to third parties and both the cost of, and recoveries on, third-party pipeline capacity not used to transport the Company's produced volumes. The $5.1 million increase primarily related to costs, net of recoveries, for the Company’s Rockies Express Pipeline capacity in 2016.

EQT Production total operating revenues for the six months ended June 30, 2017 included a $187.1 million gain on derivatives not designated as hedges compared to a $125.7 million loss for the six months ended June 30, 2016. The gains for the six months ended June 30, 2017 primarily related to increases in the fair market value of EQT Production’s NYMEX swaps due to decreased NYMEX prices, partly offset by a $30.7 million loss on a physical contract treated as a derivative for accounting purposes that contained off-market terms at inception.

Operating expenses totaled $1,149.6 million for the six months ended June 30, 2017 compared to $1,013.9 million for the six months ended June 30, 2016. Transmission expense increased $63.0 million related to increased third-party costs and $18.1 million primarily due to increased firm capacity on contracts with affiliates incurred to move EQT Production’s natural gas out of the Appalachian Basin. Processing expense increased as more volumes were processed from higher production volumes and increased processing capacity acquired through recent acquisitions. Gathering expense increased primarily due to increased third-party volumetric charges and increased affiliate firm gathering capacity.

The decrease in LOE was primarily due to decreased personnel costs, including $1.9 million of costs related to the consolidation of the Company’s Huron operations during the six months ended June 30, 2016, partly offset by an increase in salt water disposal costs in 2017 and other operational costs related to the Company’s recent acquisitions. Production taxes increased as a result of higher severance taxes associated with increased production volumes and on higher market sales prices partly offset by the expiration of the West Virginia volume based tax in 2016. Production taxes also increased by $3.7 million due to an increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania during the six months ended June 30, 2017.

SG&A expense decreased primarily due to lower pension expense of $9.4 million related to the termination of the EQT Corporation Retirement Plan for Employees in the second quarter of 2016, lower personnel costs, including reduced costs related to the consolidation of the Company’s Huron operations during the six months ended June 30, 2016, a reduction to the reserve for uncollectible accounts and lower legal expenses. This was partly offset by higher professional service fees driven by recent acquisitions. DD&A expense increased on higher production depletion as a result of higher produced volumes partly offset by a lower overall depletion rate in 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT GATHERING

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$101,858	$83,560	21.9	$196,129	$165,567	18.5
Volumetric based fee revenues:
Usage fees under firm contracts (a)	6,479	11,039	(41.3)	11,300	21,491	(47.4)
Usage fees under interruptible contracts	3,808	5,556	(31.5)	7,045	11,106	(36.6)
Total volumetric based fee revenues	10,287	16,595	(38.0)	18,345	32,597	(43.7)
Total operating revenues	112,145	100,155	12.0	214,474	198,164	8.2

Operating expenses:
Operating and maintenance	10,408	9,123	14.1	20,863	18,068	15.5
SG&A	8,872	10,263	(13.6)	18,297	19,460	(6.0)
Depreciation and amortization	9,555	7,594	25.8	18,415	14,857	23.9
Total operating expenses	28,835	26,980	6.9	57,575	52,385	9.9

Operating income	$83,310	$73,175	13.9	$156,899	$145,779	7.6

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,780	1,535	16.0	1,754	1,478	18.7
Volumetric based services (b)	281	462	(39.2)	253	469	(46.1)
Total gathered volumes	2,061	1,997	3.2	2,007	1,947	3.1

Capital expenditures	$53,708	$86,278	(37.8)	$102,546	$159,365	(35.7)

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Gathering revenues increased by $12.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQT Gathering increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Corporation (Range Resources) Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $1.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of higher repairs and maintenance expenses associated with increased throughput. SG&A expenses decreased primarily due to lower corporate allocations from the Company as a result of the Company’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Gathering revenues increased by $16.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQT Gathering increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses increased by $5.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of higher personnel costs. SG&A expenses decreased primarily due to lower corporate allocations from the Company as a result of the Company’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects partly offset by increases in other miscellaneous administrative costs of $1.3 million. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

EQT TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$79,512	$60,284	31.9	$171,786	$130,393	31.7
Volumetric based fee revenues:
Usage fees under firm contracts (a)	3,503	14,245	(75.4)	6,360	27,674	(77.0)
Usage fees under interruptible contracts	3,806	3,358	13.3	9,772	7,597	28.6
Total volumetric based fee revenues	7,309	17,603	(58.5)	16,132	35,271	(54.3)
Total operating revenues	86,821	77,887	11.5	187,918	165,664	13.4

Operating expenses:
Operating and maintenance	10,173	7,230	40.7	20,004	15,421	29.7
SG&A	7,021	7,866	(10.7)	15,076	16,192	(6.9)
Depreciation and amortization	11,845	6,937	70.8	23,532	13,681	72.0
Total operating expenses	29,039	22,033	31.8	58,612	45,294	29.4

Operating income	$57,782	$55,854	3.5	$129,306	$120,370	7.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,218	1,486	49.3	2,171	1,554	39.7
Volumetric based services (b)	21	570	(96.3)	24	528	(95.5)
Total transmission pipeline throughput	2,239	2,056	8.9	2,195	2,082	5.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,341	2,401	39.2	3,542	2,703	31.0

Capital expenditures	$29,978	$115,946	(74.1)	$51,367	$176,017	(70.8)

(a)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Transmission and storage revenues increased by $8.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Firm reservation fee revenues increased due to affiliates contracting for additional firm capacity on the Ohio Valley Connector (OVC). The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $7.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC. SG&A expenses decreased primarily due to lower corporate allocations from the Company as a result of the Company’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Transmission and storage revenues increased by $22.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional firm capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $13.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating and maintenance expense increased primarily as a result of property taxes on the OVC and higher personnel costs. SG&A expenses decreased primarily due to lower corporate allocations from the Company as a result of the Company’s shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. Depreciation and amortization expense increased primarily as a result of the OVC project placed in-service in the fourth quarter of 2016.

Other Income Statement Items

Other Income

For the three months ended June 30, 2017 and 2016, the Company recorded equity in earnings of nonconsolidated investments of $5.1 million and $1.9 million, respectively, related to EQM's portion of the MVP Joint Venture's Allowance for Funds Used During Construction (AFUDC) on the MVP project. For the six months ended June 30, 2017 and 2016, the Company recorded equity in earnings of nonconsolidated investments of $9.4 million and $3.4 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP project.

For the three months ended June 30, 2017 and 2016, the Company recorded AFUDC of $1.6 million and $5.8 million, respectively, on regulated construction projects. For the six months ended June 30, 2017 and 2016, the Company recorded AFUDC of $3.3 million and $8.7 million, respectively, on regulated construction projects. These decreases were mainly attributable to completion of the OVC project in 2016.

For the six months ended June 30, 2017, other income was partly offset by losses on the sale of trading securities.

Interest Expense

Interest expense increased by $7.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily driven by $5.2 million of interest incurred on EQM's long-term debt issued in November 2016, lower interest income earned on short-term investments, higher amortization of debt issuance costs due to the amortization of the Bridge Facility costs and lower AFUDC - debt associated with decreased spending on EQM's regulated projects.

Interest expense increased by $14.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily driven by $10.3 million of interest incurred on EQM's long-term debt issued in November 2016, lower capitalized interest due to the timing of drilling completions and lower AFUDC - debt associated with decreased spending on EQM's regulated projects, and lower interest income earned on short-term investments.

Income Tax Expense

The Company recorded income tax expense for the three and six months ended June 30, 2017, compared to income tax benefit for the three and six months ended June 30, 2017. The increase in 2017 was attributable to the increase in EQT Production segment operating income for the three and six month periods ended June 30, 2017 compared to June 30, 2016. The Company’s effective income tax rate differed from the U.S. Federal statutory rate of 35% for all periods primarily because the Company consolidates 100% of the pre-tax income related to the noncontrolling public limited partners’ share of EQGP income, but is not required to record an income tax provision with respect to the portion of the income allocated to EQGP and EQM noncontrolling public limited partners.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop, its reserves of natural gas and NGLs. Despite the continued low price environment for natural gas and NGLs, the Company believes the long-term outlook for its business is favorable due to the Company’s substantial resource base, strategically located midstream assets, low cost structure, financial strength, risk management, including its commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

On June 19, 2017, the Company entered into the Rice Merger Agreement with Rice, pursuant to which the Company will acquire Rice. The waiting period applicable to the Rice Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was terminated by the Federal Trade Commission on July 18, 2017. The Rice Merger is expected to close in the fourth quarter of 2017, subject to certain customary closing conditions, including the approval by the Company’s shareholders of the issuance of shares of EQT Common Stock as Merger Consideration and the adoption of the Rice Merger Agreement by Rice stockholders. As part of this transaction, the Company will acquire the retained midstream assets that are currently held at Rice, which the Company intends to sell to EQM through one or more drop-down transactions. See Note N to the Company’s Condensed Consolidated Financial Statements for further discussion of the Rice Merger and related transactions.

The Company continues to focus on creating and maximizing shareholder value by developing its Marcellus and Upper Devonian reserves and making midstream investments in projects that support EQT Production and third parties while maintaining a strong balance sheet. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into the highest value development opportunities. Upon the closing of the Rice Merger, the Company’s consolidation goals will largely be met and the Company plans to focus on integrating the Rice assets and realizing higher returns through longer laterals and achieving an even lower operating cost structure. The Company will, however, continue to pursue tactical acquisitions of fill-in acreage to extend laterals.

Total capital investment by EQT in 2017, excluding the Rice Merger and other acquisitions, is expected to be approximately $2.0 billion (including EQM). Capital spending for well development (primarily drilling and completion) of approximately $1.3 billion in 2017 is expected to support the drilling of approximately 178 gross wells, which includes 115 Marcellus wells, 62 Upper Devonian wells and one deep Utica well. The wells drilled in 2017 will have longer laterals, resulting in the same expected feet-of-pay as the number of wells the Company previously announced plans to drill. Assuming the closing of the Rice Merger, the Company is prioritizing its Marcellus drilling program as the stronger economics of the longer-lateral Marcellus wells will exceed the economics of the deep Utica drilling program. The 2017 sales volume guidance has been reduced by 10 - 15 Bcfe as a result of the suspension of the Company’s deep Utica test program. Excluding any potential volumes from the Rice Merger, estimated 2017 sales volumes are 825 - 840 Bcfe, which reflects volume growth of approximately 74 Bcfe, the majority of which stems from the previous year's drilling program. The majority of the volume expected from the 2017 drilling program will be realized in 2018. Total NGLs volumes are expected to be 19,050 - 19,650 Mbbls in 2017. To support continued growth in production, the Company plans to invest approximately $0.5 billion on midstream infrastructure through EQM. Excluding the Rice Merger, the 2017 capital investment plan for EQT Production is expected to be funded by cash generated from operations and cash on hand. EQM's available sources of liquidity include cash generated from operations, borrowings under its credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership interests.

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.42 per MMBtu to a low of $2.44 per MMBtu from January 1, 2017 through June 30, 2017. In addition, the market price for natural gas in the Appalachian Basin was lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations.

See "Impairment of Oil and Gas Properties" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. As a result of its second quarter 2017 evaluations, the Company did not recognize an impairment charge for proved properties. However, a further decline in the average five-year forward realized prices

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at June 30, 2017.

CAPITAL RESOURCES AND LIQUIDITY

Overview

During the six months ended June 30, 2017, the Company’s cash on hand decreased by $531.2 million primarily as a result of capital expenditures exceeding the net cash provided by operating activities and proceeds from sales of trading securities.

Operating Activities

Net cash flows provided by operating activities totaled $809.0 million for the six months ended June 30, 2017 compared to $493.4 million for the six months ended June 30, 2016.  The $315.6 million increase in cash flows provided by operating activities was primarily the result of higher operating income, the reasons for which are discussed in the section captioned "Corporate Overview" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the timing of working capital payments, partly offset by lower cash settlements on derivatives not designated as hedges.

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

Investing Activities

Net cash flows used in investing activities totaled $1,192.8 million for the six months ended June 30, 2017 compared to $859.9 million for the six months ended June 30, 2016. The $333.0 million increase was primarily due to the Company's acquisitions during the six months ended June 30, 2017, partly offset by cash received from the sale of trading securities. The Company spud 114 gross wells in the first half of 2017, including 71 horizontal Marcellus wells, 42 horizontal Upper Devonian wells and one horizontal Utica well. The Company spud 44 gross wells in the first half of 2016, including 42 horizontal Marcellus wells and two horizontal Utica wells. The increase in drilling and completions spending was offset by decreased spending on the following projects: the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. The OVC project, part of the Range Resources Header Pipeline project and a prior expansion project in the NWV Gathering development area were placed into service in the fourth quarter of 2016.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2017 and 2016 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $58.4 million and $(8.8) million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures for acquisitions as reported on the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2017 also excluded non-cash capital expenditures of $9.7 million related to the Company's acquisitions.

Financing Activities

Net cash flows used in financing activities totaled $147.3 million for the six months ended June 30, 2017 compared to net cash flows provided by financing activities of $1,022.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the primary financing uses of cash were distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards. There was no cash provided by financing activities during the period. During the six months ended June 30, 2016, the primary sources of financing cash flows were net proceeds from public offerings of EQT common stock and EQM common units, and the primary financing uses of cash were net credit facility repayments under the EQM credit facility, distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements and contractual and legal restrictions and other factors.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at June 30, 2017.  Changes in credit ratings may affect the Company’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody's	Baa3	Stable
S&P	BBB	Negative
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at June 30, 2017.  Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

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

The Company has a $1.5 billion unsecured credit facility that expires in February 2019. The Company had no amounts outstanding under the facility as of June 30, 2017. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of June 30, 2017, the Company was in compliance with all debt provisions and covenants.

In July 2017, the Company entered into a commitment letter related to a proposed amendment and restatement of its unsecured credit facility (the EQT Revolver Amendment) which, among other matters, would extend the maturity date of the credit facility to five years from the closing of EQT Revolver Amendment and, contingent upon the closing of the Rice Merger, increase the aggregate amount of the credit facility to $2.5 billion. The Company expects to close the EQT Revolver Amendment during the third quarter of 2017.

On June 19, 2017, in connection with its entry into the Rice Merger Agreement, the Company entered into a commitment letter (the Commitment Letter) with Citigroup Global Markets Inc. (Citi), pursuant to which Citi and its affiliates committed to provide, subject to the terms and conditions set forth therein, up to $1.4 billion of senior unsecured bridge loans (the Bridge Facility), the proceeds of which may be used to pay the cash portion of the Merger Consideration, to refinance certain existing indebtedness of the Company, Rice and their respective subsidiaries, and to pay fees and expenses in connection with the Rice Merger and related

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

transactions.  On July 14, 2017, the Company entered into a joinder letter to the Commitment Letter, pursuant to which 16 additional banks assumed a portion of Citi's commitment under the Bridge Facility.

EQM has a $750 million unsecured credit facility that expires in February 2019. EQM had no amounts outstanding under the facility as of June 30, 2017. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s $750 million credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of June 30, 2017, EQM was in compliance with all debt provisions and covenants.

In July 2017, EQM entered into a commitment letter related to a proposed amendment and restatement of its unsecured credit facility (the EQM Revolver Amendment) which, among other matters, would extend the maturity date of the credit facility to five years from the closing of EQM Revolver Amendment and increase the amount of the credit facility to $1.0 billion. The Company expects EQM to close the EQM Revolver Amendment during the third quarter of 2017.

In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility) that matures on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM's $750 million credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $750 million credit facility and (ii) 10 basis points. During the three and six months ended June 30, 2017, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $100 million, and the average daily balances were approximately $55 million and $40 million, respectively. EQM had $40 million of borrowings outstanding under the 364-Day Facility as of June 30, 2017 and had no borrowings outstanding as of December 31, 2016.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of July 27, 2017.

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

As of July 25, 2017, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2017 through 2019 were:

NYMEX Swaps	2017 (a)(b)(c)	2018 (b)(c)	2019
Total Volume (Bcf)	249	189	19
Average Price per Mcf (NYMEX) (d)	$3.35	$3.18	$3.12
Collars
Total Volume (Bcf)	12	18	—
Average Floor Price per Mcf (NYMEX) (d)	$3.06	$3.16	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.93	$3.63	$—

(a)     July through December 31.
(b)     The Company also sold calendar year 2017 and 2018 calls/swaptions for approximately 16 Bcf and 33 Bcf, respectively, at strike prices of $3.53 per Mcf and $3.47 per Mcf, respectively.

(c)	For 2017 and 2018, the Company also sold puts for approximately 2 Bcf and 3 Bcf, respectively, at a strike price of $2.63 per Mcf.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company also enters into natural gas sales agreements that are satisfied by physical delivery. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data." The Company has fixed price physical sales for the remainder of 2017 and 2018 of 45 Bcf and 13 Bcf, respectively, at average NYMEX prices of $3.29 per Mcf and $3.24 per Mcf, respectively. For 2017 and 2018, the Company has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. For 2018 and 2019, the Company has a natural gas sales agreement for approximately 49 Bcf per year that includes a NYMEX ceiling price of $3.36 per Mcf. For 2018 and 2019, the Company also has a natural gas sales agreement for approximately 7 Bcf per year that includes a NYMEX floor price of $2.16 per Mcf and a NYMEX ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGL exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Dividend

On July 12, 2017, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable September 1, 2017, to the Company’s shareholders of record at the close of business on August 11, 2017.

See Notes B and C to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of EQGP's and EQM's distributions, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 614 Bcf of natural gas and 735 Mbbls of NGLs as of June 30, 2017, and 646 Bcf of natural gas and 1,095 Mbbls of NGLs as of December 31, 2016. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion. A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2017 and December 31, 2016 levels would have increased the fair value of these natural gas derivative instruments by approximately $143.4 million and $179.0 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the June 30, 2017 and December 31, 2016 levels would have decreased the fair value of these natural gas derivative instruments by approximately $146.1 million and $181.8 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2017 and December 31, 2016. The price change was then applied to these natural gas derivative commodity instruments, resulting in the hypothetical change in fair value.

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

Approximately 44%, or $85.4 million, of the Company’s OTC derivative contracts outstanding at June 30, 2017 had a positive fair value. Approximately 11%, or $33.1 million, of the Company’s OTC derivative contracts outstanding at December 31, 2016 had a positive fair value.

As of June 30, 2017, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a $1.5 billion revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of June 30, 2017, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of June 30, 2017, EQM had no borrowings or letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs. On September 19, 2014, the Company filed a declaratory judgment action in the Commonwealth Court of Pennsylvania against the PADEP seeking a court ruling on the PADEP’s legal interpretation of the penalty provisions of the Clean Streams Law, which interpretation the Company believed was legally flawed and unsupportable. On October 7, 2014, based on its interpretation of the penalty provisions, the PADEP filed a complaint against the Company before the Pennsylvania Environmental Hearing Board (the EHB) seeking $4.53 million in civil penalties. In January 2017, the Commonwealth Court ruled in favor of the Company, finding the PADEP’s interpretation of the penalty provisions of the Clean Streams Law erroneous, and the PADEP appealed that decision to the Pennsylvania Supreme Court. Following a July 2016 hearing before the EHB, the EHB, in May 2017, ruled that the Company should pay $1.1 million in civil penalties.  In June 2017, both the Company and the PADEP appealed the EHB’s decision to the Commonwealth Court.  While the Company expects the PADEP’s claims to result in penalties that exceed $100,000, the Company expects the resolution of this matter will not have a material impact on the financial position, results of operations or liquidity of the Company.

Trans Energy, Inc. Matter, West Virginia

As described in Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company completed the acquisition of Trans Energy, Inc. (Trans Energy) on December 5, 2016. As a result, Trans Energy is now an indirect wholly owned subsidiary of the Company.  Between 2009 and 2011, Trans Energy received several NOVs from the West Virginia Department of Environmental Protection (the WVDEP) as well as seven Compliance Orders from the U.S. Environmental Protection Agency (the EPA).  The NOVs and Compliance Orders alleged various violations of the federal Clean Water Act related to the filling of streams and wetlands to create impoundments at several well pads in Marshall, Wetzel and Marion Counties, West Virginia.

On August 25, 2014, Trans Energy entered into a civil consent decree with the EPA (the Consent Decree) to settle the various violations of the Clean Water Act.  The Consent Decree required the payment of a $3 million civil penalty.  Trans Energy paid $1.25 million of the penalty prior to the Company's acquisition of Trans Energy and the remaining $1.75 million was paid by the Company in April 2017.  The Consent Decree also requires, among other things, numerous restoration activities associated with impoundments, well pads and access roads in West Virginia at an estimated cost of $10 - $15 million.

On October 1, 2014, Trans Energy pleaded guilty to three misdemeanor charges filed by the United States Attorney for the Northern District of West Virginia related to the same violations of the Clean Water Act that were the subject of the Consent Decree.  In connection with this plea agreement (the Plea Agreement), Trans Energy paid a $600,000 fine and was placed on probation.  The probation period terminated on April 24, 2017.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than the risks described below relating to the proposed Rice Merger.

Our acquisition of Rice Energy Inc. (Rice) is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the acquisition of Rice could have a material and adverse effect on us.
Completion of our acquisition of Rice is subject to a number of conditions set forth in our merger agreement with Rice, including the approval by our shareholders of the issuance of shares of our common stock as acquisition consideration and approval by Rice stockholders of the adoption of the merger agreement, which make the completion and timing of the completion of the transactions uncertain. Also, either EQT or Rice may terminate the merger agreement if the merger has not been consummated by February 19, 2018 (or, at either party’s discretion, if the only conditions to closing that have not been satisfied or waived by that date are those related to the termination or expiration of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or the issuance of an order, decree, ruling, injunction or other action that is in effect and is restraining, enjoining or otherwise prohibiting the consummation of the merger by May 19, 2018) except that this right to terminate the merger agreement will not be available to any party whose material breach of a representation, warranty, covenant or other agreement of such party under the merger agreement resulted in the failure of the transactions to be consummated on or before that date.
If the transactions contemplated by the merger agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed; and

•
if the merger agreement is terminated and our board of directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to EQT as the acquisition of Rice.

If the acquisition of Rice is completed, we may not achieve the intended benefits and the acquisition may disrupt our current plans or operations.
There can be no assurance that we will be able to successfully integrate Rice’s assets or otherwise realize the expected benefits of the acquisition. We also may not be able to finance the acquisition on attractive terms, which could result in increased costs, dilution to our shareholders, and/or have an adverse effect on our financial condition, results of operations or cash flows. In addition, our business may be negatively impacted following the acquisition if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management following the acquisition.  Additionally, consummating the acquisition could disrupt current plans and operations, which could delay the achievement of our strategic objectives.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2017:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 2017 (April 1 – April 30)	—	$—	—	700,000
May 2017 (May 1 – May 31)	5,520	56.69	—	700,000
June 2017 (June 1 – June 30)	—	—	—	700,000
Total	5,520	$56.69	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of June 30, 2017, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

2.01	Agreement and Plan of Merger dated as of June 19, 2017 among the Company, Eagle Merger Sub I, Inc. and Rice Energy Inc.

10.01
Voting and Support Agreement dated as of June 19, 2017 among the Company, Rice Energy 2016 Irrevocable Trust, Rice Energy Holdings LLC, Daniel J. Rice III, Daniel J. Rice IV, Derek A. Rice and Toby Z. Rice

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
Robert J. McNally
Senior Vice President and Chief Financial Officer
 Date:  July 27, 2017

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

2.01	Agreement and Plan of Merger dated as of June 19, 2017 among the Company, Eagle Merger Sub I, Inc. and Rice Energy Inc.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on June 19, 2017

10.01
Voting and Support Agreement dated as of June 19, 2017 among the Company, Rice Energy 2016 Irrevocable Trust, Rice Energy Holdings LLC, Daniel J. Rice III, Daniel J. Rice IV, Derek A. Rice and Toby Z. Rice
Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on June 19, 2017

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101