Form 10-Q
period 2017-09-30
EQT Corp
filed 2017-10-26
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

As of September 30, 2017, 173,343 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$552,953	$403,939	$1,803,132	$1,072,898
Pipeline and net marketing services	71,735	59,431	222,904	188,770
Gain (loss) on derivatives not designated as hedges	35,625	93,356	222,693	(32,342)
Total operating revenues	660,313	556,726	2,248,729	1,229,326

Operating expenses:
Transportation and processing	136,219	89,883	404,743	251,283
Operation and maintenance	20,604	18,198	61,471	51,687
Production	39,630	38,999	129,812	126,092
Exploration	2,436	2,671	9,039	9,385
Selling, general and administrative	77,170	61,430	206,237	196,765
Depreciation, depletion and amortization	246,560	237,088	719,295	682,948
Total operating expenses	522,619	448,269	1,530,597	1,318,160

Operating income (loss)	137,694	108,457	718,132	(88,834)

Other income	6,859	10,715	16,878	23,199
Interest expense	50,377	35,984	137,110	108,469
Income (loss) before income taxes	94,176	83,188	597,900	(174,104)
Income tax (benefit) expense	(11,281)	13,084	119,093	(151,826)
Net income (loss)	105,457	70,104	478,807	(22,278)
Less: Net income attributable to noncontrolling interests	82,117	78,120	250,349	238,747
Net income (loss) attributable to EQT Corporation	$23,340	$(8,016)	$228,458	$(261,025)

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	173,476	172,867	173,368	165,197
Net income (loss)	$0.13	$(0.05)	$1.32	$(1.58)
Diluted:
Weighted average common stock outstanding	173,675	172,867	173,572	165,197
Net income (loss)	$0.13	$(0.05)	$1.32	$(1.58)
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Net income (loss)	$105,457	$70,104	$478,807	$(22,278)

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(955), $(9,894), $(2,640), and $(28,934)	(1,451)	(14,740)	(4,011)	(43,104)
Interest rate, net of tax expense of $26, $26, $78, and $78	36	36	108	108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $49, $52, $148, and $6,287	77	82	230	9,917
Other comprehensive loss	(1,338)	(14,622)	(3,673)	(33,079)
Comprehensive income (loss)	104,119	55,482	475,134	(55,357)
Less: Comprehensive income attributable to noncontrolling interests	82,117	78,120	250,349	238,747
Comprehensive income (loss) attributable to EQT Corporation	$22,002	$(22,638)	$224,785	$(294,104)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$478,807	$(22,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	121,704	(145,739)
Depreciation, depletion and amortization	719,295	682,948
Lease impairments	5,053	5,498
(Recoveries of) provision for losses on accounts receivable	(1,230)	1,165
Other income	(16,878)	(23,199)
Stock-based compensation expense	27,894	34,551
(Gain) loss on derivatives not designated as hedges	(222,693)	32,342
Cash settlements (paid) received on derivatives not designated as hedges	(6,837)	222,516
Pension settlement charge	—	9,403
Changes in other assets and liabilities:
Accounts receivable	64,057	(11,521)
Accounts payable	(15,446)	(12,916)
Other items, net	57,646	(5,071)
Net cash provided by operating activities	1,211,372	767,699

Cash flows from investing activities:
Capital expenditures	(1,152,865)	(1,193,321)
Capital expenditures for acquisitions	(818,957)	(412,348)
Sales of investments in trading securities	283,758	—
Capital contributions to Mountain Valley Pipeline, LLC	(103,448)	(76,297)
Sales of interests in Mountain Valley Pipeline, LLC	—	12,533
Restricted cash, net	75,000	—
Net cash used in investing activities	(1,716,512)	(1,669,433)

Cash flows from financing activities:
Proceeds from the issuance of common shares of EQT Corporation, net of issuance costs	—	1,225,999
Proceeds from the issuance of common units of EQT Midstream Partners, LP, net of issuance costs	—	217,102
Increase in borrowings on EQT Midstream Partners, LP credit facilities	334,000	430,000
Decrease in borrowings on EQT Midstream Partners, LP credit facilities	(229,000)	(638,000)
Dividends paid	(15,620)	(14,966)
Distributions to noncontrolling interests	(172,498)	(137,719)
Proceeds from awards under employee compensation plans	—	2,040
Cash paid for taxes related to net settlement of share-based incentive awards	(18,030)	(26,517)
Debt issuance costs and revolving credit facility origination fees	(13,679)	—
Repurchase of common stock	(15)	(23)
Net cash (used in) provided by financing activities	(114,842)	1,057,916
Net change in cash and cash equivalents	(619,982)	156,182
Cash and cash equivalents at beginning of period	1,103,540	1,601,232
Cash and cash equivalents at end of period	$483,558	$1,757,414

Cash paid during the period for:
Interest, net of amount capitalized	$113,618	$88,281
Income taxes, net	$9,702	$1,294

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$483,558	$1,103,540
Trading securities	—	286,396
Accounts receivable (less accumulated provision for doubtful accounts: $5,663 at September 30, 2017 and $6,923 at December 31, 2016)	279,201	341,628
Derivative instruments, at fair value	67,555	33,053
Prepaid expenses and other	28,144	63,602
Total current assets	858,458	1,828,219

Property, plant and equipment	20,296,620	18,216,775
Less: accumulated depreciation and depletion	5,755,358	5,054,559
Net property, plant and equipment	14,541,262	13,162,216

Restricted cash	—	75,000
Investment in nonconsolidated entity	339,978	184,562
Other assets	244,950	222,925
Total assets	$15,984,648	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$707,470	$—
Accounts payable	388,059	309,978
Derivative instruments, at fair value	71,374	257,943
Other current liabilities	268,356	236,719
Total current liabilities	1,435,259	804,640

Credit facility borrowings	105,000	—
Long-term debt	2,586,041	3,289,459
Deferred income taxes	1,866,208	1,760,004
Other liabilities and credits	567,463	499,572
Total liabilities	6,559,971	6,353,675

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 177,896 at September 30, 2017 and 177,896 at December 31, 2016	3,449,119	3,440,185
Treasury stock, shares at cost: 4,553 at September 30, 2017 (including 251 held in rabbi trust) and 5,069 at December 31, 2016 (including 226 held in rabbi trust)	(81,729)	(91,019)
Retained earnings	2,721,911	2,509,073
Accumulated other comprehensive (loss) income	(1,631)	2,042
Total common shareholders’ equity	6,087,670	5,860,281
Noncontrolling interests in consolidated subsidiaries	3,337,007	3,258,966
Total equity	9,424,677	9,119,247
Total liabilities and equity	$15,984,648	$15,472,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2016	152,554	$2,049,201	$2,982,212	$46,378	$2,950,251	$8,028,042
Comprehensive income (net of tax):
Net (loss) income			(261,025)		238,747	(22,278)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(28,934)				(43,104)		(43,104)
Interest rate, net of tax expense of $78				108		108
Pension and other post-retirement benefits liability adjustment, net of tax expense of $6,287				9,917		9,917
Dividends ($0.09 per share)			(14,966)			(14,966)
Stock-based compensation plans, net	654	26,211			161	26,372
Distributions to noncontrolling interests ($2.235 and $0.406 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(137,719)	(137,719)
Issuance of common shares of EQT Corporation	19,550	1,225,999				1,225,999
Issuance of common units of EQT Midstream Partners, LP					217,102	217,102
Changes in ownership of consolidated subsidiaries		25,293			(40,487)	(15,194)
Balance, September 30, 2016	172,758	$3,326,704	$2,706,221	$13,299	$3,228,055	$9,274,279

Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			228,458		250,349	478,807
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(2,640)				(4,011)		(4,011)
Interest rate, net of tax expense of $78				108		108
Other post-retirement benefit liability adjustment, net of tax expense of $148				230		230
Dividends ($0.09 per share)			(15,620)			(15,620)
Stock-based compensation plans, net	516	18,224			190	18,414
Distributions to noncontrolling interests ($2.675 and $0.578 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(172,498)	(172,498)
Balance, September 30, 2017	173,343	$3,367,390	$2,721,911	$(1,631)	$3,337,007	$9,424,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2017 and December 31, 2016, the results of its operations for the three and nine month periods ended September 30, 2017 and 2016 and its cash flows and equity for the nine month periods ended September 30, 2017 and 2016.  In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

For further information on the Company, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23 of this Quarterly Report on Form 10-Q.

B.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQGP owned the following EQM partnership interests as of September 30, 2017, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. Through EQGP's general partner interest, limited partner interest and IDRs in EQM, EQGP has a controlling financial interest in EQM; therefore, EQGP consolidates EQM. The Company is the ultimate parent company of EQGP and EQM.

The Company consolidates the results of EQGP but records an income tax provision only on its ownership percentage of EQGP earnings.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners (i.e., the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) in its financial statements.

On October 24, 2017, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2017 of $0.228 per common unit, or approximately $60.7 million.  The distribution will be paid on November 22, 2017 to unitholders of record, including the Company, at the close of business on November 3, 2017.

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

On October 24, 2017, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2017 of $0.980 per common unit. The cash distribution will be paid on November 14, 2017 to unitholders of record, including EQGP, at the close of business on November 3, 2017. Based on the 80,581,758 EQM common units outstanding on October 26, 2017, the aggregate cash distributions by EQM to EQGP for the third quarter 2017 will be approximately $61.1 million consisting of: $21.4 million in respect of its limited partner interest, $2.1 million in respect of its general partner interest and $37.6

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

million in respect of its IDRs. These distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2017 distribution.

D.        Investment in Nonconsolidated Entity

As of September 30, 2017, EQM owned a 45.5% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture). The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company. On October 13, 2017, the Federal Energy Regulatory Commission (FERC) issued the Certificate of Public Convenience and Necessity for the project. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

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

In August 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $48.0 million, of which $27.2 million was paid in October 2017 and the remaining $20.8 million is expected to be paid in November 2017. The capital contribution payable has been reflected on the Condensed Consolidated Balance Sheet as of September 30, 2017 with a corresponding increase to the Company's investment in the MVP Joint Venture.

EQM’s ownership share of the MVP Joint Venture's earnings for the three months ended September 30, 2017 and 2016 was $6.0 million and $2.7 million, respectively. EQM’s ownership share of the earnings for the nine months ended September 30, 2017 and 2016 was $15.4 million and $6.1 million, respectively. These earnings are reported in other income on the Statements of Consolidated Operations for the periods presented.

As of September 30, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC's initial release to begin construction of the MVP, EQM's guarantee will terminate. EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s proportionate share of the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of September 30, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $431 million, which consists of the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of September 30, 2017 and amounts which could have become due under EQM's performance guarantee as of that date.

E.     Consolidated Variable Interest Entities

The Company determined EQGP and EQM to be variable interest entities. Through EQT's ownership and control of EQGP's general partner and control of EQM's general partner, EQT has the power to direct the activities that most significantly impact their economic performance. In addition, through EQT's limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. As EQT has a controlling financial interest in EQGP, and is the primary beneficiary of EQGP, EQT consolidates EQGP and EQGP consolidates EQM. See Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to the consolidated variable interest entities.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Discussion and Analysis of Financial Condition and Results of Operations" contained therein. See Notes B and C for further discussion of EQGP and EQM, respectively.

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of September 30, 2017 and December 31, 2016.

Classification	September 30, 2017	December 31, 2016
	(Thousands)
Assets:
Cash and cash equivalents	$6,933	$60,453
Accounts receivable	21,768	20,662
Prepaid expenses and other	4,196	5,745
Property, plant and equipment, net	2,745,509	2,578,834
Other assets	363,186	206,104
Liabilities:
Accounts payable	$37,494	$35,831
Other current liabilities	70,960	32,242
Credit facility borrowings	105,000	—
Long-term debt	986,947	985,732
Other liabilities and credits	9,877	9,562

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three and nine months ended September 30, 2017 and 2016, inclusive of affiliate amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Operating revenues	$207,193	$176,772	$609,585	$540,600
Operating expenses	62,230	51,138	180,218	150,548
Other expenses (income)	2,556	(7,452)	6,418	(9,900)
Net income	$142,407	$133,086	$422,949	$399,952

Net cash provided by operating activities	$159,911	$102,923	$479,566	$378,042
Net cash used in investing activities	(117,637)	(204,470)	(324,936)	(541,369)
Net cash (used in) provided by financing activities	(48,128)	17,454	(208,150)	(197,367)

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Substantially all of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

Three Months Ended September 30, 2017	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$552,953	$—	$—	$—	$552,953
Pipeline and net marketing services	9,140	116,522	90,671	(144,598)	71,735
Gain on derivatives not designated as hedges	35,625	—	—	—	35,625
Total operating revenues	$597,718	$116,522	$90,671	$(144,598)	$660,313

Three Months Ended September 30, 2016	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$403,939	$—	$—	$—	$403,939
Pipeline and net marketing services	10,797	99,141	77,631	(128,138)	59,431
Gain on derivatives not designated as hedges	93,356	—	—	—	93,356
Total operating revenues	$508,092	$99,141	$77,631	$(128,138)	$556,726

Nine Months Ended September 30, 2017	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,803,132	$—	$—	$—	$1,803,132
Pipeline and net marketing services	31,656	330,996	278,589	(418,337)	222,904
Gain on derivatives not designated as hedges	222,693	—	—	—	222,693
Total operating revenues	$2,057,481	$330,996	$278,589	$(418,337)	$2,248,729

Nine Months Ended September 30, 2016	EQT Production	EQT Gathering	EQT Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,072,898	$—	$—	$—	$1,072,898
Pipeline and net marketing services	28,196	297,305	243,295	(380,026)	188,770
Loss on derivatives not designated as hedges	(32,342)	—	—	—	(32,342)
Total operating revenues	$1,068,752	$297,305	$243,295	$(380,026)	$1,229,326

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Operating income (loss):
EQT Production	$12,082	$(15,465)	$322,277	$(468,678)
EQT Gathering	85,817	72,495	242,716	218,274
EQT Transmission	59,689	53,715	188,995	174,085
Unallocated expenses (a)	(19,894)	(2,288)	(35,856)	(12,515)
Total operating income (loss)	$137,694	$108,457	$718,132	$(88,834)

(a)	Unallocated expenses consist primarily of compensation expense and administrative costs, including the Rice Merger (defined in Note N) acquisition-related expenses.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of operating income (loss) to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Total operating income (loss)	$137,694	$108,457	$718,132	$(88,834)
Other income	6,859	10,715	16,878	23,199
Interest expense	50,377	35,984	137,110	108,469
Income tax (benefit) expense	(11,281)	13,084	119,093	(151,826)
Net income (loss)	$105,457	$70,104	$478,807	$(22,278)

	As of September 30, 2017	As of December 31, 2016
	(Thousands)
Segment assets:
EQT Production	$12,071,776	$10,923,824
EQT Gathering	1,367,487	1,225,686
EQT Transmission	1,442,068	1,399,201
Total operating segments	14,881,331	13,548,711
Headquarters assets, including cash and short-term investments	1,103,317	1,924,211
Total assets	$15,984,648	$15,472,922

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Depreciation, depletion and amortization:
EQT Production	$224,103	$220,768	$654,411	$635,253
EQT Gathering	9,983	7,663	28,398	22,520
EQT Transmission	12,261	6,976	35,793	20,657
Other	213	1,681	693	4,518
Total	$246,560	$237,088	$719,295	$682,948

Expenditures for segment assets (b):
EQT Production (c)	$449,303	$622,856	$1,850,482	$1,094,747
EQT Gathering	48,182	88,390	150,728	247,755
EQT Transmission	22,312	77,940	73,679	253,957
Other	2,502	4,693	7,097	10,395
Total	$522,299	$793,879	$2,081,986	$1,606,854

(b)	Includes the capitalized portion of non-cash stock-based compensation expense and the impact of capital accruals.

(c)
Expenditures for segment assets in the EQT Production segment included $52.1 million and $30.1 million for general leasing activity during the three months ended September 30, 2017 and 2016, respectively, and $147.0 million and $98.2 million for general leasing activity during the nine months ended September 30, 2017 and 2016, respectively. The three and nine months ended September 30, 2017 includes $7.8 million and $819.0 million of cash capital expenditures, respectively, for the acquisitions discussed in Note M. The three and nine months ended September 30, 2016 includes $412.3 million of cash capital expenditures for the acquisitions discussed in Note M. During the nine months ended September 30, 2017 and 2016, the Company also incurred $7.5 million and $6.2 million of non-cash capital expenditures for the acquisitions discussed in Note M.

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

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap and collar agreements that are typically placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also sells call options that require the Company to pay the counterparty if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to interest rate fluctuations on potential debt issuances. The Company has also engaged in a limited number of swaptions and power-indexed natural gas sales and swaps that are treated as derivative commodity instruments for accounting purposes.

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

In prior periods, derivative commodity instruments used by the Company to hedge its exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sale of EQT Production's produced volumes and forecasted natural gas purchases and sales were designated and qualified as cash flow hedges. As of September 30, 2017 and December 31, 2016, the forecasted transactions that were hedged as of December 31, 2014 remained probable of occurring and as such, the amounts in accumulated other comprehensive income (OCI) will continue to be reported in accumulated OCI and will be reclassified into earnings in future periods when the underlying hedged transactions occur. The forecasted transactions extend through December 2018. As of September 30, 2017 and December 31, 2016, the Company deferred net gains of $5.6 million and $9.6 million, respectively, in accumulated OCI, net of tax, related to the effective portion of the change in fair value of its derivative commodity instruments designated as cash flow hedges. The Company estimates that approximately $1.9 million of net gains on its derivative commodity instruments reflected in accumulated OCI, net of tax, as of September 30, 2017 will be recognized in earnings during the next twelve months due to the settlement of hedged transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Commodity derivatives designated as cash flow hedges
Amount of gain reclassified from accumulated OCI, net of tax, into operating revenues (effective portion)	$1,451	$14,740	$4,011	$43,104

Interest rate derivatives designated as cash flow hedges
Amount of loss reclassified from accumulated OCI, net of tax, into interest expense (effective portion)	$(36)	$(36)	$(108)	$(108)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in operating revenues	$35,625	$93,356	$222,693	$(32,342)

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 470 Bcf of natural gas and 1,189 Mbbls of NGLs as of September 30, 2017, and 646 Bcf of natural gas and 1,095 Mbbls of NGLs as of December 31, 2016. The open positions at September 30, 2017 and December 31, 2016 had maturities extending through December 2020.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of September 30, 2017 and December 31, 2016.

As of September 30, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$67,555	$(42,886)	$—	$24,669
Liability derivatives:
Derivative instruments, at fair value	$71,374	$(42,886)	$—	$28,488

As of December 31, 2016	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$33,053	$(23,373)	$—	$9,680
Liability derivatives:
Derivative instruments, at fair value	$257,943	$(23,373)	$—	$234,570

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds.  The additional collateral can be up to 100% of the derivative liability.  As of September 30, 2017, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $12.8 million, for which the Company had no collateral posted on September 30, 2017.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on September 30, 2017, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at September 30, 2017.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$67,555	$—	$67,555	$—
Liabilities
Derivative instruments, at fair value	$71,374	$—	$71,374	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Trading securities	$286,396	$—	$286,396	$—
Derivative instruments, at fair value	$33,053	$—	$33,053	$—
Liabilities
Derivative instruments, at fair value	$257,943	$—	$257,943	$—

The carrying values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying values of borrowings under EQM’s credit facilities approximate fair value as the interest rates are based on prevailing market rates. These are Level 1 fair values.

As of December 31, 2016, the Company reflected its investment in trading securities as Level 2 fair value measurements. The fair values of trading securities classified as Level 2 are priced using nonbinding market prices that are corroborated by observable

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

market data. Inputs into these valuation techniques include actual trade data, broker/dealer quotes and other similar data. As of March 31, 2017, the Company closed its positions on all trading securities.

The Company estimates the fair value of its debt using its established fair value methodology.  Because not all of the Company’s debt is actively traded, the fair value of the debt is a Level 2 fair value measurement.  Fair value for non-traded debt obligations is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.5 billion at September 30, 2017 and December 31, 2016. The carrying value of total debt (including EQM’s long-term debt) on the Condensed Consolidated Balance Sheets was approximately $3.3 billion at September 30, 2017 and December 31, 2016.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

I.                       Income Taxes

For the nine months ended September 30, 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter. For the nine months ended September 30, 2016, the Company determined small fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate and thus an estimated annual effective tax rate would not provide a reliable estimate for that period. As a consequence, the Company used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2016.

All of EQGP’s income is included in the Company’s pre-tax income. However, the Company is not required to record income tax expense with respect to the portion of EQGP’s income allocated to the noncontrolling public limited partners of EQGP and EQM, which reduces the Company’s effective tax rate in periods when the Company has consolidated pre-tax income and increases the Company's effective tax rate in periods when the Company has consolidated pre-tax loss. The Company had consolidated pre-tax income for the nine months ended September 30, 2017, compared to a consolidated pre-tax loss for the nine months ended September 30, 2016. The Company’s effective tax rate for the nine months ended September 30, 2017 was 19.9% compared to 87.2% for the nine months ended September 30, 2016.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended September 30, 2017.

J.                       Revolving Credit Facilities

In July 2017, the Company amended and restated its $1.5 billion revolving credit facility to extend the term to July 2022.  In addition, following the closing of the Rice Merger (defined in Note N) and subject to the satisfaction of certain conditions, the borrowing capacity under the revolving credit facility will automatically increase to $2.5 billion.  The Company had no borrowings or letters of credit outstanding under its revolving credit facility as of September 30, 2017 or December 31, 2016 or at any time during the three and nine months ended September 30, 2017 and 2016.

In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and to extend the term to July 2022. Subject to certain terms and conditions, the $1 billion credit facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $500 million. EQM had $105 million in borrowings and no letters of credit outstanding under the credit facility as of September 30, 2017. EQM had no borrowings and no letters of credit outstanding under the credit facility as of December 31, 2016. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during each of the three and nine months ended September 30, 2017 was $177 million. The maximum amount of EQM's outstanding borrowings under the credit facility at any time during the three and nine months ended September 30, 2016 was $91 million and $299 million, respectively. The average daily balance of loans outstanding under EQM's credit facility was approximately $95 million and $32 million during the three and nine months ended September 30, 2017, respectively, at a weighted average annual interest rate of 2.7% for both periods. The average daily balance of loans outstanding under EQM's credit facility was approximately $34 million and $67 million at weighted average annual interest rates of 2.0% and 1.9% for the three and nine months ended September 30, 2016, respectively.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

K.                            Earnings Per Share

Potentially dilutive securities (options and restricted stock awards) included in the calculation of diluted earnings per share totaled 199,376 and 204,080 for the three and nine months ended September 30, 2017, respectively. Options to purchase common stock excluded from potentially dilutive securities because they were anti-dilutive totaled 425,100 and 431,190 for the three and nine months ended September 30, 2017, respectively. In periods when the Company reports a net loss, all options and restricted stock awards are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. Due to the Company's net loss for the three and nine months ended September 30, 2016, all outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share. The excluded options and restricted stock awards totaled 1,712,527 and 1,812,142 for the three and nine months ended September 30, 2016, respectively. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

L.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended September 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2017	$7,047		$(627)		$(6,713)		$(293)
(Gains) losses reclassified from accumulated OCI, net of tax	(1,451)	(a)	36	(a)	77	(b)	(1,338)
Accumulated OCI (loss), net of tax, as of September 30, 2017	$5,596		$(591)		$(6,636)		$(1,631)

	Three Months Ended September 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2016	$36,398		$(771)		$(7,706)		$27,921
(Gains) losses reclassified from accumulated OCI, net of tax	(14,740)	(a)	36	(a)	82	(b)	(14,622)
Accumulated OCI (loss), net of tax, as of September 30, 2016	$21,658		$(735)		$(7,624)		$13,299

	Nine Months Ended September 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(4,011)	(a)	108	(a)	230	(b)	(3,673)
Accumulated OCI (loss), net of tax, as of September 30, 2017	$5,596		$(591)		$(6,636)		$(1,631)

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2016	$64,762		$(843)		$(17,541)		$46,378
(Gains) losses reclassified from accumulated OCI, net of tax	(43,104)	(a)	108	(a)	9,917	(b)	(33,079)
Accumulated OCI (loss), net of tax, as of September 30, 2016	$21,658		$(735)		$(7,624)		$13,299

(a)   See Note G for additional information.
(b)   The accumulated OCI reclassification for the three and nine months ended September 30, 2017 is attributable to the net actuarial loss and net prior service cost related to the Company’s post-retirement benefit plans. The accumulated OCI reclassification for the three and nine months ended September 30, 2016 is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans. See Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

M.         Acquisitions

On February 1, 2017, the Company acquired approximately 14,000 net Marcellus acres located in Marion, Monongalia and Wetzel Counties of West Virginia from a third-party for $132.9 million.

On February 27, 2017, the Company acquired approximately 85,000 net Marcellus acres, including drilling rights on approximately 44,000 net Utica acres and current natural gas production of approximately 110 MMcfe per day, from Stone Energy Corporation for $523.5 million. The acquired acres are primarily located in Wetzel, Marshall, Tyler and Marion Counties of West Virginia. The acquired assets also include 174 operated Marcellus wells and 20 miles of gathering pipeline.

On June 30, 2017, the Company acquired approximately 11,000 net Marcellus acres, and the associated Utica drilling rights, from a third-party for $83.7 million. The acquired acres are primarily located in Allegheny, Washington and Westmoreland Counties of Pennsylvania.

The Company paid net cash of $740.1 million for the 2017 acquisitions during the nine months ended September 30, 2017. The purchase prices remain subject to customary post-closing adjustments as of September 30, 2017. The preliminary fair value assigned to the acquired property, plant and equipment as of the opening balance sheet dates totaled $750.1 million. In connection with the 2017 acquisitions, the Company assumed approximately $5.3 million of net current liabilities and $4.7 million of non-current liabilities. The amounts presented in the financial statements represent the Company's estimates based on preliminary valuations of acquired assets and liabilities and are subject to change based on the Company's finalization of asset and liability valuations.

As a result of post-closing adjustments on its 2016 acquisitions, the Company paid $78.9 million for additional undeveloped acreage and recorded other non-cash adjustments which reduced the preliminary fair values assigned to the acquired property, plant and equipment by $2.5 million during the nine months ended September 30, 2017. With the exception of the Company's acquisition of Marcellus acreage and other assets from Statoil USA Onshore Properties, Inc., which closed on July 8, 2016, the purchase prices for the Company’s 2016 acquisitions, as well as the fair values assigned to the acquired assets and assumed liabilities, remained preliminary as of September 30, 2017.

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

Based on the closing price of EQT Common Stock on the New York Stock Exchange on June 16, 2017, the last trading day before the public announcement of the Rice Merger, the aggregate value of the Merger Consideration payable to Rice stockholders was

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

approximately $6.7 billion.  The Company will also assume or refinance approximately $2.2 billion of net debt and preferred equity (based on anticipated balances as of the expected closing date) of Rice and its subsidiaries and will assume other assets and liabilities of Rice and its subsidiaries at the Effective Time. Based on the estimated number of shares of EQT Common Stock and Rice Common Stock that will be outstanding immediately prior to the Effective Time, the Company estimates that, upon the closing of the Rice Merger, existing EQT shareholders and former Rice stockholders will own approximately 65% and 35%, respectively, of the Company’s outstanding shares.

The waiting period applicable to the Rice Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was terminated by the Federal Trade Commission on July 18, 2017. The Rice Merger is expected to close in mid-November 2017 following the satisfaction of certain customary closing conditions, including the approval by the Company’s shareholders of the issuance of shares of EQT Common Stock as Merger Consideration and the adoption of the Rice Merger Agreement by Rice stockholders. The special meetings of the shareholders of EQT and the stockholders of Rice are scheduled to be held for these purposes on November 9, 2017.

On June 19, 2017, in connection with its entry into the Rice Merger Agreement, the Company entered into a commitment letter (the Commitment Letter) with Citigroup Global Markets Inc. (Citi), pursuant to which Citi and its affiliates committed to provide, subject to the terms and conditions set forth therein, up to $1.4 billion of senior unsecured bridge loans (the Bridge Facility).  On July 14, 2017, the Company entered into a joinder letter to the Commitment Letter, pursuant to which 16 additional banks assumed a portion of Citi’s commitment under the Bridge Facility. The lenders’ commitments under the Bridge Facility terminated upon the closing of the 2017 Notes Offering (as defined in Note O).  The Company expensed $7.6 million in debt issuance costs related to the Bridge Facility during the nine months ended September 30, 2017.

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

The Company expects to finance the cash portion of the Merger Consideration and the transactions related to the Rice Merger with cash on hand (including from the proceeds of the 2017 Notes Offering) and borrowings under the Company’s revolving credit facility.

O.                        Subsequent Event

On October 4, 2017, the Company completed the public offering (the 2017 Notes Offering) of $500 million aggregate principal amount of Floating Rate Notes due 2020 (the Floating Rate Notes), $500 million aggregate principal amount of 2.50% Senior Notes due 2020 (the 2020 Notes), $750 million aggregate principal amount of 3.00% Senior Notes due 2022 (the 2022 Notes) and $1.25 billion aggregate principal amount of 3.90% Senior Notes due 2027 (the 2027 Notes and, together with the Floating Rate Notes, the 2020 Notes and the 2023 Notes, the 2017 Notes).  The Company received net proceeds from the 2017 Notes Offering of approximately $2,974.3 million, which the Company expects to use, together with other cash on hand and borrowings under the Company’s revolving credit facility, to fund the cash portion of the Merger Consideration, to pay expenses related to the Rice Merger and other transactions contemplated by the Rice Merger Agreement (including the refinancing of certain indebtedness of Rice and its subsidiaries), to redeem or repay certain Company senior notes and medium term notes due in 2018 and for other general corporate purposes.  In October 2017, the Company delivered redemption notices pursuant to which the Company expects to redeem all of its outstanding $200 million aggregate principal amount 5.15% Senior Notes due 2018 and $500 million aggregate principal amount 6.50% Senior Notes due 2018 in November 2017. Upon redemption, the Company will pay make whole call premiums based upon prevailing rates on U.S. government securities at the time of redemption.

The indentures related to the 2017 Notes contain covenants that limit the Company’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers or sales other than for cash or leases of the Company’s assets substantially as an entirety.  In addition, if the Rice Merger does not occur on or before May 19, 2018 or the Company notifies the trustee under the indenture governing the 2017 Notes that the Company will not pursue the consummation of the Rice Merger, the Company will be required to redeem the Floating Rate Notes, the 2020 Notes and the 2027 Notes (but not the 2022 Notes) then outstanding at a redemption price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

P.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017. The Company expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During the third quarter of 2017, the Company substantially completed its detailed review of the impact of the standard on each of its contracts. Based on this review, the Company does not expect the standard to have a significant impact on net income. The Company is currently evaluating the impact of the standard on its internal controls and disclosures.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; infrastructure programs (including the timing, cost and capacity of the gathering and transmission expansion projects); the cost, capacity, timing of regulatory approvals for, and anticipated in-service date of, the Mountain Valley Pipeline (MVP) project; monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the Company's ability to complete and the timing of the Rice Merger (as defined in Note N to the Condensed Consolidated Financial Statements), including whether the Company will sell Rice Energy Inc.'s (Rice) retained midstream assets to EQM; the amount of net debt and preferred equity of Rice and its subsidiaries the Company will assume or refinance; the timing of the Company's redemption of its senior notes due in 2018; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; potential future impairments of the Company's assets; projected capital expenditures and capital contributions; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Net income attributable to EQT Corporation for the three months ended September 30, 2017 was $23.3 million, $0.13 per diluted share, compared with net loss attributable to EQT Corporation of $8.0 million, a loss of $0.05 per diluted share, for the three months ended September 30, 2016. The increase was primarily attributable to a $0.56 increase in the average realized price, a 5% increase in production sales volumes, an income tax benefit for the three months ended September 30, 2017 compared to income tax expense for the three months ended September 30, 2016 and higher pipeline and net marketing services revenue, partly offset by higher operating expenses, lower gains on derivatives not designated as hedges, higher interest expense and higher net income attributable to noncontrolling interests of EQGP and EQM.

EQT Production received $13.3 million and $27.3 million of net cash settlements for derivatives not designated as hedges for the three months ended September 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests of EQGP and EQM was $82.1 million for the three months ended September 30, 2017 compared to $78.1 million for the three months ended September 30, 2016. The $4.0 million increase was primarily the result of increased net income at EQM.

In connection with the Rice Merger, the Company recorded $10.8 million in acquisition-related expenses during the three months ended September 30, 2017 that are included in selling, general and administrative expenses. The Company also expensed approximately $6.8 million of the Bridge Facility debt issuance costs during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Net income attributable to EQT Corporation for the nine months ended September 30, 2017 was $228.5 million, $1.32 per diluted share, compared with net loss attributable to EQT Corporation of $261.0 million, a loss of $1.58 per diluted share, for the nine months ended September 30, 2016. The increase was primarily attributable to a $0.72 increase in the average realized price, gains on derivatives not designated as hedges for the nine months ended September 30, 2017 compared to losses on derivatives not designated as hedges for the nine months ended September 30, 2016, a 6% increase in production sales volumes and higher pipeline and net marketing services revenue, partly offset by income tax expense for the nine months ended September 30, 2017 compared to a benefit for the nine months ended September 30, 2016, higher operating expenses, higher interest expense and higher net income attributable to noncontrolling interests of EQGP and EQM.

EQT Production paid $6.8 million and received $222.5 million of net cash settlements for derivatives not designated as hedges for the nine months ended September 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests of EQGP and EQM was $250.3 million for the nine months ended September 30, 2017 compared to $238.7 million for the nine months ended September 30, 2016. The $11.6 million increase was primarily the result of increased net income at EQM and increased ownership of EQM common units by third-parties.

In connection with the Rice Merger, the Company recorded $15.0 million in acquisition-related expenses during the nine months ended September 30, 2017 that are included in selling, general and administrative expenses. The Company also expensed $7.6 million in debt issuance costs related to the Bridge Facility during the nine months ended September 30, 2017.

See “Business Segment Results of Operations” for a discussion of production sales volumes and gathering and transmission revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operational Data

The following table presents detailed natural gas and liquids operational information to assist in the understanding of the Company’s consolidated operations, including the calculation of the Company's average realized price ($/Mcfe), which is based on EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted operating revenues should not be considered as an alternative to EQT Production total operating revenues. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of EQT Production adjusted operating revenues to EQT Production total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
in thousands (unless noted)	2017	2016	%	2017	2016	%
NATURAL GAS
Sales volume (MMcf)	176,311	175,191	0.6	508,457	508,206	—
NYMEX price ($/MMBtu) (a)	$3.00	$2.81	6.8	$3.16	$2.29	38.0
Btu uplift	0.30	0.27	11.1	0.28	0.21	33.3
Natural gas price ($/Mcf)	$3.30	$3.08	7.1	$3.44	$2.50	37.6

Basis ($/Mcf) (b)	$(0.81)	$(1.21)	(33.1)	$(0.53)	$(0.80)	(33.8)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.04)	—	(100.0)	(0.02)	0.05	(140.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.85)	$(1.21)	(29.8)	$(0.55)	$(0.75)	(26.7)

Average adjusted price ($/Mcf)	$2.45	$1.87	31.0	$2.89	$1.75	65.1
Cash settled derivatives (cash flow hedges) ($/Mcf)	0.01	0.14	(92.9)	0.01	0.14	(92.9)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.13	0.15	(13.3)	0.01	0.38	(97.4)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.59	$2.16	19.9	$2.91	$2.27	28.2

Natural gas sales, including cash settled derivatives	$456,347	$378,484	20.6	$1,484,711	$1,155,898	28.4

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	19,054	16,803	13.4	55,089	44,897	22.7
Sales volume (Mbbls)	3,176	2,799	13.5	9,182	7,482	22.7
Price ($/Bbl)	$29.81	$14.82	101.1	$28.33	$15.26	85.6
Cash settled derivatives (not designated as hedges) ($/Bbl)	(0.44)	—	(100.0)	(0.43)	—	(100.0)
Average NGL price, including cash settled derivatives ($/Bbl)	$29.37	$14.82	98.2	$27.90	$15.26	82.8

NGL sales	$93,273	$41,508	124.7	$256,123	$114,188	124.3
Ethane:
Sales volume (MMcfe) (c)	8,226	2,967	177.2	24,970	4,144	502.6
Sales volume (Mbbls)	1,371	495	177.0	4,162	691	502.3
Price ($/Bbl)	$5.92	$8.02	(26.2)	$6.45	$8.09	(20.3)
Ethane sales	$8,119	$3,966	104.7	$26,858	$5,590	380.5
Oil:
Sales volume (MMcfe) (c)	1,476	1,124	31.3	4,565	3,321	37.5
Sales volume (Mbbls)	246	188	30.9	761	554	37.4
Price ($/Bbl)	$36.86	$35.81	2.9	$39.69	$32.81	21.0
Oil sales	$9,072	$6,710	35.2	$30,198	$18,164	66.3

Total liquids sales volume (MMcfe) (c)	28,756	20,894	37.6	84,624	52,362	61.6
Total liquids sales volume (Mbbls)	4,793	3,482	37.7	14,105	8,727	61.6

Liquids sales	$110,464	$52,184	111.7	$313,179	$137,942	127.0

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$566,811	$430,668	31.6	$1,797,890	$1,293,840	39.0
Total sales volume (MMcfe)	205,067	196,085	4.6	593,081	560,568	5.8

Average realized price ($/Mcfe)	$2.76	$2.20	25.5	$3.03	$2.31	31.2

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $3.00 and $2.81 for the three months ended September 30, 2017 and 2016, respectively, and $3.17 and $2.29 for the nine months ended September 30, 2017 and 2016, respectively).

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

Calculation of EQT Production adjusted operating revenues	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands (unless noted)	2017	2016	2017	2016
EQT Production total operating revenues	$597,718	$508,092	$2,057,481	$1,068,752
(Deduct) add back:
(Gain) loss on derivatives not designated as hedges	(35,625)	(93,356)	(222,693)	32,342
Net cash settlements received (paid) on derivatives not designated as hedges	13,321	27,287	(6,837)	222,516
Premiums received (paid) for derivatives that settled during the period	537	(558)	1,595	(1,574)
Pipeline and net marketing services	(9,140)	(10,797)	(31,656)	(28,196)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$566,811	$430,668	$1,797,890	$1,293,840

Total sales volumes (MMcfe)	205,067	196,085	593,081	560,568

Average realized price ($/Mcfe)	$2.76	$2.20	$3.03	$2.31

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results of Operations

Business segment operating results are presented in the segment discussions and financial tables on the following pages. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income, interest and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Unallocated expenses consist primarily of incentive compensation expense and administrative costs, including the Rice Merger acquisition-related expenses.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	%	2017	2016	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (a)	181,650	171,468	5.9	523,122	486,439	7.5
Other (b)	23,417	24,617	(4.9)	69,959	74,129	(5.6)
Total production sales volumes (c)	205,067	196,085	4.6	593,081	560,568	5.8

Average daily sales volumes (MMcfe/d)	2,229	2,131	4.6	2,172	2,046	6.2

Average realized price ($/Mcfe)	$2.76	$2.20	25.5	$3.03	$2.31	31.2

Gathering to EQT Gathering ($/Mcfe)	$0.47	$0.46	2.2	$0.48	$0.49	(2.0)
Transmission to EQT Transmission ($/Mcfe)	$0.23	$0.19	21.1	$0.23	$0.19	21.1
Third-party gathering and transmission ($/Mcfe)	$0.45	$0.29	55.2	$0.46	$0.29	58.6
Processing ($/Mcfe)	$0.22	$0.17	29.4	$0.23	$0.16	43.8
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.13	$0.14	(7.1)	$0.13	$0.15	(13.3)
Production taxes ($/Mcfe)	$0.07	$0.05	40.0	$0.09	$0.07	28.6
Production depletion ($/Mcfe)	$1.03	$1.06	(2.8)	$1.03	$1.06	(2.8)

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$210,393	$207,120	1.6	$613,379	$594,408	3.2
Other DD&A	13,710	13,648	0.5	41,032	40,845	0.5
Total DD&A	$224,103	$220,768	1.5	$654,411	$635,253	3.0

Capital expenditures (thousands) (d)	$449,303	$622,856	(27.9)	$1,850,482	$1,094,747	69.0

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$552,953	$403,939	36.9	$1,803,132	$1,072,898	68.1
Pipeline and net marketing services	9,140	10,797	(15.3)	31,656	28,196	12.3
Gain (loss) on derivatives not designated as hedges	35,625	93,356	(61.8)	222,693	(32,342)	(788.6)
Total operating revenues	597,718	508,092	17.6	2,057,481	1,068,752	92.5

Operating expenses:
Gathering	116,921	103,231	13.3	334,801	307,682	8.8
Transmission	119,729	81,456	47.0	354,534	235,196	50.7
Processing	44,166	33,332	32.5	133,745	88,429	51.2
LOE, excluding production taxes	26,177	28,303	(7.5)	77,522	84,510	(8.3)
Production taxes	13,453	10,696	25.8	52,290	41,582	25.8
Exploration	2,437	2,670	(8.7)	9,040	9,384	(3.7)
Selling, general and administrative (SG&A)	38,650	43,101	(10.3)	118,861	135,394	(12.2)
DD&A	224,103	220,768	1.5	654,411	635,253	3.0
Total operating expenses	585,636	523,557	11.9	1,735,204	1,537,430	12.9
Operating income (loss)	$12,082	$(15,465)	(178.1)	$322,277	$(468,678)	(168.8)

(a)	Includes Upper Devonian wells.

(b)
Includes 2,267 and 3,847 MMcfe of Utica sales volume for the three months ended September 30, 2017 and 2016, respectively, and 7,239 and 11,641 MMcfe of Utica sales volume for the nine months ended September 30, 2017 and 2016, respectively.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $52.1 million and $30.1 million for general leasing activity during the three months ended September 30, 2017 and 2016, respectively, and $147.0 million and $98.2 million for general leasing activity during the nine months ended September 30, 2017 and 2016, respectively. The three and nine months ended September 30, 2017 includes $7.8 million and $819.0 million of cash capital expenditures, respectively, for the acquisitions discussed in Note M to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The three and nine months ended September 30, 2016 includes $412.3 million of cash capital expenditures for the acquisitions discussed in Note M. During the nine months ended September 30, 2017 and 2016, the Company also incurred $7.5 million and $6.2 million of non-cash capital expenditures for the acquisitions discussed in Note M.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

EQT Production’s operating income was $12.1 million for the three months ended September 30, 2017 compared to an operating loss of $15.5 million for the three months ended September 30, 2016.  The increase was primarily due to a higher average realized price and increased sales volumes of produced natural gas and NGLs, partly offset by increased operating expenses and lower gains on derivatives not designated as hedges.

Total operating revenues were $597.7 million for the three months ended September 30, 2017 compared to $508.1 million for the three months ended September 30, 2016. Sales of natural gas, oil and NGLs increased as a result of a higher average realized price and a 5% increase in production sales volumes in the current period. EQT Production received $13.3 million and $27.3 million of net cash settlements for derivatives not designated as hedges for the three months ended September 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues. Changes in the fair market value of derivative instruments prior to settlement are recognized in gain on derivatives not designated as hedges. The increase in production sales volumes was primarily the result of increased production from the 2015 and 2016 drilling programs, primarily in the Marcellus play, as well as recent acquisition activity, partially offset by the normal production decline in the Company's producing wells in 2017.

The $0.56 per Mcfe increase in the average realized price for the three months ended September 30, 2017 was primarily due to an increase in the average natural gas differential of $0.36 per Mcf, higher liquids prices and an increase in the average NYMEX natural gas price net of cash settled derivatives. The improvement in the average differential primarily related to higher basis. Basis improved in the Appalachian Basin and at sales points reached through the Company’s transportation portfolio. The Company started flowing its produced volumes to its Rockies Express pipeline capacity and Texas Eastern Transmission Gulf Markets pipeline capacity in the fourth quarter of 2016, which resulted in a favorable impact to basis for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

EQT Production total operating revenues for the three months ended September 30, 2017 included a $35.6 million gain on derivatives not designated as hedges compared to a $93.4 million gain for the three months ended September 30, 2016. The gains for the three months ended September 30, 2017 primarily related to a gain on a physical contract treated as a derivative for accounting purposes and an increase in the fair value of EQT Production’s basis swaps due to decreased basis prices. The gains for the three months ended September 30, 2016 primarily related to favorable changes in the fair market value of EQT Production’s NYMEX and basis swaps due to a decrease in forward prices during the third quarter of 2016.

Operating expenses totaled $585.6 million for the three months ended September 30, 2017 compared to $523.6 million for the three months ended September 30, 2016. Gathering expense increased primarily due to increased third-party volumetric charges and increased affiliate firm gathering capacity. Transmission expense increased due to higher third-party costs and increased firm capacity on contracts with affiliates incurred to move EQT Production’s natural gas out of the Appalachian Basin. During the fourth quarter of 2016 the Ohio Valley Connector (OVC) was placed into service and as a result, the Company started flowing its produced volumes to its Rockies Express pipeline capacity.  Additionally, in the fourth quarter of 2016, the Company started flowing its produced volumes to its Texas Eastern Transmission Gulf Markets pipeline capacity. Processing expense increased as a result of increased processing capacity acquired through recent acquisitions and higher volumes processed.

The decrease in LOE was primarily due to lower salt water disposal costs in 2017. Production taxes increased as a result of higher severance taxes associated with increased production volumes resulting from recent acquisitions and an increase in the Pennsylvania impact fee, primarily as a result of higher NYMEX prices during the three months ended September 30, 2017.

SG&A expense decreased primarily due to decreased legal reserves, partly offset by higher personnel costs. DD&A expense increased as a result of higher produced volumes partly offset by a lower overall depletion rate in the third quarter of 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

EQT Production’s operating income totaled $322.3 million for the nine months ended September 30, 2017 compared to an operating loss of $468.7 million for the nine months ended September 30, 2016.  The $791.0 million increase was primarily due to higher average realized price, gains on derivatives not designated as hedges for the nine months ended September 30, 2017 compared to losses on derivatives not designated as hedges for the nine months ended September 30, 2016 and increased sales volumes of produced natural gas and NGLs, partly offset by increased operating expenses.

Total operating revenues were $2,057.5 million for the nine months ended September 30, 2017 compared to $1,068.8 million for the nine months ended September 30, 2016.  Sales of natural gas, oil and NGLs increased as a result of a higher average realized price and a 6% increase in production sales volumes. EQT Production paid $6.8 million and received $222.5 million of net cash settlements for derivatives not designated as hedges for the nine months ended September 30, 2017 and 2016, respectively, that are included in the average realized price but are not in GAAP operating revenues. The increase in production sales volumes was primarily the result of increased production from the 2015 and 2016 drilling programs, primarily in the Marcellus play, as well as recent acquisition activity, partially offset by the normal production decline in the Company's producing wells in 2017.

The $0.72 per Mcfe increase in the average realized price for the nine months ended September 30, 2017 was primarily due to the increase in the average NYMEX natural gas price net of cash settled derivatives of $0.44 per Mcf, an increase in the average natural gas differential of $0.20 per Mcf and an increase in liquids prices. The improvement in the average differential primarily related to higher basis partly offset by unfavorable cash settled basis swaps for the first nine months of 2017 as compared to the first nine months of 2016. The Company started flowing its produced volumes to its Rockies Express pipeline capacity and Texas Eastern Transmission Gulf Markets pipeline capacity in the fourth quarter of 2016, which resulted in a favorable impact to basis for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. In addition, for the first nine months of 2017, basis improved in the Appalachian Basin and at sales points reached through the Company’s transportation portfolio, particularly in the United States Northeast.

EQT Production total operating revenues for the nine months ended September 30, 2017 included a $222.7 million gain on derivatives not designated as hedges compared to a $32.3 million loss for the nine months ended September 30, 2016. The gains for the nine months ended September 30, 2017 primarily related to increases in the fair market value of EQT Production’s NYMEX swaps due to decreased NYMEX prices.

Operating expenses totaled $1,735.2 million for the nine months ended September 30, 2017 compared to $1,537.4 million for the nine months ended September 30, 2016. Gathering expense increased primarily due to increased third-party volumetric charges and increased affiliate firm gathering capacity. Transmission expense increased due to higher third-party costs and increased firm capacity on contracts with affiliates incurred to move EQT Production’s natural gas out of the Appalachian Basin. During the fourth quarter of 2016, the OVC was placed into service and as a result, the Company started flowing its produced volumes to its Rockies Express pipeline capacity.  Additionally, in the fourth quarter of 2016, the Company started flowing its produced volumes to its Texas Eastern Transmission Gulf Markets pipeline capacity. Processing expense increased as a result of increased processing capacity acquired through recent acquisitions and higher volumes processed.

The decrease in LOE was primarily due to decreased personnel costs driven by the consolidation of the Company’s Huron operations in 2016 and lower well operating expenses, partly offset by higher operational costs related to the Company’s recent acquisitions during the nine months ended September 30, 2017. Production taxes increased as a result of higher severance taxes associated with increased production volumes and on higher market sales prices partly offset by the expiration of the West Virginia volume based tax in 2016. Production taxes also increased due to an increase in the Pennsylvania impact fee, primarily as a result of an increase in the number of wells drilled in Pennsylvania and higher NYMEX prices during the nine months ended September 30, 2017.

SG&A expense decreased primarily due to lower pension expense of $9.4 million related to the termination of the EQT Corporation Retirement Plan for Employees in the second quarter of 2016, lower legal reserves in 2017, a reduction to the reserve for uncollectible accounts, and the absence of costs related to the consolidation of the Company’s Huron operations in 2016. This was partly offset by higher professional service fees driven primarily by recent acquisitions. DD&A expense increased on higher production depletion as a result of higher produced volumes partly offset by a lower overall depletion rate in 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT GATHERING

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$104,772	$83,560	25.4	$300,901	$249,127	20.8
Volumetric based fee revenues:
Usage fees under firm contracts (a)	7,873	10,024	(21.5)	19,173	31,515	(39.2)
Usage fees under interruptible contracts	3,877	5,557	(30.2)	10,922	16,663	(34.5)
Total volumetric based fee revenues	11,750	15,581	(24.6)	30,095	48,178	(37.5)
Total operating revenues	116,522	99,141	17.5	330,996	297,305	11.3

Operating expenses:
Operating and maintenance	10,219	9,672	5.7	31,082	27,740	12.0
SG&A	10,503	9,311	12.8	28,800	28,771	0.1
Depreciation and amortization	9,983	7,663	30.3	28,398	22,520	26.1
Total operating expenses	30,705	26,646	15.2	88,280	79,031	11.7

Operating income	$85,817	$72,495	18.4	$242,716	$218,274	11.2

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,838	1,563	17.6	1,783	1,506	18.4
Volumetric based services (b)	370	451	(18.0)	292	463	(36.9)
Total gathered volumes	2,208	2,014	9.6	2,075	1,969	5.4

Capital expenditures	$48,182	$88,390	(45.5)	$150,728	$247,755	(39.2)

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Gathering revenues increased by $17.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQT Gathering increased firm reservation fee revenues primarily as a result of third parties and affiliates contracting for additional firm gathering capacity on the Range Resources Corporation (Range Resources) Header Pipeline project and various affiliate wellhead gathering expansion projects. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $4.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of increased depreciation and amortization expense of $2.3 million due to additional assets placed in-service including those associated with the Range Resources Header Pipeline project and a Northern West Virginia Marcellus gathering system (NWV Gathering) expansion project and higher personnel costs.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Gathering revenues increased by $33.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQT Gathering increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $9.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of increased depreciation and amortization expense of $5.9 million due to additional

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

assets placed in-service including those associated with the Range Resources Header Pipeline project and a NWV Gathering expansion project and higher personnel costs.

EQT TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$84,438	$59,610	41.7	$256,224	$190,003	34.9
Volumetric based fee revenues:
Usage fees under firm contracts (a)	3,427	14,600	(76.5)	9,787	42,274	(76.8)
Usage fees under interruptible contracts	2,806	3,421	(18.0)	12,578	11,018	14.2
Total volumetric based fee revenues	6,233	18,021	(65.4)	22,365	53,292	(58.0)
Total operating revenues	90,671	77,631	16.8	278,589	243,295	14.5

Operating expenses:
Operating and maintenance	10,385	8,526	21.8	30,389	23,947	26.9
SG&A	8,336	8,414	(0.9)	23,412	24,606	(4.9)
Depreciation and amortization	12,261	6,976	75.8	35,793	20,657	73.3
Total operating expenses	30,982	23,916	29.5	89,594	69,210	29.5

Operating income	$59,689	$53,715	11.1	$188,995	$174,085	8.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,517	1,440	74.8	2,288	1,515	51.0
Volumetric based services (b)	21	610	(96.6)	22	556	(96.0)
Total transmission pipeline throughput	2,538	2,050	23.8	2,310	2,071	11.5

Average contracted firm transmission reservation commitments (BBtu per day)	3,474	2,365	46.9	3,519	2,591	35.8

Capital expenditures	$22,312	$77,940	(71.4)	$73,679	$253,957	(71.0)

(a)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Transmission and storage revenues increased by $13.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Firm reservation fee revenues increased due to affiliates contracting for additional firm capacity on the OVC. Approximately $3.4 million of the increase was related to a FERC-approved retroactive negotiated rate adjustment for the period October 1, 2016 through June 30, 2017. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $7.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Transmission and storage revenues increased by $35.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

additional firm capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $20.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC and higher personnel costs.

Other Income Statement Items

Other Income

For the three months ended September 30, 2017 and 2016, the Company recorded equity in earnings of nonconsolidated investments of $6.0 million and $2.7 million, respectively, related to EQM's portion of the MVP Joint Venture's Allowance for Funds Used During Construction (AFUDC) on the MVP project. For the nine months ended September 30, 2017 and 2016, the Company recorded equity in earnings of nonconsolidated investments of $15.4 million and $6.1 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP project.

For the three months ended September 30, 2017 and 2016, the Company recorded AFUDC of $0.8 million and $8.0 million, respectively, on regulated construction projects. For the nine months ended September 30, 2017 and 2016, the Company recorded AFUDC of $4.1 million and $16.7 million, respectively, on regulated construction projects. These decreases were mainly attributable to completion of the OVC project in 2016.

For the nine months ended September 30, 2017, other income was partly offset by losses on the sale of trading securities.

Interest Expense

Interest expense increased by $14.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily driven by $6.8 million of expense for the Bridge Facility, $5.2 million of interest incurred on EQM's long-term debt issued in November 2016, lower interest income earned on short-term investments and lower AFUDC - debt associated with decreased spending on EQM's regulated projects.

Interest expense increased by $28.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily driven by $15.5 million of interest incurred on EQM's long-term debt issued in November 2016, $7.6 million of expense for the Bridge Facility, lower capitalized interest due to the timing of drilling completions, lower AFUDC - debt associated with decreased spending on EQM's regulated projects, and lower interest income earned on short-term investments.

Income Tax Expense

The Company recorded income tax benefit for the three months ended September 30, 2017, compared to income tax expense for the three months ended September 30, 2016. The income tax benefit for the three months ended September 30, 2017 was attributable to a decrease in the estimated annual effective tax rate from the prior quarter and a discrete tax benefit of $12.4 million for the three months ended September 30, 2017 related to refining estimates on the 2016 return. The decrease in the estimated annual effective tax rate at September 30, 2017 compared to June 30, 2017 was primarily the result of lower forecast pre-tax book income for EQT Production which resulted in a higher percentage of pre-tax income being attributable to noncontrolling interests as well as a decrease in state valuation allowances.

The Company recorded income tax expense for the nine months ended September 30, 2017, compared to income tax benefit for the nine months ended September 30, 2016. The increase in 2017 was primarily attributable to the increase in EQT Production segment operating income for the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company is committed to profitably developing its Appalachian Basin natural gas and NGL reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves of, natural gas and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, including Appalachian and other market point basis, and NGLs and thus cannot predict the ultimate impact of prices on its operations. However, the Company believes the long-term outlook for its business is favorable due to the Company’s substantial resource base, strategically located midstream assets, low cost structure, financial strength, risk management, including its commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

On June 19, 2017, the Company entered into the Rice Merger Agreement with Rice, pursuant to which the Company will acquire Rice. The waiting period applicable to the Rice Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was terminated by the Federal Trade Commission on July 18, 2017. The Rice Merger is expected to close in mid-November 2017 following the satisfaction of certain customary closing conditions, including the approval by the Company’s shareholders of the issuance of shares of EQT Common Stock as Merger Consideration and the adoption of the Rice Merger Agreement by Rice stockholders. The special meetings of the shareholders of EQT and the stockholders of Rice are scheduled to be held for these purposes on November 9, 2017. As part of this transaction, the Company will acquire the retained midstream assets that are currently held at Rice, which the Company intends to sell to EQM through one or more drop-down transactions. See Note N to the Company’s Condensed Consolidated Financial Statements for further discussion of the Rice Merger and related transactions.

On September 13, 2017, the Company announced that it would establish a committee of its board of directors to evaluate options for addressing its sum-of-the-parts discount. The committee will include select independent directors. The Company’s board will announce a decision by the end of the first quarter 2018, after considering the committee’s recommendation.

The Company continues to focus on creating and maximizing shareholder value by profitably developing its reserves and making midstream investments in projects that support EQT Production and third parties while maintaining a strong balance sheet. The Company monitors current and expected market conditions, including the commodity price environment, and its liquidity needs and may adjust its capital investment plan accordingly. While the tactics continue to evolve based on market conditions, the Company periodically considers arrangements to monetize the value of certain mature assets for re-deployment into the highest value development opportunities. Upon the closing of the Rice Merger, the Company’s consolidation goals will largely be met and the Company plans to focus on integrating the Rice assets and realizing higher returns through longer laterals and achieving an even lower operating cost structure. The Company will also continue to pursue tactical acquisitions of fill-in acreage to extend laterals.

Total capital investment by EQT in 2017, excluding the Rice Merger and other acquisitions, is expected to be approximately $2.0 billion (including EQM). Capital spending for well development (primarily drilling and completion) of approximately $1.3 billion in 2017 is expected to support the drilling of approximately 178 gross wells, which includes 121 Marcellus wells, 56 Upper Devonian wells and one deep Utica well. To support continued growth in production, the Company plans to invest approximately $0.5 billion on midstream infrastructure through EQM in 2017. Excluding the Rice Merger, the 2017 capital investment plan for EQT Production is expected to be funded by cash generated from operations and cash on hand. EQM's available sources of liquidity include cash generated from operations, borrowings under its credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership interests.

See "Impairment of Oil and Gas Properties" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. As a result of its third quarter 2017 evaluations, the Company did not recognize an impairment charge for proved properties. However, a further decline in the average five-year forward realized prices in a future period may cause the Company to recognize a significant impairment on the assets in the Huron play, which had a carrying value of approximately $3 billion at September 30, 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Overview

During the nine months ended September 30, 2017, the Company’s cash on hand decreased by $620.0 million primarily as a result of capital expenditures, expenditures for acquisitions, and capital contributions to the MVP Joint Venture exceeding the net cash provided by operating activities and proceeds from sales of trading securities.

Operating Activities

Net cash flows provided by operating activities totaled $1,211.4 million for the nine months ended September 30, 2017 compared to $767.7 million for the nine months ended September 30, 2016.  The $443.7 million increase in cash flows provided by operating activities was primarily the result of higher operating income, the reasons for which are discussed in the section captioned "Corporate Overview" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," partly offset by cash settlements paid in 2017 compared to cash received in 2016 on derivatives not designated as hedges.

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

Investing Activities

Net cash flows used in investing activities totaled $1,716.5 million for the nine months ended September 30, 2017 compared to $1,669.4 million for the nine months ended September 30, 2016. The $47.1 million increase was primarily due to the Company's acquisitions and increased drilling and completions spending during the nine months ended September 30, 2017, partly offset by cash received from the sale of trading securities and lower EQM capital expenditures. The Company spud 149 gross wells in the first nine months of 2017, including 100 horizontal Marcellus wells, 48 horizontal Upper Devonian wells and one horizontal Utica well. The Company spud 68 gross wells in the first nine months of 2016, including 65 horizontal Marcellus wells and three horizontal Utica wells. The increase in drilling and completions spending was offset by decreased spending on the following projects: the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. The OVC project, part of the Range Resources Header Pipeline project and a prior expansion project in the NWV Gathering development area were placed into service in the fourth quarter of 2016.

Capital expenditures as reported on the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2017 and 2016 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $102.7 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures for acquisitions as reported on the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2017 also excluded non-cash capital expenditures of $7.5 million related to the Company's acquisitions.

Financing Activities

Net cash flows used in financing activities totaled $114.8 million for the nine months ended September 30, 2017 compared to net cash flows provided by financing activities of $1,057.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the primary financing uses of cash were distributions to noncontrolling interests, cash paid for taxes on share-based incentive awards and dividends paid. The primary financing source of cash was a net increase in EQM credit facility borrowings. During the nine months ended September 30, 2016, the primary sources of financing cash flows were net proceeds from public offerings of EQT common stock and EQM common units, and the primary financing uses of cash were net credit facility repayments under the EQM credit facility, distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards.

On October 4, 2017, the Company completed the 2017 Notes Offering described in Note O to the Condensed Consolidated Financial Statements. The Company received net proceeds from the 2017 Notes Offering of approximately $2,974.3 million, which the Company expects to use, together with other cash on hand and borrowings under the Company’s revolving credit facility, to fund

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the cash portion of the Merger Consideration, to pay expenses related to the Rice Merger and other transactions contemplated by the Rice Merger Agreement (including the refinancing of certain indebtedness of Rice and its subsidiaries), to redeem or repay certain Company senior notes and medium term notes due in 2018 and for other general corporate purposes.  In October 2017, the Company delivered redemption notices pursuant to which the Company expects to redeem all of its outstanding $200 million aggregate principal amount 5.15% Senior Notes due 2018 and $500 million aggregate principal amount 6.50% Senior Notes due 2018 in November 2017.  Upon redemption, the Company will pay make whole call premiums based upon prevailing rates on U.S. government securities at the time of redemption. If the Rice Merger does not occur on or before May 19, 2018 or the Company notifies the trustee that the Company will not pursue the consummation of the Rice Merger, the Company will be required to redeem the Floating Rate Notes, the 2020 Notes and the 2027 Notes (but not the 2022 Notes) then outstanding at a redemption price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the special mandatory redemption date. The Company accrued $6.1 million of expenses related to the 2017 Notes Offering in other assets at September 30, 2017. In addition, the Company expensed $7.6 million of commitment fees on the Bridge Facility during the nine months ended September 30, 2017.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at September 30, 2017.  Changes in credit ratings may affect the Company’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody's	Baa3	Stable
S&P	BBB	Negative
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at September 30, 2017.  Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

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

In July 2017, the Company amended and restated its $1.5 billion revolving credit facility to extend the term to July 2022.  In addition, following the closing of the Rice Merger and subject to the satisfaction of certain conditions, the borrowing capacity under the revolving credit facility will automatically increase to $2.5 billion. The Company had no amounts outstanding under the facility as of September 30, 2017. The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of September 30, 2017, the Company was in compliance with all debt provisions and covenants.

In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the term to July 2022. EQM had $105 million in borrowings outstanding under the facility as of September 30, 2017. Subject to certain terms and conditions, the $1 billion credit facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $500 million. EQM’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions.  The covenants and events of default under the debt agreements relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s $1 billion credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2017, EQM was in compliance with all debt provisions and covenants.

EQM has a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility) that matures on October 24, 2018 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM's $1 billion credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $1 billion credit facility and (ii) 10 basis points. During the three and nine months ended September 30, 2017, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $40 million and $100 million and the average daily balances were approximately $11 million and $30 million, respectively. EQM had no borrowings outstanding under the 364-Day Facility as of September 30, 2017 and December 31, 2016.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of October 26, 2017.

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

As of October 24, 2017, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2017 through 2019 were:

NYMEX Swaps	2017 (a)(b)(c)	2018 (b)(c)	2019
Total Volume (Bcf)	120	189	19
Average Price per Mcf (NYMEX) (d)	$3.35	$3.18	$3.12
Collars
Total Volume (Bcf)	6	18	—
Average Floor Price per Mcf (NYMEX) (d)	$3.06	$3.16	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.93	$3.63	$—

(a)     October through December 31.
(b)     The Company also sold calendar year 2017 and 2018 calls/swaptions for approximately 8 Bcf and 33 Bcf, respectively, at strike prices of $3.53 per Mcf and $3.47 per Mcf, respectively.

(c)	For 2017 and 2018, the Company also sold puts for approximately 1 Bcf and 3 Bcf, respectively, at a strike price of $2.63 per Mcf.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company also enters into natural gas sales agreements that are satisfied by physical delivery. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data." The Company has fixed price physical sales for the remainder of 2017 and 2018 of 25 Bcf and 18 Bcf, respectively, at average NYMEX prices of $3.31 per Mcf and $3.23 per Mcf, respectively. For 2017 and 2018, the Company has a natural gas sales agreement for approximately 35 Bcf per year that includes a NYMEX ceiling price of $4.88 per Mcf. For 2018 and 2019, the Company has a natural gas sales agreement for approximately 49 Bcf per year that includes a NYMEX ceiling price of $3.36 per Mcf. For 2018 and 2019, the Company also has a natural gas sales agreement for approximately 7 Bcf per year that includes a NYMEX floor price of $2.16 per Mcf and a NYMEX ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGL exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Dividend

On October 11, 2017, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable December 1, 2017, to the Company’s shareholders of record at the close of business on November 10, 2017.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 470 Bcf of natural gas and 1,189 Mbbls of NGLs as of September 30, 2017, and 646 Bcf of natural gas and 1,095 Mbbls of NGLs as of December 31, 2016. See the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion. A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2017 and December 31, 2016 levels would have increased the fair value of these natural gas derivative instruments by approximately $103.1 million and $179.0 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the September 30, 2017 and December 31, 2016 levels would have decreased the fair value of these natural gas derivative instruments by approximately $105.3 million and $181.8 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note H to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2017 and December 31, 2016. The price change was then applied to these natural gas derivative commodity instruments, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP and EQM earn on cash, cash equivalents and short-term investments, the interest rates the Company and EQM pay on borrowings under their respective revolving credit facilities and the interest rate the Company pays on its Floating Rate Notes. All of the Company’s and EQM’s long-term borrowings, other than borrowings on the Company's Floating Rate Notes, are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note J to the Condensed Consolidated Financial Statements for further discussion of the Company’s and EQM’s revolving credit facilities and Note H to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 49%, or $67.6 million, of the Company’s OTC derivative contracts outstanding at September 30, 2017 had a positive fair value. Approximately 11%, or $33.1 million, of the Company’s OTC derivative contracts outstanding at December 31, 2016 had a positive fair value.

As of September 30, 2017, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

The Company has a revolving credit facility that expires in July 2022. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company. As of September 30, 2017, the Company had no borrowings or letters of credit outstanding under the facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Company’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Company’s exposure to problems or consolidation in the banking industry.

EQM has a revolving credit facility that expires in July 2022. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. As of September 30, 2017, EQM had $105 million of borrowings and no letters of credit outstanding under the credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•
if the merger agreement is terminated and our board of directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the acquisition of Rice.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2017:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 2017 (July 1 – July 31)	231	$59.90	—	700,000
August 2017 (August 1 – August 31)	7,261	61.05	—	700,000
September 2017 (September 1 – September 30)	—	—	—	700,000
Total	7,492	$61.01	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of September 30, 2017, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing

4.01	Fifth Supplemental Indenture dated as of October 4, 2017 between the Company and The Bank of New York Mellon, as Trustee, pursuant to which the Floating Rate Notes due 2020 were issued	Incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on October 4, 2017

4.02	Sixth Supplemental Indenture dated as of October 4, 2017 between the Company and The Bank of New York Mellon, as Trustee, pursuant to which the 2.50% Senior Notes due 2020 were issued	Incorporated herein by reference to Exhibit 4.5 to Form 8-K filed on October 4, 2017

4.03	Seventh Supplemental Indenture dated as of October 4, 2017 between the Company and The Bank of New York Mellon, as Trustee, pursuant to which the 3.00% Senior Notes due 2022 were issued	Incorporated herein by reference to Exhibit 4.7 to Form 8-K filed on October 4, 2017

4.04	Eighth Supplemental Indenture dated as of October 4, 2017 between the Company and The Bank of New York Mellon, as Trustee, pursuant to which the 3.90% Senior Notes due 2027 were issued	Incorporated herein by reference to Exhibit 4.9 to Form 8-K filed on October 4, 2017

10.01
First Amendment to Voting and Support Agreement effective as of October 9, 2017 among the Company, Rice Energy 2016 Irrevocable Trust, Rice Energy Holdings LLC, Daniel J. Rice III, Daniel J. Rice IV, Derek A. Rice and Toby Z. Rice

Filed herewith as Exhibit 10.01

10.02
Second Amended and Restated Credit Amendment dated as of July 31, 2017 among the Company, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer and the other lenders party thereto
Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on August 3, 2017

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
 Date:  October 26, 2017