Form 10-Q
period 2018-03-31
EQT Corp
filed 2018-04-26
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, 265 (in millions) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$1,226,374	$673,465
Pipeline, water and net marketing services	144,617	79,962
Gain on derivatives not designated as hedges	62,592	140,742
Total operating revenues	1,433,583	894,169

Operating expenses:
Transportation and processing	190,140	133,706
Operation and maintenance	25,740	16,817
Production	60,123	45,672
Exploration	5,104	3,122
Selling, general and administrative	52,615	71,957
Depreciation, depletion and amortization	437,893	231,918
Impairment of long-lived assets	2,329,045	—
Transaction costs	35,711	—
Amortization of intangible assets	20,728	—
Total operating expenses	3,157,099	503,192

Operating (loss) income	(1,723,516)	390,977

Other income	9,585	3,048
Interest expense	70,013	42,655
(Loss) income before income taxes	(1,783,944)	351,370
Income tax (benefit) expense	(338,965)	100,665
Net (loss) income	(1,444,979)	250,705
Less: Net income attributable to noncontrolling interests	141,015	86,713
Net (loss) income attributable to EQT Corporation	$(1,585,994)	$163,992

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	264,877	173,213
Net (loss) income	$(5.99)	$0.95
Diluted:
Weighted average common stock outstanding	264,877	173,511
Net (loss) income	$(5.99)	$0.95
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Net (loss) income	$(1,444,979)	$250,705

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(100) and $(584)	(287)	(888)
Interest rate, net of tax expense of $18 and $25	44	36
Other post-retirement benefits liability adjustment, net of tax expense of $30 and $49	86	76
Other comprehensive loss	(157)	(776)
Comprehensive (loss) income	(1,445,136)	249,929
Less: Comprehensive income attributable to noncontrolling interests	141,015	86,713
Comprehensive (loss) income attributable to EQT Corporation	$(1,586,151)	$163,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(1,444,979)	$250,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(338,734)	100,665
Depreciation, depletion and amortization	437,893	231,918
Amortization of intangibles	20,728	—
Amortization of financing costs	2,872	1,806
Asset and lease impairments	2,332,924	1,837
Reduction of allowance for doubtful accounts	(1,138)	(1,607)
Other income	(9,585)	(3,048)
Stock-based compensation expense	5,892	14,765
Gain on derivatives not designated as hedges	(62,592)	(140,742)
Cash settlements paid on derivatives not designated as hedges	(38,629)	(8,967)
Changes in other assets and liabilities:
Accounts receivable	62,423	64,374
Accounts payable	307	(15,225)
Other items, net	(62,970)	18,336
Net cash provided by operating activities	904,412	514,817

Cash flows from investing activities:
Capital expenditures	(732,417)	(311,399)
Capital expenditures for acquisitions	—	(669,479)
Sales of investments in trading securities	—	283,758
Capital contributions to Mountain Valley Pipeline, LLC	(117,019)	(19,760)
Net cash used in investing activities	(849,436)	(716,880)

Cash flows from financing activities:
Increase in borrowings on credit facilities	1,217,500	—
Repayment of borrowings on credit facilities	(1,086,500)	—
Dividends paid	(7,942)	(5,206)
Distributions to noncontrolling interests	(88,896)	(54,636)
Repayments and retirements of Senior Notes	(7,999)	—
Proceeds and excess tax benefits from awards under employee compensation plans	1,946	—
Cash paid for taxes related to net settlement of share-based incentive awards	(20,009)	(17,253)
Repurchase of common stock	(9)	(7)
Net cash used in financing activities	8,091	(77,102)
Net change in cash, cash equivalents and restricted cash	63,067	(279,165)
Cash, cash equivalents and restricted cash at beginning of period	147,315	1,178,540
Cash and cash equivalents at end of period	$210,382	$899,375

Cash paid during the period for:
Interest, net of amount capitalized	$27,519	$17,845
Income taxes, net	$(9)	$(87)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$210,382	$147,315
Accounts receivable (less accumulated provision for doubtful accounts: $7,089 at March 31, 2018 and $8,226 at December 31, 2017)	674,104	725,236
Derivative instruments, at fair value	262,283	241,952
Prepaid expenses and other	44,812	48,552
Total current assets	1,191,581	1,163,055

Property, plant and equipment	27,083,946	30,990,309
Less: accumulated depreciation and depletion	4,208,106	6,105,294
Net property, plant and equipment	22,875,840	24,885,015

Intangible assets, net	715,631	736,360
Goodwill	1,998,726	1,998,726
Investment in nonconsolidated entity	546,428	460,546
Other assets	304,140	278,902
Total assets	$27,632,346	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of Senior Notes	$—	$7,999
Accounts payable	699,520	654,624
Derivative instruments, at fair value	59,198	139,089
Other current liabilities	349,958	430,525
Total current liabilities	1,108,676	1,232,237

Credit facility borrowings	1,892,000	1,761,000
Senior Notes	5,564,826	5,562,555
Deferred income taxes	1,431,148	1,768,900
Other liabilities and credits	771,934	783,299
Total liabilities	10,768,584	11,107,991

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 267,871 at March 31, 2018 and 267,871 at December 31, 2017	9,363,289	9,388,903
Treasury stock, shares at cost: 2,871 at March 31, 2018 (including 299 held in rabbi trust) and 3,551 at December 31, 2017 (including 253 held in rabbi trust)	(51,304)	(63,602)
Retained earnings	2,406,952	3,996,775
Accumulated other comprehensive (loss)	(2,615)	(2,458)
Total common shareholders’ equity	11,716,322	13,319,618
Noncontrolling interests in consolidated subsidiaries	5,147,440	5,094,995
Total equity	16,863,762	18,414,613
Total liabilities and equity	$27,632,346	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			163,992		86,713	250,705
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(584)				(888)		(888)
Interest rate, net of tax expense of $25				36		36
Other post-retirement benefits liability adjustment, net of tax expense of $49				76		76
Dividends ($0.03 per share)			(5,206)			(5,206)
Stock-based compensation plans, net	489	1,052			190	1,242
Distributions to noncontrolling interests ($0.85 and $0.177 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(54,636)	(54,636)
Balance, March 31, 2017	173,316	$3,350,218	$2,667,859	$1,266	$3,291,233	$9,310,576

Balance, January 1, 2018	264,320	$9,325,301	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income			(1,585,994)		141,015	(1,444,979)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(100)				(287)		(287)
Interest rate, net of tax expense of $18				44		44
Other post-retirement benefit liability adjustment, net of tax expense of $30				86		86
Dividends ($0.03 per share)			(7,942)			(7,942)
Stock-based compensation plans, net	680	(13,365)			390	(12,975)
Distributions to noncontrolling interests ($1.025, $0.244 and $0.2917 per common unit from EQT Midstream Partners, LP, EQT GP Holdings, LP, and Rice Midstream Partners LP, respectively)					(88,896)	(88,896)
Change in accounting principle (a)			4,113			4,113
Change in ownership of consolidated subsidiaries		49			(64)	(15)
Balance, March 31, 2018	265,000	$9,311,985	$2,406,952	$(2,615)	$5,147,440	$16,863,762

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(a) Related to adoption of ASU No. 2016-01. See Note K and S for additional information.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2018 and December 31, 2017 and the results of its operations, its cash flows and equity for the three month periods ended March 31, 2018 and 2017.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

Prior to the Rice Merger (as defined in Note B), the Company reported its results of operations through three business segments: EQT Production, EQT Gathering and EQT Transmission. These reporting segments reflected the Company's lines of business and were reported in the same manner in which the Company evaluated its operating performance through September 30, 2017. Following the Rice Merger, the Company adjusted its internal reporting structure to incorporate the newly acquired assets. The Company now conducts its business through five business segments: EQT Production, EQM Gathering (formerly known as EQT Gathering), EQM Transmission (formerly known as EQT Transmission), RMP Gathering and RMP Water.

In February 2018, the Company's Board of Directors unanimously approved a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (NewCo) that will focus on midstream operations. NewCo will own the midstream interests held by EQT. The separation is intended to qualify as tax-free to EQT shareholders for U.S. federal income tax purposes and is expected to be completed by the end of the third quarter 2018. Under the separation plan, EQT shareholders will retain their shares of EQT stock and receive a pro-rata share of the new independent midstream company. The Company also announced that it plans to pursue (i) a sale of Rice retained midstream assets acquired by EQT in connection with the Rice Merger to EQM; (ii) a merger of EQM and RMP; and (iii) a sale of RMP’s incentive distribution rights to EQGP.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and related footnotes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

B.                        Rice Merger

On November 13, 2017, the Company completed its previously announced acquisition of Rice Energy Inc. (Rice) pursuant to the Agreement and Plan of Merger, dated June 19, 2017 (as amended, the Merger Agreement), by and among the Company, Rice and a wholly owned indirect subsidiary of the Company (RE Merger Sub). Pursuant to the terms of the Merger Agreement, on November 13, 2017, RE Merger Sub merged with and into Rice (the Rice Merger) with Rice continuing as the surviving corporation and a wholly owned indirect subsidiary of the Company. Immediately after the effective time of the Rice Merger (the Effective Time), Rice merged with and into another wholly owned indirect subsidiary of the Company.

As a result of the Rice Merger, the Company also acquired Rice's interests in Rice Midstream Partners LP (RMP) (NYSE: RMP), as disclosed in Note E.

The Company recorded $15.9 million in acquisition-related expenses related to the Rice Merger during the three months ended March 31, 2018. The Rice Merger acquisition-related expenses included $6.8 million for compensation arrangements and $5.9 million for professional fees and are included in transaction costs in the Statement of Consolidated Operations.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allocation of Purchase Price

The Rice Merger was accounted for as a business combination, using the acquisition method. The following table summarizes the preliminary purchase price and the preliminary estimated fair values of assets and liabilities assumed as of November 13, 2017, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. Approximately, $549.2 million and $1,449.5 million of goodwill has been allocated to EQT Production and RMP Gathering, respectively. Goodwill primarily relates to the value of RMP that cannot be assigned to other assets recognized under GAAP as substantially all of RMP's revenues are from affiliates, deferred tax liabilities arising from differences between the purchase price allocated to Rice’s assets and liabilities based on fair value and the tax basis of these assets and liabilities that carried over to the Company in the Rice Merger, and the Company’s ability to control the Rice acquired assets and recognize synergies. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, title defect analysis and final appraisals of assets acquired and liabilities assumed and the finalization of certain income tax computations. The Company expects to complete the purchase price allocation once the Company has received all of the necessary information, at which time the value of the assets and liabilities will be revised as appropriate.

(in thousands)	Preliminary Purchase Price Allocation
Consideration given:
Equity consideration	$5,943,289
Cash consideration	1,299,407
Buyout of preferred equity in Rice Midstream Holdings LLC	429,708
Buyout of Common Units in RMGP	125,828
Settlement of pre-existing relationships	(14,699)
Total consideration	7,783,533

Fair value of liabilities assumed:
Current liabilities	566,774
Long-term debt	2,151,656
Deferred income taxes	1,106,000
Other long-term liabilities	67,533
Amount attributable to liabilities assumed	3,891,963

Fair value of assets acquired:
Cash	294,671
Accounts receivable	337,007
Current assets	109,465
Net property, plant and equipment	9,903,938
Intangible assets	747,300
Noncontrolling interests	(1,715,611)
Amount attributable to assets acquired	9,676,770
Goodwill	$1,998,726

The fair values of natural gas and oil properties were based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair values of natural gas and oil properties were measured using valuation techniques that convert future cash flows into a single discounted amount. Significant inputs to the valuation of natural gas and oil properties included estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average cost of capital. These inputs required significant judgments and estimates by management, are still under review, and may be subject to change. These inputs have a significant impact on the valuation of oil and gas properties and future changes may occur. The fair value of undeveloped property was determined based upon a market approach of comparable transactions using Level 3 inputs.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, were estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management’s assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represents a Level 3 fair value measurement.

The non-controlling interest in the acquired business is comprised of the limited partner units in RMP which were not acquired by EQT as well as the non-controlling interest in Strike Force Midstream LLC (Strike Force Midstream). The RMP limited partner units are actively traded on the New York Stock Exchange, and were valued based on observable market prices as of the transaction date and therefore represent a Level 1 fair value measurement. The non-controlling interest in Strike Force Midstream was calculated based on the enterprise value of Strike Force Midstream and the percentage ownership not acquired by EQT. Significant unobservable inputs in the estimate of the enterprise value of Strike Force Midstream include future revenue estimates and future cost assumptions. As a result, the non-controlling interest in Strike Force Midstream represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third party customers and non-compete agreements with certain former Rice executives. The fair value of the identified intangible assets was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future production levels, future revenue estimates, future cost assumptions, the estimated probability that former executives would compete in the absence of such non-compete agreements and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. Differences between the preliminary purchase price allocation and the final purchase price allocation may change the amount of intangible assets and goodwill ultimately recognized in conjunction with the Rice Merger.
In conjunction with the Rice Merger, the Company has carryover tax basis of $422.5 million of tax deductible goodwill.

Unaudited Pro Forma Information

The following unaudited pro forma combined financial information presents the Company’s results as though the Rice Merger had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

(in thousands, except per share data) (unaudited)	Three Months Ended March 31, 2017
Pro forma operating revenues	$1,266,383
Pro forma net income	$236,070
Pro forma net income attributable to noncontrolling interests	$109,085
Pro forma net income attributable to EQT	$126,985
Pro forma income per share (basic)	$0.48
Pro forma income per share (diluted)	$0.48

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

C.                        EQT GP Holdings, LP

In January 2015, the Company formed EQT GP Holdings, LP (EQGP) (NYSE: EQGP), a Delaware limited partnership, to own the Company's partnership interests in EQT Midstream Partners, LP (EQM) (NYSE: EQM). EQT owns 239,715,000 common units, which represent a 90.1% limited partner interest, and the entire non-economic general partner interest in EQGP. EQGP owned the following EQM partnership interests as of March 31, 2018, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 26.6% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.8% general partner interest in EQM; and all of EQM’s incentive distribution rights, or IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. Through EQGP's general partner interest, limited partner interest and IDRs in EQM, EQGP has a controlling financial interest in EQM; therefore, EQGP consolidates EQM. The Company is the ultimate parent company of EQGP and EQM.

The Company consolidates the results of EQGP but records an income tax provision only on its ownership percentage of EQGP earnings.  The Company records the noncontrolling interest of the EQGP and EQM public limited partners (i.e., the EQGP limited partner interests not owned by the Company and the EQM limited partner interests not owned by EQGP) in its financial statements.

On April 24, 2018, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the first quarter of 2018 of $0.258 per common unit, or approximately $68.7 million.  The distribution will be paid on May 24, 2018 to unitholders of record, including the Company, at the close of business on May 4, 2018.

D.                        EQT Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and third parties. EQM is consolidated in the Company’s financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

On April 24, 2018, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the first quarter of 2018 of $1.065 per common unit. The cash distribution will be paid on May 15, 2018 to unitholders of record, including EQGP, at the close of business on May 4, 2018. Based on the 80,591,366 EQM common units outstanding on April 26, 2018, the cash distributions by EQM to EQGP for the first quarter 2018 will be approximately $69.7 million consisting of: $23.2 million in respect of its limited partner interest, $2.3 million in respect of its general partner interest and $44.2 million in respect of its IDRs. These distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2018 distribution.

E.                        Rice Midstream Partners LP

In connection with the Rice Merger, the Company acquired a 28.1% limited partner interest, all of the IDRs and the entire non-economic general partner interest in RMP. The Company is the ultimate parent of RMP, and the Company records the noncontrolling interest of the RMP public limited partners in its financial statements. RMP owns, operates and develops midstream assets in the Appalachian Basin. RMP's assets consist of gathering pipelines and compressor stations, as well as water handling and treatment facilities. RMP provides gathering and water services to the Company and third parties.

As a result of the declaration of RMP’s fourth quarter 2017 cash distribution, which was paid on February 14, 2018, the subordination period with respect to RMP’s subordinated units expired on February 15, 2018 and all of the outstanding RMP subordinated units converted into RMP common units on a one-for-one basis on that day.

On April 24, 2018, the Board of Directors of the general partner of RMP declared a cash distribution to RMP’s unitholders for the first quarter of 2018 of $0.3049 per common unit. The cash distribution will be paid on May 15, 2018 to unitholders of record at the close of business on May 4, 2018. Based on the 102,303,108 RMP common units outstanding on April 26, 2018, distributions by RMP to the Company for the first quarter 2018 will be approximately $13.2 million, consisting of $8.8 million in respect of its limited partner interest and $4.4 million in respect of its IDRs in RMP. The distribution amounts related to IDRs in RMP are subject to change if RMP issues additional common units on or prior to the record date for the first quarter 2018 distribution.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

F.        Revenue from Contracts with Customers

As discussed in Note S, the Company adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change the Company's amount and timing of revenues. The Company applied the ASU only to contracts that were not completed as of January 1, 2018. The Company has elected to exclude all taxes from the measurement of transaction price.

For the sale of natural gas, oil and natural gas liquids (NGLs), the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the gas is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. Other contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to NYMEX or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

Based on management’s judgment, the performance obligations for the sale of natural gas, oil and NGLs are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas, oil or NGL is delivered to the designated sales point.

The sales of natural gas, oil and NGLs as presented on the Statements of Consolidated Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, oil and NGLs on behalf of royalty owners or working interest owners, EQT is acting as an agent and thus reports the revenue on a net basis.

The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline or storage capacity. Interruptible service contracts include volumetric based fees, which are charges for the volume of gas actually gathered, transported or stored and do not guaranty access to the pipeline or storage facility. These contracts can be short or long term. Volumetric based fees can also be charged under firm contracts for actual volumes transported, gathered or stored in excess of the firm contracted volume. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.

Based on total projected contractual revenues and including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 8 and 15 years, respectively, as of December 31, 2017.

Under a firm contract, the Company has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenues is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric based fee revenues is generally satisfied upon the Company's monthly billing to the customer for actual volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of the Company’s performance to date as the customer obtains value as each volume is gathered, transported or stored.

Water services revenues primarily represent fees charged by RMP for the delivery of fresh water to a customer at a specified delivery point. All of RMP’s water services revenues are generated pursuant to variable price per volume contracts with customers in the Appalachian Basin. For water services contracts, the only performance obligation in each contract is for RMP to provide water (usually a minimum daily volume) to the customer at any designated delivery point. This performance obligation is generally satisfied upon RMP’s monthly billing to the customer for the volume of water provided during the month. For water services arrangements, the customer is typically invoiced on a monthly basis with payment due 21 days after the receipt of the invoice.

Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $438.6 million as accounts receivable within the Condensed Consolidated Balance Sheet.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides disaggregated information regarding the Company’s revenues, presented consistently with the Company’s segment reporting. Certain contracts that provide for the release of capacity that is not used to transport the Company’s produced volumes were deemed to be outside the scope of Revenue from Contracts with Customers. The cost of, and recoveries on, that capacity are reported within pipeline and net marketing services at EQT Production. Derivative contracts are also outside the scope of Revenue from Contracts with Customers.

Three Months Ended March 31, 2018	Revenues from contracts with customers	Other sources of revenue	Total
	(Thousands)
Natural gas sales	$1,089,760	$—	$1,089,760
NGLs sales	125,468	—	125,468
Oil sales	11,146	—	11,146
Sales of natural gas, oil and NGLs	$1,226,374	$—	$1,226,374

Pipeline and net marketing services at EQT Production	$38,843	$20,793	$59,636
EQM Gathering:
Firm reservation fee revenues	109,933	—	109,933
Volumetric based fee revenues:
Usage fees under firm contracts	12,108	—	12,108
Usage fees under interruptible contracts	3,867	—	3,867
EQM Transmission:
Firm reservation fee revenues	97,775	—	97,775
Volumetric based fee revenues:
Usage fees under firm contracts	3,822	—	3,822
Usage fees under interruptible contracts	5,337	—	5,337
RMP Gathering:
Gathering revenues	52,730	—	52,730
Compression revenues	8,771	—	8,771
Water services at RMP Water	22,963	—	22,963
Intersegment eliminations	(232,325)	—	(232,325)
Pipeline, water and net marketing services	$123,824	$20,793	$144,617

Gain on derivatives not designated as hedges	$—	$62,592	$62,592

Total operating revenues	$1,350,198	$83,385	$1,433,583

The following table includes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration. The table excludes all contracts that qualified for the exception to the relative standalone selling price method. Gathering firm reservation fees and transmission and storage firm reservation fees include amounts related to affiliate contracts.

	2018 (a)	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Natural gas sales	$54,946	$15,207	$—	$—	$—	$—	$70,153
Gathering firm reservation fees	$338,978	$449,124	$448,896	$448,896	$447,607	$1,485,787	$3,619,288
Transmission and storage firm reservation fees	$294,044	$384,018	$381,788	$377,619	$372,544	$3,039,812	$4,849,825
(a)     April through December 31.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.        Investment in Nonconsolidated Entity

As of March 31, 2018, EQM owned a 45.5% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture). The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by the Company.

In October 2017, the Federal Energy Regulatory Commission (FERC) issued the Certificate of Public Convenience and Necessity for the project. In early 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC. The MVP Joint Venture commenced construction on the MVP in the first quarter of 2018, which is targeted to be placed in-service during the fourth quarter of 2018.

The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In February 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $65.8 million, which is expected to be paid in May 2018. The capital contribution payable has been reflected on the consolidated balance sheet as of March 31, 2018 with a corresponding increase to the Company's investment in the MVP Joint Venture.

EQM’s ownership share of the MVP Joint Venture's earnings for the three months ended March 31, 2018 and 2017 was $8.8 million and $4.3 million, respectively. These earnings are reported in other income on the Statements of Consolidated Operations for the periods presented.

As of March 31, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As of March 31, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $637 million, which consists of the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of March 31, 2018 and amounts which could have become due under EQM's performance guarantee as of that date.

H.     Consolidated Variable Interest Entities

The Company determined EQGP, EQM, RMP and Strike Force Midstream to be variable interest entities. Through EQT's ownership and control of EQGP's general partner, RMP's general partner, EQM's general partner and Strike Force Midstream Holdings LLC (Strike Force Midstream Holdings), which owns a 75% limited liability company interest in Strike Force Midstream, EQT has the power to direct the activities that most significantly impact the economic performance of EQGP, EQM, RMP and Strike Force Midstream. In addition, through EQT's limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Furthermore, through EQT's limited partner interest and IDRs in RMP and majority ownership interest in Strike Force Midstream, EQT has the obligation to absorb the losses of RMP and Strike Force Midstream and the right to receive benefits from RMP and Strike Force Midstream, in accordance with such interests. As EQT has a controlling financial interest in, and is primary beneficiary of, EQGP, EQM, RMP and Strike Force Midstream, EQT consolidates EQGP, EQM, RMP and Strike Force Midstream. See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the consolidated variable interest entities.

The risks associated with the operations of EQGP, EQM and RMP are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2017, as updated by any Quarterly Reports on Form 10-Q. The risks associated with the operations of Strike Force Midstream are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that EQT's ownership and control of EQGP, EQM, RMP and Strike Force Midstream have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2017, including in the section captioned

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

"Management's Discussion and Analysis of Financial Condition and Results of Operations." See Notes C, D, and E for further discussion of EQGP, EQM and RMP, respectively.

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of March 31, 2018 and December 31, 2017.

Classification	March 31, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$9,301	$2,857
Accounts receivable	29,481	28,804
Prepaid expenses and other	12,860	8,470
Property, plant and equipment, net	2,864,040	2,804,059
Other assets	568,594	483,004
Liabilities:
Accounts payable	$48,212	$47,042
Other current liabilities	92,667	133,531
Credit facility borrowings	317,000	180,000
Senior Notes	987,756	987,352
Other liabilities and credits	20,880	20,273

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2018 and 2017, inclusive of affiliate amounts.

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Operating revenues	$232,842	$200,072
Operating expenses	55,727	55,976
Other expenses	1,108	2,108
Net income	$176,007	$141,988

Net cash provided by operating activities	$181,755	$160,769
Net cash used in investing activities	(199,954)	(81,687)
Net cash provided by (used in) financing activities	24,643	(96,767)

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents summary information of assets and liabilities of RMP included in the Company’s Condensed Consolidated Balance Sheets that are for the use or obligation of RMP as of March 31, 2018 and December 31, 2017.

Classification	March 31, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$46,518	$10,538
Accounts receivable	7,205	12,246
Prepaid expenses and other	2,208	1,327
Property, plant and equipment, net	1,440,196	1,431,802
Goodwill	1,346,918	1,346,918
Other assets	6,123	—
Liabilities:
Accounts payable	$22,312	$24,634
Other current liabilities	4,530	4,200
Credit facility borrowings	325,000	286,000
Other liabilities and credits	9,465	9,360

The following table summarizes RMP’s Statements of Consolidated Operations and Cash Flows for the three months ended March 31, 2018 and 2017, inclusive of affiliate amounts.

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Operating revenues	$84,464	$—
Operating expenses	28,999	—
Other expenses	1,948	—
Net income	$53,517	$—

Net cash provided by operating activities	$62,536	$—
Net cash used in investing activities	(32,712)	—
Net cash provided by financing activities	6,156	—

The following table presents summary information of assets and liabilities of Strike Force Midstream included in the Company’s Condensed Consolidated Balance Sheets that are for the use or obligation of Strike Force Midstream as of March 31, 2018 and December 31, 2017.

Classification	March 31, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$22,136	$43,938
Accounts receivable	20,193	12,477
Other current assets	107	—
Property, plant and equipment, net	377,112	356,346
Intangible assets, net	450,291	457,992
Liabilities:
Other current liabilities	12,874	24,341

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes Strike Force Midstream’s Statements of Consolidated Operations and Cash Flows the three months ended March 31, 2018 and 2017, inclusive of affiliate amounts.

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Operating revenues	$22,810	$—
Operating expenses	12,953	—
Other (income)	(116)	—
Net income	$9,973	$—

Net cash provided by operating activities	$13,620	$—
Net cash (used in) investing activities	(32,423)	—
Net cash (used in) financing activities	(3,000)	—

I.                        Financial Information by Business Segment

As discussed in Note A, the Company adjusted its internal reporting structure following the Rice Merger to incorporate the newly acquired assets. The Company now conducts its business through five business segments: EQT Production, EQM Gathering, EQM Transmission, RMP Gathering and RMP Water.

Three Months Ended March 31, 2018	EQT Production	EQM Gathering	EQM Transmission	RMP Gathering	RMP Water	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,226,374	$—	$—	$—	$—	$—	$1,226,374
Pipeline, water and net marketing services	59,636	125,908	106,934	61,501	22,963	(232,325)	144,617
Gain on derivatives not designated as hedges	62,592	—	—	—	—	—	62,592
Total operating revenues	$1,348,602	$125,908	$106,934	$61,501	$22,963	$(232,325)	$1,433,583

Three Months Ended March 31, 2017	EQT Production	EQM Gathering	EQM Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$673,465	$—	$—	$—	$673,465
Pipeline and net marketing services	14,455	102,329	97,743	(134,565)	79,962
Gain on derivatives not designated as hedges	140,742	—	—	—	140,742
Total operating revenues	$828,662	$102,329	$97,743	$(134,565)	$894,169

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Operating (loss) income:
EQT Production (a)	$(1,893,807)	$257,549
EQM Gathering	98,891	73,704
EQM Transmission	79,451	71,604
RMP Gathering	44,095	—
RMP Water	11,370	—
Unallocated expenses and intersegment eliminations (b)	(63,516)	(11,880)
Total operating (loss) income	$(1,723,516)	$390,977

(a)	Impairment of long-lived assets of $2.3 billion is included in EQT Production operating income for the three months ended March 31, 2018. See Note Q.

(b)
Unallocated expenses consist primarily of compensation expense and administrative costs, including transaction costs of $35.7 million. Intersegment eliminations include water services that are provided to EQT Production and capitalized as part of development costs.

Reconciliation of operating (loss) income to net (loss) income:

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Total operating (loss) income	$(1,723,516)	$390,977
Other income	9,585	3,048
Interest expense	70,013	42,655
Income tax (benefit) expense	(338,965)	100,665
Net (loss) income	$(1,444,979)	$250,705

	March 31, 2018	December 31, 2017
	(Thousands)
Segment assets:
EQT Production	$20,633,392	$22,711,854
EQM Gathering	1,449,871	1,411,857
EQM Transmission	1,475,214	1,462,881
RMP Gathering	2,741,744	2,720,305
RMP Water	163,458	185,079
Total operating segments	26,463,679	28,491,976
Headquarters assets, including cash and short-term investments	1,168,667	1,030,628
Total assets	$27,632,346	$29,522,604

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Depreciation, depletion and amortization: (c)
EQT Production	$400,058	$211,097
EQM Gathering	10,738	8,860
EQM Transmission	12,441	11,687
RMP Gathering	8,124	—
RMP Water	5,771	—
Other	761	274
Total	$437,893	$231,918

Expenditures for segment assets (d):
EQT Production (e)	$675,028	$945,458
EQM Gathering	68,933	48,838
EQM Transmission	18,929	21,389
RMP Gathering	20,940	—
RMP Water	2,375	—
Other and intersegment eliminations (f)	(21,223)	1,628
Total	$764,982	$1,017,313

(c)	Excludes amortization of intangible assets.

(d)
Includes the capitalized portion of non-cash stock-based compensation costs, non-cash acquisitions and the impact of capital accruals. These non-cash items are excluded from capital expenditures on the Statements of Condensed Consolidated Cash Flows. Expenditures for segment assets does not include consideration for the Rice Merger.

(e)
Expenditures for segment assets in the EQT Production segment included $36.8 million and $42.7 million for fill-ins and bolt-ons associated with legacy EQT acreage for the three months ended March 31, 2018 and 2017, respectively. Expenditures included $44.3 million associated with retained midstream assets during the three months ended March 31, 2018. The three months ended March 31, 2017 included $669.5 million of cash and $15.4 million of non-cash capital expenditures, for the acquisitions discussed in Note P.

(f)	Intersegment eliminations include water services that are provided to EQT Production and capitalized as part of development costs.

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

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap, collar and option agreements that are typically placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also sells call options that require the Company to pay the counterparty if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to fluctuations in interest rates. The Company has also engaged in a limited number of swaptions and power-indexed natural gas sales and swaps that are accounted for as derivative commodity instruments.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 2,314 Bcf of natural gas and 1,238 Mbbls of NGLs as of March 31, 2018, and 2,148 Bcf of natural gas and 1,460 Mbbls of NGLs as of December 31, 2017. The open positions at March 31, 2018 and December 31, 2017 had maturities extending through December 2023 and December 2022, respectively.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of March 31, 2018 and December 31, 2017.

As of March 31, 2018	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$262,283	$(50,056)	$(601)	$211,626
Liability derivatives:
Derivative instruments, at fair value	$59,198	$(50,056)	$—	$9,142

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$241,952	$(86,856)	$—	$155,096
Liability derivatives:
Derivative instruments, at fair value	$139,089	$(86,856)	$—	$52,233

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds.  The additional collateral can be up to 100% of the derivative liability.  As of March 31, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $9.0 million, for which the Company had no collateral posted on March 31, 2018.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2018, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at March 31, 2018.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

K.            Fair Value Measurements

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$262,283	$—	$262,283	$—
Liabilities
Derivative instruments, at fair value	$59,198	$—	$59,198	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$241,952	$—	$241,952	$—
Liabilities
Derivative instruments, at fair value	$139,089	$—	$139,089	$—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying values of borrowings under the Company's various credit facilities approximate fair value as the interest rates are based on prevailing market rates.

The company also has an immaterial investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies for which it recognized a cumulative effect of accounting change in the first quarter 2018.

The Company estimates the fair value of its Senior Notes using its established fair value methodology.  Because not all of the Company’s Senior Notes are actively traded, the fair value of the Senior Notes are a Level 2 fair value measurement.  Fair value for non-traded Senior Notes are estimated using a standard industry income approach model that utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  The estimated fair value of Senior Notes (including EQM’s Senior Notes) on the Condensed Consolidated Balance Sheets was approximately $5.6 billion at March 31, 2018 and $5.7 billion at December 31, 2017.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

For information on the fair values of assets related to the impairments of proved and unproved oil and gas properties and of other long-lived assets, see Note Q and Note 1 in EQT's Annual Report on Form 10-K for the year ended December 31, 2017. For information on the assets acquired in the Rice Merger and the assets acquired in other acquisition transactions, see Notes B and P.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

L.                       Income Taxes

On December 22, 2017, the U.S. Congress enacted the law known as the Tax Cuts and Jobs Act of 2017 (Tax Reform Legislation), which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018. The Company is still analyzing certain aspects of the Tax Reform Legislation and refining calculations, which could potentially impact the measurement of deferred tax balances or potentially give rise to new deferred tax amounts. The Company will refine its estimates to incorporate new or better information as it comes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.

For the three months ended March 31, 2018 and 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter.

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

The Company recorded income tax benefit at an effective tax rate of 19.0% for the three months ended March 31, 2018 and income tax expense at an effective tax rate of 28.6% for the three months ended March 31, 2017.  The Company’s forecasted annual effective tax rate for the period ended December 31, 2018 was higher than the statutory rate due to the impact of income allocated to non-controlling limited partners on a forecasted consolidated pre-tax loss and the impact of state taxes. The state taxes increased the forecasted annual effective tax rate as compared to the statutory rate as a result of the pre-tax loss on entities with higher state applicable rates and pre-tax income on entities with lower state applicable rates.  The Company’s effective tax rate for the three months ended March 31, 2018 was significantly lowered because the amount of benefit recorded for the quarter is limited to the amount of benefit forecasted for the entire year.  The Company’s effective tax rate for the three months ended March 31, 2017 was lower than the statutory rate due to the impact of income allocated to non-controlling limited partners on forecasted consolidated pre-tax income.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2018.

M.                       Revolving Credit Facilities

The Company has a $2.5 billion revolving credit facility that expires in July 2022. The Company had $1.3 billion in borrowings and no letters of credit outstanding under its credit facility as of March 31, 2018. The Company had $1.3 billion in borrowings and $159.4 million of letters of credit outstanding under its credit facility as of December 31, 2017. The maximum amount of outstanding borrowings at any time under the credit facility during the three months ended March 31, 2018 was $1.6 billion, and the average daily balance of borrowings outstanding was approximately $1.4 billion at a weighted average annual interest rate of approximately 3.1%. The Company had no borrowings or letters of credit outstanding under its credit facility any time during the three months ended March 31, 2017.

EQM has a $1 billion credit facility that expires in July 2022. EQM had $317 million in borrowings and no letters of credit outstanding under the credit facility as of March 31, 2018. EQM had $180 million in borrowings and no letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three months ended March 31, 2018 was $420 million, and the average daily balance of borrowings outstanding was approximately $301 million at a weighted average annual interest rate of approximately 3.0%. EQM had no borrowings or letters of credit outstanding under its revolving credit facility any time during the three months ended March 31, 2017.

Rice Midstream OpCo LLC (RMP OpCo), a direct wholly owned subsidiary of RMP, has an $850 million, secured revolving credit facility that expires in December 2019. RMP OpCo had $325 million in borrowings and $1 million of letters of credit outstanding under the credit facility as of March 31, 2018. RMP had $286 million in borrowings and $1 million of letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings under RMP’s revolving credit facility at any time during the three months ended March 31, 2018 was $336 million, and the average daily balance of borrowings outstanding was approximately $308 million at a weighted average annual interest rate of approximately 3.6%.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

N.                            Earnings Per Share

In periods when the Company reports a net loss, all options and restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, all options and all restricted stock totaling 1,896,224 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018. Potentially dilutive securities (options and restricted stock awards) included in the calculation of diluted earnings per share totaled 298,297 for the three months ended March 31, 2017. Options to purchase common stock excluded from potentially dilutive securities because they were anti-dilutive totaled 440,325 for the three months ended March 31, 2017. The impact of EQM’s, EQGP’s and RMP's dilutive units did not have a material impact on the Company’s earnings per share calculations for either of the periods presented.

O.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated OCI by component during the applicable period:

	Three Months Ended March 31, 2018
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(287)	(a)	44	(a)	86	(b)	(157)
Accumulated OCI (loss), net of tax, as of March 31, 2018	$4,338		$(511)		$(6,442)		$(2,615)

	Three Months Ended March 31, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(888)	(a)	36	(a)	76	(b)	(776)
Accumulated OCI (loss), net of tax, as of March 31, 2017	$8,719		$(663)		$(6,790)		$1,266

(a)   Gains (losses) reclassified from accumulated OCI, net of tax related to natural gas cash flow hedges were reclassified into operating revenues. Losses from accumulated OCI, net of tax related to interest rate cash flow hedges were reclassified into interest expense.
(b)   The accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s post-retirement benefit plans. See Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

P.         Acquisitions

On February 1, 2017, the Company acquired approximately 14,000 net Marcellus acres located in Marion, Monongalia and Wetzel Counties of West Virginia from a third-party.

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

During the first quarter 2017, the Company paid net cash of $652.5 million and assumed liabilities estimated at $11.9 million as of March 31, 2017. Furthermore, the Company paid $17.0 million and recorded an additional $3.5 million of non-cash capital expenditures as a result of post-closing adjustments on 2016 acquisitions in the first quarter 2017.

Fair Value Measurement

As these acquisitions qualified as business combinations under GAAP, the fair value of the acquired assets was determined using a market approach for the undeveloped acreage and a discounted cash flow model under the income approach for the wells. Significant unobservable inputs used in the analysis included the determination of estimated developed reserves and forward pricing estimates. As a result, valuation of the acquired assets was a Level 3 fair value measurement.

Q.        Impairment

In the first quarter of 2018, the Company recorded an impairment of $2.3 billion associated with certain non-core production and related pipeline assets in the Huron and Permian Plays.  The impairment of these properties and the related pipeline assets was due to the carrying value of these assets exceeding the expected undiscounted cash flows of the underlying assets and based on management’s determination that it no longer intends to develop the unproved properties. These assets were reduced to their estimated fair value of approximately $1 billion.

The fair value of the impaired assets was based on significant inputs that were not observable in the market and as such are considered to be Level 3 fair value measurements. See Note K for a description of the fair value hierarchy and Note 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for our policy on impairment of proved and unproved properties. Key assumptions included in the calculation of the fair value of the impaired assets included (i) reserves, including risk adjustments for probable and possible reserves; (ii) future commodity prices; (iii) to the extent available, market based indicators of fair value including estimated proceeds which could be realized upon a potential disposition; (iv) production rates based on the Company's experience with similar properties in which it operates; (v) estimated future operating and development costs; and (vi) a market-based weighted average cost of capital. See Note R for additional information related to our expected disposition of Permian assets.

R.                        Subsequent Events

EQM-RMP Merger

On April 25, 2018, EQM and RMP entered into an Agreement and Plan of Merger (the Midstream Merger Agreement) with Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), EQT Midstream Services, LLC, the general partner of EQM (the EQM General Partner), EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, the Company. Pursuant to the Midstream Merger Agreement, Merger Sub and GP Merger Sub will merge with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM (the Midstream Mergers). Pursuant to the Midstream Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the Midstream Mergers will be converted into the right to receive 0.3319 EQM common units.

The completion of the Midstream Mergers is subject to the satisfaction or waiver of certain customary closing conditions, including, but not limited to: (i) approval of the Midstream Merger Agreement by a majority of RMP’s unitholders, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the completion of the Drop-Down Transactions (as defined below), and (iv) the completion of the IDR Transaction (as defined below). The

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Midstream Merger Agreement provides that, upon termination of the Midstream Merger Agreement under certain circumstances, RMP may be required to pay EQM a termination fee equal to $63.4 million less any previous reimbursements by RMP. The Midstream Merger Agreement also provides that, upon termination of the Midstream Merger Agreement under certain circumstances, EQM may be required to reimburse RMP's expenses up to $5.0 million, and RMP may be required to reimburse EQM's expenses up to $5.0 million. As a result of the Midstream Mergers, RMP’s common units will no longer be publicly traded. EQM and RMP expect to complete the Midstream Mergers during the third quarter of 2018.

RMP IDR Purchase and Sale Agreement

On April 25, 2018, the Company, Rice Midstream GP Holdings LP, a wholly owned subsidiary of the Company that owns the RMP IDRs, and EQGP entered into an Incentive Distribution Rights Purchase and Sale Agreement pursuant to which EQGP will acquire all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the IDR Transaction). If the unit consideration is issued and the Midstream Mergers are not consummated on or prior to December 31, 2018 or the Midstream Merger Agreement is earlier terminated, 8,539,710 of the EQGP common units issued to the Company will be canceled and the Company will pay to EQGP an amount in cash equal to the aggregate amount of any distributions paid by EQGP to the Company related to the forfeited EQGP common units. The completion of the IDR Transaction is subject to certain customary closing conditions. Pursuant to the terms of the Midstream Merger Agreement, the RMP IDRs will be canceled effective at the time of the Midstream Mergers. The Company expects to complete the IDR Transaction during the second quarter of 2018.

Drop-Down Transactions and Gulfport Transaction

On April 25, 2018, the Company, Rice Midstream Holdings LLC, a wholly owned subsidiary of the Company, EQM and EQM Gathering Holdings, LLC, a wholly owned subsidiary of EQM (EQM Gathering), entered into a Contribution and Sale Agreement (the Drop-Down Agreement) pursuant to which EQM Gathering will acquire, in one or more transactions, from the Company all of the Company’s interests in Rice Olympus Midstream LLC, Rice West Virginia Midstream LLC and Strike Force Midstream Holdings in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to customary post-closing purchase price adjustments (collectively, the Drop-Down Transactions). Strike Force Midstream Holdings owns a 75% limited liability company interest in Strike Force Midstream. The completion of the Drop-Down Transactions is subject to certain customary closing conditions.

Also on April 25, 2018, EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport), and an affiliate of Gulfport, entered into a Purchase and Sale Agreement pursuant to which EQM will acquire the remaining 25% limited liability company interest in Strike Force Midstream not owned by the Company for $175 million (the Gulfport Transaction). The completion of the Gulfport Transaction is subject to certain customary closing conditions.

The Company expects to complete the Drop-Down Transactions and the Gulfport Transaction during the second quarter of 2018.

EQM Term Loan

On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility is available to fund the cash consideration for the Drop-Down Transactions, to repay borrowings under EQM’s $1 billion revolving credit facility and, following the Midstream Mergers, under RMP’s $850 million revolving credit facility, to fund ongoing working capital requirements and for other general partnership purposes. Unused commitments under the EQM Term Loan Facility will terminate automatically on December 31, 2018. The EQM Term Loan Facility matures on April 24, 2019 and includes mandatory prepayment and commitment reduction requirements related to the receipt by EQM of net cash proceeds from certain debt transactions, equity issuances, asset sales and joint venture distributions.

Permian Sale

EQT entered into an agreement to sell its Permian Basin assets located in Texas for $64 million. The sale, expected to close by end of June 2018, will reduce the Company’s 2018 production sales volume guidance by 5 Bcfe.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

S.        Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. The Company does not expect the standard to have a significant effect on its results of operations, liquidity or financial position in 2018. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. For the disclosures required by this ASU, see Note F.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments, and eliminates the cost method of accounting for equity investments. The Company adopted this standard in the first quarter of 2018 which resulted in a cumulative effect adjustment of $4.1 million shown on the Statement of Condensed Consolidated Equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company has completed a high-level identification of agreements covered by this standard and will continue to evaluate the effect this standard will have on its financial statements, internal controls and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018. The Company had $75 million restricted cash at December 31, 2016. In accordance with ASU 2016-18, restricted cash is included in the beginning of period cash balance and excluded from investing activities on the Statements of Condensed Consolidated Cash Flows for the three months ended March 31, 2017. The Company had no restricted cash on the Condensed Consolidated Balance Sheet from March 31, 2017 through the current period.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test of Goodwill Impairment. This ASU simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). Entities will apply the standard’s provisions prospectively. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU provides additional guidance on the presentation

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

of net benefit cost in the income statement and on the components eligible for capitalization in assets. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures. This ASU will be applied prospectively to awards modified on or after the adoption date.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows companies to reclassify stranded tax effects resulting from the Tax Reform Legislation from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The reclassification permitted under this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Legislation is recognized. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay, average lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering and transmission volumes; infrastructure programs (including the timing, cost and capacity of the gathering and transmission expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the Mountain Valley Pipeline (MVP) project; the ultimate terms, partners and structure of Mountain Valley Pipeline, LLC (the MVP Joint Venture); monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; whether any of the Company’s sale of the Rice Energy Inc. (Rice) retained midstream assets to EQT Midstream Partners, LP (EQM), the Company’s sale of the Rice Midstream Partners LP (RMP) incentive distribution rights (IDRs) to EQT GP Holdings, LP (EQGP) and the merger of EQM and RMP (collectively, the Midstream Streamlining Transactions) will be completed and the timing of each transaction or transactions; the risk that EQM or RMP may be unable to obtain governmental and regulatory approvals required for the proposed merger of EQM and RMP, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; the risk that a condition to closing of the merger may not be satisfied, including approval of the merger by RMP’s unitholders; the possible diversion of management’s time on issues related to the merger; the impact and outcome of pending and future litigation, including litigation, if any, relating to the merger; whether the separation of the Company’s production and midstream businesses (the Separation) will be completed and the timing of the Separation; the Company’s ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments; projected capital expenditures and capital contributions; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of government regulation and litigation; the expected impact of the Tax Cuts and Jobs Act of 2017; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

CORPORATE OVERVIEW

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Net loss attributable to EQT Corporation for the three months ended March 31, 2018 was $1,586.0 million, a loss of $5.99 per diluted share, compared to net income attributable to EQT Corporation of $164.0 million, $0.95 per diluted share, for the three months ended March 31, 2017. The decrease was primarily attributable to an impairment charge of $2.3 billion associated with certain non-core production and related pipeline assets in the Huron and Permian Plays. Net income was also negatively impacted by increases in other operating costs, lower gains on derivatives not designated as hedges, a $0.17 decrease in the average realized price, higher net income attributable to noncontrolling interests and higher interest expense. These decreases were partly offset by revenues from an 88% increase in production sales volumes, an income tax benefit for the three months ended March 31, 2018 compared to income tax expense for the three months ended March 31, 2017 and higher pipeline and net marketing services revenue.

During the three months ended March 31, 2018, the Company recorded transaction costs of approximately $35.7 million. Transaction costs include $19.8 million for the sum-of-the-parts review and Midstream Streamlining Transactions and $15.9 million for the Rice Merger (as defined in Note B). Transaction costs are reflected in unallocated expenses as they are not allocated to any operating segment.

In connection with the Rice Merger, the Company obtained intangible assets composed of customer relationships and non-compete agreements with former Rice executives. Amortization expense for the three months ended March 31, 2018 related to customer relationships is approximately $10.4 million and is shown in EQT Production's operating expense. Amortization expense for the three months ended March 31, 2018 related to non-compete agreements with former Rice executives is approximately $10.3 million and is not allocated to any operating segment.

EQT Production paid $38.6 million and $9.0 million of net cash settlements for derivatives not designated as hedges for the three months ended March 31, 2018 and 2017, respectively, that are included in the average realized price but are not in GAAP operating revenues.

Net income attributable to noncontrolling interests was $141.0 million for the three months ended March 31, 2018 compared to $86.7 million for the three months ended March 31, 2017. The $54.3 million increase was primarily the result of the noncontrolling interests in RMP and Strike Force Midstream LLC (Strike Force Midstream) as well as increased net income at EQM.

See “Business Segment Results of Operations” for a discussion of segment operating expenses, production sales volumes and gathering and transmission revenues.

See “Investing Activities” under the caption “Capital Resources and Liquidity” for a discussion of capital expenditures.

Consolidated Operational Data

The following table presents detailed natural gas and liquids operational information to assist in the understanding of the Company’s consolidated operations, including the calculation of the Company's average realized price ($/Mcfe), which is based on EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure. EQT Production adjusted operating revenues is presented because it is an important measure used by the Company’s management to evaluate period-to-period comparisons of earnings trends. EQT Production adjusted operating revenues should not be considered as an alternative to EQT Production total operating revenues. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of EQT Production adjusted operating revenues to EQT Production total operating revenues and Note I to the Condensed Consolidated Financial Statements for a reconciliation of EQT Production total operating revenues to EQT Corporation total operating revenues.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
in thousands (unless noted)	2018 (e)	2017	%
NATURAL GAS
Sales volume (MMcf)	329,404	164,464	100.3
NYMEX price ($/MMBtu) (a)	$2.98	$3.31	(10.0)
Btu uplift	0.20	0.28	(28.6)
Natural gas price ($/Mcf)	$3.18	$3.59	(11.4)

Basis ($/Mcf) (b)	$0.13	$(0.16)	(181.3)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.15)	0.03	(600.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.02)	$(0.13)	(84.6)

Average adjusted price ($/Mcf)	$3.16	$3.46	(8.7)
Cash settled derivatives (cash flow hedges) ($/Mcf)	—	0.01	(100.0)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.04	(0.07)	(157.1)
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.20	$3.40	(5.9)

Natural gas sales, including cash settled derivatives	$1,055,065	$559,199	88.7

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	18,391	17,140	7.3
Sales volume (Mbbls)	3,065	2,857	7.3
Price ($/Bbl)	$37.50	$31.41	19.4
Cash settled derivatives (not designated as hedges) ($/Bbl)	(1.21)	(0.54)	124.1
Average NGL price, including cash settled derivatives ($/Bbl)	$36.29	$30.87	17.6

NGL sales	$111,236	$88,197	26.1
Ethane:
Sales volume (MMcfe) (c)	7,997	6,973	14.7
Sales volume (Mbbls)	1,333	1,162	14.7
Price ($/Bbl)	$7.90	$6.65	18.8
Ethane sales	$10,532	$7,732	36.2
Oil:
Sales volume (MMcfe) (c)	1,213	1,357	(10.6)
Sales volume (Mbbls)	202	226	(10.6)
Price ($/Bbl)	$55.15	$43.75	26.1
Oil sales	$11,146	$9,896	12.6

Total liquids sales volume (MMcfe) (c)	27,601	25,470	8.4
Total liquids sales volume (Mbbls)	4,600	4,245	8.4

Liquids sales	$132,914	$105,825	25.6

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$1,187,979	$665,024	78.6
Total sales volume (MMcfe)	357,005	189,934	88.0

Average realized price ($/Mcfe)	$3.33	$3.50	(4.9)

(a)	The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $3.00 and $3.32 for the three months ended March 31, 2018 and 2017, respectively).

(b)	Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)	Also referred to in this report as EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure.

(e)	EQT Production includes the results of production operations acquired in the Rice Merger, which occurred on November 13, 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles EQT Production adjusted operating revenues, a non-GAAP supplemental financial measure, to EQT Production total operating revenues reported under EQT Production Results of Operations, its most directly comparable financial measure calculated in accordance with GAAP. See Note I to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a reconciliation of EQT Production operating revenues to EQT Corporation total operating revenues as reported in the Statements of Consolidated Operations.

EQT Production adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. EQT Production adjusted operating revenues excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of certain pipeline and net marketing services.  Management utilizes EQT Production adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement.  EQT Production adjusted operating revenues also excludes "Pipeline and net marketing services" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Pipeline and net marketing services" primarily includes revenues for gathering services provided to third-parties as well as both the cost of and recoveries on third-party pipeline capacity not used for EQT Production sales volumes.  Management further believes that EQT Production adjusted operating revenues as presented provides useful information to investors for evaluating period-over-period earnings trends.

Calculation of EQT Production adjusted operating revenues	Three Months Ended March 31,
$ in thousands (unless noted)	2018	2017
EQT Production total operating revenues	$1,348,602	$828,662
(Deduct) add back:
Gain on derivatives not designated as hedges	(62,592)	(140,742)
Net cash settlements paid on derivatives not designated as hedges	(38,629)	(8,967)
Premiums received for derivatives that settled during the period	234	526
Pipeline and net marketing services	(59,636)	(14,455)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$1,187,979	$665,024

Total sales volumes (MMcfe)	357,005	189,934

Average realized price ($/Mcfe)	$3.33	$3.50

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results of Operations

Business segment operating results are presented in the segment discussions and financial tables on the following pages. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income, interest and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Unallocated expenses incurred in 2018 consist primarily of incentive compensation and administrative costs, which included transaction costs associated with the Company's sum-of-the-parts review, Midstream Streamlining Transactions and Rice Merger.

The Company has reported the components of each segment’s operating income and various operational measures in the sections below, and where appropriate, has provided information describing how a measure was derived. EQT’s management believes that presentation of this information provides useful information to management and investors regarding the financial condition, operations and trends of each of EQT’s business segments without being obscured by the financial condition, operations and trends for the other segments or by the effects of corporate allocations of interest, income taxes and other income.  In addition, management uses these measures for budget planning purposes. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note I to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018 (a)	2017	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (b)	288,773	166,369	73.6
Ohio Utica	47,510	130	36,446.2
Other	20,722	23,435	(11.6)
Total production sales volumes (c)	357,005	189,934	88.0

Average daily sales volumes (MMcfe/d)	3,967	2,110	88.0

Average realized price ($/Mcfe)	$3.33	$3.50	(4.9)

Gathering to EQM Gathering and RMP Gathering ($/Mcfe)	$0.46	$0.48	(4.2)
Transmission to EQM Transmission ($/Mcfe)	$0.13	$0.23	(43.5)
Third-party gathering and transmission ($/Mcfe)	$0.41	$0.48	(14.6)
Processing ($/Mcfe)	$0.13	$0.23	(43.5)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.10	$0.13	(23.1)
Production taxes ($/Mcfe)	$0.07	$0.11	(36.4)
Production depletion ($/Mcfe)	$1.07	$1.04	2.9

Depreciation, depletion and amortization (DD&A) (thousands):
Production depletion	$380,464	$197,462	92.7
Other DD&A	19,594	13,635	43.7
Total DD&A	$400,058	$211,097	89.5

Capital expenditures (thousands) (d)	$675,028	$945,458	(28.6)

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$1,226,374	$673,465	82.1
Pipeline and net marketing services	59,636	14,455	312.6
Gain on derivatives not designated as hedges	62,592	140,742	(55.5)
Total operating revenues	1,348,602	828,662	62.7

Operating expenses:
Gathering	176,465	106,915	65.1
Transmission	178,016	118,596	50.1
Processing	45,023	42,760	5.3
LOE, excluding production taxes	35,415	25,194	40.6
Production taxes	24,520	20,478	19.7
Exploration	5,104	3,122	63.5
Selling, general and administrative (SG&A)	38,376	42,951	(10.7)
DD&A	400,058	211,097	89.5
Amortization of intangible assets	10,387	—	100.0
Impairment of long-lived assets	2,329,045	—	100.0
Total operating expenses	3,242,409	571,113	467.7
Operating (loss) income	$(1,893,807)	$257,549	(835.3)

(a)	Operational Data for EQT Production includes results of operations for production operations and retained midstream operations acquired in the Rice Merger, which occurred on November 13, 2017.

(b)	Includes Upper Devonian wells.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $36.8 million and $42.7 million for fill-ins and bolt-ons associated with legacy EQT acreage for three months ended March 31, 2018 and 2017, respectively. Expenditures included $44.3 million associated with retained midstream assets during the three months ended March 31, 2018. The three months ended March 31, 2017 included $669.5 million of cash and $15.4 million of non-cash capital expenditures for the acquisitions discussed in Note P.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

EQT Production’s operating loss was $1,893.8 million for the three months ended March 31, 2018 compared to operating income of $257.5 million for the three months ended March 31, 2017.  The decrease was primarily due to an impairment charge recorded in the first quarter of 2018 associated with certain non-core production and related pipeline assets in the Huron and Permian Plays, higher other operating expenses, lower gains on derivatives not designated as hedges and a lower average realized price, partially offset by increased sales volumes of produced natural gas and NGLs. These variances include the impact of operations of Rice for the three months ended March 31, 2018, as the Rice Merger was completed in the fourth quarter of 2017.

Total operating revenues were $1,348.6 million for the three months ended March 31, 2018 compared to $828.7 million for the three months ended March 31, 2017. Sales of natural gas, oil and NGLs increased as a result of an 88% increase in production sales volumes in the current period which was primarily a result of the Rice Merger as well as increased production from the 2016 and 2017 drilling programs, partly offset by the normal production decline in the Company’s producing wells. The increase in production sales volumes was partly offset by a lower average realized price. EQT Production paid $38.6 million and $9.0 million of net cash settlements for derivatives not designated as hedges during the three months ended March 31, 2018 and 2017, respectively, that are included in the average realized price but are not in GAAP operating revenues.

The $0.17 per Mcfe decrease in the average realized price for the three months ended March 31, 2018 was primarily due to a decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.30 per Mcf, partly offset by an $0.11 per Mcf increase in the average natural gas differential and higher liquids prices. The improvement in the average differential primarily related to higher prices at sales points reached through the Company’s transportation portfolio, particularly in the United States Northeast where colder weather led to increased demand.

Pipeline and net marketing services primarily includes gathering revenues from gathering services provided to third parties and both the cost of, and recoveries on, third-party pipeline capacity not used to transport EQT Production’s produced volumes.  The increase in these revenues primarily related to increased gathering revenues for services provided to third parties on gathering lines acquired in the Rice Merger and increased recoveries on the Company’s Tennessee Gas Pipeline capacity.

EQT Production total operating revenues for the three months ended March 31, 2018 and 2017 included a $62.6 million and $140.7 million gain on derivatives not designated as hedges, respectively. The gains for the three months ended March 31, 2018 primarily related to an increase in the fair market value of EQT Production’s NYMEX swaps, NYMEX options and basis swaps due to a decrease in prices during the first quarter of 2018.

Gathering expense increased consistent with production sales volumes, partly offset by a lower gathering rate per unit on gathering capacity acquired in the Rice acquisition. Transmission expense increased due to increased third party capacity incurred to move EQT Production’s natural gas out of the Appalachian Basin, primarily due to firm capacity acquired in connection with the Rice Merger. Additionally, a portion of the Company’s capacity on the Rover pipeline started in the first quarter of 2018. Processing costs increased consistent with the increase in NGL volumes.
The increase in LOE was a result of the growth in volumes as reflected in the lower per unit cost. On an absolute basis, LOE increased primarily due to increased salt water disposal costs in 2018 related to increased activity from the Rice Merger and higher personnel costs. Production taxes increased as a result of increased development activity in Pennsylvania. SG&A expense decreased primarily due to decreased legal reserves, partly offset by higher personnel costs including corporate overhead allocations.
DD&A expense increased as a result of higher produced volumes and a higher overall depletion rate in the first quarter of 2018 primarily due to recording the properties acquired in the Rice Merger at fair value. EQT Production recognized an intangible asset related to the Rice Merger, which resulted in amortization of intangible assets during the first quarter of 2018.
See Note Q to the Condensed Consolidated Financial Statements for a discussion of the asset impairment.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM GATHERING

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$109,933	$94,271	16.6
Volumetric based fee revenues:
Usage fees under firm contracts (a)	12,108	4,821	151.2
Usage fees under interruptible contracts	3,867	3,237	19.5
Total volumetric based fee revenues	15,975	8,058	98.3
Total operating revenues	125,908	102,329	23.0

Operating expenses:
Operating and maintenance	10,625	10,340	2.8
SG&A	5,654	9,425	(40.0)
Depreciation and amortization	10,738	8,860	21.2
Total operating expenses	27,017	28,625	(5.6)

Operating income	$98,891	$73,704	34.2

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,964	1,728	13.7
Volumetric based services (b)	600	224	167.9
Total gathered volumes	2,564	1,952	31.4

Capital expenditures	$68,933	$48,838	41.1

(a)	Includes fees on volumes gathered in excess of firm contracted capacity.

(b)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

EQM Gathering revenues increased by $23.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of the completion of the Range Resources Corporation (Range Resources) header pipeline project and increased affiliate contracted gathering capacity and rates on various wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased primarily due to an additional affiliate contract for interruptible capacity, partly offset by the additional contracts for firm capacity.

Operating expenses decreased by $1.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Selling, general and administrative expense decreased due to a shift in the strategic focus, which continued the trend of lower allocated costs. Depreciation and amortization expense increased as a result of additional assets placed in-service, including those associated with the Range Resources header pipeline project and various affiliate wellhead gathering expansion projects.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$97,775	$92,274	6.0
Volumetric based fee revenues:
Usage fees under firm contracts (a)	3,822	2,857	33.8
Usage fees under interruptible contracts	5,337	2,612	104.3
Total volumetric based fee revenues	9,159	5,469	67.5
Total operating revenues	106,934	97,743	9.4

Operating expenses:
Operating and maintenance	7,551	6,477	16.6
SG&A	7,491	7,975	(6.1)
Depreciation and amortization	12,441	11,687	6.5
Total operating expenses	27,483	26,139	5.1

Operating income	$79,451	$71,604	11.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,815	2,119	32.8
Volumetric based services (b)	42	31	35.5
Total transmission pipeline throughput	2,857	2,150	32.9

Average contracted firm transmission reservation commitments (BBtu per day)	4,140	3,743	10.6

Capital expenditures	$18,929	$21,389	(11.5)

(a)	Includes fees on volumes transported in excess of firm contracted capacity as well as commodity charges and fees on all volumes transported under firm contracts.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

EQM Transmission and storage revenues increased by $9.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period and third parties contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to higher affiliate and third party volumes. The increase in usage fees under interruptible contracts primarily relates to higher storage and parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by increased operating and maintenance personnel expense.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMP GATHERING

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017(a)%
FINANCIAL DATA (in thousands)
Operating revenues:
Gathering revenues	$52,730	$—	100.0
Compression revenues	8,771	—	100.0
Total operating revenues	61,501	—	100.0

Operating expenses:
Operation and maintenance expense	3,189	—	100.0
General and administrative expense	6,093	—	100.0
Depreciation expense	8,124	—	100.0
Total operating expenses	17,406	—	100.0

Operating income (loss)	$44,095	$—	100.0

OPERATIONAL DATA
Gathered volumes (BBtu/d)	1,697	—	100.0
Compression volumes (BBtu/d)	1,248	—	100.0

Capital expenditures (in thousands)	$20,940	$—	100.0

(a)	This table sets forth selected financial and operational data for RMP Gathering. The Company acquired RMP Gathering on November 13, 2017 as part of the Rice Merger.

The majority of RMP Gathering revenues are from contracts with EQT Production to gather gas in Washington and Greene Counties, Pennsylvania. RMP Gathering provides all services under long-term contracts that are supported in most cases by acreage dedications. RMP Gathering charges separate rates for gathering and compression services based on the actual volumes gathered and compressed. During the three months ended March 31, 2018, operating expenses are composed of customary expenses for a gathering business.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMP WATER

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017(a)%
FINANCIAL DATA (in thousands)	(Thousands, other than per day amounts)
Water services revenues	22,963	—	100.0

Operating expenses:
Operation and maintenance expense	4,711	—	100.0
General and administrative expense	1,111	—	100.0
Depreciation expense	5,771	—	100.0
Total operating expenses	11,593	—	100.0

Operating income	$11,370	$—	100.0

OPERATIONAL DATA
Water services volumes (in MMgal)	434	—	100.0

Capital expenditures (in thousands)	$2,375	$—	100.0

(a)	This table sets forth selected financial and operational data for RMP Water. The Company acquired RMP Water on November 13, 2017 as part of the Rice Merger.

RMP Water provides fresh water for well completions operations in the Marcellus and Utica Shales and collects and recycles or disposes of flowback and produced water. The majority of RMP Water's services are provided to EQT Production. RMP Water offers its services on a volumetric basis, supported by an acreage dedication from EQT Production for certain drilling areas. RMP Water charges customers a fee per gallon of water; this fee is tiered and thus is lower on a per gallon basis once the customer meets certain volumetric thresholds. During the three months ended March 31, 2018, operating expenses are composed of customary expenses for a water business.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income Statement Items

Other Income

For the three months ended March 31, 2018 and 2017, the Company recorded equity in earnings of nonconsolidated investments of $8.8 million and $4.3 million, respectively, related to EQM's portion of the MVP Joint Venture's Allowance for Funds Used During Construction (AFUDC) on the MVP project.

For the three months ended March 31, 2017, other income was partly offset by losses on the sale of trading securities. As of March 31, 2017, the Company closed its positions on all trading securities.

Other income also decreased by $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by decreased AFUDC - equity.

Interest Expense

Interest expense increased by $27.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, which was primarily driven by $24.0 million of interest incurred on Senior Notes issued in October 2017 and $16.4 million of interest incurred on credit facility borrowings partly offset by a $10.7 million decrease due to the early extinguishment of certain EQT Senior Notes.

Income Tax Expense

On December 22, 2017, the U.S. Congress enacted the law known as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Legislation), which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% beginning January 1, 2018.

All of EQGP's, RMP's and Strike Force Midstream's income is included in the Company's pre-tax (loss) income. However, the Company is not required to record income tax expense with respect to the portions of EQGP's and RMP's income allocated to the noncontrolling public limited partners of EQGP, EQM, and RMP or to the minority owner of Strike Force Midstream, which reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the Company's effective tax rate in periods when the Company has consolidated pre-tax loss.

The Company recorded income tax benefit at an effective tax rate of 19.0% for the three months ended March 31, 2018, compared to income tax expense at an effective rate rate of 28.6% for the three months ended March 31, 2017. The Company’s forecasted annual effective tax rate for the period ended December 31, 2018 is higher than the statutory rate due to the impact of income allocated to non-controlling limited partners on a forecasted consolidated pre-tax loss and the impact of state taxes. The state taxes increased the forecasted annual effective tax rate at a higher rate than the statutory rate as a result of the mix of earnings. The Company generated pre-tax losses on entities with higher state rates and pre-tax income on entities with lower state rates. The Company’s effective tax rate for the three months ended March 31, 2018 was significantly lower than the forecasted annual effective tax rate because the amount of benefit recorded for the quarter is limited to the amount of benefit forecasted for the entire year. The Company’s effective tax rate for the three months ended March 31, 2017 was lower than the statutory rate due to the impact of income allocated to non-controlling limited partners on forecasted consolidated pre-tax income.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2018 was the result of higher net income at EQM and noncontrolling interests in RMP and Strike Force Midstream as a result of the Rice Merger on November 13, 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

On February 21, 2018, the Company announced a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (NewCo) that will focus on midstream operations. The separation is intended to qualify as tax-free to EQT shareholders for U.S. federal income tax purposes and is expected to be completed by the end of the third quarter 2018. Under the separation plan, EQT shareholders will retain their shares of EQT stock and receive a pro-rata share of the new independent midstream company.

The Company had also announced a plan of action for the Midstream Streamlining Transactions as discussed in Note R to the Condensed Consolidated Financial Statements.

The Company’s plan to separate the midstream business is not contingent on the EQM/RMP merger.

The Company is committed to profitably and safely developing its Appalachian Basin natural gas and NGLs reserves through environmentally responsible, cost-effective and technologically advanced horizontal drilling. The Company believes the long-term outlook for its business is favorable due to the Company’s substantial resource base, low cost structure, financial strength, risk management, including its commodity hedging strategy, and disciplined investment of capital. The Company believes the combination of these factors provide it with an opportunity to exploit and develop its positions and maximize efficiency through economies of scale in its strategic operating area.

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

EQT Production expects to spend approximately $2.2 billion for well development (primarily drilling and completion) in 2018. Estimated sales volumes are expected to be 1,520 - 1,550 Bcfe for 2018.

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

The 2018 capital investment plan for EQT Production is expected to be funded by cash generated from operations and cash on hand. EQM expects to fund future capital expenditures primarily through cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. RMP expects its future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to its partners will be funded from cash flows internally generated from its operations. RMP’s growth or expansion capital expenditures will be funded by borrowings under its revolving credit facility or from potential capital market transactions.

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

See "Impairment of Oil and Gas Properties and Goodwill" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property and goodwill. As a result of its first quarter 2018 evaluations, the Company recognized an impairment charge of $2.3 billion associated with certain non-core production and related pipeline assets in the Huron and Permian Plays. The Company did not identify an impairment indicator related to goodwill during the first quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash flows provided by operating activities totaled $904.4 million for the three months ended March 31, 2018 compared to $514.8 million for the three months ended March 31, 2017.  The $389.6 million increase in cash flows provided by operating activities was primarily the result of an 88% increase in production sales volume and higher pipeline, water and net marketing services revenue, offset by lower prices and higher cash operating expenses.

The Company's cash flows from operating activities will be impacted by future movements in the market price for commodities. The Company is unable to predict these future price movements outside of the current market view as reflected in forward strip pricing. Refer to "Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect upon our revenue, profitability, future rate of growth, liquidity and financial position" under Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Investing Activities

Net cash flows used in investing activities totaled $849.4 million for the three months ended March 31, 2018 compared to $716.9 million for the three months ended March 31, 2017. The $132.6 million increase was primarily due to the Company's capital expenditures, primarily increased drilling and completions spending, and higher contributions to the MVP JV during the three months ended March 31, 2018. These increases were partly offset by capital expenditures for acquisitions during the three months ended March 31, 2017. The Company spud 37 gross wells in the first three months of 2018, including 24 horizontal Marcellus wells, two horizontal Upper Devonian wells and 11 horizontal Utica wells. The Company spud 48 gross wells in the first three months of 2017, including 28 horizontal Marcellus wells, 19 horizontal Upper Devonian wells and one horizontal Utica well. The Company completed approximately 485,000 feet of pay in the first three months of 2018, approximately three times the 122,000 feet of pay completed during the same period of 2017.

Capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows for the three months ended March 31, 2018 and 2017 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $32.6 million and $21.0 million for the three months ended March 31, 2018 and 2017, respectively. There were no non-cash capital expenditures excluded for acquisitions as reported on the Statements of Condensed Consolidated Cash Flows for the three months ended March 31, 2018. The Company excluded non-cash capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows of $15.4 million related to the Company's acquisitions for the three months ended March 31, 2017.

Financing Activities

Net cash flows used in financing activities totaled $8.1 million for the three months ended March 31, 2018 compared to net cash flows used in financing activities of $77.1 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the primary financing uses of cash were distributions to noncontrolling interests, cash paid for taxes on share-based incentive awards, repayments of Senior Notes and dividends paid. The primary financing source of cash was a net increase in EQT, EQM, and RMP credit facility borrowings. During the three months ended March 31, 2017, the primary financing uses of cash were distributions to noncontrolling interests and payment of taxes related to the vesting or exercise of equity awards. There was no cash provided by financing activities during the period.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions and other factors.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2018.  Changes in credit ratings may affect the interest rates on the Company’s short-term and floating rate long-term debt and the fees it pays under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody's Investors Service (Moody's)	Baa3	Stable
Standard & Poor's Rating Service (S&P)	BBB	Negative
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at March 31, 2018.  Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable

EQGP and RMP have no long-term debt and are not currently rated by Moody’s, S&P, or Fitch.

The Company’s and EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.  The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the ratings, particularly below investment grade, the Company’s or EQM’s access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances, including collateral, and the potential pool of investors and funding sources may decrease. The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. See Note J to the Condensed Consolidated Financial Statements for further discussion on what is deemed investment grade.

The Company’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance.  The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%.  The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of March 31, 2018, the Company was in compliance with all debt provisions and covenants.

EQM’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance.  The most significant covenants and events of default under the debt agreements relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions.  Under EQM’s $1 billion credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of March 31, 2018, EQM was in compliance with all debt provisions and covenants.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM has a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility) that matures on October 24, 2018 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM's $1 billion credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $1 billion credit facility and (ii) 10 basis points. EQM had no borrowings outstanding on the 364-Day Facility as of March 31, 2018 and December 31, 2017. There were no borrowings outstanding at any time during the three months ended March 31, 2018. During the three months ended March 31, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $50 million and the average daily balance was approximately $26 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.0% for the three months ended March 31, 2017.

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

•	an interest coverage ratio of at least 2.50 to 1.0;

•
a consolidated total leverage ratio of not more than 4.75 to 1.0, and after electing to issue senior unsecured notes, a consolidated total leverage ratio of not more than 5.25 to 1.0 (with certain increases for measurement periods following the completion of certain acquisitions); and

•	if RMP elects to issue senior unsecured notes, a consolidated senior secured leverage ratio of not more than 3.50 to 1.0.

As of March 31, 2018, RMP and Rice Midstream OpCo LLC were in compliance with all credit facility provisions and covenants.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of April 26, 2018.

RMP ATM Program

During 2016, RMP entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers acting as RMP's sales agents may sell RMP common units having an aggregate offering price of up to $100 million. RMP had approximately $83.7 million in remaining capacity under the program as of April 26, 2018.

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

As of April 24, 2018, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2018 through 2020 were:

NYMEX Swaps	2018 (a)(b)(c)	2019 (b)(c)	2020 (b)
Total Volume (Bcf)	496	445	313
Average Price per Mcf (NYMEX) (d)	$3.08	$2.99	$3.01
Collars
Total Volume (Bcf)	85	74	—
Average Floor Price per Mcf (NYMEX) (d)	$3.28	$3.12	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.79	$3.60	$—
Puts (Long)
Total Volume (Bcf)	5	3	—
Average Floor Price per Mcf (NYMEX)	$2.98	$3.15	$—

(a)     April through December 31.
(b)     The Company also sold calendar year 2018, 2019 and 2020 calls for approximately 76 Bcf, 97 Bcf and 103 Bcf, respectively, at strike prices of $3.47 per Mcf, $3.55 per Mcf and $3.47 per Mcf, respectively. The Company also purchased calendar year 2018, 2019 and 2020 calls for approximately 26 Bcf, 42 Bcf, and 35 Bcf at strike prices of $3.34 per Mcf, $3.36 per Mcf, and $3.36 per Mcf, respectively.

(c)	The Company sold calendar year 2018 and 2019 puts for approximately 3 Bcf at strike prices of $2.66 and $3.15 per Mcf, respectively.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that can be physically or financially settled. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data". The Company has fixed price natural gas sales agreements for the remainder of 2018 and 2019 of 87 Bcf and 42 Bcf, respectively, at average NYMEX prices of $2.95 per Mcf and $2.99, respectively. For 2018, the Company has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. For the remainder of 2018, 2019 and 2020, the Company also has a natural gas sales agreement for approximately 5 Bcf, 7 Bcf and 6 Bcf, respectively, that includes a NYMEX floor price of $2.16 per Mcf and a NYMEX ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGLs exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” and Note J to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

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

Off-Balance Sheet Arrangements

See Note G to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the Mountain Valley Pipeline, LLC (MVP Joint Venture) guarantee.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividend

On April 18, 2018, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable June 1, 2018, to the Company’s shareholders of record at the close of business on May 11, 2018.

See Notes C, D and E to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of partnership distributions.

Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

The Company uses derivatives to reduce the effect of commodity price volatility. The Company’s use of derivatives is further described in Note J to the Condensed Consolidated Financial Statements and under the caption “Commodity Risk Management” in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The Company uses derivative commodity instruments that are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge and Financial Risk Committee and reviewed by the Audit Committee of the Company’s Board of Directors.

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

For information on the quantity of derivative commodity instruments held by the Company, see Note J to the Condensed Consolidated Financial Statements and the “Commodity Risk Management” section in the “Capital Resources and Liquidity” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion.

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2018 and December 31, 2017 levels would have increased the fair value of these natural gas derivative instruments by approximately $370.6 million and $386.2 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the March 31, 2018 and December 31, 2017 levels would have decreased the fair value of these natural gas derivative instruments by approximately $370.1 million and $384.9 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note K to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2018 and December 31, 2017. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company’s Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP, EQM and RMP earn on cash, cash equivalents and short-term investments and the interest rates the Company, EQM and RMP pay on borrowings under their respective revolving credit facilities and the Company's floating rate notes. All of the Company’s and EQM’s Senior Notes, other than the floating rate notes, are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note M to the Condensed Consolidated Financial Statements for further discussion of the Company’s, EQM’s and RMP's credit facility borrowings, as applicable, and Note K to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 82%, or $262.3 million, of the Company’s OTC derivative contracts outstanding at March 31, 2018 had a positive fair value. Approximately 63%, or $242.0 million, of the Company’s OTC derivative contracts outstanding at December 31, 2017 had a positive fair value.

As of March 31, 2018, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

No one lender of the large group of financial institutions in the syndicates for the EQT, EQM or RMP credit facilities holds more than 15% of the respective facility.  The large syndicate groups and relatively low percentage of participation by each lender are expected to limit the Company’s, EQM's and RMP's exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

As noted under Item 9A, “Controls and Procedures,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Rice Merger on November 13, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Rice’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs. On September 19, 2014, the Company filed a declaratory judgment action in the Commonwealth Court of Pennsylvania against the PADEP seeking a court ruling on the PADEP’s legal interpretation of the penalty provisions of the Clean Streams Law, which interpretation the Company believed was legally flawed and unsupportable. On October 7, 2014, based on its interpretation of the penalty provisions, the PADEP filed a complaint against the Company before the Pennsylvania Environmental Hearing Board (the EHB) seeking $4.53 million in civil penalties. In January 2017, the Commonwealth Court ruled in favor of the Company, finding the PADEP’s interpretation of the penalty provisions of the Clean Streams Law erroneous. The PADEP appealed that decision to the Pennsylvania Supreme Court. Following a July 2016 hearing before the EHB, in May 2017, the EHB ruled that the Company should pay $1.1 million in civil penalties. In June 2017, both the Company and the PADEP appealed the EHB’s decision to the Commonwealth Court.   In March 2018, the Pennsylvania Supreme Court upheld the Commonwealth Court’s decision that the PADEP’s interpretation of the penalty provisions of the Clean Streams Law is erroneous.  While the Company expects the PADEP’s claims to result in penalties that exceed $100,000, the Company expects the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than the risks described below related to the pending Midstream Streamlining Transactions and the pending separation of the Company's upstream and midstream businesses.

Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 21, 2018, we announced plans to separate into two independent publicly-traded companies. The Separation, which is expected to be completed by the end of the third quarter 2018, is subject to approval by our Board of Directors of the final terms of the Separation and market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of our upstream and midstream businesses, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the proposed Separation, or cause the proposed Separation to occur on terms or conditions that are different or less favorable than expected.

We expect that the process of completing the proposed Separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation is not completed. Executing the proposed Separation will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees during the pendency of the Separation and following its completion, which could harm our businesses.

The Separation may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the Separation. As independent publicly-traded companies, our upstream and midstream businesses will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed Separation not occurred.

The Separation could result in substantial tax liability.

The Separation will be effected by a pro rata distribution to our shareholders of the stock of a newly-formed corporation that conducts our midstream business and certain related transactions. We intend to obtain (i) a private letter ruling from the U.S. Internal Revenue Service (the IRS) and/or (ii) one or more opinions of outside counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code (the Code) and certain other U.S. federal income tax matters relating to the distribution and certain related transactions. The IRS private letter ruling and/or the opinion of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of us and NewCo, including those relating to the past and future conduct of us and NewCo. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or NewCo breach any representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion of counsel, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and/or the opinion of counsel, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinion of counsel was based are false or have been violated. In addition, any opinion of counsel will represent the judgment of such counsel and is not binding on the IRS or any court and the IRS or a court may disagree with the conclusions in such opinion of counsel. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or any opinion of counsel, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for the intended tax treatment or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, NewCo and our shareholders could be subject to material U.S. federal income tax liability.

Even if the distribution otherwise qualifies as generally tax-free under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to us (but not to our shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in our stock or in the stock of NewCo (excluding, for this purpose, the acquisition of stock of NewCo by holders of our stock in the distribution) as part of a plan or series of related transactions that includes the distribution. Any acquisition of our stock or stock of NewCo (or any predecessor or successor corporation) within two years before or after the distribution generally would be presumed to be part of a plan that includes the distribution, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling or any opinion of counsel described above, we or NewCo may cause or permit a change in ownership of our stock or stock of NewCo sufficient to result in a material tax liability to us.

In connection with the distribution and to effect the separation, we expect to effect certain restructuring transactions that are expected to be taxable to us (but not our shareholders) and to result in a material tax liability, which we expect to be offset in part by certain tax attributes.

We may determine to forgo certain transactions in order to avoid the risk of incurring material tax-related liabilities.

As a result of requirements of Section 355 of the Code and/or other applicable tax laws, we may determine to forgo certain transactions that would otherwise be advantageous. In particular, we may determine to continue to operate certain of our business operations for the foreseeable future even if a sale or discontinuance of such business would otherwise be advantageous. Moreover, in light of the requirements of Section 355(e) of the Code, we may determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions and other strategic transactions, for some period of time following the separation.

The pending Midstream Streamlining Transactions are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete these transactions could have a material and adverse effect on us and, even if completed, these transactions may not achieve some or all of the anticipated benefits.

On April 26, 2018, we, together with EQM, EQGP and RMP, announced the Midstream Streamlining Transactions. Completion of the Midstream Streamlining Transactions is subject to a number of conditions set forth in the agreements governing these transactions, including, in the case of EQM’s acquisition of RMP, approval by a majority of RMP’s unitholders, which make the completion and timing of the transactions uncertain. If the Midstream Streamlining Transactions are not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed.

In addition, even if completed, there can be no assurance that the combination of EQM and RMP, the acquisition by EQM of the Rice retained midstream assets, or the sale of the RMP IDRs o EQGP, will deliver the strategic, financial and operational benefits anticipated by the parties.

The proposed separation of our production and midstream businesses into two independent publicly-traded companies and/or the Midstream Streamlining Transactions may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Uncertainty related to the proposed separation of our production and midstream businesses and/or the Midstream Streamlining Transactions may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the Separation and/or Midstream Streamlining Transactions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2018:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 2018 (January 1 – January 31)	96,446	$62.72	—	700,000
February 2018 (February 1 – February 28)	54,357	50.21	—	700,000
March 2018 (March 1 – March 31)	1,571	50.56	—	700,000
Total	152,374	$58.13	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
During 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock.  The Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of March 31, 2018, the Company had repurchased 300,000 shares under this authorization since its inception.

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing

2.01
Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, Rice Midstream Partners LP, Rice Midstream Management LLC and, solely for the purposes of certain provisions therein, the Company. The Company will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on April 26, 2018.

2.02	Incentive Distribution Rights Purchase and Sale Agreement, dated as of April 25, 2018, by and among EQT GP Holdings, LP, Rice Midstream GP Holdings LP and the Company.	Incorporated by reference herein to Exhibit 2.3 to Form 8-K (#001-3551) filed on April 26, 2018.

2.03
Contribution and Sale Agreement, dated as of April 25, 2018, by and among the Company, Rice Midstream Holdings LLC, EQT Midstream Partners, LP and EQM Gathering Holdings, LLC. The Company will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-3551) filed on April 26, 2018.

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
 Date:  April 26, 2018