Form 10-Q
period 2018-06-30
EQT Corp
filed 2018-07-26
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2018, 264 (in millions) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$991,365	$576,714	$2,217,739	$1,250,179
Pipeline, water and net marketing services	117,203	65,702	261,820	145,664
(Loss) gain on derivatives not designated as hedges	(53,897)	46,326	8,695	187,068
Total operating revenues	1,054,671	688,742	2,488,254	1,582,911

Operating expenses:
Transportation and processing	200,050	134,818	390,190	268,524
Operation and maintenance	25,302	18,315	52,326	35,132
Production	47,881	44,276	106,720	89,948
Exploration	21,182	3,481	26,286	6,603
Selling, general and administrative	77,813	52,670	130,428	124,628
Depreciation and depletion	417,672	240,817	855,565	472,735
Impairment/loss on sale of long-lived assets	118,114	—	2,447,159	—
Transaction costs	25,959	4,238	61,670	4,238
Amortization of intangible assets	20,729	—	41,457	—
Total operating expenses	954,702	498,615	4,111,801	1,001,808

Operating income (loss)	99,969	190,127	(1,623,547)	581,103

Other income	11,752	6,305	21,337	9,354
Interest expense	77,004	44,078	147,017	86,733
Income (loss) before income taxes	34,717	152,354	(1,749,227)	503,724
Income tax (benefit) expense	(101,629)	29,709	(440,594)	130,374
Net income (loss)	136,346	122,645	(1,308,633)	373,350
Less: Net income attributable to noncontrolling interests	118,540	81,519	259,555	168,232
Net income (loss) attributable to EQT Corporation	$17,806	$41,126	$(1,568,188)	$205,118

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	265,030	173,462	264,920	173,320
Net income (loss)	$0.07	$0.24	$(5.92)	$1.18
Diluted:
Weighted average common stock outstanding	265,154	173,582	264,920	173,525
Net income (loss)	$0.07	$0.24	$(5.92)	$1.18
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Net income (loss)	$136,346	$122,645	$(1,308,633)	$373,350

Other comprehensive income (loss), net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(163), $(1,101), $(263), and $(1,685)	(466)	(1,672)	(753)	(2,560)
Interest rate, net of tax expense of $26, $27, $44, and $52	36	36	80	72
Other post-retirement benefits liability adjustment, net of tax expense of $30, $49, $60, and $98	86	77	172	153
Other comprehensive loss	(344)	(1,559)	(501)	(2,335)
Comprehensive income (loss)	136,002	121,086	(1,309,134)	371,015
Less: Comprehensive income attributable to noncontrolling interests	118,540	81,519	259,555	168,232
Comprehensive income (loss) attributable to EQT Corporation	$17,462	$39,567	$(1,568,689)	$202,783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(1,308,633)	$373,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(440,342)	130,088
Depreciation and depletion	855,565	472,735
Amortization of intangibles	41,457	—
Amortization of financing costs	5,805	—
Asset and lease impairments	2,470,567	4,101
Provision for losses on accounts receivable	(191)	(962)
Other income	(21,337)	(9,354)
Stock-based compensation expense	14,548	21,297
Gain on derivatives not designated as hedges	(8,695)	(187,068)
Cash settlements paid on derivatives not designated as hedges	(13,116)	(20,158)
Changes in other assets and liabilities:
Accounts receivable	46,741	32,013
Accounts payable	(18,368)	5,759
Other items, net	(82,877)	(12,807)
Net cash provided by operating activities	1,541,124	808,994

Cash flows from investing activities:
Capital expenditures	(1,697,090)	(680,456)
Capital expenditures for acquisitions	—	(811,207)
Deposit received for Huron Divestiture (see Note Q)	57,500	—
Sales of investments in trading securities	—	283,758
Capital contributions to Mountain Valley Pipeline, LLC	(182,805)	(59,940)
Proceeds from sale of Permian Basin assets	60,157	—
Net cash used in investing activities	(1,762,238)	(1,267,845)

Cash flows from financing activities:
Proceeds from issuance of EQT Midstream Partners, LP Senior Notes	2,500,000	—
Increase in borrowings on credit facilities	4,377,500	—
Repayment of borrowings on credit facilities	(5,638,500)	—
Dividends paid	(15,898)	(10,413)
Distributions to noncontrolling interests	(180,745)	(111,994)
Repayments and retirements of Senior Notes	(7,999)	—
Proceeds from awards under employee compensation plans	1,946	—
Cash paid for taxes related to net settlement of share-based incentive awards	(20,483)	(17,573)
Debt discount and issuance costs for EQT Midstream Partners, LP Senior Notes	(30,295)	—
Bridge facility structuring and related fees	—	(7,350)
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—
Repurchase and retirement of common stock	(38,677)	—
Repurchase of common stock	(18)	(15)
Net cash provided by (used in) financing activities	771,831	(147,345)
Net change in cash, cash equivalents and restricted cash	550,717	(606,196)
Cash, cash equivalents and restricted cash at beginning of period	147,315	1,178,540
Cash and cash equivalents at end of period	$698,032	$572,344

Cash paid during the period for:
Interest, net of amount capitalized	$145,334	$89,554
Income taxes, net	$156	$9,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$698,032	$147,315
Accounts receivable (less accumulated provision for doubtful accounts: $8,036 at June 30, 2018 and $8,226 at December 31, 2017)	774,702	725,236
Derivative instruments, at fair value	270,288	241,952
Prepaid expenses and other	37,790	48,552
Total current assets	1,780,812	1,163,055

Property, plant and equipment	27,722,025	30,990,309
Less: accumulated depreciation and depletion	4,557,359	6,105,294
Net property, plant and equipment	23,164,666	24,885,015

Intangible assets, net	694,903	736,360
Goodwill	1,998,726	1,998,726
Investment in nonconsolidated entity	1,003,299	460,546
Other assets	320,822	278,902
Total assets	$28,963,228	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of Senior Notes	$699,324	$7,999
Accounts payable	754,120	654,624
Derivative instruments, at fair value	146,061	139,089
Other current liabilities	756,738	430,525
Total current liabilities	2,356,243	1,232,237

Credit facility borrowings	500,000	1,761,000
Senior Notes	7,333,587	5,562,555
Deferred income taxes	1,324,352	1,768,900
Other liabilities and credits	746,427	783,299
Total liabilities	12,260,609	11,107,991

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 267,171 at June 30, 2018 and 267,871 at December 31, 2017	9,316,209	9,388,903
Treasury stock, shares at cost: 2,840 at June 30, 2018 (including 298 held in rabbi trust) and 3,551 at December 31, 2017 (including 253 held in rabbi trust)	(50,769)	(63,602)
Retained earnings	2,416,802	3,996,775
Accumulated other comprehensive loss	(2,959)	(2,458)
Total common shareholders’ equity	11,679,283	13,319,618
Noncontrolling interests in consolidated subsidiaries	5,023,336	5,094,995
Total equity	16,702,619	18,414,613
Total liabilities and equity	$28,963,228	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			205,118		168,232	373,350
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(1,685)				(2,560)		(2,560)
Interest rate, net of tax expense of $52				72		72
Other post-retirement benefits liability adjustment, net of tax expense of $98				153		153
Dividends ($0.06 per share)			(10,413)			(10,413)
Stock-based compensation plans, net	500	9,525			190	9,715
Distributions to noncontrolling interests ($1.74 and $0.368 per common unit from EQT Midstream Partners, LP and EQT GP Holdings, LP, respectively)					(111,994)	(111,994)
Balance, June 30, 2017	173,327	$3,358,691	$2,703,778	$(293)	$3,315,394	$9,377,570

Balance, January 1, 2018	264,320	$9,325,301	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income			(1,568,188)		259,555	(1,308,633)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(263)				(753)		(753)
Interest rate, net of tax expense of $44				80		80
Other post-retirement benefit liability adjustment, net of tax expense of $60				172		172
Dividends ($0.06 per share)			(15,898)			(15,898)
Stock-based compensation plans, net	711	(3,279)			491	(2,788)
Distributions to noncontrolling interests ($2.09, $0.502 and $0.5966 per common unit from EQT Midstream Partners, LP, EQT GP Holdings, LP, and Rice Midstream Partners LP, respectively)					(180,745)	(180,745)
Change in accounting principle (a)			4,113			4,113
Repurchase and retirement of common stock	(700)	(38,677)				(38,677)
Purchase of Strike Force Midstream LLC noncontrolling interests		1,818			(176,818)	(175,000)
Change in ownership of consolidated subsidiaries		(19,723)			25,858	6,135
Balance, June 30, 2018	264,331	$9,265,440	$2,416,802	$(2,959)	$5,023,336	$16,702,619

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(a) Related to adoption of ASU No. 2016-01. See Notes K and S for additional information.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2018 and December 31, 2017, the results of its operations for the three and six month periods ended June 30, 2018 and 2017 and its cash flows and equity for the six month periods ended June 30, 2018 and 2017.  Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

On November 13, 2017, the Company completed its previously announced acquisition of Rice Energy Inc. (Rice) pursuant to the Agreement and Plan of Merger, dated June 19, 2017 (as amended, the Rice Merger Agreement), by and among the Company, Rice and a wholly owned indirect subsidiary of the Company (RE Merger Sub). Pursuant to the terms of the Rice Merger Agreement, on November 13, 2017, RE Merger Sub merged with and into Rice (the Rice Merger) with Rice continuing as the surviving corporation and a wholly owned indirect subsidiary of the Company. Immediately thereafter, Rice merged with and into another wholly owned indirect subsidiary of the Company. As a result of the Rice Merger, the Company also acquired Rice's interests in Rice Midstream Partners LP (RMP). See Note E.

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

(in thousands, except per share data) (unaudited)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Pro forma operating revenues	$1,183,044	$2,449,427
Pro forma net income	$246,313	$482,383
Pro forma net income attributable to noncontrolling interests	$(111,108)	$(220,193)
Pro forma net income attributable to EQT	$135,205	$262,190
Pro forma income per share (basic)	$0.51	$0.99
Pro forma income per share (diluted)	$0.51	$0.99

B.                        Midstream Streamlining Transactions and Financing

In February 2018, the Company's Board of Directors unanimously approved a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (SpinCo) that will focus on midstream operations (the Separation). SpinCo will own the midstream interests held by EQT. The Separation is intended to qualify as tax-free to EQT shareholders for U.S. federal income tax purposes. Under the Separation plan, EQT shareholders will retain their shares of the Company's stock and receive a pro-rata distribution of 80.1% of the outstanding shares of SpinCo common stock. In connection with announcing the planned Separation, the Company also announced its plans to pursue (i) a sale of Rice retained midstream assets acquired by EQT in connection with the Rice Merger to EQT Midstream Partners, LP (EQM) (NYSE: EQM); (ii) a merger of EQM and RMP;

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

and (iii) a sale of RMP’s incentive distribution rights (IDRs) to EQT GP Holdings, LP (EQGP) (NYSE: EQGP)((i), (ii) and (iii) collectively, the Midstream Streamlining Transactions).

On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream), a wholly owned subsidiary of the Company, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a contribution and sale agreement pursuant to which EQM Gathering agreed to acquire all the outstanding limited liability company interests in each of (i) Rice West Virginia Midstream LLC (Rice West Virginia), (ii) Rice Olympus Midstream LLC (Rice Olympus) and (iii) Strike Force Midstream Holdings LLC (Strike Force Holdings), which owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream), in exchange for an aggregate of 5,889,282 EQM common units and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). The Drop-Down Transaction was completed on May 22, 2018 with an effective date of May 1, 2018. In connection with the Drop-Down Transaction, the Company recorded a $15.5 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $20.3 million and an increase to deferred tax liability of $4.8 million.

On May 1, 2018, pursuant to the Purchase and Sale Agreement dated April 25, 2018, by and among EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport, EQM Gathering acquired the remaining 25% limited liability company interest in Strike Force Midstream not owned by Strike Force Holdings for $175 million (the Gulfport Transaction). As a result, EQM has owned 100% of Strike Force Midstream since May 1, 2018.

On May 22, 2018, pursuant to an Incentive Distribution Rights Purchase and Sale agreement dated April 25, 2018, by and among the Company, Rice Midstream GP Holdings (Rice Midstream GP Holdings), a wholly owned subsidiary of the Company that owned the RMP IDRs, and EQGP, EQGP acquired all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the RMP IDR Purchase). As a result of the RMP IDR Purchase, EQT's percentage ownership of the outstanding EQGP common units increased from approximately 90.1% to approximately 91.3%. In connection with the RMP IDR Purchase, the Company recorded a $35.1 million loss to additional paid-in-capital, an increase in noncontrolling interest in consolidated subsidiary of $46.1 million and a decrease to deferred tax liability of $11.0 million.

On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Midstream Merger Agreement) with RMP, Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), EQT Midstream Services, LLC, the general partner of EQM (the EQM General Partner), EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, the Company. Pursuant to the Midstream Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM (the Midstream Mergers). Pursuant to the Midstream Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the Midstream Mergers was converted into the right to receive 0.3319 EQM common units (the Midstream Mergers Consideration), the issued and outstanding RMP IDRs were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Midstream Mergers Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Midstream Mergers Consideration consisted of approximately 34 million EQM common units. As a result of the Midstream Mergers, RMP's common units are no longer publicly traded.

Also in connection with the completion of the Midstream Mergers, on July 23, 2018, EQM repaid approximately $260 million of borrowings outstanding under the Credit Agreement, dated as of December 22, 2014, by and among RMP, as parent guarantor, Rice Midstream OpCo LLC, a wholly owned subsidiary of RMP (RMP OpCo), as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties from time to time party thereto (the RMP Credit Agreement), and the RMP Credit Agreement was terminated.

On April 25, 2018, EQM entered a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM’s $1 billion credit facility, and for other general partnership purposes. During the second quarter of 2018, the balance outstanding under the EQM Term Loan Facility was repaid, and the EQM Term Loan Facility was terminated on June 25, 2018 in connection with EQM's issuance of the EQM 2018 Senior Notes (described in the following section). As a result of the termination of the EQM Term Loan Facility, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the second quarter of 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the EQM 2018 Senior Notes). The offering of the EQM 2018 Senior Notes resulted in net proceeds of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the balance outstanding under the EQM Term Loan Facility and the RMP Credit Agreement and the remainder is expected to be used for general partnership purposes. The EQM 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all of substantially all of EQM's assets.

As a result of the Midstream Mergers, on July 23, 2018, an indirect wholly owned subsidiary of the Company received 9,554,530 EQM common units as Midstream Mergers Consideration.

C.                        EQT GP Holdings, LP

In January 2015, the Company formed EQGP to own the Company's partnership interests in EQM. EQGP issued an additional 36,293,766 common units to Rice Midstream GP Holdings in the RMP IDR Purchase, which increased EQT's limited partner interest in EQGP. As of June 30, 2018, EQT owns 276,008,766 EQGP common units, which represent a 91.3% limited partner interest, and the entire non-economic general partner interest in EQGP. EQGP owned the following EQM partnership interests as of June 30, 2018, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 24.8% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.6% general partner interest in EQM; and all of EQM’s IDRs, which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. Through EQGP's general partner interest, limited partner interest and IDRs in EQM, EQGP has a controlling financial interest in EQM; therefore, EQGP consolidates EQM. The Company is the ultimate parent company of EQGP and EQM.

On July 24, 2018, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the second quarter of 2018 of $0.306 per common unit, or approximately $92.6 million. The distribution will be paid on August 23, 2018 to unitholders of record, including the Company, at the close of business on August 3, 2018. Based on the EQGP common units outstanding on July 26, 2018, the cash distributions by EQGP to EQT for the second quarter 2018 will be approximately $84.5 million.

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

As a result of the Drop-Down Transaction, in addition to the EQM common units owned by EQGP, as of June 30, 2018, EQT owned 5,889,282 EQM common units representing an additional 6.7% limited partner interest in EQM.

On July 24, 2018, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the second quarter of 2018 of $1.09 per common unit. The cash distribution will be paid on August 14, 2018 to unitholders of record, including EQGP, at the close of business on August 3, 2018. Based on the EQM common units outstanding on July 26, 2018, the cash distributions by EQM to EQGP for the second quarter 2018 will be approximately $94.3 million consisting of: $23.8 million in respect of its limited partner interest, $2.4 million in respect of its general partner interest and $68.1 million in respect of its IDRs. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2018 distribution. Based on the EQM common units outstanding on July 26, 2018, the cash distributions by EQM to EQT for the second quarter 2018 will be approximately $16.8 million.

E.                        Rice Midstream Partners LP

In connection with the Rice Merger, the Company acquired a 28.1% limited partner interest, all of the IDRs and the entire non-economic general partner interest in RMP. See the discussion of the RMP IDR Purchase and Midstream Mergers in Note B. Due to the timing of the Midstream Mergers, RMP did not declare a cash distribution for the second quarter 2018.

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

The sales of natural gas, oil and NGLs as presented on the Statements of Consolidated Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, oil and NGLs on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

The Company provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline or storage capacity. Volumetric based fees under firm contracts include usage fees and charges for actual volumes transported, gathered or stored in excess of firm contracted volume. Interruptible service contracts include volumetric based fees, which are charges for the volume of gas actually gathered, transported or stored and do not guarantee access to the pipeline or storage facility. These contracts can be short or long term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.

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

Under a firm contract, the Company has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric based fee revenues for usage fees under firm and interruptible contracts is generally satisfied upon the Company's monthly billing to the customer for actual volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of the Company’s performance to date as the customer obtains value as each volume is gathered, transported or stored.

Certain of EQM's gas gathering agreements are structured with minimum volume commitments (MVC), which specify quantities for which a customer will be charged regardless of actual quantities gathered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

satisfied upon RMP’s monthly billing to the customer for the volume of water provided during the month. For water services arrangements, the customer is typically invoiced on a monthly basis with payment due 21 days after the receipt of the invoice.
Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $441.1 million as accounts receivable within the Condensed Consolidated Balance Sheet.

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

Three Months Ended June 30, 2018	Revenues from contracts with customers	Other sources of revenue	Total
	(Thousands)
Natural gas sales	$855,924	$—	$855,924
NGLs sales	125,657	—	125,657
Oil sales	9,784	—	9,784
Sales of natural gas, oil and NGLs	$991,365	$—	$991,365

Pipeline and net marketing services at EQT Production	$9,391	$3,789	$13,180
EQM Gathering:
Firm reservation fee revenues	111,702	—	111,702
Volumetric based fee revenues:
Usage fees under firm contracts	9,956	—	9,956
Usage fees under interruptible contracts	58,958	—	58,958
EQM Transmission:
Firm reservation fee revenues	82,222	—	82,222
Volumetric based fee revenues:
Usage fees under firm contracts	4,828	—	4,828
Usage fees under interruptible contracts	2,095	—	2,095
RMP Gathering:
Gathering revenues	52,966	—	52,966
Compression revenues	9,315	—	9,315
Water services at RMP Water	42,655	—	42,655
Intersegment eliminations	(270,674)	—	(270,674)
Pipeline, water and net marketing services	$113,414	$3,789	$117,203

Loss on derivatives not designated as hedges	$—	$(53,897)	$(53,897)

Total operating revenues	$1,104,779	$(50,108)	$1,054,671

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2018	Revenues from contracts with customers	Other sources of revenue	Total
	(Thousands)
Natural gas sales	$1,945,684	$—	$1,945,684
NGLs sales	251,125	—	251,125
Oil sales	20,930	—	20,930
Sales of natural gas, oil and NGLs	$2,217,739	$—	$2,217,739

Pipeline and net marketing services at EQT Production	$11,668	$24,582	$36,250
EQM Gathering:
Firm reservation fee revenues	221,635	—	221,635
Volumetric based fee revenues:
Usage fees under firm contracts	22,064	—	22,064
Usage fees under interruptible contracts	116,545	—	116,545
EQM Transmission:
Firm reservation fee revenues	179,997	—	179,997
Volumetric based fee revenues:
Usage fees under firm contracts	8,650	—	8,650
Usage fees under interruptible contracts	7,432	—	7,432
RMP Gathering:
Gathering revenues	105,696	—	105,696
Compression revenues	18,086	—	18,086
Water services at RMP Water	65,618	—	65,618
Intersegment eliminations	(520,153)	—	(520,153)
Pipeline, water and net marketing services	$237,238	$24,582	$261,820

Gain on derivatives not designated as hedges	$—	$8,695	$8,695

Total operating revenues	$2,454,977	$33,277	$2,488,254

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

	2018 (a)	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Natural gas sales	$36,865	$24,841	$1,275	$—	$—	$—	$62,981
Gathering firm reservation fees	$227,675	$476,730	$552,308	$562,307	$561,019	$2,841,280	$5,221,319
Gathering revenues supported by MVCs	$—	$65,700	$71,370	$71,175	$71,175	$136,875	$416,295
Transmission and storage firm reservation fees	$179,786	$347,061	$347,261	$341,769	$338,010	$2,602,572	$4,156,459
(a)    July 1 through December 31.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.        Investment in Nonconsolidated Entity

The Mountain Valley Pipeline, LLC (MVP Joint Venture) is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2018. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. The MVP Joint Venture has modified its construction schedule for the MVP and now anticipates a first quarter 2019 in-service date. As currently designed, the total cost for the MVP is expected to be $3.5 billion to $3.7 billion, excluding Allowance for Funds Used During Construction (AFUDC).

In May 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $445.9 million, of which $193.4 million was paid in July 2018 and $252.5 million is expected to be paid in the third quarter of 2018. The capital contribution payable has been reflected on the Condensed Consolidated Balance Sheet as of June 30, 2018 with a corresponding increase to the Company's investment in the MVP Joint Venture.

Equity income is primarily EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

As of June 30, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As of June 30, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,094 million, which consists of the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of June 30, 2018 and amounts that could have become due under EQM's performance guarantee as of that date.

In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is anchored by a firm capacity commitment from PSNC Energy. The preliminary MVP Southgate project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. EQM is expected to have between 33% and 48% ownership in the MVP Southgate project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate has a targeted in-service date of the fourth quarter 2020.

H.     Consolidated Variable Interest Entities

As of June 30, 2018, the Company determined EQGP, EQM and RMP to be variable interest entities. Through EQT's ownership and control of EQGP's general partner, EQM's general partner and RMP's general partner, EQT has the power to direct the activities that most significantly impact the economic performance of EQGP, EQM and RMP. In addition, through EQT's limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Furthermore, through EQT's limited partner interest and IDRs in RMP, EQT had the obligation to absorb the losses of RMP and the right to receive benefits from RMP, in accordance with such interests. As EQT has a controlling financial interest in, and is primary beneficiary of, EQGP, EQM and RMP, EQT consolidates EQGP, EQM and RMP. See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the consolidated variable interest entities.

The risks associated with the operations of EQGP, EQM and RMP are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2017, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that EQT's ownership and control of EQGP, EQM and RMP have on EQT's financial position, results of operations and cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2017, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Notes C, D and E for further discussion of EQGP, EQM and RMP, respectively.

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of June 30, 2018 and December 31, 2017.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Classification	June 30, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$684,456	$2,857
Accounts receivable	47,587	28,804
Prepaid expenses and other	9,556	8,470
Property, plant and equipment, net	3,922,144	2,804,059
Goodwill	37,954	—
Intangible assets, net	596,887	—
Other assets	1,028,418	483,004
Liabilities:
Accounts payable	$84,969	$47,042
Other current liabilities	484,884	133,531
Credit facility borrowings	—	180,000
Senior Notes	3,453,975	987,352
Other liabilities and credits	21,442	20,273

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three and six months ended June 30, 2018 and 2017, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Operating revenues	$269,761	$198,966	$556,323	$402,392
Operating expenses	89,419	58,463	166,875	117,988
Other expenses	8,777	1,949	9,768	3,862
Net income	$171,565	$138,554	$379,680	$280,542

Net cash provided by operating activities	$219,297	$158,886	$440,071	$319,655
Net cash used in investing activities	(1,422,852)	(125,612)	(1,676,669)	(207,299)
Net cash provided by (used in) financing activities	1,852,799	(63,255)	1,876,692	(160,022)

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amounts included in the Company’s Condensed Consolidated Balance Sheets that are for the use or obligation of RMP as of June 30, 2018 and December 31, 2017.

Classification	June 30, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$17,339	$10,538
Accounts receivable	9,016	12,246
Prepaid expenses and other	541	1,327
Property, plant and equipment, net	1,479,671	1,431,802
Goodwill	1,346,918	1,346,918
Other assets	8,871	—
Liabilities:
Accounts payable	$30,966	$24,634
Other current liabilities	2,338	4,200
Credit facility borrowings	260,000	286,000
Other liabilities and credits	9,572	9,360

The following table summarizes RMP’s Statements of Consolidated Operations and Cash Flows for the three and six months ended June 30, 2018 and 2017, inclusive of affiliate amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Operating revenues	$104,936	$—	$189,400	$—
Operating expenses	41,341	—	70,340	—
Other expenses	2,382	—	4,330	—
Net income	$61,213	$—	$114,730	$—

Net cash provided by operating activities	$118,725	$—	$181,261	$—
Net cash used in investing activities	(47,358)	—	(80,070)	—
Net cash used in financing activities	(100,546)	—	(94,390)	—

I.                        Financial Information by Business Segment

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
Rice Olympus, Strike Force Holdings and Rice West Virginia were businesses and the Drop-Down Transaction was a transaction between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the effective date of the transaction. EQM also recast its consolidated financial statements to retrospectively reflect the pre-acquisition results as if the entities were owned by EQM from the date of the Rice Merger, November 13, 2017, as that is the date those entities came under the common control of EQT. EQT has recast its segment information consistent with the EQM recast, including recasting the $78.4 million of goodwill assigned to the Rice retained midstream assets in the purchase price accounting for the Rice Merger from EQT Production to EQM Gathering.
In addition, the assets associated with the investment in the MVP JV were included within the headquarters segment assets balance prior to June 30, 2018. The investment in the MVP JV is now included in the transmission segment as this segment classification better aligns with the ultimate operations of the MVP. Segment asset balances at December 31, 2017 have been reclassified to conform to this presentation.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2018	EQT Production	EQM Gathering	EQM Transmission	RMP Gathering	RMP Water	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$991,365	$—	$—	$—	$—	$—	$991,365
Pipeline, water and net marketing services	13,180	180,616	89,145	62,281	42,655	(270,674)	117,203
Loss on derivatives not designated as hedges	(53,897)	—	—	—	—	—	(53,897)
Total operating revenues	$950,648	$180,616	$89,145	$62,281	$42,655	$(270,674)	$1,054,671

Three Months Ended June 30, 2017	EQT Production	EQM Gathering	EQM Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$576,714	$—	$—	$—	$576,714
Pipeline and net marketing services	8,061	112,145	84,670	(139,174)	65,702
Gain on derivatives not designated as hedges	46,326	—	—	—	46,326
Total operating revenues	$631,101	$112,145	$84,670	$(139,174)	$688,742

Six Months Ended June 30, 2018	EQT Production	EQM Gathering	EQM Transmission	RMP Gathering	RMP Water	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$2,217,739	$—	$—	$—	$—	$—	$2,217,739
Pipeline and net marketing services	36,250	360,244	196,079	123,782	65,618	(520,153)	261,820
Gain on derivatives not designated as hedges	8,695	—	—	—	—	—	8,695
Total operating revenues	$2,262,684	$360,244	$196,079	$123,782	$65,618	$(520,153)	$2,488,254

Six Months Ended June 30, 2017	EQT Production	EQM Gathering	EQM Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,250,179	$—	$—	$—	$1,250,179
Pipeline and net marketing services	22,516	214,474	182,413	(273,739)	145,664
Gain on derivatives not designated as hedges	187,068	—	—	—	187,068
Total operating revenues	$1,459,763	$214,474	$182,413	$(273,739)	$1,582,911

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Operating income (loss):
EQT Production (a)	$(79,846)	$52,884	$(2,005,645)	$310,433
EQM Gathering	121,631	83,425	252,513	157,129
EQM Transmission	60,642	57,863	140,093	129,467
RMP Gathering	39,614	—	83,709	—
RMP Water	23,981	—	35,351	—
Unallocated expenses and intersegment eliminations (b)	(66,053)	(4,045)	(129,568)	(15,926)
Total operating income (loss)	$99,969	$190,127	$(1,623,547)	$581,103

(a)
Impairment of long-lived assets of $0.1 billion is included in EQT Production operating income for the three months ended June 30, 2018 and $2.4 billion for the six months ended June 30, 2018. See Note Q.

(b)
Unallocated expenses consist of compensation expense and administrative costs, including transaction costs of $19.7 million for the three months ended June 30, 2018 and $54.5 million for the six months ended June 30, 2018. Intersegment eliminations include the profit on water services that are provided to EQT Production and capitalized as part of development costs of $24.9 million for the three months ended June 30, 2018 and $47.5 million for the six months ended June 30, 2018.

Reconciliation of operating income (loss) to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Total operating income (loss)	$99,969	$190,127	$(1,623,547)	$581,103
Other income	11,752	6,305	21,337	9,354
Interest expense	77,004	44,078	147,017	86,733
Income tax (benefit) expense	(101,629)	29,709	(440,594)	130,374
Net income (loss)	$136,346	$122,645	$(1,308,633)	$373,350

	June 30, 2018	December 31, 2017
	(Thousands)
Segment assets:
EQT Production	$19,393,931	$21,015,132
EQM Gathering	3,151,655	2,961,099
EQM Transmission	2,486,059	1,923,427
RMP Gathering	2,800,534	2,720,305
RMP Water	165,476	185,079
Total operating segments	27,997,655	28,805,042
Headquarters assets, including cash and short-term investments	965,573	717,562
Total assets	$28,963,228	$29,522,604

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Depreciation and depletion: (c)
EQT Production	$374,782	$219,211	$770,635	$430,308
EQM Gathering	15,646	9,555	30,590	18,415
EQM Transmission	12,430	11,845	24,871	23,532
RMP Gathering	8,236	—	16,360	—
RMP Water	5,798	—	11,569	—
Other	780	206	1,540	480
Total	$417,672	$240,817	$855,565	$472,735

Expenditures for segment assets: (d)
EQT Production (e)	$739,183	$455,721	$1,369,941	$1,401,179
EQM Gathering	139,099	53,708	252,297	102,546
EQM Transmission	27,962	29,978	46,891	51,367
RMP Gathering	47,358	—	68,298	—
RMP Water	7,002	—	9,377	—
Other and intersegment eliminations (f)	(21,889)	2,967	(43,112)	4,595
Total	$938,715	$542,374	$1,703,692	$1,559,687

(c)	Excludes amortization of intangible assets.

(d)
Includes the capitalized portion of non-cash stock-based compensation costs, non-cash acquisitions and the impact of capital accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $(34.3) million and $37.4 million for the three months ended June 30, 2018 and 2017, respectively, and $6.6 million and $58.4 million for the six months ended June 30, 2018 and 2017, respectively. These non-cash items are excluded from capital expenditures on the Statements of Condensed Consolidated Cash Flows. Expenditures for segment assets does not include consideration for the Rice Merger.

(e)
Expenditures for segment assets in the EQT Production segment included $41.3 million and $47.0 million for fill-ins and bolt-ons associated with legacy EQT acreage for the three months ended June 30, 2018 and 2017, respectively, and $78.1 million and $89.7 million for fill-ins and bolt-ons associated with legacy EQT acreage for the six months ended June 30, 2018 and 2017, respectively. The three and six months ended June 30, 2017 included $141.7 million and $811.2 million of cash capital expenditures, respectively, and $9.7 million of non-cash capital expenditures for the six months ended June 30, 2017, for the acquisitions discussed in Note P.

(f)	Intersegment eliminations include profit on water services that are provided to EQT Production and capitalized as part of development costs.

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

The Company uses over the counter (OTC) derivative commodity instruments, primarily swap, collar and option agreements that are typically placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company also sells call options that require the Company to pay the counterparty if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to fluctuations in interest rates. The Company has also engaged in a limited number of swaptions that are recorded as derivative commodity instruments for accounting purposes.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 2,874 Bcf of natural gas and 1,012 Mbbls of NGLs as of June 30, 2018, and 2,148 Bcf of natural gas and 1,460 Mbbls of NGLs as of December 31, 2017. The open positions at June 30, 2018 and December 31, 2017 had maturities extending through December 2024 and December 2022, respectively.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of June 30, 2018 and December 31, 2017.

As of June 30, 2018	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$270,288	$(94,320)	$(3,105)	$172,863
Liability derivatives:
Derivative instruments, at fair value	$146,061	$(94,320)	$—	$51,741

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$241,952	$(86,856)	$—	$155,096
Liability derivatives:
Derivative instruments, at fair value	$139,089	$(86,856)	$—	$52,233

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds.  The additional collateral can be up to 100% of the derivative liability. As of June 30, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $70.7 million, for which the Company had no collateral posted on June 30, 2018.  If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on June 30, 2018, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at June 30, 2018.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$270,288	$—	$270,288	$—
Liabilities
Derivative instruments, at fair value	$146,061	$—	$146,061	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$241,952	$—	$241,952	$—
Liabilities
Derivative instruments, at fair value	$139,089	$—	$139,089	$—

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

The Company estimates the fair value of its Senior Notes using its established fair value methodology. Because not all of the Company’s Senior Notes are actively traded, the fair value of the Company's Senior Notes are a Level 2 fair value measurement.  Fair value for the Company's non-traded Senior Notes are estimated using a standard industry income approach model that utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. The estimated fair value of Senior Notes (including EQM’s Senior Notes) on the Condensed Consolidated Balance Sheets was approximately $8.1 billion at June 30, 2018 and $5.7 billion at December 31, 2017.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

For information on the fair values of assets related to the impairments of proved and unproved oil and gas properties and of other long-lived assets, see Note Q and Note 1 in EQT's Annual Report on Form 10-K for the year ended December 31, 2017. For information on the assets acquired in the Rice Merger and the assets acquired in other acquisition transactions, see Notes A and P.

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

For the six months ended June 30, 2018 and 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter.

All of EQGP's, RMP’s and Strike Force Midstream’s income is included in the Company's pre-tax income (loss). However, the Company is not required to record income tax expense with respect to the portion of EQGP's and RMP’s income allocated to the noncontrolling public limited partners of EQGP, EQM and RMP or to the portion of Strike Force Midstream’s income allocated to the minority owner prior to the closing of the Gulfport Transaction, which reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the Company's effective tax rate in periods when the Company has consolidated pre-tax loss.

The Company recorded income tax benefit at an effective tax rate of 25.2% for the six months ended June 30, 2018 and income tax expense at an effective tax rate of 25.9% for the six months ended June 30, 2017. The Company’s forecasted annual effective tax rate for the period ended December 31, 2018 was higher than the statutory rate due to the impact of income allocated to non-controlling limited partners on a forecasted consolidated pre-tax loss and the impact of state taxes. The state taxes increased the forecasted annual effective tax rate as compared to the statutory rate as a result of the pre-tax loss on entities with higher state applicable rates and pre-tax income on entities with lower state applicable rates. The Company’s effective tax rate for the six months ended June 30, 2018 was significantly lower because the amount of benefit recorded for the year-to-date is limited to the amount of benefit forecasted for the entire year.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended June 30, 2018.

M.                       Revolving Credit Facilities

The Company has a $2.5 billion revolving credit facility that expires in July 2022. The Company had $0.2 billion in borrowings and no letters of credit outstanding under the credit facility as of June 30, 2018. The Company had $1.3 billion in borrowings and $159.4 million of letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings at any time under the credit facility during the three and six months ended June 30, 2018 was $1.5 billion and $1.6 billion, respectively, and the average daily balance of borrowings outstanding was approximately $0.9 billion and $1.2 billion, respectively, at a weighted average annual interest rate of approximately 3.4% and 3.2%, respectively. The Company had no borrowings or letters of credit outstanding under its credit facility any time during the three and six months ended June 30, 2017.

EQM has a $1 billion revolving credit facility that expires in July 2022. EQM had no borrowings and no letters of credit outstanding under the credit facility as of June 30, 2018. EQM had $180 million in borrowings and no letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2018 was $338 million and $420 million, respectively, and the average daily balance of borrowings outstanding was approximately $122 million and $211 million, respectively. EQM incurred interest at a weighted average annual interest rate of approximately 3.4% and 3.2% for the three and six months ended June 30, 2018, respectively. EQM had no borrowings or letters of credit outstanding under its revolving credit facility any time during the three and six months ended June 30, 2017. During the third quarter, EQM intends to increase its borrowing capacity from $1 billion to up to $2 billion.

See discussion of the termination of the RMP Credit Agreement in Note B. RMP OpCo had $260 million in borrowings and $1 million of letters of credit outstanding under the RMP Credit Agreement as of June 30, 2018. RMP OpCo had $286 million in borrowings and $1 million of letters of credit outstanding under the RMP Credit Agreement as of December 31, 2017. The maximum amount of outstanding borrowings under the RMP Credit Agreement at any time during the three and six months ended June 30,

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2018 was $375 million and the average daily balance of borrowings outstanding was approximately $305 million and $306 million, respectively, at a weighted average annual interest rate of approximately 3.9% and 3.8%, respectively.

N.                            Earnings Per Share

In periods when the Company reports a net loss, all options and restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, all options and all restricted stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2018. Potentially dilutive securities (options and restricted stock awards) included in the calculation of diluted earnings per share totaled 123,973 for the three months ended June 30, 2018, and 120,228 and 204,430 for the three and six months ended June 30, 2017, respectively. Options to purchase common stock excluded from potentially dilutive securities because they were anti-dilutive totaled 1,201,900 and 1,283,753 for the three and six months ended June 30, 2018, respectively, and 713,800 and 473,700 for the three and six months ended June 30, 2017. The impact of EQM’s, EQGP’s and RMP's dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

O.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated other comprehensive income (OCI) by component during the applicable period:

	Three Months Ended June 30, 2018
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2018	$4,338		$(511)		$(6,442)		$(2,615)
(Gains) losses reclassified from accumulated OCI, net of tax	(466)	(a)	36	(a)	86	(b)	(344)
Accumulated OCI (loss), net of tax, as of June 30, 2018	$3,872		$(475)		$(6,356)		$(2,959)

	Three Months Ended June 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of April 1, 2017	$8,719		$(663)		$(6,790)		$1,266
(Gains) losses reclassified from accumulated OCI, net of tax	(1,672)	(a)	36	(a)	77	(b)	(1,559)
Accumulated OCI (loss), net of tax, as of June 30, 2017	$7,047		$(627)		$(6,713)		$(293)

	Six Months Ended June 30, 2018
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(753)	(a)	80	(a)	172	(b)	(501)
Accumulated OCI (loss), net of tax, as of June 30, 2018	$3,872		$(475)		$(6,356)		$(2,959)

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(2,560)	(a)	72	(a)	153	(b)	(2,335)
Accumulated OCI (loss), net of tax, as of June 30, 2017	$7,047		$(627)		$(6,713)		$(293)
(a)   (Gains) losses reclassified from accumulated OCI, net of tax related to natural gas cash flow hedges were reclassified into operating revenues. Losses from accumulated OCI, net of tax related to interest rate cash flow hedges were reclassified into interest expense.
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

During the first half of 2017, the Company paid net cash of $736.0 million and assumed liabilities estimated at $11.9 million as of June 30, 2017. Furthermore, the Company paid $75.2 million and recorded a deduction of $2.2 million of non-cash capital expenditures as a result of post-closing adjustments on 2016 acquisitions in the second quarter 2017.

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

Q.        Divestitures

On June 19, 2018, the Company sold its non-core Permian Basin assets located in Texas for net proceeds of $60.2 million, subject to final purchase price adjustments (the Permian Divestiture). The assets sold in the Permian Divestiture included approximately 970 productive wells with current net production of approximately 20 MMcfe per day, approximately 350 miles of low-pressure gathering lines and 26 compressors.

The Company also agreed to sell approximately 2.5 million non-core, net acres in the Huron Play located in Southern Appalachia for $575 million, subject to purchase price adjustments (the Huron Divestiture). The assets in the Huron Divestiture include approximately 12,000 productive wells with current net production of approximately 200 MMcfe per day, approximately 6,400 miles of low-pressure gathering lines and 59 compressor stations. The Company will retain the deep drilling rights across the divested acreage. Upon the execution of the definitive agreement governing the Huron Divestiture on June 28, 2018, the Company received an initial deposit of $57.5 million which is recorded within other current liabilities on the Condensed Consolidated Balance Sheet. The following table presents amounts included in the Company’s Condensed Consolidated Balance Sheet that are classified as held for sale as of June 30, 2018 related to the Huron Divestiture.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Classification	June 30, 2018	December 31, 2017
	(Thousands)
Assets:
Property, plant and equipment, net	$719,584	$—
Liabilities:
Other current liabilities	4,763	—
Other liabilities and credits	190,541	—

The Huron Divestiture closed on July 18, 2018.

During the first quarter of 2018, the Company recorded an impairment of $2.3 billion associated with the production and related midstream assets in the Huron and Permian Plays. The impairment of these properties and related pipeline assets recorded during the first quarter of 2018 was due to the carrying value of the assets exceeding the undiscounted cash flows which were expected to result from the continued use and potential disposition of the underlying assets as well as management’s determination that it no longer intended to develop the unproved properties. The first quarter of 2018 impairment reduced these assets to their estimated fair value at that time of approximately $1 billion.

The fair value of the impaired assets, as determined at March 31, 2018, was based on significant inputs that were not observable in the market and as such are considered to be Level 3 fair value measurements. See Note K for a description of the fair value hierarchy and Note 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for our policy on impairment of proved and unproved properties. Key assumptions included in the calculation of the fair value of the impaired assets as of March 31, 2018 included (i) reserves, including risk adjustments for probable and possible reserves; (ii) future commodity prices; (iii) to the extent available, market based indicators of fair value including estimated proceeds which could be realized upon a potential disposition; (iv) production rates based on the Company's experience with similar properties in which it operates; (v) estimated future operating and development costs; and (vi) a market-based weighted average cost of capital.

In connection with the Permian Divestiture and the Huron Divestiture, the Company recorded an additional impairment/loss on sale of long-lived assets of $118.1 million during the second quarter of 2018 to write down the carrying value of the disposal groups to the estimated amounts to be received upon the closing of the transactions.

As a result of the Huron Divestiture, the Company expects to record an additional impairment/loss on sale of long-lived assets of up to $275 million during the third quarter of 2018 associated with certain capacity contracts that the Company will no longer have existing production to satisfy and does not plan to utilize in the future.

R.                        Subsequent Events

In July 2018, the Company’s Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock for an aggregate purchase price of not more than $500 million. Pursuant to the share repurchase authorization, the Company may repurchase shares from time to time in open market or in privately negotiated transactions.  The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. The Company has not repurchased any shares under this authorization since its inception.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments, and eliminates the cost method of accounting for equity investments. The Company adopted this standard in the first quarter of 2018 which resulted in a cumulative effect adjustment of $4.1 million on the Statement of Condensed Consolidated Equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company has performed a high-level identification of agreements covered by this standard, is currently evaluating processes and internal controls and is in the process of implementing a third-party supported lease accounting information system to facilitate the accounting and financial reporting requirements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018. The Company had $75 million restricted cash at December 31, 2016. In accordance with ASU 2016-18, restricted cash is included in the beginning of period cash balance and excluded from investing activities on the Statements of Condensed Consolidated Cash Flows for the six months ended June 30, 2017. The Company had no restricted cash on the Condensed Consolidated Balance Sheet from March 31, 2017 through the current period.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be recorded as acquisitions (or disposals) of assets or businesses. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay, average lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering, transmission and water volumes; infrastructure programs (including the timing, cost and capacity of the gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the Mountain Valley Pipeline (MVP) and MVP Southgate projects; the ultimate terms, partners and structure of Mountain Valley Pipeline, LLC (the MVP Joint Venture); monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the impact and outcome of pending and future litigation, whether the separation of the Company’s production and midstream businesses (the Separation) will be completed and the timing and terms of the Separation; the Company’s ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice Energy Inc. (Rice) and the Midstream Streamlining Transactions (as defined in Note B to the Condensed Consolidated Financial Statements); natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments; projected capital expenditures and capital contributions; the amount and timing of any repurchases under the Company’s share repurchase authorization; liquidity and financing requirements, including funding sources and availability and EQM's plan to increase its borrowing capacity to up to $2 billion; hedging strategy; the effects of government regulation; the expected impact of the Tax Cuts and Jobs Act of 2017; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Net income attributable to EQT Corporation for the three months ended June 30, 2018 was $17.8 million, income of $0.07 per diluted share, compared to net income attributable to EQT Corporation of $41.1 million, $0.24 per diluted share, for the three months ended June 30, 2017. The decrease was primarily attributable to higher operating costs, including an impairment charge of $118.1 million recorded in the second quarter of 2018 associated with the planned and completed divestitures of certain non-core production and related pipeline assets in the Huron and Permian Plays, higher net income attributable to noncontrolling interests and higher interest expense. These expenses were partly offset by higher revenues primarily from an 83% increase in production sales volumes, an income tax benefit for the three months ended June 30, 2018 compared to income tax expense for the three months ended June 30, 2017, and higher other income.

During the three months ended June 30, 2018, the Company recorded transaction costs of approximately $26.0 million. Transaction costs include $18.3 million for the Company's sum-of-the-parts review and Midstream Streamlining Transactions (as defined in Note B to the Condensed Consolidated Financial Statements) and $7.7 million for the Rice Merger (as defined in Note A to the Condensed Consolidated Financial Statements). Transaction costs are reflected in unallocated expenses as they are not allocated to any operating segment.

In connection with the Rice Merger, the Company obtained intangible assets composed of customer relationships and non-compete agreements with former Rice executives. Amortization expense for the three months ended June 30, 2018 related to non-compete agreements with former Rice executives is approximately $10.3 million and is not allocated to any operating segment.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Net loss attributable to EQT Corporation for the six months ended June 30, 2018 was $1,568.2 million, a loss of $5.92 per diluted share, compared to net income attributable to EQT Corporation of $205.1 million, $1.18 per diluted share, for the six months ended June 30, 2017. The decrease was primarily due to higher operating expenses, including an impairment charges of $2.4 billion associated with the planned and completed divestitures of certain non-core production and related pipeline assets in the Huron and Permian Plays, higher net income attributable to noncontrolling interests and higher interest expense. These decreases were partly offset by higher revenues primarily from an 85% increase in production sales volumes, an income tax benefit for the six months ended June 30, 2018 compared to income tax expense for the six months ended June 30, 2017, and higher other income.

During the six months ended June 30, 2018, the Company recorded transaction costs of $61.7 million. Transaction costs include $38.1 million for the Company's sum-of-the-parts review and Midstream Streamlining Transactions and $23.6 million for the Rice Merger. Transaction costs are reflected in unallocated expenses as they are not allocated to any operating segment.

In connection with the Rice Merger, the Company obtained intangible assets composed of customer relationships and non-compete agreements with former Rice executives. Amortization expense for the six months ended June 30, 2018 related to non-compete agreements with former Rice executives is approximately $20.6 million and is not allocated to any operating segment.

See “Business Segment Results of Operations” for a discussion of segment operating expenses and revenues.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
in thousands (unless noted)	2018 (e)	2017	%	2018 (e)	2017	%
NATURAL GAS
Sales volume (MMcf)	334,135	167,682	99.3	663,539	332,146	99.8
NYMEX price ($/MMBtu) (a)	$2.80	$3.18	(11.9)	$2.89	$3.25	(11.1)
Btu uplift	0.18	0.26	(30.8)	0.19	0.27	(29.6)
Natural gas price ($/Mcf)	$2.98	$3.44	(13.4)	$3.08	$3.52	(12.5)

Basis ($/Mcf) (b)	$(0.42)	$(0.60)	(30.0)	$(0.15)	$(0.39)	(61.5)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.01)	(0.04)	(75.0)	(0.08)	—	100.0
Average differential, including cash settled basis swaps ($/Mcf)	$(0.43)	$(0.64)	(32.8)	$(0.23)	$(0.39)	(41.0)

Average adjusted price ($/Mcf)	$2.55	$2.80	(8.9)	$2.85	$3.13	(8.9)
Cash settled derivatives (cash flow hedges) ($/Mcf)	—	0.02	(100.0)	—	0.01	(100.0)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.09	(0.02)	(550.0)	0.07	(0.05)	(240.0)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.64	$2.80	(5.7)	$2.92	$3.09	(5.5)

Natural gas sales, including cash settled derivatives	$884,543	$469,165	88.5	$1,939,608	$1,028,364	88.6

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	18,944	18,895	0.3	37,335	36,035	3.6
Sales volume (Mbbls)	3,157	3,149	0.3	6,222	6,006	3.6
Price ($/Bbl)	$36.39	$24.03	51.4	$36.94	$27.54	34.1
Cash settled derivatives (not designated as hedges) ($/Bbl)	(0.91)	(0.32)	184.4	(1.06)	(0.43)	146.5
Average NGL price, including cash settled derivatives ($/Bbl)	$35.48	$23.71	49.6	$35.88	$27.11	32.3

NGL sales	$112,034	$74,653	50.1	$223,270	$162,850	37.1
Ethane:
Sales volume (MMcfe) (c)	8,414	9,771	(13.9)	16,411	16,744	(2.0)
Sales volume (Mbbls)	1,402	1,629	(13.9)	2,735	2,791	(2.0)
Price ($/Bbl)	$7.67	$6.76	13.5	$7.78	$6.72	15.8
Ethane sales	$10,754	$11,007	(2.3)	$21,286	$18,739	13.6
Oil:
Sales volume (MMcfe) (c)	1,047	1,732	(39.5)	2,260	3,089	(26.8)
Sales volume (Mbbls)	175	289	(39.4)	377	515	(26.8)
Price ($/Bbl)	$56.04	$38.91	44.0	$55.56	$41.04	35.4
Oil sales	$9,784	$11,230	(12.9)	$20,930	$21,126	(0.9)

Total liquids sales volume (MMcfe) (c)	28,405	30,398	(6.6)	56,006	55,868	0.2
Total liquids sales volume (Mbbls)	4,734	5,067	(6.6)	9,334	9,312	0.2

Liquids sales	$132,572	$96,890	36.8	$265,486	$202,715	31.0

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$1,017,115	$566,055	79.7	$2,205,094	$1,231,079	79.1
Total sales volume (MMcfe)	362,540	198,080	83.0	719,545	388,014	85.4

Average realized price ($/Mcfe)	$2.81	$2.86	(1.7)	$3.06	$3.17	(3.5)

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.80 and $3.18 for the three months ended June 30, 2018 and 2017, respectively, and $2.90 and $3.25 for the six months ended June 30, 2018 and 2017, respectively).

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

EQT Production adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. EQT Production adjusted operating revenues excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of certain pipeline and net marketing services. Management utilizes EQT Production adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement. EQT Production adjusted operating revenues also excludes pipeline and net marketing services because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. Pipeline and net marketing services primarily includes revenues for gathering services provided to third-parties as well as both the cost of and recoveries on third-party pipeline capacity not used for EQT Production sales volumes. Management further believes that EQT Production adjusted operating revenues as presented provides useful information to investors for evaluating period-over-period earnings trends.

Calculation of EQT Production adjusted operating revenues	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands (unless noted)	2018	2017	2018	2017
EQT Production total operating revenues	$950,648	$631,101	$2,262,684	$1,459,763
Add back (deduct):
Loss (gain) on derivatives not designated as hedges	53,897	(46,326)	(8,695)	(187,068)
Net cash settlements received (paid) on derivatives not designated as hedges	25,513	(11,191)	(13,116)	(20,158)
Premiums received for derivatives that settled during the period	237	532	471	1,058
Pipeline and net marketing services	(13,180)	(8,061)	(36,250)	(22,516)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$1,017,115	$566,055	$2,205,094	$1,231,079

Total sales volumes (MMcfe)	362,540	198,080	719,545	388,014

Average realized price ($/Mcfe)	$2.81	$2.86	$3.06	$3.17

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 (a)	2017	%	2018 (a)	2017	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (b)	294,129	175,103	68.0	582,902	341,472	70.7
Ohio Utica	47,796	121	39,400.8	95,306	251	37,870.5
Other	20,615	22,856	(9.8)	41,337	46,291	(10.7)
Total production sales volumes (c)	362,540	198,080	83.0	719,545	388,014	85.4

Average daily sales volumes (MMcfe/d)	3,984	2,177	83.0	3,975	2,144	85.4

Average realized price ($/Mcfe)	$2.81	$2.86	(1.7)	$3.06	$3.17	(3.5)

Gathering to EQM Gathering and RMP Gathering ($/Mcfe)	$0.49	$0.48	2.1	$0.50	$0.48	4.2
Transmission to EQM Transmission ($/Mcfe)	$0.13	$0.22	(40.9)	$0.13	$0.23	(43.5)
Third-party gathering and transmission ($/Mcfe)	$0.42	$0.44	(4.5)	$0.42	$0.46	(8.7)
Processing ($/Mcfe)	$0.13	$0.24	(45.8)	$0.13	$0.23	(43.5)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.08	$0.13	(38.5)	$0.09	$0.13	(30.8)
Production taxes ($/Mcfe)	$0.06	$0.09	(33.3)	$0.06	$0.10	(40.0)
Production depletion ($/Mcfe)	$1.00	$1.04	(3.8)	$1.03	$1.04	(1.0)

Depreciation and depletion (thousands):
Production depletion	$362,819	$205,524	76.5	$743,283	$402,986	84.4
Other depreciation and depletion	11,963	13,687	(12.6)	27,352	27,322	0.1
Total depreciation and depletion	$374,782	$219,211	71.0	$770,635	$430,308	79.1

Capital expenditures (thousands) (d)	$739,183	$455,721	62.2	$1,369,941	$1,401,179	(2.2)

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$991,365	$576,714	71.9	$2,217,739	$1,250,179	77.4
Pipeline and net marketing services	13,180	8,061	63.5	36,250	22,516	61.0
(Loss) gain on derivatives not designated as hedges	(53,897)	46,326	(216.3)	8,695	187,068	(95.4)
Total operating revenues	950,648	631,101	50.6	2,262,684	1,459,763	55.0

Operating expenses:
Gathering	194,751	110,965	75.5	388,369	217,880	78.2
Transmission	187,158	116,209	61.1	365,174	234,805	55.5
Processing	46,160	46,819	(1.4)	91,183	89,579	1.8
LOE, excluding production taxes	27,457	25,917	5.9	61,589	51,111	20.5
Production taxes	20,406	18,359	11.1	44,908	38,837	15.6
Exploration	21,182	3,481	508.5	26,286	6,603	298.1
Selling, general and administrative (SG&A)	40,484	37,256	8.7	73,026	80,207	(9.0)
Depreciation and depletion	374,782	219,211	71.0	770,635	430,308	79.1
Impairment/loss on sale of long-lived assets	118,114	—	100.0	2,447,159	—	100.0
Total operating expenses	1,030,494	578,217	78.2	4,268,329	1,149,330	271.4
Operating (loss) income	$(79,846)	$52,884	(251.0)	$(2,005,645)	$310,433	(746.1)

(a)	Operational Data for EQT Production includes results of operations for production operations acquired in the Rice Merger, which occurred on November 13, 2017.

(b)	Includes Upper Devonian wells.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $41.3 million and $47.0 million for fill-ins and bolt-ons associated with legacy EQT acreage for the three months ended June 30, 2018 and 2017, respectively, and $78.1 million and $89.7 million for fill-ins and bolt-ons associated with legacy EQT acreage for the six months ended June 30, 2018 and 2017, respectively. The three and six months ended June 30, 2017 included $141.7 million and $811.2 million of cash capital expenditures, respectively, and $9.7 million of non-cash capital expenditures for the six months ended June 30, 2017, for the acquisitions discussed in Note P.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

EQT Production’s operating loss was $79.8 million for the three months ended June 30, 2018 compared to operating income of $52.9 million for the three months ended June 30, 2017. The decrease was primarily due to higher operating costs, including an impairment charge recorded in the second quarter of 2018 associated with the planned and completed divestitures of certain non-core production and related pipeline assets in the Huron and Permian Plays, a loss on derivatives not designated as hedges compared to a gain on derivatives not designated as hedges in the prior year and a lower average realized price, partly offset by increased sales volumes of produced natural gas. These variances include the impact of operating the assets acquired from Rice for the three months ended June 30, 2018, as the Rice Merger was completed in the fourth quarter of 2017.

Total operating revenues were $950.6 million for the three months ended June 30, 2018 compared to $631.1 million for the three months ended June 30, 2017. Sales of natural gas, oil and NGLs increased as a result of an 83% increase in production sales volumes in the current period which was primarily a result of the Rice Merger as well as increased production from the 2016 and 2017 drilling programs, partly offset by the normal production decline in the Company’s producing wells. The increase in production sales volumes was partly offset by a lower average realized price. EQT Production received $25.5 million and paid $11.2 million of net cash settlements for derivatives not designated as hedges during the three months ended June 30, 2018 and 2017, respectively, that are included in the average realized price but are not in GAAP operating revenues.

The $0.05 per Mcfe decrease in the average realized price for the three months ended June 30, 2018 was primarily due to a decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.37 per Mcf, partly offset by a $0.21 per Mcf improvement in the average natural gas differential and higher liquids prices. While Appalachian Basin basis was slightly unfavorable for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, the Company's access to higher priced markets outside of the Appalachian Basin increased due to its increased transportation portfolio following the Rice Merger. The resulting increased sales volumes at Gulf Coast and Midwest market prices favorably impacted basis period over period.

Pipeline and net marketing services primarily includes gathering revenues from gathering services provided to third parties and both the cost of, and recoveries on, third-party pipeline capacity not used to transport EQT Production’s produced volumes. The increase in these revenues primarily related to favorable price spreads on the Company’s Tennessee Gas Pipeline capacity.

EQT Production total operating revenues for the three months ended June 30, 2018 included a $53.9 million loss on derivatives not designated as hedges compared to a $46.3 million gain on derivatives not designated as hedges for the three months ended June 30, 2017. The losses for the three months ended June 30, 2018 primarily related to a decrease in the fair market value of EQT Production’s basis swaps due to an increase in basis prices, partly offset by an increase in the fair market value of EQT Production's NYMEX swaps and NYMEX options due to a decrease in NYMEX prices during the second quarter of 2018.

Gathering expense increased consistent with production sales volumes, partly offset by a lower gathering rate per unit on gathering capacity acquired in the Rice Merger. Transmission expense increased due to increased third party capacity incurred to move EQT Production’s natural gas out of the Appalachian Basin, primarily due to firm capacity acquired in connection with the Rice Merger as well as the Company's capacity on the Rover pipeline, which started in 2018. On a per unit basis, these costs and other operating costs are lower for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 reflecting the savings achieved through the Rice Merger.
Production taxes increased primarily as a result of increased development activity in Pennsylvania as well as the increased asset base and production volumes in Ohio following the Rice Merger. Exploration expense increased primarily due to an increase in the number of leases expiring during the second quarter of 2018.
Depreciation and depletion expense increased as a result of higher produced volumes in the second quarter of 2018, partly offset by a lower depreciation and depletion rate.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
EQT Production's operating loss was $2,005.6 million for the six months ended June 30, 2018 compared to operating income of $310.4 million for the six months ended June 30, 2017. The decrease was primarily due to impairment charges recorded in 2018 associated with the planned and completed divestitures of certain non-core production and related pipeline assets in the Huron and Permian Plays. Higher other operating expenses, lower gains on derivatives not designated as hedges and a lower average realized price more than offset increased sales volumes of produced natural gas. These variances include the impact of operating the assets acquired from Rice for the six months ended June 30, 2018, as the Rice Merger was completed in the fourth quarter of 2017.
Total operating revenues were $2,262.7 million for the six months ended June 30, 2018 compared to $1,459.8 million for the six months ended June 30, 2017. Sales of natural gas, oil and NGLs increased as a result of an 85% increase in production sales volumes in the current period which was primarily a result of the Rice Merger as well as increased production from the 2016 and 2017 drilling programs, partly offset by the normal production decline in the Company's producing wells. The increase in production sales volumes was partly offset by a lower average realized price. EQT Production paid $13.1 million and $20.2 million of net cash settlements for derivatives not designated as hedges during the six months ended June 30, 2018 and 2017, respectively, that are included in the average realized price but are not in the GAAP operating revenues.
The $0.11 per Mcfe decrease in the average realized price for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.33 per Mcf, partly offset by a $0.16 per Mcf improvement in the average natural gas differential and higher liquids prices. The increase in the average differential primarily related to higher basis, partly offset by lower cash settled basis swaps. The improvement in basis primarily related to higher prices during the first quarter of 2018 at sales points in the United States Northeast where colder weather led to increased demand as well as increased sales volumes at higher priced Gulf Coast and Midwest markets accessible through the Company's increased transportation portfolio following the Rice Merger.
The increase in pipeline and net marketing services primarily related to favorable price spreads on the Company's Tennessee Gas Pipeline capacity.
EQT Production total operating revenues for the six months ended June 30, 2018 and 2017 included an $8.7 million and $187.1 million gain on derivatives not designated as hedges, respectively. The gains for the six months ended June 30, 2018 primarily related to an increase in the fair market value of EQT Production's NYMEX swaps and NYMEX options due to a decrease in NYMEX prices, partially offset by a decrease in the fair market value of EQT Production's basis swaps due to an increase in basis prices during the first half of 2018.
Gathering expense increased consistent with production sales volumes, partly offset by a lower gathering rate per unit on gathering capacity acquired in the Rice Merger. Transmission expense increased due to increased third party capacity incurred to move EQT Production’s natural gas out of the Appalachian Basin, primarily due to firm capacity acquired in connection with the Rice Merger as well as the Company’s capacity on the Rover pipeline, which started in 2018. On a per unit basis, these costs and other operating costs were lower for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 reflecting the savings achieved through the Rice Merger.
The increase in LOE was a result of the growth in volumes as reflected in the lower per unit cost. On an absolute basis, LOE increased primarily due to increased salt water disposal costs in 2018 related to increased activity from the Rice Merger and higher personnel costs. Production taxes increased primarily as a result of increased development activity in Pennsylvania as well as the increased asset base and production volumes in Ohio following the Rice Merger. SG&A expense decreased primarily due to decreased legal reserves, partly offset by higher personnel costs including corporate overhead allocations. Exploration expense increased primarily due to an increase in the number of leases expiring during the second quarter of 2018.
Depreciation and depletion expense increased as a result of higher produced volumes in 2018.
See Note Q to the Condensed Consolidated Financial Statements for a discussion of the asset impairment.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM GATHERING

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 (a)	2017	%	2018 (a)	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$111,702	$101,858	9.7	$221,635	$196,129	13.0
Volumetric based fee revenues:
Usage fees under firm contracts (b)	9,956	6,479	53.7	22,064	11,300	95.3
Usage fees under interruptible contracts (c)	58,958	3,808	1,448.3	116,545	7,045	1,554.3
Total volumetric based fee revenues	68,914	10,287	569.9	138,609	18,345	655.6
Total operating revenues	180,616	112,145	61.1	360,244	214,474	68.0

Operating expenses:
Operating and maintenance	15,777	10,293	53.3	27,686	20,633	34.2
SG&A	17,175	8,872	93.6	28,682	18,297	56.8
Depreciation	15,646	9,555	63.7	30,590	18,415	66.1
Amortization of intangible assets	10,387	—	100.0	20,773	—	100.0
Total operating expenses	58,985	28,720	105.4	107,731	57,345	87.9

Operating income	$121,631	$83,425	45.8	$252,513	$157,129	60.7

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	2,007	1,780	12.8	1,986	1,754	13.2
Volumetric based services (d)	2,494	281	787.5	2,514	253	893.7
Total gathered volumes	4,501	2,061	118.4	4,500	2,007	124.2

Capital expenditures	$139,099	$53,708	159.0	$252,297	$102,546	146.0

(a)
Includes the pre-acquisition results of the Drop-Down Transaction, which was effective May 1, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(b)	Includes fees on volumes gathered in excess of firm contracted capacity.

(c)	Includes volumes from contracts under which EQM has agreed to hold capacity available but for which it does not receive a capacity reservation fee.

(d)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

EQM Gathering revenues increased by $68.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily driven by the Drop-Down Transaction and affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity, including that on the Range Resources Corporation (Range Resources) header pipeline project, and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fess under interruptible contracts increased as a result of the Drop-Down Transaction, which added revenues of $55.3 million for the three months ended June 30, 2018.

Operating expenses increased by $30.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Operating and maintenance expense increased as a result of the Drop-Down Transaction as well as an increase in repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative increased as a result of the Drop-Down Transaction and transaction costs associated with that acquisition and the Midstream Mergers. Depreciation expense increased primarily as a result of the Drop-Down Transaction and additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the Drop-Down Transaction.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

EQM Gathering revenues increased by $145.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily driven by the Drop-Down Transaction and affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity, including that on the Range Resources header pipeline project, and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the Drop-Down Transaction, which added revenues of $109.0 million for the six months ended June 30, 2018.

Operating expenses increased by $50.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Operating and maintenance expense increased as a result of the Drop-Down Transaction as well as an increase in repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative increased as a result of the Drop-Down Transaction and transaction costs associated with that acquisition and the Midstream Mergers. Depreciation expense increased primarily as a result of the Drop-Down Transaction and additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the Drop-Down Transaction.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	%	2018	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,222	$79,512	3.4	$179,997	$171,786	4.8
Volumetric based fee revenues:
Usage fees under firm contracts (a)	4,828	3,503	37.8	8,650	6,360	36.0
Usage fees under interruptible contracts	2,095	1,655	26.6	7,432	4,267	74.2
Total volumetric based fee revenues	6,923	5,158	34.2	16,082	10,627	51.3
Total operating revenues	89,145	84,670	5.3	196,079	182,413	7.5

Operating expenses:
Operating and maintenance	8,810	8,022	9.8	16,361	14,499	12.8
SG&A	7,263	6,940	4.7	14,754	14,915	(1.1)
Depreciation	12,430	11,845	4.9	24,871	23,532	5.7
Total operating expenses	28,503	26,807	6.3	55,986	52,946	5.7

Operating income	$60,642	$57,863	4.8	$140,093	$129,467	8.2

Equity income	$10,938	$5,111	114.0	$19,749	$9,388	110.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,826	2,218	27.4	2,821	2,171	29.9
Volumetric based services (b)	41	21	95.2	41	24	70.8
Total transmission pipeline throughput	2,867	2,239	28.0	2,862	2,195	30.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,607	3,341	8.0	3,873	3,542	9.3

Capital expenditures	$27,962	$29,978	(6.7)	$46,891	$51,367	(8.7)

(a)	Includes fees on volumes transported in excess of firm contracted capacity as well as commodity charges and fees on all volumes transported under firm contracts.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

EQM Transmission and storage revenues increased by $4.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with affiliates and third parties in the current period. Usage fees under firm contracts increased primarily due to increased commodity charges on higher firm contracted volumes. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $1.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 consistent with the growth of the business.

The increase in equity income of $5.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to the increase in the MVP Joint Venture's AFUDC on the MVP.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

EQM Transmission and storage revenues increased by $13.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period, and third parties contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to increased commodity charges. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $3.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 consistent with the growth of the business.

Equity income increased $10.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the increase in the MVP Joint Venture's AFUDC on the MVP.

RMP GATHERING

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 (a)	2017	%	2018 (a)	2017	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues:
Gathering revenues	$52,966	$—	100.0	$105,696	$—	100.0
Compression revenues	9,315	—	100.0	18,086	—	100.0
Total operating revenues	62,281	—	100.0	123,782	—	100.0

Operating expenses:
Operation and maintenance expense	7,092	—	100.0	10,281	—	100.0
General and administrative expense	7,339	—	100.0	13,432	—	100.0
Depreciation expense	8,236	—	100.0	16,360	—	100.0
Total operating expenses	22,667	—	100.0	40,073	—	100.0

Operating income	$39,614	$—	100.0	$83,709	$—	100.0

OPERATIONAL DATA
Gathered volumes (BBtu/d)	1,708	—	100.0	1,703	—	100.0
Compression volumes (BBtu/d)	1,313	—	100.0	1,281	—	100.0

Capital expenditures (in thousands)	$47,358	$—	100.0	$68,298	$—	100.0

(a)	This table sets forth selected financial and operational data for RMP Gathering. The Company acquired RMP Gathering on November 13, 2017 as part of the Rice Merger.

Substantially all of RMP Gathering's revenues are from contracts with EQT Production to gather gas in Washington and Greene Counties, Pennsylvania. RMP Gathering provides all services under long-term contracts that are supported in most cases by acreage dedications. RMP Gathering charges separate rates for gathering and compression services based on the actual volumes gathered and compressed. During the three and six months ended June 30, 2018, operating expenses are composed of customary expenses for a gathering business.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMP WATER

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 (a)	2017	%	2018 (a)	2017	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Water services revenues	42,655	—	100.0	65,618	—	100.0

Operating expenses:
Operation and maintenance expense	11,591	—	100.0	16,302	—	100.0
General and administrative expense	1,285	—	100.0	2,396	—	100.0
Depreciation expense	5,798	—	100.0	11,569	—	100.0
Total operating expenses	18,674	—	100.0	30,267	—	100.0

Operating income	$23,981	$—	100.0	$35,351	$—	100.0

OPERATIONAL DATA
Water services volumes (in MMgal)	701	—	100.0	1,135	—	100.0

Capital expenditures (in thousands)	$7,002	$—	100.0	$9,377	$—	100.0

(a)	This table sets forth selected financial and operational data for RMP Water. The Company acquired RMP Water on November 13, 2017 as part of the Rice Merger.

RMP Water provides fresh water for well completions operations in the Marcellus and Utica Shales and collects flowback and produced water for recycling or disposal. Substantially all of RMP Water's services are provided to EQT Production. RMP Water offers its services on a volumetric basis, supported by an acreage dedication from EQT Production for certain drilling areas. RMP Water charges customers a fee per gallon of water; this fee is tiered and thus is lower on a per gallon basis once the customer meets certain volumetric thresholds. During the three and six months ended June 30, 2018, operating expenses are composed of customary expenses for a water business.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income Statement Items

Other Income

For the three months ended June 30, 2018 and 2017, the Company recorded equity in earnings of nonconsolidated investments of $10.9 million and $5.1 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. For the six months ended June 30, 2018 and 2017, the Company recorded equity in earnings of nonconsolidated investments of $19.7 million and $9.4 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. EQT includes the equity investment in MVP in the EQM Transmission segment.

For the six months ended June 30, 2017, other income was partly offset by losses on the sale of trading securities. As of March 31, 2017, the Company closed its positions on all trading securities.

Other income also includes AFUDC - equity which varies based on EQM's level of spending on regulated projects.

Interest Expense

Interest expense increased by $32.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, which was primarily driven by $24.1 million of interest incurred on EQT's Senior Notes issued in October 2017 and $19.2 million of interest incurred on credit facility borrowings partly offset by a $10.7 million decrease due to the early extinguishment of certain EQT Senior Notes.

Interest expense increased by $60.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, which was primarily driven by $48.1 million of interest incurred on EQT's Senior Notes issued in October 2017 and $35.6 million of interest incurred on credit facility borrowings partly offset by a $21.4 million decrease due to the early extinguishment of certain EQT Senior Notes.

Income Tax Expense

See discussion of income tax expense in Note L. to the Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests for the three months and six months ended June 30, 2018 was the result of higher net income at EQM and noncontrolling interests in RMP and Strike Force Midstream as a result of the Rice Merger on November 13, 2017. As described in Note B to the Condensed Consolidated Financial Statements, Strike Force Midstream is now a wholly owned subsidiary of EQM following the Gulfport Transaction.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

On February 21, 2018, the Company announced a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (SpinCo) that will focus on midstream operations. Following the Separation, SpinCo will own the midstream interests held by the Company, including the interests in EQGP and EQM. The Separation is intended to qualify as tax-free to the Company’s shareholders for U.S. federal income tax purposes. Under the Separation plan, the Company’s shareholders will retain their shares of the Company’s stock and receive a pro-rata distribution of 80.1% of the outstanding shares of SpinCo common stock (the Distribution). The Company will retain 19.9% of SpinCo’s common stock immediately following the Distribution. The Company plans to dispose of all of its retained SpinCo common stock, which may include dispositions through one or more subsequent exchanges for debt or a sale of its shares for cash. The Company expects to dispose its retained SpinCo common stock in order to reduce the Company’s post-Separation debt and fund the stock buyback program.

In preparation for the Separation, the Company is evaluating the long-term strategy for EQT Production's pace of development in order to achieve the optimal balance between free cash flow generation and volume growth. This could result in an adjustment to the Company's drilling and capital expenditures plan in light of the Company's focus on upstream activities after the Separation.

The Company is also evaluating whether to propose elimination of EQGP's incentive distribution rights structure following the Separation. However, the Company currently anticipates that the ultimate decision of whether to propose elimination of EQGP's incentive distribution rights structure will be made by the SpinCo board of directors following the Separation.

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

EQT Production expects to spend approximately $2.2 billion for well development (primarily drilling and completion) in 2018. Estimated sales volumes are expected to be 1,490 - 1,510 Bcfe for 2018, which reaffirms previous after adjusting for volumes associated with the Huron Divestiture. The 2018 capital investment plan for EQT Production is expected to be funded by cash generated from operations and cash on hand.

To support continued growth in production, the Company plans to invest approximately $2.0 billion on midstream infrastructure through EQM in 2018, including capital contributions to the MVP Joint Venture of $1.1 billion. This also includes expansion and ongoing maintenance capital expenditures of RMP as a result of the completion of the Midstream Mergers on July 23, 2018. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM may fund future capital expenditures primarily through cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM common units. EQM is not forecasting any public equity issuance at least through 2020.

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

See "Impairment of Oil and Gas Properties and Goodwill" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property and goodwill. As a result of its second quarter 2018 evaluations, the Company recognized an impairment charge of $0.1 billion associated with the planned and completed divestitures of certain non-core production and related pipeline assets in the Huron and Permian Plays. The Company did not identify an impairment indicator related to goodwill during the second quarter of 2018. As discussed in Note Q to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as a result of the Huron Divestiture, the Company expects to record an additional impairment/loss on sale of long-lived assets of up to $275 million during the third quarter of 2018 associated with certain capacity contracts which the Company will no longer have existing production to satisfy and does not plan to utilize in the future.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash flows provided by operating activities totaled $1,541.1 million for the six months ended June 30, 2018 compared to $809.0 million for the six months ended June 30, 2017.  The $732.1 million increase in cash flows provided by operating activities was primarily the result of higher operating revenues offset by increased cash operating expenses.

Investing Activities

Net cash flows used in investing activities totaled $1,762.2 million for the six months ended June 30, 2018 compared to $1,267.8 million for the six months ended June 30, 2017. The $494.4 million increase was primarily due to the Company's capital expenditures and higher contributions to the MVP Joint Venture during the six months ended June 30, 2018. These increases were partly offset by proceeds from the sale of Permian Basin assets and a deposit received for the Huron Divestiture during the six months ended June 30, 2018 and capital expenditures for acquisitions during the six months ended June 30, 2017. The Company spud 90 gross wells in the first half of 2018, including 59 horizontal Marcellus wells, five horizontal Upper Devonian wells and 26 horizontal Utica wells. The Company spud 114 gross wells in the first half of 2017, including 71 horizontal Marcellus wells, 42 horizontal Upper Devonian wells and one horizontal Utica well. The Company completed approximately 1,184,000 feet of pay in the first half of 2018, approximately four times the 298,000 feet of pay completed during the same period of 2017. Gathering capital expenditures increased primarily in support of gathering projects supporting EQT's production development in the Marcellus Shale.

Capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows for the six months ended June 30, 2018 and 2017 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $6.6 million and $58.4 million for the six months ended June 30, 2018 and 2017, respectively. There were no non-cash capital expenditures excluded for acquisitions as reported on the Statements of Condensed Consolidated Cash Flows for the six months ended June 30, 2018. The Company excluded non-cash capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows of $9.7 million related to the Company's acquisitions for the six months ended June 30, 2017.

Financing Activities

Net cash flows provided by financing activities totaled $771.8 million for the six months ended June 30, 2018 compared to net cash flows used in financing activities of $147.3 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, the primary source of financing cash flows was net proceeds from the EQM 2018 Senior Notes (as defined in Note B to the Condensed Consolidated Financial Statements) offering net of offering costs, while the primary use of financing cash flows was a net decrease in EQT, EQM and RMP credit facility borrowings, distributions to noncontrolling interests, EQM's acquisition of the 25% ownership interest in Strike Force Midstream, repurchase and retirement of common stock, cash paid for taxes on share-based incentive awards and dividends paid. For the six months ended June 30, 2017, the primary financing uses of cash were distributions to noncontrolling interests, cash paid for taxes on share-based incentive awards and dividends paid. There was no cash provided by financing activities during the six months ended June 30, 2017.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions and other factors. In addition, following completion of the Distribution, the Company plans to dispose of its 19.9% retained shares of SpinCo’s common stock, which may include dispositions through one or more exchanges for debt or a sale of the retained shares for cash. The Company expects to use the proceeds from the sale of its retained SpinCo common stock to reduce the Company’s post-Separation debt and fund the stock buyback program.

Refer to Note R for discussion of the share repurchase authorization.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at June 30, 2018. Changes in credit ratings may affect the interest rates on the Company’s short-term and floating rate long-term debt and the fees it pays under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody's	Baa3	Stable
S&P	BBB	Negative
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at June 30, 2018. Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable

EQGP and RMP have no long-term debt and are not currently rated by Moody’s, S&P or Fitch.

The Company’s and EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company and EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the ratings, particularly below investment grade, the Company’s or EQM’s access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances, including collateral, and the potential pool of investors and funding sources may decrease. See Note J to the Condensed Consolidated Financial Statements for further discussion on what is deemed investment grade and a discussion of other factors affecting margin deposit requirements.

The Company’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of June 30, 2018, the Company was in compliance with all debt provisions and covenants.

EQM’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance. The most significant covenants and events of default under the debt agreements relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under EQM’s $1 billion credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of June 30, 2018, EQM was in compliance with all debt provisions and covenants.

EQM has a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility) that matures on October 24, 2018 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on any outstanding borrowings at an interest rate equal to the rate

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

then applicable to similar loans under EQM's $1 billion credit facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under EQM's $1 billion credit facility and (ii) 10 basis points. EQM had no borrowings and no letters of credit outstanding under its credit facility as of June 30, 2018. EQM had $180 million in borrowings and no letters of credit outstanding under its credit facility as of December 31, 2017. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and six months ended June 30, 2018 was $338 million and $420 million, respectively, and the average daily balance of borrowings outstanding was approximately $122 million and $211 million, respectively. EQM incurred interest at a weighted average annual interest rate of approximately 3.4% and 3.2% for the three and six months ended June 30, 2018. EQM had no borrowings or letters of credit outstanding under its credit facility any time during the three and six months ended June 30, 2017.

EQT expects to terminate the 364-Day Facility at or prior to the Separation. Further, during the third quarter of 2018, EQT expects EQM to increase its $1 billion credit facility to up to $2 billion.

On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's $1 billion credit facility and for other general partnership purposes. During the second quarter of 2018, the balance outstanding under the EQM Term Loan Facility was repaid, and the EQM Term Loan Facility was terminated on June 25, 2018 in connection with EQM's issuance of the EQM 2018 Senior Notes (as defined in Note B to the condensed consolidated financial statements). From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.

A portion of the net proceeds from the issuance of the EQM 2018 Notes during the second quarter of 2018 was used to repay the outstanding balance under the RMP Credit Agreement as further described in Note B to the Condensed Consolidated Financial Statements.

EQM ATM Program

During 2015, EQM entered into an equity distribution agreement that established an “At the Market” (ATM) common unit offering program, pursuant to which a group of managers acting as EQM’s sales agents may sell EQM common units having an aggregate offering price of up to $750 million. EQM had approximately $443 million in remaining capacity under the program as of July 26, 2018.

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

As of July 23, 2018, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2018 through 2020 were:

NYMEX Swaps	2018 (a)(b)(c)	2019 (b)(c)	2020 (b)
Total Volume (Bcf)	368	471	365
Average Price per Mcf (NYMEX) (d)	$3.08	$2.99	$2.99
Collars
Total Volume (Bcf)	62	73	—
Average Floor Price per Mcf (NYMEX) (d)	$3.28	$3.12	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.79	$3.60	$—
Puts (Long)
Total Volume (Bcf)	4	3	—
Average Floor Price per Mcf (NYMEX)	$2.97	$3.15	$—

(a)     July through December 31.
(b)     The Company also sold calendar year 2018, 2019 and 2020 calls for approximately 53 Bcf, 102 Bcf and 127 Bcf, respectively, at strike prices of $3.46 per Mcf, $3.53 per Mcf and $3.46 per Mcf, respectively. The Company also purchased calendar year 2018, 2019 and 2020 calls for approximately 29 Bcf, 48 Bcf, and 35 Bcf at strike prices of $3.30 per Mcf, $3.37 per Mcf, and $3.36 per Mcf, respectively.

(c)	The Company sold calendar year 2018 and 2019 puts for approximately 6 and 3 Bcf at strike prices of $2.92 and $3.15 per Mcf, respectively.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that can be physically or financially settled. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data". The Company has fixed price natural gas sales agreements for the remainder of 2018 and 2019 of 62 Bcf and 37 Bcf, respectively, at average NYMEX prices of $2.94 per Mcf and $3.04, respectively. For 2018, the Company has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. For the remainder of 2018, 2019 and 2020, the Company also has a natural gas sales agreement for approximately 4 Bcf, 7 Bcf and 6 Bcf, respectively, that includes a NYMEX floor price of $2.16 per Mcf and a NYMEX ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGLs exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia

On January 16, 2013, several royalty owners who have entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action in the Circuit Court of Doddridge County, West Virginia. The suit alleges that EQT Production Company and a number of related companies, including the Company, EQT Energy, LLC, EQT Gathering Holdings,

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LLC, EQT Investments Holdings, LLC and EQM, have failed to pay royalties on the fair value of the gas produced from the leases and have taken improper post-production deductions from the royalties paid. The suit seeks compensatory damages, punitive damages, and other relief. EQT denies that it underpaid royalties or that it took improper deductions and is vigorously defending the case.

On May 31, 2013, the EQT defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The EQT defendants sought immediate appeal of the class certification. On November 30, 2017, the court of appeals declined the request for an immediate review. Trial is scheduled for November 28, 2018. In the event of an adverse judgment, the EQT defendants intend to appeal the class certification, alter ego ruling, and any assessment of liability.

Off-Balance Sheet Arrangements

See Note G to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the MVP Joint Venture guarantee.

Dividend

On July 11, 2018, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable September 1, 2018, to the Company’s shareholders of record at the close of business on August 10, 2018.

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

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2018 and December 31, 2017 levels would have increased the fair value of these natural gas derivative instruments by approximately $445.1 million and $386.2 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the June 30, 2018 and December 31, 2017 levels would have decreased the fair value of these natural gas derivative instruments by approximately $448.0 million and $384.9 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note K to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2018 and December 31, 2017. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company’s Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company, EQGP and EQM earn on cash, cash equivalents and short-term investments and the interest rates the Company and EQM pay on borrowings under their respective revolving credit facilities and the Company's floating rate notes. All of the Company’s and EQM’s Senior Notes, other than the floating rate notes, are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s and EQM’s fixed rate debt. See Note M to the Condensed Consolidated Financial Statements for further discussion of the Company’s and EQM’s credit facility borrowings, as applicable, and Note K to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 65%, or $270.3 million, of the Company’s OTC derivative contracts outstanding at June 30, 2018 had a positive fair value. Approximately 63%, or $242.0 million, of the Company’s OTC derivative contracts outstanding at December 31, 2017 had a positive fair value.

As of June 30, 2018, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

No one lender of the large group of financial institutions in the syndicates for the EQT and EQM credit facilities holds more than 15% of the respective facility.  The large syndicate groups and relatively low percentage of participation by each lender are expected to limit the Company’s and EQM's exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

As noted under Item 9A, “Controls and Procedures,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Rice Merger on November 13, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Rice’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

Allegheny Valley Connector, Cambria County, Pennsylvania

Between September 2015 and February 2016, EQM, as the operator of the Allegheny Valley Connector (AVC) facilities which at that time were owned by the Company, received eight notices of violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP). The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania. The Company and EQM immediately addressed the releases and fully cooperated with the PADEP. In October 2016, EQM acquired the AVC facilities from the Company, including any future obligations related to these releases. EQM and the PADEP are currently negotiating the terms of a consent order and agreement and related civil penalty related to the NOVs. While EQM expects the PADEP’s claims to result in penalties that exceed $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company or EQM, or EQM’s ability to make distributions to its unitholders, including EQGP and the Company.

Other

Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia

On January 16, 2013, several royalty owners who have entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action in the Circuit Court of Doddridge County, West Virginia. The suit alleges that EQT Production Company and a number of related companies, including the Company, EQT Energy, LLC, EQT Gathering Holdings, LLC, EQT Investments Holdings, LLC and EQM, have failed to pay royalties on the fair value of the gas produced from the leases and have taken improper post-production deductions from the royalties paid. The suit seeks compensatory damages, punitive damages, and other relief. EQT denies that it underpaid royalties or that it took improper deductions and is vigorously defending the case.

On May 31, 2013, the EQT defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The EQT defendants sought immediate appeal of the class certification. On November 30, 2017, the court of appeals declined the request for an immediate review. Trial is scheduled for November 28, 2018. In the event of an adverse judgment, the EQT defendants intend to appeal the class certification, alter ego ruling, and any assessment of liability.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than the risks described below related to the Midstream Mergers, the Drop-Down Transaction and the Separation and Distribution.

Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 21, 2018, we announced plans to separate into two independent publicly-traded companies. The Separation is subject to approval by our Board of Directors of the final terms of the Separation and Distribution and market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of our upstream and midstream businesses, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the proposed Separation, or cause the proposed Separation to occur on terms or conditions that are different or less favorable than expected.

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

The Separation and Distribution could result in substantial tax liability.

The Separation will be effected by a pro rata distribution to our shareholders of 80.1% of the outstanding stock of a newly-formed corporation that conducts our midstream business and certain related transactions. We intend to obtain (i) a private letter ruling from the U.S. Internal Revenue Service (the IRS) and/or (ii) one or more opinions of outside counsel regarding the qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code (the Code) and certain other U.S. federal income tax matters relating to the distribution and certain related transactions. The IRS private letter ruling and/or the opinion of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of us and SpinCo, including those relating to the past and future conduct of us and SpinCo. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or SpinCo breach any representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion of counsel, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and/or the opinion of counsel, the IRS could determine that the Distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinion of counsel was based are false or have been violated. In addition, any opinion of counsel will represent the judgment of such counsel and is not binding on the IRS or any court and the IRS or a court may disagree with the conclusions in such opinion of counsel. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or any opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution and/or certain related transactions do not qualify for the intended tax treatment or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, SpinCo and our shareholders could be subject to material U.S. federal income tax liability.

Even if the Distribution otherwise qualifies as generally tax-free under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to us (but not to our shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in our stock or in the stock of SpinCo (excluding, for this purpose, the acquisition of stock of SpinCo by holders of our stock in the Distribution) as part of a plan or series of related transactions that includes the Distribution. Any acquisition of our stock or stock of SpinCo (or any predecessor or successor corporation) within two years before or after the Distribution generally would be presumed to be part of a plan that includes the Distribution, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling or any opinion of counsel described above, we or SpinCo may cause or permit a change in ownership of our stock or stock of SpinCo sufficient to result in a material tax liability to us.

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

Failure to successfully combine the businesses of EQM and RMP in the expected time frame may adversely affect the future results of the combined organization and our ability to achieve the intended benefits of the Midstream Mergers and the Drop-Down Transaction.

The success of the Midstream Mergers will depend, in part, on the ability of EQM to realize the anticipated benefits and synergies from combining the business of EQM and RMP. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the Midstream Mergers may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Midstream Mergers. There can be no assurance that the Midstream Mergers or the Drop-Down Transaction will deliver the strategic, financial and operational benefits anticipated by the parties to the transactions. Our and EQM's business may be negatively impacted if EQM is unable to effectively manage its expanded operations.

The proposed Separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Uncertainty related to the proposed Separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects. Further, the effect of such disruptions could be exacerbated by any delays in the completion of the Separation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2018:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b) (c)
April 2018 (April 1 – April 30)	3,109	$51.14	—	700,000
May 2018 (May 1 – May 31)	961	51.87	—	700,000
June 2018 (June 1 – June 30)	344	54.58	700,000	—
Total	4,414	$51.57	700,000	—

(a)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(b)
On April 30, 2014, the Company’s Board of Directors approved a share repurchase authorization of up to 1,000,000 shares of the Company’s outstanding common stock. Pursuant to the share repurchase authorization, the Company may repurchase shares from time to time in open market or in privately negotiated transactions. The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of June 30, 2018, the Company had repurchased all remaining shares permitted to be purchased under this authorization.

(c)
On July 11, 2018, the Company’s Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock for an aggregate purchase price of not more than $500 million. Pursuant to the share repurchase authorization, the Company may repurchase shares from time to time in open market or in privately negotiated transactions. The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. The Company has not repurchased any shares under this authorization since its inception.

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

Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-3551) filed on April 26, 2018.

4.01	Third Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.2 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on June 25, 2018.

4.02	Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.4 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on June 25, 2018.

4.03	Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.6 to EQT Midstream Partners, LP’s Form 8-K (#001-35574) filed on June 25, 2018.

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer
 Date:  July 26, 2018