Form 10-Q
period 2018-09-30
EQT Corp
filed 2018-10-25
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

As of September 30, 2018, 254,426 (in thousands) shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands, except per share amounts)
Revenues:
Sales of natural gas, oil and NGLs	$1,046,989	$552,953	$3,264,728	$1,803,132
Pipeline, water and net marketing services	114,956	70,835	376,776	216,499
(Loss) gain on derivatives not designated as hedges	(3,075)	35,625	5,620	222,693
Total operating revenues	1,158,870	659,413	3,647,124	2,242,324

Operating expenses:
Transportation and processing	186,407	136,219	576,597	404,743
Operation and maintenance	29,892	19,589	82,218	54,721
Production	42,751	39,513	149,471	129,461
Exploration	15,772	2,436	42,058	9,039
Selling, general and administrative	65,400	66,263	195,828	190,891
Depreciation and depletion	435,311	246,560	1,290,876	719,295
Impairment/loss on sale of long-lived assets	259,279	—	2,706,438	—
Transaction costs	31,506	10,806	93,176	15,044
Amortization of intangible assets	20,728	—	62,185	—
Total operating expenses	1,087,046	521,386	5,198,847	1,523,194

Operating income (loss)	71,824	138,027	(1,551,723)	719,130

Other income	21,755	6,526	43,092	15,880
Interest expense	93,042	50,377	240,059	137,110
Income (loss) before income taxes	537	94,176	(1,748,690)	597,900
Income tax (benefit) expense	(62,911)	(11,281)	(503,505)	119,093
Net income (loss)	63,448	105,457	(1,245,185)	478,807
Less: Net income attributable to noncontrolling interests	103,141	82,117	362,696	250,349
Net (loss) income attributable to EQT Corporation	$(39,693)	$23,340	$(1,607,881)	$228,458

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	259,560	173,476	262,816	173,368
Net (loss) income	$(0.15)	$0.13	$(6.12)	$1.32
Diluted:
Weighted average common stock outstanding	259,560	173,675	262,816	173,572
Net (loss) income	$(0.15)	$0.13	$(6.12)	$1.32
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Consolidated Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Net income (loss)	$63,448	$105,457	$(1,245,185)	$478,807

Other comprehensive income (loss), net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(150), $(955), $(413), and $(2,640)	(430)	(1,451)	(1,183)	(4,011)
Interest rate, net of tax expense of $10, $26, $54, and $78	52	36	132	108
Other post-retirement benefits liability adjustment, net of tax expense of $29, $49, $89, and $148	86	77	258	230
Other comprehensive loss	(292)	(1,338)	(793)	(3,673)
Comprehensive income (loss)	63,156	104,119	(1,245,978)	475,134
Less: Comprehensive income attributable to noncontrolling interests	103,141	82,117	362,696	250,349
Comprehensive (loss) income attributable to EQT Corporation	$(39,985)	$22,002	$(1,608,674)	$224,785

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(1,245,185)	$478,807
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(502,853)	121,704
Depreciation and depletion	1,290,876	719,295
Amortization of intangibles	62,185	—
Amortization of financing costs	9,591	—
Asset and lease impairments	2,742,022	5,053
Provision for (recoveries of) losses on accounts receivable	9	(1,230)
Other income	(43,092)	(15,880)
Stock-based compensation expense	23,137	27,894
Gain on derivatives not designated as hedges	(5,620)	(222,693)
Cash settlements paid on derivatives not designated as hedges	(27,401)	(6,837)
Changes in other assets and liabilities:
Accounts receivable	(7,713)	64,057
Accounts payable	205,360	(15,446)
Other items, net	(55,926)	56,648
Net cash provided by operating activities	2,445,390	1,211,372

Cash flows from investing activities:
Capital expenditures	(2,854,670)	(1,152,865)
Capital expenditures for acquisitions	—	(818,957)
Proceeds from Huron Divestiture (see Note Q)	523,595	—
Sales of investments in trading securities	—	283,758
Capital contributions to Mountain Valley Pipeline, LLC	(446,049)	(103,448)
Proceeds from sale of Permian Basin assets	57,664	—
Net cash used in investing activities	(2,719,460)	(1,791,512)

Cash flows from financing activities:
Proceeds from issuance of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) Senior Notes	2,500,000	—
Increase in borrowings on credit facilities	6,219,500	334,000
Repayment of borrowings on credit facilities	(7,508,500)	(229,000)
Dividends paid	(23,736)	(15,620)
Distributions to noncontrolling interests	(279,539)	(172,498)
Repayments and retirements of Senior Notes	(7,999)	—
Proceeds from awards under employee compensation plans	1,946	—
Cash paid for taxes related to net settlement of share-based incentive awards	(21,910)	(18,030)
Debt discount and issuance costs and revolving credit facility origination fees	(34,249)	(13,679)
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—
Repurchase and retirement of common stock	(538,876)	—
Repurchase of common stock	(27)	(15)
Net cash provided by (used in) financing activities	131,610	(114,842)
Net change in cash, cash equivalents and restricted cash	(142,460)	(694,982)
Cash, cash equivalents and restricted cash at beginning of period	147,315	1,178,540
Cash and cash equivalents at end of period	$4,855	$483,558

Cash paid during the period for:
Interest, net of amount capitalized	$163,688	$113,618
Income taxes, net	$193	$9,702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(Thousands)
Assets

Current assets:
Cash and cash equivalents	$4,855	$147,315
Accounts receivable (less accumulated provision for doubtful accounts: $8,235 at September 30, 2018 and $8,226 at December 31, 2017)	882,386	725,236
Derivative instruments, at fair value	315,564	241,952
Prepaid expenses and other	31,853	48,552
Total current assets	1,234,658	1,163,055

Property, plant and equipment	28,022,769	30,990,309
Less: accumulated depreciation and depletion	4,892,875	6,105,294
Net property, plant and equipment	23,129,894	24,885,015

Intangible assets, net	674,175	736,360
Goodwill	1,998,726	1,998,726
Investment in nonconsolidated entity	1,300,430	460,546
Other assets	323,446	278,902
Total assets	$28,661,329	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(Thousands)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of Senior Notes	$699,527	$7,999
Accounts payable	978,757	654,624
Derivative instruments, at fair value	183,677	139,089
Other current liabilities	784,115	430,525
Total current liabilities	2,646,076	1,232,237

Credit facility borrowings	472,000	1,761,000
Senior Notes	7,336,570	5,562,555
Deferred income taxes	1,212,867	1,768,900
Other liabilities and credits	776,424	783,299
Total liabilities	12,443,937	11,107,991

Equity:
Shareholders’ equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 257,225 at September 30, 2018 and 267,871 at December 31, 2017	8,684,169	9,388,903
Treasury stock, shares at cost: 2,799 at September 30, 2018 (including 299 held in rabbi trust) and 3,551 at December 31, 2017 (including 253 held in rabbi trust)	(50,014)	(63,602)
Retained earnings	2,369,271	3,996,775
Accumulated other comprehensive loss	(3,251)	(2,458)
Total common shareholders’ equity	11,000,175	13,319,618
Noncontrolling interests in consolidated subsidiaries	5,217,217	5,094,995
Total equity	16,217,392	18,414,613
Total liabilities and equity	$28,661,329	$29,522,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES

Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares Outstanding	No Par Value	Retained Earnings			Total Equity
	(Thousands)
Balance, January 1, 2017	172,827	$3,349,166	$2,509,073	$2,042	$3,258,966	$9,119,247
Comprehensive income (net of tax):
Net income			228,458		250,349	478,807
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(2,640)				(4,011)		(4,011)
Interest rate, net of tax expense of $78				108		108
Other post-retirement benefits liability adjustment, net of tax expense of $148				230		230
Dividends ($0.09 per share)			(15,620)			(15,620)
Stock-based compensation plans, net	516	18,224			190	18,414
Distributions to noncontrolling interests ($2.675 and $0.578 per common unit from EQM Midstream Partners, LP and EQGP Holdings, LP (formerly known as EQT GP Holdings, LP), respectively)					(172,498)	(172,498)
Balance, September 30, 2017	173,343	$3,367,390	$2,721,911	$(1,631)	$3,337,007	$9,424,677

Balance, January 1, 2018	264,320	$9,325,301	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income			(1,607,881)		362,696	(1,245,185)
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(413)				(1,183)		(1,183)
Interest rate, net of tax expense of $54				132		132
Other post-retirement benefit liability adjustment, net of tax expense of $89				258		258
Dividends ($0.09 per share)			(23,736)			(23,736)
Stock-based compensation plans, net	752	4,472			953	5,425
Distributions to noncontrolling interests ($3.18, $0.808 and $0.5966 per common unit from EQM Midstream Partners, LP, EQGP Holdings, LP, and RM Partners LP (formerly known as Rice Midstream Partners LP), respectively)					(279,539)	(279,539)
Change in accounting principle (a)			4,113			4,113
Repurchase and retirement of common stock	(10,646)	(538,876)				(538,876)
Purchase of Strike Force Midstream LLC noncontrolling interests		1,818			(176,818)	(175,000)
Change in ownership of consolidated subsidiaries		(158,560)			214,930	56,370
Balance, September 30, 2018	254,426	$8,634,155	$2,369,271	$(3,251)	$5,217,217	$16,217,392

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(a) Related to adoption of ASU No. 2016-01. See Notes K and S for additional information.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

A.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2018 and December 31, 2017, the results of its operations for the three and nine month periods ended September 30, 2018 and 2017 and its cash flows and equity for the nine month periods ended September 30, 2018 and 2017. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

During the third quarter of 2018, the Company repurchased 9,946,382 shares at an average price of $50.29 pursuant to the Company's previously announced $500 million share repurchase program. This exhausted the Company's share repurchase authorization under such program.

On November 13, 2017, the Company completed its previously announced acquisition of Rice Energy Inc. (Rice) pursuant to the Agreement and Plan of Merger, dated June 19, 2017 (as amended, the Rice Merger Agreement), by and among the Company, Rice and a wholly owned indirect subsidiary of the Company (RE Merger Sub). Pursuant to the terms of the Rice Merger Agreement, on November 13, 2017, RE Merger Sub merged with and into Rice (the Rice Merger) with Rice continuing as the surviving corporation and a wholly owned indirect subsidiary of the Company. Immediately thereafter, Rice merged with and into another wholly owned indirect subsidiary of the Company. As a result of the Rice Merger, the Company also acquired Rice's interests in RM Partners LP (formerly known as Rice Midstream Partners LP) (RMP). See Note E. The purchase price allocation for the Rice Merger remains preliminary as of September 30, 2018.

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

(in thousands, except per share data) (unaudited)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro forma operating revenues	$1,042,363	$3,491,790
Pro forma net income	$120,301	$602,684
Pro forma net income attributable to noncontrolling interests	$(118,353)	$(338,546)
Pro forma net income attributable to EQT	$1,948	$264,138
Pro forma income per share (basic)	$0.01	$1.00
Pro forma income per share (diluted)	$—	$0.99

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

B.                        Midstream Streamlining Transactions and Financing

In February 2018, the Company's Board of Directors unanimously approved a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation, Equitrans Midstream Corporation (Equitrans Midstream), which will focus on midstream operations (the Separation). Equitrans Midstream will own the midstream interests held by EQT. The Separation is intended to qualify as tax-free to EQT shareholders for U.S. federal income tax purposes. Under the Separation plan, EQT shareholders will retain their shares of the Company's stock and receive a pro-rata distribution of 80.1% of the outstanding shares of Equitrans Midstream common stock. In connection with announcing the planned Separation, the Company also announced its plans to pursue (i) a sale of Rice retained midstream assets acquired by EQT in connection with the Rice Merger to EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (EQM) (NYSE: EQM), (ii) a merger of EQM and RMP, and (iii) a sale of RMP’s incentive distribution rights (RMP IDRs) to EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP) (NYSE: EQGP)((i), (ii) and (iii) collectively, the Midstream Streamlining Transactions).

On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream), a wholly owned subsidiary of the Company, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a contribution and sale agreement pursuant to which EQM Gathering agreed to acquire all the outstanding limited liability company interests in each of (i) EQM West Virginia Midstream Holdings LLC (formerly known as Rice West Virginia Midstream LLC) (Rice West Virginia), (ii) EQM Olympus Midstream LLC (formerly known as Rice Olympus Midstream LLC) (Rice Olympus) and (iii) Strike Force Midstream Holdings LLC (Strike Force Holdings), which owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream), in exchange for an aggregate of 5,889,282 EQM common units and cash consideration of $1.15 billion, plus working capital adjustments (the Drop-Down Transaction). The Drop-Down Transaction was completed on May 22, 2018 with an effective date of May 1, 2018. In connection with the Drop-Down Transaction, the Company recorded a $15.5 million gain to additional paid-in-capital, a decrease in noncontrolling interest in consolidated subsidiary of $20.3 million and an increase to deferred tax liability of $4.8 million.

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

On May 22, 2018, pursuant to an Incentive Distribution Rights Purchase and Sale Agreement dated April 25, 2018, by and among the Company, Rice Midstream GP Holdings LP (Rice Midstream GP Holdings), a wholly owned subsidiary of the Company that owned the RMP IDRs, and EQGP, EQGP acquired all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the RMP IDR Purchase). As a result of the RMP IDR Purchase, EQT's percentage ownership of the outstanding EQGP common units increased from approximately 90.1% to approximately 91.3%. In connection with the RMP IDR Purchase, the Company recorded a $35.1 million loss to additional paid-in-capital, an increase in noncontrolling interest in consolidated subsidiary of $46.1 million and a decrease to deferred tax liability of $11.0 million.

On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Midstream Merger Agreement) with RMP, EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC), the general partner of RMP (the RMP General Partner), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), the general partner of EQM (the EQM General Partner), EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, the Company. Pursuant to the Midstream Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM (the Midstream Mergers). Pursuant to the Midstream Merger Agreement, each of the RMP common units issued and outstanding immediately prior to the effective time of the Midstream Mergers was converted into the right to receive 0.3319 EQM common units (the Midstream Mergers Consideration), the issued and outstanding RMP IDRs were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Midstream Mergers Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Midstream Mergers Consideration consisted of approximately 34 million EQM common units. Following completion of the Midstream Mergers, RMP's common units ceased to be publicly traded. An indirect wholly owned subsidiary of the Company received 9,554,530 EQM common units as Midstream Mergers Consideration. In connection with the Midstream Mergers, the Company recorded a $138.8 million loss to additional paid-in capital, an increase in noncontrolling interest in consolidated subsidiary of $189.1 million and a decrease to deferred tax liability of approximately $50.3 million.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Also in connection with the completion of the Midstream Mergers, on July 23, 2018, EQM repaid approximately $260 million of borrowings outstanding under the Credit Agreement, dated as of December 22, 2014, by and among RMP, as parent guarantor, RM Operating LLC (formerly known as Rice Midstream OpCo LLC), a wholly owned subsidiary of RMP (RMP OpCo), as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties from time to time party thereto (the RMP Credit Agreement), and the RMP Credit Agreement was terminated.

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

During the second quarter of 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the EQM 2018 Senior Notes). The offering of the EQM 2018 Senior Notes resulted in net proceeds of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the balance outstanding under the EQM Term Loan Facility and the RMP Credit Agreement and the remainder is expected to be used for general partnership purposes. The EQM 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The EQM 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of substantially all of EQM's assets.

C.                        EQGP Holdings, LP

In January 2015, the Company formed EQGP to own the Company's partnership interests in EQM. As of September 30, 2018, EQT owns 276,008,766 EQGP common units, which represent a 91.3% limited partner interest, and the entire non-economic general partner interest in EQGP. EQGP owned the following EQM partnership interests as of September 30, 2018, which represent EQGP’s only cash-generating assets: 21,811,643 EQM common units, representing a 17.9% limited partner interest in EQM; 1,443,015 EQM general partner units, representing a 1.2% general partner interest in EQM; and all of EQM’s incentive distribution rights (IDRs), which entitle EQGP to receive up to 48.0% of all incremental cash distributed in a quarter after $0.5250 has been distributed in respect of each common unit and general partner unit of EQM for that quarter. Through EQGP's general partner interest, limited partner interest and IDRs in EQM, EQGP has a controlling financial interest in EQM; therefore, EQGP consolidates EQM. The Company is the ultimate parent company of EQGP and EQM.

On October 23, 2018, the Board of Directors of EQGP's general partner declared a cash distribution to EQGP’s unitholders for the third quarter of 2018 of $0.315 per common unit, or approximately $95.3 million. The distribution will be paid on November 14, 2018 to unitholders of record, including the Company, at the close of business on November 2, 2018. Based on the EQGP common units outstanding on October 25, 2018, the cash distributions by EQGP to EQT for the third quarter 2018 will be approximately $87.0 million.

D.                        EQM Midstream Partners, LP

In January 2012, the Company formed EQM to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to the Company and third parties. EQM is consolidated in the Company’s financial statements. The Company records the noncontrolling interest of the EQM public limited partners in its financial statements.

In addition to the EQM common units owned by EQGP, as of September 30, 2018, EQT owned 5,889,282 EQM common units representing an additional 6.7% limited partner interest in EQM.

On October 23, 2018, the Board of Directors of EQM's general partner declared a cash distribution to EQM’s unitholders for the third quarter of 2018 of $1.115 per common unit. The cash distribution will be paid on November 14, 2018 to unitholders of record, including EQGP, as of the close of business on November 2, 2018. Based on the EQM common units outstanding on October 25, 2018, the cash distributions by EQM to EQGP for the third quarter 2018 will be approximately $97.8 million consisting of: $24.3 million in respect of its limited partner interest, $2.5 million in respect of its general partner interest and $71.0 million in respect of its IDRs. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2018 distribution. Based on the EQM

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

common units outstanding on October 25, 2018, the cash distributions by EQM to EQT for the third quarter 2018 will be approximately $17.2 million.

E.                        RM Partners LP

In connection with the Rice Merger, the Company acquired a 28.1% limited partner interest, all of the IDRs and the entire non-economic general partner interest in RMP. RMP's common units ceased to be publicly traded as a result of the Midstream Mergers. See the discussion of the RMP IDR Purchase and Midstream Mergers in Note B.

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

For the sale of natural gas, oil and natural gas liquids (NGLs), the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the gas is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. Other contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to New York Mercantile Exchange (NYMEX) or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

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

Under a firm contract, the Company has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric based fees under firm and interruptible contracts is generally satisfied upon the Company's monthly billing to the customer for actual volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of the Company’s performance to date as the customer obtains value as each volume is gathered, transported or stored.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain of EQM's gas gathering agreements are structured with minimum volume commitments (MVC), which specify minimum quantities for which a customer will be charged regardless of actual quantities gathered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.

Water services revenues primarily represent fees charged by EQM for the delivery of fresh water to a customer at a specified delivery point. All of EQM’s water services revenues are generated pursuant to variable price per volume contracts with customers in the Appalachian Basin. For water services contracts, the only performance obligation in each contract is for EQM to provide water (usually a minimum daily volume) to the customer at any designated delivery point. This performance obligation is generally satisfied upon EQM’s monthly billing to the customer for the volume of water provided during the month. For water services arrangements, the customer is typically invoiced on a monthly basis with payment due 21 days after the receipt of the invoice.

Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $488.7 million as accounts receivable within the Condensed Consolidated Balance Sheet.

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

Three Months Ended September 30, 2018	Revenues from contracts with customers	Other sources of revenue	Total
	(Thousands)
Natural gas sales	$931,976	$—	$931,976
NGLs sales	106,621	—	106,621
Oil sales	8,392	—	8,392
Sales of natural gas, oil and NGLs	$1,046,989	$—	$1,046,989

Pipeline and net marketing services at EQT Production	$2,605	$3,527	$6,132
EQM Gathering:
Firm reservation fee revenues	112,598	—	112,598
Volumetric based fee revenues:
Usage fees under firm contracts	8,661	—	8,661
Usage fees under interruptible contracts	131,602	—	131,602
EQM Transmission:
Firm reservation fee revenues	82,669	—	82,669
Volumetric based fee revenues:
Usage fees under firm contracts	5,331	—	5,331
Usage fees under interruptible contracts	1,350	—	1,350
Water services at EQM Water	22,373	—	22,373
Intersegment eliminations	(255,760)	—	(255,760)
Pipeline, water and net marketing services	$111,429	$3,527	$114,956

Loss on derivatives not designated as hedges	$—	$(3,075)	$(3,075)

Total operating revenues	$1,158,418	$452	$1,158,870

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2018	Revenues from contracts with customers	Other sources of revenue	Total
	(Thousands)
Natural gas sales	$2,877,660	$—	$2,877,660
NGLs sales	357,746	—	357,746
Oil sales	29,322	—	29,322
Sales of natural gas, oil and NGLs	$3,264,728	$—	$3,264,728

Pipeline and net marketing services at EQT Production	$14,273	$28,109	$42,382
EQM Gathering:
Firm reservation fee revenues	334,233	—	334,233
Volumetric based fee revenues:
Usage fees under firm contracts	30,725	—	30,725
Usage fees under interruptible contracts	366,482	—	366,482
EQM Transmission:
Firm reservation fee revenues	262,666	—	262,666
Volumetric based fee revenues:
Usage fees under firm contracts	13,981	—	13,981
Usage fees under interruptible contracts	8,782	—	8,782
Water services at EQM Water	93,438	—	93,438
Intersegment eliminations	(775,913)	—	(775,913)
Pipeline, water and net marketing services	$348,667	$28,109	$376,776

Gain on derivatives not designated as hedges	$—	$5,620	$5,620

Total operating revenues	$3,613,395	$33,729	$3,647,124

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

	2018 (a)	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Natural gas sales	$20,173	$32,322	$1,237	$—	$—	$—	$53,732
Gathering firm reservation fees	$114,771	$481,425	$557,352	$567,351	$566,062	$2,834,111	$5,121,072
Gathering revenues supported by MVCs	$—	$65,700	$71,370	$71,175	$71,175	$136,875	$416,295
Transmission and storage firm reservation fees	$94,077	$346,893	$344,328	$339,588	$334,522	$2,477,808	$3,937,216
(a)    October 1 through December 31.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

G.        Investment in Nonconsolidated Entity

The Mountain Valley Pipeline, LLC (MVP Joint Venture) is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2018. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. As currently designed, the MVP is estimated to cost a total of approximately $4.6 billion, excluding Allowance for Funds Used During Construction (AFUDC), with EQM funding approximately $2.2 billion through capital contributions made to the MVP Joint Venture, which includes approximately $65 million in excess of EQM's ownership interest. In 2018, EQM expects to provide capital contributions of $0.8 billion to $1.0 billion to the MVP Joint Venture.

In September 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $456.0 million, of which $175.2 million was paid as of October 2018, and $280.8 million is expected to be paid in the fourth quarter of 2018. In addition, in September 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco for $7.7 million for funding of the MVP Southgate project that is expected to be paid in the fourth quarter of 2018. The capital contribution payables have been reflected on the Condensed Consolidated Balance Sheet as of September 30, 2018 with corresponding increases to the Company's investment in the MVP Joint Venture.

Equity income is EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

As of September 30, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture. The guarantee provides performance assurances of MVP Holdco's obligations to fund its proportionate share of the MVP construction budget. As of September 30, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,391 million, which consists of the investment in nonconsolidated entity balance on the Condensed Consolidated Balance Sheet as of September 30, 2018 and amounts that could have become due under EQM's performance guarantee as of that date. Following the completion of the Separation, EQM expects the MVP Joint Venture guarantee will be approximately $345 million based on MVP Holdco's share of the estimated remaining MVP construction budget and terms of the agreement.

In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. This MVP Southgate project is anchored by a firm capacity commitment from PSNC Energy. The preliminary MVP Southgate project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. As of September 30, 2018, EQM had a 32.7% ownership interest in the MVP Southgate project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter 2020.

H.     Consolidated Variable Interest Entities

As of September 30, 2018, the Company determined EQGP and EQM to be variable interest entities. In addition, as of December 31, 2017, RMP was also a variable interest entity. As discussed in Note B, on July 23, 2018, pursuant to the Midstream Merger Agreement, RMP and RMP's general partner were acquired by EQM and became wholly owned subsidiaries of EQM. Through EQT's ownership and control of EQGP's general partner, EQM's general partner and RMP's general partner, EQT has or had the power to direct the activities that most significantly impact the economic performance of EQGP, EQM and RMP. In addition, through EQT's limited partner interest in EQGP and EQGP's general partner interest, limited partner interest and IDRs in EQM, EQT has the obligation to absorb the losses of EQGP and EQM and the right to receive benefits from EQGP and EQM, in accordance with such interests. Furthermore, through EQT's limited partner interest and IDRs in RMP, EQT had the obligation to absorb the losses of RMP and the right to receive benefits from RMP, in accordance with such interests. As EQT has or had a controlling financial interest in, and is the primary beneficiary of, EQGP, EQM and RMP, EQT consolidates EQGP, EQM and did consolidate RMP. See Note 13 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to the consolidated variable interest entities.

The risks associated with the operations of EQGP, EQM and RMP are discussed in their respective Annual Reports on Form 10-K for the year ended December 31, 2017, as updated by any Quarterly Reports on Form 10-Q. See further discussion of the impact that EQT's ownership and control of EQGP, EQM and RMP have or had on EQT's financial position, results of operations and

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

cash flows included in EQT's Annual Report on Form 10-K for the year ended December 31, 2017, including in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Notes C, D and E for further discussion of EQGP, EQM and RMP, respectively.

The following table presents amounts included in the Company's Condensed Consolidated Balance Sheets that were for the use or obligation of EQGP or EQM as of September 30, 2018 and December 31, 2017.

Classification	September 30, 2018	December 31, 2017
	(Thousands)
Assets:
Cash and cash equivalents	$6,062	$2,857
Accounts receivable	58,358	28,804
Prepaid expenses and other	4,798	8,470
Property, plant and equipment, net	5,608,358	2,804,059
Goodwill	1,384,872	—
Intangible assets, net	586,500	—
Investment in nonconsolidated entity	1,300,430	460,546
Other assets	23,599	22,458
Liabilities:
Accounts payable	$134,027	$47,042
Other current liabilities	526,299	133,531
Credit facility borrowings	22,000	180,000
Senior Notes	3,455,296	987,352
Other liabilities and credits	31,010	20,273

The following table summarizes EQGP's Statements of Consolidated Operations and Cash Flows for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Operating revenues	$364,584	$207,193	$1,110,307	$609,585
Operating expenses	133,665	62,230	370,880	180,218
Other expenses	23,534	2,556	37,632	6,418
Net income	$207,385	$142,407	$701,795	$422,949

Net cash provided by operating activities	$422,938	$159,911	$863,009	$479,566
Net cash used in investing activities	(575,624)	(117,637)	(2,252,293)	(324,936)
Net cash (used in) provided by financing activities	(536,246)	(48,128)	1,340,446	(208,150)

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amounts included in the Company’s Condensed Consolidated Balance Sheet that is for the use or obligation of RMP as of December 31, 2017.

Classification	December 31, 2017
(Thousands)
Assets:
Cash and cash equivalents	$10,538
Accounts receivable	12,246
Prepaid expenses and other	1,327
Property, plant and equipment, net	1,431,802
Goodwill	1,346,918
Liabilities:
Accounts payable	$24,634
Other current liabilities	4,200
Credit facility borrowings	286,000
Other liabilities and credits	9,360

I.                        Financial Information by Business Segment

Prior to the Rice Merger, the Company reported its results of operations through three business segments: EQT Production, EQT Gathering and EQT Transmission. These reporting segments reflected the Company's lines of business and were reported in the same manner in which the Company evaluated its operating performance through September 30, 2017. Following the Rice Merger, the Company adjusted its internal reporting structure to incorporate the newly acquired assets. The Company conducted its business through five business segments: EQT Production, EQM Gathering (formerly known as EQT Gathering), EQM Transmission (formerly known as EQT Transmission), RMP Gathering and RMP Water. On July 23, 2018, pursuant to the Midstream Merger Agreement, RMP and the RMP General Partner each became wholly owned subsidiaries of EQM as a result of the Midstream Mergers. The Company now conducts its business through four business segments: EQT Production, EQM Gathering, EQM Transmission and EQM Water.
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
In addition, the assets associated with the investment in the MVP Joint Venture were included within the headquarters segment assets balance prior to June 30, 2018. The investment in the MVP Joint Venture is now included in the transmission segment as this segment classification better aligns with the ultimate operations of the MVP. Segment asset balances at December 31, 2017 have been reclassified to conform to this presentation.

Three Months Ended September 30, 2018	EQT Production	EQM Gathering	EQM Transmission	EQM Water	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,046,989	$—	$—	$—	$—	$1,046,989
Pipeline, water and net marketing services	6,132	252,861	89,350	22,373	(255,760)	114,956
Loss on derivatives not designated as hedges	(3,075)	—	—	—	—	(3,075)
Total operating revenues	$1,050,046	$252,861	$89,350	$22,373	$(255,760)	$1,158,870

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2017	EQT Production	EQM Gathering	EQM Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$552,953	$—	$—	$—	$552,953
Pipeline and net marketing services	9,140	116,522	89,771	(144,598)	70,835
Gain on derivatives not designated as hedges	35,625	—	—	—	35,625
Total operating revenues	$597,718	$116,522	$89,771	$(144,598)	$659,413

Nine Months Ended September 30, 2018	EQT Production	EQM Gathering	EQM Transmission	EQM Water	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$3,264,728	$—	$—	$—	$—	$3,264,728
Pipeline and net marketing services	42,382	731,440	285,429	93,438	(775,913)	376,776
Gain on derivatives not designated as hedges	5,620	—	—	—	—	5,620
Total operating revenues	$3,312,730	$731,440	$285,429	$93,438	$(775,913)	$3,647,124

Nine Months Ended September 30, 2017	EQT Production	EQM Gathering	EQM Transmission	Intersegment Eliminations	EQT Corporation
Revenues:	(Thousands)
Sales of natural gas, oil and NGLs	$1,803,132	$—	$—	$—	$1,803,132
Pipeline and net marketing services	31,656	330,996	272,184	(418,337)	216,499
Gain on derivatives not designated as hedges	222,693	—	—	—	222,693
Total operating revenues	$2,057,481	$330,996	$272,184	$(418,337)	$2,242,324

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Operating income (loss):
EQT Production (a)	$(121,678)	$12,201	$(2,127,323)	$322,634
EQM Gathering	177,902	85,932	510,755	243,061
EQM Transmission	58,691	59,770	198,784	189,237
EQM Water	(3,093)	—	35,627	—
Unallocated expenses and intersegment eliminations (b)	(39,998)	(19,876)	(169,566)	(35,802)
Total operating income (loss)	$71,824	$138,027	$(1,551,723)	$719,130

(a)	Impairment of long-lived assets of $0.3 billion and $2.7 billion are included in EQT Production operating income for the three and nine months ended September 30, 2018, respectively. See Note Q.

(b)
Unallocated expenses consist of compensation expense, administrative costs and the amortization expense related to non-compete agreements with former Rice executives. Administrative costs include transaction costs of $29.3 million and $85.7 million for the three and nine months ended September 30, 2018, respectively. Amortization expense related to non-compete agreements with former Rice executives was $10.4 million and $31.0 million for the three and nine months ended September 30, 2018, respectively.

Intersegment eliminations include the elimination of profit on water services that are provided to EQT Production and capitalized as part of development costs of $3.2 million and $50.7 million for the three and nine months ended September 30, 2018, respectively.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of operating income (loss) to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Total operating income (loss)	$71,824	$138,027	$(1,551,723)	$719,130
Other income	21,755	6,526	43,092	15,880
Interest expense	93,042	50,377	240,059	137,110
Income tax (benefit) expense	(62,911)	(11,281)	(503,505)	119,093
Net income (loss)	$63,448	$105,457	$(1,245,185)	$478,807

	September 30, 2018	December 31, 2017
	(Thousands)
Segment assets:
EQT Production	$19,278,308	$21,015,132
EQM Gathering	5,994,891	5,681,404
EQM Transmission	2,813,644	1,923,427
EQM Water	141,403	185,079
Total operating segments	28,228,246	28,805,042
Headquarters assets, including cash and short-term investments	433,083	717,562
Total assets	$28,661,329	$29,522,604

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands)
Depreciation and depletion: (c)
EQT Production	$391,083	$224,103	$1,161,718	$654,411
EQM Gathering	25,359	9,983	72,309	28,398
EQM Transmission	12,357	12,261	37,228	35,793
EQM Water	5,851	—	17,420	—
Other	661	213	2,201	693
Total	$435,311	$246,560	$1,290,876	$719,295

Expenditures for segment assets: (d)
EQT Production (e)	$855,494	$449,303	$2,225,435	$1,850,482
EQM Gathering	194,477	48,182	515,072	150,728
EQM Transmission	37,626	22,312	84,517	73,679
EQM Water	7,981	—	17,358	—
Other and intersegment eliminations (f)	10,284	2,502	(32,864)	7,097
Total	$1,105,862	$522,299	$2,809,518	$2,081,986

(c)	Excludes amortization of intangible assets.

(d)
Includes the capitalized portion of non-cash stock-based compensation costs, non-cash acquisitions and the impact of capital accruals. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $(51.8) million and $44.3 million for the three months ended September 30, 2018 and 2017, respectively, and $(45.2) million and $102.7 million for the nine months ended September 30, 2018 and 2017, respectively. These non-cash items are excluded from capital expenditures on the Statements of Condensed Consolidated Cash Flows. Expenditures for segment assets does not include consideration for the Rice Merger.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)
The three and nine months ended September 30, 2017 included $7.8 million and $819.0 million of cash capital expenditures, respectively, and the nine months ended September 30, 2017 included $7.5 million of non-cash capital expenditures for the acquisitions discussed in Note P.

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

The Company primarily uses over the counter (OTC) derivative commodity instruments, primarily swap, collar and option agreements that are typically placed with financial institutions. The creditworthiness of all counterparties is regularly monitored. Swap agreements involve payments to or receipts from counterparties based on the differential between two prices for the commodity. Collar agreements require the counterparty to pay the Company if the index price falls below the floor price and the Company to pay the counterparty if the index price rises above the cap price. The Company sells call options that require the Company to pay the counterparty if the index price rises above the strike price and purchases call options that require the counterparty to pay the Company if the index price rises above the strike price. The Company engages in basis swaps to protect earnings from undue exposure to the risk of geographic disparities in commodity prices and interest rate swaps to hedge exposure to fluctuations in interest rates. The Company also engages in a limited number of swaptions.

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

OTC arrangements require settlement in cash. The Company also enters into exchange traded derivative commodity instruments that are generally settled with offsetting positions. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Statements of Condensed Consolidated Cash Flows.

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of equity production and portions of its basis exposure covering approximately 3,005 Bcf of natural gas and 2,058 Mbbls of NGLs as of September 30, 2018, and 2,148 Bcf of natural gas and 1,460 Mbbls of NGLs as of December 31, 2017. The open positions at September 30, 2018 and December 31, 2017 had maturities extending through December 2024 and December 2022, respectively.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities as of September 30, 2018 and December 31, 2017. The margin deposit within the table as of September 30, 2018 represents funds remitted to a broker for exchange traded derivative commodity instruments.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$315,564	$(104,559)	$—	$211,005
Liability derivatives:
Derivative instruments, at fair value	$183,677	$(104,559)	$(11,110)	$68,008

As of December 31, 2017	Derivative instruments, recorded in the Condensed Consolidated Balance Sheet, gross	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
Asset derivatives:
Derivative instruments, at fair value	$241,952	$(86,856)	$—	$155,096
Liability derivatives:
Derivative instruments, at fair value	$139,089	$(86,856)	$—	$52,233

Certain of the Company’s OTC derivative instrument contracts provide that if the Company’s credit ratings by Standard & Poor’s Rating Service (S&P) or Moody’s Investors Service (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds. The additional collateral can be up to 100% of the derivative liability. As of September 30, 2018, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $109.2 million, for which the Company had no collateral posted on September 30, 2018. If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on September 30, 2018, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB by S&P and Baa3 by Moody’s at September 30, 2018.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Exchange traded commodity swaps are included in Level 1. The fair value of the commodity swaps included in Level 2 is based on standard industry income approach models that use significant observable inputs, including but not limited to NYMEX natural gas forward curves, LIBOR-based discount rates, basis forward curves and natural gas liquids forward curves. The Company’s collars, options and swaptions are valued using standard industry income approach option models. The significant observable inputs utilized by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates. The NYMEX natural gas forward curves, LIBOR-based discount rates, natural gas volatilities, basis forward curves and NGLs forward curves are validated to external sources at least monthly.

The following assets and liabilities were measured at fair value on a recurring basis during the applicable period:

		Fair value measurements at reporting date using
Description	As of September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$315,564	$7,661	$307,903	$—
Liabilities
Derivative instruments, at fair value	$183,677	$12,058	$171,619	$—

		Fair value measurements at reporting date using
Description	As of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
Assets
Derivative instruments, at fair value	$241,952	$—	$241,952	$—
Liabilities
Derivative instruments, at fair value	$139,089	$—	$139,089	$—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying values of borrowings under the Company's various credit facilities approximate fair value as the interest rates are based on prevailing market rates.

The Company also has an immaterial investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies for which it recognized a cumulative effect of accounting change in the first quarter 2018. The investment is valued using the net asset value as a practical expedient as provided in the financial statements received from fund managers.

The Company estimates the fair value of its Senior Notes using its established fair value methodology. Because not all of the Company’s Senior Notes are actively traded, the fair value of the Company's Senior Notes are a Level 2 fair value measurement.  Fair value for the Company's non-traded Senior Notes are estimated using a standard industry income approach model that utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. The estimated fair value of Senior Notes (including EQM’s Senior Notes) on the Condensed Consolidated Balance Sheets was approximately $8.1 billion at September 30, 2018 and $5.7 billion at December 31, 2017.

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

For the nine months ended September 30, 2018 and 2017, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter.

All of EQGP's, RMP’s and Strike Force Midstream’s income is included in the Company's pre-tax income (loss). However, the Company is not required to record income tax expense on income allocated to the noncontrolling public limited partners of EQGP and EQM, or to the noncontrolling public limited partners of RMP prior to the Midstream Mergers or to the portion of Strike Force Midstream’s income allocated to the minority owner prior to the closing of the Gulfport Transaction. The exclusion of this income is allocated to noncontrolling interest from the Company's taxable income which reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the Company's effective tax rate in periods when the Company has consolidated pre-tax loss.

The Company recorded income tax benefit at an effective tax rate of 28.8% for the nine months ended September 30, 2018 and income tax expense at an effective tax rate of 19.9% for the nine months ended September 30, 2017. The Company’s forecasted annual effective tax rate for 2018 was higher than the statutory rate due to the impact of income allocated to non-controlling limited partners on a forecasted consolidated pre-tax loss and the impact of state taxes. The state taxes increased the forecasted annual effective tax rate as compared to the statutory rate as a result of the pre-tax loss on entities with higher state applicable rates and pre-tax income on entities with lower state applicable rates. The Company’s effective tax rate for the nine months ended September 30, 2018 was lower because the amount of benefit recorded for the year-to-date is limited to the amount of benefit forecasted for the entire year.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended September 30, 2018.

M.                       Revolving Credit Facilities

The Company has a $2.5 billion revolving credit facility that expires in July 2022. The Company had $0.5 billion in borrowings and no letters of credit outstanding under the credit facility as of September 30, 2018. The Company had $1.3 billion in borrowings and $159.4 million of letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings at any time under the credit facility during the three and nine months ended September 30, 2018 was $0.7 billion and $1.6 billion, respectively, and the average daily balance of borrowings outstanding was approximately $0.3 billion and $0.9 billion, respectively, at a weighted average annual interest rate of approximately 3.6% and 3.3%, respectively. The Company had no borrowings or letters of credit outstanding under its credit facility at any time during the three and nine months ended September 30, 2017.

EQM has a $1 billion revolving credit facility that expires in July 2022. EQM had $22 million in borrowings and $1 million of letters of credit outstanding under the credit facility as of September 30, 2018. EQM had $180 million in borrowings and no letters of credit outstanding under the credit facility as of December 31, 2017. The maximum amount of outstanding borrowings under EQM’s revolving credit facility at any time during the three and nine months ended September 30, 2018 was $74 million and $420 million, respectively, and the average daily balance of borrowings outstanding was approximately $22 million and $147 million, respectively. EQM incurred interest at a weighted average annual interest rate of approximately 3.7% and 3.2% for the three and nine months ended September 30, 2018, respectively. The maximum amount of outstanding borrowings under EQM's revolving credit facility at any time during each of the three and nine months ended September 30, 2017 was $177 million and the average daily balance of borrowings outstanding was approximately $95 million and $32 million, respectively. EQM incurred interest at a weighted average annual interest rate of approximately 2.7% for both the three and nine months ended September 30, 2017. Prior to the Separation, EQM intends to increase its borrowing capacity from $1 billion up to $3 billion.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

See Note B to the Condensed Consolidated Financial Statements for a discussion of the borrowings on the EQM Term Loan Facility. As a result of the termination of the EQM Term Loan Facility, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.

In connection with the completion of the Midstream Mergers discussed in Note B, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP Credit Agreement and the RMP Credit Agreement was terminated. RMP OpCo had $286 million in borrowings and $1 million of letters of credit outstanding under the RMP Credit Agreement as of December 31, 2017. The maximum amount of outstanding borrowings under the RMP Credit Agreement at any time from July 1, 2018 through July 23, 2018 and from January 1, 2018 through July 23, 2018 was $260 million and $375 million, respectively, and the average daily balance of borrowings outstanding during such periods was approximately $249 million and $300 million, respectively, at a weighted average annual interest rate of approximately 4.1% and 3.8%, respectively.

N.                            Earnings Per Share

In periods when the Company reports a net loss, all options and restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, all options and all restricted stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018. Potentially dilutive securities (options and restricted stock awards) included in the calculation of diluted earnings per share totaled 199,376 and 204,080 for the three and nine months ended September 30, 2017, respectively. Options to purchase common stock excluded from potentially dilutive securities because they were anti-dilutive totaled 425,100 and 431,190 for the three and nine months ended September 30, 2017, respectively. The impact of EQM’s and EQGP’s dilutive units did not have a material impact on the Company’s earnings per share calculations for any of the periods presented.

O.         Changes in Accumulated Other Comprehensive Income by Component

The following tables explain the changes in accumulated other comprehensive income (OCI) by component during the applicable period:

	Three Months Ended September 30, 2018
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2018	$3,872		$(475)		$(6,356)		$(2,959)
(Gains) losses reclassified from accumulated OCI, net of tax	(430)	(a)	52	(a)	86	(b)	(292)
Accumulated OCI (loss), net of tax, as of September 30, 2018	$3,442		$(423)		$(6,270)		$(3,251)

	Three Months Ended September 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of July 1, 2017	$7,047		$(627)		$(6,713)		$(293)
(Gains) losses reclassified from accumulated OCI, net of tax	(1,451)	(a)	36	(a)	77	(b)	(1,338)
Accumulated OCI (loss), net of tax, as of September 30, 2017	$5,596		$(591)		$(6,636)		$(1,631)

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(1,183)	(a)	132	(a)	258	(b)	(793)
Accumulated OCI (loss), net of tax, as of September 30, 2018	$3,442		$(423)		$(6,270)		$(3,251)

	Nine Months Ended September 30, 2017
	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Pension and other post- retirement benefits liability adjustment, net of tax		Accumulated OCI, net of tax
	(Thousands)
Accumulated OCI (loss), net of tax, as of January 1, 2017	$9,607		$(699)		$(6,866)		$2,042
(Gains) losses reclassified from accumulated OCI, net of tax	(4,011)	(a)	108	(a)	230	(b)	(3,673)
Accumulated OCI (loss), net of tax, as of September 30, 2017	$5,596		$(591)		$(6,636)		$(1,631)

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

On June 30, 2017, the Company acquired approximately 11,000 net Marcellus acres, and the associated Utica drilling rights from a third-party. The acquired acres are primarily located in Allegheny, Washington and Westmoreland Countries of Pennsylvania.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Q.        Divestitures

On June 19, 2018, the Company sold its non-core Permian Basin assets located in Texas for net proceeds of $57.7 million, subject to final purchase price adjustments (the Permian Divestiture). The assets sold in the Permian Divestiture included approximately 970 productive wells with current net production of approximately 20 MMcfe per day, approximately 350 miles of low-pressure gathering lines and 26 compressors.

On July 18, 2018, the Company sold approximately 2.5 million non-core, net acres in the Huron Play for net proceeds of $523.6 million, subject to final purchase price adjustments (the Huron Divestiture). The assets sold in the Huron Divestiture included approximately 12,000 productive wells with current net production of approximately 200 MMcfe per day, approximately 6,400 miles of low-pressure gathering lines and 59 compressor stations. The Company retained the deep drilling rights across the divested acreage.

During the first quarter of 2018, the Company recorded an impairment of $2.3 billion associated with the production and related midstream assets in the Huron and Permian Plays. The impairment of these properties and related pipeline assets recorded during the first quarter of 2018 was due to the carrying value of the assets exceeding the undiscounted cash flows which were expected to result from the continued use and potential disposition of the underlying assets as well as management’s determination that it no longer intended to develop the associated unproved properties. The first quarter of 2018 impairment reduced these assets to their estimated fair value at that time of approximately $1 billion.

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

In connection with the closing of the Huron Divestiture, the Company recorded a loss of $259.3 million during the third quarter of 2018 related to certain capacity contracts that the Company no longer has existing production to satisfy and does not plan to utilize in the future. The loss was recorded within operating expenses under the impairment/loss on sale of long-lived assets caption within the Statements of Consolidated Operations.

The fair value of the loss for the initial measurement was based upon significant inputs that were not observable in the market and as such is considered a Level 3 fair value measurement. The key unobservable input in the calculation is the amount, if any, of potential future economic benefit from the contracts.

R.                        Subsequent Events
On October 24, 2018, the Company’s Board of Directors approved the completion of the Separation by means of a pro-rata distribution (the Distribution) of 80.1% of the outstanding common stock of Equitrans Midstream to the Company’s shareholders of record as of the close of business on November 1, 2018 (the Record Date). Pursuant to the plan of Distribution approved by the Company’s Board of Directors, each Company shareholder will receive 0.80 shares of Equitrans Midstream common stock for every one share of the Company’s common stock held as of the close of business on the Record Date. Shareholders will receive cash in lieu of fractional shares of Equitrans Midstream common stock. After considering that EQT will retain an additional 19.9% of Equitrans Midstream's common stock, total Equitrans Midstream shares outstanding after the Distribution are expected to be approximately 255 million shares.
In connection with the Separation, the Company and its subsidiaries will enter into certain agreements with Equitrans Midstream to implement the legal and structural separation between the two companies, govern the relationship between the Company and Equitrans Midstream after completion of the Separation, and allocate between the Company and Equitrans Midstream, various assets, liabilities and obligations, including, among other things, employee benefits, litigation, contracts, equipment, real property,

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

intellectual property and tax-related assets and liabilities. These agreements include a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and Shareholder and Registration Rights Agreement, the form of which has been approved by the Company’s Board of Directors.

The accompanying unaudited Condensed Consolidated Financial Statements include the historical results of Equitrans Midstream, as the Distribution is expected to be effective at 11:59 p.m. eastern time on November 12, 2018, which is after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Equitrans Midstream Corporation will be reported as discontinued operations in the Company’s Consolidated Financial Statements. As a result of the Separation and Distribution, the accompanying unaudited, interim Condensed Consolidated Financial Statements are not indicative of the Company’s future financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard affects accounting for equity investments and financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and eliminates the cost method of accounting for equity investments. The Company adopted this standard in the first quarter of 2018 which resulted in a cumulative effect adjustment of $4.1 million on the Statement of Condensed Consolidated Equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB issued targeted improvements to this ASU in ASU 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to utilize the optional transition method. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is utilizing a lease accounting system to document its current population of contracts classified as leases, which will be updated as the lease population changes. The Company continues to evaluate new business processes and related internal controls and is assessing and documenting the accounting impacts related to the new standard. Although the evaluation is ongoing, the Company expects that the adoption will impact its financial statements as the standard requires recognition on the balance sheet of a right of use asset and corresponding lease liability.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this standard in the first quarter of 2018. The Company had $75 million restricted cash at December 31, 2016. In accordance with ASU 2016-18, restricted cash is included in the beginning of period cash balance and excluded from investing activities on the Statements of Condensed Consolidated Cash Flows for the

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

nine months ended September 30, 2017. The Company had no restricted cash on the Condensed Consolidated Balance Sheet from March 31, 2017 through the current period.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test of Goodwill Impairment. This ASU simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill. Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The standard’s provisions are to be applied prospectively. The Company adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, feet of pay, average lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production sales volumes (including liquids volumes) and growth rates; gathering, transmission and water volumes; infrastructure programs (including the timing, cost and capacity of the gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the Mountain Valley Pipeline (MVP) and MVP Southgate projects; the ultimate terms, partners and structure of Mountain Valley Pipeline, LLC (the MVP Joint Venture); monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the impact and outcome of pending and future litigation, whether the separation of the Company’s production and midstream businesses (the Separation) will be completed and the timing and terms of the Separation; the timing and structure of any dispositions of the Company's 19.9% retained common stock of Equitrans Midstream Corporation (Equitrans Midstream) following the Separation and the Company's planned use of the proceeds from any such dispositions; whether EQGP will enter into a transaction to eliminate its incentive distribution rights following the Separation, including the timing and terms of such transaction; the Company’s ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice Energy Inc. (Rice) and the Midstream Streamlining Transactions (as defined in Note B to the Condensed Consolidated Financial Statements); natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments; projected capital expenditures and capital contributions; liquidity and financing requirements, including funding sources and availability and EQM's plan to increase its borrowing capacity to up to $3 billion; hedging strategy; the effects of government regulation; the expected impact of the Tax Cuts and Jobs Act of 2017; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors”, and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed with this Quarterly Report on Form 10-Q, please remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs of the Company or its affiliates as of the date they were made or at any other time.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Net loss attributable to EQT Corporation for the three months ended September 30, 2018 was $39.7 million, a loss of $0.15 per diluted share, compared to net income attributable to EQT Corporation of $23.3 million, $0.13 per diluted share, for the three months ended September 30, 2017. The decrease was primarily attributable to higher operating costs, including a loss of $259.3 million recorded in the third quarter of 2018 primarily associated with the divestiture of certain non-core production and related pipeline assets in the Huron Play, higher interest expense and higher net income attributable to noncontrolling interests. These expenses were partly offset by higher revenues primarily from an 82.5% increase in production sales volumes, a larger income tax benefit for the three months ended September 30, 2018 compared to the income tax benefit for the three months ended September 30, 2017, and higher other income.

During the three months ended September 30, 2018, the Company recorded transaction costs of approximately $31.5 million. Transaction costs include $17.8 million for the Company's sum-of-the-parts review and Midstream Streamlining Transactions and $13.7 million for the Rice Merger (as defined in Note A to the Condensed Consolidated Financial Statements). Transaction costs are reflected in unallocated expenses as they are not allocated to any operating segment.

In connection with the Rice Merger, the Company obtained intangible assets composed of customer relationships and non-compete agreements with former Rice executives. Amortization expense for the three months ended September 30, 2018 related to non-compete agreements with former Rice executives is approximately $10.4 million and is not allocated to any operating segment.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Net loss attributable to EQT Corporation for the nine months ended September 30, 2018 was $1,607.9 million, a loss of $6.12 per diluted share, compared to net income attributable to EQT Corporation of $228.5 million, $1.32 per diluted share, for the nine months ended September 30, 2017. The decrease was primarily due to higher operating expenses, including impairment/loss on sale of $2.7 billion associated with the divestiture of certain non-core production and related pipeline assets in the Huron and Permian Plays, higher net income attributable to noncontrolling interests and higher interest expense. These decreases were partly offset by higher revenues primarily from an 84.4% increase in production sales volumes, an income tax benefit for the nine months ended September 30, 2018 compared to income tax expense for the nine months ended September 30, 2017, and higher other income.

During the nine months ended September 30, 2018, the Company recorded transaction costs of $93.2 million. Transaction costs include $55.9 million for the Company's sum-of-the-parts review and Midstream Streamlining Transactions and $37.3 million for the Rice Merger and are reflected in unallocated expenses as they are not allocated to any operating segment.

In connection with the Rice Merger, the Company obtained intangible assets composed of customer relationships and non-compete agreements with former Rice executives. Amortization expense for the nine months ended September 30, 2018 related to non-compete agreements with former Rice executives is approximately $31.0 million and is not allocated to any operating segment.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
in thousands (unless noted)	2018 (e)	2017	%	2018 (e)	2017	%
NATURAL GAS
Sales volume (MMcf)	350,297	176,311	98.7	1,013,836	508,457	99.4
NYMEX price ($/MMBtu) (a)	$2.90	$3.00	(3.3)	$2.89	$3.16	(8.5)
Btu uplift	0.17	0.30	(43.3)	0.19	0.28	(32.1)
Natural gas price ($/Mcf)	$3.07	$3.30	(7.0)	$3.08	$3.44	(10.5)

Basis ($/Mcf) (b)	$(0.41)	$(0.81)	(49.4)	$(0.24)	$(0.53)	(54.7)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.06)	(0.04)	50.0	(0.07)	(0.02)	250.0
Average differential, including cash settled basis swaps ($/Mcf)	$(0.47)	$(0.85)	(44.7)	$(0.31)	$(0.55)	(43.6)

Average adjusted price ($/Mcf)	$2.60	$2.45	6.1	$2.77	$2.89	(4.2)
Cash settled derivatives (cash flow hedges) ($/Mcf)	—	0.01	(100.0)	—	0.01	(100.0)
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.03	0.13	(76.9)	0.05	0.01	400.0
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.63	$2.59	1.5	$2.82	$2.91	(3.1)

Natural gas sales, including cash settled derivatives	$922,974	$456,347	102.3	$2,862,582	$1,484,711	92.8

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	13,964	19,054	(26.7)	51,299	55,089	(6.9)
Sales volume (Mbbls)	2,328	3,176	(26.7)	8,550	9,182	(6.9)
Price ($/Bbl)	$40.73	$29.81	36.6	$37.97	$28.33	34.0
Cash settled derivatives (not designated as hedges) ($/Bbl)	(2.28)	(0.44)	418.2	(1.39)	(0.43)	223.3
Average NGLs price, including cash settled derivatives ($/Bbl)	$38.45	$29.37	30.9	$36.58	$27.90	31.1

NGLs sales	$89,498	$93,273	(4.0)	$312,768	$256,123	22.1
Ethane:
Sales volume (MMcfe) (c)	9,002	8,226	9.4	25,413	24,970	1.8
Sales volume (Mbbls)	1,501	1,371	9.5	4,236	4,162	1.8
Price ($/Bbl)	$7.88	$5.92	33.1	$7.82	$6.45	21.2
Ethane sales	$11,822	$8,119	45.6	$33,108	$26,858	23.3
Oil:
Sales volume (MMcfe) (c)	974	1,476	(34.0)	3,234	4,565	(29.2)
Sales volume (Mbbls)	162	246	(34.1)	539	761	(29.2)
Price ($/Bbl)	$51.73	$36.86	40.3	$54.41	$39.96	36.2
Oil sales	$8,392	$9,072	(7.5)	$29,322	$30,198	(2.9)

Total liquids sales volume (MMcfe) (c)	23,940	28,756	(16.7)	79,946	84,624	(5.5)
Total liquids sales volume (Mbbls)	3,991	4,793	(16.7)	13,325	14,105	(5.5)

Liquids sales	$109,712	$110,464	(0.7)	$375,198	$313,179	19.8

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$1,032,686	$566,811	82.2	$3,237,780	$1,797,890	80.1
Total sales volume (MMcfe)	374,237	205,067	82.5	1,093,782	593,081	84.4

Average realized price ($/Mcfe)	$2.76	$2.76	—	$2.96	$3.03	(2.3)

(a)
The Company’s volume weighted NYMEX natural gas price (actual average NYMEX natural gas price ($/MMBtu) was $2.90 and $3.00 for the three months ended September 30, 2018 and 2017, respectively, and $2.90 and $3.17 for the nine months ended September 30, 2018 and 2017, respectively).

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

Calculation of EQT Production adjusted operating revenues	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands (unless noted)	2018	2017	2018	2017
EQT Production total operating revenues	$1,050,046	$597,718	$3,312,730	$2,057,481
Add back (deduct):
Loss (gain) on derivatives not designated as hedges	3,075	(35,625)	(5,620)	(222,693)
Net cash settlements (paid) received on derivatives not designated as hedges	(14,285)	13,321	(27,401)	(6,837)
Premiums (paid) received for derivatives that settled during the period	(18)	537	453	1,595
Pipeline and net marketing services	(6,132)	(9,140)	(42,382)	(31,656)
EQT Production adjusted operating revenues, a non-GAAP financial measure	$1,032,686	$566,811	$3,237,780	$1,797,890

Total sales volumes (MMcfe)	374,237	205,067	1,093,782	593,081

Average realized price ($/Mcfe)	$2.76	$2.76	$2.96	$3.03

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results of Operations

Business segment operating results are presented in the segment discussions and financial tables on the following pages. Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Other income, interest and income taxes are managed on a consolidated basis. Headquarters’ costs are billed to the operating segments based upon a fixed allocation of the headquarters’ annual operating budget. Unallocated expenses incurred in 2018 consist primarily of incentive compensation and administrative costs, which included transaction costs associated with the Company's sum-of-the-parts review, the Midstream Streamlining Transactions and the Rice Merger.

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

Prior to the Rice Merger, the Company reported its results of operations through three business segments: EQT Production, EQT Gathering and EQT Transmission. These reporting segments reflected the Company's lines of business and were reported in the same manner in which the Company evaluated its operating performance through September 30, 2017. Following the Rice Merger, the Company adjusted its internal reporting structure to incorporate the newly acquired assets and conducted its business through five business segments: EQT Production, EQM Gathering (formerly known as EQT Gathering), EQM Transmission (formerly known as EQT Transmission), RMP Gathering and RMP Water. On July 23, 2018, pursuant to the Midstream Merger Agreement, RMP and the RMP General Partner each became wholly owned subsidiaries of EQM as a result of the Midstream Mergers. The Company now conducts its business through four business segments: EQT Production, EQM Gathering, EQM Transmission and EQM Water.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT PRODUCTION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 (a)	2017	%	2018 (a)	2017	%
OPERATIONAL DATA

Sales volume detail (MMcfe):
Marcellus (b)	316,740	181,650	74.4	899,642	523,122	72.0
Ohio Utica	52,400	(4)	(1,310,100.0)	147,706	247	59,700.0
Other	5,097	23,421	(78.2)	46,434	69,712	(33.4)
Total production sales volumes (c)	374,237	205,067	82.5	1,093,782	593,081	84.4

Average daily sales volumes (MMcfe/d)	4,068	2,229	82.5	4,007	2,172	84.5

Average realized price ($/Mcfe)	$2.76	$2.76	—	$2.96	$3.03	(2.3)

Gathering to EQM Gathering ($/Mcfe)	$0.50	$0.47	6.4	$0.50	$0.48	4.2
Transmission to EQM Transmission ($/Mcfe)	$0.12	$0.23	(47.8)	$0.13	$0.23	(43.5)
Third-party gathering and transmission ($/Mcfe)	$0.40	$0.45	(11.1)	$0.41	$0.46	(10.9)
Processing ($/Mcfe)	$0.10	$0.22	(54.5)	$0.12	$0.23	(47.8)
Lease operating expenses (LOE), excluding production taxes ($/Mcfe)	$0.06	$0.13	(53.8)	$0.08	$0.13	(38.5)
Production taxes ($/Mcfe)	$0.06	$0.07	(14.3)	$0.06	$0.09	(33.3)
Production depletion ($/Mcfe)	$1.03	$1.03	—	$1.03	$1.03	—

Depreciation and depletion (thousands):
Production depletion	$384,965	$210,393	83.0	$1,128,248	$613,379	83.9
Other depreciation and depletion	6,118	13,710	(55.4)	33,470	41,032	(18.4)
Total depreciation and depletion	$391,083	$224,103	74.5	$1,161,718	$654,411	77.5

Capital expenditures (thousands) (d)	$855,494	$449,303	90.4	$2,225,435	$1,850,482	20.3

FINANCIAL DATA (thousands)

Revenues:
Sales of natural gas, oil and NGLs	$1,046,989	$552,953	89.3	$3,264,728	$1,803,132	81.1
Pipeline and net marketing services	6,132	9,140	(32.9)	42,382	31,656	33.9
(Loss) gain on derivatives not designated as hedges	(3,075)	35,625	(108.6)	5,620	222,693	(97.5)
Total operating revenues	1,050,046	597,718	75.7	3,312,730	2,057,481	61.0

Operating expenses:
Gathering	199,475	116,921	70.6	587,844	334,801	75.6
Transmission	182,932	119,729	52.8	548,106	354,534	54.6
Processing	38,340	44,166	(13.2)	129,523	133,745	(3.2)
LOE, excluding production taxes	21,480	26,060	(17.6)	83,069	77,171	7.6
Production taxes	21,254	13,453	58.0	66,162	52,290	26.5
Exploration	15,772	2,437	547.2	42,058	9,040	365.2
Selling, general and administrative (SG&A)	42,109	38,648	9.0	115,135	118,855	(3.1)
Depreciation and depletion	391,083	224,103	74.5	1,161,718	654,411	77.5
Impairment/loss on sale of long-lived assets	259,279	—	100.0	2,706,438	—	100.0
Total operating expenses	1,171,724	585,517	100.1	5,440,053	1,734,847	213.6
Operating (loss) income	$(121,678)	$12,201	(1,097.3)	$(2,127,323)	$322,634	(759.4)

(a)	Operational data for EQT Production includes results of operations for production operations acquired in the Rice Merger, which occurred on November 13, 2017.

(b)	Includes Upper Devonian wells.

(c)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

(d)
Expenditures for segment assets in the EQT Production segment included $35.7 million and $50.7 million for fill-ins and bolt-ons associated with legacy EQT acreage for the three months ended September 30, 2018 and 2017, respectively, and $113.8 million and $140.4 million for fill-ins and bolt-ons associated with legacy EQT acreage for the nine months ended September 30, 2018 and 2017, respectively. The three and nine months ended September 30, 2017 included $7.8 million and $819.0 million of cash capital expenditures, respectively, and the nine months ended September 30, 2017 included $7.5 million of non-cash capital expenditures for the acquisitions discussed in Note P.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

EQT Production’s operating loss was $121.7 million for the three months ended September 30, 2018 compared to operating income of $12.2 million for the three months ended September 30, 2017. The decrease was primarily due to higher operating costs, including a loss recorded in the third quarter of 2018 associated with certain capacity contracts that the Company will no longer have existing production to satisfy and does not plan to utilize in the future as a result of the Huron Divestiture and a loss on derivatives not designated as hedges compared to a gain on derivatives not designated as hedges in the prior year partly offset by increased sales volumes of produced natural gas. These variances include the impact of operating the assets acquired from Rice for the three months ended September 30, 2018, as the Rice Merger was completed in the fourth quarter of 2017. These variances also include the impacts of the divestiture of the non-core Permian assets, which was completed in the second quarter of 2018, and the divestiture of the non-core Huron assets, which was completed in the third quarter of 2018 (collectively, the 2018 Divestitures).

Total operating revenues were $1,050.0 million for the three months ended September 30, 2018 compared to $597.7 million for the three months ended September 30, 2017. Sales of natural gas, oil and NGLs increased as a result of an 82.5% increase in production sales volumes in the current period which was primarily a result of the Rice Merger and increased production from the 2016 and 2017 drilling programs, partly offset by the 2018 Divestitures and the normal production decline in the Company’s producing wells. The average realized price for the three months ended September 30, 2018 was comparable to the average realized price for the three months ended September 30, 2017. EQT Production paid $14.3 million and received $13.3 million of net cash settlements for derivatives not designated as hedges during the three months ended September 30, 2018 and 2017, respectively, that are included in the average realized price but are not in GAAP operating revenues.

There was no change in average realized price quarter over quarter as a $0.38 per Mcf improvement in the average natural gas differential was offset by a decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.34 per Mcf and a decrease in higher priced liquids sales as a result of the 2018 Divestitures. The improvement in the average differential related to higher basis in the Appalachian Basin and at certain sales points reached through the Company's transportation portfolio, which increased following the Rice Merger.

Pipeline and net marketing services primarily includes gathering revenues from gathering services provided to third parties and both the cost of, and recoveries on, third-party pipeline capacity not used to transport EQT Production’s produced volumes. The decrease in these revenues primarily related to reduced gathering revenues as a result of the Huron Divestiture.

EQT Production total operating revenues for the three months ended September 30, 2018 included a $3.1 million loss on derivatives not designated as hedges compared to a $35.6 million gain on derivatives not designated as hedges for the three months ended September 30, 2017. The losses for the three months ended September 30, 2018 primarily related to a decrease in the fair market value of EQT Production’s basis swaps due to an increase in basis prices, partially offset by an increase in the fair market value of EQT Production's NYMEX swaps and NYMEX options due to a decrease in NYMEX prices during the third quarter of 2018.

Gathering expense increased consistent with production sales volumes, partly offset by a lower gathering rate per unit on gathering capacity acquired in the Rice Merger. Transmission expense increased due to increased third party capacity incurred to move EQT Production’s natural gas out of the Appalachian Basin, primarily due to firm capacity acquired in connection with the Rice Merger as well as the Company's capacity on the Rover pipeline, which started in 2018, partly offset by reduced firm capacity costs as a result of the Huron Divestiture. Processing expenses decreased primarily as a result of the 2018 Divestitures. On a per unit basis, these costs and other operating costs are lower for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 reflecting the savings achieved through the Rice Merger as well as the 2018 Divestitures.
LOE decreased primarily as a result of the 2018 Divestitures partly offset by higher salt water disposal costs and higher personnel costs due to increased activity in EPC Production's Marcellus and Utica operations. Production taxes increased primarily as a result of increased development activity in Pennsylvania as well as the increased asset base and production volumes in Ohio following the Rice Merger, partly offset by the lower asset base and production volumes in Kentucky, West Virginia, Virginia and Texas following the 2018 Divestitures. Exploration expense increased primarily due to an increase in the number of leases expiring during the third quarter of 2018 and increased delay rentals on leases acquired in the Rice Merger.
Depreciation and depletion expense increased as a result of higher produced volumes in the third quarter of 2018, partly offset by lower depreciation as a result of the 2018 Divestitures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
EQT Production's operating loss was $2,127.3 million for the nine months ended September 30, 2018 compared to operating income of $322.6 million for the nine months ended September 30, 2017. The decrease was primarily due to impairment charges recorded in 2018 associated with the 2018 Divestitures, including the third quarter loss associated with related capacity contracts that the Company will no longer have existing production to satisfy and does not plan to utilize in the future. Excluding the impairments, EQT Production's higher operating expenses, lower gains on derivatives not designated as hedges and a lower average realized price were more than offset by the increased sales volumes of produced natural gas. These variances include the impact of operating the assets acquired from Rice for the nine months ended September 30, 2018, as the Rice Merger was completed in the fourth quarter of 2017. These variances also include the impacts of the 2018 Divestitures which were completed in the second and third quarters of 2018.
Total operating revenues were $3,312.7 million for the nine months ended September 30, 2018 compared to $2,057.5 million for the nine months ended September 30, 2017. Sales of natural gas, oil and NGLs increased as a result of an 84.4% increase in production sales volumes in the current period which was primarily a result of the Rice Merger and increased production from the 2016 and 2017 drilling programs, partly offset by the 2018 Divestitures and the normal production decline in the Company's producing wells. The increase in production sales volumes was partly offset by a lower average realized price. EQT Production paid $27.4 million and $6.8 million of net cash settlements for derivatives not designated as hedges during the nine months ended September 30, 2018 and 2017, respectively, that are included in the average realized price but are not in the GAAP operating revenues.
The $0.07 per Mcfe decrease in the average realized price for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease in the average NYMEX natural gas price net of cash settled derivatives of $0.33 per Mcf, partly offset by a $0.24 per Mcf improvement in the average natural gas differential and higher liquids prices. The increase in the average differential primarily related to higher prices during the first quarter of 2018 at sales points in the United States Northeast where colder weather led to increased demand, higher Appalachian Basin basis as well as increased sales volumes at higher priced Gulf Coast and Midwest markets accessible through the Company's increased transportation portfolio following the Rice Merger.
The increase in pipeline and net marketing services primarily related to favorable price spreads on the Company's Tennessee Gas Pipeline capacity, partly offset by reduced gathering revenues due to the Huron Divestiture.
EQT Production total operating revenues for the nine months ended September 30, 2018 and 2017 included a $5.6 million and $222.7 million gain on derivatives not designated as hedges, respectively. The gains for the nine months ended September 30, 2018 primarily related to an increase in the fair market value of EQT Production's NYMEX swaps and NYMEX options due to a decrease in NYMEX prices, partially offset by a decrease in the fair market value of EQT Production's basis swaps due to an increase in basis prices during the first nine months of 2018.
Gathering expense increased consistent with production sales volumes, partly offset by a lower gathering rate per unit on gathering capacity acquired in the Rice Merger. Transmission expense increased due to increased third party capacity incurred to move EQT Production’s natural gas out of the Appalachian Basin, primarily due to firm capacity acquired in connection with the Rice Merger as well as the Company’s capacity on the Rover pipeline, which started in 2018, partly offset by reduced firm capacity costs as a result of the Huron Divestiture. On a per unit basis, these costs and other operating costs were lower for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 reflecting the savings achieved through the Rice Merger as well as the 2018 Divestitures.
On an absolute basis, LOE increased primarily due to increased salt water disposal costs in 2018 related to increased activity from the Rice Merger and higher personnel costs, partly offset by the reduced costs resulting from the 2018 Divestitures. Production taxes increased primarily as a result of increased development activity in Pennsylvania as well as the increased asset base and production volumes in Ohio following the Rice Merger. SG&A expense decreased primarily due to decreased legal reserves, partly offset by higher personnel costs including corporate overhead allocations. Exploration expense increased primarily due to an increase in the number of leases expiring during the first nine months of 2018 and increased delay rentals on leases acquired in the Rice Merger.
Depreciation and depletion expense increased as a result of higher produced volumes in 2018, partly offset by lower depreciation as a result of the 2018 Divestitures.
See Note Q to the Condensed Consolidated Financial Statements for a discussion of the asset impairment.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM GATHERING

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 (a)	2017	%	2018 (a)	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$112,598	$104,772	7.5	$334,233	$300,901	11.1
Volumetric based fee revenues:
Usage fees under firm contracts (b)	8,661	7,873	10.0	30,725	19,173	60.3
Usage fees under interruptible contracts (c)	131,602	3,877	3,294.4	366,482	10,922	3,255.4
Total volumetric based fee revenues	140,263	11,750	1,093.7	397,207	30,095	1,219.8
Total operating revenues	252,861	116,522	117.0	731,440	330,996	121.0

Operating expenses:
Operating and maintenance	18,850	10,104	86.6	54,551	30,737	77.5
SG&A	20,363	10,503	93.9	62,665	28,800	117.6
Depreciation	25,359	9,983	154.0	72,309	28,398	154.6
Amortization of intangible assets	10,387	—	100.0	31,160	—	100.0
Total operating expenses	74,959	30,590	145.0	220,685	87,935	151.0

Operating income	$177,902	$85,932	107.0	$510,755	$243,061	110.1

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	2,114	1,838	15.0	2,029	1,783	13.8
Volumetric based services (d)	4,437	370	1,099.2	4,291	292	1,369.5
Total gathered volumes	6,551	2,208	196.7	6,320	2,075	204.6

Capital expenditures	$194,477	$48,182	303.6	$515,072	$150,728	241.7

(a)
Includes the pre-acquisition results of the Drop-Down Transaction and the Midstream Mergers, which were effective May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(b)	Includes fees on volumes gathered in excess of firm contracted capacity.

(c)	Includes volumes from contracts under which EQM has agreed to hold capacity available without charging a capacity reservation fee.

(d)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Gathering revenues increased by $136.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily driven by the Midstream Mergers, the Drop-Down Transaction and affiliate and third party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the Midstream Mergers and the Drop-Down Transaction, which added revenues of $69.7 million and $58.4 million, respectively, for the three months ended September 30, 2018.

Operating expenses increased by $44.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Operating expenses increased $17.9 million and $24.5 million as a result of RMP and the former Rice assets acquired in the Drop-Down Transaction (the Drop-Down Entities), respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative also increased due to transaction costs of $2.2 million. Depreciation expense also increased as a result of additional assets placed in-service. Amortization of intangible assets relates to the customer contract intangible associated with the Drop-Down Entities.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Gathering revenues increased by $400.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by RMP, the Drop-Down Entities and affiliate and third party production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of RMP and the Drop-Down Entities, which added revenues of $193.5 million and $161.9 million, respectively, for the nine months ended September 30, 2018.

Operating expenses increased by $132.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Operating expenses increased $53.2 million and $72.8 million as a result of RMP and the Drop-Down Entities, respectively. In addition, operating and maintenance expense increased due to higher repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative also increased due to transaction costs of $7.5 million. Depreciation expense also increased as a result of additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the customer contract intangible associated with the Drop-Down Entities.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM TRANSMISSION

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	%	2018	2017	%
	(Thousands, other than per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,669	$84,438	(2.1)	$262,666	$256,224	2.5
Volumetric based fee revenues:
Usage fees under firm contracts (a)	5,331	3,427	55.6	13,981	9,787	42.9
Usage fees under interruptible contracts	1,350	1,906	(29.2)	8,782	6,173	42.3
Total volumetric based fee revenues	6,681	5,333	25.3	22,763	15,960	42.6
Total operating revenues	89,350	89,771	(0.5)	285,429	272,184	4.9

Operating expenses:
Operating and maintenance	10,721	9,485	13.0	27,082	23,984	12.9
SG&A	7,581	8,255	(8.2)	22,335	23,170	(3.6)
Depreciation	12,357	12,261	0.8	37,228	35,793	4.0
Total operating expenses	30,659	30,001	2.2	86,645	82,947	4.5

Operating income	$58,691	$59,770	(1.8)	$198,784	$189,237	5.0

Equity income	$16,087	$6,025	167.0	$35,836	$15,413	132.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,927	2,517	16.3	2,857	2,288	24.9
Volumetric based services (b)	104	21	395.2	62	22	181.8
Total transmission pipeline throughput	3,031	2,538	19.4	2,919	2,310	26.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,658	3,474	5.3	3,801	3,519	8.0

Capital expenditures	$37,626	$22,312	68.6	$84,517	$73,679	14.7

(a)	Includes fees on volumes transported in excess of firm contracted capacity as well as usage fees and fees on all volumes transported under firm contracts.

(b)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Transmission and storage revenues decreased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Firm reservation fee revenues decreased as a result of a third quarter 2017 FERC-approved retroactive negotiated rate adjustment of approximately $3.4 million for the period from October 1, 2016 through June 30, 2017 partially offset by increased affiliate firm capacity and higher contractual rates on existing contracts with third parties in the current period. Usage fees under firm contracts increased primarily due to higher affiliate and third party volumes and increased commodity charges on higher firm contracted volumes. The decrease in usage fees under interruptible contracts primarily relates to lower parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of higher operating and maintenance personnel costs partly offset by lower selling, general and administrative expenses resulting from lower allocations from EQT and professional fees.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in equity income of $10.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Transmission and storage revenues increased by $13.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period and affiliates contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to increased commodity charges. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $3.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 consistent with the growth of the business.

Equity income increased $20.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM WATER

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 (a)	2017	%	2018 (a)	2017	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Water services revenues	$22,373	$—	100.0	$93,438	—	$100.0

Operating expenses:
Operation and maintenance	18,521	—	100.0	36,901	—	100.0
SG&A	1,094	—	100.0	3,490	—	100.0
Depreciation	5,851	—	100.0	17,420	—	100.0
Total operating expenses	25,466	—	100.0	57,811	—	100.0

Operating (loss) income	$(3,093)	$—	100.0	$35,627	$—	100.0

OPERATIONAL DATA
Water services volumes (MMgal)	449	—	100.0	1,740	—	100.0

Capital expenditures	$7,981	$—	100.0	$17,358	$—	100.0

(a)
This table sets forth selected financial and operational data for RMP Water. The Company acquired the water assets that constitute RMP Water on November 13, 2017 as part of the Rice Merger. On July 23, 2018, following the completion of the Midstream Mergers, RMP Water became EQM Water.

EQM Water provides fresh water for well completions operations in the Marcellus and Utica Shales and collects flowback and produced water for recycling or disposal. Substantially all of EQM Water's services are provided to EQT's Production business. EQM Water offers its water services on a volumetric basis, supported by an acreage dedication from EQT for certain drilling areas. The fee EQM Water charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met. During the three and nine months ended September 30, 2018, operating expenses were composed of customary expenses for a water services business, including water procurement costs. The operating loss for the three months ended September 30, 2018 was due to timing of costs related to activities on drilling pads.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income Statement Items

Other Income

For the three months ended September 30, 2018 and 2017, the Company recorded equity in earnings of nonconsolidated investments of $16.1 million and $6.0 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. For the nine months ended September 30, 2018 and 2017, the Company recorded equity in earnings of nonconsolidated investments of $35.8 million and $15.4 million, respectively, related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. EQT includes the equity investment in MVP in the EQM Transmission segment.

Other income also includes AFUDC - equity which varies based on EQM's level of spending on regulated projects.

For the nine months ended September 30, 2017, other income was partly offset by losses on the sale of trading securities. As of March 31, 2017, the Company closed its positions on all trading securities.

Interest Expense

Interest expense increased by $42.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, which was primarily driven by $24.8 million of interest incurred on EQT's Senior Notes issued in October 2017, $33.7 million of interest incurred on EQM's Senior Notes issued in June 2018 and $3.3 million of interest incurred on credit facility borrowings partly offset by a $10.7 million decrease due to the early extinguishment of certain EQT Senior Notes and a decrease of $6.8 million related to expense incurred in 2017 on the Company's senior unsecured bridge loans.

Interest expense increased by $102.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, which was primarily driven by $72.9 million of interest incurred on EQT's Senior Notes issued in October 2017, $35.9 million of interest incurred on EQM'S Senior Notes issued in June 2018, $38.9 million of interest incurred on credit facility borrowings and $3.0 million of deferred fees expensed upon termination of the EQM Term Loan Facility partly offset by a $32.1 million decrease due to the early extinguishment of certain EQT Senior Notes and a decrease of $7.6 million related to expense incurred in 2017 on the Company's senior unsecured bridge loans.

Income Tax Expense

See discussion of income tax expense in Note L to the Condensed Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests for the three months and nine months ended September 30, 2018 was the result of higher net income at EQM and noncontrolling interests in RMP and Strike Force Midstream as a result of the Rice Merger on November 13, 2017. As described in Note B to the Condensed Consolidated Financial Statements, Strike Force Midstream and RMP are now wholly owned subsidiaries of EQM following the Gulfport Transaction and the Midstream Mergers, respectively.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

On February 21, 2018, the Company announced a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation, Equitrans Midstream, that will focus on midstream operations. Following the Separation, Equitrans Midstream will own the midstream interests held by the Company, including the interests in EQGP and EQM. The Separation is intended to qualify as tax-free to the Company’s shareholders for U.S. federal income tax purposes.
On October 24, 2018, the Company’s Board of Directors approved the completion of the Separation by means of a pro-rata distribution (the Distribution) by the Company of 80.1% of the outstanding common stock of Equitrans Midstream to the Company’s shareholders of record as of the close of business on November 1, 2018 (the Record Date). Pursuant to the plan of Distribution approved by the Company’s Board of Directors, each Company shareholder will receive 0.80 shares of Equitrans Midstream common stock for every one share of the Company’s common stock held as of the close of business on the Record Date. Shareholders will receive cash in lieu of fractional shares of Equitrans Midstream common stock. After considering that EQT will retain an additional 19.9% of Equitrans Midstream's common stock, total Equitrans Midstream shares outstanding after the Distribution are expected to be approximately 255 million shares.
In connection with the Separation, the Company and certain of its subsidiaries will enter into agreements with Equitrans Midstream to implement the legal and structural separation between the two companies, govern the relationship between the Company and Equitrans Midstream after completion of the Separation, and allocate between the Company and Equitrans Midstream, various assets, liabilities and obligations, including, among other things, employee benefits, litigation, contracts, equipment, real property, intellectual property and tax-related assets and liabilities. These agreements include a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and Shareholder and Registration Rights Agreement, the forms of which have been approved by the Company’s Board of Directors and will be filed with the SEC following the Separation.
The Company plans to dispose of all of its retained Equitrans Midstream common stock, which may include dispositions through one or more subsequent exchanges for debt or a sale of its shares for cash. The Company expects to dispose its retained Equitrans Midstream common stock in order to reduce the Company's post Separation debt.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on a consolidated basis for the Company, which includes the results of the businesses that comprise Equitrans Midstream, as the Distribution is expected to be effective at 11:59 p.m. eastern time, on November 12, 2018, which is after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Equitrans Midstream will be presented as discontinued operations. As a result of the Separation and Distribution, Management’s Discussion and Analysis of Financial Condition and Results of Operations is not indicative of the Company’s future financial position, results of operations or cash flows.

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

The Company’s production business strategy is transitioning from one focused on volume growth to one focused on capital efficiency and free cash flow generation. In preparation for the Separation, the Company has been evaluating EQT Production's long-term pace of development in order to achieve the optimal balance between free cash flow generation and volume growth. Based on this evaluation, the Company is currently targeting mid-single digit annual production growth over the next five years. This is expected to result in lower annual drilling and capital expenditures in the future.

EQT Production capital expenditures estimate for 2018 well development increased by $300 million to $2.5 billion. This was driven by inefficiencies resulting from higher activity levels, the learning curve on ultra-long laterals and service cost increases. Estimated sales volumes are expected to be 1,460 - 1,480 Bcfe for 2018. The 2018 capital investment plan for EQT Production is expected to be funded by cash generated from operations and asset sales.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company plans to invest approximately $1.8 billion on midstream infrastructure through EQM in 2018, including capital contributions to the MVP Joint Venture of $0.9 billion, on gathering expansion projects, primarily driven by wellhead and header projects in Pennsylvania, West Virginia and Ohio. This also includes expansion and ongoing maintenance capital expenditures of RMP as a result of the completion of the Midstream Mergers on July 23, 2018 and approximately $150 million on commencing construction activities on the Hammerhead project. The Hammerhead project is a 1.2 Bcf per day gathering header pipeline connecting natural gas produced in Pennsylvania and West Virginia to the MVP primarily for EQT that is expected to cost a total of $555 million and be placed in service in the fourth quarter of 2019. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuance of additional EQM partnership units. EQM is not forecasting any public equity issuance for the foreseeable future.

The Company has also announced that it expects the Equitrans Midstream board of directors will evaluate the possible simplification of the EQM structure by addressing the incentive distribution rights, although the ultimate decision of whether to propose any such changes will be made by the Equitrans Midstream board of directors following the Separation.

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

See "Impairment of Oil and Gas Properties and Goodwill" and “Critical Accounting Policies and Estimates” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property and goodwill. The Company did not identify an impairment indicator related to goodwill during the third quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash flows provided by operating activities totaled $2,445.4 million for the nine months ended September 30, 2018 compared to $1,211.4 million for the nine months ended September 30, 2017.  The $1,234.0 million increase in cash flows provided by operating activities was primarily the result of higher operating revenues partially offset by increased cash operating expenses.

Investing Activities

Net cash flows used in investing activities totaled $2,719.5 million for the nine months ended September 30, 2018 compared to $1,791.5 million for the nine months ended September 30, 2017. The $928.0 million increase was primarily due to the Company's capital expenditures and higher contributions to the MVP Joint Venture during the nine months ended September 30, 2018. These increases were partly offset by proceeds from the 2018 Divestitures and capital expenditures for acquisitions during the nine months ended September 30, 2017. The Company spud 125 gross wells in the first nine months of 2018, including 89 horizontal Marcellus wells, five horizontal Upper Devonian wells and 31 horizontal Utica wells. The Company spud 149 gross wells in the first nine months of 2017, including 100 horizontal Marcellus wells, 48 horizontal Upper Devonian wells and one horizontal Utica well. The Company completed approximately 1,744,000 feet of pay in the first nine months of 2018, approximately three times the 646,000 feet of pay completed during the same period of 2017. Gathering capital expenditures increased primarily in support of gathering projects supporting EQT's production development in the Marcellus Shale.

Capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows for the nine months ended September 30, 2018 and 2017 excluded capitalized non-cash stock-based compensation expense and accruals. The impact of accrued capital

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenditures includes the reversal of the prior period accrual as well as the current period estimate, both of which are non-cash items. The net impact of these non-cash items was $(45.2) million and $102.7 million for the nine months ended September 30, 2018 and 2017, respectively. There were no non-cash capital expenditures excluded for acquisitions as reported on the Statements of Condensed Consolidated Cash Flows for the nine months ended September 30, 2018. The Company excluded non-cash capital expenditures as reported on the Statements of Condensed Consolidated Cash Flows of $7.5 million related to the Company's acquisitions for the nine months ended September 30, 2017.

Financing Activities

Net cash flows provided by financing activities totaled $131.6 million for the nine months ended September 30, 2018 compared to net cash flows used in financing activities of $114.8 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the primary source of financing cash flows was net proceeds from the EQM 2018 Senior Notes (as defined in Note B to the Condensed Consolidated Financial Statements) offering net of offering costs, while the primary use of financing cash flows was a net decrease in EQT, EQM and RMP credit facility borrowings, repurchase and retirement of common stock, distributions to noncontrolling interests, EQM's acquisition of the 25% ownership interest in Strike Force Midstream, dividends paid and cash paid for taxes on share-based incentive awards. For the nine months ended September 30, 2017, the primary financing uses of cash were distributions to noncontrolling interests, cash paid for taxes on share-based incentive awards and dividends paid. The primary financing source of cash was a net increase in EQM credit facility borrowings during the nine months ended September 30, 2017.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions and other factors. In addition, following completion of the Distribution, the Company plans to dispose of its 19.9% retained shares of Equitrans Midstream’s common stock, which may include dispositions through one or more exchanges for debt or a sale of the retained shares for cash. The Company expects to use the proceeds from the sale of its retained Equitrans Midstream common stock to reduce the Company’s post-Separation debt, which was initially funded by borrowings on the Company's credit facility and cash on hand. The Company has $700 million of debt that matures in 2019; these maturities may be funded by sales of, or exchanges for, the retained interest in Equitrans Midstream common stock, borrowings on the Company's credit facility, cash from operations or a combination thereof.

Refer to Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for discussion of the Company's $500 million share repurchase program.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at September 30, 2018. Changes in credit ratings may affect the interest rates on the Company’s short-term and floating rate long-term debt and the fees it pays under its lines of credit. These ratings may also affect collateral requirements on derivative instruments, pipeline capacity contracts, joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody's	Baa3	Stable
S&P	BBB	Negative
Fitch Ratings Service (Fitch)	BBB-	Stable

The table below reflects the credit ratings for debt instruments of EQM at September 30, 2018. Changes in credit ratings may affect EQM’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under joint venture arrangements and subsidiary construction contracts, as well as the rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable

EQGP has no long-term debt and is not currently rated by Moody’s, S&P or Fitch.

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

The Company’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of September 30, 2018, the Company was in compliance with all debt provisions and covenants.

EQM’s debt agreements and other financial obligations contain various provisions that could result in termination of the agreements, require early payment of amounts outstanding or similar actions in the event of noncompliance. The most significant covenants and events of default under the debt agreements relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under EQM’s $1 billion credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2018, EQM was in compliance with all debt provisions and covenants.

See Note M to the Condensed Consolidated Financial Statements for a discussion of the borrowings on the revolving credit facilities.

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

As of October 23, 2018, the approximate volumes and prices of the Company’s derivative commodity instruments hedging sales of produced gas for 2018 through 2020 were:

NYMEX Swaps	2018 (a)(b)(c)	2019 (b)(c)	2020 (b)
Total Volume (Bcf)	186	600	393
Average Price per Mcf (NYMEX) (d)	$3.10	$2.99	$2.98
Collars
Total Volume (Bcf)	31	73	—
Average Floor Price per Mcf (NYMEX) (d)	$3.28	$3.12	$—
Average Cap Price per Mcf (NYMEX) (d)	$3.79	$3.60	$—
Puts (Long)
Total Volume (Bcf)	1	3	—
Average Floor Price per Mcf (NYMEX)	$3.02	$3.15	$—

(a)     October through December 31.
(b)     The Company also sold calendar year 2018, 2019 and 2020 calls for approximately 28 Bcf, 145 Bcf and 127 Bcf, respectively, at strike prices of $3.45 per Mcf, $3.41 per Mcf and $3.46 per Mcf, respectively. The Company also purchased calendar year 2018, 2019 and 2020 calls for approximately 16 Bcf, 56 Bcf, and 35 Bcf at strike prices of $3.34 per Mcf, $3.38 per Mcf, and $3.36 per Mcf, respectively.

(c)	The Company sold calendar year 2018 and 2019 puts for approximately 8 and 27 Bcf at strike prices of $2.99 and $2.88 per Mcf, respectively.
(d)     The average price is based on a conversion rate of 1.05 MMBtu/Mcf.

The Company also enters into fixed price natural gas sales agreements that can be physically or financially settled. The difference between these sales prices and NYMEX are included in average differential on the Company's price reconciliation under "Consolidated Operational Data". The Company has fixed price natural gas sales agreements for the remainder of 2018, 2019 and 2020 of 50 Bcf, 116 Bcf and 9 Bcf, respectively, at average NYMEX prices of $3.03 per Mcf, $2.99 per Mcf and $2.93 per Mcf, respectively. For 2018, the Company has a natural gas sales agreement for approximately 35 Bcf that includes a NYMEX ceiling price of $4.88 per Mcf. For the remainder of 2018, 2019 and 2020, the Company also has a natural gas sales agreement for approximately 2 Bcf, 7 Bcf and 6 Bcf, respectively, that includes a NYMEX floor price of $2.16 per Mcf and a NYMEX ceiling price of $4.47 per Mcf. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGLs exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia

On January 16, 2013, several royalty owners who have entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action in the Circuit Court of Doddridge County, West Virginia. The suit alleges that EQT

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production Company and a number of related companies, including the Company, EQT Energy, LLC, Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC), EQT Investments Holdings, LLC and EQM, have failed to pay royalties on the fair value of the gas produced from the leases and have taken improper post-production deductions from the royalties paid. The plaintiffs seek more than $100,000,000 (according to recently disclosed expert reports) in compensatory damages, punitive damages, and other relief. The Company denies that it underpaid royalties or that it took improper deductions. The Company further refutes that the amount of damages sought is supported by the facts and law and is vigorously defending the case. EQT has reserved approximately $1.5 million related to this case.

On May 31, 2013, the EQT defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The EQT defendants sought immediate appeal of the class certification. On November 30, 2017, the court of appeals declined the request for an immediate review. Trial is scheduled for November 27, 2018. In the event of an adverse judgment, the EQT defendants intend to appeal the class certification, alter ego ruling, and any assessment of liability.

Off-Balance Sheet Arrangements

See Note G to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of the MVP Joint Venture guarantee.

Dividend

On October 10, 2018, the Board of Directors of the Company declared a regular quarterly cash dividend of three cents per share, payable December 1, 2018, to the Company’s shareholders of record at the close of business on November 9, 2018.

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

A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2018 and December 31, 2017 levels would have increased the fair value of these natural gas derivative instruments by approximately $413.0 million and $386.2 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the September 30, 2018 and December 31, 2017 levels would have decreased the fair value of these natural gas derivative instruments by approximately $418.4 million and $384.9 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note K to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2018 and December 31, 2017. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company’s Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Approximately 63%, or $315.6 million, of the Company’s OTC derivative contracts outstanding at September 30, 2018 had a positive fair value. Approximately 63%, or $242.0 million, of the Company’s OTC derivative contracts outstanding at December 31, 2017 had a positive fair value.

As of September 30, 2018, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

No one lender of the large group of financial institutions in the syndicates for the EQT and EQM credit facilities holds more than 10% of the respective facility.  The large syndicate groups and relatively low percentage of participation by each lender are expected to limit the Company’s and EQM's exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

As noted under Item 9A, “Controls and Procedures,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Rice Merger on November 13, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Rice’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter of 2014, the Company received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs. On September 19, 2014, the Company filed a declaratory judgment action in the Commonwealth Court of Pennsylvania against the PADEP seeking a court ruling on the PADEP’s legal interpretation of the penalty provisions of the Clean Streams Law, which interpretation the Company believed was legally flawed and unsupportable. On October 7, 2014, based on its interpretation of the penalty provisions, the PADEP filed a complaint against the Company before the Pennsylvania Environmental Hearing Board (the EHB) seeking $4.53 million in civil penalties. In January 2017, the Commonwealth Court ruled in favor of the Company, finding the PADEP’s interpretation of the penalty provisions of the Clean Streams Law erroneous. The PADEP appealed that decision to the Pennsylvania Supreme Court, and the parties made oral arguments in front of the Pennsylvania Supreme Court on November 28, 2017. Following a July 2016 hearing before the EHB, in May 2017, the EHB ruled that the Company should pay $1.1 million in civil penalties. In June 2017, both the Company and the PADEP appealed the EHB’s decision to the Commonwealth Court. In September 2018, the Commonwealth Court upheld the $1.1 million-dollar civil penalty, which the Company will pay. The payment of the civil penalty will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Wilson Creek Water Withdrawals, Tioga County, Pennsylvania

On June 7, 2018, the Company received an NOV from the Susquehanna River Basin Commission (the SRBC). The NOV alleged violations of the Company’s Water Management Plan and its Wilson Creek Docket related to the withdrawal of water from Wilson Creek in Tioga County, Pennsylvania, between March 14, 2018 and April 3, 2018, when the stream flow was below the required flow protection threshold set forth in the Docket. The Company cooperated fully with the SRBC to address the matter. Civil penalty settlement discussions between the Company and the SRBC are ongoing. While the Company expects the SRBC’s claims to result in penalties that exceed $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Erosion and Sedimentation Best Management Practice BMP Failures, Allegheny County, Pennsylvania

Between November 2017 and March 2018, the Company received multiple NOVs from the PADEP relating to four of the Company’s well pads in Allegheny County, Pennsylvania. During this time period, Pennsylvania experienced unprecedented amounts of rainfall. The NOVs alleged violations of the Oil and Gas Act, and Clean Stream Law in connection with the effects of this rainfall on erosion and sedimentation controls at the Prentice, Fetchen, Oliver East, and Oliver West well pads. The Company has cooperated fully with the PADEP to take appropriate actions to address the erosion and sedimentation control issues. The Company and the PADEP are currently negotiating a civil penalty settlement. While the Company expects the PADEP’s claims to result in penalties that exceed $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Other

Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia

On January 16, 2013, several royalty owners who have entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action in the Circuit Court of Doddridge County, West Virginia. The suit alleges that EQT Production Company and a number of related companies, including the Company, EQT Energy, LLC, Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC), EQT Investments Holdings, LLC and EQM, have failed to pay royalties on the fair value of the gas produced from the leases and have taken improper post-production deductions from the royalties paid. The plaintiffs seek more than $100,000,000 (according to recently disclosed expert reports) in compensatory damages, punitive damages, and other relief. The Company denies that it underpaid royalties or that it took improper deductions. The Company further refutes that the amount of damages sought is supported by the facts and law and is vigorously defending the case. EQT has reserved approximately $1.5 million related to this case.

On May 31, 2013, the EQT defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The EQT defendants sought immediate appeal of the class certification. On November 30, 2017, the court of appeals declined the request for an immediate review. Trial is scheduled for November 27, 2018. In the event of an adverse judgment, the EQT defendants intend to appeal the class certification, alter ego ruling, and any assessment of liability.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, other than those listed in this section.

Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

On February 21, 2018, we announced plans to separate into two independent publicly-traded companies. Completion of the Separation was approved by our Board of Directors on October 24, 2018; however, the Separation and Distribution remain subject to market, regulatory and certain other conditions. Unanticipated developments, including changes in the competitive conditions of our upstream and midstream businesses, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the proposed Separation, or cause the proposed Separation to occur on terms or conditions that are different or less favorable than expected.

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

The Separation will be effected by a pro rata distribution to our shareholders of 80.1% of the outstanding stock of Equitrans Midstream. We have obtained (i) a private letter ruling from the U.S. Internal Revenue Service (the IRS) and intend to obtain (ii) one or more opinions of outside counsel regarding the qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code (the Code) and certain other U.S. federal income tax matters relating to the Distribution and certain related transactions. The IRS private letter ruling and the opinion of counsel will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of us and Equitrans Midstream, including those relating to the past and future conduct of us and Equitrans Midstream. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Equitrans Midstream breach any representations or covenants contained in any of the Separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion of counsel, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinion of counsel, the IRS could determine that the Distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinion of counsel was based are false or have been violated. In addition, any opinion of counsel will represent the judgment of such counsel and is not binding on the IRS or any court and the IRS or a court may disagree with the conclusions in such opinion of counsel. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution and/or certain related transactions do not qualify for the intended tax treatment or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, Equitrans Midstream and our shareholders could be subject to material U.S. federal income tax liability.

Even if the Distribution otherwise qualifies as generally tax-free under Section 355 and Section 368(a)(1)(D) of the Code, it would result in a material U.S. federal income tax liability to us (but not to our shareholders) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in our stock or in the stock of Equitrans Midstream (excluding, for this purpose, the acquisition of stock of Equitrans Midstream by holders of our stock in the Distribution) as part of a plan or series of related transactions that includes the Distribution. Any acquisition of our stock or stock of Equitrans Midstream (or any predecessor or successor corporation) within two years before or after the Distribution generally would be presumed to be part of a plan that includes the Distribution, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS private letter ruling or any opinion of counsel described above, we or Equitrans Midstream may cause or permit a change in ownership of our stock or stock of Equitrans Midstream sufficient to result in a material tax liability to us.

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

The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or its ability to achieve the expected investment return on the project.
Certain of EQM’s internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus, Utica and Upper Devonian Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, any significant delays in the regulatory approval process for the MVP project could increase costs and negatively impact the scheduled in-service date of fourth quarter 2019, which in turn could adversely affect the ability for MVP and its owners, including EQM, to achieve the expected investment return. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed. For example, on October 2, 2018, the Fourth Circuit Court of Appeals vacated the MVP project’s use of U.S. Army Corps of Engineers Nationwide Permit 12 in West Virginia. In related proceedings, the MVP project’s use of Nationwide Permit 12 has also been stayed on other segments of the project.
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore the affected permits, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring the permits in their present form or within the MVP Joint Venture's targeted time frame for placing the project in service. This and other similar litigation could adversely affect EQM's business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders, including us and EQGP.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2018:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (b)
July 2018 (July 1 – July 31)	436,944	$49.62	436,944	$478,322,854
August 2018 (August 1 – August 31)	9,516,164	50.46	9,509,438	—
September 2018 (September 1 – September 30)	21,627	50.53	—	—
Total	9,974,735	$50.39	9,946,382	—

(a)	Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock plus the number of shares purchased as part of publicly announced plans or programs.

(b)
On July 11, 2018, the Company’s Board of Directors approved a share repurchase authorization to repurchase shares of the Company’s outstanding common stock for an aggregate purchase price of not more than $500 million. Pursuant to the share repurchase authorization, the Company may repurchase shares from time to time in open market or in privately negotiated transactions. The share repurchase authorization does not obligate the Company to acquire any specific number of shares, has no pre-established end date and may be discontinued by the Company at any time. As of September 30, 2018, the Company had purchased shares for an aggregate purchase price of $500 million under this authorization, and therefore no additional shares may be purchased under this authorization.

Item 6.  Exhibits

Exhibit No.	Description	Method of Filing

10.1	Agreement and Release, dated as of August 13, 2018, between the Company and Jeremiah J. Ashcroft III	Filed herewith as Exhibit 10.1

10.2	Offer letter dated as of August 9, 2018, between the Company and Thomas F. Karam	Filed herewith as Exhibit 10.2

10.3	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of August 9, 2018, between the Company and Thomas F. Karam	Filed herewith as Exhibit 10.3

10.4	Amendment to 1999 Directors’ Deferred Compensation Plan (as amended October 2, 2018)	Filed herewith as Exhibit 10.4

10.5	Amendment to 2005 Directors’ Deferred Compensation Plan (as amended October 2, 2018)	Filed herewith as Exhibit 10.5

31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01

31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer
 Date:  October 25, 2018