Form 10-Q
period 2019-03-31
EQT Corp
filed 2019-04-25
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of April 23, 2019, 255,284,426 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, oil and NGLs	$1,271,613	$1,226,374
(Loss) gain on derivatives not designated as hedges	(131,996)	62,592
Net marketing services and other	3,556	23,070
Total operating revenues	1,143,173	1,312,036
Operating expenses:
Transportation and processing	439,246	416,657
Production	43,408	58,634
Exploration	1,007	1,225
Selling, general and administrative	48,978	39,815
Depreciation and depletion	391,113	392,693
Impairment/loss on sale of long-lived assets	—	2,329,045
Lease impairments and expirations	29,534	3,879
Proxy and transaction costs	4,089	10,078
Amortization of intangible assets	10,342	10,342
Total operating expenses	967,717	3,262,368
Operating income (loss)	175,456	(1,950,332)
Unrealized gain on investment in Equitrans Midstream Corporation	89,055	—
Dividend and other income (expense)	20,987	(130)
Interest expense	56,573	57,911
Income (loss) from continuing operations before income taxes	228,925	(2,008,373)
Income tax expense (benefit)	38,234	(429,840)
Income (loss) from continuing operations	190,691	(1,578,533)
Income from discontinued operations, net of tax	—	133,554
Net income (loss)	190,691	(1,444,979)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	141,015
Net income (loss) attributable to EQT Corporation	$190,691	$(1,585,994)

Amounts attributable to EQT Corporation:
Income (loss) from continuing operations	$190,691	$(1,578,533)
(Loss) from discontinued operations, net of tax	—	(7,461)
Net income (loss) attributable to EQT Corporation	$190,691	$(1,585,994)

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	255,046	264,877
Income (loss) from continuing operations	$0.75	$(5.96)
(Loss) from discontinued operations	—	(0.03)
Net income (loss)	$0.75	$(5.99)
Diluted:
Weighted average common stock outstanding	255,387	264,877
Income (loss) from continuing operations	$0.75	$(5.96)
(Loss) from discontinued operations	—	(0.03)
Net income (loss)	$0.75	$(5.99)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Net income (loss)	$190,691	$(1,444,979)

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas, net of tax benefit of $(100)	—	(287)
Interest rate, net of tax expense of $10 and $18	42	44
Other post-retirement benefits liability adjustment, net of tax expense of $26 and $30	76	86
Change in accounting principle (a)	(496)	—
Other comprehensive (loss)	(378)	(157)
Comprehensive income (loss)	190,313	(1,445,136)
Less: Comprehensive income from discontinued operations attributable to noncontrolling interests	—	141,015
Comprehensive income (loss) attributable to EQT Corporation	$190,313	$(1,586,151)

(a)	Related to adoption of Accounting Standard Update (ASU) 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$190,691	$(1,444,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	37,889	(338,734)
Depreciation and depletion	391,113	437,893
Amortization of intangible assets	10,342	20,728
Amortization of financing costs and accretion expense	5,300	2,872
Asset and lease impairments	29,534	2,332,924
Unrealized gain on investment in Equitrans Midstream Corporation	(89,055)	—
Non-cash other income	(676)	(10,723)
Share-based compensation expense	3,853	5,892
Loss (gain) on derivatives not designated as hedges	131,996	(62,592)
Net cash settlements paid on derivatives not designated as hedges	(63,634)	(38,629)
Changes in other assets and liabilities:
Accounts receivable	342,465	62,423
Accounts payable	(149,487)	307
Other items, net	30,956	(62,970)
Net cash provided by operating activities	871,287	904,412

Cash flows from investing activities:
Capital expenditures	(371,028)	(558,738)
Capital expenditures for discontinued operations (a)	—	(170,589)
Capital contributions to Mountain Valley Pipeline, LLC (a)	—	(117,019)
Other investing activities	697	(3,090)
Net cash used in investing activities	(370,331)	(849,436)

Cash flows from financing activities:
Increase in borrowings on credit facilities	820,000	913,500
Repayment of borrowings on credit facilities	(1,270,000)	(958,500)
Increase in borrowings on EQM Midstream Partners, LP credit facilities (a)	—	304,000
Repayment of borrowings on EQM Midstream Partners, LP credit facilities (a)	—	(128,000)
Dividends paid	(7,652)	(7,942)
Distributions to noncontrolling interests (a)	—	(88,896)
Repayments and retirements of debt	(1,141)	(7,999)
Proceeds from awards under employee compensation plans	—	1,946
Cash paid for taxes related to net settlement of share-based incentive awards	(4,804)	(20,009)
Repurchase of common stock	—	(9)
Net cash (used in) provided by financing activities	(463,597)	8,091
Net change in cash, cash equivalents and restricted cash	37,359	63,067
Cash, cash equivalents and restricted cash at beginning of period	3,487	147,315
Cash and cash equivalents at end of period	$40,846	$210,382

Cash paid (received) during the period for:
Interest, net of amount capitalized	$13,749	$27,519
Income taxes, net	$23	$(9)

Non-cash activity during the period for:
Increase in right-of-use lease assets and lease liabilities	$89,021	$—
Increase in asset retirement costs and obligations	$1,285	$1,856

(a)	Amounts related to discontinued operations as described in Note 2 to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,846	$3,487
Accounts receivable (less provision for doubtful accounts: $6,333 at March 31, 2019 and $8,648 at December 31, 2018)	817,535	1,241,843
Derivative instruments, at fair value	370,254	481,654
Tax receivable	130,567	131,573
Prepaid expenses and other	20,839	111,107
Total current assets	1,380,041	1,969,664

Property, plant and equipment	22,592,376	22,148,012
Less: accumulated depreciation and depletion	5,139,164	4,755,505
Net property, plant and equipment	17,453,212	17,392,507

Intangible assets, net	66,991	77,333
Investment in Equitrans Midstream Corporation	1,102,057	1,013,002
Other assets	337,384	268,838
Total assets	$20,339,685	$20,721,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$704,677	$704,390
Accounts payable	877,498	1,059,873
Derivative instruments, at fair value	308,607	336,051
Other current liabilities	294,708	254,687
Total current liabilities	2,185,490	2,355,001

Credit facility borrowings	350,000	800,000
Senior Notes	3,884,591	3,882,932
Note payable to EQM Midstream Partners, LP	108,835	110,059
Deferred income taxes	1,859,578	1,823,381
Other liabilities	811,603	791,742
Total liabilities	9,200,097	9,763,115

Shareholders' equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 257,225 at March 31, 2019 and December 31, 2018	7,817,227	7,828,554
Treasury stock, shares at cost: 2,226 at March 31, 2019 and 2,753 at December 31, 2018	(39,665)	(49,194)
Retained earnings	3,367,810	3,184,275
Accumulated other comprehensive loss	(5,784)	(5,406)
Total equity	11,139,588	10,958,229
Total liabilities and equity	$20,339,685	$20,721,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share or unit amounts)
Balance at January 1, 2018	264,320	$9,388,903	$(63,602)	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income				(1,585,994)		141,015	(1,444,979)
Net change in cash flow hedges:
Natural gas (a)					(287)		(287)
Interest rate (b)					44		44
Other post-retirement benefits liability adjustment (c)					86		86
Dividends (d)				(7,942)			(7,942)
Share-based compensation plans	680	(25,663)	12,298			390	(12,975)
Distributions to noncontrolling interests (e)						(88,896)	(88,896)
Change in accounting principle				4,113			4,113
Changes in ownership of consolidated subsidiaries		49				(64)	(15)
Balance at March 31, 2018	265,000	$9,363,289	$(51,304)	$2,406,952	$(2,615)	$5,147,440	$16,863,762

Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$—	$10,958,229
Comprehensive income (net of tax):
Net income				190,691			190,691
Net change in interest rate cash flow hedges (b)					42		42
Other post-retirement benefit liability adjustment (c)					76		76
Dividends (d)				(7,652)			(7,652)
Share-based compensation plans	527	(11,327)	9,529				(1,798)
Change in accounting principle (f)				496	(496)		—
Balance at March 31, 2019	254,999	$7,817,227	$(39,665)	$3,367,810	$(5,784)	$—	$11,139,588

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)	Net of tax benefit of $(100).

(b)	Net of tax expense of $18 for the three months ended March 31, 2018 and $10 for the three months ended March 31, 2019.

(c)	Net of tax expense of $30 for the three months ended March 31, 2018 and $26 for the three months ended March 31, 2019.

(d)	Dividends were $0.03 per share for both periods.

(e)	Distributions to noncontrolling interests were $1.025, $0.244, and $0.2917 per common unit from EQM Midstream Partners, LP (EQM), EQGP Holdings, LP, and Rice Midstream Partners LP, respectively.

(f)	Related to adoption of ASU 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2019 and December 31, 2018 and the results of its operations, cash flows and equity for the three month periods ended March 31, 2019 and 2018. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Additionally, the Condensed Consolidated Financial Statements have been recast to reflect the presentation of discontinued operations as a result of the Separation and Distribution defined and described in Note 2.

For further information, refer to the consolidated financial statements and related footnotes as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. The standard required entities to record assets and liabilities for contracts currently recognized as operating leases. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements. The update provided an optional transition method of adoption that permitted entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provided transition practical expedients. The standard required disclosures of the nature, maturity and value of an entity's lease liabilities and elections made by the entity. In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements, which, among other things, clarified interim disclosure requirements in the year of ASU 2016-02 adoption.

The Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company implemented a new lease accounting system to monitor its population of lease contracts. The Company also implemented processes and controls to review both new contracts and modifications to existing contracts that contain lease components for appropriate accounting treatment and to generate disclosures required under the standards. For the disclosures required by the standards, see Note 10.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act) from accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The reclassification permitted under this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU on January 1, 2019 which resulted in a $0.5 million decrease to other comprehensive income and increase to retained earnings.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

2.                        Discontinued Operations

On November 12, 2018, the Company completed the previously announced separation of its midstream business, which was composed of the separately operated natural gas gathering, transmission and storage, and water services businesses of the Company, from its upstream business, which is composed of the natural gas, oil and natural gas liquids (NGLs) development, production and sales and commercial operations of the Company (the Separation). The Separation was effected by the transfer of the midstream business from the Company to Equitrans Midstream Corporation (Equitrans Midstream) and the distribution of 80.1% of the outstanding shares of Equitrans Midstream common stock to the Company's shareholders (the Distribution).

The Company retained 19.9% of the outstanding shares of Equitrans Midstream common stock. The Company does not have the ability to exercise significant influence and does not have a controlling financial interest in Equitrans Midstream or any of its subsidiaries. As such, this investment is accounted for as an investment in equity securities. As of March 31, 2019, the fair value was based on the closing stock price of Equitrans Midstream multiplied by the number of shares of common stock owned by the Company. The changes in fair value were recorded in the Statements of Condensed Consolidated Operations.

Equitrans Midstream included all of the Company's former EQM Gathering, EQM Transmission and EQM Water segments. For all periods prior to the Separation and Distribution, the results of operations of Equitrans Midstream are reflected as discontinued operations. The Statements of Condensed Consolidated Operations have been recast to reflect this presentation and also included the presentation of certain transportation and processing expenses in continuing operations which were previously eliminated in consolidation. The cash flows related to Equitrans Midstream have not been segregated and are included within the Statements of Condensed Consolidated Cash Flows for all periods prior to the Separation and Distribution.

The results of operations of Equitrans Midstream presented as discontinued operations in the Statements of Condensed Consolidated Operations are summarized below. The Company allocated all of the transaction costs associated with the Separation and Distribution and a portion of the costs associated with the acquisition of Rice Energy Inc. to discontinued operations.

Three Months Ended March 31, 2018
(Thousands)
Operating revenues	$121,547
Transportation and processing	(226,517)
Operation and maintenance	27,229
Selling, general and administrative	12,800
Depreciation	45,200
Transaction costs	25,633
Amortization of intangible assets	10,386
Other income	9,715
Interest expense	12,102
Income from discontinued operations before income taxes	224,429
Income tax expense	90,875
Income from discontinued operations after income taxes	133,554
Less: Net income from discontinued operations attributable to noncontrolling interests	141,015
Net (loss) from discontinued operations	$(7,461)

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amounts of the discontinued operations related to Equitrans Midstream for cash flows from operating activities which are included and not separately stated in the Statements of Condensed Consolidated Cash Flows. Cash flows from investing and financing are separately stated in the Statements of Condensed Consolidated Cash Flows.

Three Months Ended March 31, 2018
(Thousands)
Operating activities:
Deferred income tax expense	$27,964
Depreciation	45,200
Amortization of intangibles	10,386
Other income	(9,715)
Share-based compensation expense	$707

3.        Revenue from Contracts with Customers

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

The sales of natural gas, oil and NGLs as presented on the Statements of Condensed Consolidated Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, oil and NGLs on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $468.2 million and $783.0 million as accounts receivable within the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides disaggregated information regarding the Company’s revenues. Certain contracts that provide for the release of capacity that is not used to transport the Company’s produced volumes were deemed to be outside the scope of ASU 2014-09, Revenue from Contracts with Customers. The cost of, and recoveries on, that capacity are reported within net marketing services and other. Derivative contracts are also outside the scope of Revenue from Contracts with Customers.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$1,193,849	$1,089,760
NGLs sales	69,604	125,468
Oil sales	8,160	11,146
Net marketing services and other	—	2,277
Total revenues from contracts with customers	$1,271,613	$1,228,651

Other sources of revenue:
Net marketing services and other	3,556	20,793
(Loss) gain on derivatives not designated as hedges	(131,996)	62,592
Total operating revenues	$1,143,173	$1,312,036

The following table includes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of March 31, 2019. The table excludes all contracts that qualified for the exception to the relative standalone selling price method.

	2019	2020	2021	Total
	(Thousands)
Natural gas sales	$28,032	$28,582	$2,315	$58,929

4.                        Derivative Instruments

The Company’s primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company. The Company utilizes derivative commodity instruments to hedge its cash flows from sales of the Company's produced natural gas and NGLs. The Company’s overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time. All changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Condensed Consolidated Operations.

Contracts which result in physical delivery of a commodity expected to be sold by the Company in the normal course of business are generally designated as normal sales and are exempt from derivative accounting. If contracts that result in the physical receipt or delivery of a commodity are not designated or do not meet all the criteria to qualify for the normal purchase and normal sale scope exception, the contracts are subject to derivative accounting.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 2,723 Bcf of natural gas and 1,100 Mbbls of NGLs as of March 31, 2019, and 3,128 Bcf of natural gas and 1,505 Mbbls of NGLs as of December 31, 2018. The open positions at March 31, 2019 and December 31, 2018 had maturities extending through December 2024 for both periods.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the counterparty, the counterparty requires the Company to remit funds as a margin deposit for the derivative liability which is in excess of the threshold amount. The Company records these deposits as a current asset. When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount. The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract. The margin requirements are subject to change at the exchanges’ discretion. The Company recorded current assets of $7.9 million and $40.3 million as of March 31, 2019 and December 31, 2018, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
As of March 31, 2019
Asset derivative instruments, at fair value	$370,254	$(200,252)	$—	$170,002
Liability derivative instruments, at fair value	$308,607	$(200,252)	$(7,917)	$100,438

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$(256,087)	$—	$225,567
Liability derivative instruments, at fair value	$336,051	$(256,087)	$(40,283)	$39,681

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by S&P Global Ratings (S&P) or Moody’s Investors Service, Inc. (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds. The additional collateral can be up to 100% of the derivative liability. As of March 31, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $134.7 million, for which the Company had no collateral posted on March 31, 2019. If the Company’s credit rating by S&P or Moody’s had been downgraded below investment grade on March 31, 2019, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB- by S&P and Baa3 by Moody’s at March 31, 2019.  In order to be considered

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The table below reflects assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
As of March 31, 2019
Asset derivative instruments, at fair value	$370,254	$82,300	$287,954	$—
Liability derivative instruments, at fair value	$308,607	$45,697	$262,910	$—

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$112,107	$369,547	$—
Liability derivative instruments, at fair value	$336,051	$126,582	$209,469	$—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of the Company's investment in Equitrans Midstream approximates fair value as it was based on the closing stock price of Equitrans Midstream common stock multiplied by the number of shares of common stock of Equitrans Midstream owned by the Company. The carrying value of borrowings under the Company's credit facility approximates fair value as the interest rates are based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company estimates the fair value of its Senior Notes using its established fair value methodology.  As the Company's Senior Notes are not all actively traded, the fair value is a Level 2 fair value measurement. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company's Senior Notes was approximately $4.6 billion and $4.4 billion, respectively, and the carrying value of the Company's Senior Notes was approximately $4.6 billion for both periods, inclusive of amounts included in current portion of debt on the Condensed Consolidated Balance Sheets. The fair value of the Company's note payable to EQM is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company's note payable to EQM was approximately $123 million and $122 million, respectively, and the carrying value of the Company's note payable to EQM was approximately $114 million and $115 million, respectively, inclusive of amounts included in current portion of debt on the Condensed Consolidated Balance Sheets.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

For information on the fair values of assets related to the impairments of proved and unproved oil and gas properties and of other long-lived assets, see Note 11 and Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

6.                       Income Taxes

For the three months ended March 31, 2019 and 2018, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter. There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the three months ended March 31, 2019.

The Company recorded income tax expense at an effective tax rate of 16.7% for the three months ended March 31, 2019 and income tax benefit at an effective tax rate of 21.4% for the three months ended March 31, 2018. The Company’s effective tax rate for the three months ended March 31, 2019 was lower than the statutory rate primarily due to the release of the valuation allowance relating to Alternative Minimum Tax (AMT) sequestration. The IRS announced in January 2019 that it was reversing its prior position that 6.2% of AMT refunds were subject to sequestration by the federal government. As a result, the Company reversed this related valuation allowance in the first quarter of 2019. The Company’s effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate primarily because the amount of benefit recorded at any interim period is limited to the amount of benefit that would be recognized if the year-to-date loss was the forecasted loss for the entire year.

7.                       Revolving Credit Facility

The Company has a $2.5 billion revolving credit facility that expires in July 2022. The Company had no letters of credit outstanding under the credit facility as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019 and 2018, the maximum amounts of outstanding borrowings at any time under the credit facility were $1.1 billion and $1.6 billion, respectively, the average daily balances were approximately $0.6 billion and $1.4 billion, respectively, and interest was incurred at weighted average annual interest rates of 4.0% and 3.1%, respectively.

8.                            Earnings Per Share

Potentially dilutive securities consisting of restricted stock awards included in the calculation of diluted earnings per share totaled 340,923 for the three months ended March 31, 2019. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive totaled 1,775,429 for the three months ended March 31, 2019. As a result of the Company's net loss for the three months ended March 31, 2018, all options and restricted stock of 1,896,224 were excluded from the calculation of diluted earnings per share.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9.         Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table explains the changes in accumulated other comprehensive income (OCI) (loss) by component.

	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
As of January 1, 2019	$—		$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	—		42	(a)	76	(b)	118
Change in accounting principle	—		—		(496)	(c)	(496)
As of March 31, 2019	$—		$(345)		$(5,439)		$(5,784)

As of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(287)	(a)	44	(a)	86	(b)	(157)
As of March 31, 2018	$4,338		$(511)		$(6,442)		$(2,615)

(a)
(Gains) losses reclassified from accumulated OCI, net of tax related to natural gas cash flow hedges were reclassified into operating revenues. Losses from accumulated OCI, net of tax related to interest rate cash flow hedges were reclassified into interest expense.

(b)
This accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company’s defined benefit pension plans and other post-retirement benefit plans. See Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(c)	Related to adoption of ASU 2018-02. See Note 1 for additional information.

10.        Leases

The Company leases certain drilling rigs, facilities and other equipment.

As discussed in Note 1, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements; (ii) to not apply the recognition requirements under the standard to short-term leases; and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on January 1, 2019 or lease effective date and the recognition of variable nonlease payments as variable lease expense.

On January 1, 2019, the Company recorded a total of $89.0 million in right-of-use assets and corresponding new lease liabilities on its Condensed Consolidated Balance Sheet representing the present value of its future operating lease payments. Adoption of the standards did not require an adjustment to the opening balance of retained earnings. The discount rate used to determine present value was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of January 1, 2019. The Company is required to reassess the discount rate for any new and modified lease contracts as of the lease effective date.

The right-of-use assets and lease liabilities recognized upon adoption of ASU 2016-02 were based on the lease classifications, lease commitment amounts and terms recognized under the prior lease accounting guidance. Leases with an initial term of twelve months or less are considered short-term leases and are not recorded on the balance sheet. As of March 31, 2019, the Company had no finance leases and was not a lessor.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes operating lease costs for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(Thousands)
Operating lease costs	$19,284
Variable lease costs	3,255
Total lease costs (a)	$22,539

(a)
Includes $18.6 million capitalized to property, plant and equipment on the Condensed Consolidated Balance Sheet primarily for drilling rigs, of which $16.8 million relates to operating lease costs. Also includes short-term lease costs which were immaterial.

For the three months ended March 31, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company's Statement of Condensed Consolidated Cash Flows, was $2.8 million. During the three months ended March 31, 2019, the Company did not record any right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other current liabilities and other liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of March 31, 2019, the operating right-of-use assets were $67.3 million and operating lease liabilities were $76.2 million, of which $41.6 million was classified as current. As of March 31, 2019, the weighted average remaining lease term was 3 years and the weighted average discount rate was 3.5%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of March 31, 2019.

As of March 31, 2019
(Thousands)
2019 (April - December)	$41,229
2020	8,418
2021	8,456
2022	8,437
2023	8,417
2024+	6,013
Total lease payments	80,970
Less: Interest	4,772
Present value of lease liabilities	$76,198

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

11.        Divestitures

In 2018, the Company sold its non-core Permian Basin assets located in Texas and its non-core assets in the Huron play (2018 Divestitures).

During the first quarter of 2018, the Company recorded an impairment of $2.3 billion associated with certain non-core production and related midstream assets in the Huron and Permian plays. The Company determined these properties and related pipeline assets were impaired as their carrying value exceeded the undiscounted cash flows which were expected to result from their continued use and potential disposition and because management no longer intended to develop the associated unproved properties. The first quarter of 2018 impairment reduced these assets to their estimated fair value of approximately $1 billion.

The fair value of the impaired assets, as determined at March 31, 2018, was based on significant inputs that were not observable in the market and as such are considered to be Level 3 fair value measurements. See Note 5 for a description of the fair value hierarchy and Note 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the policy on impairment of proved and unproved properties. Key assumptions included in the calculation of the fair value of the impaired assets as of March 31, 2018 included (i) reserves, including risk adjustments for probable and possible reserves; (ii) future commodity prices; (iii) to the extent available, market based indicators of fair value including estimated proceeds which could be realized upon a potential disposition; (iv) production rates based on the Company's experience with similar properties in which it operates; (v) estimated future operating and development costs; and (vi) a market-based weighted average cost of capital.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements, and the notes thereto, included elsewhere in this report. For all periods prior to the Separation and Distribution (as defined in Note 2 to the Condensed Consolidated Financial Statements), the results of operations of Equitrans Midstream Corporation (Equitrans Midstream) are reflected as discontinued operations. The Statements of Condensed Consolidated Operations have been recast to reflect this presentation and also included presenting certain transportation and processing expenses in continuing operations which were previously eliminated in consolidation. The cash flows related to Equitrans Midstream have not been segregated and are included within the Statements of Condensed Consolidated Cash Flows for all periods prior to the Separation and Distribution. See Note 2 to the Condensed Consolidated Financial Statements for amounts of the discontinued operations related to Equitrans Midstream which are included in the Statements of Condensed Consolidated Cash Flows.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of EQT Corporation and its subsidiaries (collectively, the Company), including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, depth, spacing, lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes (including liquids volumes) and growth rates; production of free cash flow and the Company's ability to reduce its drilling costs and capital expenditures; the Company's ability to maximize recoveries per acre; infrastructure programs; the cost, capacity, and timing of regulatory approvals; monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the Company’s ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice Energy Inc.; the Company's ability to achieve the anticipated operational, financial and strategic benefits of its spin-off of Equitrans Midstream; the timing and structure of any dispositions of the Company's approximately 19.9% interest in Equitrans Midstream, and the planned use of the proceeds from any such dispositions; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments and reserve life; potential future impairments of the Company's assets; projected capital expenditures; the amount and timing of any repurchases of the Company's common stock including whether the Company will institute a share repurchase program; dividend amounts and rates; liquidity and financing requirements, including funding sources and availability; hedging strategy; the effects of litigation, government regulation, and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently available to the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and the other documents the Company files from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Reserve engineering is a process of estimating underground accumulations of natural gas, natural gas liquids (NGLs) and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development program. Accordingly, reserve estimates may differ significantly from the quantities of natural gas, NGLs and oil that are ultimately recovered.

Consolidated Results of Operations

Income from continuing operations for the three months ended March 31, 2019 was $190.7 million, $0.75 per diluted share, compared to a loss from continuing operations of $1.6 billion, a loss of $5.96 per diluted share, for the three months ended March 31, 2018. The $1.8 billion increase was primarily attributable to an impairment charge of $2.3 billion associated with the 2018 Divestitures (as defined in Note 11 to the Condensed Consolidated Financial Statements) recorded in the first quarter of 2018, partly offset by an income tax benefit of $0.4 billion recorded in the first quarter of 2018 and a loss on derivatives not designated as hedges in 2019 compared to a gain in 2018.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2019	2018	%
	(Thousands, unless noted)
NATURAL GAS
Sales volume (MMcf)	363,717	329,404	10.4
NYMEX price ($/MMBtu) (a)	$3.15	$2.98	5.7
Btu uplift	0.15	0.20	(25.0)
Natural gas price ($/Mcf)	$3.30	$3.18	3.8

Basis ($/Mcf) (b)	$(0.02)	$0.13	(115.4)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.12)	(0.15)	(20.0)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.14)	$(0.02)	600.0

Average adjusted price ($/Mcf)	$3.16	$3.16	—
Cash settled derivatives (not designated as hedges) ($/Mcf)	(0.06)	0.04	(250.0)
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.10	$3.20	(3.1)

Natural gas sales, including cash settled derivatives	$1,129,201	$1,055,065	7.0

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	12,549	18,391	(31.8)
Sales volume (Mbbls)	2,091	3,065	(31.8)
Price ($/Bbl)	$29.86	$37.50	(20.4)
Cash settled derivatives (not designated as hedges) ($/Bbl)	1.65	(1.21)	(236.4)
Average NGLs price, including cash settled derivatives ($/Bbl)	$31.51	$36.29	(13.2)
NGLs sales	$65,903	$111,236	(40.8)
Ethane:
Sales volume (MMcfe) (c)	5,938	7,997	(25.7)
Sales volume (Mbbls)	990	1,333	(25.7)
Price ($/Bbl)	$7.23	$7.90	(8.5)
Ethane sales	$7,152	$10,532	(32.1)
Oil:
Sales volume (MMcfe) (c)	1,266	1,213	4.4
Sales volume (Mbbls)	211	202	4.5
Price ($/Bbl)	$38.67	$55.15	(29.9)
Oil sales	$8,160	$11,146	(26.8)

Total liquids sales volume (MMcfe) (c)	19,753	27,601	(28.4)
Total liquids sales volume (Mbbls)	3,292	4,600	(28.4)

Liquids sales	$81,215	$132,914	(38.9)

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$1,210,416	$1,187,979	1.9
Total sales volume (MMcfe)	383,470	357,005	7.4
Average realized price ($/Mcfe)	$3.16	$3.33	(5.1)

(a)
The Company’s volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $3.15 and $3.00 for the three months ended March 31, 2019 and 2018, respectively.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, to total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. Adjusted operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of "net marketing services and other." Management utilizes adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement. Adjusted operating revenues also excludes "net marketing services and other" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Net marketing services and other" primarily includes the cost of and recoveries on pipeline capacity not used for the Company's sales volumes and revenues for gathering services. Management further believes that adjusted operating revenues as presented provides useful information to investors for evaluating period-over-period earnings trends.

	Three Months Ended March 31,
	2019	2018
	(Thousands, unless noted)
Total operating revenues	$1,143,173	$1,312,036
Add back (deduct):
Loss (gain) on derivatives not designated as hedges	131,996	(62,592)
Net cash settlements paid on derivatives not designated as hedges	(63,634)	(38,629)
Premiums received for derivatives that settled during the period	2,437	234
Net marketing services and other	(3,556)	(23,070)
Adjusted operating revenues, a non-GAAP financial measure	$1,210,416	$1,187,979
Total sales volumes (MMcfe)	383,470	357,005
Average realized price ($/Mcfe)	$3.16	$3.33

Sales Volumes and Revenues

	Three Months Ended March 31,
	2019	2018	%
Sales volume detail (MMcfe):
Marcellus (a)	327,085	288,773	13.3
Ohio Utica	54,625	47,510	15.0
Other	1,760	20,722	(91.5)
Total sales volumes (b)	383,470	357,005	7.4

Average daily sales volumes (MMcfe/d)	4,261	3,967	7.4

Operating revenues (thousands):
Sales of natural gas, oil and NGLs	$1,271,613	$1,226,374	3.7
(Loss) gain on derivatives not designated as hedges	(131,996)	62,592	(310.9)
Net marketing services and other	3,556	23,070	(84.6)
Total operating revenues	$1,143,173	$1,312,036	(12.9)

(a)	Includes Upper Devonian wells.

(b)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

Total operating revenues were $1,143.2 million for the three months ended March 31, 2019 compared to $1,312.0 million for the three months ended March 31, 2018. Sales of natural gas, oil and NGLs increased as a result of a 7% increase in sales volumes in 2019, which was primarily a result of increased production from the 2017 and 2018 drilling programs, partly offset by the 2018 Divestitures and the normal production decline in the Company’s producing wells. Excluding sales volumes related to the 2018 Divestitures, sales of natural gas, oil and NGLs increased 13% in the first quarter of 2019. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, the average realized price decreased due to a lower average differential

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and a decrease in higher priced liquids sales as a result of the 2018 Divestitures. The Company paid $63.6 million and $38.6 million of net cash settlements for derivatives not designated as hedges for the three months ended March 31, 2019 and 2018, respectively, that are included in the average realized price but do not directly correlate to GAAP operating revenues. The decrease in the average differential primarily related to lower gas daily prices during the first quarter of 2019 at sales points off the Company's Northeast capacity partly offset by higher Appalachian Basin basis in 2019.

Changes in fair market value of derivative instruments prior to settlement are recognized in (loss) gain on derivatives not designated as hedges. Total operating revenues for the three months ended March 31, 2019 included a $132.0 million loss on derivatives not designated as hedges compared to a $62.6 million gain on derivatives not designated as hedges for the three months ended March 31, 2018. The loss for the three months ended March 31, 2019 primarily related to decreases in the fair market value of the Company’s NYMEX and basis swaps due to increases in NYMEX and basis prices during the quarter.

Net marketing services and other decreased for the three months ended March 31, 2019 as a result of fewer capacity releases and lower capacity release rates related to the Company’s Tennessee Gas Pipeline capacity in addition to lower revenues from gathering services as result of the 2018 Divestitures.

Operating Expenses

The following table presents information about certain of the Company's operating expenses.

	Three Months Ended March 31,
	2019	2018	%
	(Thousands, except per unit)
Per Unit ($/Mcfe)
Gathering	$0.56	$0.54	3.7
Transmission	0.50	0.50	—
Processing	0.08	0.13	(38.5)
Lease operating expenses (LOE), excluding production taxes	0.06	0.10	(40.0)
Production taxes	0.05	0.07	(28.6)
Exploration	—	—	—
Selling, general and administrative	0.13	0.11	18.2
Production depletion	$1.01	$1.07	(5.6)

Operating expenses:
Gathering	$214,601	$193,618	10.8
Transmission	192,306	178,016	8.0
Processing	32,339	45,023	(28.2)
LOE, excluding production taxes	23,072	34,132	(32.4)
Production taxes	20,336	24,502	(17.0)
Exploration	1,007	1,225	(17.8)
Selling, general and administrative	$48,978	$39,815	23.0

Depreciation and depletion:
Production depletion	$387,414	$380,525	1.8
Other depreciation and depletion	3,699	12,168	(69.6)
Total depreciation and depletion	$391,113	$392,693	(0.4)

Gathering. Gathering expense increased on an absolute basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the 7% increase in sales volumes. Gathering expense on a per Mcfe basis was impacted by the 2018 Divestitures. Excluding the sales volumes related to the 2018 Divestitures, gathering expense on a per Mcfe basis was $0.57 in the first quarter 2018.

Transmission. Transmission expense increased on an absolute basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to increased transportation capacity to move the Company’s natural gas out of the Appalachian Basin, primarily on the Rover pipeline, increased volumetric charges and costs associated with additional unreleased

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tennessee Gas Pipeline capacity. These increases were partly offset by reduced firm capacity costs as a result of the 2018 Divestitures.

Processing. Processing expense decreased on an absolute basis and on a per Mcfe basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of the 2018 Divestitures as well as lower costs associated with the decrease in NGL sales volumes.

LOE. LOE decreased on an absolute basis and on a per Mcfe basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of the 2018 Divestitures, growth in sales volumes in 2019 and lower salt water disposal costs. Excluding the sales volumes and costs related to the 2018 Divestitures, LOE on a per Mcfe basis was $0.06 in the first quarter 2018.

Production taxes. Production taxes decreased on an absolute basis and on a per Mcfe basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of the 2018 Divestitures.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis and on a per Mcfe basis for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an $8.0 million litigation reserve during the first quarter of 2019. Labor and personnel costs decreased by $6.4 million as a result of the Company's efficiency efforts; however, this decrease was offset by an increase in long-term incentive compensation primarily due to forfeited awards which resulted in a reversal of long-term incentive compensation expense in the first quarter of 2018. The Company expects labor and personnel costs to continue to decrease as compared to prior year. Long-term incentive compensation could fluctuate with changes in the Company's stock price and performance conditions.

Depreciation and depletion. During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, production depletion increased as a result of higher produced volumes partly offset by a lower depletion rate. Other depreciation and depletion decreased as a result of the 2018 Divestitures.

Impairment/loss on sale of long-lived assets. See Note 11 to the Condensed Consolidated Financial Statements for a discussion of the asset impairment in 2018.

Lease impairments and expirations. Lease impairments and expirations increased in the first quarter of 2019 compared to the first quarter of 2018 due to an increase in the amount of leases that expired. The increase in the number of leases expiring in 2019 is primarily due to acquisition activity completed by the Company throughout 2016 and 2017.

Proxy and transaction costs. Proxy and transaction costs decreased in the first quarter of 2019 compared to the first quarter of 2018 primarily due to legal and banking fees related to the acquisition of Rice Energy Inc. in the first quarter of 2018.

Other Income Statement Items

Unrealized gain on investment in Equitrans Midstream Corporation. During the first quarter of 2019, the Company recorded an unrealized gain due to an increase in the fair market value of the investment in Equitrans Midstream.

Dividend and other income (expense). Dividend and other income (expense) increased primarily due to dividends received from Equitrans Midstream of $20.7 million in the first quarter of 2019.

Interest expense. Interest expense decreased by $1.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of a decrease in borrowings under the Company's credit facility.

Income tax expense (benefit). See discussion in Note 6 to the Condensed Consolidated Financial Statements.

OUTLOOK

The Company seeks to be the premier producer of environmentally responsible, reliable, low-cost natural gas, while maximizing the long-term value of its assets through operational efficiency and a culture of sustainability. To accomplish these objectives and deliver value to its stakeholders, the Company's strategic priorities include focusing on reducing costs, improving operational and capital efficiency, consistently delivering volumes and prioritizing the return of capital to shareholders while strengthening the Company's balance sheet. The Company intends to achieve mid-single digit year-over-year production growth combined with

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

substantial and sustainable free cash flow by executing on its plan, with a stable operating cadence which is expected to result in higher capital efficiency.

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

In 2019, the Company expects to spend approximately $1.5 billion for reserve development, approximately $0.2 billion for land and lease acquisitions, approximately $0.1 billion for capitalized overhead and approximately $0.1 billion for other production infrastructure. The Company plans to spud approximately 123 gross wells (111 net), including 87 Marcellus gross wells in Pennsylvania (83 net), 11 Marcellus wells in West Virginia and 25 Ohio Utica gross wells (17 net). Estimated sales volumes are expected to be 1,480 to 1,520 Bcfe for 2019. The 2019 drilling program is expected to support a 5% increase in sales volume in 2020 over the Company's 2019 expected sales volumes. The 2019 capital investment plan is expected to be funded by cash generated from operations.

The Company’s revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company’s ability to develop its reserves of, natural gas, oil and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, oil and NGLs at the Company's ultimate sales points and thus cannot predict the ultimate impact of prices on its operations. Changes in natural gas, oil and NGLs prices could affect, among other things, the Company's development plans, which would increase or decrease the pace of the development and the level of the Company's reserves, as well as the Company's revenues, earnings or liquidity. Lower prices could also result in non-cash impairments in the book value of the Company’s oil and gas properties or other long lived intangible assets or downward adjustments to the Company’s estimated proved reserves. Any such impairment and/or downward adjustment to the Company’s estimated reserves could potentially be material to the Company.

See "Critical Accounting Policies and Estimates" and Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. See also Item 1A, "Risk Factors - Natural gas, NGLs and oil price declines have resulted in impairment of certain of our non-core assets. Future declines in commodity prices, increases in operating costs or adverse changes in well performance may result in additional write-downs of the carrying amounts of our assets, including long lived intangible assets, which could materially and adversely affect our results of operations in future periods" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities. Net cash flows provided by operating activities totaled $871.3 million for the three months ended March 31, 2019 compared to $904.4 million for the three months ended March 31, 2018. The decrease was driven by the results of discontinued operations included in the three months ended March 31, 2018 and higher cash settlements paid on derivatives not designated as hedges, partly offset by the favorable timing of payments during the three months ended March 31, 2019.

The Company's cash flows from operating activities will be impacted by future movements in the market price for commodities. The Company is unable to predict these future price movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A, "Risk Factors - Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect upon our revenue, profitability, future rate of growth, liquidity and financial position" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Investing Activities. Net cash flows used in investing activities totaled $370.3 million for the three months ended March 31, 2019 compared to $849.4 million for the three months ended March 31, 2018. The decrease was primarily due to lower capital expenditures during the three months ended March 31, 2019 and capital expenditures and capital contributions associated with the midstream business included in the three months ended March 31, 2018. The Company horizontally drilled approximately

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

555,000 net feet of pay and completed approximately 340,000 net feet of pay during the first three months of 2019. The Company also spent approximately $35 million on pad construction and pad facility costs during the first three months of 2019. During the first three months of 2019, the Company spud 33 gross wells (30 net), including 27 Marcellus wells in Pennsylvania, 2 Marcellus wells in West Virginia and 4 Ohio Utica gross wells (1 net). During the first three months of 2018, the Company spud 37 gross wells (30 net), including 26 Marcellus wells (25 net) in Pennsylvania and 11 Ohio Utica gross wells (5 net).

Capital Expenditures

	Three Months Ended March 31,
	2019	2018
	(Millions)
Reserve development	$401	$490
Land and lease	45	60
Capitalized overhead	17	29
Capitalized interest	7	7
Other production infrastructure	6	10
Property acquisitions	—	14
Other corporate items	—	—
Total capital expenditures from continuing operations	$476	$610
Midstream infrastructure (a)	—	171
Total capital expenditures	$476	$781
Add (deduct) non-cash items (b)	(105)	(52)
Total cash capital expenditures	$371	$729

(a)	Capital expenditures related to midstream infrastructure are presented as discontinued operations as described in Note 2 to the Condensed Consolidated Financial Statements.

(b)
Represents the net impact of non-cash capital expenditures including capitalized share-based compensation costs as well as the impact of timing of receivables from working interest partners and accrued capital expenditures.

Financing Activities. Net cash flows used in financing activities totaled $463.6 million for the three months ended March 31, 2019 compared to net cash flows provided by financing activities of $8.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, the primary uses of financing cash flows were net repayments of credit facility borrowings and dividends paid. For the three months ended March 31, 2018, the primary source of financing cash flows was a net increase in credit facility borrowings by the Company, EQM Midstream Partners, LP (EQM), and Rice Midstream Partners LP and the primary uses of financing cash flows were distributions to noncontrolling interests, cash paid for taxes on share-based incentive awards, repayments of debt and dividends paid.

The Company may from time to time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions and other factors. In addition, the Company plans to dispose of its retained shares of Equitrans Midstream’s common stock and use the proceeds to reduce the Company's debt. The Company has $700 million of debt that matures in 2019; these maturities may be funded by borrowings on the Company's credit facility or new loans, sales of the Company's retained interest in Equitrans Midstream common stock, cash from operations or a combination thereof.

Security Ratings and Financing Triggers

The table below reflects the credit ratings for debt instruments of the Company at March 31, 2019. Changes in credit ratings may affect the Company’s cost of short-term debt through interest rates and fees under its lines of credit. These ratings may also affect collateral requirements under derivative instruments, pipeline capacity contracts and rates available on new long-term debt and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s	Baa3	Stable
S&P	BBB-	Stable
Fitch Ratings Service (Fitch)	BBB-	Stable

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the ratings, particularly below investment grade, the Company’s access to the capital markets may be limited, borrowing costs and margin deposits on the Company’s derivative contracts would increase, counterparties may request additional assurances, including collateral, and the potential pool of investors and funding sources may decrease. The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. See Note 4 to the Condensed Consolidated Financial Statements for further discussion on what is deemed investment grade and a discussion of other factors affecting margin deposit requirements.

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s credit facility contains financial covenants that require a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of March 31, 2019, the Company was in compliance with all debt provisions and covenants.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of the borrowings under the Company's revolving credit facility.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas. The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The derivative commodity instruments currently utilized by the Company are primarily swaps, calls and puts. As of April 22, 2019, the approximate volumes and prices of the Company’s NYMEX hedge positions through 2023 are:

	2019 (a)	2020	2021	2022	2023
Swaps
Volume (MMDth)	591	553	306	136	61
Average Price($/Dth)	$2.91	$2.82	$2.78	$2.75	$2.74
Calls - Net Short
Volume (MMDth)	261	187	37	22	7
Average Short Strike Price ($/Dth)	$3.11	$3.15	$3.25	$3.20	$3.18
Puts - Net (Short) Long
Volume (MMDth)	(36)	—	10	—	—
Average Long Strike Price ($/Dth)	$2.97	$—	$2.71	$—	$—
Fixed Price Sales (b)
Volume (MMDth)	59	12	3	—	—
Average Price ($/Dth)	$2.83	$2.77	$2.77	$—	$—

(a)	April 1 through December 31.

(b)
The difference between the fixed price and NYMEX are included in average differential on the Company’s price reconciliation under "Consolidated Results of Operations." The fixed price natural gas sales agreements can be physically or financially settled.

For 2019 (April - December), 2020, 2021, 2022 and 2023, the Company has natural gas sales agreements for approximately 25 MMDth, 13 MMDth, 18 MMDth, 18 MMDth and 18 MMDth, respectively, that include average NYMEX ceiling prices of $3.37, $3.68, $3.17, $3.17 and $3.17, respectively. Currently, the Company has also entered into derivative instruments to hedge basis

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and a limited number of contracts to hedge its NGLs exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," and Note 4 to the Company’s Condensed Consolidated Financial Statements for further discussion of the Company’s hedging program.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the Company’s financial condition, results of operations or liquidity. See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's commitments and contingencies. See also Part II, Item 1 "Legal Proceedings" in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

See Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's guarantees.

Dividend

On April 17, 2019, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.03 per share, payable June 1, 2019, to the Company’s shareholders of record at the close of business on May 15, 2019.

Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company's primary market risk exposure is the volatility of future prices for natural gas and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas and NGLs at the Company's ultimate sales points and thus cannot predict the ultimate impact of prices on its operations. Prolonged low, and/or significant or extended declines in, natural gas and NGLs prices could adversely affect, among other things, the Company’s development plans, which would decrease the pace of development and the level of the Company's proved reserves.

The Company uses derivatives to reduce the effect of commodity price volatility. The Company's use of derivatives is further described in Note 4 to the Condensed Consolidated Financial Statements and under the caption "Commodity Risk Management" in the "Capital Resources and Liquidity" section of Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The Company's over the counter (OTC) derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company’s use of derivative instruments is implemented under a set of policies approved by the Company’s Hedge and Financial Risk Committee and reviewed by the Audit Committee of the Company’s Board of Directors.

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

For information on the quantity of derivative commodity instruments held by the Company, see Note 4 to the Condensed Consolidated Financial Statements and the "Commodity Risk Management" section in the "Capital Resources and Liquidity" section of Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

A hypothetical decrease of 10% in the market price of natural gas from the March 31, 2019 and December 31, 2018 levels would have increased the fair value of these natural gas derivative instruments by approximately $453.0 million and $432.5 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the March 31, 2019 and December 31, 2018 levels would have decreased the fair value of these natural gas derivative instruments by approximately $474.4 million and $443.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note 5 to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at March 31, 2019 and December 31, 2018. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its revolving credit facility and floating rate notes. All of the Company’s Senior Notes, other than the Company's floating rate notes, are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s fixed rate debt. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of the Company’s credit facility borrowings and Note 5 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 52%, or $288.0 million, of the Company’s OTC derivative contracts outstanding at March 31, 2019 had a positive fair value. Approximately 64%, or $369.5 million, of the Company’s OTC derivative contracts outstanding at December 31, 2018 had a positive fair value.

As of March 31, 2019, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

The Company is also exposed to the risk of nonperformance by credit customers on physical sales of natural gas, NGLs and oil. A significant amount of revenues and related accounts receivable are generated from the sale of produced natural gas and NGLs to certain marketers, utility and industrial customers located in the Appalachian Basin and in markets available through the Company's current transportation portfolio, which includes markets in the Gulf Coast, Midwest and Northeast United States and Canada. The Company also contracts with certain processors to market a portion of NGLs on behalf of the Company.

No one lender of the large group of financial institutions in the syndicate for the Company's credit facility holds more than 10%.  The large syndicate group and relatively low percentage of participation by each lender are expected to limit the Company’s exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings: Erosion and Sedimentation Releases, Allegheny County, Pennsylvania. Between November 2017 and March 2018, the Company received multiple Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP) relating to four of the Company’s well pads in Allegheny County, Pennsylvania. During this time period, Pennsylvania experienced unprecedented amounts of rainfall. The NOVs alleged violations of the Oil and Gas Act, and Clean Streams Law in connection with the effects of the rainfall on erosion and sedimentation controls at the Prentice, Fetchen, Oliver East, and Oliver West well pads. The Company cooperated fully with the PADEP to take appropriate actions to address the erosion and sedimentation control issues. The Company and the PADEP agreed to settle these matters and the Company paid civil penalties in February and April of 2019 in an aggregate amount of $400,000. The payment of the civil penalties did not have a material impact on the financial condition, results of operations or liquidity of the Company.

Other Legal Proceedings: Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia. On January 16, 2013, several royalty owners who had entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action lawsuit in the Circuit Court of Doddridge County, West Virginia. The suit alleged that EQT Production Company and a number of related companies, including the Company, EQT Energy, LLC, EQT Investments Holdings, LLC, EQM (the Company’s former midstream affiliate) and Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC, and a former subsidiary of the Company), failed to pay royalties on the fair value of the gas produced from the leases and took improper post-production deductions from the royalties paid. The plaintiffs sought more than $100 million (according to expert reports) in compensatory damages, punitive damages, and other relief. On May 31, 2013, the defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted the plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The defendants sought immediate appeal of the class certification. On November 30, 2017, the Court of Appeals declined the request for an immediate review. On February 13, 2019, the Company announced that it and the other defendants reached a tentative settlement agreement with the class representatives. Pursuant to the terms of the proposed settlement agreement, the Company agreed to pay $53.5 million into a settlement fund that will be established to disburse payments to class participants, and stop taking future post production deductions on leases that are determined by the Court to not permit deductions. The Company and the class representatives also agreed that future royalty payments will be based on a clearly defined index pricing methodology. The tentative settlement agreement is subject to Court approval and achieving a threshold minimum percentage of participation by the class members. Each class member will have the opportunity to opt out of the settlement. The Court preliminarily approved the settlement on February 13, 2019. The deadline for class members to opt out of the settlement is May 17, 2019. The final approval hearing is scheduled for July 11, 2019. If ultimately approved, the settlement will resolve the royalty claims for the class period, which spans from 2009 through 2017.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2019:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
January 1 – January 31, 2019	3,621	$20.19	—	$—
February 1 – February 28, 2019	—	—	—	—
March 1 – March 31, 2019	—	—	—	—
Total	3,621	$20.19	—	—

(a)	Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 5.  Other Information

As previously announced by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2019, Gary E. Gould became the Company’s Executive Vice President and Chief Operating Officer, effective as of April 22, 2019.

Effective on April 22, 2019, Erin R. Centofanti ceased to serve in the role of Executive Vice President, Production, and on such date Ms. Centofanti announced her intent to resign from the Company, effective as of May 3, 2019.

Item 6.  Exhibits

Exhibit No.	Document Description	Method of Filing
10.01	Offer Letter, dated March 4, 2019, by and between the Company and Gary E. Gould.	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on March 7, 2019.
10.02	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 6, 2019, between the Company and Gary E. Gould.	Filed herewith as Exhibit 10.02
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith
Senior Vice President and Chief Financial Officer
 Date:  April 25, 2019