Form 10-K/A
period 2018-12-31
EQT Corp
filed 2019-04-29
CIK 33213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

FORM 10-K/A

Amendment No. 1 to Form 10-K

_________________________________________________

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

FOR THE TRANSITION PERIOD FROM: ______ TO: _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018: $14.5 billion

The number of shares (in thousands) of common stock outstanding as of April 1, 2019: 255,284

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

On February 14, 2019, EQT Corporation (EQT or the Company) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the Original Form 10-K). This Amendment No. 1 on Form 10-K (the Form 10-K/A) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. EQT is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2018.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), certifications by EQT’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

Cautionary Statements

Disclosures in this Form 10-K/A may contain certain forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “approximate,” “expect,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Form 10-K/A include the matters discussed regarding the expectation of performance under compensation plans, anticipated financial and operational performance of the Company and its subsidiaries and reserves estimates.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth in the Company’s Original Form 10-K.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Website Information

This document includes several website references.  These website addresses are intended to provide inactive, textual references only.  The information on these websites is not part of this Form 10-K/A.

i

EQT Corporation

Form 10-K/A

December 31, 2018

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Executive Officers

Executive Officers of the Registrant (as of April 29, 2019)

Name (Age)	Current Title (Year Initially Elected an Executive Officer)	Business Experience
Gary E. Gould (54)	Executive Vice President and Chief Operating Officer (2019)

Elected to present position April 2019. Prior to joining the Company, Mr. Gould served in the following positions at Continental Resources, Inc: Senior Vice President of Production and Resource Development from November 2015 to March 2019; Senior Vice President, Operations from April 2015 to November 2015; Senior Vice President of Operations and Resource Development from May 2014 to April 2015; and Vice President of Resource Development from October 2013 through May 2014.

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

Elected to present position November 2018. Mr. McNally served as the Company’s Senior Vice President and Chief Financial Officer from March 2016 to November 2018, and in March 2017 he assumed additional management responsibilities for the Business Development, Facilities, Information Technology, Innovation, and Procurement functions. Mr. McNally served as a Director and Senior Vice President and Chief Financial Officer of the general partners of EQM Midstream Partners, LP (EQM) and EQGP Holdings, LP (EQGP) (master limited partnerships formed by the Company and divested by the Company as part of the November 2018 separation of the Company’s midstream business (the Spin-off)), from March 2016 to October 2018. He also served as a Director and Senior Vice President and Chief Financial Officer of the general partner of Rice Midstream Partners LP (RMP) (former master limited partnership acquired by the Company through its acquisition of Rice Energy Inc. (Rice Energy)) from November 2017 to July 2018. Prior to joining the Company, Mr. McNally served as Executive Vice President and Chief Financial Officer of Precision Drilling Corporation, a publicly-traded drilling services company, from July 2010 to March 2016. Mr. McNally is also a Director of the Company, having served on the Company’s Board of Directors since November 2018.

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

Elected to present position November 2018. Ms. Smith served as the Company’s Chief Accounting Officer from September 2016 to November 2018; Vice President and Controller of the Company’s midstream and commercial businesses from March 2013 to September 2016; and Vice President and Controller of the Company’s midstream business from January 2013 through March 2013. Ms. Smith also served as Chief Accounting Officer of the general partners of EQM and EQGP from September 2016 to October 2018, and served as the Chief Accounting Officer of the general partner of RMP, from November 2017 to July 2018.

All executive officers have executed agreements with the Company and serve at the pleasure of the Company’s Board of Directors.  Officers are elected annually to serve during the ensuing year or until their successors are elected and qualified, or until death, resignation or removal.

Directors

Philip G. Behrman, Ph.D.	Age 68	Director since July 2008

Retired Senior Vice President, Worldwide Exploration, Marathon Oil Corporation (publicly-traded integrated energy company), October 2000 through July 2008.

Member of the Audit Committee, Operating and Capital Efficiency Committee and the Public Policy and Corporate Responsibility Committee.

Qualifications.  Through his more than 40 years of energy industry experience, including substantial experience in exploration and production business operations, Dr. Behrman brings valuable perspectives with respect to the Company’s production operations.  In addition to his significant technical industry expertise, Dr. Behrman also brings extensive business and senior management experience to the Board, having served in various senior management positions with numerous major energy companies throughout his career.

A. Bray Cary, Jr.	Age 70	Director since July 2008

President, Cary Communications, Inc. (communications consulting company), since 1994.  Senior Advisor, West Virginia Office of the Governor, since 2017.  Consultant to West Virginia Media Holdings, LLC (media company), January 2016 through January 2017, and retired President, Chief Executive Officer and Director, West Virginia Media Holdings, LLC, from October 2001 through December 2015.

Chair of the Corporate Governance Committee and member of the Executive Committee and the Management Development and Compensation Committee.

Qualifications.  Mr. Cary has extensive public affairs, media relations and senior management experience, having founded and led various media and marketing businesses throughout his career.  Mr. Cary utilizes his broad business experience to provide valuable insights with respect to general business and management issues facing the Company.  Most importantly, Mr. Cary is uniquely positioned to provide leadership to the Board in public affairs and media relations.

Christina A. Cassotis	Age 54	Director since November 2018

Chief Executive Officer, Allegheny County Airport Authority, since 2015. Managing Officer, ICF International, Inc., a global commercial aviation consulting firm, 2007 through 2014.  Ms. Cassotis has served as a director of S&T Bancorp, Inc. (S&T Bank) (publicly-traded financial services company) since 2017, a member of the board of directors for Visit Pittsburgh, and a member of the International Aviation Women’s Association.

Member of the Corporate Governance Committee and the Public Policy and Corporate Responsibility Committee.

Qualifications.  As the leader of a global commercial aviation consulting firm and Chief Executive Officer of the Allegheny County Airport Authority, Ms. Cassotis brings to the Board significant experience in government affairs, public relations and risk management. Ms. Cassotis has demonstrated that she is a strong, decisive, and strategic leader, bringing extensive experience in assessing the complex relationship between organizations and their competitive operating environments. As an innovative leader, she has experience directing necessary change through organizations, by driving growth and delivering value.  Ms. Cassotis is also able to draw on her experience serving as a director of another public company board.

William M. Lambert	Age 61	Director since November 2018

Non-Executive Chairman of the Board, MSA Safety, Inc. (publicly-traded safety products manufacturer), since June 2018; Chairman of the Board, MSA Safety, Inc. (MSA), 2015 through May 2019; and President and Chief Executive Officer, MSA, from 2008 through June 2018. Mr. Lambert has served as a director of MSA since 2007 and as a director of Kennametal, Inc. (publicly-traded tooling and industrial materials manufacturer), serving as Chair on the board’s Audit Committee and a member of the Nominating and Corporate Governance Committees, since 2016.

Member of the Audit Committee and the Management Development and Compensation Committee.

Qualifications.  Mr. Lambert has extensive executive leadership experience, having served as President and Chief Executive Officer of MSA for approximately 10 years.  Mr. Lambert’s experience running MSA, a global leader in the development, manufacture and supply of safety products, including safety products used by the natural gas industry, make him uniquely positioned to offer meaningful oversight of the Company’s safety culture and operations.  Additionally, Mr. Lambert brings extensive experience in business strategy, product development, marketing and finance.  Mr. Lambert is also able to draw on his governance and industrial experience serving as a director of two other major public companies, as well as public policy experience serving for more than a decade as a director and executive committee member on major industrial trade associations.

Gerald F. MacCleary	Age 65	Director since November 2018

Chief Executive Officer and Chairman, Covestro LLC (formerly Bayer Material Science), since 2018; President of Covestro LLC, 2012 through 2017; and Senior Vice President, Polyurethanes, North America, 2004 through 2017. Mr. MacCleary serves as chairman of the American Chemistry Council’s Board of Directors, as well as a director on several industry boards, including the National Association of Manufacturers and on the Executive Committee for the Society of Chemical Industry.

Member of the Audit Committee.

Qualifications.  Mr. MacCleary has extensive executive leadership experience, most recently serving as the Chief Executive Officer and Chairman of Covestro, LLC.  In this role, he leads Covestro’s North American operations and has responsibility for the region’s corporate service functions, including communications, human resources, legal, accounting, information technology and supply chain. He is a leader in the chemical industry, with expertise in sales, marketing, general management and strategic leadership.  Mr. MacCleary has a strong financial background, having worked as an accountant early in his career, and has experience navigating the complexities of a commodities business in a highly regulated industry.

Robert J. McNally	Age 48	Director since November 2018

President and Chief Executive Officer, EQT, since November 2018; Senior Vice President and Chief Financial Officer, EQT, March 2016 through November 2018; director and Senior Vice President and Chief Financial Officer of the general partners of EQM and EQGP, March 2016 through October 2018; director and Senior Vice President and Chief Financial Officer of the general partner of RMP from November 2017 to July 2018. Former Executive Vice President and Chief Financial Officer, Precision Drilling Corporation (a publicly-traded Calgary based oil and natural gas contract drilling, completions, and production services provider), July 2010 through March 2016.

Member of the Executive Committee and the Public Policy and Corporate Responsibility Committee.

Qualifications.  Mr. McNally brings extensive business, leadership, management and financial experience to the Board.  Mr. McNally has nearly 25 years of experience in the energy sector.  He also has a strong capital markets background, which includes oversight of investments in energy technology start-ups at Kenda Capital LLC; an initial public offering while with Warrior Energy Services Corp.; and several years of investment banking and M&A advisory experience with Simmons & Company International.  Mr. McNally’s strong financial and industry experience, along with his deep understanding of the Company’s business operations and culture, enable him to provide unique and valuable perspectives on issues facing the Company.

Anita Powers	Age 63	Director since November 2018

Retired Executive Vice President of Worldwide Exploration, Occidental Oil and Gas Corporation, 2007 through January 2017; and Vice President, Occidental Petroleum Corporation, 2009 through January 2017.  Ms. Powers has served as a director of California Resources Corporation, a publicly-traded producer of oil and natural gas, and as a member of its Health, Safety and Environmental Committee since 2017.

Chair of the Operating and Capital Efficiency Committee.

Qualifications.  Ms. Powers has more than 36 years of experience in the oil and gas industry, having served in various senior roles at Occidental Oil and Gas Corporation, including most recently as Executive Vice President of Worldwide Exploration.  Through her extensive industry experience, Ms. Powers brings significant expertise at optimizing the efficiency of operations to drive returns.   As a senior geologist, Ms. Powers also brings significant technical expertise to the Board.  Ms. Powers is also able to draw on her experience serving as a director of another public company board.

Daniel J. Rice IV	Age 38	Director since November 2017

Retired Chief Executive Officer and director of Rice Energy (oil and gas exploration company acquired by the Company in November 2017), October 2013 through November 2017; Vice President and Chief Financial Officer, October 2008 through September 2013; and Chief Operating Officer, October 2012 through September 2013. Mr. Rice also served as a director and the Chief Executive Officer of Rice Midstream Management LLC, the general partner of RMP from January 2014 to November 2017.

Member of the Public Policy and Corporate Responsibility Committee.

Qualifications.  Mr. Rice has over a decade of experience in the natural gas industry, having most recently served as the Chief Executive Officer of Rice Energy.  Mr. Rice’s services at Rice Energy provide Mr. Rice with significant executive and operational insight into the Company’s production operations generally, and specifically with respect to the assets acquired in Company’s acquisition of Rice Energy.  While on the Rice Energy board of directors, Mr. Rice served on its Health, Safety and Environmental Committee.  Prior to joining Rice Energy, he served as an investment banker for Tudor Pickering Holt & Co., LLC from February 2008 through October 2008 and as a senior analyst of corporate planning for Transocean Inc. (offshore drilling contractor) from March 2005 through February 2008.

James E. Rohr	Age 70	Director since May 1996

Chairman of the Board of Directors, EQT, since November 2018; served as EQT’s Lead Independent Director from April 2011 through November 2018. Retired Executive Chairman, The PNC Financial Services Group, Inc. (PNC) (a publicly-traded financial services company), April 2013 through April 2014.  Mr. Rohr has served as a director of Marathon Petroleum Corporation (a publicly-traded petroleum product refiner, marketer and transporter), since July 2013, where he currently serves as Chairman of its Compensation Committee and a member of its Audit Committee; and Allegheny Technologies, Inc. (a publicly-traded specialty metal producer), since 1996, where he currently serves as Chairman of its Personnel and Compensation Committee.  Mr. Rohr was a director of PNC, from 1990 through April 2014; BlackRock, Inc. (a publicly-traded provider of investment, advisory and risk management solutions), from December 1999 through April 2014; and General Electric Company (a publicly-traded multinational industrial, energy and technology conglomerate), September 2013 through April 2018.

Chairman of the Board of Directors and member of the Management Development and Compensation Committee.

Qualifications.  Mr. Rohr’s experience as Chairman and Chief Executive Officer of one of the country’s largest financial services companies provides him with valuable business, leadership and management experience, with particular emphasis on capital markets and corporate finance transactions. Mr. Rohr’s experience enables him to provide cutting edge insights into the capital markets and corporate finance issues facing the Company.  Mr. Rohr is also able to draw on his prior experience as the chief executive officer of a major public company, along with his experience serving as a director of other public companies.

Stephen A. Thorington	Age 63	Director since September 2010

Retired Executive Vice President and Chief Financial Officer, Plains Exploration & Production Company (energy company engaged in the upstream oil and gas business) (now part of Freeport-McMoRan Inc.), September 2002 through April 2006.  Mr. Thorington served as a director of the general partner of EQGP from April 2015 through November 2018 and a director of the general partner of EQM from February 2018 to November 2018. Mr. Thorington was a director of KMG Chemicals, Inc. (diversified chemical company), May 2007 through December 2014, at which time he retired from the board at the conclusion of his then-current term.  Mr. Thorington also was a director of QRE GP, LLC, the general partner of QR Energy, LP (oil and natural gas production master limited partnership) (now part of Breitburn Energy Partners LP), January 2011 through November 2014.

Chair of the Audit Committee and member of the Executive Committee and the Operating and Capital Efficiency Committee.

Qualifications. Mr. Thorington has significant experience in energy company management, finance and corporate development, as well as natural gas exploration and production.  Mr. Thorington has served in a number of senior management positions with energy industry companies and, earlier in his career, held various senior positions within the investment banking industry.  Mr. Thorington also has extensive experience on other public company boards, including service as a member of audit, compensation, conflicts and nominating and corporate governance committees.  Mr. Thorington is able to draw upon these diverse experiences to provide guidance with respect to accounting matters, financial markets and financing transactions, exploration and production operations and investor relations.

Lee T. Todd, Jr., Ph.D.	Age 72	Director since November 2003

Retired President, Lee Todd Consulting, LLC (technology consulting services), October 2014 through April 2016.  Dr. Todd was Professor of Electrical Engineering at the University of Kentucky (major public research university), July 2011 through September 2014; and President of the University of Kentucky, July 2001 through June 2011.

Chair of the Management Development and Compensation Committee and member of the Corporate Governance Committee and the Executive Committee.

Qualifications.  Dr. Todd’s past service as President of the University of Kentucky provides valuable leadership and management experience, including experience leading a large organization.  Prior to joining the University of Kentucky, Dr. Todd developed a strong reputation as an innovator of emerging technology, having founded and led numerous successful technology companies.  Dr. Todd also has experience serving on boards of a variety of public companies, private companies and foundations.  These strong leadership and business experiences, along with Dr. Todd’s appreciation for the importance of innovation, enable him to offer a unique perspective with respect to business and technology issues facing the Company.

Christine J. Toretti	Age 62	Director since October 2015

President, Palladio, LLC (consulting company), since 2011.  President, The Jack Company (a natural gas production company), 1988 through 2015; and Chairman and Chief Executive Officer, S.W. Jack Drilling Company (privately-held land-based drilling company), 1990 through 2010.  Ms. Toretti serves as Chairman of the board of directors of S&T Bank and has served as a director since 1984.

Chair of the Public Policy and Corporate Responsibility Committee and member of the Corporate Governance Committee, the Executive Committee and the Operating and Capital Efficiency Committee.

Qualifications.  Ms. Toretti has extensive experience in the natural gas industry having been the Chairman and Chief Executive Officer of a large, privately-held, land-based drilling company.  In addition to her significant executive leadership and industry experience, Ms. Toretti also brings experience as a public company director, currently serving as the Chairman of the board of directors of S&T Bank.  Ms. Toretti also serves on a number of non-profit boards.  Ms. Toretti’s leadership skills and industry experience enable her to provide valuable insights into issues facing the Company.

Information about the Audit Committee

Our Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  A copy of the charter of the Audit Committee is posted on the Company’s website www.eqt.com by clicking on the “Investors” link on the main page and then on the “Corporate Governance” link followed by the “Charters and Documents” link.

Audit Committee

Stephen A. Thorington	Meetings Held in 2018: 10
Committee Chair

Additional Committee Members:  Phillip G. Behrman, Ph.D., William M. Lambert and Gerald F. MacCleary

Primary Responsibilities:  The Audit Committee assists the Board by overseeing the accounting and financial reporting processes of the Company and related disclosure matters; the audits and integrity of the Company’s financial statements; the qualifications, independence, and performance of the Company’s registered public accountants; and the qualifications and performance of the Company’s internal audit function.  The Committee also oversees the Company’s compliance with legal and regulatory requirements, including the Company’s code of business conduct and ethics.

Independence:  Each member of the Audit Committee is (i) independent under the Company’s corporate governance guidelines and applicable New York Stock Exchange (NYSE) listing standards and SEC rules and (ii) financially literate under applicable NYSE rules.  The Board has determined that each of Messrs. Lambert, MacCleary and Thorington qualifies as an “audit committee financial expert” (as defined under SEC rules).  The designation as an audit committee financial expert does not impose upon the members any duties, obligations, or liabilities that are greater than are generally imposed upon them as members of the Committee and the Board.  As audit committee financial experts, each of Messrs. Lambert, MacCleary and Thorington also has accounting or related financial management experience under applicable NYSE listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and all persons who beneficially own more than 10% of the Company’s common stock file initial reports of ownership and reports of changes in ownership of the Company’s common stock with the SEC.  As a practical matter, the Company assists its directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf.  Based solely upon the Company’s review of copies of filings or written representations from the reporting persons, the Company believes that all reports that were required to be filed under Section 16(a) of the Exchange Act were filed on a timely basis during 2018, with the exception of the following.  Due to an administrative error by the Company, the Forms 3 filed for Messrs. Lushko, Mitchell and Smith inadvertently omitted one time-based restricted stock unit award granted to each of them in early 2018.

Code of Ethics and Governance Documents

EQT is committed to the highest standards of business integrity and corporate governance.  All of our directors, executives and employees must act ethically.  We maintain a Code of Business Conduct and Ethics (Code of Ethics) that provides the ethical guidelines and expectations for those conducting business on behalf of EQT and affiliates. The Code of Ethics applies to all directors, officers and employees of EQT.

The Code of Ethics, as well as our Corporate Governance Guidelines and the charters of our Audit, Management Development and Compensation, Corporate Governance, and Public Policy and Corporate Responsibility Committees can be accessed through our website at https://ir.eqt.com/charters-and-documents.  These documents are also available to any shareholder who requests them in writing addressed to EQT Corporation, EQT Plaza, Suite 1700, 625 Liberty Avenue, Pittsburgh, PA 15222-3111, Attention: Corporate Secretary.  We will disclose any future amendments to, or waivers from, provisions of our Code of Ethics for members of the Board and our officers on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.  The Corporate Governance Committee of the Board periodically reviews and reassesses the adequacy of our overall corporate governance, Corporate Governance Guidelines and Committee charters.

Item 11.                 Executive Compensation

The Compensation Discussion and Analysis (CD&A) and “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below contain references to the Company’s adjusted EBITDA and adjusted EBITDAX, financial measures that have not been calculated in accordance with generally accepted accounting principles (GAAP), which are also referred to as non-GAAP supplemental financial measures.  Attached as Appendix A to this CD&A is a reconciliation of each of the Company’s adjusted 2018 EBITDA and adjusted 2018 EBITDAX to net income, the most directly comparable GAAP financial measure, as well as other important disclosures regarding non-GAAP financial measures.

As shareholders, you are invited to express your view of the compensation paid to the Company’s named executive officers for 2018, as discussed and analyzed below.

This Executive Compensation portion of this Form 10-K/A is organized into the following sections:

Compensation Discussion and Analysis

Message from the Management Development and Compensation Committee

2018 was a pivotal year for our Company as we transformed into a financially strong, returns-focused Appalachia upstream company.

The Company that we are today is the result of significant work and many accomplishments over the past year.  These efforts included:

•                 the successful integration of the business and operations of the former Rice Energy;

•                 completion of the sum-of-the-parts discount analysis, which evaluated the shareholder value creation opportunity of splitting the production and midstream operations into two separate companies; and

•                 the successful spin-off to our shareholders of the Company’s midstream business into a stand-alone, publicly-traded company.

Successfully executing these complex, transformative transactions marked a major achievement in 2018 and served to position the Company as a focused, premier pure-play upstream company with a vastly simplified financial and operational structure.

The Company transitioned to a new Chief Executive Officer, Robert McNally, who has announced his vision for the Company — to unlock the tremendous value in EQT’s world-class asset base by operating more efficiently and cost effectively to maximize free cash flow generation while continuing to adhere to the highest standards in safety and environmental sustainability.  The Committee has confidence in Mr. McNally’s leadership and strategic focus on achieving this vision.

At the same time, we as a Committee were mindful of the Company’s disappointing third quarter 2018 capital expenditures and operational performance relative to business plan.  Consistent with our performance-based compensation philosophy, our 2018 compensation decisions, which are explained more fully in the rest of this Compensation Discussion and Analysis, were informed in part by these events.

We, the Management Development and Compensation Committee, are committed to ensuring that our compensation programs align incentives for executive performance with the Company’s strategic priorities to drive increased shareholder value.  To align our 2019 compensation programs to this strategy, total shareholder return, operating efficiency, development efficiency and return on capital employed are significant performance measures under our 2019 long-term incentive program.  The short-term incentive plan focuses our employees on financial measures as well as safety and environmental metrics.  The Committee also leveraged the expertise of the recently-formed Operating and Capital Efficiency Committee in setting appropriately robust performance metrics against which performance will be measured.

We remain committed to listening to shareholder feedback as we continue to evaluate and refine the Company’s compensation programs.

A. Bray Cary, Jr.	William M. Lambert	James E. Rohr	Dr. Lee T. Todd, Jr.

Compensation Program Summary

Introduction

Excellence | Integrity | Accountability

EQT’s core values include a commitment to operational excellence, integrity, and accountability, and its executive compensation program is intended to promote achievement consistent with these values.  The Company believes that its executive compensation program:

•                              is designed to attract and retain the highest quality named executive officers;

•                              aligns the interests of the Company’s named executive officers with the interests of its shareholders by directly linking executive pay to Company performance;

•                              directly supports the Company’s strategic plan by focusing employee performance on specific value drivers; and

•                              is market-based and premised upon informed industry benchmarking.

The Company’s compensation program is designed to reward the named executive officers when the Company achieves strong financial and operational results.  Executive compensation is structured to require a commitment to performance, as evidenced by the large percentage of executive compensation that is “at-risk.”

The charts below reflect the fixed versus at-risk performance components of 2018 compensation for Mr. McNally, who was serving as the Chief Executive Officer at the end of 2018, on the one hand, and the other named executive officers who were serving as such at the end of 2018, on the other.  The Company believes the 2018 compensation of its named executive officers is consistent with its commitment to link pay with performance.

Named Executive Officers for 2018

This CD&A describes the Company’s compensation philosophy and the components of the Company’s compensation program for the following named executive officers in 2018.

Name	Title
Robert J. McNally	President and Chief Executive Officer(1)
Jimmi Sue Smith	Senior Vice President and Chief Financial Officer(2)
Erin R. Centofanti	Executive Vice President, Production(3)
Donald M. Jenkins	Executive Vice President, Commercial, Business Development, Information Technology and Safety(4)
Jonathan M. Lushko	General Counsel and Senior Vice President, Government Affairs(5)
David L. Porges	Former Interim President and Chief Executive Officer(6)
Steven T. Schlotterbeck	Former President and Chief Executive Officer(7)
David E. Schlosser, Jr.	Former Senior Vice President and President, Exploration & Production(8)
Jeremiah J. Ashcroft III	Former Senior Vice President and President, Midstream(9)

(1)         Mr. McNally became the Company’s President and Chief Executive Officer in November 2018, effective as of the Spin-off date. Mr. McNally previously served as the Company’s Chief Financial Officer.

(2)         Ms. Smith assumed her role effective as of the Spin-off date. Ms. Smith previously served as the Company’s Chief Accounting Officer.

(3)         Ms. Centofanti assumed her role in October 2018. Ms. Centofanti previously served as the Senior Vice President of Asset Development for EQT Production.  Effective upon Gary E. Gould’s commencement of employment as the Company’s Executive Vice President and Chief Operating Officer on April 22, 2019, Ms. Centofanti ceased to serve in the role of Executive Vice President, Production and, on such date, Ms. Centofanti announced her intent to resign from the Company, effective as of May 3, 2019.

(4)         Mr. Jenkins assumed his role effective as of the Spin-off date. Mr. Jenkins previously served as the Company’s Chief Commercial Officer.

(5)         Mr. Lushko assumed his role in October 2018. Mr. Lushko previously served as Deputy General Counsel, Governance & Enterprise Risk.

(6)         Mr. Porges served as interim President and Chief Executive Officer of the Company from March 2018 until the Spin-off date.

(7)         Mr. Schlotterbeck served as the Company’s President and Chief Executive Officer and as a director of the Company until March 2018.

(8)         Mr. Schlosser served in his position until October 2018.

(9)         Mr. Ashcroft served in his position until October 2018.

Significant Events and Performance Highlights for 2018

2018 was a transformative year for the Company.  After acquiring Rice Energy in November 2017, the Company successfully integrated the former Rice Energy business and operations.  At the same time, the Company and the Board conducted a comprehensive review process to assess the sum-of-the-parts discount, the undertaking of which was influenced to a significant degree by the Company’s robust dialogue with our shareholders.  This process culminated in the Board’s decision to separate the Company’s upstream and midstream businesses, which was announced in February 2018 and completed by November 2018.

In March 2018, David Porges was appointed as interim-President and Chief Executive Officer and served in that role until November 2018.

In April 2018, the Company announced a series of midstream streamlining transactions that included the acquisition by EQM of the Company’s retained midstream assets and Gulfport Energy’s 25% ownership in the Strike Force Gathering System for $1.69 billion, the merger of EQM and RMP and the purchase by EQGP of RMP’s Incentive Distribution Rights.  These midstream streamlining transactions were successfully completed in July 2018.

In August 2018, following a fulsome and rigorous CEO search process, the Board selected Robert J. McNally to serve as the Company’s President and Chief Executive Officer, effective upon the completion of the separation of the Company’s upstream and midstream businesses in November 2018.

In November 2018, the Company successfully completed the separation through the Spin-off to the Company’s shareholders of the midstream business.  Upon the closing of the Spin-off, Mr. McNally assumed the role of President and Chief Executive Officer of the Company.  Additionally, in November 2018, we began a refreshment of our Board by adding four new, independent directors to the Board.

Through the execution of the Spin-off, the Company transformed into a premier pure-play upstream company that is the largest natural gas producer in the United States and boasts a world-class asset base that is well positioned within the Marcellus and Utica basins.  At the same time, the Company provided significant value to its shareholders in the Spin-off through its distribution of 80.1% of the issued and outstanding equity of Equitrans Midstream Corporation (ETRN), a premier pure-play Appalachia midstream company that is the third-largest natural gas gatherer in the United States.  ETRN now trades on the New York Stock Exchange under the ticker symbol “ETRN.”

This transformative transaction, and the series of complex transactions required to facilitate its execution, positioned the Company as a financially strong, returns-focused Appalachia upstream company, with a simplified corporate structure.  These decisions were informed a great deal by the engaged dialogue we have developed, and are committed to continuing to foster, with our shareholders.

In December 2018, the Board established a new standing Board committee, the Operating and Capital Efficiency Committee.  The Operating and Capital Efficiency Committee consists of four independent directors with significant industry experience and was tasked with an ongoing review of the Company’s operations and capital deployment.  At this same time, the Company commenced a search process to identify and hire a Chief Operating Officer.  This comprehensive search process resulted in the hiring of Gary E. Gould, former Senior Vice President, Production and Resource Development at Continental Resources, Inc., as the Company’s Executive Vice President and Chief Operating Officer, effective April 2019.

The following timeline illustrates these significant events:

At the same time, the Company achieved a number of other key financial and operational results in 2018, which are described in detail in the Original Form 10-K for the year ended December 31, 2018, including the following:

2018 Operational Highlights

•                  Achieved a record year for the Company, with annual sales volumes of 1,488 Bcfe(1) and average daily sales volumes of 4,076 MMcfe(2) per day.

•                  Completed sales of 2.5 million non-core, net acres in the Huron Play located in Southern Appalachia for net proceeds of approximately $523.6 million and certain non-core Permian Basin assets located in Texas for net proceeds of approximately $56.9 million (the Huron and Permian Divestitures).  The successful completion of these divestitures better-positioned the Company to focus on core operations.

•                  Proved reserves increased 2% in 2018, or 11% when adjusted for the impact of the Huron and Permian Divestitures.

Looking forward, and consistent with its effort to drive an industry leading cost structure, the Company has forecast a 2019 production sales volume of 1,480 to 1,520 Bcfe and anticipates that the 2019 drilling program will support a 5% increase in sales volume in 2020 over the Company’s 2019 expected volumes.

(1)             Bcfe  =  billion cubic feet of natural gas equivalents, with one barrel of natural gas liquids (NGLs) and crude oil being equivalent to 6,000 cubic feet of natural gas.

(2)             MMcfe  =  million cubic feet of natural gas equivalents, with one barrel of NGLs and crude oil being equivalent to 6,000 cubic feet of natural gas.

Environmental, Safety and Community

In 2018, the Company also continued our focus on fulfilling our corporate social responsibility commitments to operate as a safe, responsible and accountable corporate citizen.

The Company launched numerous initiatives during 2018 focusing on safety, including our “Zero is Possible – Today” safety program, which focuses all employees and our contractors on eliminating workplace accidents and injuries each day.  By enhancing our safety-focused culture, the Company achieved an approximately 39% drop in our 2018 Occupational Safety and Health Administration (OSHA) recordable incident rate (a measure of the relative number of employees involved in a recordable injury or illness) as compared to 2017.

Consistent with our commitment to environmental stewardship, the Company is a founding partner of the Center for Responsible Shale Development and, in 2018, joined the ONE Future Coalition, a group of natural gas companies working together to use a science-based approach to reduce methane emissions across the industry’s supply chain.  The Company also published a robust 2018 Corporate Social Responsibility Report in accordance with Global Reporting Initiative 4.0 standards, which you can view on our website by visiting csr.eqt.com.

The Company also built upon our continuing efforts to support local communities through local giving, sponsorship and philanthropic efforts.

Pay for Performance Results

The Management Development and Compensation Committee (for purposes of this Executive Compensation disclosure, the Committee) aims to align the named executive officers’ compensation with the performance of the Company.  In 2018, the Committee’s independent compensation consultant, Pay Governance, assessed the alignment of the aggregate realizable compensation awarded to the Company’s Chief Executive Officer for the five-year period ending December 31, 2017 (the last year for which this information was publicly available at the time) with the performance of the Company on a relative basis, during the same five-year period, to the aggregate realizable compensation of chief executive officers of the 2018 peer group discussed below, which was calculated on the basis of peer group company summary compensation table disclosures and, in the case of estimated award payouts for unvested awards, peer group company outstanding equity awards table disclosures.  The analysis behind the selection of the 2018 peer group is described below under “Benchmarking.”

The chart below shows the results of this assessment and compares:

•                              the Company’s performance relative to the performance of the 2018 peer group over the five-year period ending December 31, 2017 based on total shareholder return (TSR), which the Company believes is an appropriate performance measure in evaluating shareholder value; and

•                              the total realizable compensation of the Company’s Chief Executive Officer relative to the total realizable compensation of the chief executive officers of the 2018 peer group companies over the same period.  Realizable compensation is defined as the sum of: (i) base salary earned during the five-year period, (ii) actual non-equity incentive compensation earned during the five-year period, (iii) aggregate current value of restricted share grants received during the five-year period, (iv) aggregate in-the-money value of stock option grants received during the five-year period, and (v) for performance-based compensation the actual payouts for awards beginning and ending during the five-year period and an estimated payout (based on values disclosed in outstanding equity awards tables) for unvested awards received but not paid during the five-year period.

Pay-for-Performance Alignment

Source: Pay Governance LLC

As reflected in the chart above, the realizable compensation of the Company’s Chief Executive Officer positioned the Company at the 53rd percentile of the 2018 peer group, which is aligned with the Company’s composite performance over the same period at the 53rd percentile, showing the close link between the Chief Executive Officer’s compensation and Company performance.

Management Development and Compensation Committee Highlights

The Committee evaluates and, when appropriate or desirable, takes action with respect to various aspects of the Company’s compensation programs.  The following highlights the Committee’s key actions in 2018:

•                  Managed senior executive leadership changes throughout the year. With the announcement of the resignation of Mr. Schlotterbeck, the interim appointment of Mr. Porges as President and Chief Executive Officer, the appointment of Mr. McNally as President and Chief Executive Officer, the promotions of Ms. Smith, Ms. Centofanti and Mr. Lushko, and the departures of Mr. Schlosser and Mr. Ashcroft, the Committee, in consultation with Pay Governance, designed appropriate, market-based compensation packages that it deemed appropriately retentive for the interim and promoted executives.

•                  Supported a fulsome and successful CEO search process. Following Mr. Schlotterbeck’s voluntary departure, the Board formed a search committee that led a fulsome search process to identify and evaluate potential executive candidates to become the Company’s new Chief Executive Officer. The process was supported by a third-party search firm that identified several external candidates who were thoroughly vetted by the Board. The Committee provided support throughout this process and, upon the Board’s selection of Mr. McNally to serve as the Company’s President and Chief Executive Officer, developed an appropriate compensation package, consistent with its compensation philosophy described below, to support Mr. McNally’s transition into his new role.

•                  Supported the successful completion of the Spin-off. In connection with the Spin-off, the Committee supported development of a comprehensive approach to employee compensation and other employee-related matters. Among other matters, the Committee applied what is commonly known as a “basket method” adjustment approach to existing long-term equity incentive awards in connection with the Spin-off, under which such awards were converted into equity incentive awards in respect of both the Company and ETRN, rather than replacing all such awards with awards denominated solely in Company or ETRN stock. The Committee believed this approach would maximize overall value to the Company’s shareholders – who also became shareholders of ETRN through the Spin-off – by aligning the interests of all employees with the success of both companies (see “Treatment of Equity-Based Compensation in the Spin-off” below).

•                  Other Compensation-related Committee actions taken in 2018 –

▪                  2018 incentive bonuses reduced when compared to 2017 bonuses, or otherwise forfeited. In establishing the 2018 individual incentive bonuses for the Company’s named executive officers, in addition to considering overall 2018 Company performance and the individual performance of each named executive officer, the Committee also considered the Company’s third quarter 2018 capital expenditures and operational performance relative to its business plan. Based on performance results, the Committee determined that no portion of any 2018 cash incentive bonuses would be awarded to the named executive officers who departed during 2018. In addition, although the Executive STIP pool funded at $52.9 million, the Committee distributed less than $1.3 million, in the aggregate, to Messrs. McNally and Jenkins and Ms. Smith, the three named executive officers who participated in the Executive STIP for 2018. The total 2018 incentive bonuses for the continuing executive officers totaled only approximately 41% of the incentive bonuses paid to the comparable group of the Company’s executives for 2017 (see Summary Compensation Table below for details).

▪                  No upward discretionary adjustments in calculating 2018 Annual Incentive performance measures. In measuring performance for purposes of the Company’s annual incentive plans, the Committee has the discretion to adjust for items not contemplated in the original business plan in order to avoid undue negative effects on possible annual incentive payment amounts. In light of the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan, the Committee declined to exercise its discretion to make any upward discretionary adjustments for the 2018 annual incentive plan.

▪                  Exercised downward discretion in determining long-term performance goal achievements. The Committee exercised its downward discretion to exclude production from Rice Energy wells producing as of the closing of the Company’s acquisition of Rice Energy in late 2017 (the Rice Transaction) from the three long-term incentive performance programs that did not automatically exclude such production (i.e., the previously granted incentive performance share units).

▪                  2018 long-term award values were set below the market median. The Committee set the value of 2018 long-term incentive awards, which represent the largest element of target total direct compensation granted to the named executive officers who were senior executives at the time of grant, below the market median.

▪                  2018 long-term awards depend on achieving synergy targets. For those named executive officers who served as executive officers at the beginning of 2018, the performance metrics for a material portion of their 2018 long-term incentive awards are tied to achieving the one- and three-year synergy commitments made by the Company in connection with the Rice Transaction, with an automatic reduction if the Company does not achieve its one-year synergy commitments in connection with the Rice Transaction.

•                  The Committee designed the 2019 long-term incentive programs for the Company’s continuing named executive officers to reflect the Company’s strategic focus on operating and capital efficiency. The Committee believes that the Company’s future successes will be driven by a focus on optimizing operations and generating returns. For this reason, the Committee determined that a significant portion of the 2019 long-term incentive programs will relate to performance metrics measuring operating efficiency, development efficiency and return on capital employed. The Committee sought input from the Company’s newly formed Operating and Capital Efficiency Committee to ensure that these performance goals were aligned with the Company’s objectives and established at a level that is appropriately rigorous. In setting the metrics, the Committee considered both the Company’s historical performance on the specified measures and the Company’s 2019 business plan objectives. Importantly, production sales volume growth is not a performance metric included in the 2019 long-term incentive programs.

Shareholder Outreach and Consideration of 2018 Say-on-Pay Vote and Feedback from Shareholder Engagement

In establishing and recommending the 2019 compensation program for the Company’s continuing named executive officers (Messrs. McNally, Jenkins and Lushko and Mses. Smith and Centofanti), the Committee carefully considered the shareholder feedback received in connection with the Company’s annual shareholder outreach program.  It also noted that approximately 96% of the votes cast at the 2018 annual meeting approved the compensation of the Company’s named executive officers for 2017.

Additionally, in 2018, the Company continued its practice of engaging with its shareholders to solicit feedback and input regarding its executive compensation program, reaching out to, and offering to meet with, each of the Company’s 15 largest institutional shareholders and ten largest index fund shareholders.  The Company engaged in a dialogue with those shareholders that elected to meet with the Company in 2018, which included discussion of the Company’s proposed 2019 executive compensation plan design and proposed performance measures for its 2019 executive compensation program.  Additionally, the Company agreed to meet with, and received feedback from, various smaller shareholders who requested meetings in 2018.

Based on the results of the 2018 say-on-pay vote and feedback received through the Company’s shareholder outreach efforts, the Committee concluded that the compensation paid to the named executive officers and the Company’s overall pay practices have strong shareholder support.  Nonetheless, the Committee undertook a thorough analysis of its compensation programs, especially in light of the Spin-off, and made certain modifications for 2019 as described above and below.

The Committee recognizes that both executive pay practices and the Company’s strategy continue to evolve.  Consequently, the Committee intends to continue to (i) pay close attention to the advice and counsel of its independent compensation advisors and (ii) engage in meaningful shareholder outreach.  The Committee also invites our shareholders to communicate any concerns or opinions on executive pay directly to it or the Board.  See the caption “Contacting the Board” under “Corporate Governance and Board Matters” above for information about communicating with the Committee and the Board.

The advisory vote on executive compensation will occur every year until the next vote on the frequency of shareholder votes on executive compensation, which will occur at the Company’s 2023 annual meeting.

Compensation Philosophy

Our executive compensation program supports EQT’s core values of operational excellence, integrity, and accountability, as evidenced by the key aspects of the Committee’s compensation philosophy:

ASPECT	ANALYSIS
Designed to Achieve the Company’s Objectives

The Company’s compensation programs are designed:

•                  to attract, motivate, and retain highly-talented executives who can ensure that the Company is able to safely, efficiently, and profitably produce and gather natural gas; and

•                  to seek executives willing to trade guaranteed compensation for the opportunity presented by performance-based, at-risk compensation that depends upon achieving challenging performance objectives with an appropriate level of risk-taking.

Stated differently, our compensation programs are structured to require a commitment to performance goal achievement because a large percentage of executive compensation is not guaranteed.

Compensation is Performance-Driven and Aligned with the Company’s Strategic Plan

Compensation packages are weighted in favor of performance-based, at-risk compensation through annual and long-term performance-based incentive pay programs (see illustration on page 11).

The Committee aligns its executive compensation decisions with the Company’s strategic plan.  As the Company’s strategic plan evolves, the Committee reevaluates the financial and operational metrics used to measure performance under its compensation plans and, where appropriate, makes corresponding changes to those metrics to drive group and individual performance most likely to achieve the business plan and generate strong returns to shareholders. Consistent with the Company’s strategic priorities, the Company intends to focus on cost and capital efficiency. To that end, the Committee selected operating efficiency, development efficiency, and return on capital employed as performance metrics for its 2019 long-term incentive compensation program, in addition to relative total shareholder return (TSR), which remains an important metric aligning management incentives with increased shareholder value.

Compensation Should be Competitive

The Committee benchmarks each element of total direct compensation and the mix of compensation (cash versus equity) of the named executive officers against a peer group established by the Committee, in consultation with Pay Governance. The Company has structured compensation packages for the named executive officers as a mix of base salary and annual and long-term incentives to be competitive in the marketplace.

Generally, in establishing total direct compensation for 2018, the Committee targeted 90% of the market median (based on the 2018 peer group) for named executive officers. See “Determining Target Total Direct Compensation” below.

ASPECT	ANALYSIS
Compensation-Related Risk Should be Thoughtfully Managed and Subject to Clawback

Our compensation programs are designed to avoid excessive risk-taking. See “Compensation Policies and Practices and Risk Management” below for a discussion regarding the evaluation of risks associated with the Company’s compensation programs.

The Company has a compensation recoupment (or “clawback”) policy applicable to current and former executive officers of the Company where the Company may, in certain circumstances, recoup certain annual and long-term incentive compensation paid to the covered individuals in the event of an accounting restatement due to material non-compliance with financial reporting requirements under U.S. securities laws.

Incentive Compensation Balances Annual and Long-Term Performance

Our compensation programs are designed to balance rewarding the achievement of strong annual results and ensuring the Company’s long-term growth and success.  To this end, a mix of both annual and longer-term incentives is provided and allocated in a manner generally consistent with the Company’s peer group.  Participation in both the annual and long-term incentive programs, which is largely based on comparative benchmarking, increases at higher levels of responsibility, as the named executive officers have the greatest influence on the Company’s strategic direction and results over time.

Peer Groups Help Establish Compensation and Define Competitive Levels of Performance

The Committee uses an industry-specific peer group of companies:

•                  to help establish base salary and target annual and long-term incentives for the named executive officers;

•                  to ensure that the total direct compensation of the named executive officers is competitive; and

•                  in measuring relative company performance for some of our long-term incentive programs.

Impact of Tax Laws Should be Considered When Designing Compensation	The Committee continues to consider the impact of applicable tax laws with respect to compensation paid under the Company’s plans, arrangements and agreements. See “Tax Matters” below.
Executives are Required to Own Equity, which may not be Pledged or Hedged

Share Ownership Guidelines. Consistent with the goal of driving long-term value creation for shareholders, the Company’s equity ownership guidelines require significant equity ownership by our named executive officers.  See “Equity Ownership Guidelines,” below.

No Pledging; No Hedging. An executive may not pledge EQT equity or the equity of any subsidiary for which the executive serves as a director or an executive officer. Similarly, an executive may not hedge or otherwise invest in derivatives involving EQT stock.

Compensation Decisions for 2018

Making Executive Compensation Decisions

Key Elements of 2018 Compensation Program

Base salaries and annual and long-term incentive awards comprise total target direct compensation for our named executive officers.  When appropriate, the Committee also provides certain limited perquisites and makes other awards.

Element	Description	Form of Compensation
Base Salary	Provides base compensation for day-to-day performance of job responsibilities	Cash
Annual Incentives	Rewards performance during the year based on the achievement of annual performance goals	Cash*
Long-Term Incentives

Encourages improvement in the long-term performance of our company and aligns the financial interests of our executives with the interests of our shareholders

50% of Long-Term Incentives to all NEOs are tied to achievement of pre-set performance objectives

• Stock Options • Restricted share and unit awards • Performance share unit awards
Strategic Incentive	One-time award provided as an incentive for our executives to focus on the execution of the complex Spin-off transaction during 2018 and to reward efforts for completing the Spin-off	• Cash • Performance or restricted share and unit awards
Other Compensation	Provides a broad-based executive compensation program for employee retention, retirement and health	Retirement and savings programs, health and welfare programs, and employee benefit plans, programs and arrangements generally available to all employees; limited perquisites

*May be paid in equity in limited circumstances.

Determining Target Total Direct Compensation

When establishing target total direct compensation for each named executive officer, the Committee considers:

•                  The Committee’s overall compensation philosophy;

•                  The market median of target total direct compensation as reviewed with the Committee’s independent compensation consultant;

•                  The scope of the executive’s responsibility, internal pay equity, succession planning, and industry-specific technical skills and abilities that may be difficult to replace; and

•                  The Chief Executive Officer’s compensation recommendations for each named executive officer (other than himself).

The Committee also periodically seeks input from, or the approval of, the other independent directors of the Board as it deems appropriate.  For example, in deciding upon appropriate performance metrics for the operating efficiency and development efficiency performance measures under the 2019 Incentive PSU Program (which program is described below), the proposed performance metrics were formally reviewed with the Operating and Capital Efficiency Committee of the Board prior to the Committee approving the performance metrics.

In considering the amount and type of each component of compensation, the Committee evaluates the effect of each element on all other elements, as well as the allocation of target total direct compensation between (i) cash and equity and (ii) long- and short-term compensation. The Committee is committed to providing a significant portion of each named executive officer’s compensation in the form of performance-based awards.

Benchmarking

Each year, the Committee reviews executive compensation peer groups with its independent compensation consultant for continued appropriateness. Accordingly, these peer groups have changed over time, consistent with the evolution of both the Company and its industry.

This peer group review typically occurs in the Fall prior to the relevant year and includes an analysis of the then-current peer group and other potential peers, including peers identified by the larger proxy advisory services.  The Committee considers industry, strategic focus, talent competitiveness, whether an entity is a peer of peers, geographic location, ownership structure, current and historical financial and stock performance, and scope.

•                  Financial performance metrics considered include net income, market capitalization, and revenue.

•                  Market performance over one-, three-, and five-year periods is typically considered.

•                  Based on information available at the time the Committee selects the peer group, the Company’s financial metrics generally approximate, on balance, the financial metrics of the median of the peer group.

The Committee also reviews the number of peer group companies, as consolidation and other changes in the industry over a three-year performance period could result in too small of a peer group. Peers are most frequently removed from the peer group when they or the Company complete a large acquisition or disposition, they are acquired, or they or the Company shift industry emphasis or they enter bankruptcy.  Peers are most frequently added as they become appropriately sized.

•                  Impact of Rice Transaction and Spin-off.  In assessing the market median for named executive officer compensation, the Committee noted that changes to the Company’s peer group for 2018, as a result of the closing of the Rice Transaction in late 2017, signaled a need for increases to each element of target total direct compensation for each named executive officer in order to keep compensation market competitive.  In setting 2018 target total direct compensation opportunities, however, the Committee also desired to demonstrate its commitment to achieving Rice Transaction synergies.  Moreover, the Committee was cognizant that the conclusions reached in the review of the “sum-of-the-parts discount” in anticipation of the Spin-off could result in a significantly different company, with a different peer group, moving forward.

In considering the Company’s peer group for 2019, the Committee, based upon recommendations and advice from Pay Governance, also took into consideration the profile of the Company following the completion of the Spin-off in November 2018.  Specifically, in consultation with Pay Governance, the Committee refined the 2019 peer group to include only companies having greater than 30% of their production volume coming from natural gas in light of the Company’s transformation into a pure-play upstream company.  Finally, the Committee took into consideration the reduction in the Company’s market capitalization that resulted from the Spin-off, ultimately deciding to exclude from the 2019 peer group those companies that fell outside of a relative range of market capitalization size, when compared to the Company on a post-Spin-off basis.

See Appendix B to this CD&A for the 2017, 2018 and 2019 peer groups and a comparison of their financial metrics.

Tally Sheets

Annually, the Committee is provided with a tally sheet for each named executive officer, which is designed to provide the Committee with a full picture of both the executive’s compensation history and all compensation payable upon the executive’s termination of employment and in connection with a change of control.  Each tally sheet generally sets forth the following elements of compensation history:

•                              a history of five years of base salary, annual incentive targets and awards, and perquisites; and

•                              a history of five years of long-term incentive awards, including realized gains as well as potential gains on unexercised or unvested awards.

The tally sheets also reflect the value of compensation due to each named executive officer under certain termination scenarios, including:

•                              termination of the executive by the Company with and without cause, as defined in any applicable agreement or policy;

•                              termination by the executive for good reason, as defined in the applicable agreement;

•                              termination by the executive other than for good reason, including retirement;

•                              termination of the executive in connection with or following a change of control; and

•                              disability or death.

With regard to each scenario, the tally sheets include:

•                              the cash amounts payable to the executive, including outplacement and other payments;

•                              the cost of benefits continuation;

•                              the value of all equity awards, including the acceleration of unvested equity awards and the value of forfeited awards; and

•                              any other compensation payable to the executive upon termination.

The tally sheets are provided to Committee members in an electronic resource book for easy reference.  This resource book also contains base salary, annual and long-term incentive targets, all incentive plan documentation, and all employment-related agreements for each of the named executive officers.

Role of the Independent Compensation Consultant

The Committee has the sole authority to hire, terminate, and approve fees for compensation consultants, outside legal counsel, and other advisors as it deems to be necessary to assist in the fulfillment of its responsibilities.  During 2018, the Committee utilized Pay Governance as its independent compensation consultant, and Pay Governance reported directly to the Committee.  Representatives of Pay Governance provided the Committee with market data and counsel regarding executive officer compensation programs and practices, including specifically:

•                              competitive benchmarking;

•                              peer group identification and assessment;

•                              advice and market insight as to the form of and performance measures for annual and long-term incentives;

•                              marketplace compensation trends in the Company’s industry and generally; and

•                              advice regarding the performance of the Company’s annual review of compensation risk.

Representatives of Pay Governance do not make recommendations on, or approve, the amount of compensation for any executive officer.  The Committee may request information or advice directly from representatives of Pay Governance and may direct the Company to provide information to representatives of Pay Governance.  Representatives of Pay Governance regularly interact with members of the Committee (including at each Committee meeting), as well as with representatives of the Company’s human resources department and, periodically, with the Chief Executive Officer and representatives of the Company’s legal department.

Setting Target Total Direct Compensation

Based on the several factors described above, and after receiving the input of Pay Governance, in early 2018, the Committee set the 2018 target total direct compensation opportunity for each named executive officer who was an executive officer of the Company at such time, other than Mr. Schlotterbeck, at 90% of the market median with respect to the 2018 peer group target total direct compensation opportunity.  This was accomplished by providing each such named executive officer with:

•                  a 5% base salary increase;

•                  a market median annual incentive target award; and

•                  a long-term incentive target award that, when coupled with the executive’s 2018 base salary and annual incentive target, aggregated to 90% of the value of the market median total direct compensation.

Mr. Schlotterbeck’s 2018 target total direct compensation was set at 82% of the market median with respect to the 2018 peer group target total direct compensation, which the Committee believed was appropriate in light of Mr. Schlotterbeck having only recently assumed the role of chief executive officer at the time 2018 target total direct compensation decisions were determined.

In addition, the 2018 long-term incentive target awards granted to these named executive officers were subject to a 13.5% reduction in the event that the targeted Rice Transaction first-year operating or development synergies were not achieved. The Committee believed that this approach, which favored at-risk compensation that depended upon achieving results and was structured to avoid a “windfall” to executives solely by virtue of growth of the Company due to the Rice Transaction, would properly motivate these executives to meet their commitments, while providing appropriate incentives to them for their management of a larger Company, assuming the achievement of the performance metrics.

For 2019, the Committee established the total target direct compensation opportunity for its named executive officers, as a percentage of the market median for each executive’s comparable position among the Company’s 2019 peer group, at 90% of the market median for Mr. McNally and Ms. Centofanti, 95% of the market median for Mr. Jenkins, and 89% of the market median for Ms. Smith and Mr. Lushko.

2018 Compensation Decisions

Overview of Compensation Components

The following elements comprised the Company’s 2018 executive compensation arrangements:  base salaries, annual incentives, long-term incentives, one-time strategic incentive awards, health and welfare benefits, retirement programs, perquisites, and non-compete agreements.

Base Salary

The base salary for each named executive officer was established taking into account the factors discussed under “Determining Target Total Direct Compensation” above.  Base salaries are ordinarily considered by the Committee and, where appropriate, adjusted towards the beginning of each calendar year.  For 2018, the Committee also reviewed and adjusted base salaries for promoted named executive officers to reflect their increased levels of executive responsibilities.  The following adjustments were made in 2018 to the base salary of each of our currently-serving named executive officers:

Named Executive Officer	2017 Base Salary	2018 Base Salary	Market Median for Peer Group(1)	Percentage of Market Median(1)
R.J. McNally	$475,000	$498,750(2)	$1,020,000	88%
		$900,000(3)
J.S. Smith	$242,250	$254,363(2)	$579,000	80%
		$463,200(3)

Named Executive Officer	2017 Base Salary	2018 Base Salary	Market Median for Peer Group(1)	Percentage of Market Median(1)
E.R. Centofanti	$300,000	$315,000(2)	$583,500	80%
		$466,800(4)
D.M. Jenkins	$336,600	$386,400(2)	$583,500	96%
		$558,075(3)
J.M. Lushko	$240,000	$252,000(2)	$575,000	80%
		$460,000(4)

(1)         The “market median for peer group” is the median base salary paid by companies within the Company’s 2018 peer group to their executive officers holding comparable positions to the position held by the named executive officer at the time of his or her most recent base pay increase.  For Mr. Lushko, the market median was determined by reference to broader industry data due to unavailability of comparable peer group data.

(2)         Represents base salary amount effective February 2018 for position held prior to promotion.

(3)         Represents base salary amount effective following promotion in November 2018.

(4)         Represents base salary amount effective following promotion in October 2018.

Consistent with the discussion above under “Setting Target Total Direct Compensation,” each of Messrs. Schlotterbeck, Schlosser and Ashcroft received a 5% base salary increase in February 2018.

Annual Incentives

Overview

Annual cash incentive awards are designed to drive and reward performance and are based on financial objectives and individual functional or business group objectives established by the Committee.  For 2018, annual incentives for our named executive officers were determined under (i) the Executive Short-Term Incentive Plan (Executive STIP) – under which plan named executive officers typically earn their annual incentives – and (ii) the Company’s Short-Term Incentive Plan (Regular STIP) – under which plan certain promoted named executive officers earned their annual incentives in 2018 as participants in such plan prior to promotion.

•                  The Executive STIP is the annual bonus plan under which the named executive officers typically earn their annual incentives.  Messrs. McNally and Jenkins and Ms. Smith, who were executive officers in early 2018 when the Committee approved target annual incentive awards for 2018, each participated in the Executive STIP for 2018.  Although these executives were promoted during 2018, the Committee did not make a corresponding increase to their target annual incentive opportunities to the 2018 market median annual incentive target opportunities for their promoted positions.  The Committee also did not apply their target percentages to their base salaries as increased at the time of promotion.

•                  Ms. Centofanti and Mr. Lushko, who became executive officers in October 2018, each participated in the Regular STIP for 2018.  Although these executives were promoted during 2018, the Committee did not make a corresponding increase to their target annual incentive opportunities to the 2018 market median annual incentive target opportunities for the promoted positions.  The Committee also did not apply their target percentages to their base salaries as increased at the time of promotion.

Determination of 2018 Target Annual Incentive Awards

Typically, before or at the start of each year, the Committee approves the target annual incentive award for each named executive officer taking into account the factors discussed under “Determining Target Total Direct Compensation” above.

The target 2018 annual incentive award approved by the Committee for each of our currently-serving named executive officers was established based upon the position held by the executive prior to his or her promotion in 2018.  For Mr. McNally, his target 2018 annual incentive award was set at an amount equal to the market median (based on the Company’s 2018 peer group) for his prior position as the Company’s Chief Financial Officer.  For each of our other named executive officers (none of whom were executive officers in early 2018), their target 2018 annual incentive award was established at a level equal to the median for their comparable position, based upon general industry compensation data provided by Pay Governance.  Consistent with the Company’s policy of not adjusting annual incentive targets for promotions occurring after October 1, the target 2018 annual incentive awards for the Company’s named executive officers were not adjusted as a result of their promotions, which led to lower target annual incentive amounts as compared to the market median for comparable positions to those held by the named executive officers at the end of 2018.

For illustrative purposes, the table below compares the target 2018 annual incentive award for each of the Company’s currently-serving named executive officers to the median annual incentive target set by companies within the Company’s 2019 peer group for their executive officers holding positions comparable to those held by our named executive officers at the end of 2018:

Named Executive Officer	2018 Annual Incentive Target	Peer Group Market Median(1)	Percentage of Market Median(1)
R.J. McNally	$477,000	$1,105,000	43%
J.S. Smith	$112,000	$473,000	24%
E.R. Centofanti	$138,600	$429,500	32%
D.M. Jenkins	$203,220	$429,500	47%
J.M. Lushko	$117,840	$294,000	40%

(1)         The peer group market median is the median annual incentive target set by companies within the Company’s 2019 peer group for their executive officers holding positions comparable to those of our named executive officers as of the end of 2018.  For Mr. Lushko, the market median was determined by reference to broader industry data due to unavailability of comparable peer group data.

2018 Annual Incentives – Executive STIP

The Committee established as the 2018 performance metric “adjusted 2018 EBITDA” compared to the Company’s 2018 business plan, which the Company has used as its annual performance metric since the 2009 plan year, as an objectively determinable performance measure for the 2018 plan year at the beginning of 2018 due to the following:

•                  Performance against this measure results in an objectively determinable bonus pool amount.

•                  The Committee believes this measure drives the named executive officers to implement and exceed the Company’s business plan, which embodies the strategic goals of the Company, and which the Committee believes ultimately will create long-term value for shareholders.

•                  Cash flow measures such as EBITDA are often utilized by capital intensive companies and their investors as an indicator of such companies’ performance, including their ability to fund their activities and service their debt.

Adjusted 2018 EBITDA (see Appendix A to this CD&A for the definition of, and additional information about, this non-GAAP measure) was calculated consistent with GAAP line items but used constant commodity prices and excluded certain charges.  Commodity prices are held constant to avoid the undue positive or negative effect of prices that are beyond the control of plan participants and may be volatile.  In order to hold commodity prices constant, the Committee adjusts actual results for, among other things, derivatives, basis and fixed price sales.   Under the plan, the Committee is required to adjust for certain extraordinary items, typically those that are unusual or strategic in nature (e.g., certain large acquisitions and dispositions, debt repurchases and certain impairments), to encourage the executives to make the best decision or recommendation for the Company without regard to the executive’s compensation when considering these types of extraordinary items.  In consideration of the Spin-off, which closed in November 2018, in measuring adjusted 2018 EBITDA for purposes of both the Executive STIP and the headquarters portion of the Regular STIP (and adjusted 2018 EBITDAX for purposes of the production business unit portion of the Regular STIP, as discussed below), the Committee determined to measure actual financial results of the Company through October 31, 2018, plus two months (November and December 2018) of forecasted financial results to afford a meaningful comparison to the Company’s 2018 business plan.  The Committee also has the discretion, but not the obligation, to adjust for items not contemplated in the original business plan, to avoid undue negative effects on possible bonus amounts.  The Committee did not exercise the discretion to make these adjustments, in light of the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan.

2018 Funding under the Executive STIP

Under the Executive STIP, a pool to pay bonuses to the Company’s eligible officers was funded based upon adjusted 2018 EBITDA relative to business plan, as follows:

ADJUSTED 2018 EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2018 EBITDA AVAILABLE FOR ALL EXECUTIVE OFFICERS 2018 ANNUAL INCENTIVE AWARDS
At or above plan	2%
<5% below plan	1.5%
<25% below plan	1%
>25% below plan	No bonus

The Company’s adjusted 2018 EBITDA of $3,527.9 million was 98.9% of its 2018 business plan EBITDA of $3,566.0 million, which resulted in the total 2018 pool for all participants under the Executive STIP being capped at 1.5% of adjusted 2018 EBITDA.

After determining the pool available for distribution, the Committee determined the value of the award to each eligible named executive officer based upon consideration of the individual’s 2018 target annual incentive award and 2018 performance with respect to Company, business unit, and individual value drivers which are discussed below.

Generally, the Committee aims to award between zero and three times the value of a named executive officer’s target award, but may award up to $5 million to each named executive officer, subject to the overall cap (which maximum amount the Committee has never awarded).  The Committee believes that this structure provides flexibility to reward superior individual performance in years of superior company performance and appropriately recognize exceptional efforts in the face of goals established at a challenging threshold.  Further, the Committee historically has not had, and for the 2018 plan year did not have, discretion to pay a higher amount under the Executive STIP than specified by the objective formula under the Executive STIP.

The Committee is permitted to exercise, and historically has exercised, downward discretion in determining the actual payout under Executive STIP.  The Committee exercised this discretion again in respect of the payouts that could otherwise have been made in respect of the 2018 plan year, distributing less than $1.3 million, in the aggregate, to the three named executive officers (Messrs. McNally and Jenkins and Ms. Smith) who participated in the Executive STIP for 2018, although the Executive STIP pool funded at $52.9 million.

The Committee also considered, but elected not to grant, “true up” grants that would otherwise have raised their target opportunities commensurate with their increased levels of executive responsibilities upon their promotions to their senior executive leadership positions.  See the Summary Compensation Table below for the amount awarded to each eligible named executive officer for 2018.

2018 Annual Incentives – Regular STIP

Ms. Centofanti and Mr. Lushko, who were not executive officers at the beginning of 2018, participated in the production business unit portion and the headquarters portion, respectively, of the Regular STIP in 2018.

2018 Funding under the Regular STIP

Under the production business unit portion of the Regular STIP (i.e., the portion in which Ms. Centofanti participated in 2018), the incentive pool was established by adjusting the target incentive pool that was approved by the Committee for the production business unit by a formula based on the production business unit’s adjusted 2018 business unit EBITDAX (a non-GAAP measure, calculated as set forth in Appendix A to this CD&A), compared to the Company’s business plan, as follows:

ADJUSTED 2018 BUSINESS UNIT EBITDAX COMPARED TO BUSINESS PLAN	PAYOUT MULTIPLE*
At or above plan	1.00
90% of Business Plan Adjusted EBITDAX	0.75
80% of Business Plan Adjusted EBITDAX	0.50

* Payout multiples are interpolated between levels depending upon performance.

The above result then is adjusted based on business unit value drivers (operational, strategic and financial goals), by adding to it the sum of the amounts, if greater than zero, determined by multiplying the applicable payout multiple for each value driver by the original target incentive pool amount, as follows:

BUSINESS UNIT VALUE DRIVER RESULTS	PAYOUT MULTIPLE*
Stretch	2.00 times the weighted value of the value driver
Exceeds	1.00 times the weighted value of the value driver
Successful	zero times the weighted value of the value driver
Fails to meet expectations	negative 1.00 times the weighted value of the value driver

* Individual business unit value drivers are weighted by the Committee based on their relative importance to achieving the Company’s operational, strategic and financial goals.

Under the headquarters portion of the Regular STIP (i.e., the portion in which Mr. Lushko participated in 2018), a formula based on the Company’s adjusted 2018 EBITDA compared to the Company’s business plan establishes 60% of the incentive pool, as follows:

ADJUSTED 2018 EBITDA COMPARED TO BUSINESS PLAN	PAYOUT MULTIPLE*
More than 10% above plan	Committee Discretion
10% above plan	2.00
5% above plan	1.25
5% below plan	0.50
More than 5% below plan	No payment

* Payout multiples are interpolated between levels depending upon performance.

Business unit value drivers (operational, strategic and financial goals) establish the remaining 40% of the headquarters portion of the Regular STIP incentive pool available for payouts, as follows:

BUSINESS UNIT VALUE DRIVER RESULTS	PAYOUT MULTIPLE
Stretch	3.00
Exceeds	2.00
Successful	1.00
Fails to meet expectations	No Payment

The Regular STIP provides that the annual awards are paid in cash, subject to the Committee’s discretion to pay in equity.  Additionally, the Company’s Chairman of the Board may elect to settle awards in equity rather than cash if a participant has not satisfied his or her applicable equity ownership guidelines.

2018 funding of the production business unit and headquarters pools under the Regular STIP was determined based on the following:

•                  The Company’s production business unit’s adjusted 2018 business unit EBITDAX of $2,402.6 million represented 99.7% of the Company’s 2018 production business plan EBITDAX of $2,411.1 million.

•                  The Company’s adjusted 2018 EBITDA of $3,527.9 represented 98.9% of the Company’s 2018 business plan EBITDA of $3,566.0.

2018 Annual Incentive Payouts under the Executive STIP and Regular STIP

Under the Executive STIP and Regular STIP, the Company also considers each executive officer’s achievement of individual value driver performance goals that are established at the beginning of each year.  The Committee reviewed the individual performance of each named executive officer who was serving at the end of 2018 based on the following:

•                  a review of Mr. McNally’s performance conducted by the Corporate Governance Committee and the Chair of the Committee and reviewed with the other directors (to support this review, Mr. McNally provides a self-assessment to the Corporate Governance Committee and the Chair of the Committee, and input is requested from the independent Chairman and other directors); and

•                  a report by Mr. McNally regarding the performance of each other named executive officer.

In assessing the value driver performance of each eligible named executive officer, the Committee considered, among other matters, the efforts on a number of important transactions, including the Spin-off, and performance against key operational and strategic goals, as described below.

The following are the highlights of 2018 performance for each named executive officer (executive officers who were no longer employed at year-end, and consequently did not receive a bonus for 2018, are not included in the table):

NAMED EXECUTIVE OFFICER	2018 PERFORMANCE HIGHLIGHTS
R.J. McNally

Mr. McNally became the Company’s President and Chief Executive Officer and a member of the Board of Directors in November 2018, effective upon the closing of the Spin-off. Prior to becoming President and Chief Executive Officer, Mr. McNally also had responsibility for business development, facilities, information technology, innovation, and procurement in addition to his prior responsibilities for finance and related functions, accounting, tax, and internal audit functions. Mr. McNally’s annual incentive award recognized his performance on Company, business unit, and individual value drivers in 2018, including:

•                  the successful transition from his role as Chief Financial Officer to President and Chief Executive Officer;

NAMED EXECUTIVE OFFICER	2018 PERFORMANCE HIGHLIGHTS

•                  effective human capital and operational process review and efficiency analysis resulting in significant cost savings across the organization in the fourth quarter;

•                  leading the “sum of the parts” analysis and discussions with the Board, ultimately resulting in the successful Spin-off of the midstream business;

•                  leading the team responsible for creating a post Spin-off EQT and ETRN;

•                  identifying and completing the necessary work to fully integrate the Rice Transaction;

•                  leading various significant financing transactions, including: arranging a $2.5 billion term loan for EQM and subsequent refinancing of the term loan through EQM’s issuance of $2.5 billion of long-term debt; arranging an upsizing of the EQM credit facility to $3 billion (from $1 billion); and arranging a $100 million credit facility for ETRN in anticipation of the Spin-off;

•                  leading the analysis and execution of the sale of the Huron and Permian assets, resulting in $0.8 billion of proceeds and the transfer of significant plugging liabilities to the purchaser;

•                  completing a series of midstream streamlining transactions, including: the sale of midstream assets to EQM for approximately $1.5 billion in cash and common units; the acquisition by EQGP of RMP’s incentive distribution rights (IDRs) for EQGP units valued at approximately $940 million; EQM’s acquisition of RMP; and leading negotiations on the acquisition of Gulfport Midstream Holdings, LLC’s 25% interest in the Strike Force Gathering System for $175 million (the Gulfport Transaction);

•                  continuing successful tax planning initiatives;

•                  leadership on achieving other EQT and business unit value drivers; and

•      engaging in extensive shareholder outreach efforts.

Mr. McNally’s leadership was crucial to the successful completion of the Spin-off, especially in light of the changes at the level of Chief Executive Officer during the time the Spin-off was being implemented. The Committee also took into account the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan.

J.S. Smith

Ms. Smith became the Company’s Senior Vice President and Chief Financial Officer in November 2018, effective upon the closing of the Spin-off. Prior to assuming the role of Chief Financial Officer, Ms. Smith served as the Company’s Chief Accounting Officer. Ms. Smith’s annual incentive award recognized her performance on Company, business unit, and individual value drivers in 2018, including:

•                  successfully transitioning from her role as Chief Accounting Officer to Chief Financial Officer;

•                  completing the accounting and tax integration for the acquisitions of assets from Trans Energy, Inc., Stone Energy Corporation and Rice Energy;

•                  providing analysis and support for the sale of the Huron and Permian assets, resulting in $0.8 billion of proceeds and the transfer of significant plugging liabilities to the purchaser;

•                  providing financial reporting expertise to the complex transactions required to effect the midstream simplification, including: the sale of the Rice Energy retained midstream assets to EQM, the sale of the RMP’s IDRs to EQGP, the EQM-RMP merger, the Gulfport Transaction, and the recast of EQM’s financial statements to support the $2.5 billion EQM debt offering;

•                  overseeing significant financial statement requirements necessary to complete the separation of the midstream business including definition of the accounting predecessor and completion of historical spin-off financial statements, acquisition financial statements for Rice Midstream Holdings LLC, completion of the Form 10 filing

NAMED EXECUTIVE OFFICER	2018 PERFORMANCE HIGHLIGHTS

with the SEC, including minimizing comments from the SEC to expedite time to effectiveness, and completion of discontinued operations reporting for the remaining upstream business; and

•                  splitting the EQT accounting and financial systems and processes to support the Spin-off.

Ms. Smith’s expertise in financial reporting and leadership were critical in the successful completion of the Spin-off. The Committee also took into account the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan.

D.M. Jenkins

Mr. Jenkins became the Company’s Executive Vice President, Commercial, Business Development, Information Technology and Safety in November 2018. Prior to assuming this executive leadership role, Mr. Jenkins served as the Company’s Chief Commercial Officer. Mr. Jenkin’s annual incentive award recognized his performance on Company, business unit, and individual value drivers in 2018, including:

•                  improved employee safety performance;

•                  the successful transition from his role as Chief Commercial Officer to a newly created role which added Business Development, Information Technology and Safety to his management responsibilities;

•                  presenting and receiving approval for an updated hedge policy and strategy from the Company’s risk committee;

•                  expanding and executing successful trading transactions that allowed the Company to exceed net margin financial targets for the function;

•                  implementing process efficiencies in the trading function;

•                  coordinating and presenting underlying fundamentals of energy markets, including detailed analysis of North American natural gas supply and demand over the next ten years and its impact on demand and takeaway capacity in the Appalachian Basin;

•                  negotiating new contracts as needed and met financial targets established; and

•                  maintaining efficient cost structure while managing a significant increase in marketed volumes.

Mr. Jenkins’ commercial management and risk management skills were critical in the successful completion of the Spin-off.

E.R. Centofanti

During the portion of 2018 prior to her promotion in October 2018 to Executive Vice President, Production, Ms. Centofanti served as Senior Vice President of Asset Development for EQT Production. Her annual incentive award recognized her performance on various production business unit value drivers in 2018, including:

•                  the successful transition from Senior Vice President of Asset Development to Executive Vice President of Production;

•                  effective human capital and operational process review and efficiency analysis resulting in significant cost savings across the Production organization in the fourth quarter;

•                  providing support in driving strong operational results, including volume growth of 68% over 2017 and a 102% increase in adjusted operating cash flow;

•                  increasing proved reserves by 2% up to 21.8 Tcfe(1) and PV10(2) cash flow by 2.6 billion or 29%;

•                  her leadership on the implementation of key technology across the Asset Development team following the Rice Energy acquisition;

NAMED EXECUTIVE OFFICER	2018 PERFORMANCE HIGHLIGHTS

•                  the acquisition of approximately 30,000 acres through trades and leasing to support the 2018 drilling program and beyond; and

•                  her leadership on achieving other EQT and business unit value drivers.

Ms. Centofanti’s leadership on technical production matters was critical in supporting the development of the Company’s plans for increasing operating and capital efficiencies, key priorities for the Company in 2019. The Committee also took into account the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan.

J.M. Lushko

During the portion of 2018 prior to his promotion in October 2018 to General Counsel and Senior Vice President, Government Affairs, Mr. Lushko served as Deputy General Counsel, Governance & Enterprise Risk. His annual incentive award recognized his performance of legal related value drivers in 2018, including:

•                  successfully transitioning from his role as Deputy General Counsel, Governance & Enterprise Risk to Senior Vice President and General Counsel;

•                  managing the legal and governance aspects of the “sum of the parts” analysis and discussions with the Board;

•                  providing legal and governance expertise to the complex transactions required to effect the midstream simplification, including: the sale of the Rice Energy retained midstream assets to EQM, the sale of RMP’s IDRs to EQGP, the EQM-RMP merger, the Gulfport Transaction, and EQM’s $2.5 billion debt offering;

•                  leading the legal and governance aspects of the Spin-off, including subsidiary restructuring, completion of the Form 10 filed with the SEC and negotiation of key transaction documents;

•                  completing integration work for acquisitions in 2017 and 2018; and

•                  conducting a bottom-up, corporate wide risk refresh.

Mr. Lushko’s leadership on legal and governance matters was critical to the successful completion of the Spin-off.

(1)             Tcfe  =  trillion cubic feet of natural gas equivalents, with one barrel of NGLs and crude oil being equivalent to 6,000 cubic feet of natural gas.

(2)             PV10 = the present value of estimated future oil and gas revenues net of estimated direct expenses and discounted at an annual discount rate of 10%.

Following its review of overall Company financial performance, the Committee exercised downward discretion in determining the actual award payable to each eligible named executive officer for 2018, taking into consideration the named executive officer’s performance with respect to Company, business unit, and individual value drivers.  Although the Executive STIP pool funded at $52.9 million, the Committee distributed less than $1.3 million, in the aggregate, to Messrs. McNally and Jenkins and Ms. Smith, the three named executive officers who participated in the Executive STIP for 2018.

The Senior Vice President, HR, in consultation with the Company’s Chief Executive Officer, determined the annual incentive awards under the Regular STIP for Ms. Centofanti and Mr. Lushko, which, in the aggregate, totaled less than $0.5 million.

Finally, as described in the “Management Development and Compensation Committee Highlights” section above, the Committee determined to not pay any 2018 annual incentive awards to the named executive officers who departed during 2018.

Strategic Incentive Awards

In recognition of the management team’s efforts through March 2018, and to incentivize management’s effort and focus on execution of the complex Spin-off transaction during 2018, the Committee awarded one-time “Strategic Implementation Awards” to various senior executives, including Messrs. McNally, Lushko, Schlosser and Ashcroft and Ms. Smith, in March 2018.  These awards included both a cash and equity component.  The cash component is reflected in the Bonus column of the Summary Compensation Table below.  See the “Long-Term Incentives – Strategic Incentive Awards” section below for further discussion of both the cash and equity component of these awards.

2019 Target Annual Incentive Awards

2019 annual incentives will be funded, structured and determined similarly to the 2018 annual incentives.  After consideration of the factors used to establish prior annual incentive programs, in December 2018, the Committee selected adjusted 2019 EBITDA relative to the Company’s business plan as the applicable performance measure for purposes of the 2019 plan year of the Executive STIP.  Consistent with the 2018 annual incentive program, adjusted 2019 EBITDA (see Appendix A to this CD&A for the definition of, and additional information about, this non-GAAP measure) will be calculated consistent with GAAP line items but will use constant commodity prices and exclude certain items (e.g. large acquisitions and dispositions, debt repurchases and impairments). Under the Executive STIP, the pool available for all executive officer incentive awards will be funded based upon adjusted 2019 EBITDA relative to the 2019 business plan consistent with the funding schedule for the 2018 plan year.  Also consistent with 2018 and prior years, after determining the pool available for distribution for 2019, the Committee will determine the value of the award to each named executive officer who remains with the Company at such time based upon consideration of the individual’s 2019 target award and 2019 performance on Company, business unit, and individual value drivers, and subject to the Committee’s ability to exercise downward discretion to reduce actual payouts.

Long-Term Incentives

Overview of 2018 Long-Term Incentive Awards

The Committee aims for a balanced set of awards that motivate operational achievement, risk management, and a commitment to excellence, all of which the Committee believes ultimately contribute to long-term value creation for shareholders.

The 2018 long-term incentive compensation structure for the named executive officers was more complex than in prior years due to the senior executive leadership changes that occurred during 2018, coupled with the Company’s ordinary timing for deciding and awarding long-term incentives.  Specifically, the Committee typically completes the long-term incentive program design in late Fall of the preceding year, approving target long-term incentive awards in December with a January 1 grant date.

As a result, in January 2018, Messrs. McNally, Jenkins, Schlotterbeck, Schlosser and Ashcroft and Ms. Smith received the long-term incentive awards designed for our most senior executive officers, while Mr. Lushko and Ms. Centofanti received the long-term incentive awards designed for senior leaders in the executive level immediately below most executive officers (next tier senior leadership).

In connection with the promotions of Mr. Lushko and Mses. Smith and Centofanti to senior executive leadership positions in late 2018, the Committee considered, but elected not to grant, “true up” grants that would otherwise have raised their target opportunities commensurate with their increased levels of executive responsibilities.

In developing the 2018 long-term incentive program, the Committee designed a program that the Committee believed would align the interests of the named executive officers with the interests of shareholders, drive appropriate performance, be market competitive, be effective for retention purposes, be tax efficient, minimize earnings volatility, and result in a portfolio approach to performance metrics.  The Committee’s considerations also included:

•                              market data regarding the long-term incentive design at the 2017 peer group;

•                              the appropriate way to incentivize executives toward the success of the Company and, prior to the Spin-off, EQGP and EQM;

•                              the portfolio of existing long-term incentive programs and their combined influence on focusing executive behavior on critical activities;

•                              feedback received from shareholders during the Company’s annual outreach program and in conjunction with the announcement of the Rice Transaction;

•                              the availability of EQT shares under the Company’s 2014 Long-Term Incentive Plan (2014 LTIP); and

•                              the views of the larger proxy advisory services.

The process involved consideration of the pros and cons of multiple variations of long-term incentive programs.

2018 Long-Term Incentive Award Mix

As a result of its analysis, with input from Pay Governance, the 2018 long-term incentive compensation program designed by the Committee for most executive officers and for next tier senior leadership was as follows:

TYPE OF AWARD	PERCENT OF AWARDED VALUE – MOST SENIOR EXECUTIVE OFFICERS	PERCENT OF AWARDED VALUE – NEXT TIER SENIOR LEADERSHIP	RATIONALE AND DESCRIPTION
Stock Options	25%	None

EQT stock options encourage executives to focus broadly on behaviors that the Committee believes should lead to a sustained long-term increase in the price of EQT shares, which benefits all shareholders.

Stock options cliff vest after three years and have a 10-year term.

Restricted Share Awards	25%	25%

EQT restricted share and unit awards are a strong retention tool for executives that also align their interests with the long-term interests of shareholders, though such awards contain less leverage than options and performance units. The Committee retained this element in the long-term incentive program design for 2018 after considering market data showing the continued prevalence of restricted shares/units used as a retention tool by many members of the 2017 peer group.

Restricted share awards cliff vest after three years.

2018 Incentive PSU Program	50%	25%

2018 Incentive PSU Program performance units drive long-term value directly related to EQT performance by using operating efficiency, development efficiency, return on capital employed, and relative stock performance as performance metrics.  All metrics utilize a three-year performance period.

In prior years, the comparable performance program focused on relative stock performance and absolute natural gas sales volume growth; however, volume metrics were removed in response to shareholder feedback and replaced by efficiency and return metrics to align with our strategic plan.

2018 Value Driver PSU Program	None	50%

2018 Value Driver PSU Program performance units drive the focus of next tier senior leadership on activities aligned with the Company’s business plan and on Company, business unit, and individual value

TYPE OF AWARD	PERCENT OF AWARDED VALUE – MOST SENIOR EXECUTIVE OFFICERS	PERCENT OF AWARDED VALUE – NEXT TIER SENIOR LEADERSHIP	RATIONALE AND DESCRIPTION

drivers, which activities the Committee believes are critical to EQT’s long-term success.

Value Driver PSUs are earned based on the achievement of a pre-set adjusted EBITDA goal and vest ratably over two years.

The award mix for the 2018 long-term incentive program for its senior executive officers at the beginning of the year, composed of stock options, time-based restricted shares and other performance-based awards, reaffirms the Committee’s desire to incorporate time-based restricted shares on a limited basis while continuing the Committee’s historic emphasis on performance-based incentive compensation.  Similarly, the allocation of the 2018 long-term incentive program for its next tier senior leadership at the beginning of the year among time-based restricted share units and performance-based awards reflects the Committee’s commitment to performance-based, at-risk compensation, coupled with its focus on market data for comparably situated executives.

The Committee believes that the overall mix of award types for both groups of executives provides a balanced set of incentives that motivate operational achievement, risk management, and a commitment to excellence, all of which the Committee believes ultimately contribute to long-term value creation for shareholders.

2018 Long-Term Incentive Award Performance Measures

In developing the performance measures for the 2018 long-term incentive program, the Committee worked to identify performance metrics designed to focus employees on the efficient development of the Company’s vast resources that would replace absolute natural gas sales volume growth in the Company’s long-term incentive programs.

Further, following the announcement of the Rice Transaction, some shareholders raised concerns about the Company’s prior focus on volumes and expressed a desire for the Company to include a return metric within the long-term programs.  This shareholder input was considered by the Committee and reflected in the design of the 2018 program.

2018 Incentive PSU Program

The Committee strongly supported management’s vision to shift employee focus to maintaining an industry leading cost structure, as evidenced by its discussion of the specific metrics and appropriate performance targets and weighting over multiple meetings.  The resulting performance measures and their weighting under the 2018 Incentive PSU Program, based on the Company’s performance over the period January 1, 2018 through December 31, 2020, consist of the following:

PERFORMANCE MEASURE	WEIGHTING	DESCRIPTION AND RATIONALE
Relative TSR	50%

•                  Measures TSR relative to the 2018 peer group of companies over the performance period.

•                  Forges a direct link to shareholder performance on a relative rather than absolute basis.

•                  The Committee believes this metric is an important indicator of the Company’s success in achieving its strategic objectives.

•                  Performance goal and payout factor set forth on Appendix C to this CD&A.

PERFORMANCE MEASURE	WEIGHTING	DESCRIPTION AND RATIONALE
Operating Efficiency	25%

•                  Measures the Company’s efficiency (on a per Mcfe produced basis) in operating expenses (selling, general and administrative expenses, production expense (less production taxes) and operation and maintenance expense) over the performance period.

•                  The baseline was set to the Company’s forecasted 2017 operation efficiency and adjusted for the synergies committed to in the Rice Transaction.

•                  Focuses employee attention on achieving the anticipated synergies in conjunction with the Rice Transaction and managing costs so that the Company continues to have an industry leading cost structure.

•                  Performance goal and payout factor set forth on Appendix C to this CD&A.

Development Efficiency	25%

•                  Measures the Company’s efficiency (on a per Mcfe developed basis) in capital spending on wells SPUD and turned-in-line over the performance period.

•                  The baseline was set to the forecasted 2017 development efficiency plus the synergies committed to in the Rice Transaction.

•                  Focuses employee attention on achieving the anticipated synergies in conjunction with the Rice Transaction and managing costs so that the Company continues to have an industry leading cost structure.

•                  Performance goal and payout factor set forth on Appendix C to this CD&A.

Return on Capital Employed	+/- 10% Modifier

•                  Measures the Company’s return over the performance period and modifies overall performance by up to 10% either upward or downward.

•                  Ensures participants are focused on overall return to shareholders.

•                  This metric was added in direct response to shareholder feedback following the announcement of the Rice Transaction.

•                  Performance goal and modifier set forth on Appendix C to this CD&A.

In establishing the payout matrices for the 2018 Incentive PSU Program, the Committee considered their alignment with the Company’s historical and projected growth and synergy targets related to the Rice Transaction.  The analysis behind the selection of the 2018 peer group is described above under “Benchmarking.”  Following discussion with its independent compensation consultant, the Committee concluded that the payout matrices (which are disclosed as set forth in Appendix C to this CD&A) would provide rewards appropriate to performance and were appropriately rigorous.

2018 Value Driver PSU Program

The performance measure for the 2018 Value Driver PSU Program (in which only Ms. Centofanti and Mr. Lushko participated, in light of their participation prior to being promoted in 2018) was the Company’s adjusted 2018 EBITDA compared to the 2018 business plan.  The payout opportunity under the 2018 Value Driver Program was:

•                  no payout if the adjusted 2018 EBITDA was less than the Company’s business plan; or

•                  three times the number of target awards granted if the adjusted 2018 EBITDA equaled or exceeded business plan, subject to the Committee’s discretion to determine that a lower performance multiple applied.  In exercising its discretion, the Committee was to consider and be guided by performance on Company, business unit, and individual value drivers.

In connection with the Spin-off, the Committee deemed the adjusted 2018 EBITDA performance measure to be satisfied for purposes of the 2018 Value Driver PSU Program, as reflected in the terms of the Employee Matters Agreement, dated November 12, 2018, between the Company and ETRN.  However, as described above, the Committee exercised downward discretion to confirm for each of Ms. Centofanti and Mr. Lushko a below-maximum award based upon the individual’s 2018 target award and 2018 performance on Company, business unit, and individual value drivers (which included, in the case of Ms. Centofanti, taking into account the Company’s third quarter 2018 capital expenditures and operational performance relative to business plan).

2018 Stock Options and Restricted Shares

The stock options granted in January 2018 have a term of ten years and were granted with an exercise price of $56.92 per share (which was adjusted to $29.30 per share pursuant to the Spin-off – see “Stock Options” under “Treatment of Equity-Based Compensation in the Spin-off” below).  These options will vest on January 1, 2021, contingent upon continued service with the Company through such date.

The restricted shares granted in January 2018 will vest on January 1, 2021, contingent upon continued service with the Company through such date.

2018 Target Long-Term Incentive Awards

The Committee’s considerations in determining the appropriate targets for each named executive officer for the 2018 long-term incentive awards are described above under the caption “Making Executive Compensation Decisions – Determining Target Total Direct Compensation.”  The resulting long-term incentive award to Mr. Schlotterbeck was at 80% of the market median (based on the 2018 peer group) for his position as President and Chief Executive Officer.  For 2018, long-term incentive awards to the other named executive officers at such time averaged 87% of the market median (based on the 2018 peer group).

The number of stock options, restricted shares and target units under the 2018 Incentive PSU Program awarded to the named executive officers were as follows:

NAMED EXECUTIVE OFFICER	2018 OPTIONS	2018 RESTRICTED SHARES	2018 INCENTIVE PSU PROGRAM	2018 VALUE DRIVER PSU PROGRAM
R.J. McNally	40,200	12,030	24,060	-
J.S. Smith	6,800	2,030	4,060	-
E.R. Centofanti	-	2,270	2,270	4,530
D.M. Jenkins	8,800	2,640	5,280	-
J.M. Lushko	-	2,040	2,040	4,080
D.L. Porges	-	-	-	-
S.T. Schlotterbeck	108,500	32,510	65,010	-
D.E. Schlosser, Jr.	41,900	12,550	25,090	-
J.J. Ashcroft	41,900	12,550	25,090	-

As described above under the caption “Making Executive Compensation Decisions – Determining Target Total Direct Compensation,” the Committee determined in early 2018 that the target 2018 long-term incentive awards for each named executive officer serving as an executive officer at such time would be subject to a 13.5% reduction in the event the anticipated Rice Transaction first year operating or development synergies are not achieved.  The entirety of any reduction would be taken from the 2018 Incentive PSU Program awards to avoid the accounting costs associated with turning the options or restricted shares into performance-based awards. As a result, the 2018

Incentive PSU Program awards identified above are subject to a potential 27% reduction in the event such first year synergies are not achieved.

Messrs. Schlosser and Ashcroft vested in their outstanding long-term equity awards in connection with his termination of employment and will receive the benefit, if any, of the 2018 Incentive PSUs to the extent and at the same time as other holders thereof.  Mr. Schlotterbeck forfeited the long-term incentive awards that were granted to him in 2018 upon his resignation in March 2018.

Strategic Incentive Awards

The separation of EQT’s upstream and midstream businesses through the Spin-off was an extraordinarily complex transaction, which EQT successfully executed on an expedited timeframe.  This complexity was compounded by EQT’s work to successfully create long-term value for EQT’s shareholders through the integration of its business with the business of Rice Energy.

In determining compensation for 2018, the Committee believed that it was important to have a stable, focused and experienced leadership team throughout this process.  Accordingly, in recognition of the management team’s efforts through March 2018, and to incentivize future efforts, the Committee approved Strategic Implementation Awards for Messrs. McNally, Jenkins, Lushko, Schlosser and Ashcroft and Ms. Smith in March 2018.

With a focus on retaining this team and on incenting future performance, the Strategic Implementation Awards for the named executive officers mentioned above (other than Mr. Lushko, who was not an executive officer at the time of grant) were paid one-third in cash, with the remaining two-thirds granted in the form of additional performance share units (PSUs), which would vest (a) 50% on the later of the first anniversary of the grant date and the date of the Spin-off and (b) 50% on the second anniversary of the grant date, subject to the earlier completion of the Spin-off.  On February 12, 2019, the Committee certified that the performance condition (i.e., successful closing of the Spin-off) had been satisfied.  The PSUs would have been forfeited in their entirety if the Spin-off had not occurred by the second anniversary of the grant date.  The Strategic Implementation Award for Mr. Lushko was similarly paid one-third in cash; however, consistent with the awards to the next tier senior leadership, Mr. Lushko received the remaining two-thirds of his award in the form of Restricted Stock Units, which vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.  In total, the named executive officers in 2018 received the following amounts under the Strategic Implementation Award Program:

NAMED EXECUTIVE OFFICER	CASH ($)	PSUS (# OF SHARES)	RSUS (# OF SHARES)
R.J. McNally	$250,000	10,060	-
J.S. Smith	33,333	1,350	-
D.M. Jenkins	166,667	6,710	-
J.M. Lushko	66,667	-	2,600
D.E. Schlosser, Jr.	166,667	6,710	-
J.J. Ashcroft	50,000	2,020	-

Certification of Performance Under Previously Awarded Long-Term Incentive Programs

In early 2018, the Committee certified the relevant performance and authorized payout for the 2015 Executive Performance Incentive Program (the 2015 Incentive PSU Program) (after excluding production from Rice Energy wells producing as of the transaction closing date) and the 2017 Value Driver PSU Program (which by its terms excluded the impact of acquisitions of greater than $100 million).  In early 2019, the Committee certified the relevant performance and authorized payout for the 2016 Incentive PSU Program and the 2018 Value Driver PSU Program.

December 31, 2018 was the natural end of the performance period under the 2016 Incentive PSU Program.  The payout for the 2016 Incentive PSU Program was calculated using a payout multiple of 1.85X based on the Company’s actual TSR ranking and the Company’s compound annual production sales volume growth during the performance period.

2019 Long-Term Incentive Awards

In developing the 2019 long-term incentive program, the Committee designed a program that would align the interests of the Company’s named executive officers with the interests of shareholders, would drive appropriate performance, be market competitive, be effective for retention purposes, be tax efficient, minimize earnings volatility, and result in a portfolio approach to performance metrics.  The Committee’s considerations also included:

•                              market data regarding the long-term incentive design at the 2018 peer group;

•                              the appropriate way to incentivize executives toward the success of the Company;

•                              the portfolio of existing long-term incentive programs and their combined influence on focusing executive behavior on critical activities;

•                              feedback received from shareholders during the Company’s annual outreach program and in conjunction with the announcement of the Rice Transaction;

•                              the availability of EQT shares under appropriately approved plans; and

•                              the views of the larger proxy advisory services.

The process involved consideration of the pros and cons of multiple variations of long-term incentive programs.  As a result of its analysis, and with input from Pay Governance, the 2019 long-term incentive compensation program designed by the Committee for the named executive officers consisted of stock options (25%), restricted share awards (25%), and 2019 Incentive Performance Share Unit Program performance units (50%).

The allocation of the 2019 long-term incentive program among stock options, time-based restricted shares and other performance-based awards reaffirms the Committee’s desire to incorporate time-based restricted shares on a limited basis while continuing the Committee’s historic emphasis on performance-based incentive compensation.   As noted, the Committee aims for a balanced set of awards that motivate operational achievement, risk management, and a commitment to excellence, all of which the Committee believes ultimately contribute to long-term value creation for shareholders.

Management and the Committee again worked to identify performance metrics designed to focus employees on the efficient development of the Company’s vast resources, as a pure-play natural gas production company.  The Committee continued to strongly support management’s vision to focus employees on achieving operating and capital efficiencies, discussing the specific metrics and appropriate performance targets and weighting over multiple meetings, and obtaining feedback from the Operating and Capital Efficiency Committee of the Board regarding the appropriate performance measures and metrics.  The resulting performance measures and their weighting under the 2019 Incentive PSU Program are the Company’s performance over the period January 1, 2019 through December 31, 2021 on Relative TSR (weighting of 50%), Operating Efficiency (weighting of 25%), Development Efficiency (weighting of 25%) and a Return on Capital Employed modifier, which modifies the performance on all other metrics by up to 10% based upon performance (see Appendix C to this CD&A for the performance and payout matrices under the 2019 Incentive PSU Program).

The stock options granted in January 2019 have a term of ten years and an exercise price of $18.89 per share.  The stock options will vest on January 1, 2022, contingent upon continued service with the Company through such date.

The restricted shares granted in January 2019 will vest on January 1, 2022, contingent upon continued service with the Company through such date.

Consistent with 2018, the 2019 long-term incentive programs for its named executive officers contemplate payment in EQT equity, which the Committee believes further aligns the interests of the named executive officers with those of shareholders and allows favorable, non-variable accounting treatment.

In January 2019, each of the Company’s named executive officers who remained employed by the Company received the long-term incentives designed for senior executive officers described above.

The Committee’s considerations in determining the appropriate targets for the 2019 long-term incentive awards are described above under the caption “Making Executive Compensation Decisions – Determining Target Total Direct

Compensation.”  The resulting target long-term incentive award to Mr. McNally was at 89% of the market median (i.e., the Company’s 2019 peer group) for his position as President and Chief Executive Officer.   The long-term incentive awards to the other named executive officers who remained with the Company at such time averaged 85% of the market median (i.e., the Company’s 2019 peer group) for each of their comparable positions.   The number of options, restricted shares and target units under the 2019 Incentive PSU Program awarded to the named executive officers at such time were as follows:

NAMED EXECUTIVE OFFICER	2019 OPTIONS	2019 RESTRICTED SHARES	2019 INCENTIVE PSU PROGRAM
R.J. McNally	281,700	84,710	169,410
J.S. Smith	88,100	26,470	52,940
E.R. Centofanti	88,100	26,470	52,940
D.M. Jenkins	88,100	26,470	52,940
J.M. Lushko	51,100	15,360	30,710

Treatment of Equity-Based Compensation in the Spin-off

In connection with the Spin-off, and consistent with the Committee’s desire to align the interests of all employees with the interests of the Company’s stockholders – who also became stockholders of ETRN by virtue of the Spin-off – the Company’s outstanding equity-based compensation awards were converted into equity-based awards in respect of each of the Company and ETRN, as described below.

Stock Options

Upon the closing of the Spin-off, each outstanding option to purchase shares of the Company’s common stock (other than those held by former employees) was converted into an award of options to purchase both shares of the Company’s common stock and shares of ETRN’s common stock.  Each outstanding option to purchase shares of the Company’s common stock held by a former employee remained an award of options solely to purchase shares of the Company’s common stock. The number of shares and exercise prices of each option award was adjusted in a manner intended to preserve the aggregate intrinsic value of the original stock option as measured immediately before and immediately after the Spin-off, subject to rounding.  The adjusted stock options are subject to substantially the same terms, vesting conditions, post-termination exercise rules and other restrictions that applied to the original stock options immediately before the Spin-off.

Restricted Stock, Restricted Stock Units and Deferred Stock Awards

Upon the closing of the Spin-off, each outstanding award of Company restricted stock, restricted stock units (including all Strategic Implementation Awards denominated in shares of the Company’s common stock), and deferred stock units (including awards granted pursuant to the 2017 Value Driver PSU Program), other than certain performance-based awards described below, was converted into an award in respect of both shares of the Company’s common stock and shares of ETRN’s common stock.  The number of shares of the Company’s common stock subject to each award is the same as the number subject to the award prior to the Spin-off, while the number of shares of ETRN’s common stock subject to the award was determined based on the number of ETRN shares distributed per share of the Company’s common stock in the Spin-off.  The adjusted awards are subject to substantially the same terms, vesting conditions and other restrictions that applied to the original awards immediately before the Spin-off.

Performance-Based Awards

Upon the closing of the Spin-off, each outstanding award of Company restricted stock units granted pursuant to the Incentive PSU Programs for 2016, 2017 and 2018 or pursuant to the 2018 Value Driver PSU Program was converted into an award in respect of both shares of the Company’s common stock and shares of ETRN’s common stock.  The number of shares of the Company’s common stock subject to each award is the same as the number subject to the award prior to the Spin-off, while the number of shares of ETRN’s common stock subject to the award was determined based on the number of shares of ETRN’s common stock distributed per share of the Company’s common stock in the Spin-off.  The adjusted awards are subject to substantially the same terms, vesting conditions and other restrictions that applied to the original awards immediately before the Spin-off, except that:

•                  For awards granted pursuant to the 2018 Incentive PSU Program, one-third of the total number of shares subject to the awards will be earned based on actual performance as of December 31, 2018, after which date such portion of the awards will be subject to solely time-based vesting, and two-thirds of the total number of shares subject to the awards will be earned based on the same performance goals established by the Committee for the 2019 Incentive PSU Program; and

•                  For awards granted pursuant to the 2018 Value Driver PSU Program, (a) the EBITDA-based performance goal was deemed satisfied as of the Spin-off, and the satisfaction of the business unit value drivers and any other applicable performance goals were determined based actual performance as of December 31, 2018 or the last date performance can be determined (in the case of awards denominated in respect of the Company’s common stock) or September 30, 2018 (in the case of awards denominated in respect of ETRN common stock), and (b) one-half of the award vested on December 31, 2018 and one-half of the award will vest on December 31, 2019.

Other Compensation Components

The Company provides modest, customary additional benefits to our named executive officers to enable them to focus on our business and enhance their commitment to us.

Health and Welfare Benefits

The named executive officers participate in the same health and welfare benefit plans offered to other EQT employees, including medical, prescription drug, dental, vision, short- and long-term disability, wellness and employee assistance programs.  The same contribution amounts, deductibles and plan design provisions are generally applicable to all employees.

Retirement Programs

The named executive officers participate in the same defined contribution 401(k) plan as other EQT employees.  The Company has historically contributed an amount equal to 6% of each participant’s base salary to an individual investment account for the employee, subject to applicable tax regulations.  In addition, the Company matches a participant’s elective contribution by contributing to the participant’s individual investment account an amount equal to 50% of each dollar contributed by the employee, subject to a maximum Company contribution of 3% of the employee’s base salary and applicable tax regulations.

Once Company contributions for named executive officers reach the maximum level permitted under the 401(k) plan, Company contributions are continued on an after-tax basis through a retirement annuity product offered by Fidelity Investments Life Insurance Co.  The Company contributions are made in December of each year and the named executive officer must be employed at the time the contribution is made to be eligible.  Under this program, in 2018 the Company contributed to the annuity an amount equal to 11% of each of Mr. McNally’s and Mr. Jenkins’ annual incentive award (the other named executive officers were not eligible due to either the timing of their promotions or due to their not being employed on the contribution date).  The after-tax annuity program contains no vesting requirements.

The Company has no defined benefit retirement plan, supplemental executive retirement plan (SERP) or deferred compensation obligations to any employee.

Perquisites

Consistent with its philosophy of pay for performance, the Company generally aims to provide modest perquisites to its named executive officers that, in number and value, are below median competitive levels for the industry.

Perquisites offered to each named executive officer include the following:  a car allowance, a country club and a dining club membership, executive physical and healthcare services (for the executive and his/her spouse), financial planning, life insurance and accidental death and disability insurance (both of which exceed the level of insurance provided to other employees), and, except for Messrs. McNally and Lushko, a reduced monthly lease rate for parking.  The named executive officers may use two tickets purchased by EQT to attend up to four sporting or other events when such tickets are not otherwise being used for business purposes.  The costs of such tickets used for personal purposes are considered de minimis by EQT and are not included as perquisites in the Summary Compensation Table because there are no incremental costs to EQT associated with such use.  Beginning in 2019, Mr. McNally is a beneficiary of, and during 2018 Messrs. Schlotterbeck, Schlosser and Ashcroft were beneficiaries of, a travel security insurance policy.

In connection with Mr. Porges assuming the role of interim President and Chief Executive Officer upon the unanticipated, voluntary departure of Mr. Schlotterbeck in March 2018, the Committee determined to permit Mr. Porges to utilize corporate-chartered aircraft to facilitate travel between the Company’s headquarters and Mr. Porges’ home in Florida.  The Committee believed that making this perquisite available to Mr. Porges was appropriate to secure his experience and engaged leadership in the role of interim President and Chief Executive Officer through the critical period of completion of the Spin-off.  For his services as interim President and Chief Executive Officer, Mr. Porges remained an employee of the Company eligible for continued participation and vesting in its benefit plans and long-term incentive plans and for named executive officer perquisites, plus a base salary.  Mr. Porges did not receive any special cash bonus or equity award, did not receive an annual incentive award payout under the Executive STIP, and did not receive any equity awards under the Long-Term Incentive Plan for 2018.

See footnote (6) to the Summary Compensation Table below for a discussion of the perquisites provided to the named executive officers in 2018.

Agreements with the Named Executive Officers

The Committee believes that severance protections play a valuable role in attracting, motivating and retaining highly talented executives.  Accordingly, the Company provides such protections for the named executive officers under their Confidentiality, Non-Solicitation and Non-Competition Agreements, which are described in detail under the caption “Potential Payments Upon Termination or Change of Control” below.

Importantly, these executive agreements include covenants not to compete with, or solicit employees, customers, potential customers, vendors or independent contractors from, the Company for a specified period of time and to maintain the confidentiality of the Company’s information.  The Committee believes that these covenants are extremely valuable to the Company.

In connection with their promotion or hiring, the Committee:

•                  made no changes to the Confidentiality, Non-Solicitation and Non-Competition Agreements for Messrs. McNally and Jenkins; and

•                  approved the standard executive officer Confidentiality, Non-Solicitation and Non-Competition Agreements for Mses. Smith and Centofanti and Mr. Lushko.

In March 2018, Mr. Schlotterbeck resigned as President and Chief Executive Officer of the Company and Mr. Porges became interim President and Chief Executive Officer, in addition to his role as Chairman of the Board.  Before he resigned, the Committee offered Mr. Schlotterbeck a compensation package consisting of a $900,000 salary, $1,008,000 annual short-term incentive target award and $7,400,000 long-term incentive award.  Mr. Schlotterbeck declined this offer and voluntarily resigned his employment with the Company and his position on the Board.  Because Mr. Schlotterbeck’s resignation was voluntary, he was not entitled to severance or other termination-related benefits under his Confidentiality, Non-Solicitation and Non-Competition Agreement or any other agreement with the Company (other than payment for unused vacation); however, he remains subject to the restrictive covenants set forth in his Confidentiality, Non-Solicitation and Non-Competition Agreement.

While serving as Executive Chairman, commencing March 1, 2017, Mr. Porges received a base salary of $850,000 per year.  During this period, he also continued to vest in the long-term incentive awards that he held as of March 1, 2017, but he did not receive any special cash bonus or special equity award, or new short- or long-term incentive opportunity in respect of his service as Executive Chairman.  Effective upon the closing of the Spin-off, Mr. Porges commenced executive alternative work arrangement status.  As discussed above, Mr. Porges was not paid an annual bonus for 2018.

Effective with their departures from full time employment with the Company, Mr. Ashcroft commenced executive alternative work arrangement status on August 8, 2018 and Mr. Schlosser commenced executive alternative work arrangement status on October 24, 2018.  See “Executive Alternative Work Arrangement” under the caption “Payments to be made Pursuant to Written Agreements with the Named Executive Officers” for a discussion of the benefits to which each of Messrs. Porges, Schlosser and Ashcroft is entitled, and the obligations to which each is subject, while in executive alternative work arrangement status.

The Committee also approved an agreement and release with each of Messrs. Schlosser and Ashcroft in connection with the termination of their employment and their transition to executive alternative work arrangement status pursuant to the terms of their Confidentiality, Non-Solicitation and Non-Competition Agreements.  For each of Messrs. Schlosser and Ashcroft, the agreement and release established their last day of service to EQT, provided for a general release of all claims against the Company and confirmed the benefits to which each was entitled, and the continuing obligations to which each was subject, under the terms of his Confidentiality, Non-Solicitation and Non-Competition Agreement and the Company’s severance pay plan.

See “Potential Payments Upon Termination or Change of Control” below for more detail regarding the Company’s agreement with each named executive officer, including the value of the benefits provided under such agreements.

Excise Tax Provisions

If any compensation to a named executive officer is accelerated or becomes vested, that executive could, in some cases, be considered to have received “parachute payments” within the meaning of Code Sections 280G and 4999.  Pursuant to these tax laws, the executive could be subject to a 20% excise tax on parachute payments that exceed a certain amount, in which case the Company would be denied a tax deduction for such excess parachute payments.  The agreement with each executive officer contains a “best net” provision, pursuant to which any “parachute payments” will be reduced to the extent necessary to avoid triggering the excise tax, unless the executive would have a more favorable after-tax result by receiving the unreduced payments and paying the excise tax himself, without a gross-up from the Company.  Due to the structure of the excise tax, it is not possible to determine in advance which calculation would produce the more tax-efficient result.  If the excise tax is triggered, the Company would not enjoy a tax deduction on the amount of the “excess parachute payments” but in no event would the Company be obligated to pay any portion of the excise tax.

Equity Ownership Guidelines

As of December 31, 2018, for those named executive officers who remained with the Company, the named executive officers’ holdings relative to their equity ownership guidelines were as set forth below:

NAME (YEAR OF EXECUTIVE OFFICER STATUS)	OWNERSHIP GUIDELINES (MULTIPLE OF BASE SALARY)	ACTUAL MULTIPLE OF BASE SALARY OWNED	VALUE REQUIRED BY OWNERSHIP GUIDELINES	AGGREGATE QUALIFYING VALUE OWNED
R.J. McNally (2016)	8x	2.1	$7,200,000	$1,929,407
J.S. Smith (2018)	3x	1.6	1,389,600	727,236
E.R. Centofanti (2018)	3x	3.2	1,400,400	1,503,779
D.M. Jenkins (2018)	3x	1.5	1,674,225	838,713
J.M. Lushko (2018)	3x	1.8	1,380,000	827,439

Qualifying holdings include EQT Corporation (EQT) and Equitrans Midstream Corporation (ETRN) stock and EQM Midstream Partners, LP (EQM) units owned directly, EQT and ETRN shares held in the Company’s 401(k) plan, time-based restricted shares and units for EQT and ETRN, and EQT and ETRN performance-based awards for which only a service condition remains, but do not include other performance-based awards or options.  Although mandatory, there is no deadline for achieving the ownership guidelines and executives are not required to purchase EQT or ETRN stock or EQM units.  The net shares or units acquired through incentive compensation plans (through the exercise of options, the vesting of restricted shares or similar) must be retained if an executive has not satisfied the executive’s ownership target.  An executive’s failure to meet the equity ownership guidelines may influence an executive’s mix of cash and non-cash compensation.

Tax Matters

For federal income tax purposes, Code Section 162(m) prohibits publicly-held companies from deducting compensation, including that which is “performance-based,” paid to certain executive officers to the extent it exceeds $1 million per individual.  While the Committee considers the after-tax cost to the Company in establishing executive compensation programs, both individually and in the aggregate, the Committee also considers the other goals of our executive compensation program in making its compensation decisions and when determining what is in the best long-term interests of the Company, even though compensation in excess of $1 million per person may not be deductible under Code Section 162(m).

APPENDIX A TO CD&A

NON-GAAP FINANCIAL INFORMATION

The Executive STIP and the headquarters portion of the Regular STIP for the 2018 plan year utilized, and the Executive STIP and the Regular STIP for the 2019 plan year utilize, adjusted EBITDA compared to the Company’s business plan as a performance measure and the Production business unit portion of the Regular STIP for the 2018 plan year utilized adjusted business unit EBITDAX compared to EQT’s business plan as a performance measure.

For the 2018 plan year, adjusted EBITDA is defined as the Company’s income from continuing operations (which shall include income attributable to non-controlling interests) before interest, income taxes, depreciation, depletion, amortization and cumulative effect of accounting change for the fiscal year ending December 31, 2018, (i) calculated using the fixed commodity prices set forth in the Company’s 2018 business plan (the 2018 Plan) and adjusted for all cash settled derivatives and all basis and fixed price sales set forth in the 2018 Plan, (ii) excluding the effects of non-cash derivative gains (losses) not included in the 2018 Plan, (iii) excluding gains / losses on derivatives not designated as hedges, (iv) excluding the effects of non-cash impairments,  (v) excluding all direct and indirect impacts of acquisitions and/or dispositions during the year in which the total consideration paid, received or assumed is in excess of $100 million to the extent not contemplated by the 2018 Plan, (vi) excluding any charge and benefit associated with the repurchase of debt by the Company, and (vii) to the extent not contemplated by the 2018 Plan, excluding the costs associated with the Company’s analyses of (A) the Company’s “sum-of-the-parts discount” and (B) the structure of the Company’s master limited partnerships, and the implementation of any changes recommended as a result of either of the foregoing.

For the 2019 plan year, adjusted EBITDA is defined as the Company’s income from continuing operations (which shall include income attributable to non-controlling interests) before interest, income taxes, depreciation, depletion, amortization and cumulative effect of accounting change for the fiscal year ending December 31, 2019, (i) calculated using the fixed commodity prices set forth in the Company’s 2019 business plan (the 2019 Plan) and adjusted for all cash settled derivatives and all basis and fixed price sales set forth in the 2019 Plan, (ii) excluding the effects of non-cash derivative gains (losses) not included in the 2019 Plan, (iii) excluding gains / losses on derivatives not designated as hedges, (iv) excluding the effects of non-cash impairments, (v) excluding all direct and indirect impacts of acquisitions and/or dispositions during the year in which the total consideration paid, received or assumed is in excess of $100 million to the extent not contemplated by the 2019 Plan, (vi) excluding any charge and benefit associated with the repurchase of debt by the Company, (vii) to the extent not contemplated by the 2019 Plan, excluding the costs associated with the Company’s analyses of (A) the Company’s “sum-of-the-parts discount” and (B) the structure of the Company’s master limited partnerships, and the implementation of any changes recommended as a result of either of the foregoing, and (viii) excluding realized and unrealized gains and losses on Equitrans Midstream Corporation securities.

For the 2018 plan year, adjusted business unit EBITDAX is defined as total revenues of the applicable business unit, minus total expenses of the applicable business unit, excluding in each case (i) interest, income taxes, depreciation, depletion, amortization and exploration expenses, (ii) non-cash gains/losses on derivatives not designated as hedges and (iii) to the extent charged to the business unit and not contemplated by the business unit’s 2018 business plan, (A) the cumulative effect of accounting change and (B) the 2018 Review Costs, in each case including the components thereof attributable to noncontrolling interests.

Adjusted EBITDA and adjusted business unit EBITDAX are non-GAAP supplemental financial measures that the Company’s management uses to assess:  (i) the Company’s performance versus prior periods; (ii) the Company’s operating performance as compared to other companies in its industry; (iii) the ability of the Company’s assets to generate sufficient cash flow to make distributions to its investors; (iv) the Company’s ability to incur and service debt and fund capital expenditures; and (v) the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.  Additionally, management uses adjusted business unit EBITDAX as a measure to assess the Company’s and the applicable business unit’s performance versus prior periods without the impact of production and exploration costs associated with innovative drilling and exploratory wells, which vary from period-to-period.  Adjusted EBITDA and Adjusted EBITDAX contain certain adjustments that are not included in the Company’s calculation of EBITDA, a separate non-GAAP supplemental financial measure used by external users of the Company’s financial statements, such as industry analysts, investors, lenders and ratings agencies.

Adjusted EBITDA and adjusted business unit EBITDAX should not be considered as an alternative to net income, operating income, or any other measure of financial performance or liquidity presented in accordance with GAAP.  Adjusted EBITDA and adjusted business unit EBITDAX have important limitations as analytical tools because they exclude some, but not all, items that affect net income.  Additionally, because adjusted EBITDA and adjusted business unit EBITDAX may be defined differently by other companies in its industry, the Company’s definition of adjusted EBITDA and adjusted business unit EBITDAX may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Adjusted EBITDA was selected as a performance measure under the Executive STIP and the headquarters portion of the Regular STIP for the 2018 and 2019 plan years because adjusted EBITDA growth drives behavior consistent with the shareholders’ interests, and the Company’s business plan embodies the goals and priorities of the Company.  Similarly, adjusted business unit EBITDAX was selected as a performance measure under the business unit portion of the 2018 Regular STIP because adjusted business unit EBITDAX growth drives behavior within the applicable business unit consistent with the shareholders’ interests, and EQT’s business plan embodies the goals and priorities of EQT.

The table below reconciles the Company’s adjusted EBITDA as shown in this Form 10-K/A with the Company’s net income, the most comparable financial measure calculated in accordance with GAAP, for the applicable year as set forth in the Company’s 2018 annual report on Form 10-K.

(in millions)
Net income (loss) from continuing operations	$(2,381)
(Deduct)/add back:
Income tax (benefit)	(696)
Interest expense	229
Depreciation, depletion and amortization	1,610
EBITDA	(1,238)
Price adjustment	(20)
Non-cash derivatives	(46)
Acquisitions/divestitures	6
Impairments	3,520
Transaction costs	70
Increase in litigation reserves	52
Unrealized loss on EQT’s investment in ETRN	72
EBITDA attributable to discontinued operations	988
Spin-off related adjustments in calculating Adjusted EBITDA[1]	124
Adjusted EBITDA	$3,528

The table below reconciles the Company’s production business unit’s adjusted business unit EBITDAX for 2018 with the Company’s net income, the most comparable financial measure calculated in accordance with GAAP, for the applicable year as set forth in the Company’s 2018 annual report on Form 10-K.

1  In light of the Spin-off, which closed in November 2018, in measuring adjusted 2018 EBITDA for purposes of the Executive STIP and the headquarters portion of the Regular STIP and adjusted 2018 EBITDAX for purposes of the production portion of the Regular STIP, the Committee determined to measure actual financial results of the Company through October 31, 2018, plus two months (November and December, 2018) of forecasted financial results to afford a meaningful comparison to the Company’s 2018 business plan.

(in millions)
Net income (loss) from continuing operations	$(2,381)
(Deduct)/add back:
Income tax (benefit)	(696)
Interest expense	229
Depreciation, depletion and amortization	1,610
EBITDA	(1,238)
Price adjustment	(20)
Non-cash derivatives	(46)
Acquisitions/divestitures	6
Impairments	3,520
Transaction costs	70
Increase in litigation reserves	52
Unrealized loss on EQT’s investment in ETRN	72
EBITDA attributable to discontinued operations	988
Spin-off related adjustments in calculating adjusted EBITDA[1]	124
Adjusted EBITDA	3,528
Exploration expense	7
Spin-off related adjustments in calculating Adjusted EBITDAX[1]	8
Adjusted EBITDAX	3,543
Midstream business unit EBITDAX	1,232
Production business unit EBITDAX	2,403
Other EBITDAX	(92)

1  In light of the Spin-off, which closed in November 2018, in measuring adjusted 2018 EBITDA for purposes of the Executive STIP and the headquarters portion of the Regular STIP and adjusted 2018 EBITDAX for purposes of the production portion of the Regular STIP, the Committee determined to measure actual financial results of the Company through October 31, 2018, plus two months (November and December, 2018) of forecasted financial results to afford a meaningful comparison to the Company’s 2018 business plan.

The 2019 Regular STIP also utilizes free cash flow as a performance measure.  For the 2019 plan year, free cash flow is defined as the Company’s net cash provided by operating activities, excluding from such amount the effects of changes in other assets and liabilities, minus accrual-based capital expenditures (excluding any cash payments or capital expenditures for acquisitions), plus dividends received from Equitrans Midstream Corporation.

APPENDIX B TO CD&A

2017 PEER GROUP –

FINANCIAL METRICS

Company	2015 Net Income (Loss) ($MM)	12/31/15 Market Cap ($MM)	2015 Revenue ($MM)
Antero Resources Corporation	941	6,040	2,430
Cabot Oil & Gas Corporation	(114)	7,321	1,495
Chesapeake Energy Corporation	(14,685)	2,993	13,457
Cimarex Energy Co.	(2,409)	8,452	1,453
Concho Resources Inc.	66	11,992	2,436
CONSOL Energy Inc.	(375)	1,810	2,843
Continental Resources, Inc.	(354)	8,572	2,680
Devon Energy Corporation	(14,459)	13,152	13,145
Energen Corporation	(946)	3,230	763
EOG Resources, Inc.	(4,525)	38,914	8,704
EXCO Resources, Inc.	(1,192)	350	457
Marathon Oil Corporation	(2,204)	8,527	5,596
National Fuel Gas Company	(379)	3,618	1,761
Newfield Exploration Company	(3,362)	5,321	2,062
Noble Energy, Inc.	(2,441)	14,095	4,052
ONEOK, Inc.	245	5,161	7,763
Pioneer Natural Resources Company	(273)	18,729	4,018
QEP Resources, Inc.	(149)	2,368	2,480
Range Resources Corporation	(714)	4,168	1,714
SM Energy Company	(448)	1,336	1,514
Southwestern Energy Company	(4,556)	2,734	3,339
Whiting Petroleum Corporation	(2,219)	1,927	2,092

50% Percentile	(714)	5,321	2,480

EQT Corporation	85	7,952	2,126
EQT Percent Rank	87%	61%	39%

Source:  Pay Governance

2018 PEER GROUP –

FINANCIAL METRICS

Company	2016 Net Income (Loss) ($MM)	December 31, 2016 Market Cap ($MM)	2016 Revenue ($MM)
Anadarko Petroleum Corporation	(3,078)	38,972	7,869
Antero Resources Corporation	(849)	7,428	1,745
Apache Corporation	(1,372)	24,082	5,354
Cabot Oil & Gas Corporation	(417)	10,866	1,156
Chesapeake Energy Corporation	(4,926)	6,154	7,872
Cimarex Energy Co.	(431)	12,906	1,257
Concho Resources Inc.	(1,462)	19,210	1,635
CNX Resources Corporation	(545)	4,183	2,026
Continental Resources, Inc.	(400)	19,096	1,980
Devon Energy Corporation	(3,304)	23,913	12,197
Diamondback Energy, Inc.	(165)	9,110	527
Encana Corporation	(944)	11,581	2,918
EOG Resources, Inc.	(1,097)	58,280	7,651
Hess Corporation	(6,173)	19,542	4,844
Marathon Oil Corporation	(2,140)	14,665	4,650
Newfield Exploration Company	(1,230)	7,989	1,472
Noble Energy, Inc.	(998)	16,316	3,491
Pioneer Natural Resources Company	(556)	30,562	3,824
Range Resources Corporation	(522)	8,378	1,100

50% Percentile	(998)	14,665	2,918

EQT Corporation	(453)	11,298	1,608

EQT Percent Rank	82%	37%	27%

Source:  Pay Governance

2019 PEER GROUP –

FINANCIAL METRICS

Company	2017 Net Income (Loss) ($MM)	December 31, 2017 Market Cap ($MM)	2017 Revenue ($MM)
Chesapeake Energy Corporation	949	3,545	9,496
Encana Corporation	827	16,319	4,443
Southwestern Energy Company	1,046	2,817	3,203
Antero Resources Corporation	615	5,997	3,656
Range Resources Corporation	333	4,166	2,609
Murphy Oil Corporation	(312)	5,358	2,098
Cimarex Energy Co.	494	11,623	1,918
Newfield Exploration Company	427	6,229	1,767
Cabot Oil & Gas Corporation	100	13,228	1,764
QEP Resources, Inc.	269	2,306	1,623
WPX Energy, Inc.	(16)	5,602	1,336
SM Energy Company	(161)	2,465	1,260
CNX Resources Corporation	381	3,283	1,415
Gulfport Energy Corporation	435	2,336	1,320

50% Percentile	$404	$4,762	$1,843

EQT Corporation	$1,509	$15,098	$3,378

EQT Percent Rank	Highest	97%	80%

Source: Pay Governance

APPENDIX C TO CD&A

INCENTIVE PERFORMANCE SHARE UNIT PROGRAM PAYOUT MATRIX

2018 Program

Relative TSR Ranking (50% Weight)

	Less than Threshold	Threshold	Below Target	Target	Exceeds	Stretch
Performance Goal	18th – 20th rank	17th rank	15th rank	10th rank	5th rank	3rd – 1st rank
Payout Factor	0%	16.7%	50%	100%	200%	300%

Operating Efficiency (25% Weight)

	Greater than Threshold	Threshold	Target	Exceeds	Stretch
Performance Goal	Greater than $.61/Mcfe	$.61/Mcfe	$.45/Mcfe	$.35/Mcfe	$.32/Mcfe
Payout Factor	0%	50%	100%	200%	300%

Development Efficiency (25% Weight)

	Greater than Threshold	Threshold	Target	Exceeds	Stretch
Performance Goal	Greater than $.52/Mcfe	$.52/Mcfe	$.44/Mcfe	$.41/Mcfe	$.38/Mcfe
Payout Factor	0%	50%	100%	200%	300%

Return on Capital Employed* Modifier

After determining the preliminary payout factor as set forth above, the preliminary payout factor is modified based on achievement of return on capital employed over the performance period, by multiplying the preliminary payout factor by a percentage, as set forth in the table below, to determine the final payout factor for the performance share units.  In no event shall the payout factor exceed 300%.

ROCE Achieved	ROCE Modifier
7% or less	0.9 x
9%	1.0 x
11% or more	1.1 x

*Return on Capital Employed is defined in Exhibit 10.02(t) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

INCENTIVE PERFORMANCE SHARE UNIT PROGRAM PAYOUT MATRIX

2019 Program

Relative TSR Ranking (50% Weight)

	No Value	Threshold	Target	Exceeds	Stretch
Performance Goal	13th – 15th rank	12th rank	7th – 8th rank	5th rank	3rd – 1st rank
Payout Factor	0%	20%	100%	200%	300%

Operating Efficiency (25% Weight)

	Greater than Threshold	Threshold	Target	Exceeds
Performance Goal	$.25/Mcfe	$.23/Mcfe	$.19/Mcfe	$.18/Mcfe
Payout Factor	0%	50%	100%	200%

Development Efficiency (25% Weight)

	Less than Threshold	Threshold	Target	Exceeds
Performance Goal	$.52/Mcfe	$.47/Mcfe	$.41/Mcfe	$.40/Mcfe
Payout Factor	0%	50%	100%	200%

Return on Capital Employed* Modifier

After determining the preliminary payout factor as set forth above, the preliminary payout factor is modified based on achievement of Return on Capital Employed over the Performance Period, by multiplying the preliminary payout factor by a percentage, as set forth in the table below, to determine the final Payout Factor for the Performance Share Units.  In no event shall the Payout Factor exceed 300%.

ROCE Achieved	ROCE Modifier
7% or less	0.9 x
9%	1.0 x
11% or more	1.1 x

*Return on Capital Employed is defined in Exhibit 10.02(bb) to the Original Form 10-K.

Report of the Management Development and Compensation Committee

We have reviewed and discussed the Compensation Discussion and Analysis (CD&A) with the management of EQT Corporation.  Based on our review and discussions, we recommended to the Board of Directors that the CD&A be included in the EQT Corporation Form 10-K/A and the proxy statement for the 2019 Annual Meeting of Shareholders.

This report is not soliciting material, is not deemed to be filed with the SEC and is not to be incorporated by reference in any filing of EQT Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

This report has been furnished by the Management Development and Compensation Committee of the Board of Directors.

Lee T. Todd, Jr., Chair
A. Bray Cary, Jr.

William M. Lambert
James E. Rohr

Compensation Policies and Practices and Risk Management

Culminating in early 2019, members of the Company’s senior management, with the assistance of the Committee’s independent compensation consultant, conducted a risk assessment of the Company’s compensation programs for all employees.  The results of such assessment were presented to the Committee.  Based on the assessment, the Company and the Committee believe that the Company’s compensation programs are balanced and do not create risks reasonably likely to have a material adverse impact on the Company.  Important factors taken into account include, but are not limited to, the following:

•                  the Company does not use highly leveraged short-term incentives that drive high risk investments at the expense of long-term Company value;

•                  the Company’s annual incentive compensation is based on balanced performance measures that promote disciplined progress towards longer-term goals, and payments are capped;

•                  the performance periods and vesting schedules for long-term incentives overlap and, therefore, reduce the motivation to maximize performance in any one period at the expense of performance in other periods;

•                  the Company’s compensation programs reward consistent, long-term performance by heavily weighting compensation to long-term incentives that reward sustainable stock, financial and operating performance;

•                  variations of the Company’s compensation programs have been in place for many years, and the Company has seen no evidence that they encourage excessive risk-taking;

•                  the Committee has authority to exercise downward discretion to reduce or eliminate payouts under all of the Company’s compensation programs;

•                  the Company’s equity ownership guidelines require executives to hold a meaningful equity interest, linking their interests to the interests of shareholders; and

•                  hedging and pledging of EQT securities by EQT executive officers and directors is prohibited under the Company’s policies.

The Committee will continue to monitor the Company’s compensation policies and practices to determine whether its risk management objectives are being met.

Compensation Tables

The following tables contain information concerning the compensation of the Company’s principal executive officer (including each of Mr. Schlotterbeck, who served as principal executive officer through March 14, 2018, Mr. Porges, who served as principal executive officer from March 14, 2018 through November 12, 2018, and Mr. McNally, who served as principal executive officer for the balance of the year), its principal financial officer, and each of (i) the other three most highly compensated executive officers who was serving as an executive officer at the end of 2018 and (ii) two former executive officers who would have been deemed “named executive officers” under applicable SEC rules, but were no longer serving as executive officers at the end of 2018.  We have excluded compensation for prior years to the extent permitted by applicable SEC rules.  References to named executive officers in this “Compensation Tables” section are to the nine individuals included in the tables below:

Summary Compensation Table

						NON-EQUITY
				STOCK	OPTION	INCENTIVE PLAN	ALL OTHER
NAME AND PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMPENSATION	TOTAL
POSITION	YEAR	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Robert J. McNally	2018	525,048	250,000	3,004,011	618,678	715,500	187,966	5,301,203
President and Chief Executive Officer	2017	466,238	-	2,072,314	511,108	725,000	223,157	3,997,817
	2016	323,550	500,000	3,008,725	692,265	660,000	53,837	5,238,377

Jimmi Sue Smith	2018	268,098	33,333	490,399	104,652	168,000	36,874	1,101,356
Senior Vice President and Chief Financial Officer

Erin R. Centofanti	2018	330,944	-	560,779	-	207,900	23,065	1,122,688
Executive Vice President, Production

Donald M. Jenkins	2018	390,028	166,667	873,139	135,432	406,440	232,052	2,203,758
Executive Vice President, Commercial, Business Development, Information Technology and Safety

Jonathan M. Lushko	2018	275,493	66,667	627,998	-	235,680	25,799	1,231,637
General Counsel and Senior Vice President, Government Affairs

David L. Porges	2018	758,870	-	-	-	-	927,986	1,686,856
Former Interim President and Chief Executive Officer	2017	850,000	500,000	-	-	-	402,350	1,752,350
	2016	850,000	-	4,926,468	1,133,118	2,500,000	369,062	9,778,648

Steven T. Schlotterbeck (7)	2018	186,256	-	6,825,684	1,669,815	-	321,399	9,003,154
Former President and Chief Executive Officer	2017	703,945	-	4,208,670	1,042,944	2,000,000	252,526	8,208,085
	2016	519,634	-	3,047,802	701,316	1,300,000	205,944	5,774,696

David E. Schlosser, Jr.	2018	474,351	166,667	2,953,276	644,841	-	2,736,435	6,975,570
Former Senior Vice President and President, Exploration & Production	2017	455,965	-	2,195,427	280,260	675,000	162,385	3,769,037

Jeremiah J. Ashcroft, III	2018	354,330	50,000	2,730,454	644,841	-	2,552,955	6,332,580
Former Senior Vice President and President, Midstream	2017	194,202	500,000	2,150,498	-	-	49,594	2,894,294

______________

(1)   Each named executive officer’s annual base salary is paid over twenty-six (26) equal pay periods each year.

(2)   The amount reflected in this column for 2018 for each of Messrs. McNally, Jenkins, Lushko, Schlosser and Ashcroft and for Ms. Smith represents the cash portion of the Strategic Implementation Award granted in March

2018.  See “Strategic Incentive Awards” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan Based Awards Table” below for further discussion.

(3)   The amounts for 2018 in this column reflect the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 using the assumptions described in Note 13 to EQT’s Consolidated Financial Statements, which is included in the Original Form 10-K. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.  Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of the awards granted in 2018 would have been: $6,686,634 for Mr. McNally; $1,111,822 for Ms. Smith; $908,225 for Ms. Centofanti; $1,681,296 for Mr. Jenkins; $1,404,707 for Mr. Lushko; $6,793,551 for Mr. Schlosser; and $6,570,729 for Mr. Ashcroft.

See “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of the 2018 Incentive PSU Program, the 2018 Value Driver PSU Program, and the 2018 Restricted Share and Unit Awards.

(4)   The amounts for 2018 in this column reflect the grant date fair values of option awards granted on January 1, 2018 calculated using a Black-Scholes option pricing model using the assumptions described in Note 13 to the Company’s Consolidated Financial Statements, which is included in the Original Form 10-K.

See “Option Awards – 2018 Options” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of the 2018 options.

(5)   This column reflects the dollar value of annual incentive compensation earned under the Executive STIP, in the case of Messrs. McNally and Jenkins and Ms. Smith, and under the Regular STIP, in the case of Ms. Centofanti and Mr. Lushko, for the applicable plan year.  The awards were paid to the named executive officers in cash in the first quarter of the following year.  See the section “Non-Equity Incentive Plan Compensation” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP and the Regular STIP, respectively, for the 2018 plan year.

(6)   This column includes the dollar value of premiums paid by the Company for group life, accidental death and dismemberment insurance, the Company’s contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program, perquisites, and, for Messrs. Porges, Schlosser and Ashcroft, amounts paid in lieu of unused vacation, for Messrs. Porges and Schlosser, amounts paid pursuant to their respective executive alternative work arrangements, and for Messrs. Schlosser and Ashcroft, payments required under their respective release agreements in connection with their termination of employment.  See the section “Potential Payments Upon Termination or Change of Control” for further information regarding the payments made to Messrs. Schlosser and Ashcroft pursuant to their release agreements.  For 2018, these amounts were as follows:

			2006 PAYROLL
			DEDUCTION AND
		401(K)	CONTRIBUTION	PERQUISITES
	INSURANCE	CONTRIBUTIONS	PROGRAM	(SEE BELOW)	OTHER	TOTAL
NAME	($)	($)	($)	($)	($)	($)
R.J. McNally	2,052	24,750	102,254	58,910	-	187,966
J.S. Smith	1,058	24,129	-	11,687	-	36,874
E.R. Centofanti	1,065	22,000	-	-	-	23,065
D.M. Jenkins	1,275	24,750	57,103	148,924	-	232,052
J.M. Lushko	1,049	24,750	-	-	-	25,799
D.L. Porges	1,777	24,750	55,000	707,517	138,942	927,986
S.T. Schlotterbeck	449	23,714	220,000	-	77,236	321,399
D.E. Schlosser, Jr.	1,062	24,488	74,250	58,170	2,578,465	2,736,435
J.J. Ashcroft	850	21,545	55,000	36,665	2,438,895	2,552,955

(a)         Once 401(k) contributions for Messrs. McNally, Jenkins, Porges, Schlotterbeck, Schlosser and Ashcroft reached the maximum level permitted under the 401(k) plan, EQT contributions were continued on an after-tax basis by an annual deposit during December 2018.  The named executive officer must be employed on the deposit date to receive the payment under the 2006 Payroll Deduction and Contribution

Program through an annuity program offered by Fidelity Investments Life Insurance Co.  Each year, EQT also contributes an amount equal to 11% of the annual incentive award for each named executive officer.

(b)         Amounts in the perquisite column include the following:

•                  for each executive, an amount intended to cover the annual cost of acquiring, maintaining and insuring a car;

•                  for Messrs. McNally, Jenkins, Porges, Schlosser and Ashcroft, the entire cost of country and dining club dues, although EQT believes that only a portion of the cost represents a perquisite. For Mr. Jenkins, $111,909 for country club initiation fees and dues;

•                  for Messrs. McNally, Jenkins, Porges and Schlosser and Ms. Smith, the actual cost to EQT of providing financial planning and tax preparation services (capped at a maximum of $15,000 per individual);

•                  for Messrs. Jenkins, Porges, Schlotterbeck and Schlosser and Mses. Smith and Centofanti, a reduced monthly lease rate for parking;

•                  for each executive, the actual cost to EQT for providing the executive physical and healthcare services to the executive and his or her spouse;

•                  for Mr. Porges, $658,215 for use of corporate-chartered aircraft to facilitate travel between the Company’s headquarters and Mr. Porges’ home in Florida during the period in which Mr. Porges served as the Company’s interim President and Chief Executive Officer; and

•                  for Messrs. Schlotterbeck, Schlosser and Ashcroft, the actual cost to EQT in connection with travel assistance services procured by EQT for the benefit of the executives and their families.

(7)  Upon his voluntary resignation in March 2018, Mr. Schlotterbeck forfeited the long-term incentive awards (i.e., the stock options, stock awards and 2018 Incentive PSU awards) that were granted to him in early 2018.

2018 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN			ESTIMATED FUTURE PAYOUTS UNDER			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES	EXERCISE OR BASE PRICE OF	GRANT DATE FAIR VALUE OF STOCK AND
	TYPE OF	GRANT	APPROVAL		AWARDS		EQUITY INCENTIVE PLAN AWARDS			STOCK OR	UNDERLYING	OPTION	OPTION
NAME	AWARD	DATE	DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM	UNITS	OPTIONS	AWARDS	AWARDS
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#) (4)	(#)	($/SH)	($)
R.J. McNally	ESTIP	-	-	-	477,000	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	24,060	72,180	-	-	-	1,841,312
	SIA – PSU	3/15/18	3/15/2018	-	-	-	-	10,060	-	-	-	-	477,951
	SO	1/1/18	12/5/2017	-	-	-	-	-	-	-	40,200	56.92	618,678
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	12,030	-	-	684,748

J. S. Smith	ESTIP	-	-	-	112,000	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	4,060	12,180	-	-	-	310,712
	SIA – PSU	3/15/18	3/7/2018	-	-	-	-	1,350	-	-	-	-	64,139
	SO	1/1/18	12/5/2017	-	-	-	-	-	-	-	6,800	56.92	104,652
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	2,030	-	-	115,548

E.R. Centofanti	RSTIP	-	-	-	138,600	-	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	2,270	6,810	-	-	-	173,723
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	2,270	-	-	129,208
	VDA	1/1/18	12/5/2017	-	-	-	-	4,530	13,590	-	-	-	257,848

D.M. Jenkins	ESTIP	-	-	-	203,220	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	5,280	15,840	-	-	-	404,078
	SIA – PSU	3/15/18	3/7/2018	-	-	-	-	6,710	-	-	-	-	318,792
	SO	1/1/18	12/5/2017	-	-	-	-	-	-	-	8,800	56.92	135,432
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	2,640	-	-	150,269

J.M. Lushko	RSTIP	-	-	-	117,840	-	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	2,040	6,120	-	-	-	156,121
	SIA – RS	3/7/18	3/7/2018	-	-	-	-	2,600	-	-	-	-	123,526
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	2,040	-	-	116,117
	VDA	1/1/18	12/5/2017	-	-	-	-	4,080	12,240	-	-	-	232,234

D.L. Porges	-	-	-	-	-	-	-	-	-	-	-	-	-

S.T. Schlotterbeck (5)(6)	ESTIP	-	-	-	1,008,000	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	65,010	195,030	-	-	-	4,975,215
	SO	1/1/18	12/5/2017	-	-	-	-	-	-	-	108,500	56.92	1,669,815
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	32,510	-	-	1,850,469

D.E. Schlosser, Jr. (6)	ESTIP	-	-	-	513,500	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/18	12/5/2017	-	-	-	-	25,090	75,270	-	-	-	1,920,138
	SIA – PSU	3/15/18	3/7/2018	-	-	-	-	6,710	-	-	-	-	318,792
	SO	1/1/18	12/5/2017	-	-	-	-	-	-	-	41,900	56.92	644,841
	RS	1/1/18	12/5/2017	-	-	-	-	-	-	12,550	-	-	714,346

J.J. Ashcroft (6)	ESTIP	-	-	-	513,500	5,000,000	-	-	-	-	-	-	-
	PSU	1/1/2018	12/5/2018	-	-	-	-	25,090	75,270	-	-	-	1,920,138
	SIA – PSU	3/15/2018	3/15/2018	-	-	-	-	2,020	-	-	-	-	95,970
	SO	1/1/2018	12/5/2018	-	-	-	-	-	-	-	41,900	56.92	644,841
	RS	1/1/2018	12/5/2018	-	-	-	-	-	-	12,550	-	-	714,346

(1)	Type of Award:

ESTIP	=	Executive STIP for the 2018 Plan Year
RSTIP	=	Regular STIP for the 2018 Plan Year
PSU	=	2018 Incentive PSU Program Awards
SIA – PSU	=	Strategic Implementation Award Performance Share Unit
SO	=	2018 Stock Options
RS	=	2018 Restricted Share and Unit Awards
SIA – RSU	=	Strategic Implementation Award Restricted Share Unit
VDA	=	2018 Value Driver PSU Program Awards

(2)       These columns reflect the annual incentive award target and maximum amounts payable under the Executive STIP and the Regular STIP, as applicable (each as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below), for the 2018 plan year.  The awards were paid to the named executive officers in cash in the first quarter of the following year.  See the sections “Non-Equity Incentive Plan Compensation—Executive STIP” and “Non-Equity Incentive Plan

Compensation—Regular STIP,” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP and Regular STIP for the 2018 plan year.

(3)        These columns reflect the target and maximum number of units payable under the 2018 Incentive PSU Program, the 2018 Value Driver PSU Program and the Strategic Implementation Awards granted to certain executive officers in March 2018.  Under the 2018 Incentive PSU Program, the performance measures are TSR over the period January 1, 2018 through December 31, 2020, as ranked among the comparably measured TSR of the applicable peer group, as well as operating efficiency and development efficiency over the same period. The payout amounts for the 2018 Incentive PSU Program could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period.  Under the 2018 Value Driver PSU Program, the performance metric is adjusted 2018 EBITDA compared to the business plan.  The 2018 Value Driver PSU Program payout amounts could range from 0% of awards granted, to 100% of awards granted (target), to 300% of awards granted (maximum), dependent upon the company’s adjusted 2018 EBITDA compared to 2018 business plan.  For years when the maximum is achieved under value-driver type programs, the Committee typically exercises its discretion downward in determining the actual payment. Under the 2018 Strategic Implementation Award PSUs, vesting of the PSUs was subject to the successful completion of the Spin-off transaction prior to the second anniversary of the grant date, with 50% of the award vesting on the first anniversary of the grant date and 50% of the award vesting on the second anniversary of the grant date.  See “Stock Awards – 2018 Incentive PSU Program,” “Stock Awards – 2018 Value Driver PSU Program,” and “Stock Awards – Strategic Incentive Awards” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of these awards.

(4)       This column reflects the number of time-based restricted stock and/or share units granted to the named executive officers.  See “2018 Restricted Share and Unit Awards” under the caption “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” below for further discussion of the 2018 Restricted Share and Unit Awards.

(5)       Mr. Schlotterbeck forfeited the long-term incentive awards that were granted to him in 2018 upon his voluntary resignation in March 2018.

(6)       For Messrs. Schlotterbeck, Schlosser and Ashcroft, the target amount reflected in the table for the Executive STIP represents the target 2018 annual incentive award for each that was approved by the Committee in early 2018.  No amount was paid to Mr. Schlotterbeck, Mr. Schlosser or Mr. Ashcroft under the Executive STIP for 2018.

Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table

This discussion should be read in conjunction with the CD&A and the Summary Compensation and 2018 Grants of Plan-Based Awards Tables above.  A reconciliation of each non-GAAP financial measure disclosed below to the most directly comparable GAAP financial measure is set forth in Appendix C to this Form 10-K/A.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation – Executive STIP

The performance measure approved for the Executive STIP for the 2018 plan year was the Company’s adjusted 2018 EBITDA (calculated as set forth in Appendix C), compared to the Company’s 2018 business plan.

The Company’s actual adjusted 2018 EBITDA of $3,527.9 million was 98.9% of its 2018 business plan EBITDA, which resulted in the total 2018 Executive STIP pool for all participants being capped at 1.5% of adjusted 2018

EBITDA.  This would have allowed the Committee to award annual incentives to the Company’s eligible executive officers in an aggregate amount of $52.9 million, subject to a $5 million cap per executive officer.  However, as described in the CD&A, the Committee exercised downward discretion to distribute, in the aggregate, less than $1.3 million to the three named executive officers (Messrs. McNally and Jenkins and Ms. Smith) who participated in the Executive STIP for 2018, in the amounts shown in the Summary Compensation Table above.  A detailed description of the 2018 Executive STIP funding pool and payouts is set forth above in the CD&A under “2018 Annual Incentives – Executive STIP.”  The 2018 Executive STIP awards were paid in cash.

Non-Equity Incentive Plan Compensation – Regular STIP

Generally, the Company’s executive officers participate in the Executive STIP (see Non-Equity Incentive Plan Compensation–Executive STIP above).  For 2018, Ms. Centofanti and Mr. Lushko each participated in the Regular STIP (rather than the Executive STIP) because neither became an executive officer until the fourth quarter of 2018.  A detailed description of the 2018 Regular STIP funding pools and payouts is set forth in the CD&A under “2018 Annual Incentives – Regular STIP.”  The 2018 Regular STIP awards to Ms. Centofanti and Mr. Lushko were made, in cash, in the amounts shown in the Summary Compensation Table above.

Stock Awards

As further described below and in the CD&A, amounts shown under this column for 2018 consist of (i) performance share units granted under our 2018 Incentive PSU Program, (ii) performance units granted under our 2018 Value Driver PSU Program, (iii) time-based restricted share and restricted share unit awards, and (iv) performance share unit and restricted share unit awards granted under the Strategic Implementation Award Program.  Mr. Schlotterbeck forfeited all equity awards that were unvested at the time of his resignation in March 2018.

Stock Awards – 2018 Incentive PSU Program

Awards under the 2018 Incentive PSU Program were granted on January 1, 2018, payout of which is contingent upon the achievement of the performance measures described in the CD&A above. The payout matrix for the 2018 Incentive PSU Program is set forth in Appendix D.  If earned, and contingent upon continued service with the Company on the payment date, the performance share units granted to Ms. Centofanti and Mr. Lushko are expected to be distributed in cash in an amount equal to the target award (including accrued dividends) multiplied by the applicable payout multiple and based on the closing price of the Company’s common stock on December 31, 2020. Additionally, the performance share units granted to Messrs. McNally and Jenkins and Ms. Smith are expected to be distributed in shares of Company common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Messrs. Schlosser and Ashcroft each vested in his outstanding long-term equity awards in connection with his termination of employment and will receive the benefit, if any, of the 2018 Incentive PSUs to the extent and at the same time as other participants.

Stock Awards – 2018 Value Driver PSU Program

Awards under the 2018 Value Driver PSU Program were granted to Ms. Centofanti and Mr. Lushko on January 1, 2018.  The performance measure for the 2018 Value Driver PSU Program was the Company’s adjusted 2018 EBITDA compared to the 2018 business plan.  The payout opportunity under the 2018 Value Driver Program was:

•                  no payout if the adjusted 2018 EBITDA was less than the Company’s business plan; or

•                  three times the number of target awards granted if the adjusted 2018 EBITDA equaled or exceeded business plan, subject to the Committee’s discretion to determine that a lower performance multiple applied.  In exercising its discretion, the Committee was to consider and be guided by performance on Company, business unit, and individual value drivers.

In connection with the Spin-off, the Committee determined that the adjusted 2018 EBITDA performance measure was deemed to have been satisfied for purposes of the 2018 Value Driver PSU Program, as reflected in the terms of the Employee Matters Agreement, dated November 12, 2018, between the Company and ETRN.  As described in the CD&A above, the Committee exercised downward discretion to confirm for each of Ms. Centofanti and Mr. Lushko a lesser amount based upon the individual’s 2018 target award and 2018 performance on Company, business unit, and individual value drivers.

Fifty percent (50%) of the confirmed performance units (including accrued dividends) vested and were distributed in cash in the first quarter of 2019, and the remainder is expected to vest and be distributed in cash in the first quarter of 2020, contingent upon continued service with the Company through such date.

Stock Awards - 2018 Restricted Share and Unit Awards

On January 1, 2018, restricted share awards were granted to each of the named executive officers, other than Ms. Centofanti and Mr. Lushko, who received an award of restricted share units. These awards will vest on the third anniversary of the applicable grant date, contingent upon continued service with the Company through such date.  If earned, (i) the restricted share awards will be distributed in shares of Company common stock (including accrued dividends), in amounts based on the closing price of the Company’s common stock on the business day preceding the vesting date, and (ii) the restricted share unit awards will be distributed in cash in amounts equal to the number of awarded units (including accrued dividends) multiplied by the closing price of the Company’s common stock on the business day preceding the vesting date.

Messrs. Schlosser and Ashcroft each vested in his outstanding long-term equity awards, including the 2018 Restricted Shares, in connection with his termination of employment and these awards were paid out at such time.

Strategic Incentive Awards

As more fully discussed in the CD&A above, Strategic Implementation Awards were granted to certain of the named executive officers in 2018. The awards (other than the award granted to Mr. Lushko) were made one-third in cash, with the remaining two-thirds granted in the form of additional performance share units (PSUs), which would vest (a) 50% on the later of the first anniversary of the grant date and the Spin-off date and (b) 50% on the second anniversary of the grant date, subject to the earlier completion of the Spin-off. The PSUs would have been forfeited if the Spin-off had not occurred by the second anniversary of the grant date.  The Strategic Implementation Award for Mr. Lushko was similarly paid one-third in cash; however, Mr. Lushko received the remaining two-thirds of his award in the form of time-based restricted stock units, which vest ratably on the first and second anniversaries of the grant date. Messrs. Schlosser and Ashcroft each vested in his outstanding Strategic Implementation Award PSUs in connection with his termination of employment and these awards were paid out at such time.

The cash portions of the Strategic Implementation Awards are shown in the “Bonus” column of the Summary Compensation Table, while the PSUs and restricted stock units granted under the Strategic Implementation Award Program are shown in the “Stock Awards” column of the Summary Compensation Table.

Option Awards – 2018 Options

Options were awarded to the named executive officers (other than Ms. Centofanti and Mr. Lushko) on January 1, 2018 with an exercise price of $56.92 (which was adjusted to $29.30 per share pursuant to the Spin-off – see “Stock Options” under “Treatment of Equity-Based Compensation in the Spin-off” above).  The options granted on January 1, 2018 expire on January 1, 2028 and vest on January 1, 2021.  In all cases, vesting is contingent upon continued service with the Company through the vesting date.

Messrs. Schlosser and Ashcroft each vested in his outstanding long-term equity awards, including the 2018 Options, in connection with his termination of employment.

Outstanding Equity Awards at Fiscal Year-End

NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)(2)	($) (2)		(#) (3)	($) (4)	(#) (5)	($) (6)
R.J. McNally	-	39,489	32.60	3/21/2026	7,692	145,296	107,301	2,026,925
	-	25,633	33.67	1/1/2027	844	15,946	46,148	871,742
	-	2,870	30.83	3/1/2027	12,071	228,025	5,035	95,103
	-	39,785	29.30	1/1/2028	-	-	72,424	1,368,080
	-	-	-	-	-	-	10,088	190,561
J.S. Smith	-	6,729	29.30	1/1/2028	2,515	47,499	3,022	57,079
	-	-	-	-	3,609	68,174	4,343	82,046
	-	-	-	-	1,448	27,348	12,221	230,856
	-	-	-	-	2,037	38,478	1,354	25,572
E.R. Centofanti	-	-	-	-	4,200	79,338	8,189	154,684
	-	-	-	-	1,749	33,046	5,248	99,139
	-	-	-	-	2,278	43,025	6,833	129,075
	-	-	-	-	-	-	13,636	257,582
D.M. Jenkins	-	8,709	29.30	1/1/2028	4,426	83,614	16,105	304,231
	-	-			2,292	43,301	6,877	129,907
	-	-			2,649	50,040	15,893	300,227
	-	-			-	-	6,729	127,104
J.M. Lushko	-	-	-	-	1,635	30,880	3,928	74,203
	-	-	-	-	654	12,345	1,961	37,035
	-	-	-	-	2,139	40,411	6,141	115,997
	-	-	-	-	2,607	49,250	12,281	231,994
	-	-	-	-	2,047	38,666	-	-
D.L. Porges	104,710	-	28.21	1/1/2022	-	-	210,851	3,982,971
	91,448	-	30.36	1/1/2023	-	-	-	-
	47,109	-	46.21	1/1/2024	-	-	-	-
	53,344	-	38.97	1/1/2025	-	-	-	-
	-	77,394	26.84	1/1/2026	-	-	-	-
S.T. Schlotterbeck	87,041	-	28.21	1/1/2022	-	-	-	-
	85,681	-	30.36	1/1/2023	-	-	-	-
	51,098	-	46.21	1/1/2024	-	-	-	-
	54,789	-	38.97	1/1/2025	-	-	-	-
D.E. Schlosser, Jr.	33,612	-	30.83	3/1/2027	-	-	15,864	299,665
	81,407	-	29.30	1/1/2028	-	-	6,756	127,628
	-	-	-	-			30,479	575,745
	-	-	-	-			75,524	1,426,647
J.J. Ashcroft	81,407	-	29.30	1/1/2028	-	-	75,524	1,426,647

(1)       The options reflected in this column vest according to the following schedule: the options expiring in 2026 vested on January 1, 2019, the options expiring on January 1, 2027 will vest on January 1, 2020, the options expiring on January 1, 2028 will vest on January 1, 2021, and the options expiring on March 1, 2028 will vest on March 1, 2021, except that Mr. Schlosser’s outstanding unvested options vested on October 24, 2018 and Mr. Ashcroft’s outstanding unvested options vested on August 8, 2018, in each case pursuant to his separation agreement.  The vesting of option awards may accelerate.  See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)       In connection with the Spin-off of ETRN on November 12, 2018, each outstanding EQT stock option award was converted into an award of options to purchase both shares of the Company’s common stock and shares of ETRN’s common stock. The number of underlying shares and exercise prices of each Company stock option award were adjusted (based in part on the volume-weighted average per-share price of the Company’s common stock during each of the first ten full NYSE trading sessions commencing November 13, 2018) in a manner intended to preserve the aggregate intrinsic value of the original Company stock option. The table reflects the adjustments made to the underlying shares and exercise prices of the Company stock option awards.  The ETRN stock option awards are not reflected in the table above.  In light of their status as former employees, stock option awards for each of Messrs. Schlotterbeck, Schlosser and Ashcroft remained an award of options solely to purchase shares of the Company’s common stock, and were adjusted in a manner intended to preserve the aggregate intrinsic value of the original stock option as measured immediately before the Spin-off.  See “Treatment of Equity-Based Compensation in the Spin-off” in the CD&A above.

(3)       This column reflects the 2017 and 2018 Restricted Share and Unit Awards and the second tranche of the 2017 Value Driver Performance Share Unit Award Program (2017 Value Driver PSU Program), for which performance was completed by December 31, 2018 (including in each case accrued dividends), as well as Restricted Share Unit portion of the Strategic Implementation Award granted to Mr. Lushko on March 7, 2018.  The 2017 Restricted Share and Unit Awards were granted on January 1, March 1, and August 7, 2017 and are expected to vest on January 1, March 1, and August 7, 2020, respectively, contingent upon continued service with the Company through such date.  The 2018 Restricted Share and Unit Awards were granted on January 1, 2018 and are expected to vest on January 1, 2021.  Performance awards under the 2017 Value Driver PSU Program were confirmed as of January 31, 2018, and the second tranche of such awards converted to time–based restricted share units and vested and were paid on February 14, 2019. The vesting of the 2017 and 2018 Restricted Share and Unit Awards and the second tranche of the 2017 Value Driver PSU Program may accelerate.  See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(4)       This column reflects the payout values at December 31, 2018 of the Restricted Share Unit portion of Mr. Lushko’s Strategic Implementation Award, the 2017 and 2018 Restricted Share and Unit Awards and the second tranche of the 2017 Value Driver PSU Program (including in each case accrued dividends) determined by multiplying the number of shares or units, as applicable, shown in the column to the left by $18.89, the closing price of the Company’s common stock on December 31, 2018. The actual payout value depends upon the Company’s stock price: (i) on December 31, 2019 for the 2017 Restricted Unit Awards and (ii) the day prior to vesting for the 2017 Restricted Share Awards.

(5)       This column reflects performance units awarded but that had not yet vested at December 31, 2018 pursuant to the 2016 Incentive Performance Share Unit Program (2016 Incentive PSU Program), the 2017 Incentive Performance Share Unit Program (the 2017 Incentive PSU Program), the 2018 Incentive PSU Program (the 2018 Incentive PSU Program), and the 2018 Value Driver PSU Program (including in each case accrued dividends).  The number of performance units for all programs reflect maximum award levels because, through December 31, 2018, payout was projected above the target level for each program.  Awards under the first tranche of the 2018 Value Driver PSU Program and 2016 Incentive PSU Program vested and were paid on February 14, 2019.  Prior to that date, payment of such awards might have accelerated.  Awards under the 2017 Incentive PSU Program, the 2018 Incentive PSU Program, and the second tranche of the 2018 Value Driver PSU Program do not vest until payment following the end of the respective performance periods, contingent upon continued service with the Company through such date, and such vesting may accelerate.  See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(6)       This column reflects the payout values at December 31, 2018 of unearned performance units granted under the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, the 2018 Incentive PSU Program, and the 2018 Value Driver PSU Program (including in each case accrued dividends).  The payout values were determined by multiplying the number of units as shown in the column to the left $18.89, the closing price of the Company’s common stock on December 31, 2018.  The actual payout values under the programs depends upon, among other things, the Company’s actual performance through the end of the applicable performance periods and the Company’s closing stock price on: (i) the day prior to vesting for the portions of the 2016 Incentive PSU Program, the 2017 Incentive PSU program and the 2018 Incentive PSU Program that will be distributed in Company shares; (ii) December 31, 2018, with respect to the first tranche of the 2018 Value Driver PSU Program; (iii) December 31, 2019 with respect to the second tranche of the 2018 Value Driver PSU Program and the portion of the 2017 Incentive PSU Program that will be distributed in cash; and (iv) December 31, 2020 for the portion of the 2018 Incentive PSU Program that will be distributed in cash.

Option Exercises and Stock Vested

	STOCK AWARDS

NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#) (1)	VALUE REALIZED ON VESTING ($) (2)
R.J. McNally	-	-
J.S. Smith	6,464	359,155
E.R. Centofanti	12,861	702,711
D.M. Jenkins	21,372	1,158,876
J.M. Lushko	5,553	299,691
D.L. Porges	98,676	5,014,718
S.T. Schlotterbeck	51,555	2,620,008
D.E. Schlosser, Jr.	56,394	2,609,584
J.J. Ashcroft	49,120	2,481,719

(1)       This column reflects the aggregate number of performance awards (including accrued dividends) that vested in 2018 under (a) the 2015 Executive Performance Incentive Program (2015 Incentive PSU Program) for each named executive officer, other than Messrs. McNally and Ashcroft, (b) the first tranche of the 2017 Value Driver PSU Program for Messrs. Jenkins, Lushko and Schlosser and Mses. Smith and Centofanti, (c) the second tranche of the 2016 Value Driver Performance Share Unit Award Program (2016 Value Driver PSU Program) for Messrs. Jenkins, Lushko and Schlosser and Mses. Smith and Centofanti and (d) the second tranche of the 2017 Value Driver PSU Program for Mr. Schlosser (which payment was accelerated in connection with his departure).   The performance awards under the 2015 Incentive PSU Program vested and was distributed in Company common stock, while the second tranche of the 2016 Value Driver PSU Program, the first tranche of the 2017 Value Driver PSU Program and, in solely in the case of Mr. Schlosser, the second tranche of the 2017 Value Driver PSU Program vested and were distributed in cash.  This column also reflects the aggregate number of restricted shares (including accrued dividends) that were accelerated and distributed under restricted share, restricted share unit and performance share unit awards for Messrs. Schlosser and Ashcroft.

(2)       This column reflects the value realized upon the vesting of awards under the 2015 Incentive PSU Program, the first tranche of the 2017 Value Driver PSU Program and, in the case of Mr. Schlosser, the second tranche of the 2017 Value Driver PSU Program, the second tranche of the 2016 Value Driver PSU Program and the restricted share awards that were accelerated and distributed for Messrs. Schlosser and Ashcroft (including in each case accrued dividends).  In the case of the 2015 Incentive PSU Program, the second tranche of the 2016 Value Driver PSU Program and the restricted share awards that were held by Messrs. Schlosser and Ashcroft, the value realized on vesting is calculated based upon the number of awards that vested and the closing price of the Company’s common stock on the date of vesting.  In the case of the 2017 Value Driver PSU Program, the value realized on vesting is calculated based upon the number of awards that vested and the closing price of the Company’s common stock on December 29, 2017.  The stock price for the restricted share unit awards (including, in the case of Mr. Ashcroft, performance shares under his Strategic Implementation Award), is based on the closing price of the Company’s common stock on the last trading day of the month prior to termination.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain a defined benefit pension plan or a deferred compensation plan for employees, and there are no deferred compensation balances.

Potential Payments Upon Termination or Change of Control

The Company maintains certain plans and has entered into certain agreements that require the Company to provide compensation to the named executive officers in the event of a termination of employment or a change of control of the Company.  These plans and agreements are summarized below, and such summaries are qualified in their entirety by reference to the full text of such plans and agreements.  The 2014 LTIP, the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, the 2018 Incentive PSU Program, the 2017 Value Driver PSU Program, the 2018 Value Driver PSU Program, the 2017 Restricted Share and Unit Awards, the 2018 Restricted Share and Unit Awards, the Executive STIP, the forms of stock option agreements, and the other written agreements described below have been filed with the SEC as exhibits, or incorporated by reference, to the Original Form 10-K.

Payments to be Made Pursuant to Written Agreements with the Named Executive Officers

Confidentiality, Non-Solicitation and Non-Competition Agreements

The Company currently has Confidentiality, Non-Solicitation and Non-Competition Agreements with each of the named executive officers.

In each agreement, the named executive officer agrees, among other things, to the following restrictive covenants:

•                              restrictions on competition (24 months for the named executive officers);

•                              restrictions on customer solicitation (24 months for the named executive officers); and

•                              restrictions on employee, consultant, vendor or independent contractor recruitment (36 months for the named executive officers).

The agreements provide for severance payments and benefits to the named executive officers in the event of a termination of employment by the Company without “cause” or by the named executive officer for “good reason” (each as defined below), regardless of whether that termination occurs before or after a change of control.  In such an event, the named executive officer will be entitled to receive the following severance benefits:

•                              Severance payment. A lump sum cash severance payment equal to the sum of the following amounts:

▪                              24 months of base salary;

▪                              two times the average annual incentive earned for the three full years prior to the named executive officer’s termination (with appropriate accommodations for executives with shorter tenure); and

▪                              $200,000.

•                              Benefits payment. A lump sum cash payment equal to the monthly COBRA rate for family coverage, multiplied by 12.

•                              Vesting of time-based equity awards. Stock options, restricted stock, restricted share units, and other stock awards with time-based vesting restrictions will become immediately vested and exercisable in full and any restrictions on such awards shall lapse.

•                              Vesting of performance-based equity awards. Value driver based performance-based equity awards will become immediately vested at target if prior to the Committee’s confirmation of the performance level and at actual if following the Committee’s confirmation.  All other performance-based equity awards will remain outstanding and will be earned, if at all, based on actual performance through the end of the performance period as if the named executive officer’s employment had not been terminated.

“Cause” is defined as the named executive officer’s (i) conviction of a felony, a crime of moral turpitude or fraud or the executive having committed fraud, misappropriation or embezzlement in connection with the performance of his duties; (ii) willful and repeated failures to substantially perform assigned duties; or (iii) violation of any provision of a written employment-related agreement or express significant policies of the Company.

“Good reason” is defined as the named executive officer’s resignation within 90 days after: (i) a reduction in the named executive officer’s base salary of 10% or more (unless the reduction is applicable to all similarly situated employees); (ii) a reduction in the named executive officer’s annual short-term bonus target of 10% or more (unless the reduction is applicable to all similarly situated employees); (iii) a significant diminution in the named executive officer’s job responsibilities, duties or authority; (iv) a change in the geographic location of the named executive officer’s primary reporting location of more than 50 miles; and/or (v) any other action or inaction that constitutes a material breach by the Company of the agreement.

In the case of Messrs. McNally and Jenkins, in the event that their employment is terminated by the Company under qualifying circumstances, they are also entitled to the benefits provided to all employees under the Company’s severance plan.  In order to receive severance benefits under a non-competition agreement, the named executive officer must execute and deliver to the Company a general release of claims.

The agreements do not provide for any tax gross-ups. In the event the named executive officer would be subject to the 20% excise tax under Section 4999 of the Internal Revenue Code (imposed on individuals who receive compensation in connection with a change of control that exceeds certain specified limits), the payments and benefits to the named executive officer would be reduced to the maximum amount that does not trigger the excise tax unless the named executive officer would retain greater value (on an after-tax basis) by receiving all payments and benefits and paying all excise and income taxes.

In March 2018, Mr. Schlotterbeck resigned as President and Chief Executive Officer of the Company and Mr. Porges became interim President and Chief Executive Officer, in addition to his role as Chairman of the Board.  Because Mr. Schlotterbeck’s resignation was voluntary, he did not become entitled to severance or other termination-related benefits under his Confidentiality, Non-Solicitation and Non-Competition Agreement or any other arrangement with the Company; however, he remains subject to the restrictive covenants set forth in his Confidentiality, Non-Solicitation and Non-Competition Agreement.

Executive Alternative Work Arrangement

Each eligible named executive officer has elected to participate in an executive alternative work arrangement pursuant to which the named executive officer would provide no less than 100 hours of service to the Company for one year following the relinquishment of full-time status.  Under the arrangement, each participating named executive officer has also agreed to be available for up to 300 additional hours of service per year upon request of the Company.  In no event will a named executive officer work more than 400 hours per year.  Once commenced, the arrangement will automatically renew for four successive annual terms unless terminated by either party.

Notwithstanding an election to participate in the arrangement, participation is contingent on (i) the executive being an executive officer in good standing with the Company at the time of the move to part-time status; (ii) the executive’s employment being terminated by the Company without cause, or the executive providing the Company with at least 90 days’ advance written notice of his intention to discontinue employment; and (iii) the executive not terminating his employment for good reason.  Additionally, an executive may elect out of the executive alternative work arrangement within the thirty-day period following an eligible termination (in which case the non-competition restriction period under that executive’s non-competition agreement would be extended for a period of three additional months beyond the period specified therein).

In consideration for a participating named executive officer’s agreement to provide services to the Company under the arrangement, each named executive officer will be paid at an established hourly rate.  The named executive officer will also receive the following benefits which, unless otherwise noted, will extend for the term of the arrangement or, if the arrangement is terminated by the Company without cause, for five years:

•                              the right to purchase health benefits at 100% of the Company’s premium (or premium equivalent) rates during the term of the arrangement and, under certain circumstances, until age 70;

•                              continuance of service credit for purposes of the named executive officer’s medical savings account during the term of the arrangement only;

•                              reimbursement for monthly dues for one country club and one dining club membership;

•                              executive level physicals and related health and wellness services for the executive and his or her spouse (up to a maximum annual benefit of $15,000);

•                              smartphone service and reasonable access to the Company’s service desk; and

•                              tax, estate and financial planning services not to exceed $15,000 per calendar year.

Under the terms of the arrangement, the covenants as to non-competition and non-solicitation contained in each participating named executive officer’s Confidentiality, Non-Solicitation and Non-Competition Agreement remain in effect throughout the alternative work arrangement and for a period thereafter of not less than the time frames established in the Confidentiality, Non-Solicitation and Non-Competition Agreements.

Cause and good reason under the arrangements have the same meaning as under the Confidentiality, Non-Solicitation and Non-Competition Agreements.

Payments to be Made Pursuant to Company Plans

2014 LTIP

Awards granted under the 2014 LTIP provide that a participant would be entitled to the benefits described below in the termination scenarios described below:

Termination for “Good Reason” or Without “Cause”

Upon termination for “good reason” or without “cause,” all awards under the 2014 LTIP will vest as required by the Confidentiality, Non-Solicitation and Non-Competition Agreements described above.  “Good reason” and “cause” have the meaning set forth in such agreements.

Voluntary Termination for any reason other than Good Reason

Generally, upon a voluntary termination of employment for any reason other than good reason, all unvested options, restricted shares and units and performance awards are forfeited. Unexercised vested options held on the date of termination would be exercisable for the remaining original term of the options.

If following a voluntary termination (other than for good reason) the participant remains on the Company’s Board of Directors, for the 2016 Incentive PSU Program, the 2017 Incentive PSU Program and the 2018 Incentive PSU Program, the 2017 Value Driver PSU Program, the 2018 Value Driver PSU Program, the 2017 Restricted Share and Unit Awards, the 2018 Restricted Share and Unit Awards, the 2016 Options, the 2017 Options, or the 2018 Options, then the participant’s awarded share units continue to vest for so long as the participant remains on such board.

Termination for “Cause”

Upon termination of employment for “cause,” all unvested options, restricted shares and units and performance awards, and all unexercised vested options, are forfeited.

Termination Resulting from Death or Disability

If a participant’s employment is terminated as a result of disability, all unvested restricted shares and restricted units would vest as follows:

2017 AND 2018 RESTRICTED SHARES AND RESTRICTED UNITS
TERMINATION DATE	PERCENT VESTED
Prior to first anniversary of grant date	0%
On or after first anniversary of grant date and prior to the second anniversary of grant date	25%
On or after the second anniversary of grant date and prior to the third anniversary grant date	50%

Upon a participant’s death, all of the participant’s unvested 2017 restricted shares and restricted share units would vest as set forth in the table above, and 100% of the participant’s unvested 2018 restricted shares and restricted share units would vest immediately.

If a participant’s employment is terminated as a result of disability, all unvested options would vest as follows:

2016 OPTIONS
TERMINATION DATE	PERCENT VESTED
On or after January 1, 2018 and prior to January 1, 2019	50%

2017 OPTIONS
TERMINATION DATE	PERCENT VESTED
On or after January 1, 2018 – prior to January 1, 2019	25%
On or after January 1, 2019 and prior to January 1, 2020	50%

2018 OPTIONS
TERMINATION DATE	PERCENT VESTED
Prior to January 1, 2019	0%
On or after January 1, 2019 and prior to January 1, 2020	25%
On or after January 1, 2020 and prior to January 1, 2021	50%

Upon a participant’s death, all of the participant’s 2016 and 2017 options would vest as set forth in the table above, and 100% of the participant’s unvested 2018 options would vest immediately.  Unexercised vested options held on the date of death or disability are exercisable for one year after the termination of employment.

A participant who becomes disabled before payment may receive payment for a percentage of the participant’s awarded performance share units, contingent upon achievement of the performance conditions, as follows:

2016 INCENTIVE PSU PROGRAM
TERMINATION DATE	AWARDED SHARE UNITS
January 1, 2018– December 31, 2018	50%

2017 INCENTIVE PSU PROGRAM
TERMINATION DATE	AWARDED SHARE UNITS
January 1, 2018 – December 31, 2018	25%
January 1, 2019 – December 31, 2019	50%
After December 31, 2019	100%

2018 INCENTIVE PSU PROGRAM
TERMINATION DATE	AWARDED SHARE UNITS
Prior to January 1, 2019	0%
January 1, 2019 – December 31, 2019	25%
January 1, 2020 – December 31, 2020	50%
After December 31, 2020	100%

2017 VALUE DRIVER PSU PROGRAM
TERMINATION DATE	CONFIRMED PERFORMANCE AWARDS
January 1, 2018 to Confirmation Date	50% of target
Confirmation Date to December 31, 2018	50% of confirmed awards
January 1, 2019 and thereafter	100% of confirmed awards

2018 VALUE DRIVER PSU PROGRAM
TERMINATION DATE	CONFIRMED PERFORMANCE AWARDS
Prior to January 1, 2019	0% of target
January 1, 2019 to Confirmation Date	50% of target

Confirmation Date to December 31, 2019	50% of confirmed awards
January 1, 2020 and thereafter	100% of confirmed awards

A participant who dies before payment may receive payment for a percentage of the participant’s 2016 and 2017 awarded performance share units in accordance with the tables above, and for 100% of the participant’s 2018 awarded performance share units, in each case contingent upon achievement of the performance conditions.

Change of Control Under the 2014 LTIP

In 2014, the Company adopted and the Company’s shareholders approved the 2014 LTIP, which provides, as a default, “double trigger” vesting of awards provided that such awards are assumed by an acquirer in a change of control transaction or equitably converted in the transaction.  In other words, vesting of awards granted under the 2014 LTIP generally accelerates only if the participant’s employment is involuntarily terminated or the participant resigns for good reason within two years after a qualifying change of control.  The Company believes “double trigger” vesting of equity awards enhances shareholder value by encouraging executive retention during and following a change of control transaction, enhancing post-change of control integration with an acquirer, and aligning executive incentives with the interests of the Company’s shareholders.

In the event of a change of control of the Company, the treatment of awards outstanding under the 2014 LTIP, including the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, the 2018 Incentive PSU Program, the 2017 Value Driver PSU Program, the 2018 Value Driver PSU Program, the 2017 Restricted Share and Unit Awards and the 2018 Restricted Share and Unit Awards, depends on whether the awards are assumed by an acquirer in a change of control or equitably converted in the transaction.  If the awards are assumed by the acquirer or equitably converted in the transaction and the participant’s employment is involuntarily terminated or the participant resigns for good reason within two years after the qualifying change of control then, upon such termination or resignation:

•                              all of participant’s unvested options automatically accelerate and become fully exercisable;

•                              all of participant’s time-based vesting restrictions on restricted shares and units lapse; and

•                              the performance criteria and other conditions to payment of participant’s outstanding performance awards automatically shall be deemed to have been achieved at the actual performance level achieved as of the end of the calendar quarter immediately preceding the date of termination, and such awards shall be paid on that basis.

However, if the awards are not assumed by the acquirer or equitably converted in the transaction:

•                              all unvested options automatically accelerate and become fully exercisable;

•                              all of participants time-based vesting restrictions on restricted shares and units lapse; and

•                              the performance criteria and other conditions to payment under the outstanding performance awards shall be deemed to have been achieved at the actual performance level achieved as of the end of the calendar quarter immediately preceding the date of the change of control and such awards shall be paid on that basis.

The 2014 LTIP defines change of control to mean, generally, any of the following events:

•                              the sale of all or substantially all of the Company’s assets, unless the Company’s shareholders prior to the sale own at least 80% of the acquirer’s stock after the sale;

•                              the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s outstanding common stock, subject to enumerated exceptions;

•                              the termination of the Company’s business and the liquidation of the Company;

•                              the consummation of a merger, consolidation, reorganization, share exchange or similar transaction of the Company, unless the Company’s shareholders immediately prior to the transaction continue to hold more than 60% of the voting securities of the resulting entity, no person beneficially owns 20% or more of the resulting entity’s voting securities and individuals serving on the Company’s Board immediately prior to the transaction constitute at least a majority of the resulting entity’s board; and

•                              a change in the composition of the Board, so that existing Board members and their approved successors do not constitute a majority of the Board.

General

A participant has no rights in respect of awards under the 2016 Incentive PSU Program, the 2017 Incentive PSU Program, the 2018 Incentive PSU Program the 2017 Value Driver PSU Program, the 2018 Value Driver PSU Program, the 2017 Restricted Share and Unit Awards or the 2018 Restricted Share and Unit Awards prior to payment.

Executive STIP

The Executive STIP contains guidelines to determine awards when the participant’s status changes during the year.  The guidelines provide for no payment in the case of a participant who is terminated for reasons of cause, which has a meaning substantially the same as under the Standard Non-Compete Agreement.  Participants may be considered for a pro-rata payment in the event of termination due to reorganization (and not the fault of the participant), resignation, death or disability, in all such cases contingent upon achievement of the performance criteria and the participant otherwise qualifying for incentive payment, and subject to the Committee’s discretion to pay a lesser amount.

In the event of a change of control (as defined in the 2014 LTIP), the plan year under the Executive STIP will automatically end, the performance goals shall be deemed to have been achieved for the pro-rata portion of the calendar year that elapsed through the date of the change of control at target levels or, if actual performance is greater, at actual levels, and incentive awards will be paid to the participants, subject to terms of the plan and the Committee’s discretion to pay a lesser amount.

Participants have no rights in respect of awards under the Executive STIP prior to payment.

401(k) Plan

Under the Company’s 401(k) plan, unvested Company contributions vest automatically upon a change of control, the involuntary termination of the participant without cause or the termination of the participant’s employment due to the participant’s death or disability.  If the participant’s employment is terminated for any other reason, the unvested Company contributions are forfeited.

Other Plans

The Company maintains a severance pay plan for eligible employees whose employment is terminated by the Company for reasons other than misconduct or performance.  The cash benefit available under the plan depends upon, among other things, the reason for the separation, the term of employment of the individual and whether the individual delivers a release of claims.  The maximum benefit available under the severance pay plan consists of:

•                              a lump-sum cash severance payment equal to the individual’s bi-weekly salary (annual salary divided by 26) multiplied by the lesser of 13 or his or her actual years of service;

•                              health benefits continuation for a maximum period of six months (or if the individual has waived medical coverage, a $600 waiver payment in lieu thereof); and

•                              for individuals with ten or more years of Company service hired before January 1, 2015, and who have not waived medical coverage for the applicable calendar year, an additional cash payment of up to $14,000.

The Company provides a life insurance benefit equal to one times base salary for all employees.  Each named executive officer receives an additional one times base salary life insurance benefit.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on December 31, 2018

The tables below reflect the amount of compensation payable to each named executive officer upon a hypothetical termination of employment or change of control on December 31, 2018.  With respect to each of Messrs. Schlosser, Ashcroft and Schlotterbeck, the narrative set forth below reflects the amount of compensation received by him in connection with his separation during 2018.  For purposes of the analysis, the Company has assumed that:

(i)                                   any amount payable in the discretion of the Committee will be paid, the amount paid will conform to any guidelines included in an applicable plan, and the amounts constituting benefits and perquisites will be paid at market rates.  These assumptions are not intended to be suggestive of the decisions that the Committee will make in any actual circumstance;

(ii)                                each named executive officer will take all action necessary or appropriate for such named executive officer to receive the maximum available benefit, such as the execution of a release of claims or compliance with the covenants described above;

(iii)                             no named executive officer will remain on the Company’s Board of Directors following termination of employment;

(iv)                            in the event of a change of control, the acquirer does not assume or equitably convert the outstanding long-term incentive awards issued under the 2014 LTIP and therefore such awards accelerate and payout upon the change of control.  Under the terms of the 2014 LTIP, however, an acquirer could elect to allow such awards to remain outstanding or to convert such awards to other awards on an equitable basis.  If such amounts are, in fact, paid upon the occurrence of a change of control, the named executive officer would not be entitled to a duplicate payment upon a subsequent termination of employment for any reason.

The closing price of the Company’s common stock on December 31, 2018 ($18.89 per share) is used where payment amounts or values are dependent upon the Company’s stock price.

Set forth below are additional assumptions that the Company made in the tables below with respect to certain plans and arrangements.

2016 Incentive PSU Program

December 31, 2018 was the natural end of the performance period under the 2016 Incentive PSU Program.  The payout for the 2016 Incentive PSU Program was calculated using a payout multiple of 1.85X based on the Company’s actual TSR ranking and the Company’s compound annual production sales volume growth during the performance period.

2017 Incentive PSU Program and 2018 Incentive PSU Program

In calculating the payments following a termination of employment in respect of the 2017 Incentive PSU Program and the 2018 Incentive PSU Program, the tables below assume that the performance at the end of the applicable performance period (December 31, 2019 and December 31, 2020, respectively) remains unchanged from performance as of December 31, 2018.  The payout for the 2017 Incentive PSU Program was calculated using a payout multiple of 1.9X based on the Company’s TSR ranking and compound annual production sales volume growth through December 31, 2018.  The payout for the 2018 Incentive PSU Program was calculated using a payout multiple of 1.1X based on the Company’s TSR ranking, operating efficiency, development efficiency and return on capital employed, each as defined under the program award agreement, with such measures calculated through December 31, 2018.  In an actual termination scenario, the Company’s actual payment obligation would be determined based on actual performance through the end of the performance period and payment would be made to the then-former executive at the same time it is made to all employees, if at all.

In calculating the payments following a change of control in respect of the 2017 Incentive PSU Program and the 2018 Incentive PSU Program, the end of the performance periods under the programs is assumed to have accelerated to December 31, 2018.  The payout for the 2017 Incentive PSU Program was calculated using a payout multiple of 1.9X based on the Company’s TSR ranking and compound annual production sales volume growth through December 31, 2018.  The payout for the 2018 Incentive PSU Program was calculated using a payout multiple of 1.1X based on the Company’s TSR ranking, operating efficiency, development efficiency and return on capital employed, each as defined under the program award agreement, with such measures calculated through December 31, 2018.

2017 Value Driver PSU Program and 2018 Value Driver PSU Program

December 31, 2017 was the natural end of the performance period under the 2017 Value Driver PSU Program. Accordingly, the actual confirmed performance awards that remained outstanding for each participant were used to determine the payouts below.  December 31, 2018 was the natural end of the performance period under the 2018 Value

Driver PSU Program.  Although the participant awards were not confirmed by the Committee until February 5, 2019, the payouts below were based upon the actual confirmed performance award for each participant.

Executive STIP or Regular STIP

December 31, 2018 was the natural end of the performance period under each of the Executive STIP and the Regular STIP for the 2018 plan year.  Typically, benefits under the Executive STIP and the Regular STIP are not paid until January or February of the following year.  Each eligible named executive officer’s actual 2018 non-equity incentive award under the Executive STIP or the Regular STIP, as applicable, is included in all termination scenarios below, other than termination for cause.  The Company notes that such inclusion is reflective only of payments that may be made upon termination.

Executive Alternative Work Arrangement

The analysis below assumes that, when eligible, the executive remains in executive alternative work status for five years and receives payment for 100 hours of service each year.

Other Assumptions

The actual amounts to be paid to each named executive officer upon a termination of employment or a change of control may be determined only at the time of the termination of employment or change of control.

For the purposes of the tables below, “good reason” is defined in the named executive officer’s Confidentiality, Non-Solicitation and Non-Competition Agreement.  In all cases, “termination by executive without good reason” includes retirement.

The discussion above and the tables below do not address:

•                              vested Company contributions and retirement match to the 401(k) plan;

•                              distributions of amounts invested in the Company’s employee stock purchase plan;

•                              life insurance in an amount equal to one times base salary;

•                              potential impacts from any accelerations or other payments considered to be “parachute payments” under Code Sections 280G and 4999 (see “Excise Tax Provisions” above under “Agreements with the Named Executive Officers”);

•                              payments under the Company’s long-term disability insurance policy; or

•                              similar payments;

as these plans and arrangements do not discriminate in favor of the Company’s named executive officers and are available generally to all salaried employees.

In addition, the discussion above and the tables below do not address Company contributions under the 2006 Payroll Deduction and Contribution Program, as these amounts are vested immediately and are therefore unaffected by a termination of employment or a change of control.

R.J. McNally

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2018, Mr. McNally would have been entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	3,403,205	0	3,403,205	0	0	0
Short-Term Incentive	715,500	0	715,500	715,500	715,500	715,500
Executive Alternative Work Arrangement Compensation	473,746	0	0	473,746	0	0
Severance Plan	112,212	0	0	0	0	0
Life Insurance	0	0	0	0	900,000	0
Total (excluding long-term incentive)	4,704,663	0	4,118,705	1,189,246	1,615,500	715,000

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Mr. McNally would have been entitled to cash and stock payments with an aggregate value of $2,943,730 upon a termination of employment by the Company without cause or upon termination by him for good reason, $1,738,579 upon his death, and $1,008,925 upon his disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2018.  Under those same programs (and again including the intrinsic value of outstanding options), Mr. McNally would have been entitled to $2,943,730 upon the occurrence of a change of control on December 31, 2018.

J.S. Smith

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2018, Ms. Smith would have been entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	1,551,271	0	1,551,271	0	0	0
Short-Term Incentive	168,000	0	168,000	168,000	168,000	168,000
Executive Alternative Work Arrangement Compensation	219,246	0	0	219,246	0	0
Severance Plan	0	0	0	0	0	0
Life Insurance	0	0	0	0	464,000	0
Total (excluding long-term incentive)	1,938,517	0	1,719,271	387,246	632,000	168,000

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Ms. Smith would have been entitled to cash and stock payments with an aggregate value of $378,881 upon a termination of employment by the Company without cause or upon termination by her for good reason, $243,961 upon her death, and $120,836 upon her disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2018.  Under those same programs (and again including the intrinsic value of outstanding options), Ms. Smith would have been entitled to $378,881 upon the occurrence of a change of control on December 31, 2018.

E.R. Centofanti

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2018, Ms. Centofanti would have been entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	1,682,471	0	1,682,471	0	0	0
Short-Term Incentive	207,900	0	207,900	207,900	207,900	207,900
Executive Alternative Work Arrangement Compensation	220,112	0	0	220,112	0	0
Severance Plan	0	0	0	0	0	0
Life Insurance	0	0	0	0	467,000	0
Total (excluding long-term incentive)	2,110,483	0	1,890,371	428,012	674,900	207,900

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Ms. Centofanti would have been entitled to cash and stock payments with an aggregate value of $446,773 upon a termination of employment by the Company without cause or upon termination by her for good reason, $287,535 upon her death, and $111,322 upon her disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2018.  Under those same programs (and again including the intrinsic value of outstanding options), Ms. Centofanti would have been entitled to $446,773 upon the occurrence of a change of control on December 31, 2018.

D.M. Jenkins

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2018, Mr. Jenkins would have been entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	2,198,189	0	2,198,189	0	0	0
Short-Term Incentive	406,440	0	406,440	406,440	406,440	406,440
Executive Alternative Work Arrangement Compensation	852,848	0	0	852,848	0	0
Severance Plan	158,617	0	0	0	0	0
Life Insurance	0	0	0	0	559,000	0
Total (excluding long-term incentive)	3,616,094	0	2,604,629	1,259,288	965,440	406,440

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Mr. Jenkins would have been entitled to cash and stock payments with an aggregate value of $684,025 upon a termination of employment by the Company without cause or upon termination by him for good reason, $454,232 upon his death, and $294,109 upon his disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2018.  Under those same programs (and again including the intrinsic value of outstanding options), Mr. Jenkins would have been entitled to $684,025 upon the occurrence of a change of control on December 31, 2018.

J.M. Lushko

Potential Payments Upon a Termination of Employment or Following a Change of Control

Upon a termination of employment on December 31, 2018, Mr. Lushko would have been entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Payments under Agreement	1,442,205	0	1,442,205	0	0	0
Short-Term Incentive	235,680	0	235,680	235,680	235,680	235,680
Executive Alternative Work Arrangement Compensation	218,477	0	0	218,477	0	0
Severance Plan	0	0	0	0	0	0
Life Insurance	0	0	0	0	460,000	0
Total (excluding long-term incentive)	1,896,362	0	1,677,885	454,157	695,680	235,680

In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Mr. Lushko would have been entitled to cash and stock payments with an aggregate value of $360,630 upon a termination of employment by the Company without cause or upon termination by him for good reason, $256,152 upon his death, and $106,622 upon his disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2018.  Under those same programs (and again including the intrinsic value of outstanding options), Mr. Lushko would have been entitled to $360,630 upon the occurrence of a change of control on December 31, 2018.

D.L. Porges

Payments Upon a Termination of Employment

Mr. Porges ceased to serve as our interim President and Chief Executive Officer effective November 12, 2018, at which time Mr. Porges assumed executive alternative work arrangement status.  During 2018, Mr. Porges received $40,865 pursuant to his executive alternative work arrangement status, and also received $98,077 as payment in lieu of unused vacation.  Mr. Porges did not become entitled to severance or other termination-related benefits under his Confidentiality, Non-Solicitation and Non-Competition Agreement or any other arrangement with the Company.  Mr. Porges’ 2016 Incentive PSU Award, remained outstanding at December 31, 2018 and had a value of $2,456,165 as of such date.  This award was paid out in February 2019 to the same extent and at the same time as other participants holding 2016 Incentive PSU Awards.

S.T. Schlotterbeck

Payments Upon a Termination of Employment

Mr. Schlotterbeck voluntarily resigned his employment with the Company effective in March 14, 2018.  Because Mr. Schlotterbeck’s resignation was voluntary, he did not become entitled to severance or any other termination-related benefits under his Confidentiality, Non-Solicitation and Non-Competition Agreement or any other arrangement with the Company, other than $77,236 as payment in lieu of unused vacation paid to him during 2018, and he forfeited the unvested long-term incentive awards that had been granted to him. Information regarding the long-term equity awards in which Mr. Schlotterbeck vested during 2018 can be found above in the Option Exercises and Stock Vested table.

D.E. Schlosser, Jr.

Payments Upon a Termination of Employment

Mr. Schlosser’s employment with the Company terminated effective as of October 24, 2018, at which time Mr. Schlosser assumed executive alternative work arrangement status. During 2018, Mr. Schlosser received $26,831 pursuant to his executive alternative work arrangement status, and also received $38,099 as payment in lieu of unused vacation.  In connection with his termination, Mr. Schlosser received a lump sum payment of $2,578,465 in accordance with his

Confidentiality, Non-Solicitation and Non-Competition Agreement and separation and release agreement.  Upon termination, Mr. Schlosser also vested in his outstanding long-term incentive awards and will receive the benefit, if any, of such awards to the extent and at the same time as other participants.  Such awards have an agreement value of $1,153,366 assuming actual performance through the end of the applicable performance periods is consistent with performance through December 31, 2018.

J.J. Ashcroft

Payments Upon a Termination of Employment

Mr. Ashcroft’s employment with the Company terminated effective as of August 8, 2018, at which time Mr. Ashcroft assumed executive alternative work arrangement status.  Mr. Ashcroft’s executive alternative work arrangement was assumed by ETRN in connection with the Spin-off.  During 2018, Mr. Ashcroft received $45,344 as payment in lieu of unused vacation.  In connection with his termination, Mr. Ashcroft received a lump sum payment of $2,438,895 in accordance with his Confidentiality, Non-Solicitation and Non-Competition Agreement and separation and release agreement.  Upon termination, Mr. Ashcroft also vested in his outstanding long-term incentive awards and will receive the benefit, if any, of such awards to the extent and at the same time as other participants.  Such awards have an agreement value of $522,267 assuming actual performance through the end of the applicable performance periods is consistent with performance through December 31, 2018.

Pay Ratio Disclosure

The following ratio is a reasonable estimate, calculated in a matter consistent with SEC rules, of the relationship of the annual total compensation of Mr. McNally, our Chief Executive Officer (CEO) on December 31, 2018, and the median of the annual total compensation of our employees, calculated in accordance with the SEC rules.  In making this pay ratio disclosure, other companies may use assumptions, estimates and methodologies different than ours; as a result, the following information may not be directly comparable to the information provided by other companies in our peer group or otherwise.

For 2018:

•                  the total compensation of our CEO (with Mr. McNally’s base salary annualized to reflect his CEO salary) was $5,676,154; and

•                  the median of the annual total compensation of all employees of the Company (other than our CEO) was $114,490.

Based on this information, the ratio of the annualized total compensation of Mr. McNally to the median of the annual total compensation of all other employees was 49.6:1.

The compensation identified above for both Mr. McNally and the median employee was calculated using the same methodology we used for our named executive officers as set forth in the 2018 Summary Compensation Table, except that we annualized Mr. McNally’s base compensation as if he served as CEO for the entirety of 2018.  This resulted in total compensation for 2018 that was somewhat higher than the total reported in the Summary Compensation Table, which reflects Mr. McNally’s compensation for the role of Senior Vice President and Chief Financial Officer prior to his promotion to President and Chief Executive Officer in November 2018.  See “Compensation Discussion and Analysis” above for a discussion of Mr. McNally’s compensation.

In light of the Spin-off in November 2018, which resulted in a significant number of the Company’s former employees transferring employment to ETRN, we updated our analysis to identify the Company’s median employee as of December 31, 2018.

We identified the median employee by selecting total cash compensation as our compensation measure. Total cash compensation is annual base salary plus target annual bonus or, in the case of hourly employees, hourly rate as of the measurement date times expected hours per year plus target annual bonus. We did not make any other assumptions, adjustments, or estimates with respect to total cash compensation. We believe total cash compensation is an appropriate compensation measure because we do not widely distribute annual equity awards to our employee base.  We then selected the median employee, having identified the 2018 total cash compensation for all of our employees (excluding our CEO) on our measurement date, December 31, 2018, the last day of our payroll year.  We included all employees (full-time and part-time) in our calculation, excluding on-site drilling and completion specialists, whose pay is variable to such a significant degree that we could not determine with any reasonable degree of certainty an amount of total cash compensation.  We also note that a significant portion of the Company’s employee population was transferred to ETRN in connection with the Spin-off discussed above and that such former employees were not included in the pay-ratio calculation, which was performed as of December 31, 2018.

Directors’ Compensation

Compensation of directors is annually reviewed by the Corporate Governance Committee and approved by the Board.  No compensation is paid to employee directors for their service as directors.

In 2018, the Corporate Governance Committee engaged Pay Governance to conduct an annual review of the total compensation for non-employee directors for 2019.  Specifically, retainer fees, meeting fees, chairperson premiums, stock-based long-term incentives, and director matching gift benefits were evaluated using, as the competitive benchmark, levels of total compensation paid to directors of:

•                              the 198 general industry companies that had 2017 revenues and market capitalization similar to that of the Company, which are identified on Appendix A to this “Directors’ Compensation” section; and

•                              the 14 energy industry companies that are identified on Appendix B to the CD&A under the heading “2019 Peer Group – Financial Metrics.”

Set forth below is a description of the compensation of the Company’s non-employee directors:

Cash Compensation

The structure of the 2018 and 2019 fees is set forth below, and all fees are paid on a quarterly basis.

Compensation Feature	2018	2019
Annual cash retainer – Board member	$85,000	$80,000
Annual cash retainer – Committee Chair	Audit: $25,000 All other Committees: $15,000	Audit: $25,000 Operating and Capital Efficiency: $20,000 All other Committees: $15,000
Annual cash retainer – Committee member (excluding the chair)	Audit: $10,000 Corporate Governance, Compensation, Public Policy Committees: $5,000 Executive Committee: None	Audit: $10,000 Operating and Capital Efficiency: $7,500 Corporate Governance, Compensation, Public Policy Committees: $5,000 Executive Committee: None
Meeting fees	None	None

The members of the special review committee convened to evaluate options for addressing the Company’s sum-of-the-parts discount did not receive a retainer for their service on the special review committee.

Equity-Based Compensation

•                              The Company grants to each non-employee director, on an annual basis, stock units that vest upon award and are payable on a deferred basis under the Company’s directors’ deferred compensation plans (deferred stock units).  The 2018 annual grant was 3,430 deferred stock units, which were awarded on January 1, 2018 to each non-employee director serving at that time.  Each non-employee director serving on the Board on January 1, 2019 received an award of 9,800 deferred stock units.  Each deferred stock unit is equal in value to one share of Company common stock but does not have voting rights.  Dividends are credited quarterly in the form of additional deferred stock units.  The value of the stock units granted in 2013 and subsequent years will be paid in shares of Company common stock upon termination of service as a director.  The value of the stock units granted prior to 2013 will be paid in cash upon termination of service as a director.

•                              Non-employee directors elected mid-year generally receive an equity grant upon joining the Board equal to the pro rata amount of the then applicable annual grant; as a consequence, on November 13, 2018, each of Mses. Cassotis and Powers and Messrs. Lambert and MacCleary received a grant of 1,420 deferred stock units.

•                              The non-employee directors are subject to equity ownership guidelines, which require them to hold shares (or share equivalents, including deferred stock units) with a value equal to five times the annual retainer.  Under the guidelines, directors have up to five years from joining the Board to acquire a sufficient number of shares (or share equivalents, including deferred stock units) to meet the ownership guidelines.  Each of the Company’s non-employee directors satisfies the equity ownership guidelines giving consideration to the five-year ramp-up period.

Deferred Compensation

•                              The Company has deferred compensation plans for non-employee directors.  In addition to the automatic deferral of stock units awarded, non-employee directors may elect to defer up to 100% of their annual retainers and fees into the 2005 Directors’ Deferred Compensation Plan and receive an investment return on the deferred funds as if the funds were invested in Company common stock or permitted mutual funds.  Prior to the deferral, plan participants must irrevocably elect to receive the deferred funds either in a lump sum or in equal annual installments.  Deferred funds for which directors have elected to receive an investment return as if the funds were invested in Company common stock are distributed in shares of common stock.  Distributions are made or, if applicable, commence following termination of service as a director.  The directors’ deferred compensation accounts are unsecured obligations of the Company.  Messrs. Cary, MacCleary and Szydlowski deferred fees under the plan in 2018.  The 1999 Directors’ Deferred Compensation Plan continues to operate for the sole purpose of administering amounts vested under the plan on or prior to December 31, 2004.

Other

•                              All directors are eligible to participate in the Matching Gifts Program of the EQT Foundation on the same terms as Company employees.  Under this program, the EQT Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total of $50,000 per director in any calendar year.

•                              Non-employee directors who joined the Board prior to May 25, 1999 may designate a civic, charitable or educational organization as beneficiary of a gift, payable in a lump sum following the death of the director, funded by a life insurance policy purchased by the Company.  The proceeds of the life insurance policy (and, therefore, the amount of the gift) approximate the present value of ten equal annual installments of $50,000.  The directors do not receive any financial benefit from this program because the charitable deductions accrue solely to the Company.  Mr. Rohr is the only active director entitled to this benefit.

•                              The Company reimburses directors for their travel and related expenses in connection with attending Board and Committee meetings and related activities.  The Company also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for the Company.

The table below shows the total 2018 compensation of the Company’s non-employee directors:

2018 Directors’ Compensation Table

NAME (1)	FEES EARNED OR PAID IN CASH ($) (2)	STOCK AWARDS ($) (3)	ALL OTHER COMPENSATION ($) (4)	TOTAL ($)
Dr. Behrman	100,285	195,236	20,440	315,961
Mr. Cary	105,000	195,236	1,440	301,676
Ms. Cassotis	12,120	26,355	-	38,475
Mr. Lambert	12,405	26,355	50,000	88,760
Mr. MacCleary	12,677	26,355	-	39,032
Ms. Powers	12,405	26,355	-	38,760
Mr. Rice	90,000	195,236	44	285,280
Mr. Rohr	105,000	195,236	3,951	304,187
Mr. Thorington	110,285	195,236	313,653	619,174
Dr. Todd	105,000	195,236	52,791	353,027
Ms. Toretti	92,323	195,236	23,739	311,298
Ms. Bailey	86,685	195,236	15,065	296,986
Mr. Burke	86,685	195,236	48,657	330,578
Ms. Dorman	82,351	195,236	360	277,947
Mr. Karam	44,117	195,236	44	239,397
Mr. Szydlowski	73,682	195,236	19,071	287,989
Mr. Vagt	78,016	195,236	265,689	538,941

________________

(1)             In connection with the Separation, Mses. Bailey and Dorman and Messrs. Porges, Karam, Burke, Szydlowski, and Vagt resigned from our Board and joined the Board of Directors of Equitrans Midstream Corporation.

(2)             Includes annual cash retainers and committee chair fees, some of which have been deferred at the election of the director.

(3)             This column reflects the aggregate grant date fair values determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 for the deferred stock units awarded to each director during 2018.  On January 1, 2018, the Company granted 3,430 deferred stock units to each non-employee director serving at that time.  On November 13, 2018, the Company granted 1,420 deferred stock units to Mses. Cassotis and Powers and Messrs. Lambert and MacCleary.  The grant date fair value is computed as the sum of the number of deferred stock units awarded on the grant date multiplied by the closing stock price of the Company’s common stock on the business day prior to the grant date, $56.92 for the January 1 grants and $18.56 for the November 13 grants.  The aggregate number of awarded deferred stock units, including accrued dividends thereon, outstanding and held at December 31, 2018 was:  Ms. Bailey – 37,462; Dr. Behrman – 28,063; Mr. Burke – 19,044; Mr. Cary – 28,063; Ms. Cassotis – 1,422; Ms. Dorman – 19,044; Mr. Karam – 3,823; Mr. Lambert – 1,422; Mr. MacCleary – 1,422; Ms. Powers – 1,422; Mr. Rice – 3,823; Mr. Rohr – 60,982; Mr. Szydlowski – 3,823; Mr. Thorington – 22,378; Dr. Todd – 39,348; Ms. Toretti – 10,145; and Mr. Vagt – 3,823.

(4)             This column reflects (i) dividends accrued on deferred stock units to be settled in cash, (ii) annual premiums of $43.88 per director ($21.94 for Mr. Vagt, $14.63 for Messrs. Burke and Thorington and $0 for Messrs. Lambert and MacCleary and for Mses. Cassotis and Powers) paid for life insurance and travel accident insurance policies, and (iii) the following matching gifts made to qualifying organizations under the EQT Foundation’s Matching Gifts Program: $12,500 for Ms. Bailey; $19,000 for Dr. Behrman; $50,000 for each of Messrs. Lambert, Thorington and Vagt and for Dr. Todd; $19,027 for Mr. Szydlowski; and $23,695 for Ms. Toretti.  The non-employee directors may use a de minimis number of tickets purchased by the Company to attend sporting or other events when such tickets are not otherwise being used for business purposes.  The use of such tickets does not result in any incremental costs to the Company.

In addition to compensation earned for service on EQT’s Board, this column reflects compensation (i) Mr. Burke received for his service on the EQM and EQGP Boards, consisting of $24,158 for his service on the EQM Board, consisting of cash retainers and EQM’s share of the life insurance and travel accident insurance policies and an equity grant of EQM phantom units with a grant date fair value of $23,016, and $24,168 for his service on the EQGP Board, consisting of cash retainers and EQGP’s share of the life insurance and travel accident insurance policies and an equity grant of EQGP phantom units with a grant date fair value of $23,026; (ii) Mr. Thorington received for his service on the EQM and EQGP Boards, consisting of $114,154 for his service on the EQM Board, consisting of cash retainers and EQM’s share of the life insurance and travel accident insurance policies and an equity grant of EQM phantom units with a grant date fair value of $72,528, and $148,769 for his service on the EQGP Board, consisting of cash retainers and EQGP’s share of the life insurance and travel accident insurance policies and an equity grant of EQGP phantom units with a grant date fair value of $85,004; and (iii) Mr. Vagt received for his service on the RMP Board, consisting of $215,667 in cash retainers and RMP’s share of the life insurance and travel accident insurance policies and an equity grant of RMP phantom units with a grant date fair value of $165,020.

APPENDIX A TO DIRECTORS’ COMPENSATION SECTION

DIRECTOR COMPENSATION PEER COMPANIES

A.O. Smith Corporation	Covanta Holding Corporation	ITT Inc.	Paychex, Inc.	Total System Services, Inc.
A. Schulman, Inc.	Cracker Barrel Old Country Store, Inc.	Jack in the Box Inc.	PerkinElmer, Inc.	Towers Watson & Co.
A.M. Castle & Co.	Cronos Group Inc.	Jervois Mining Limited	PLC S.p.A.	TransDigm Group Incorporated
Actuant Corporation	Crown Castle International Corp. (REIT)	Kaiser Aluminum Corporation	Plexus Corp.	TreeHouse Foods, Inc.
Acuity Brands, Inc.	Cubic Corporation	Kaman Corporation	Polaris Industries Inc.	TriMax Corporation
Acxiom Holdings, Inc.	Curtiss-Wright Corporation	Kansas City Southern	PolyOne Corporation	Trimble Inc.
Aeropostale, Inc.	Deluxe Corporation	Kennametal Inc.	Red Hat, Inc.	Trinity Industries, Inc.
Akamai Technologies, Inc.	Diebold Nixdorf, Incorporated	KLA-Tencor Corporation	Regal Beloit Corporation	Tupperware Brands Corporation
Albemarle Corporation	Domino’s Pizza, Inc.	Lancaster Colony Corporation	Regis Corporation	Unisys Corporation
Alior Bank S.A.	Donaldson Company, Inc.	Landstar System, Inc.	Republic Airways Holdings, Inc.	Universal Forest Products, Inc.
Alliance Data Systems Corp.	DSW Inc.	LANXESS Solutions US Inc.	Revlon, Inc.	USG Corporation
Amedisys, Inc.	Edwards Lifesciences Corpration	Leggett & Platt, Incorporated	Roper Technologies, Inc.	Valmont Industries, Inc.
American Eagle Outfitters, Inc.	Elizabeth Arden, Inc.	Lennox International Inc.	Ruby Tuesday, Inc.	Varian Medical Systems, Inc.
AMETEK, Inc.	EnerSys	LifePoint Health, Inc.	Sally Beauty Holdings, Inc.	Verisk Analytics, Inc.
Analog Devices, Inc.	Equifax, Inc.	Lincoln Electric Holdings, Inc.	Sanderson Farms, Inc.	Viavi Solutions Inc.
Applied Industrial Technologies, Inc.	Equinix, Inc. (REIT)	Linear Technology Corporation	ScanSource, Inc.	Vulcan Materials Company
AptarGroup, Inc.	Esterline Technologies Corporation	ManTech International Corporation	Schnitzer Steel Industries, Inc.	W.R. Grace & Co.
Barnes Group Inc.	Fastenal Company	Marriott Vacations Worldwide Corporation	Sensient Technologies Corporation	Waters Corporation
Beacon Roofing Supply, Inc.	FLIR Systems, Inc.	Martin Marietta Materials, Inc.	Silgan Holdings Inc.	Watsco, Inc.
Belden Inc.	FMC Corporation	Materion Corporation	Snap-on Incorporated	Watts Water Technologies, Inc.
Boyd Gaming Corporation	Fortune Brands Home & Security, Inc.	Maxim Integrated Products, Inc.	Snyder’s-Lance, Inc.	Weight Watchers International, Inc.
Brady Corporation	FTI Consulting, Inc.	McDermott International, Inc.	Spectrum Brands Holdings Inc.	Werner Enterprises, Inc.
Briggs & Stratton Corporation	Gartner, Inc.	MEDNAX, Inc.	Stepan Company	West Pharmaceutical Services, Inc.
Brinker International, Inc.	GATX Corporation	Mentor Graphics Corporation	Teledyne Technologies Incorporated	Woodward, Inc.
Broadridge Financial Solutions, Inc.	F-III Apparel Group, Ltd.	Meredith Corporation	Teleflex Incorporated	Worthington Industries, Inc.
Brocade Communications Systems, Inc.	Global Payments Inc.	Meritage Homes Corporation	Teradata Corporation
C.R. Bard, Inc.	Griffon Corporation	Mettler-Toledo International Inc.	Teradyne, Inc.
Cabcharge Australia Limited	Guess?, Inc.	Minerals Technologies Inc.	Tetra Tech, Inc.
Cabot Corporation	H.B. Fuller Company	Modine Manufacturing Company	The Brink’s Company
CACI International Inc.	Happy Creek Minerals Ltd.	Molson Coors Brewing Company	The Buckle, Inc.
Cadence Design Systems, Inc.	Harsco Corporation	MSA Safety Incorporated	The Cheesecake Factory Incorporated
Carlisle Companies Incorporated	Herman Miller, Inc.	MSC Industrial Direct Co., inc.	The Children’s Place, Inc.
Carpenter Technology Corporation	Hexcel Corporation	Mueller Industries, Inc.	The Cooper Companies, Inc.
Carter’s, Inc.	HNI Corporation	National Instruments Corporation	The Dun & Bradstreet Corporation
Central Garden & Pet Company	Hologic, Inc.	Nu Skin Enterprises, Inc.	The Finish Line, Inc.
Century Aluminum Company	HSN, Inc.	Nuance Communications, Inc.	The Hain Celestial Group, Inc.
Chico’s FAS, Inc.	Hubbel Incorporated	NVR, Inc.	The Manitowoc Company, Inc.
Ciena Corporation	IDEX Corporation	Olin Corporation	The Scotts Miracle-Gro Company
Cincinnati Bell Inc.	Ingles Markets, Incorporated	Olympic Steel, Inc.	The Toro Company
Citrix Systems, Inc.	International Flavors & Fragrances Inc.	Packaging Corporation of America	The Wendy’s Company
Clear Channel Outdoor Holdings, Inc.	International Game Technology PLC	Panera Bread Company	Thor Industries, Inc.
Convergys Corporation	Intuitive Surgical, Inc.	Papa John’s International, Inc.	Tiffany & Co.
CoreLogic, Inc.	Invacare Corporation	Patterson Companies, Inc.	Titan International, Inc.

Source:  Pay Governance LLC

Information about the Management Development and Compensation Committee.

A copy of the charter of the Management Development and Compensation Committee is posted on the Company’s website www.eqt.com by clicking on the “Investors” link on the main page and then on the “Corporate Governance” link followed by the “Charters and Documents” link.

Management Development and Compensation Committee
Lee T. Todd, Jr., Ph.D.	Meetings Held in 2018: 12
Committee Chair

Additional Committee Members:  A. Bray Cary, Jr., William M. Lambert and James E. Rohr

Primary Responsibilities:  The Management Development and Compensation Committee discharges the Board’s responsibilities relating to compensation of the Company’s executive officers, including determining and approving the Chief Executive Officer’s compensation level, based on input from the Corporate Governance Committee and the other independent directors regarding the Chief Executive Officer’s performance for the prior year and in light of the goals and objectives established by the Corporate Governance Committee for the upcoming year; reviewing and approving the performance of, and compensation structure for, the Company’s executive officers (other than the Chief Executive Officer); and reviewing and approving all compensation plans and employment and severance agreements for executive officers.  The Management Development and Compensation Committee has the sole authority to retain and terminate compensation consultants, independent legal counsel, or other advisors.  It may also obtain advice and assistance from internal legal, accounting, human resources, and other advisors.  The Management Development and Compensation Committee oversees and, where required by law, administers the Company’s benefit plans, incentive-based compensation plans, and other equity-based plans.  The Management Development and Compensation Committee also reviews the Company’s succession plan for all executive officers other than the Chief Executive Officer (whose succession plan is reviewed by the full Board).  Pursuant to its Charter, the Management Development and Compensation Committee has the power to form and delegate authority to subcommittees and to delegate authority to one or more members of the Committee or to individuals and committees consisting of employees of the Company.

Independence:  Each member of the Management Development and Compensation Committee is (i) independent under the Company’s corporate governance guidelines and applicable NYSE listing standards (including the enhanced independence standards for compensation committee members under the NYSE listing standards) and (ii) a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Compensation Committee Interlocks and Insider Participation

During 2018, Dr. Todd and Messrs. Cary, Lambert and Rohr served as members of the Management Development and Compensation Committee.  None of the Management Development and Compensation Committee members is a current or former officer or employee of the Company or had any relationship with the Company requiring disclosure.  In addition, none of the Company’s executive officers served as a member of the board of directors or compensation committee (or similar committee) of another entity, one of whose executive officers served as a member of the Company’s Board of Directors or the Management Development and Compensation Committee.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder     Matters

Stock Ownership of Significant Shareholders

The following shareholders reported to the SEC that they owned more than 5% of the Company’s outstanding common stock:

NAME AND ADDRESS	SHARES BENEFICIALLY OWNED	PERCENT OF COMMON STOCK OUTSTANDING
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	23,893,102(1)	9.4%
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	25,549,216(2)	10.0%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	23,686,983(3)	9.3%

(1)             Information based on Amendment No. 10 to Schedule 13G filed by BlackRock, Inc. with the SEC on February 4, 2019, reporting that BlackRock, Inc. has sole voting power over 22,582,126 shares and sole dispositive power over 23,893,102 shares, and shared voting and dispositive power with respect to zero shares.

(2)             Information based on Amendment No. 1 to Schedule 13G filed by T. Rowe Price Associates, Inc. with the SEC on February 11, 2019, reporting that T. Rowe Price Associates, Inc. has sole voting power over 8,521,336 shares and sole dispositive power over 25,514,095 shares, and shared voting and dispositive power with respect to zero shares; and T. Rowe Price Mid-Cap Value Fund, Inc. has sole voting power over 15,093,439 shares, sole dispositive power with respect to zero shares, and shared voting and dispositive power with respect to zero shares.

(3)             Information based on Amendment No. 8 to Schedule 13G filed by The Vanguard Group with the SEC on February 11, 2019, reporting that The Vanguard Group has sole voting power over 125,886 shares, sole dispositive power over 23,543,209 shares, shared voting power over 44,133 shares, and shared dispositive power over 143,774 shares.

Equity Ownership of Directors and Executive Officers

The table below sets forth the number of shares of EQT common stock beneficially owned by the Company’s directors and named executive officers (as determined under SEC rules) and all directors and executive officers as a group as of April 1, 2019 (which group includes all “named executive officers referenced in the CD&A), including EQT shares they had the right to acquire within 60 days after April 1, 2019.

The amounts and percentages of EQT shares beneficially owned are reported below on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  Except as indicated by footnote, the persons named below have sole voting and investment power with respect to all EQT shares shown as beneficially owned by them, subject to community property laws where applicable, and none of the EQT shares are subject to a pledge.

NAME	EXERCISABLE EQT STOCK OPTIONS (1)	NUMBER OF EQT SHARES BENEFICIALLY OWNED (2)	EQT DEFERRED STOCK UNITS PAYABLE IN CASH (3)	PERCENT OF CLASS (4)
P.G. Behrman Director	-	47,479	11,681	*
A.B. Cary, Jr. Director	-	59,937	11,681	*
C.A. Cassotis Director	-	11,240	-	*
W.M. Lambert Director	-	11,240	-	*
G.F. MacCleary Director	-	12,997	-	*
A.M. Powers Director	-	11,240	-	*
D.J. Rice IV Director	-	234,278	-	*
J.E. Rohr Chairman	-	47,162	22,435	*
S.A. Thorington Director	-	36,239	5,987	*
L.T. Todd, Jr. Director	-	27,939	22,983	*
C.J. Toretti Director	-	19,975	-	*
R.J. McNally President and Chief Executive Officer	39,489	198,246	-	*
J.S. Smith Senior Vice President and Chief Financial Officer	-	47,131	-	*
E.R. Centofanti(5) Executive Vice President, Production	-	87,602	-	*
D.M. Jenkins Executive Vice President, Commercial, Business Development, Information Technology and Safety	-	56,696	-	*
J.M. Lushko General Counsel and Senior Vice President, Government Affairs	-	37,578	-	*
D.L. Porges(6) Former Interim President & Chief Executive Officer	374,005	557,240	-	*
S.T. Schlotterbeck(7) Former President and Chief Executive Officer	278,609	170,647	-	*
D.E. Schlosser, Jr. Former Senior Vice President and President, Exploration and Production	115,019	70,239	-	*
J.J. Ashcroft Former Senior Vice	81,407	22,327	-	*

President and President, Midstream
Directors and executive officers as a group (22 individuals)(8)	888,529	1,840,573	74,767	*

*           Indicates ownership or aggregate voting percentage of less than 1%.

(1)       This column reflects the number of shares of Company common stock that the executive officers and directors had a right to acquire within 60 days after April 1, 2019 through the exercise of stock options.

(2)       This column reflects Company shares held of record and shares owned through a broker, bank or other nominee, including, for executive officers’ shares owned through the Company’s 401(k) plan.  For non-employee directors, this column includes deferred stock units (as described in the “Equity-Based Compensation” discussion included under the caption “Directors’ Compensation” above), including accrued dividends, that will be settled in common stock, over which the directors have no voting or investment power prior to settlement (Dr. Behrman – 26,239 units; Mr. Cary – 26,239 units; Ms. Cassotis – 11,240 units; Mr. Lambert – 11,240 units; Mr. MacCleary – 11,240 units; Ms. Powers – 11,240 units; Mr. Rice – 13,644 units; Mr. Rohr – 29,526 units; Mr. Thorington – 26,239 units; Dr. Todd – 26,239 units; and Ms. Toretti – 19,975 units).  For Dr. Behrman and Messrs. Cary, MacCleary, Rice and Rohr, this column also includes deferred stock units, including accrued dividends, that will be settled in common stock in connection with the deferral of director fees, over which the directors have sole investment but no voting power prior to settlement (Dr. Behrman – 1,240 units; Mr. Cary – 6,121 units; Mr. MacCleary – 1,757 units; Mr. Rice – 1,025; and Mr. Rohr – 2,930 units).

(3)       This column reflects the number of deferred stock units granted prior to 2013 held by non-employee directors through the directors’ deferred compensation plans that will be settled in cash, including:

•                      deferred stock units (as described in the “Equity-Based Compensation” discussion included under the caption “Directors’ Compensation” above), including accrued dividends (Dr. Behrman – 11,681 units; Mr. Cary – 11,681 units; Mr. Rohr – 22,435 units; Mr. Thorington – 5,987 units; and Dr. Todd – 22,983 units); and

•                      deferred stock units, including accrued dividends, resulting from the curtailment in 1999 of the directors’ retirement plan (Mr. Rohr – 10,252 units).

(4)       This column reflects for each of the named executive officers and directors, as well as all executive officers and directors as a group, (i) the sum of the shares beneficially owned, the stock options exercisable within 60 days of April 1, 2019, and the deferred stock units that will be settled in common stock, as a percentage of (ii) the sum of the Company’s outstanding shares at April 1, 2019, all options exercisable by the executive officer and director group within 60 days of April 1, 2019, and all deferred stock units that will be settled in common stock upon termination of the directors’ service.  These calculations exclude all deferred stock units included in the column captioned “Deferred Stock Units Payable in Cash.”

(5)       Shares beneficially owned include 10,576 shares held by Ms. Centofanti’s spouse.

(6)       Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

(7)       Shares beneficially owned include 28,012 shares owned by Mr. Schlotterbeck’s wife. Shares beneficially owned are based upon the most recently available ownership information provided to the Company from Mr. Schlotterbeck.

(8)       In addition to the Company’s directors and executive officers as of April 1, 2019, also includes the four named executive officers who are former employees in accordance with applicable SEC rules.

Item 13.                                                                                                Certain Relationships and Related Transactions, and Director Independence

Director Independence

In accordance with the Company’s corporate governance guidelines, a majority of directors at any time will be independent.  For a director to be considered an “independent director,” the Board must annually determine that he or she has no material relationship with the Company (either directly or as a partner, shareholder, or officer of an organization that has such a relationship with the Company), except as a director.  To assist it in determining director independence, the Board established guidelines, which are included in the Company’s corporate governance guidelines, that conform to the independence requirements under the NYSE listing standards.

The Board considers all relevant facts and circumstances in making an independence determination.  Any relationship involving a Company director that complies with the independence standards set forth in the Company’s corporate governance guidelines and is not otherwise a related person transaction (as defined under the caption “Review, Approval or Ratification of Transactions with Related Persons” below) under the Company’s related person transaction approval policy (the related person transaction policy) is deemed to be an immaterial relationship not requiring consideration by the Board in assessing independence.

Based on the independence standards set forth in the Company’s corporate governance guidelines, the Board has determined that all of the Company’s directors other than Mr. McNally (who is an executive officer of the Company) and Mr. Rice (who the board concluded did not meet the above standards as a result of having served as the chief executive officer of Rice Energy prior to the Rice Transaction and the level of ownership that he and his family have in the Company) have met the above standards and are independent of the Company and its management.

Director ownership of Company stock is encouraged and is not in itself a basis for determining that a director is not independent, provided that such ownership may preclude participation on the Audit Committee if its magnitude is sufficient to make the director an “affiliated person” of the Company as described in the Audit Committee charter.  See “Equity-Based Compensation” under the caption “Directors’ Compensation” above for a description of the equity ownership guidelines for directors.

During the preceding three fiscal years, the Company made no contributions to any tax-exempt organization in which any independent director of the Company is an executive officer.

Review, Approval or Ratification of Transactions with Related Persons

Under the Company’s written related person transaction policy, Company management, with the assistance of the Company’s legal department, is responsible for determining whether a transaction between the Company and a Related Person (as defined below) constitutes a Related Person Transaction (as defined below).  Such determination is based on a review of all facts and circumstances regarding the transaction, including information provided in annual director and executive officer questionnaires.  Upon determination that a transaction is a Related Person Transaction that has not been approved by the full Board of Directors, the material facts regarding the transaction are reported to the Corporate Governance Committee for its review.  The Corporate Governance Committee then determines whether to approve, ratify, revise, reject, or take other action with respect to the Related Person Transaction.

Under the related person transaction policy, a “Related Person Transaction” is generally a transaction in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest.  A “Related Person” is generally any person who is a director or executive officer of the Company, any nominee for director, any shareholder known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, and any immediate family member (as defined by the SEC) of any of the foregoing persons.

Under the policy, the following transactions are deemed to be automatically pre-approved and do not need to be brought to the Corporate Governance Committee for individual approval:  (i) transactions involving employment of an executive officer by the Company, as long as the executive officer is not an immediate family member of another executive officer or director of the Company and the compensation paid to the executive officer was approved by the Compensation Committee; (ii) transactions involving compensation and benefits paid to a director for service as a director of the Company; (iii) transactions on competitive business terms with another company in which the only relationship of a director or immediate family member of a director is as an employee or executive officer, a director or a beneficial owner of less than 10% of that company’s shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company’s consolidated gross revenue; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of the company, and all holders of that class of equity securities receive the same benefit on a pro-rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services; and (viii) charitable contributions, grants or endowments by the Company or the Company’s charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person’s only relationship is as an employee or a director or trustee, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient’s consolidated gross revenue.

The related person transaction policy does not limit or affect the application of the Company’s code of business conduct and ethics and related policies, which require directors and executive officers to avoid engaging in any activity or relationship that may interfere, or have the appearance of interfering, with the performance of the directors’ or executive officers’ duties to the Company.  Such policies require all directors and executive officers to report and fully disclose the nature of any proposed conduct or transaction that involves, or could involve, a conflict of interest and to obtain approval before any action is undertaken.

Transactions with Related Persons

Based on information provided by the Company’s directors and executive officers and assessments by the Company’s management, the Corporate Governance Committee determined that there were no Related Person Transactions in 2018 requiring disclosure in this Form 10-K/A.

Item 14.                                                  Principal Accountant Fees and Services

Principal Auditor Fees and Services

The following chart details the fees billed to the Company by Ernst & Young LLP during 2018 and 2017:

	2018 ($)	2017 ($)
Audit Fees (1)	3,545,171	3,131,034
Audit-Related Fees (2)	75,750	101,000
Tax Fees (3)	767,728	21,124
All Other Fees	0	0
Total	4,388,649	3,253,158

(1)             Includes fees for the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of financial statements included in the Company’s quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements, including certain attest engagements and consents.

(2)             Includes fees for audits of, and consents related to, employee benefit plans and attest engagements not required by statute or regulation.

(3)           Includes fees for tax advisory services and tax planning services.

The Audit Committee has adopted a Policy Relating to Services of Registered Public Accountant under which the Company’s independent accounting firm is not allowed to perform any service that may have the effect of jeopardizing the independent accounting firm’s independence.  Without limiting the foregoing, the independent accounting firm may not be retained to perform the following:

•                              Bookkeeping or other services related to the accounting records or financial statements

•                              Financial information systems design and implementation

•                              Appraisal or valuation services, fairness opinions or contribution-in-kind reports

•                              Actuarial services

•                              Internal audit outsourcing services

•                              Management functions

•                              Human resources functions

•                              Broker-dealer, investment adviser or investment banking services

•                              Legal services

•                              Expert services unrelated to the audit

•                              Prohibited tax services

All audit and permitted non-audit services for the Company and its subsidiaries must be pre-approved by the Audit Committee.  The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chair of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000.  The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings.  In 2018, 100% of the professional fees reported as audit-related fees and tax fees required to be pre-approved complied with the above policy.  In light of the Spin-off of the Company’s midstream business in November 2018, audit fee information in respect of EQGP, EQM and RMP is not referenced as in prior years.

PART IV

Item 15.                                                    Exhibits

31(a)                                                                     Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31(b)                                                                     Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Index

31(a)	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(b)	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT CORPORATION

By:	/s/ Robert J. McNally
Robert J. McNally
President and Chief Executive Officer
April 29, 2019