Form 10-Q
period 2019-06-30
EQT Corp
filed 2019-07-25
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
 COMMISSION FILE NUMBER 001-03551

EQT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-0464690
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 1700
Pittsburgh, Pennsylvania 15222
(Address of principal executive offices and zip code)
(412) 553-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EQT	New York Stock Exchange

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

As of July 23, 2019, 255,498,928 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, oil and NGLs	$900,527	$991,365	$2,172,140	$2,217,739
Gain (loss) on derivatives not designated as hedges	407,635	(53,897)	275,639	8,695
Net marketing services and other	2,090	13,180	5,646	36,250
Total operating revenues	1,310,252	950,648	2,453,425	2,262,684
Operating expenses:
Transportation and processing	436,984	428,069	876,230	844,726
Production	36,316	47,863	79,724	106,497
Exploration	1,857	1,653	2,864	2,878
Selling, general and administrative	86,208	62,959	135,186	102,774
Depreciation and depletion	372,413	371,709	763,526	764,402
Impairment/loss on sale of long-lived assets	—	118,114	—	2,447,159
Lease impairments and expirations	48,584	19,529	78,118	23,408
Proxy, transaction and reorganization	21,518	5,060	25,607	15,138
Amortization of intangible assets	10,342	10,342	20,684	20,684
Total operating expenses	1,014,222	1,065,298	1,981,939	4,327,666
Operating income (loss)	296,030	(114,650)	471,486	(2,064,982)
Unrealized (loss) on investment in Equitrans Midstream Corporation	(104,741)	—	(15,686)	—
Dividend and other income (expense)	23,645	(130)	44,632	(260)
Interest expense	50,503	57,120	107,076	115,031
Income (loss) from continuing operations before income taxes	164,431	(171,900)	393,356	(2,180,273)
Income tax expense (benefit)	38,865	(94,922)	77,099	(524,762)
Income (loss) from continuing operations	125,566	(76,978)	316,257	(1,655,511)
Income from discontinued operations, net of tax	—	213,324	—	346,878
Net income (loss)	125,566	136,346	316,257	(1,308,633)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	118,540	—	259,555
Net income (loss) attributable to EQT Corporation	$125,566	$17,806	$316,257	$(1,568,188)

Amounts attributable to EQT Corporation:
Income (loss) from continuing operations	$125,566	$(76,978)	$316,257	$(1,655,511)
Income from discontinued operations, net of tax	—	94,784	—	87,323
Net income (loss) attributable to EQT Corporation	$125,566	$17,806	$316,257	$(1,568,188)

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	255,099	265,030	254,975	264,920
Income (loss) from continuing operations	$0.49	$(0.29)	$1.24	$(6.25)
Income from discontinued operations	—	0.36	—	0.33
Net income (loss)	$0.49	$0.07	$1.24	$(5.92)
Diluted:
Weighted average common stock outstanding	255,223	265,154	255,211	264,920
Income (loss) from continuing operations	$0.49	$(0.29)	$1.24	$(6.25)
Income from discontinued operations	—	0.36	—	0.33
Net income (loss)	$0.49	$0.07	$1.24	$(5.92)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Net income (loss)	$125,566	$136,346	$316,257	$(1,308,633)

Other comprehensive income (loss), net of tax:
Net change in cash flow hedges:
Natural gas (a)	—	(466)	—	(753)
Interest rate (b)	42	36	84	80
Other post-retirement benefits liability adjustment (c)	76	86	152	172
Change in accounting principle (d)	—	—	(496)	—
Other comprehensive income (loss)	118	(344)	(260)	(501)
Comprehensive income (loss)	125,684	136,002	315,997	(1,309,134)
Less: Comprehensive income from discontinued operations attributable to noncontrolling interests	—	118,540	—	259,555
Comprehensive income (loss) attributable to EQT Corporation	$125,684	$17,462	$315,997	$(1,568,689)

(a)	Net of tax benefit of $(163) for the three months ended June 30, 2018 and $(263) for the six months ended June 30, 2018.

(b)	Net of tax expense of $10 and $26 for the three months ended June 30, 2019 and 2018, respectively, and $20 and $44 for the six months ended June 30, 2019 and 2018, respectively.

(c)	Net of tax expense of $26 and $30 for the three months ended June 30, 2019 and 2018, respectively, and $52 and $60 for the six months ended June 30, 2019 and 2018, respectively.

(d)	Related to adoption of Accounting Standard Update (ASU) 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$316,257	$(1,308,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	76,597	(440,342)
Depreciation and depletion	763,526	855,565
Amortization of intangible assets	20,684	41,457
Asset and lease impairments	78,118	2,470,567
Unrealized loss on investment in Equitrans Midstream Corporation	15,686	—
Share-based compensation expense	9,501	14,548
Amortization, accretion and other	12,408	(15,723)
Gain on derivatives not designated as hedges	(275,639)	(8,695)
Net cash settlements paid on derivatives not designated as hedges	(10,490)	(13,116)
Net premiums received on derivative instruments	26,406	—
Changes in other assets and liabilities:
Accounts receivable	467,055	46,741
Accounts payable	(253,463)	(18,368)
Other items, net	68,187	(82,877)
Net cash provided by operating activities	1,314,833	1,541,124
Cash flows from investing activities:
Capital expenditures	(765,781)	(1,310,458)
Capital expenditures for discontinued operations (a)	—	(382,946)
Proceeds from sale of assets	—	120,502
Capital contributions to Mountain Valley Pipeline, LLC (a)	—	(182,805)
Other investing activities	1,152	(6,531)
Net cash used in investing activities	(764,629)	(1,762,238)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	1,395,750	1,987,000
Repayment of borrowings on credit facility	(2,195,750)	(3,042,000)
Proceeds from borrowings on term loan facility	1,000,000	—
Debt issuance costs for term loan facility	(913)	—
Repayments and retirements of debt	(702,298)	(7,999)
Dividends paid	(15,317)	(15,898)
Proceeds from awards under employee compensation plans	—	1,946
Cash paid for taxes related to net settlement of share-based incentive awards	(4,993)	(20,483)
Repurchase and retirement of common stock	—	(38,677)
Repurchase of common stock	—	(18)
Distributions to noncontrolling interests (a)	—	(180,745)
Increase in borrowings on credit facilities of discontinued operations (a)	—	2,390,500
Repayment of borrowings on credit facilities of discontinued operations (a)	—	(2,596,500)
Proceeds from issuance of EQM Midstream Partners, LP debt (a)	—	2,500,000
Debt discount and issuance costs for EQM Midstream Partners, LP debt (a)	—	(30,295)
Acquisition of 25% ownership interest in Strike Force Midstream LLC (a)	—	(175,000)
Net cash (used in) provided by financing activities	(523,521)	771,831
Net change in cash, cash equivalents and restricted cash	26,683	550,717
Cash, cash equivalents and restricted cash at beginning of period	3,487	147,315
Cash and cash equivalents at end of period	$30,170	$698,032
Cash paid (received) during the period for:
Interest, net of amount capitalized	$109,713	$145,334
Income taxes, net	$(2,394)	$156
Non-cash activity during the period for:
Increase in right-of-use lease assets and lease liabilities	$89,021	$—
Increase in asset retirement costs and obligations	$2,456	$4,394

(a)	Amounts related to discontinued operations as described in Note 2.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,170	$3,487
Accounts receivable (less provision for doubtful accounts: $6,536 at June 30, 2019 and $8,648 at December 31, 2018)	639,020	1,241,843
Derivative instruments, at fair value	788,366	481,654
Tax receivable	127,387	131,573
Prepaid expenses and other	13,148	111,107
Total current assets	1,598,091	1,969,664

Property, plant and equipment	23,012,706	22,148,012
Less: accumulated depreciation and depletion	5,507,054	4,755,505
Net property, plant and equipment	17,505,652	17,392,507

Intangible assets, net	56,649	77,333
Investment in Equitrans Midstream Corporation	997,316	1,013,002
Other assets	321,639	268,838
Total assets	$20,479,347	$20,721,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,830	$704,390
Accounts payable	850,847	1,059,873
Derivative instruments, at fair value	378,834	336,051
Other current liabilities	298,777	254,687
Total current liabilities	1,533,288	2,355,001

Credit facility borrowings	—	800,000
Term loan borrowings	999,125	—
Senior Notes	3,886,249	3,882,932
Note payable to EQM Midstream Partners, LP	107,592	110,059
Deferred income taxes	1,897,455	1,823,381
Other liabilities	807,163	791,742
Total liabilities	9,230,872	9,763,115

Shareholders' equity:
Common stock, no par value, authorized 320,000 shares, shares issued: 257,003 at June 30, 2019 and 257,225 at December 31, 2018	7,807,740	7,828,554
Treasury stock, shares at cost: 2,207 at June 30, 2019 and 2,753 at December 31, 2018	(39,310)	(49,194)
Retained earnings	3,485,711	3,184,275
Accumulated other comprehensive loss	(5,666)	(5,406)
Total equity	11,248,475	10,958,229
Total liabilities and equity	$20,479,347	$20,721,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share or unit amounts)
Balance at April 1, 2018	265,000	$9,363,289	$(51,304)	$2,406,952	$(2,615)	$5,147,440	$16,863,762
Comprehensive income (net of tax):
Net income				17,806		118,540	136,346
Net change in cash flow hedges:
Natural gas (a)					(466)		(466)
Interest rate (b)					36		36
Other post-retirement benefits liability adjustment (c)					86		86
Dividends (d)				(7,956)			(7,956)
Share-based compensation plans	31	9,551	535			101	10,187
Distributions to noncontrolling interests (e)						(91,849)	(91,849)
Repurchase and retirement of common stock	(700)	(38,677)					(38,677)
Acquisition of 25% ownership interest in Strike Force Midstream LLC		1,818				(176,818)	(175,000)
Changes in ownership of consolidated subsidiaries		(19,772)				25,922	6,150
Balance at June 30, 2018	264,331	$9,316,209	$(50,769)	$2,416,802	$(2,959)	$5,023,336	$16,702,619

Balance at April 1, 2019	254,999	$7,817,227	$(39,665)	$3,367,810	$(5,784)	$—	$11,139,588
Comprehensive income (net of tax):
Net income				125,566			125,566
Net change in interest rate cash flow hedges (b)					42		42
Other post-retirement benefit liability adjustment (c)					76		76
Dividends (d)				(7,665)			(7,665)
Share-based compensation plans	19	4,983	355				5,338
Other	(222)	(14,470)					(14,470)
Balance at June 30, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$—	$11,248,475

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)	Net of tax benefit of $(163).

(b)	Net of tax expense of $26 for the three months ended June 30, 2018 and $10 for the three months ended June 30, 2019.

(c)	Net of tax expense of $30 for the three months ended June 30, 2018 and $26 for the three months ended June 30, 2019.

(d)	Dividends were $0.03 per share for both periods.

(e)
Distributions to noncontrolling interests were $1.065, $0.258, and $0.3049 per common unit from EQM Midstream Partners, LP (EQM), EQGP Holdings, LP (EQGP) and Rice Midstream Partners LP (RMP), respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share or unit amounts)
Balance at January 1, 2018	264,320	$9,388,903	$(63,602)	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income				(1,568,188)		259,555	(1,308,633)
Net change in cash flow hedges:
Natural gas (a)					(753)		(753)
Interest rate (b)					80		80
Other post-retirement benefits liability adjustment (c)					172		172
Dividends (d)				(15,898)			(15,898)
Share-based compensation plans	711	(16,112)	12,833			491	(2,788)
Distributions to noncontrolling interests (e)						(180,745)	(180,745)
Change in accounting principle				4,113			4,113
Repurchase and retirement of common stock	(700)	(38,677)					(38,677)
Acquisition of 25% ownership interest in Strike Force Midstream LLC		1,818				(176,818)	(175,000)
Changes in ownership of consolidated subsidiaries		(19,723)				25,858	6,135
Balance at June 30, 2018	264,331	$9,316,209	$(50,769)	$2,416,802	$(2,959)	$5,023,336	$16,702,619

Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$—	$10,958,229
Comprehensive income (net of tax):
Net income				316,257			316,257
Net change in interest rate cash flow hedges (b)					84		84
Other post-retirement benefit liability adjustment (c)					152		152
Dividends (d)				(15,317)			(15,317)
Share-based compensation plans	546	(6,344)	9,884				3,540
Change in accounting principle (f)				496	(496)		—
Other	(222)	(14,470)					(14,470)
Balance at June 30, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$—	$11,248,475

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)	Net of tax benefit of $(263).

(b)	Net of tax expense of $44 for the six months ended June 30, 2018 and $20 for the six months ended June 30, 2019.

(c)	Net of tax expense of $60 for the six months ended June 30, 2018 and $52 for the six months ended June 30, 2019.

(d)	Dividends were $0.06 per share for both periods.

(e)	Distributions to noncontrolling interests were $2.09, $0.502, and $0.5966 per common unit from EQM, EQGP, and RMP, respectively.

(f)	Related to adoption of ASU 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2019 and December 31, 2018, the results of its operations and equity for the three and six month periods ended June 30, 2019 and 2018 and its cash flows for the six month periods ended June 30, 2019 and 2018. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “EQT,” “EQT Corporation,” and the “Company” refer collectively to EQT Corporation and its consolidated subsidiaries.

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

The Company retained 19.9% of the outstanding shares of Equitrans Midstream common stock. The Company does not have the ability to exercise significant influence and does not have a controlling financial interest in Equitrans Midstream or any of its subsidiaries. As such, this investment is accounted for as an investment in equity securities. As of June 30, 2019 and December 31, 2018, the fair value was based on the closing stock price of Equitrans Midstream multiplied by the number of shares of common stock owned by the Company. The changes in fair value were recorded in the Statements of Condensed Consolidated Operations.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Thousands)
Operating revenues	$104,023	$225,570
Transportation and processing	(228,019)	(454,536)
Operation and maintenance	25,320	52,549
Selling, general and administrative	14,854	27,654
Depreciation	45,963	91,163
Transaction costs	20,899	46,532
Amortization of intangible assets	10,387	20,773
Other income	11,882	21,597
Interest expense	19,884	31,986
Income from discontinued operations before income taxes	206,617	431,046
Income tax (benefit) expense	(6,707)	84,168
Income from discontinued operations after income taxes	213,324	346,878
Less: Net income from discontinued operations attributable to noncontrolling interests	118,540	259,555
Net income from discontinued operations	$94,784	$87,323

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

Six Months Ended June 30, 2018
(Thousands)
Operating activities:
Deferred income tax (benefit)	$(105,107)
Depreciation	91,163
Amortization of intangibles	20,773
Other income	(21,597)
Share-based compensation expense	$808

3.        Revenue from Contracts with Customers

Under the Company's natural gas, oil and NGLs sales contracts, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the gas is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. Other contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to New York Mercantile Exchange (NYMEX) or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

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

Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company has recognized amounts due from contracts with customers of $360.8 million and $783.0 million as accounts receivable within the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. Accounts receivable also includes amounts due from joint interest partners as well as amounts due for settled derivative instruments.

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

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$843,867	$855,924	$2,037,716	$1,945,684
NGLs sales	46,520	125,657	116,124	251,125
Oil sales	10,140	9,784	18,300	20,930
Net marketing services and other	—	9,391	—	11,668
Total revenues from contracts with customers	900,527	1,000,756	2,172,140	2,229,407

Other sources of revenue:
Net marketing services and other	2,090	3,789	5,646	24,582
Gain (loss) on derivatives not designated as hedges	407,635	(53,897)	275,639	8,695
Total operating revenues	$1,310,252	$950,648	$2,453,425	$2,262,684

The following table includes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of June 30, 2019. The table excludes all contracts that qualified for the exception to the relative standalone selling price method.

	2019 (a)	2020	2021	Total
	(Thousands)
Natural gas sales	$24,695	$51,299	$9,209	$85,203

(a)	July 1 through December 31.

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

The derivative commodity instruments currently utilized by the Company are primarily swap agreements, collar agreements and option agreements which may require payments to or receipt of payments from counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy. The Company’s over the counter (OTC) derivative commodity instruments are typically entered into with financial institutions and the creditworthiness of all counterparties is regularly monitored.

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company’s derivative instruments are recognized within operating revenues in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 2,371 Bcf of natural gas and 690 Mbbls of NGLs as of June 30, 2019, and 3,128 Bcf of natural gas and 1,505 Mbbls of NGLs as of December 31, 2018. The open positions at June 30, 2019 and December 31, 2018 had maturities extending through December 2024 for both periods.

When the net fair value of any of the Company’s swap agreements represents a liability to the Company which is in excess of the agreed-upon threshold between the Company and the counterparty, the counterparty requires the Company to remit funds as a margin deposit for the derivative liability which is in excess of the threshold amount. The Company records these deposits as a current asset. When the net fair value of any of the Company’s swap agreements represents an asset to the Company which is in excess of the agreed-upon threshold between the Company and the counterparty, the Company requires the counterparty to remit funds as margin deposits in an amount equal to the portion of the derivative asset which is in excess of the threshold amount. The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. In the case where the fair value of such contracts is in a net asset position, the broker may remit funds to the Company, in which case the Company records a current liability for such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract. The margin requirements are subject to change at the exchanges’ discretion. The Company recorded current assets of $1.7 million and $40.3 million as of June 30, 2019 and December 31, 2018, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
As of June 30, 2019
Asset derivative instruments, at fair value	$788,366	$(330,303)	$—	$458,063
Liability derivative instruments, at fair value	$378,834	$(330,303)	$(1,699)	$46,832

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$(256,087)	$—	$225,567
Liability derivative instruments, at fair value	$336,051	$(256,087)	$(40,283)	$39,681

Certain of the Company’s derivative instrument contracts provide that if the Company’s credit ratings by S&P Global Ratings (S&P) or Moody’s Investors Service, Inc. (Moody’s) are lowered below investment grade, additional collateral must be deposited with the counterparty if the amounts outstanding on those contracts exceed certain thresholds. The additional collateral can be up to 100% of the derivative liability. As of June 30, 2019, the aggregate fair value of all derivative instruments with credit risk-related contingent features that were in a net liability position was $94.4 million, for which the Company had no collateral posted on June 30, 2019. If the Company’s credit rating by S&P or Moody’s had been downgraded to a rating immediately below investment grade on June 30, 2019, the Company would not have been required to post any additional collateral under the agreements with the respective counterparties. The required margin on the Company’s derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company’s credit as assessed by one or more credit rating agencies. The Company’s senior unsecured debt was rated BBB- by S&P and Baa3 by Moody’s at June 30, 2019.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company may engage in interest rate swaps to hedge exposure to fluctuations in interest rates, but has not executed any interest rate swaps since 2011. Amounts related to historical interest rate swaps are recorded in other comprehensive income (OCI). See Note 9.

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

The table below reflects assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
As of June 30, 2019
Asset derivative instruments, at fair value	$788,366	$204,161	$584,205	$—
Liability derivative instruments, at fair value	$378,834	$156,272	$222,562	$—

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$112,107	$369,547	$—
Liability derivative instruments, at fair value	$336,051	$126,582	$209,469	$—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of the instruments. The carrying value of the Company's investment in Equitrans Midstream approximates fair value as it is a publicly traded company. The carrying value of borrowings under the Company's credit facility and term loan facility approximate fair value as the interest rates are based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

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

The Company estimates the fair value of its Senior Notes using its established fair value methodology.  As the Company's Senior Notes are not all actively traded, the fair value is a Level 2 fair value measurement. As of June 30, 2019 and December 31, 2018,

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

the estimated fair value of the Company's Senior Notes was approximately $3.9 billion and $4.4 billion, respectively, and the carrying value of the Company's Senior Notes was approximately $3.9 billion and $4.6 billion, respectively, inclusive of the current portion of debt on the Condensed Consolidated Balance Sheets. The fair value of the Company's note payable to EQM is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company's note payable to EQM was approximately $130 million and $122 million, respectively, and the carrying value of the Company's note payable to EQM was approximately $112 million and $115 million, respectively, inclusive of the current portion of debt on the Condensed Consolidated Balance Sheets.

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

6.                       Income Taxes

For the six months ended June 30, 2019 and 2018, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the quarter. There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the six months ended June 30, 2019.

The Company recorded income tax expense at an effective tax rate of 19.6% for the six months ended June 30, 2019 and income tax benefit at an effective tax rate of 24.1% for the six months ended June 30, 2018. The Company’s effective tax rate for the six months ended June 30, 2019 was lower than the statutory rate primarily due to the release of valuation allowances relating to the Company’s ability to utilize state net operating losses against future taxable income and the Alternative Minimum Tax (AMT) sequestration. The IRS announced in January 2019 that it was reversing its prior position that 6.2% of AMT refunds were subject to sequestration by the federal government. As a result, the Company reversed this related valuation allowance in the first quarter of 2019. The Company’s effective tax rate for the six months ended June 30, 2018 was lower than the statutory rate primarily because the amount of benefit recorded at any interim period is limited to the amount of benefit that would be recognized if the year-to-date loss was the forecasted loss for the entire year.

7.                       Debt

The Company has a $2.5 billion credit facility that expires in July 2022. The Company had no letters of credit outstanding under the credit facility as of June 30, 2019 and December 31, 2018. During the three months ended June 30, 2019 and 2018, the maximum amounts of outstanding borrowings at any time under the credit facility were $0.6 billion and $1.5 billion, respectively, the average daily balances were approximately $0.3 billion and $0.9 billion, respectively, and interest was incurred at weighted average annual interest rates of 4.0% and 3.4%, respectively. During the six months ended June 30, 2019 and 2018, the maximum amounts of outstanding borrowings at any time under the credit facility were $1.1 billion and $1.6 billion, respectively, the average daily balances were approximately $0.5 billion and $1.2 billion, respectively, and interest was incurred at weighted average annual interest rates of 4.0% and 3.2%, respectively.

On May 31, 2019, the Company entered into a Term Loan Agreement (Term Loan Agreement) providing for a $1.0 billion unsecured term loan facility (Term Loan Facility) and borrowed $1.0 billion under the Term Loan Facility. The Company used the net proceeds to repay the $700 million in aggregate principal amount of 8.125% Senior Notes which matured on June 1, 2019, to repay outstanding borrowings under the Company’s $2.5 billion credit facility and to pay accrued interest and fees and expenses related to the foregoing and the Term Loan Agreement. Remaining proceeds from the borrowing were used by the Company for general corporate purposes. The Term Loan Facility matures on May 31, 2021.

At the Company’s election, the $1.0 billion in borrowings under the Term Loan Facility bear interest at a eurodollar rate as defined in the Term Loan Agreement plus a margin determined on the basis of the Company’s credit ratings. This margin is 1.00% based on the Company’s current credit ratings. The Company may voluntarily prepay borrowings under the Term Loan Facility, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment. Borrowings under the Term Loan Facility that are repaid may not be reborrowed. The Company had $1.0 billion of outstanding borrowings under the Term Loan Facility as of June 30, 2019 and interest was incurred at a weighted average annual interest rate of 3.4%.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Term Loan Agreement contains certain representations and warranties and various affirmative and negative covenants and events of default, including (i) a restriction on the ability of the Company or its subsidiaries to incur or permit liens on assets, subject to certain significant exceptions, (ii) the establishment of a maximum ratio of consolidated debt to total capital of the Company and its subsidiaries such that consolidated debt shall at no time exceed 65% of total capital, (iii) a limitation on certain changes to the Company’s business, and (iv) certain restrictions related to mergers or acquisitions.

8.                            Earnings Per Share

Potentially dilutive securities consisting of restricted stock awards included in the calculation of diluted earnings per share were 124,250 and 235,743 for the three and six months ended June 30, 2019, respectively, and 123,973 for the three months ended June 30, 2018. The Company reported a net loss for the six months ended June 30, 2018; therefore, all options and restricted stock were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because of their anti-dilutive effect on loss per share. Options to purchase common stock which were excluded from potentially dilutive securities because they were anti-dilutive were 1,885,529 for the three and six months ended June 30, 2019 and 1,201,900 and 1,283,753 for the three and six months ended June 30, 2018, respectively.

9.         Changes in Accumulated Other Comprehensive Income (Loss) by Component

The following table explains the changes in accumulated OCI (loss) by component.

	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post- retirement benefit liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
As of April 1, 2019	$—		$(345)		$(5,439)		$(5,784)
Losses reclassified from accumulated OCI, net of tax	—		42	(a)	76	(b)	118
As of June 30, 2019	$—		$(303)		$(5,363)		$(5,666)

As of April 1, 2018	$4,338		$(511)		$(6,442)		$(2,615)
(Gains) losses reclassified from accumulated OCI, net of tax	(466)	(a)	36	(a)	86	(b)	(344)
As of June 30, 2018	$3,872		$(475)		$(6,356)		$(2,959)

As of January 1, 2019	$—		$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	—		84	(a)	152	(b)	236
Change in accounting principle	—		—		(496)	(c)	(496)
As of June 30, 2019	$—		$(303)		$(5,363)		$(5,666)

As of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(753)	(a)	80	(a)	172	(b)	(501)
As of June 30, 2018	$3,872		$(475)		$(6,356)		$(2,959)

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

As discussed in Note 1, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease; (ii) lease classification; and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements; (ii) to not apply the recognition requirements under the standard to short-term leases; and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on January 1, 2019 or lease effective date and the recognition of variable nonlease payments as variable lease expense.

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

The right-of-use assets and lease liabilities recognized upon adoption of ASU 2016-02 were based on the lease classifications, lease commitment amounts and terms recognized under the prior lease accounting guidance. Leases with an initial term of twelve months or less are considered short-term leases and are not recorded on the balance sheet. As of June 30, 2019, the Company had no finance leases and was not a lessor.

The following table summarizes operating lease costs for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Thousands)
Operating lease costs	$18,413	$37,697
Variable lease costs	7,014	10,269
Total lease costs (a)	$25,427	$47,966

(a)
For the three and six months ended June 30, 2019, total lease costs included $20.8 million and $39.4 million, respectively, capitalized to property, plant and equipment on the Condensed Consolidated Balance Sheet primarily for drilling rigs, of which $16.0 million and $32.7 million, respectively, related to operating lease costs. Variable lease costs also included short-term lease costs, which were immaterial.

For the six months ended June 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company's Statement of Condensed Consolidated Cash Flows, was $5.6 million. During the six months ended June 30, 2019, the Company did not record any right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other current liabilities and other liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of June 30, 2019, the operating right-of-use assets were $51.6 million and operating lease liabilities were $60.2 million, of which $27.4 million was classified as current. As of June 30, 2019, the weighted average remaining lease term was 3.6 years and the weighted average discount rate was 3.6%.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2019.

As of June 30, 2019
(Thousands)
2019 (July - December)	$24,660
2020	8,418
2021	8,456
2022	8,437
2023	8,417
2024+	6,014
Total lease payments	64,402
Less: Interest	4,167
Present value of lease liabilities	$60,235

11.        Divestitures

In 2018, the Company sold its non-core Permian Basin assets located in Texas and its non-core assets in the Huron play (2018 Divestitures).

During the first quarter of 2018, the Company recorded an impairment of $2.3 billion associated with certain non-core production and related midstream assets in the Huron and Permian plays. The Company determined these properties and related pipeline assets were impaired as their carrying value exceeded the undiscounted cash flows which were expected to result from their continued use and potential disposition and because management no longer intended to develop the associated unproved properties. The first quarter of 2018 impairment reduced these assets to their estimated fair value of approximately $1.0 billion.

The fair value of the impaired assets, as determined at March 31, 2018, was based on significant inputs that were not observable in the market and as such are considered to be Level 3 fair value measurements. See Note 5 for a description of the fair value hierarchy and Note 1 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the policy on impairment of proved and unproved properties. Key assumptions included in the calculation of the fair value of the impaired assets as of March 31, 2018 included (i) reserves, including risk adjustments for probable and possible reserves; (ii) future commodity prices; (iii) to the extent available, market based indicators of fair value including estimated proceeds which could be realized upon a potential disposition; (iv) production rates based on the Company's experience with similar properties it operates; (v) estimated future operating and development costs; and (vi) a market-based weighted average cost of capital.

During the second quarter of 2018, the Company recorded an additional impairment/loss on sale of long-lived assets of $118.1 million to write down the carrying value of the properties and related pipeline assets to the estimated amounts to be received upon the closing of the 2018 Divestitures. The Company received an initial deposit of $57.5 million related to the sale of its non-core assets in the Huron play during the second quarter of 2018.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of EQT Corporation and its subsidiaries (collectively, the Company), including guidance regarding the Company’s strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, depth, spacing, lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes (including liquids volumes) and growth rates; production of free cash flow and the Company's ability to reduce its drilling costs and capital expenditures; the Company's ability to maximize recoveries per acre; infrastructure programs; the cost, capacity, and timing of regulatory approvals; monetization transactions, including asset sales, joint ventures or other transactions involving the Company’s assets; acquisition transactions; the Company's ability to successfully implement and execute the new management team's strategic and operational plan and achieve the anticipated results of such plan; the Company’s ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice Energy Inc.; the Company's ability to achieve the anticipated operational, financial and strategic benefits of its spin-off of Equitrans Midstream; the timing and structure of any dispositions of the Company's approximately 19.9% interest in Equitrans Midstream, and the planned use of the proceeds from any such dispositions; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments and reserve life; potential future impairments of the Company's assets; projected capital expenditures; the amount and timing of any repurchases of the Company's common stock; dividend amounts and rates; liquidity and financing requirements, including funding sources and availability; the Company's ability to maintain or improve its credit ratings; hedging strategy; the effects of litigation, government regulation, and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently available to the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company’s control. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and the other documents the Company files from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Income from continuing operations for the three months ended June 30, 2019 was $125.6 million, $0.49 per diluted share, compared to a loss from continuing operations of $77.0 million, $0.29 per diluted share, for the three months ended June 30, 2018. The increase was primarily attributable to increased operating revenues driven by a gain on derivatives not designated as hedges in 2019 compared to a loss in 2018 and an impairment charge of $118.1 million recorded in the second quarter of 2018 associated with the 2018 Divestitures (as defined in Note 11 to the Condensed Consolidated Financial Statements). These improvements were partly offset by increased income tax expense and an unrealized loss on the Company's investment in Equitrans Midstream.

Income from continuing operations for the six months ended June 30, 2019 was $316.3 million, $1.24 per diluted share, compared to a loss from continuing operations of $1.7 billion, $6.25 per diluted share, for the six months ended June 30, 2018. The increase was primarily attributable to an impairment charge of $2.4 billion recorded in 2018 associated with the 2018 Divestitures and increased operating revenues driven by an increase in gains on derivatives not designated as hedges, partly offset by increased income tax expense.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands, unless noted)
NATURAL GAS
Sales volume (MMcf)	351,211	334,135	714,928	663,539
NYMEX price ($/MMBtu) (a)	$2.64	$2.80	$2.90	$2.89
Btu uplift	0.12	0.18	0.14	0.19
Natural gas price ($/Mcf)	$2.76	$2.98	$3.04	$3.08

Basis ($/Mcf) (b)	$(0.36)	$(0.42)	$(0.20)	$(0.15)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.05)	(0.01)	(0.08)	(0.08)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.41)	$(0.43)	$(0.28)	$(0.23)

Average adjusted price ($/Mcf)	$2.35	$2.55	$2.76	$2.85
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.20	0.09	0.07	0.07
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.55	$2.64	$2.83	$2.92

Natural gas sales, including cash settled derivatives	$896,441	$884,543	$2,025,642	$1,939,608

LIQUIDS
NGLs (excluding ethane):
Sales volume (MMcfe) (c)	11,201	18,944	23,750	37,335
Sales volume (Mbbls)	1,867	3,157	3,958	6,222
Price ($/Bbl)	$21.15	$36.39	$25.75	$36.94
Cash settled derivatives (not designated as hedges) ($/Bbl)	2.86	(0.91)	2.22	(1.06)
Average NGLs price, including cash settled derivatives ($/Bbl)	$24.01	$35.48	$27.97	$35.88
NGLs sales	$44,821	$112,034	$110,724	$223,270
Ethane:
Sales volume (MMcfe) (c)	6,455	8,414	12,393	16,411
Sales volume (Mbbls)	1,076	1,402	2,066	2,735
Price ($/Bbl)	$6.54	$7.67	$6.87	$7.78
Ethane sales	$7,038	$10,754	$14,190	$21,286
Oil:
Sales volume (MMcfe) (c)	1,247	1,047	2,513	2,260
Sales volume (Mbbls)	208	175	419	377
Price ($/Bbl)	$48.78	$56.04	$43.69	$55.56
Oil sales	$10,140	$9,784	$18,300	$20,930

Total liquids sales volume (MMcfe) (c)	18,903	28,405	38,656	56,006
Total liquids sales volume (Mbbls)	3,151	4,734	6,443	9,334
Liquids sales	$61,999	$132,572	$143,214	$265,486

TOTAL PRODUCTION
Total natural gas & liquids sales, including cash settled derivatives (d)	$958,440	$1,017,115	$2,168,856	$2,205,094
Total sales volume (MMcfe)	370,114	362,540	753,584	719,545
Average realized price ($/Mcfe)	$2.59	$2.81	$2.88	$3.06

(a)
The Company’s volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $2.64 and $2.80 for the three months ended June 30, 2019 and 2018, respectively, and $2.89 and $2.90 for the six months ended June 30, 2019 and 2018, respectively.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, to total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company’s management to evaluate period-over-period comparisons of earnings trends. Adjusted operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of "net marketing services and other." Management utilizes adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and thus does not impact the revenue from natural gas sales with the often volatile fluctuations in the fair value of derivatives prior to settlement. Adjusted operating revenues also excludes "net marketing services and other" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Net marketing services and other" primarily includes the cost of and recoveries on pipeline capacity releases and revenues for gathering services. Management further believes that adjusted operating revenues as presented provides useful information to investors for evaluating period-over-period earnings trends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands, unless noted)
Total operating revenues	$1,310,252	$950,648	$2,453,425	$2,262,684
Add back (deduct):
(Gain) loss on derivatives not designated as hedges	(407,635)	53,897	(275,639)	(8,695)
Net cash settlements received (paid) on derivatives not designated as hedges	53,144	25,513	(10,490)	(13,116)
Premiums received for derivatives that settled during the period	4,769	237	7,206	471
Net marketing services and other	(2,090)	(13,180)	(5,646)	(36,250)
Adjusted operating revenues, a non-GAAP financial measure	$958,440	$1,017,115	$2,168,856	$2,205,094
Total sales volumes (MMcfe)	370,114	362,540	753,584	719,545
Average realized price ($/Mcfe)	$2.59	$2.81	$2.88	$3.06

Sales Volumes and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%	2019	2018	%
Sales volume detail (MMcfe):
Marcellus (a)	318,588	294,129	8.3	645,673	582,902	10.8
Ohio Utica	50,295	47,796	5.2	104,920	95,306	10.1
Other	1,231	20,615	(94.0)	2,991	41,337	(92.8)
Total sales volumes (b)	370,114	362,540	2.1	753,584	719,545	4.7

Average daily sales volumes (MMcfe/d)	4,067	3,984	2.1	4,163	3,975	4.7

Operating revenues (thousands):
Sales of natural gas, oil and NGLs	$900,527	$991,365	(9.2)	$2,172,140	$2,217,739	(2.1)
Gain (loss) on derivatives not designated as hedges	407,635	(53,897)	(856.3)	275,639	8,695	3,070.1
Net marketing services and other	2,090	13,180	(84.1)	5,646	36,250	(84.4)
Total operating revenues	$1,310,252	$950,648	37.8	$2,453,425	$2,262,684	8.4

(a)	Includes Upper Devonian wells.

(b)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

Total operating revenues were $1,310.3 million for the three months ended June 30, 2019 compared to $950.6 million for the three months ended June 30, 2018. Sales of natural gas, oil and NGLs decreased as a result of a lower average realized price, the 2018 Divestitures and the normal production decline in the Company’s producing wells, partly offset by a 2% increase in sales volumes in 2019 as a result of increased production from the 2017 and 2018 drilling programs. Excluding sales volumes related to the 2018 Divestitures, sales volumes of natural gas, oil and NGLs increased 8% in the second quarter of 2019. For the three months ended

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2019 compared to the three months ended June 30, 2018, the average realized price decreased due to lower NYMEX and lower liquids sales and Btu uplift as a result of the 2018 Divestitures, partly offset by higher average differential and cash settled derivatives. The Company received $53.1 million and $25.5 million of net cash settlements for derivatives not designated as hedges for the three months ended June 30, 2019 and 2018, respectively, that are included in the average realized price but may not be included in the GAAP operating revenues during the period.

Changes in fair market value of derivative instruments prior to settlement are recognized in gain (loss) on derivatives not designated as hedges. Total operating revenues for the three months ended June 30, 2019 included a $407.6 million gain on derivatives not designated as hedges compared to $53.9 million loss on derivatives not designated as hedges for the three months ended June 30, 2018. The gain for the three months ended June 30, 2019 primarily related to increases in the fair market value of the Company’s NYMEX swaps and options due to decreases in NYMEX prices during the quarter.

Net marketing services and other decreased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of fewer capacity releases and lower capacity release rates related to the Company’s Tennessee Gas Pipeline capacity in addition to lower revenues from gathering services as result of the 2018 Divestitures.

Total operating revenues were $2.5 billion for the six months ended June 30, 2019 compared to $2.3 billion for the six months ended June 30, 2018. Sales of natural gas, oil and NGLs decreased as a result of a lower average realized price, the 2018 Divestitures and the normal production decline in the Company’s producing wells, partly offset by a 5% increase in sales volumes in 2019 as a result of increased production from the 2017 and 2018 drilling programs. Excluding sales volumes related to the 2018 Divestitures, sales volumes of natural gas, oil and NGLs increased 10% in 2019. For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, the average realized price decreased due to lower liquids sales and Btu uplift as a result of the 2018 Divestitures and lower average differential. The Company paid $10.5 million and $13.1 million of net cash settlements for derivatives not designated as hedges for the six months ended June 30, 2019 and 2018, respectively, that are included in the average realized price but may not be included in the GAAP operating revenues during the period.

Total operating revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased due to higher gains on derivatives not designated as hedges. The gain for the six months ended June 30, 2019 primarily related to increases in the fair market value of the Company’s NYMEX swaps and options due to decreases in NYMEX prices during the year, partly offset by decreases in the fair market value of the Company's basis swaps due to increases in basis prices during the year.

Net marketing services and other decreased for the six months ended June 30, 2019 as a result of fewer capacity releases and lower capacity release rates related to the Company’s Tennessee Gas Pipeline capacity in addition to lower revenues from gathering services as result of the 2018 Divestitures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

The following table presents information about certain of the Company's operating expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%	2019	2018	%
	(Thousands, except per unit)
Per Unit ($/Mcfe)
Gathering	$0.55	$0.54	1.9	$0.56	$0.54	3.7
Transmission	0.54	0.52	3.8	0.52	0.51	2.0
Processing	0.09	0.13	(30.8)	0.09	0.13	(30.8)
Lease operating expenses (LOE), excluding production taxes	0.05	0.08	(37.5)	0.05	0.09	(44.4)
Production taxes	0.05	0.06	(16.7)	0.05	0.06	(16.7)
Exploration	0.01	—	100.0	—	—	—
Selling, general and administrative	0.23	0.17	35.3	0.18	0.14	28.6
Production depletion	$1.00	$1.00	—	$1.00	$1.03	(2.9)

Operating expenses:
Gathering	$204,127	$194,751	4.8	$418,728	$388,369	7.8
Transmission	200,122	187,158	6.9	392,428	365,174	7.5
Processing	32,735	46,160	(29.1)	65,074	91,183	(28.6)
LOE, excluding production taxes	17,155	27,457	(37.5)	40,227	61,589	(34.7)
Production taxes	19,161	20,406	(6.1)	39,497	44,908	(12.0)
Exploration	1,857	1,653	12.3	2,864	2,878	(0.5)
Selling, general and administrative	$86,208	$62,959	36.9	$135,186	$102,774	31.5

Depreciation and depletion:
Production depletion	$368,734	$362,819	1.6	$756,148	$743,344	1.7
Other depreciation and depletion	3,679	8,890	(58.6)	7,378	21,058	(65.0)
Total depreciation and depletion	$372,413	$371,709	0.2	$763,526	$764,402	(0.1)

Gathering expense increased on an absolute basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the increase in sales volumes. Gathering expense on a per Mcfe basis was impacted by the 2018 Divestitures. Excluding the sales volumes related to the 2018 Divestitures, gathering expense on a per Mcfe basis was $0.57 for the three and six months ended June 30, 2018.

Transmission expense increased on an absolute basis and on a per Mcfe basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to increased transportation capacity to move the Company’s natural gas out of the Appalachian Basin, increased volumetric charges and costs associated with additional unreleased Tennessee Gas Pipeline capacity. These increases were partly offset by reduced firm capacity costs as a result of the 2018 Divestitures.

Processing expense decreased on an absolute basis and on a per Mcfe basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of the decrease in NGL sales volumes associated with the 2018 Divestitures.

LOE decreased on an absolute basis and on a per Mcfe basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of the 2018 Divestitures and increased sales volumes in 2019.

Production taxes decreased on an absolute basis and on a per Mcfe basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of the 2018 Divestitures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative expense increased on an absolute basis and on a per Mcfe basis for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a $37.8 million increase in royalty and litigation reserves, net of settlements received, during the second quarter of 2019. This increase was partly offset by a decrease in long-term incentive compensation due to changes in the fair value of awards. Selling, general and administrative expense increased on an absolute basis and on a per Mcfe basis for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $45.8 million increase in royalty and litigation reserves, net of settlements, received during the first six months of 2019. This increase was partly offset by a decrease in long-term incentive compensation due to changes in the fair value of awards and decreased labor and personnel costs as a result of the Company's efficiency efforts. Long-term incentive compensation may fluctuate with changes in the Company's stock price and performance conditions.

Production depletion increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of higher produced volumes partly offset by a lower depletion rate. Other depreciation and depletion decreased as a result of the 2018 Divestitures.

See Note 11 to the Condensed Consolidated Financial Statements for a discussion of impairment/loss on sale of long-lived assets in 2018.

Lease impairments and expirations increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to an increase in lease expirations. The increase in the number of leases expiring in 2019 is primarily due to acquisition activity completed by the Company in 2016 and 2017.

Proxy, transaction and reorganization increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Costs in 2019 are primarily related to proxy fees and costs in 2018 are primarily related to legal and banking fees due to the acquisition of Rice Energy Inc.

Other Income Statement Items

The Company's investment in Equitrans Midstream is recorded at fair value based on the closing stock price of Equitrans Midstream multiplied by the number of shares of common stock owned by the Company. The changes in fair value are recorded in the Statements of Condensed Consolidated Operations as an unrealized gain (loss) on investment in Equitrans Midstream.

Dividend and other income (expense) increased primarily due to dividends received from Equitrans Midstream of $22.8 million and $43.5 million during the three and six months ended June 30, 2019, respectively.

Interest expense decreased by $6.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $8.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of decreased borrowings under the Company's credit facility and the repayment of the $700 million in aggregate principal amount of 8.125% Senior Notes which matured on June 1, 2019. These decreases were partly offset by interest incurred on borrowings under the Term Loan Facility (as defined in Note 7 to the Condensed Consolidated Financial Statements) and an increased interest rate on the Company's variable rate long-term debt.

See discussion of income tax expense (benefit) in Note 6 to the Condensed Consolidated Financial Statements.

OUTLOOK

As a result of the change in control events described in Item 5, “Other Information,” the Company has embarked on a plan to transform the Company into a modern, digitally-enabled exploration and production company.  This plan includes a variety of operational, management and other changes to the business in order to increase efficiency, improve well performance and increase technology use, all while maintaining focus on being the lowest cost producer in the Appalachian Basin.  The Company intends to reposition the organization to effectively execute on large-scale combo development projects, which consist of developing multiple wells and pads simultaneously, and intends to take a disciplined approach to capital allocation and in establishing its development schedule. The level of future development capital spending will be determined by the economics of the Company’s available projects in light of the commodity price environment. Future production growth will be an output of that economic decision.  As a result, the Company has suspended its outlook for 2020 and beyond pending the completion of the revised plan, which is expected to be available in the next 60 to 90 days.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For 2019, the Company reaffirms guidance for capital expenditures of $1.825 billion to $1.925 billion, which are expected to be funded by operating cash flow and, if required, borrowings under the Company's credit facility. Sales volumes are expected to be 1,480 to 1,520 Bcfe for 2019. The Company will continue to assess the current commodity price environment as well as its development plan and may decrease 2019 capital expenditures accordingly.

Additionally, as a result of the change in control described in Item 5, "Other Information," the Company may (i) impair certain intangible assets associated with non-compete agreements for former Rice Energy executives who are now employees of the Company and (ii) incur other charges, including those associated with severance or incentive compensation plan changes.

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

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities. Net cash flows provided by operating activities totaled $1,314.8 million for the six months ended June 30, 2019 compared to $1,541.1 million for the six months ended June 30, 2018. The decrease was driven by the results of discontinued operations included in the six months ended June 30, 2018 and lower cash operating revenues in excess of cash expenses, partly offset by the favorable timing of working capital payments between the two periods and dividends received from Equitrans Midstream of $43.5 million.

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

Investing Activities. Net cash flows used in investing activities totaled $764.6 million for the six months ended June 30, 2019 compared to $1,762.2 million for the six months ended June 30, 2018. The decrease was primarily due to lower capital expenditures during the six months ended June 30, 2019 as a result of the change in strategy from production growth to capital efficiency as well as capital expenditures and capital contributions associated with the midstream business included in the six months ended June 30, 2018. During the first six months of 2019, the Company spud 64 gross wells (56 net), including 48 Marcellus gross wells (45 net) in Pennsylvania, 6 Marcellus wells in West Virginia and 10 Ohio Utica gross wells (5 net). During the first six months of 2018, the Company spud 90 gross wells (77 net), including 64 Marcellus wells (63 net) in Pennsylvania and 26 Ohio Utica gross wells (14 net).

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Reserve development	$374	$603	$775	$1,093
Land and lease	50	43	95	103
Capitalized overhead	24	36	41	65
Capitalized interest	6	9	13	16
Other production infrastructure	5	16	11	26
Property acquisitions	6	5	6	19
Other corporate items	1	4	1	4
Total capital expenditures from continuing operations	466	716	942	1,326
Midstream infrastructure (a)	—	212	—	383
Total capital expenditures	466	928	942	1,709
Add (deduct) non-cash items (b)	(71)	36	(176)	(16)
Total cash capital expenditures	$395	$964	$766	$1,693

(a)	Capital expenditures related to midstream infrastructure are presented as discontinued operations as described in Note 2 to the Condensed Consolidated Financial Statements.

(b)
Represents the net impact of non-cash capital expenditures including capitalized share-based compensation costs as well as the impact of timing of receivables from working interest partners and accrued capital expenditures.

Financing Activities. Net cash flows used in financing activities totaled $523.5 million for the six months ended June 30, 2019 compared to net cash flows provided by financing activities of $771.8 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the primary uses of financing cash flows were net repayments of credit facility borrowings and debt while the primary source of financing cash flows was net proceeds from borrowings under the Term Loan Facility. For the six months ended June 30, 2018, the primary source of financing cash flows was net proceeds from a senior notes offering by EQM Midstream Partners, LP (EQM) while the primary uses of financing cash flows were a net decrease in EQT, EQM and Rice Midstream Partners LP credit facility borrowings, distributions to noncontrolling interests, EQM's acquisition of the remaining 25% ownership interest in Strike Force Midstream LLC, repurchase and retirement of common stock and cash paid for taxes on share-based incentive awards.

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

Security Ratings and Financing Triggers

The table below reflects the credit ratings and ratings outlook assigned to debt instruments of the Company as of July 25, 2019. Changes in credit ratings may affect the Company’s cost of short-term debt through interest rates and fees under its lines of credit. Changes in credit ratings or ratings outlook may also affect collateral requirements under the Company’s derivative instruments and midstream services contracts, rates available on new long-term debt, and access to the credit markets.

Rating Service	Credit Rating	Outlook
Moody’s	Baa3	Negative
S&P	BBB-	Stable
Fitch Ratings Service (Fitch)	BBB-	Stable

The Company’s credit ratings and ratings outlook are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the Company’s rating, particularly below investment grade, or institutes a "negative" rating outlook, the Company’s access to the capital markets may be limited, borrowing costs and

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

margin deposits on the Company’s derivative instruments may increase, the Company's counterparties under midstream services contracts may request additional assurances, including collateral, and the Company’s potential pool of investors and funding sources may decrease. The required margin on the Company’s derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. As of July 25, 2019, the Company had sufficient unused borrowing capacity under its credit facility to satisfy any requests for margin or other collateral that a counterparty would be permitted to request of the Company under its derivative contracts and midstream services contracts in the event that the Company’s credit rating were to fall one rating category. See Note 4 to the Condensed Consolidated Financial Statements for further discussion on what is deemed investment grade and a discussion of other factors affecting margin deposit requirements.

The Company’s debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company’s credit facility and the Term Loan Agreement each contain financial covenants that require the Company to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of June 30, 2019, the Company was in compliance with all debt provisions and covenants.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of the borrowings under the Company's credit facility and Term Loan Facility.

Commodity Risk Management

The substantial majority of the Company’s commodity risk management program is related to hedging sales of the Company’s produced natural gas. The Company’s overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The derivative commodity instruments currently utilized by the Company are primarily swaps, calls and puts. As of July 22, 2019, the approximate volumes and prices of the Company’s NYMEX hedge positions through 2023 are:

	2019 (a)	2020	2021	2022	2023
Swaps
Volume (MMDth)	441	580	314	138	70
Average Price($/Dth)	$2.85	$2.81	$2.78	$2.75	$2.73
Calls - Net Short
Volume (MMDth)	197	248	58	22	7
Average Short Strike Price ($/Dth)	$3.02	$3.07	$3.14	$3.20	$3.18
Puts - Net Long
Volume (MMDth)	4	10	10	—	—
Average Long Strike Price ($/Dth)	$2.60	$2.25	$2.71	$—	$—
Fixed Price Sales (b)
Volume (MMDth)	47	14	4	—	—
Average Price ($/Dth)	$2.82	$2.79	$2.72	$—	$—

(a)	July 1 through December 31.

(b)
The difference between the fixed price and NYMEX is included in average differential on the Company’s price reconciliation under "Consolidated Results of Operations." The fixed price natural gas sales agreements can be physically or financially settled.

For 2019 (July - December), 2020, 2021, 2022 and 2023, the Company has natural gas sales agreements for approximately 17 MMDth, 13 MMDth, 18 MMDth, 18 MMDth and 18 MMDth, respectively, that include average NYMEX ceiling prices of $3.37, $3.68, $3.17, $3.17 and $3.17, respectively. Currently, the Company has also entered into derivative instruments to hedge basis and a limited number of contracts to hedge its NGLs exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

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

Dividend

On July 10, 2019, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.03 per share, payable September 1, 2019, to the Company’s shareholders of record at the close of business on August 9, 2019.

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

A hypothetical decrease of 10% in the market price of natural gas from the June 30, 2019 and December 31, 2018 levels would have increased the fair value of these natural gas derivative instruments by approximately $382.5 million and $432.5 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the June 30, 2019 and December 31, 2018 levels would have decreased the fair value of these natural gas derivative instruments by approximately $396.1 million and $443.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note 5 to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at June 30, 2019 and December 31, 2018. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company’s Condensed Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its credit facility, Term Loan Facility and floating rate notes. All of the Company’s Senior Notes, other than the Company's floating rate notes, are fixed rate and thus do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company’s fixed rate debt. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of the Company’s credit facility and Term Loan Facility borrowings and Note 5 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

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

Approximately 72%, or $584.2 million, of the Company’s OTC derivative contracts outstanding at June 30, 2019 had a positive fair value. Approximately 64%, or $369.5 million, of the Company’s OTC derivative contracts outstanding at December 31, 2018 had a positive fair value.

As of June 30, 2019, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company’s established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

No one lender of the large group of financial institutions in the syndicate for the Company's credit facility and the Term Loan Facility holds more than 10% and 15%, respectively.  The large syndicate group and relatively low percentage of participation by each lender are expected to limit the Company’s exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Proceedings

Well Monitoring under Consent Order, Washington County, Pennsylvania.  On November 17, 2016, Rice Drilling B, LLC (Rice Drilling B), which the Company acquired in connection with the acquisition of Rice Energy Inc. in November 2017, entered into a Consent Order and Agreement (the Agreement) with the Pennsylvania Department of Environmental Protection (PADEP) to address, among other things, Rice Drilling B’s failure to set the required length of coal protective casing in a well. Under the terms of the Agreement, Rice Drilling B agreed to conduct monthly tests on the well casing and report the test results on a quarterly basis to the PADEP for a 2-year period. The Agreement included negotiated stipulated penalties that automatically applied if Rice Drilling B failed to comply with the Agreement. Rice Drilling B failed to comply with the Agreement requirements but did not pay the stipulated penalties to the PADEP as set forth under the Agreement. Upon the Company’s acquisition of Rice Drilling B, Rice Drilling B began conducting the monthly casing tests required under the Agreement, but neglected to provide the PADEP with the results of the tests in its quarterly reports to the PADEP. On May 14, 2019, the PADEP sent a letter to the Company requesting payment of the stipulated penalties for the time period that Rice Drilling B failed to comply with the Agreement. The Company met with the PADEP to discuss the Agreement and the PADEP agreed that stipulated penalties would only be due beginning from the date the Company acquired Rice Drilling B. In June 2019, the Company paid the stipulated penalties to the PADEP in the amount of $144,300 and the matter is now closed. The payment did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

Well Control Event at Habanaro Well, Washington County, Pennsylvania. On October 12, 2018, the Company received a Notice of Violation (NOV) from the PADEP relating to a well control event that occurred on September 26, 2018, at the Company’s Habanaro well pad in Washington County, Pennsylvania. The NOV alleged multiple violations of the Oil and Gas Act and the Clean Streams Law pertaining to the well control event. The Company took immediate actions to bring the well into control and cooperated fully with the PADEP in its investigation of the event. In June 2019, the PADEP offered to settle the Company’s civil penalty liability related to the incident. The Company and the PADEP are currently negotiating a civil penalty settlement for this matter. While the Company anticipates that any settlement with the PADEP for this matter will result in a payment that exceeds $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Other Legal Proceedings

Kay Company, LLC, et al. v. EQT Production Company, et al., United States District Court for the Northern District of West Virginia. On January 16, 2013, several royalty owners who had entered into leases with EQT Production Company, a subsidiary of the Company, filed a gas royalty class action lawsuit in the Circuit Court of Doddridge County, West Virginia. The suit alleged that EQT Production Company and a number of related companies, including the Company, EQT Energy, LLC, EQT Investments Holdings, LLC, EQM Midstream Partners, LP (the Company’s former midstream affiliate) and Equitrans Gathering Holdings, LLC (formerly known as EQT Gathering Holdings, LLC, and a former subsidiary of the Company), failed to pay royalties on the fair value of the gas produced from the leases and took improper post-production deductions from the royalties paid. The plaintiffs sought more than $100 million (according to expert reports) in compensatory damages, punitive damages, and other relief. On May 31, 2013, the defendants removed the lawsuit to federal court. On September 6, 2017, the district court granted the plaintiffs’ motion to certify the class and granted the plaintiffs’ motion for summary judgment, finding that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another. The defendants sought immediate appeal of the class certification. On November 30, 2017, the Court of Appeals declined the request for an immediate review. On February 13, 2019, the Company announced that it and the other defendants reached a tentative settlement agreement with the class representatives. Pursuant to the terms of the proposed settlement agreement, the Company agreed to pay $53.5 million into a settlement fund established to disburse payments to class participants (the Qualified Settlement Fund), and stop taking future post production deductions on leases that are determined by the Court to not permit deductions. The Company and the class representatives also agreed that future royalty payments will be based on a clearly defined index pricing methodology. The tentative settlement agreement was subject to Court approval and achieving a threshold minimum percentage of participation by the class members. The Court preliminarily approved the settlement on February 13, 2019. Each class member had until May 17, 2019 to elect to opt-out of the settlement. Less than 1% of the class members elected to opt-out of the settlement. The final approval hearing was held on June 24, 2019 and the Court orally granted final approval of the settlement. All money owed by the Company under the settlement agreement was paid by the Company into the Qualified Settlement Fund on July 8, 2019. A final Order approving the settlement was issued on July 22, 2019, and all royalty claims (other than those that elected to opt-out of the settlement or that are excluded as part of the settlement agreement) for the class period, which spans from 2009 through 2017, have been resolved.

Mary Farr Secrist, et al. v. EQT Production Company, et al., Circuit Court of Doddridge County, West Virginia. On May 2, 2014, royalty owners whose predecessors had entered into a 960-acre lease (the Stout Lease) and several additional leases comprising 6,356-acres (the Cities Services Lease) with EQT Production Company’s predecessor, each covering acreage in Doddridge County, West Virginia, filed a complaint in the Circuit Court of Doddridge County, West Virginia. The complaint alleged that EQT Production Company and a number of related companies, including the Company, EQT Gathering, LLC, EQT Energy, LLC, and EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC, the general partner of the Company’s former midstream affiliate), underpaid on royalties for gas produced under the leases and took improper post-production deductions from the royalties paid. With respect to the Stout Lease, the plaintiffs also asserted that the Company committed a trespass by drilling on the leased property, claiming that the Company had no right under the lease to drill in the Marcellus shale formation. The plaintiffs sought more than $100 million in compensatory damages for the trespass claim under the Stout Lease, and approximately $20 million for insufficient royalties under both the Stout Lease and the Cities Services Lease, in addition to punitive damages and other relief. On June 27, 2018, the Court held that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another and that royalties paid under the leases should have been based on the price of gas produced under the leases when sold to unaffiliated third parties, and not on the price when the gas was sold from EQT Production Company to EQT Energy, LLC. Further, on January 14, 2019, the Court entered an Order granting the plaintiffs’ motion for summary judgment and declaring that the Company did not have the right to drill in the Marcellus shale formation under the Stout Lease. The Court also ruled that seven of the Company’s wells that have been producing gas under the Stout Lease are trespassing, and that a jury will determine whether the trespass was willful or innocent. On February 27, 2019, the Company filed a motion seeking permission to immediately appeal the trespass Order to the West Virginia Supreme Court; however, the motion was denied on March 25, 2019, and the Court continued the trial to September 2019. On May 28, 2019, the Court entered an Order excluding certain of the Company’s costs that could have otherwise offset any damages for innocent trespass under the Stout Lease. Trial is scheduled for September 3, 2019.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than those listed in this section.

We are under the leadership of a substantially reconstituted Board of Directors and a new Chief Executive Officer who plan to implement a variety of operational, organizational, cultural and other changes to our business, and we may not be able to achieve some or all of the anticipated benefits of this transformation plan.

Our Board of Directors was substantially reconstituted at our annual meeting of shareholders on July 10, 2019 and, following that meeting, Toby Z. Rice was appointed as President and Chief Executive Officer. Prior to our annual meeting, the proponents of our reconstituted Board of Directors disclosed a detailed transformation plan designed to effect operational, organizational, cultural and other changes to our business in order to lower operating costs and increase free cash flow generation through improved efficiency, well performance and the use of technology. As a result of these events, during the third quarter of 2019, we expect to record severance payments and other compensation expense associated with the departure of certain of our officers and other employees, and we may incur other similar types of expenses and charges during the third quarter and thereafter related to other employee departures or otherwise associated with implementation of the transformation plan. In addition, while we believe that the successful implementation of the transformation plan will improve our operational and financial performance, there can be no assurance that we will be able to successfully implement the transformation plan or otherwise realize the anticipated benefits of the transformation plan and we may encounter short-term disruptions of certain aspects of our business as elements of the transformation plan are implemented.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2019:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
April 1 – April 30, 2019	—	—	—	—
May 1 – May 31, 2019	9,165	$20.38	—	—
June 1 – June 30, 2019	—	—	—	—
Total	9,165	$20.38	—	—

(a)	Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 5.  Other Information

Departure of Directors and Certain Officers; Election of Directors and Appointment of Certain Officers; 2019 Annual Meeting of Shareholders

On July 10, 2019, at the Company's 2019 annual meeting of shareholders (the Annual Meeting), shareholders of the Company elected 12 individuals to the Company’s Board of Directors (the Board).  In total, there were 18 director nominees - seven of whom were nominated by Toby Z. Rice and other participants named in the definitive proxy statement filed on May 20, 2019 (the Rice Group), including Daniel J. Rice IV, who was nominated by both the Board and the Rice Group; and five of whom were nominated by the Board and recommended by the Rice Group. At the Annual Meeting, the Company’s shareholders elected all 12 candidates recommended by the Rice Group to the Board to serve for one-year terms expiring at the Company’s 2020 annual meeting of shareholders. Following election and appointment, the Board terminated the employment of Robert J. McNally as President and Chief Executive Officer and Jonathan M. Lushko as General Counsel and Senior Vice President, Government Affairs, and appointed Toby Z. Rice as President and Chief Executive Officer and William E. Jordan as Executive Vice President and General Counsel, in each case effective as of July 10, 2019.

Former Employee Litigation

In February 2019, the Company filed a claim (EQT Corporation v. Lo) alleging theft and misappropriation of trade secrets and other confidential and proprietary information against a former EQT employee.  In June 2019, the Company issued subpoenas for document production against Toby Z. Rice and certain of his affiliates as witnesses related to such matter. Outside counsel for Mr. Rice objected to the subpoenas. At its regular meeting on July 10, 2019, the Board appointed a special committee of independent directors with no prior affiliation to the Company or Rice Energy Inc. to oversee the matter on behalf of the Company.  William E. Jordan, newly appointed Executive Vice President and General Counsel of the Company, recused himself from any involvement in the matter due to his prior affiliation with Mr. Rice and members of the Rice Group.  It is expected that the special committee will engage independent counsel to assess the merits of the case and advise on the proper path forward for the Company.

Item 6.  Exhibits

Exhibit No.	Document Description	Method of Filing
10.01	Term Loan Agreement, dated as of May 31, 2019, by and among EQT Corporation, PNC Bank, National Association, as administrative agent, and the lenders party thereto	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 31, 2019
10.02	EQT Corporation 2019 Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 99.1 to Form S-8 (#001-3551) filed on July 15, 2019
10.03	Agreement and Release, dated as of July 17, 2019, by and between EQT Corporation and Jonathan M. Lushko	Filed herewith as Exhibit 10.03
10.04	Agreement and Release, dated as of May 7, 2019, by and between EQT Corporation and Erin R. Centofanti	Filed herewith as Exhibit 10.04
10.05	Agreement and Release, dated as of July 19, 2019, by and between EQT Corporation and Robert J. McNally	Filed herewith as Exhibit 10.05
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jimmi Sue Smith
Jimmi Sue Smith
Senior Vice President and Chief Financial Officer
 Date:  July 25, 2019