Form 10-Q
period 2019-09-30
EQT Corp
filed 2019-10-31
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EQT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2019, 255,643,475 shares of common stock, no par value, of the registrant were outstanding.

EQT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, oil and natural gas liquids	$769,627	$1,046,989	$2,941,767	$3,264,728
Gain (loss) on derivatives not designated as hedges	180,313	(3,075)	455,952	5,620
Net marketing services and other	1,636	6,132	7,282	42,382
Total operating revenues	951,576	1,050,046	3,405,001	3,312,730
Operating expenses:
Transportation and processing	437,942	420,747	1,314,172	1,265,473
Production	37,821	42,734	117,545	149,231
Exploration	3,492	3,596	6,356	6,474
Selling, general and administrative	79,376	51,816	214,562	154,590
Depreciation and depletion	390,993	388,016	1,154,519	1,152,418
Impairment/loss on sale/exchange of long-lived assets	13,935	259,279	13,935	2,706,438
Impairment of intangible assets	15,411	—	15,411	—
Lease impairments and expirations	49,601	12,176	127,719	35,584
Amortization of intangible assets	7,755	10,341	28,439	31,025
Proxy, transaction and reorganization	76,779	8,792	102,386	23,930
Total operating expenses	1,113,105	1,197,497	3,095,044	5,525,163
Operating (loss) income	(161,529)	(147,451)	309,957	(2,212,433)
Unrealized loss on investment in Equitrans Midstream Corporation	(261,093)	—	(276,779)	—
Dividend and other income	22,960	4,323	67,592	4,063
Interest expense	47,709	56,180	154,785	171,211
Loss from continuing operations before income taxes	(447,371)	(199,308)	(54,015)	(2,379,581)
Income tax benefit	(86,343)	(71,961)	(9,244)	(596,723)
Loss from continuing operations	(361,028)	(127,347)	(44,771)	(1,782,858)
Income from discontinued operations, net of tax	—	190,795	—	537,673
Net (loss) income	(361,028)	63,448	(44,771)	(1,245,185)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	103,141	—	362,696
Net loss attributable to EQT Corporation	$(361,028)	$(39,693)	$(44,771)	$(1,607,881)

Amounts attributable to EQT Corporation:
Loss from continuing operations	$(361,028)	$(127,347)	$(44,771)	$(1,782,858)
Income from discontinued operations, net of tax	—	87,654	—	174,977
Net loss attributable to EQT Corporation	$(361,028)	$(39,693)	$(44,771)	$(1,607,881)

Earnings per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	255,235	259,560	255,069	262,816
Loss from continuing operations	$(1.41)	$(0.49)	$(0.18)	$(6.79)
Income from discontinued operations	—	0.34	—	0.67
Net loss	$(1.41)	$(0.15)	$(0.18)	$(6.12)
Diluted:
Weighted average common stock outstanding	255,235	259,560	255,069	262,816
Loss from continuing operations	$(1.41)	$(0.49)	$(0.18)	$(6.79)
Income from discontinued operations	—	0.34	—	0.67
Net loss	$(1.41)	$(0.15)	$(0.18)	$(6.12)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Net (loss) income	$(361,028)	$63,448	$(44,771)	$(1,245,185)

Other comprehensive (loss) income, net of tax:
Net change in cash flow hedges:
Natural gas (a)	—	(430)	—	(1,183)
Interest rate (b)	43	52	127	132
Other post-retirement benefits liability adjustment (c)	77	86	229	258
Change in accounting principle (d)	—	—	(496)	—
Other comprehensive income (loss)	120	(292)	(140)	(793)
Comprehensive (loss) income	(360,908)	63,156	(44,911)	(1,245,978)
Less: Comprehensive income from discontinued operations attributable to noncontrolling interests	—	103,141	—	362,696
Comprehensive loss attributable to EQT Corporation	$(360,908)	$(39,985)	$(44,911)	$(1,608,674)

(a)	Net of tax benefit of $150 and $413 for the three and nine months ended September 30, 2018, respectively.

(b)	Net of tax expense of $10 for both the three months ended September 30, 2019 and 2018 and $30 and $54 for the nine months ended September 30, 2019 and 2018, respectively.

(c)	Net of tax expense of $26 and $29 for the three months ended September 30, 2019 and 2018, respectively, and $78 and $89 for the nine months ended September 30, 2019 and 2018, respectively.

(d)	Related to adoption of Accounting Standards Update (ASU) 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net loss	$(44,771)	$(1,245,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(10,407)	(502,853)
Depreciation and depletion	1,154,519	1,290,876
Amortization of intangible assets	28,439	62,185
Asset and lease impairments	157,065	2,742,022
Unrealized loss on investment in Equitrans Midstream Corporation	276,779	—
Share-based compensation expense	29,453	23,137
Amortization, accretion and other	19,385	(33,492)
Gain on derivatives not designated as hedges	(455,952)	(5,620)
Net cash settlements received (paid) on derivatives not designated as hedges	152,149	(27,401)
Net premiums received on derivative instruments	22,512	—
Changes in other assets and liabilities:
Accounts receivable	508,306	(7,713)
Accounts payable	(286,453)	205,360
Other items, net	82,830	(55,926)
Net cash provided by operating activities	1,633,854	2,445,390
Cash flows from investing activities:
Capital expenditures	(1,257,333)	(2,225,671)
Capital expenditures for discontinued operations (a)	—	(624,359)
Proceeds from sale of assets	—	583,895
Capital contributions to Mountain Valley Pipeline, LLC (a)	—	(446,049)
Other investing activities	1,123	(7,276)
Net cash used in investing activities	(1,256,210)	(2,719,460)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	2,261,250	3,695,500
Repayment of borrowings on credit facility	(2,900,250)	(4,540,500)
Proceeds from borrowings on term loan facility	1,000,000	—
Debt issuance costs for term loan facility	(913)	—
Repayments and retirements of debt	(703,471)	(7,999)
Dividends paid	(22,985)	(23,736)
Proceeds from awards under employee compensation plans	—	1,946
Cash paid for taxes related to net settlement of share-based incentive awards	(7,220)	(21,910)
Repurchase and retirement of common stock	—	(538,876)
Repurchase of common stock	—	(27)
Distributions to noncontrolling interests (a)	—	(279,539)
Increase in borrowings on credit facilities of discontinued operations (a)	—	2,524,000
Repayment of borrowings on credit facilities of discontinued operations (a)	—	(2,968,000)
Proceeds from issuance of EQM Midstream Partners, LP debt (a)	—	2,500,000
Debt discount and issuance costs for EQM Midstream Partners, LP debt (a)	—	(34,249)
Acquisition of 25% ownership interest in Strike Force Midstream LLC (a)	—	(175,000)
Net cash (used in) provided by financing activities	(373,589)	131,610
Net change in cash, cash equivalents and restricted cash	4,055	(142,460)
Cash, cash equivalents and restricted cash at beginning of period	3,487	147,315
Cash and cash equivalents at end of period	$7,542	$4,855
Cash paid (received) during the period for:
Interest, net of amount capitalized	$125,817	$163,688
Income taxes, net	$(1,480)	$193
Non-cash activity during the period for:
Increase in right-of-use lease assets and lease liabilities	$112,141	$—
Increase in asset retirement costs and obligations	$3,610	$6,109

(a)	Related to discontinued operations. See Note 2.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,542	$3,487
Accounts receivable (less provision for doubtful accounts of $6,179 and $8,648 at September 30, 2019 and December 31, 2018, respectively)	552,260	1,241,843
Derivative instruments, at fair value	771,634	481,654
Tax receivable	127,789	131,573
Prepaid expenses and other	35,995	111,107
Total current assets	1,495,220	1,969,664

Property, plant and equipment	23,460,786	22,148,012
Less: accumulated depreciation and depletion	5,890,792	4,755,505
Net property, plant and equipment	17,569,994	17,392,507

Intangible assets, net	33,483	77,333
Investment in Equitrans Midstream Corporation	736,223	1,013,002
Other assets	325,529	268,838
Total assets	$20,160,449	$20,721,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$4,916	$704,390
Accounts payable	755,102	1,059,873
Derivative instruments, at fair value	339,995	336,051
Other current liabilities	349,697	254,687
Total current liabilities	1,449,710	2,355,001

Credit facility borrowings	161,000	800,000
Term loan borrowings	999,239	—
Senior Notes	3,887,907	3,882,932
Note payable to EQM Midstream Partners, LP	106,333	110,059
Deferred income taxes	1,809,650	1,823,381
Other liabilities	848,985	791,742
Total liabilities	9,262,824	9,763,115

Shareholders' equity:
Common stock, no par value, authorized 320,000 shares, issued 257,003 and 257,225 shares at September 30, 2019 and December 31, 2018, respectively	7,818,683	7,828,554
Treasury stock, shares at cost of 1,833 and 2,753 at September 30, 2019 and December 31, 2018, respectively	(32,527)	(49,194)
Retained earnings	3,117,015	3,184,275
Accumulated other comprehensive loss	(5,546)	(5,406)
Total equity	10,897,625	10,958,229
Total liabilities and equity	$20,160,449	$20,721,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share or unit amounts)
Balance at July 1, 2018	264,331	$9,316,209	$(50,769)	$2,416,802	$(2,959)	$5,023,336	$16,702,619
Comprehensive income (net of tax):
Net (loss) income				(39,693)		103,141	63,448
Net change in cash flow hedges:
Natural gas (a)					(430)		(430)
Interest rate (b)					52		52
Other post-retirement benefits liability adjustment (c)					86		86
Dividends (d)				(7,838)			(7,838)
Share-based compensation plans	41	6,996	755			462	8,213
Distributions to noncontrolling interests (e)						(98,794)	(98,794)
Repurchase and retirement of common stock	(9,946)	(500,199)					(500,199)
Changes in ownership of consolidated subsidiaries		(138,837)				189,072	50,235
Balance at September 30, 2018	254,426	$8,684,169	$(50,014)	$2,369,271	$(3,251)	$5,217,217	$16,217,392

Balance at July 1, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$—	$11,248,475
Comprehensive income (net of tax):
Net loss				(361,028)			(361,028)
Net change in interest rate cash flow hedges (b)					43		43
Other post-retirement benefit liability adjustment (c)					77		77
Dividends (d)				(7,668)			(7,668)
Share-based compensation plans	374	10,943	6,783				17,726
Balance at September 30, 2019	255,170	$7,818,683	$(32,527)	$3,117,015	$(5,546)	$—	$10,897,625

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)	Net of tax benefit of $150.

(b)	Net of tax expense of $10 for both the three months ended September 30, 2018 and 2019.

(c)	Net of tax expense of $29 and $26 for the three months ended September 30, 2018 and 2019, respectively.

(d)	Dividends were $0.03 per share for both the three months ended September 30, 2018 and 2019.

(e)	Distributions to noncontrolling interests from EQM Midstream Partners, LP (EQM) and EQGP Holdings, LP (EQGP) were $1.09 and $0.306 per common unit, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Statements of Condensed Consolidated Equity (Unaudited)

	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share or unit amounts)
Balance at January 1, 2018	264,320	$9,388,903	$(63,602)	$3,996,775	$(2,458)	$5,094,995	$18,414,613
Comprehensive income (net of tax):
Net (loss) income				(1,607,881)		362,696	(1,245,185)
Net change in cash flow hedges:
Natural gas (a)					(1,183)		(1,183)
Interest rate (b)					132		132
Other post-retirement benefits liability adjustment (c)					258		258
Dividends (d)				(23,736)			(23,736)
Share-based compensation plans	752	(9,116)	13,588			953	5,425
Distributions to noncontrolling interests (e)						(279,539)	(279,539)
Change in accounting principle				4,113			4,113
Repurchase and retirement of common stock	(10,646)	(538,876)					(538,876)
Acquisition of 25% ownership interest in Strike Force Midstream LLC		1,818				(176,818)	(175,000)
Changes in ownership of consolidated subsidiaries		(158,560)				214,930	56,370
Balance at September 30, 2018	254,426	$8,684,169	$(50,014)	$2,369,271	$(3,251)	$5,217,217	$16,217,392

Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$—	$10,958,229
Comprehensive income (net of tax):
Net loss				(44,771)			(44,771)
Net change in interest rate cash flow hedges (b)					127		127
Other post-retirement benefit liability adjustment (c)					229		229
Dividends (d)				(22,985)			(22,985)
Share-based compensation plans	920	4,599	16,667				21,266
Change in accounting principle (f)				496	(496)		—
Other	(222)	(14,470)					(14,470)
Balance at September 30, 2019	255,170	$7,818,683	$(32,527)	$3,117,015	$(5,546)	$—	$10,897,625

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)	Net of tax benefit of $413.

(b)	Net of tax expense of $54 and $30 for the nine months ended September 30, 2018 and 2019, respectively.

(c)	Net of tax expense of $89 and $78 for the nine months ended September 30, 2018 and 2019, respectively.

(d)	Dividends were $0.09 per share for both the nine months ended September 30, 2018 and 2019.

(e)	Distributions to noncontrolling interests were $3.18, $0.808 and $0.5966 per common unit from EQM, EQGP and Rice Midstream Partners LP (RMP), respectively.

(f)	Related to adoption of ASU 2018-02. See Note 1 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.                        Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2019 and December 31, 2018, the results of its operations and equity for the three and nine month periods ended September 30, 2019 and 2018 and its cash flows for the nine month periods ended September 30, 2019 and 2018. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "we," "us," "our," "EQT," "EQT Corporation" and the "Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. Additionally, the Condensed Consolidated Financial Statements have been recast to reflect the presentation of discontinued operations as a result of the Separation and Distribution defined and described in Note 2.

For further information, refer to the consolidated financial statements and related footnotes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. The standard requires entities to record assets and liabilities that arise from operating leases. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provided an optional transition method of adoption that permitted entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provided transition practical expedients. The standard requires disclosure of the nature, maturity and value of an entity's lease liabilities and elections made by the entity. In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements, which, among other things, clarified interim disclosure requirements in the year of ASU 2016-02 adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold and requires entities to reflect their current estimate of all expected credit losses. The amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from its scope that have a contractual right to receive cash. This ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company does not expect that the adoption of this standard will have a material impact on its financial statements and related disclosures and plans to adopt this ASU in the first quarter of 2020.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act) from accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The reclassification permitted under this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company adopted this ASU on January 1, 2019, resulting in a $0.5 million decrease to other comprehensive income and increase to retained earnings.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its financial statements and related disclosures and plans to adopt this ASU in the first quarter of 2020.

2.                        Discontinued Operations

On November 12, 2018, the Company completed the separation of its midstream business, which was composed of the separately operated natural gas gathering, transmission and storage and water services businesses of the Company, from its upstream business, which is composed of the natural gas, oil and natural gas liquids (NGLs) development, production and sales and commercial operations of the Company (the Separation). The Separation was effected by the transfer of the midstream business from the Company to Equitrans Midstream Corporation (Equitrans Midstream) and the distribution of 80.1% of the outstanding shares of Equitrans Midstream's common stock to the Company's shareholders (the Distribution).

The Company retained 19.9% of the outstanding shares of Equitrans Midstream's common stock. The Company does not have the ability to exercise significant influence and does not have a controlling financial interest in Equitrans Midstream or any of its subsidiaries; therefore, this investment is accounted for as an investment in equity securities. As of September 30, 2019 and December 31, 2018, the fair value was based on the closing stock price of Equitrans Midstream's common stock multiplied by the number of shares of Equitrans Midstream's common stock owned by the Company. The changes in fair value were recorded in the Statements of Condensed Consolidated Operations.

Equitrans Midstream included the Company's former EQM Gathering, EQM Transmission and EQM Water segments. For all periods prior to the Separation and Distribution, the results of operations of Equitrans Midstream are reflected as discontinued operations. The Statements of Condensed Consolidated Operations have been recast to reflect this presentation and present certain transportation and processing expenses in continuing operations that were previously eliminated in consolidation. The cash flows related to Equitrans Midstream have not been segregated and are included within the Statements of Condensed Consolidated Cash Flows for all periods prior to the Separation and Distribution.

The results of operations of Equitrans Midstream, as presented as discontinued operations in the Statements of Condensed Consolidated Operations, are summarized below. The Company allocated the transaction costs associated with the Separation and Distribution and a portion of the costs associated with the acquisition of Rice Energy Inc. to discontinued operations.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Thousands)
Operating revenues	$108,824	$334,394
Transportation and processing	(234,340)	(688,876)
Operation and maintenance	29,909	82,458
Selling, general and administrative	13,584	41,238
Depreciation	47,295	138,458
Transaction costs	22,714	69,246
Amortization of intangible assets	10,387	31,160
Other income	17,432	39,029
Interest expense	36,862	68,848
Income from discontinued operations before income taxes	199,845	630,891
Income tax expense	9,050	93,218
Income from discontinued operations after income taxes	190,795	537,673
Less: Net income from discontinued operations attributable to noncontrolling interests	103,141	362,696
Net income from discontinued operations	$87,654	$174,977

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents cash flows from discontinued operating activities related to Equitrans Midstream that are included and not separately stated in the Statements of Condensed Consolidated Cash Flows. Cash flows from investing and financing activities are separately stated in the Statements of Condensed Consolidated Cash Flows.

Nine Months Ended September 30, 2018
(Thousands)
Operating activities:
Deferred income tax benefit	$(124,331)
Depreciation	138,458
Amortization of intangibles	31,160
Other income	(39,029)
Share-based compensation expense	1,293

3.        Revenue from Contracts with Customers

Under the Company's natural gas, oil and NGLs sales contracts, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the commodity is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company's efforts to satisfy the performance obligations. Other contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to New York Mercantile Exchange (NYMEX) or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

Based on management's judgment, the performance obligations for the sale of natural gas, oil and NGLs are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas, oil or NGLs are delivered to the designated sales point.

The sales of natural gas, oil and NGLs presented on the Statements of Condensed Consolidated Operations represent the Company's share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, oil and NGLs on behalf of royalty owners or working interest owners, the Company is acting as an agent and, thus, reports the revenue on a net basis.

Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $301.5 million and $783.0 million as accounts receivable within the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. Accounts receivable also includes amounts due from joint interest partners as well as amounts due for settled derivative instruments.

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides disaggregated information regarding the Company's revenues. Certain contracts that provide for the release of capacity that is not used to transport the Company's produced volumes are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. The cost of, and recoveries on, that capacity are reported within net marketing services and other. Derivative contracts are also outside the scope of Revenue from Contracts with Customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$726,076	$931,976	$2,763,792	$2,877,660
NGLs sales	34,880	106,621	151,004	357,746
Oil sales	8,671	8,392	26,971	29,322
Net marketing services and other	—	2,605	—	14,273
Total revenues from contracts with customers	769,627	1,049,594	2,941,767	3,279,001

Other sources of revenue:
Net marketing services and other	1,636	3,527	7,282	28,109
Gain (loss) on derivatives not designated as hedges	180,313	(3,075)	455,952	5,620
Total operating revenues	$951,576	$1,050,046	$3,405,001	$3,312,730

The following table includes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of September 30, 2019. The table excludes all contracts that qualified for the exception to the relative standalone selling price method.

	2019 (a)	2020	2021	Total
	(Thousands)
Natural gas sales	$22,001	$56,269	$14,731	$93,001

(a)	October 1 through December 31.

4.                        Derivative Instruments

The Company's primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the operating results of the Company. The Company uses derivative commodity instruments to hedge its cash flows from sales of the Company's produced natural gas and NGLs. The Company's overall objective in its hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The derivative commodity instruments currently used by the Company are primarily swap agreements, collar agreements and option agreements that may require payments to or receipt of payments from counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements in implementing its commodity hedging strategy. The Company's over the counter (OTC) derivative commodity instruments are typically entered into with financial institutions and the creditworthiness of all counterparties is regularly monitored.

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized within operating revenues in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

Contracts that result in physical delivery of a commodity expected to be sold by the Company in the normal course of business are generally designated as normal sales and are exempt from derivative accounting. If contracts that result in the physical receipt or delivery of a commodity are not designated or do not meet all the criteria to qualify for the normal purchase and normal sale scope exception, the contracts are subject to derivative accounting.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company's OTC derivative instruments generally require settlement in cash. The Company also enters into exchange traded derivative commodity instruments that are generally settled with offsetting positions. Settlements of derivative commodity instruments are reported as a component of cash flows from operations in the accompanying Statements of Condensed Consolidated Cash Flows.

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 1,922 Bcf of natural gas and 276 Mbbls of NGLs as of September 30, 2019, and 3,128 Bcf of natural gas and 1,505 Mbbls of NGLs as of December 31, 2018. The open positions at both September 30, 2019 and December 31, 2018 had maturities extending through December 2024.

When the net fair value of any of the Company's swap agreements represents a liability to the Company that is in excess of the agreed-upon threshold between the Company and the counterparty, the counterparty requires the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the threshold amount. The Company records these deposits as a current asset. When the net fair value of any of the Company's swap agreements represents an asset to the Company that is in excess of the agreed-upon threshold between the Company and the counterparty, the Company requires the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the threshold amount. The Company records a current liability for such amounts received. The Company had no such deposits in its Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

When the Company enters into exchange-traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company must make such deposits based on an established initial margin requirement as well as the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records a current liability for any such amounts received. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the related contract. The margin requirements are subject to change at the exchanges' discretion. The Company recorded current assets of $23.4 million and $40.3 million as of September 30, 2019 and December 31, 2018, respectively, for such deposits in its Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin deposits remitted to counterparties	Derivative instruments, net
	(Thousands)
As of September 30, 2019
Asset derivative instruments, at fair value	$771,634	$(288,898)	$—	$482,736
Liability derivative instruments, at fair value	$339,995	$(288,898)	$(23,372)	$27,725

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$(256,087)	$—	$225,567
Liability derivative instruments, at fair value	$336,051	$(256,087)	$(40,283)	$39,681

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit ratings by S&P Global Ratings (S&P) or Moody's Investors Service, Inc. (Moody's) are lowered below investment grade, additional collateral must be deposited with the counterparty if the derivative liability on those contracts exceeds certain thresholds. The additional collateral can be up to 100% of the derivative liability. As of September 30, 2019, the aggregate fair value of all OTC derivative instruments with credit risk-related contingent features that were in a net liability position was $76.7 million, for which the Company had no collateral posted on September 30, 2019. If the Company's credit rating by S&P or Moody's had been downgraded to a rating immediately below investment grade on September 30, 2019, the Company would not have been required to post any additional collateral under its OTC derivative instrument contracts with the respective counterparties. The required margin on the Company's derivative instruments is subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. Investment grade refers to the quality of the Company's

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

credit as assessed by one or more credit rating agencies. The Company's senior unsecured debt was rated BBB- by S&P and Baa3 by Moody's at September 30, 2019.  In order to be considered investment grade, the Company must be rated BBB- or higher by S&P and Baa3 or higher by Moody's. Anything below these ratings is considered non-investment grade. See also "Security Ratings and Financing Triggers" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company may engage in interest rate swaps to hedge exposure to fluctuations in interest rates but has not executed any interest rate swaps since 2011. Amounts related to historical interest rate swaps are recorded in other comprehensive income (OCI). See Note 9.

5.            Fair Value Measurements

The Company records its financial instruments, principally derivative instruments, at fair value in its Condensed Consolidated Balance Sheets. The Company estimates the fair value using quoted market prices, where available. If quoted market prices are not available, fair value is based on models that use market-based parameters as inputs, including forward curves, discount rates, volatilities and nonperformance risk. Nonperformance risk considers the effect of the Company's credit standing on the fair value of liabilities and the effect of the counterparty's credit standing on the fair value of assets. The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company's or counterparty's credit rating and the yield of a risk-free instrument.

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Assets and liabilities in Level 2 primarily include the Company's swap, collar and option agreements.

Exchange traded commodity swaps are included in Level 1. The fair value of the commodity swaps included in Level 2 is based on standard industry income approach models that use significant observable inputs, including but not limited to NYMEX natural gas forward curves, LIBOR-based discount rates, basis forward curves and natural gas liquids forward curves. The Company's collars and options are valued using standard industry income approach option models. The significant observable inputs used by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The table below reflects assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments, recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
As of September 30, 2019
Asset derivative instruments, at fair value	$771,634	$140,855	$630,779	$—
Liability derivative instruments, at fair value	$339,995	$107,490	$232,505	$—

As of December 31, 2018
Asset derivative instruments, at fair value	$481,654	$112,107	$369,547	$—
Liability derivative instruments, at fair value	$336,051	$126,582	$209,469	$—

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

The Company also has an immaterial investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies for which the Company recognized a cumulative effect of accounting change in the first quarter 2018. The investment is valued using the net asset value as a practical expedient as provided in the financial statements received from fund managers.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company estimates the fair value of its Senior Notes using its established fair value methodology.  As the Company's Senior Notes are not all actively traded, the fair value is a Level 2 fair value measurement. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company's Senior Notes was approximately $3.8 billion and $4.4 billion, respectively, and the carrying value of the Company's Senior Notes was approximately $3.9 billion and $4.6 billion, respectively, inclusive of the current portion of debt on the Condensed Consolidated Balance Sheets. The fair value of the Company's note payable to EQM is a Level 3 fair value measurement, which is estimated using an income approach model with a market-based discount rate. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company's note payable to EQM was approximately $131 million and $122 million, respectively, and the carrying value of the Company's note payable to EQM was approximately $111 million and $115 million, respectively, inclusive of the current portion of debt on the Condensed Consolidated Balance Sheets.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

For information on the fair values of assets related to the impairments of proved and unproved oil and gas properties and of other long-lived assets, see Note 12 and Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

6.                       Income Taxes

Historically, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Because small fluctuations in estimated ordinary income could result in significant changes in the estimated annual effective tax rate, the Company determined that the historic method does not provide a reliable estimate for the nine months ended September 30, 2019. As a result, the Company instead used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2019. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, the Company calculated the provision for income taxes by applying the annual effective tax rate for the full fiscal year to ordinary income or loss for the period.

The Company recorded income tax benefit at effective tax rates of 17.1% and 25.1% for the nine months ended September 30, 2019 and 2018, respectively. The Company's effective tax rate for the nine months ended September 30, 2019 was lower compared to the U.S. federal statutory rate of 21% due primarily to state valuation allowances that limit certain state tax benefits and executive compensation and transaction costs, which are not deductible for tax purposes, partly offset by state taxes recorded in 2019 and the release of the valuation allowance related to Alternative Minimum Tax (AMT) sequestration. The IRS announced in January 2019 that it was reversing its prior position that 6.2% of AMT refunds were subject to sequestration by the U.S. federal government. As a result, the Company reversed this related valuation allowance in the first quarter of 2019. The Company's effective tax rate for the nine months ended September 30, 2018 was higher than the U.S. federal statutory rate due primarily to higher state taxes recorded in 2018, partly offset by valuation allowances that limit state tax benefits.

7.                       Debt

The Company has a $2.5 billion credit facility that expires in July 2022. The Company had no letters of credit outstanding under the credit facility as of September 30, 2019 and December 31, 2018. During the three months ended September 30, 2019 and 2018, the maximum amounts of outstanding borrowings at any time under the credit facility were $0.3 billion and $0.7 billion, respectively, the average daily balances were approximately $0.1 billion and $0.3 billion, respectively, and interest was incurred at a weighted average annual interest rate of 3.6% for both periods. During the nine months ended September 30, 2019 and 2018, the maximum amounts of outstanding borrowings at any time under the credit facility were $1.1 billion and $1.6 billion, respectively, the average daily balances were approximately $0.3 billion and $0.9 billion, respectively, and interest was incurred at weighted average annual interest rates of 4.0% and 3.3%, respectively.

On May 31, 2019, the Company entered into a Term Loan Agreement (Term Loan Agreement) providing for a $1.0 billion unsecured term loan facility (Term Loan Facility) and borrowed $1.0 billion under the Term Loan Facility. The Company used the net proceeds to (i) repay the $700 million in aggregate principal amount of 8.125% Senior Notes, which matured on June 1, 2019, (ii) repay outstanding borrowings under the Company's $2.5 billion credit facility and (iii) pay accrued interest and fees and expenses related to the foregoing and the Term Loan Agreement. Remaining proceeds from the borrowing were used by the Company for general corporate purposes. The Term Loan Facility matures on May 31, 2021.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

At the Company's election, the $1.0 billion in borrowings under the Term Loan Facility bear interest at a eurodollar rate as defined in the Term Loan Agreement plus a margin determined on the basis of the Company's credit ratings, which is currently 1.00%. The Company may voluntarily prepay borrowings under the Term Loan Facility, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment. Borrowings under the Term Loan Facility that are repaid may not be reborrowed. As of September 30, 2019, the Company had $1.0 billion of outstanding borrowings under the Term Loan Facility and interest was incurred at a weighted average annual interest rate of 3.3%.

The Term Loan Agreement contains certain representations and warranties and various affirmative and negative covenants and events of default, including (i) a restriction on the ability of the Company or its subsidiaries to incur or permit liens on assets, subject to certain significant exceptions, (ii) the establishment of a maximum ratio of consolidated debt to total capital of the Company and its subsidiaries such that consolidated debt shall at no time exceed 65% of total capital, (iii) a limitation on certain changes to the Company's business and (iv) certain restrictions related to mergers or acquisitions.

8.                            Earnings Per Share

The Company reported a net loss for the three and nine months ended September 30, 2019 and 2018; therefore, all options and restricted stock were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because of their anti-dilutive effect on loss per share. Options to purchase common stock that were excluded from potentially dilutive securities because they were anti-dilutive were 2,554,729 for both the three and nine months ended September 30, 2019 and 1,201,900 and 1,257,991 for the three and nine months ended September 30, 2018, respectively.

9.         Changes in Accumulated Other Comprehensive (Loss) Income by Component

The following table explains the changes in accumulated OCI (loss) income by component.

	Natural gas cash flow hedges, net of tax		Interest rate cash flow hedges, net of tax		Other post-retirement benefit liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)
As of July 1, 2019	$—		$(303)		$(5,363)		$(5,666)
Losses reclassified from accumulated OCI, net of tax	—		43	(a)	77	(b)	120
As of September 30, 2019	$—		$(260)		$(5,286)		$(5,546)

As of July 1, 2018	$3,872		$(475)		$(6,356)		$(2,959)
(Gains) losses reclassified from accumulated OCI, net of tax	(430)	(a)	52	(a)	86	(b)	(292)
As of September 30, 2018	$3,442		$(423)		$(6,270)		$(3,251)

As of January 1, 2019	$—		$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	—		127	(a)	229	(b)	356
Change in accounting principle	—		—		(496)	(c)	(496)
As of September 30, 2019	$—		$(260)		$(5,286)		$(5,546)

As of January 1, 2018	$4,625		$(555)		$(6,528)		$(2,458)
(Gains) losses reclassified from accumulated OCI, net of tax	(1,183)	(a)	132	(a)	258	(b)	(793)
As of September 30, 2018	$3,442		$(423)		$(6,270)		$(3,251)

(a)
(Gains) losses reclassified from accumulated OCI, net of tax related to natural gas cash flow hedges were reclassified into operating revenues. Losses from accumulated OCI, net of tax related to interest rate cash flow hedges were reclassified into interest expense.

(b)
Accumulated OCI reclassification is attributable to the net actuarial loss and net prior service cost related to the Company's defined benefit pension plans and other post-retirement benefit plans. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

(c)	Related to adoption of ASU 2018-02. See Note 1 for additional information.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.        Leases

The Company leases certain drilling rigs, facilities and other equipment. As discussed in Note 1, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on January 1, 2019 or lease effective date and the recognition of variable nonlease payments as variable lease expense.

On January 1, 2019, the Company recorded a total of $89.0 million in right-of-use assets and corresponding lease liabilities on its Condensed Consolidated Balance Sheet, representing the present value of its future operating lease payments. Adoption of the standards did not require an adjustment to the opening balance of retained earnings. The discount rate used to determine present value was based on the rate of interest that the Company estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of January 1, 2019. The Company is required to reassess the discount rate for new and modified lease contracts as of the lease effective date.

The right-of-use assets and lease liabilities recognized upon adoption of ASU 2016-02 were based on lease classifications, lease commitment amounts and terms recognized under the prior lease accounting guidance. Leases with an initial term of twelve months or less are considered short-term leases and are not recorded on the balance sheet. As of September 30, 2019, the Company had no finance leases and was not a lessor.

The following table summarizes operating lease costs for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Thousands)
Operating lease costs	$13,067	$50,764
Variable lease costs (a)	4,182	14,451
Total lease costs (b)	$17,249	$65,215

(a)	Includes short-term lease costs.

(b)
Includes costs capitalized to property, plant and equipment on the Condensed Consolidated Balance Sheet of $12.0 million and $51.4 million for the three and nine months ended September 30, 2019, respectively, related primarily to drilling rig leases. Of the capitalized costs, $10.9 million and $43.6 million for the three and nine months ended September 30, 2019, respectively, are operating lease costs.

For the nine months ended September 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company's Statement of Condensed Consolidated Cash Flows, was $8.1 million. During the nine months ended September 30, 2019, the Company recorded $23.1 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other current liabilities and other liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of September 30, 2019, the operating right-of-use assets were $59.1 million and operating lease liabilities were $66.9 million, of which $29.9 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 3.4 years and the weighted average discount rate was 3.3%.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2019.

As of September 30, 2019
(Thousands)
2019 (October – December)	$9,338
2020	29,598
2021	9,186
2022	8,499
2023	8,417
2024+	6,013
Total lease payments	71,051
Less: Interest	4,128
Present value of lease liabilities	$66,923

11.        Asset Exchange Transaction

During the third quarter of 2019, the Company closed on an acreage trade agreement and purchase and sale agreement with a third party (Asset Exchange Transaction), pursuant to which the Company exchanged approximately 16,000 net revenue interest acres primarily in Tyler and Wetzel counties, West Virginia for approximately 16,000 net revenue interest acres primarily in Wetzel and Marion counties, West Virginia. Under the terms of the purchase and sale agreement, the Company assigned to the third party a gas gathering agreement covering a portion of Tyler county and providing a firm gathering commitment, and the Company was released from its remaining obligations under the gas gathering agreement. As consideration for the third party's assumption of the Tyler county gas gathering agreement, the Company agreed to reimburse the third party for certain firm gathering costs under the gas gathering agreement through December 2022 and assign the third party an additional approximately 3,000 net revenue interest acres in Tyler and Wetzel counties, West Virginia. As a result of the transaction, the Company recorded a net loss of $13.9 million for the three months ended September 30, 2019, reflected in impairment/loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. As of September 30, 2019, the liability for the reimbursement of certain firm gathering costs was $38.1 million and is reflected in other current and noncurrent liabilities in the Condensed Consolidated Balance Sheets.

The fair values of leases acquired and the liability for the reimbursement of certain firm gathering costs were based on significant inputs that were not observable in the market and, as such, are considered to be Level 3 fair value measurements. See Note 5 for a description of the fair value hierarchy included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Key assumptions included in the calculation of these fair values included market-based prices for comparable acreage and a calculation of net present value of the expected payments due for reimbursement.

12.        Divestitures

In 2018, the Company sold its non-core production and related midstream assets located in the Permian Basin and Huron play (2018 Divestitures). For the nine months ended September 30, 2018, as a result of the 2018 Divestitures, the Company recorded an impairment/loss on sale/exchange of long-lived assets of $2.4 billion. The impairment of these properties and related pipeline assets recorded was due to the carrying value of the assets exceeding the amounts received upon the closing of the 2018 Divestitures.

The fair value of the impaired assets was based on significant inputs that were not observable in the market and, as such, are considered to be Level 3 fair value measurements. See Note 5 for a description of the fair value hierarchy and Note 1 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for the policy on impairment of proved and unproved properties. Key assumptions included in the calculation of the fair value of the impaired assets included (i) reserves, including risk adjustments for probable and possible reserves, (ii) future commodity prices, (iii) to the extent available, market based indicators of fair value including estimated proceeds that could be realized upon a potential disposition, (iv) production rates based on the Company's experience with similar properties it operates, (v) estimated future operating and development costs and (vi) a market-based weighted average cost of capital.

In connection with the closing of the 2018 Divestitures, the Company also recorded a loss of $259.3 million during the third quarter of 2018 related to certain capacity contracts that the Company no longer has existing production to satisfy and does not plan to

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

use in the future. The loss was recorded in the impairment/loss on sale/exchange of long-lived assets within the Statements of Consolidated Operations. The fair value of the loss for the initial measurement was based upon significant inputs that were not observable in the market and, as such, is considered a Level 3 fair value measurement. The key unobservable input in the calculation is the amount, if any, of potential future economic benefit from the contracts. See Note 5 for a description of the fair value hierarchy.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements, and the notes thereto, included elsewhere in this report. For all periods prior to the Separation and Distribution (as defined in Note 2 to the Condensed Consolidated Financial Statements), the results of operations of Equitrans Midstream Corporation (Equitrans Midstream) are reflected as discontinued operations. The Statements of Condensed Consolidated Operations have been recast to reflect this presentation and also included presenting certain transportation and processing expenses in continuing operations that were previously eliminated in consolidation. The cash flows related to Equitrans Midstream have not been segregated and are included within the Statements of Condensed Consolidated Cash Flows for all periods prior to the Separation and Distribution. See Note 2 to the Condensed Consolidated Financial Statements for amounts of the discontinued operations related to Equitrans Midstream that are included in the Statements of Condensed Consolidated Cash Flows.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of EQT Corporation and its subsidiaries (collectively, the Company), including guidance regarding the Company's strategy to develop its Marcellus, Utica, Upper Devonian and other reserves; drilling plans and programs (including the number, type, depth, spacing, lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); production and sales volumes (including liquids volumes) and growth rates; production of free cash flow; the Company's ability to reduce its drilling costs and capital expenditures; the Company's ability to maximize recoveries per acre; infrastructure programs; monetization transactions, including asset sales, joint ventures or other transactions involving the Company's assets; acquisition transactions; the Company's ability to successfully implement and execute the new management team's strategic and operational plan and achieve the anticipated results of such plan; the Company's ability to achieve the anticipated synergies, operational efficiencies and returns from its acquisition of Rice Energy Inc.; the timing and structure of any dispositions of the Company's approximately 19.9% interest in Equitrans Midstream, and the planned use of the proceeds from any such dispositions; natural gas prices, changes in basis and the impact of commodity prices on the Company's business; reserves, including potential future downward adjustments and reserve life; potential future impairments of the Company's assets; projected capital expenditures; the amount and timing of any repurchases of the Company's common stock and outstanding debt securities; dividend amounts and rates; liquidity and financing requirements, including funding sources and availability; the Company's ability to maintain or improve its credit ratings; the Company's hedging strategy; and the effects of litigation, government regulation, and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently available to the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors," and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A, "Risk Factors" in both the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2019 and this Quarterly Report on Form 10-Q, and the other documents the Company files from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Loss from continuing operations for the three months ended September 30, 2019 was $361.0 million, $1.41 per diluted share, compared to loss from continuing operations for the same period in 2018 of $127.3 million, $0.49 per diluted share. The decrease was attributable primarily to the unrealized loss on investment in Equitrans Midstream, decreased operating revenues and increased proxy, transaction and reorganization and other selling, general and administrative costs, partly offset by lower impairment costs as a result of the 2018 Divestitures (defined in Note 12 to the Condensed Consolidated Financial Statements).

Loss from continuing operations for the nine months ended September 30, 2019 was $44.8 million, $0.18 per diluted share, compared to loss from continuing operations for the same period in 2018 of $1.8 billion, $6.79 per diluted share. The increase was attributable primarily to lower impairment costs as a result of the 2018 Divestitures, increased operating revenues and dividends received on investment in Equitrans Midstream, partly offset by decreased income tax benefit, the unrealized loss on investment in Equitrans Midstream and increased proxy, transaction and reorganization and other selling, general and administrative costs.

See "Sales Volumes and Revenues" and "Operating Expenses" for a discussion of items impacting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under the caption "Capital Resources and Liquidity" for a discussion of capital expenditures.

Average Realized Price Reconciliation

The following table presents detailed natural gas and liquids operational information to assist in the understanding of the Company's consolidated operations, including the calculation of the Company's average realized price ($/Mcfe), which is based on adjusted operating revenues, a non-GAAP supplemental financial measure. Adjusted operating revenues is presented because it is an important measure used by the Company's management to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues should not be considered as an alternative to total operating revenues. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted operating revenues with total operating revenues, the most directly comparable financial measure calculated in accordance with GAAP.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands, unless noted otherwise)
NATURAL GAS
Sales volume (MMcf)	363,034	350,297	1,077,962	1,013,836
NYMEX price ($/MMBtu) (a)	$2.23	$2.90	$2.67	$2.89
Btu uplift	0.11	0.17	0.13	0.19
Natural gas price ($/Mcf)	$2.34	$3.07	$2.80	$3.08

Basis ($/Mcf) (b)	$(0.35)	$(0.41)	$(0.23)	$(0.24)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.02	(0.06)	(0.05)	(0.07)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.33)	$(0.47)	$(0.28)	$(0.31)

Average adjusted price ($/Mcf)	$2.01	$2.60	$2.52	$2.77
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.44	0.03	0.19	0.05
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.45	$2.63	$2.71	$2.82

Natural gas sales, including cash settled derivatives	$891,249	$922,974	$2,916,891	$2,862,582

LIQUIDS
Natural gas liquids (NGLs) (excluding ethane):
Sales volume (MMcfe) (c)	10,609	13,964	34,359	51,299
Sales volume (Mbbls)	1,768	2,328	5,726	8,550
Price ($/Bbl)	$16.85	$40.73	$23.00	$37.97
Cash settled derivatives (not designated as hedges) ($/Bbl)	3.89	(2.28)	2.74	(1.39)
Average NGLs price, including cash settled derivatives ($/Bbl)	$20.74	$38.45	$25.74	$36.58
NGLs sales	$36,668	$89,498	$147,392	$312,768
Ethane:
Sales volume (MMcfe) (c)	5,846	9,002	18,239	25,413
Sales volume (Mbbls)	974	1,501	3,040	4,236
Price ($/Bbl)	$5.22	$7.88	$6.34	$7.82
Ethane sales	$5,083	$11,822	$19,273	$33,108
Oil:
Sales volume (MMcfe) (c)	1,334	974	3,847	3,234
Sales volume (Mbbls)	222	162	641	539
Price ($/Bbl)	$39.01	$51.73	$42.07	$54.41
Oil sales	$8,671	$8,392	$26,971	$29,322

Total liquids sales volume (MMcfe) (c)	17,789	23,940	56,445	79,946
Total liquids sales volume (Mbbls)	2,964	3,991	9,407	13,325
Liquids sales	$50,422	$109,712	$193,636	$375,198

TOTAL
Total natural gas & liquids sales, including cash settled derivatives (d)	$941,671	$1,032,686	$3,110,527	$3,237,780
Total sales volume (MMcfe)	380,823	374,237	1,134,407	1,093,782
Average realized price ($/Mcfe)	$2.47	$2.76	$2.74	$2.96

(a)
The Company's volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $2.23 and $2.90 for the three months ended September 30, 2019 and 2018, respectively, and $2.67 and $2.90 for the nine months ended September 30, 2019 and 2018, respectively.

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

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Financial Measures

The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, with total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to as total natural gas & liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company's management to evaluate period-over-period comparisons of earnings trends. Adjusted operating revenues as presented excludes the revenue impact of changes in the fair value of derivative instruments prior to settlement and the revenue impact of "net marketing services and other." Management uses adjusted operating revenues to evaluate earnings trends because the measure reflects only the impact of settled derivative contracts and, thus, does not impact the revenue from natural gas sales with the often-volatile fluctuations in the fair value of derivatives prior to settlement. Adjusted operating revenues also excludes "net marketing services and other" because management considers these revenues to be unrelated to the revenues for its natural gas and liquids production. "Net marketing services and other" primarily includes the cost of and recoveries on pipeline capacity releases and revenues for gathering services. Management further believes that adjusted operating revenues as presented provides useful information to investors for evaluating period-over-period earnings trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands, unless noted otherwise)
Total operating revenues	$951,576	$1,050,046	$3,405,001	$3,312,730
Add back (deduct):
(Gain) loss on derivatives not designated as hedges	(180,313)	3,075	(455,952)	(5,620)
Net cash settlements received (paid) on derivatives not designated as hedges	162,639	(14,285)	152,149	(27,401)
Premiums received (paid) for derivatives that settled during the period	9,405	(18)	16,611	453
Net marketing services and other	(1,636)	(6,132)	(7,282)	(42,382)
Adjusted operating revenues, a non-GAAP financial measure	$941,671	$1,032,686	$3,110,527	$3,237,780
Total sales volumes (MMcfe)	380,823	374,237	1,134,407	1,093,782
Average realized price ($/Mcfe)	$2.47	$2.76	$2.74	$2.96

Sales Volumes and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%	2019	2018	%
Sales volume detail (MMcfe):
Marcellus (a)	314,915	316,740	(0.6)	960,588	899,642	6.8
Ohio Utica	64,581	52,400	23.2	169,501	147,706	14.8
Other	1,327	5,097	(74.0)	4,318	46,434	(90.7)
Total sales volumes (b)	380,823	374,237	1.8	1,134,407	1,093,782	3.7

Average daily sales volumes (MMcfe/d)	4,139	4,068	1.7	4,155	4,007	3.7

Operating revenues (thousands):
Sales of natural gas, oil and NGLs	$769,627	$1,046,989	(26.5)	$2,941,767	$3,264,728	(9.9)
Gain (loss) on derivatives not designated as hedges	180,313	(3,075)	(5,963.8)	455,952	5,620	8,013.0
Net marketing services and other	1,636	6,132	(73.3)	7,282	42,382	(82.8)
Total operating revenues	$951,576	$1,050,046	(9.4)	$3,405,001	$3,312,730	2.8

(a)	Includes Upper Devonian wells.

(b)	NGLs, ethane and crude oil were converted to Mcfe at the rate of six Mcfe per barrel for all periods.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Total operating revenues were $951.6 million for the three months ended September 30, 2019 compared to $1,050.0 million for the three months ended September 30, 2018.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales of natural gas, oil and NGLs decreased for the three months ended September 30, 2019 compared to the same period in 2018 due to a lower average realized price, partly offset by a 2% increase in sales volumes. Average realized price decreased due to lower NYMEX prices, liquids sales and Btu uplift, partly offset by higher cash settled derivatives and a higher average differential. For the three months ended September 30, 2019 and 2018, the Company received $162.6 million and paid $14.3 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Changes in the fair market value of derivative instruments prior to settlement are recognized in gain (loss) on derivatives not designated as hedges. For the three months ended September 30, 2019, the Company recognized a gain on derivatives not designated as hedges of $180.3 million compared to a loss of $3.1 million for the same period in 2018. The gain for the three months ended September 30, 2019 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX prices.

Net marketing services and other decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily as a result of fewer capacity releases at lower capacity release rates on the Tennessee Gas Pipeline.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Total operating revenues were $3.4 billion for the nine months ended September 30, 2019 compared to $3.3 billion for the nine months ended September 30, 2018.

Sales of natural gas, oil and NGLs decreased for the nine months ended September 30, 2019 compared to the same period in 2018 as a result of a lower average realized price, partly offset by a 4% increase in sales volumes. Excluding sales volumes related to the 2018 Divestitures, sales volumes increased by 8% for the nine months ended September 30, 2019 compared to the same period in 2018. Average realized price decreased due to lower NYMEX and liquids prices and, as a result of the 2018 Divestitures, lower liquids volumes and Btu uplift, partly offset by higher cash settled derivatives and a higher average differential. For the nine months ended September 30, 2019 and 2018, the Company received $152.1 million and paid $27.4 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

For the nine months ended September 30, 2019, the Company recognized a gain on derivatives not designated as hedges of $456.0 million compared to $5.6 million for the same period in 2018. The gain for the nine months ended September 30, 2019 was related to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX prices, partly offset by decreases in the fair market value of the Company's basis swaps due to increases in basis prices.

Net marketing services and other decreased for the nine months ended September 30, 2019 compared to the same period in 2018 as a result of fewer capacity releases at lower capacity release rates on the Tennessee Gas Pipeline and lower revenues from gathering services following the 2018 Divestitures.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

The following table presents information about certain of the Company's operating expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%	2019	2018	%
	(Thousands, except per unit amounts)
Per Unit ($/Mcfe)
Gathering	$0.55	$0.53	3.8	$0.55	$0.54	1.9
Transmission	0.52	0.49	6.1	0.52	0.50	4.0
Processing	0.08	0.10	(20.0)	0.08	0.12	(33.3)
Lease operating expenses (LOE), excluding production taxes	0.06	0.06	—	0.06	0.08	(25.0)
Production taxes	0.04	0.06	(33.3)	0.05	0.06	(16.7)
Exploration	0.01	0.01	—	0.01	0.01	—
Selling, general and administrative	0.21	0.14	50.0	0.19	0.14	35.7
Production depletion	1.02	1.03	(1.0)	1.01	1.03	(1.9)

Operating expenses:
Gathering	$210,631	$199,475	5.6	$629,359	$587,844	7.1
Transmission	197,005	182,932	7.7	589,433	548,106	7.5
Processing	30,306	38,340	(21.0)	95,380	129,523	(26.4)
LOE, excluding production taxes	22,355	21,480	4.1	62,582	83,069	(24.7)
Production taxes	15,466	21,254	(27.2)	54,963	66,162	(16.9)
Exploration	3,492	3,596	(2.9)	6,356	6,474	(1.8)
Selling, general and administrative	79,376	51,816	53.2	214,562	154,590	38.8

Depreciation and depletion:
Production depletion	$387,404	$384,904	0.6	$1,143,552	$1,128,248	1.4
Other depreciation and depletion	3,589	3,112	15.3	10,967	24,170	(54.6)
Total depreciation and depletion	$390,993	$388,016	0.8	$1,154,519	$1,152,418	0.2

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Gathering expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to the sales volumes mix between firm and volumetric gathering contracts. Transmission expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to increased transmission capacity contracted to move the Company's natural gas out of the Appalachian Basin and increased costs associated with unreleased capacity on the Tennessee Gas Pipeline. Processing expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to lower liquids sales volumes.

LOE increased on an absolute basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to increased salt water disposal costs, partly offset by lower personnel costs due to reductions in workforce.

Production taxes decreased on an absolute and per Mcfe basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to lower severance taxes as a result of lower unhedged prices and the 2018 Divestitures and lower Pennsylvania impact fees.

Selling, general and administrative expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to an increase in the royalty and litigation reserve, net of settlements received, of $36.6 million for the three months ended September 30, 2019, partly offset by lower personnel costs due to reductions in workforce.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production depletion increased on an absolute basis for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to higher produced volumes, partly offset by a lower depletion rate. Production depletion decreased on a per Mcfe basis due to higher sales volumes.

See Notes 11 and 12 to the Condensed Consolidated Financial Statements for a discussion of the Asset Exchange Transaction and the 2018 Divestitures, respectively, both of which were recognized in impairment/loss on sale/exchange of long-lived assets.

Lease impairments and expirations increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to increased lease expirations, a majority of which were related to leases acquired in 2016 and 2017.

For the three months ended September 30, 2019, the Company recognized an impairment charge on its intangible assets associated with non-compete agreements for former Rice Energy Inc. executives who are now employees of the Company.

Proxy, transaction and reorganization expense increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to reductions in workforce and other strategy alignment initiatives, which resulted in severance and other termination benefits of $62.2 million and contract termination fees of $12.6 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Gathering expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to the sales volumes mix on firm and volumetric gathering contracts. Gathering expense per Mcfe excluding sales volumes related to the 2018 Divestitures was $0.56 for the nine months ended September 30, 2018. Transmission expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to increased transmission capacity contracted to move the Company's natural gas out of the Appalachian Basin, volumetric charges and costs associated with unreleased capacity on the Tennessee Gas Pipeline, partly offset by decreased firm capacity costs as a result of the 2018 Divestitures. Processing expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to lower liquids sales volumes, the majority of which resulted from the 2018 Divestitures.

LOE and production taxes decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of the 2018 Divestitures and lower Pennsylvania impact fees.

Selling, general and administrative expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to an increase in the royalty and litigation reserve, net of settlements received, of $82.4 million in 2019, partly offset by lower personnel costs due to reductions in workforce and decreased long-term incentive compensation due to changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in the Company's stock price and performance conditions.

Production depletion increased on an absolute basis for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to higher produced volumes, partly offset by a lower depletion rate. Production depletion decreased on a per Mcfe basis due to higher sales volumes. Other depreciation and depletion decreased as a result of the 2018 Divestitures.

See Notes 11 and 12 to the Condensed Consolidated Financial Statements for a discussion of the Asset Exchange Transaction and the 2018 Divestitures, respectively, both of which were recognized in impairment/loss on sale/exchange of long-lived assets.

Lease impairments and expirations increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to increased lease expirations, a majority of which were related to leases acquired in 2016 and 2017.

For the nine months ended September 30, 2019, the Company recognized an impairment charge on intangible assets associated with non-compete agreements for former Rice Energy Inc. executives who are now employees of the Company.

Proxy, transaction and reorganization expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to reductions in workforce and other strategy alignment initiatives, which resulted in severance and other termination benefits of $68.0 million and contract termination fees of $12.6 million, and proxy costs of

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

$19.3 million recognized in the first half of 2019. Prior period transaction costs include legal and banking fees recognized with the acquisition of Rice Energy Inc.

Other Income Statement Items

The Company's investment in Equitrans Midstream is recorded at fair value based on the closing stock price of Equitrans Midstream's common stock multiplied by the number of shares of Equitrans Midstream's common stock owned by the Company. The changes in fair value are recorded in the Statements of Condensed Consolidated Operations as an unrealized gain or loss on investment in Equitrans Midstream.

Dividend and other income increased primarily due to dividends received from Equitrans Midstream during the three and nine months ended September 30, 2019.

Interest expense decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively, due to decreased borrowings under the Company's credit facility and repayment of the $700 million aggregate principal amount of the Company's 8.125% Senior Notes that matured on June 1, 2019, partly offset by interest incurred on borrowings under the Term Loan Facility (defined in Note 7 to the Condensed Consolidated Financial Statements).

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of income tax benefit.

OUTLOOK

Following the substantial reconstitution of the Company's Board of Directors at the Company's 2019 annual meeting of shareholders and the change in executive leadership, the Company adopted a business transformation program designed to effect operational, organizational, cultural and other changes to lower operating costs and increase free cash flow generation through improved efficiency, well performance and the use of technology. The transformation program's goal is to reposition the organization to effectively execute on large-scale combo-development projects, which consist of developing multiple wells and pads simultaneously, and intends to take a disciplined approach to capital allocation and in establishing its development schedule. Under the transformation program, the level of future development capital spending will be determined by the economics of the Company's available projects in light of the commodity price environment. Future production growth will be an output of that economic decision.

For 2019, the Company expects to spend $1.735 billion to $1.785 billion for capital expenditures, which are expected to be funded by operating cash flow and, if required, borrowings under the Company's credit facility. Sales volumes are expected to be 1,490 Bcfe to 1,510 Bcfe for 2019.

Compensation packages for certain of the Company's executive officers have not yet been determined by the Compensation Committee of the Company's Board of Directors. As a result, such compensation expenses and any accruals thereof for these executive officers have not been included in the Company's third quarter 2019 financial results.

The Company's revenues, earnings, liquidity and ability to grow are substantially dependent on the prices it receives for, and the Company's ability to develop its reserves of, natural gas, oil and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas, oil and NGLs at the Company's ultimate sales points and, thus, cannot predict the ultimate impact of prices on its operations. Changes in natural gas, oil and NGLs prices could affect, among other things, the Company's development plans, which would increase or decrease the pace of the development and the level of the Company's reserves, as well as the Company's revenues, earnings or liquidity. Lower prices and changes in development plans could also result in non-cash impairments in the book value of the Company's oil and gas properties or other long-lived intangible assets or downward adjustments to the Company's estimated proved reserves. Any such impairment and/or downward adjustment to the Company's estimated reserves could potentially be material to the Company.

See "Critical Accounting Policies and Estimates" and Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's accounting policies and significant assumptions related to accounting for oil and gas producing activities, and the Company's policies and processes with respect to impairment reviews for proved and unproved property. See also Item 1A, "Risk Factors – Natural gas, NGLs and oil price declines have resulted in impairment of certain of our non-core assets. Future declines in commodity prices, increases in operating costs or adverse changes in well performance may result in additional write-downs of the carrying amounts of our assets, including long lived intangible assets, which could materially and adversely affect our results of operations in future periods" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities. Net cash provided by operating activities was $1,633.9 million for the nine months ended September 30, 2019 compared to $2,445.4 million for the nine months ended September 30, 2018. The decrease was driven by cash provided by discontinued operations included in the nine months ended September 30, 2018 and lower cash operating revenues in excess of cash operating expenses, partly offset by favorable timing of working capital payments and dividends received from Equitrans Midstream.

The Company's cash flows from operating activities will be affected by movements in the market price for commodities. The Company is unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A, "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Investing Activities. Net cash used in investing activities was $1,256.2 million for the nine months ended September 30, 2019 compared to $2,719.5 million for the nine months ended September 30, 2018. The decrease was due primarily to lower capital expenditures for the nine months ended September 30, 2019 as a result of the change in strategy from production growth to capital efficiency and cash used in discontinued operations for capital expenditures and capital contributions included in the nine months ended September 30, 2018. These decreases were partly offset by proceeds received from asset sales during the nine months ended September 30, 2018.

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Reserve development	$380	$731	$1,155	$1,824
Land and lease	49	61	144	164
Capitalized overhead	18	36	59	101
Capitalized interest	6	7	19	23
Other production infrastructure	17	13	28	39
Property acquisitions	2	5	8	24
Other corporate items	3	2	4	6
Total capital expenditures from continuing operations	475	855	1,417	2,181
Midstream infrastructure (a)	—	241	—	624
Total capital expenditures	475	1,096	1,417	2,805
Add (deduct) non-cash items (b)	16	61	(160)	45
Total cash capital expenditures	$491	$1,157	$1,257	$2,850

(a)	Capital expenditures related to midstream infrastructure are presented as discontinued operations as described in Note 2 to the Condensed Consolidated Financial Statements.

(b)
Represents the net impact of non-cash capital expenditures including capitalized share-based compensation costs and the effect of timing of receivables from working interest partners and accrued capital expenditures.

Financing Activities. Net cash used in financing activities was $373.6 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $131.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from borrowings under the Term Loan Facility. For the nine months ended September 30, 2018, the primary source of financing cash flows was net proceeds from the EQM Midstream Partners, LP (EQM) senior notes offering, and the primary uses of financing cash flows were a net decrease in the Company's, EQM's and Rice Midstream Partners LP's credit facility borrowings, repurchase and retirement of common stock, distributions to noncontrolling interests, EQM's acquisition of the remaining 25% ownership interest in Strike Force Midstream LLC, dividends paid and cash paid for taxes on share-based incentive awards.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company may from time-to-time seek to repurchase its outstanding debt securities. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual and legal restrictions and other factors. In addition, the Company plans to dispose its retained shares of Equitrans Midstream's common stock and use the proceeds to reduce the Company's debt.

Security Ratings and Financing Triggers

The table below reflects the credit ratings and ratings outlook assigned to debt instruments of the Company as of October 31, 2019. Changes in credit ratings may affect the Company's cost of short-term debt through interest rates and fees under its lines of credit. Changes in credit ratings or ratings outlook may also affect collateral requirements under the Company's derivative instruments and midstream services contracts, rates available on new long-term debt and access to the credit markets.

Rating Service	Credit Rating	Outlook
Moody's	Baa3	Negative
S&P	BBB-	Negative
Fitch Ratings Service (Fitch)	BBB-	Negative

The Company's credit ratings and ratings outlook are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades the Company's rating, the Company's access to the capital markets may be limited, borrowing costs and margin deposits on the Company's derivative instruments may increase, the Company's potential pool of investors and funding sources may decrease and the Company's counterparties under midstream services contracts may request additional assurances, including collateral. The required margin on the Company's derivative instruments is also subject to significant change as a result of factors other than credit rating, such as gas prices and credit thresholds set forth in agreements between the hedging counterparties and the Company. As of October 31, 2019, the Company had sufficient unused borrowing capacity under its credit facility to satisfy any requests for margin or other collateral that a counterparty would be permitted to request of the Company under its derivative contracts and midstream services contracts in the event that the Company's credit ratings were to fall one rating category. As of September 30, 2019, such amounts could be up to approximately $1.6 billion. See Note 4 to the Condensed Consolidated Financial Statements for further discussion on what is deemed investment grade and a discussion of other factors affecting margin deposit requirements.

The Company's debt agreements and other financial obligations contain various provisions that, if not complied with, could result in termination of the agreements, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company's credit facility and the Term Loan Agreement each contain financial covenants that require the Company to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income (OCI). As of September 30, 2019, the Company was in compliance with all debt provisions and covenants.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of the borrowings under the Company's credit facility and Term Loan Facility.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commodity Risk Management

The substantial majority of the Company's commodity risk management program is related to hedging sales of the Company's produced natural gas. The Company's overall objective in this hedging program is to protect cash flow from undue exposure to the risk of changing commodity prices. The derivative commodity instruments currently used by the Company are primarily swaps, calls and puts. During the third quarter of 2019, the Company terminated certain OTC hedge positions related to years 2021 and onward. The value associated with these terminated positions was rolled into new hedge positions with the same counterparties for 2020. No cash was exchanged related to these terminations or the associated execution of new hedge positions. As of October 25, 2019, the approximate volumes and prices of the Company's NYMEX hedge positions through 2023 are:

	2019 (a)	2020	2021	2022	2023
Swaps
Volume (MMDth)	272	1,096	166	3	2
Average Price ($/Dth)	$2.80	$2.75	$2.42	$2.72	$2.67
Calls - Net Short
Volume (MMDth)	61	392	209	157	77
Average Short Strike Price ($/Dth)	$3.02	$2.99	$2.82	$2.79	$2.96
Puts - Net Long
Volume (MMDth)	8	154	157	135	69
Average Long Strike Price ($/Dth)	$2.67	$2.38	$2.38	$2.35	$2.40
Fixed Price Sales (b)
Volume (MMDth)	27	14	7	—	—
Average Price ($/Dth)	$2.81	$2.78	$2.57	$—	$—

(a)	October 1 through December 31.

(b)
The difference between the fixed price and NYMEX price is included in average differential on the Company's price reconciliation under "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2019 (October - December), 2020, 2021, 2022 and 2023, the Company has natural gas sales agreements for approximately 8 MMDth, 13 MMDth, 18 MMDth, 18 MMDth and 18 MMDth, respectively, that include average NYMEX ceiling prices of $3.37, $3.68, $3.17, $3.17 and $3.17, respectively. The Company also has derivative instruments to hedge basis and a limited number of contracts to hedge its NGLs exposure. The Company may use other contractual agreements to implement its commodity hedging strategy.

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," and Note 4 to the Company's Condensed Consolidated Financial Statements for further discussion of the Company's hedging program.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the Company's financial condition, results of operations or liquidity. See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's commitments and contingencies. See also Part II, Item 1 "Legal Proceedings" in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

See Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's guarantees.

EQT Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividend

On October 9, 2019, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.03 per share, payable December 1, 2019, to the Company's shareholders of record at the close of business on November 8, 2019.

Critical Accounting Policies

The Company's significant accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company's Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company's primary market risk exposure is the volatility of future prices for natural gas and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas and NGLs at the Company's ultimate sales points and, thus, cannot predict the ultimate impact of prices on its operations. Prolonged low, and/or significant or extended declines in, natural gas and NGLs prices could adversely affect, among other things, the Company's development plans, which would decrease the pace of development and the level of the Company's proved reserves.

The Company uses derivatives to reduce the effect of commodity price volatility. The Company's use of derivatives is further described in Note 4 to the Condensed Consolidated Financial Statements and under the caption "Commodity Risk Management" in the "Capital Resources and Liquidity" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's over the counter (OTC) derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of these institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company's use of derivative instruments is implemented under a set of policies approved by the Company's Hedge and Financial Risk Committee and reviewed by the Company's Board of Directors.

For the derivative commodity instruments used to hedge the Company's forecasted sales of production, most of which are hedged at NYMEX natural gas prices, the Company sets policy limits relative to the expected production and sales levels that are exposed to price risk. The Company has an insignificant amount of financial natural gas derivative commodity instruments for trading purposes.

The derivative commodity instruments currently used by the Company are primarily fixed price swap agreements, collar agreements and option agreements that may require payments to or receipt of payments from counterparties based on the differential between two prices for the commodity. The Company may also use other contractual agreements in implementing its commodity hedging strategy.

The Company monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted. The Company's overall objective in its hedging program is to protect a portion of cash flows from undue exposure to the risk of changing commodity prices.

For information on the quantity of derivative commodity instruments held by the Company, see Note 4 to the Condensed Consolidated Financial Statements and the "Commodity Risk Management" section in the "Capital Resources and Liquidity" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A hypothetical decrease of 10% in the market price of natural gas from the September 30, 2019 and December 31, 2018 levels would have increased the fair value of these natural gas derivative instruments by approximately $394.1 million and $432.5 million, respectively. A hypothetical increase of 10% in the market price of natural gas from the September 30, 2019 and December 31, 2018 levels would have decreased the fair value of these natural gas derivative instruments by approximately $401.6 million and $443.4 million, respectively. The Company determined the change in the fair value of the derivative commodity instruments using a method similar to its normal determination of fair value as described in Note 5 to the Condensed Consolidated Financial Statements. The Company assumed a 10% change in the price of natural gas from its levels at September 30, 2019 and December 31, 2018. The price change was then applied to these natural gas derivative commodity instruments recorded on the Company's Condensed Consolidated Balance Sheets, resulting in the hypothetical change in fair value.

The above analysis of the derivative commodity instruments held by the Company does not include the offsetting impact that the same hypothetical price movement may have on the Company's physical sales of natural gas. The portfolio of derivative commodity instruments held to hedge the Company's forecasted produced gas approximates a portion of the Company's expected physical sales of natural gas; therefore, an adverse impact to the fair value of the portfolio of derivative commodity instruments held to hedge the Company's forecasted production associated with the hypothetical changes in commodity prices referenced above should be offset by a favorable impact on the Company's physical sales of natural gas, assuming the derivative commodity instruments are not closed out in advance of their expected term, and the derivative commodity instruments continue to function effectively as hedges of the underlying risk.

If the underlying physical transactions or positions are liquidated prior to the maturity of the derivative commodity instruments, a loss on the financial instruments may occur or the derivative commodity instruments might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

Interest Rate Risk

Changes in interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings under its credit facility, Term Loan Facility and floating rate notes. All of the Company's Senior Notes, other than the Company's floating rate notes, are fixed rate and, thus, do not expose the Company to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Company's fixed rate debt. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of the Company's credit facility and Term Loan Facility borrowings and Note 5 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of long-term debt.

Other Market Risks

The Company is exposed to credit loss in the event of nonperformance by counterparties to derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. The Company's OTC derivative instruments are primarily with financial institutions and, thus, are subject to events that would impact those companies individually as well as the financial industry as a whole. The Company uses various processes and analyses to monitor and evaluate its credit risk exposures. These include closely monitoring current market conditions and counterparty credit fundamentals. Credit exposure is controlled through credit approvals and limits based on counterparty credit fundamentals. To manage the level of credit risk, the Company enters into transactions with financial counterparties that are of investment grade, enters into netting agreements whenever possible and may obtain collateral or other security.

Approximately 73%, or $630.8 million, of the Company's OTC derivative contracts outstanding at September 30, 2019 had a positive fair value. Approximately 64%, or $369.5 million, of the Company's OTC derivative contracts outstanding at December 31, 2018 had a positive fair value.

As of September 30, 2019, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. The Company made no adjustments to the fair value of derivative contracts due to credit related concerns outside the normal non-performance risk adjustment included in the Company's established fair value procedure. The Company monitors market conditions that may impact the fair value of derivative contracts reported in the Condensed Consolidated Balance Sheets.

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

No one lender of the large group of financial institutions in the syndicate for the Company's credit facility and the Term Loan Facility holds more than 10% and 15%, respectively. The large syndicate group and relatively low percentage of participation by each lender are expected to limit the Company's exposure to disruption or consolidation in the banking industry.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Principal Executive Officer and Principal Financial Officer, an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Environmental Proceedings

Well Control Event at Habanaro Well, Washington County, Pennsylvania. On October 12, 2018, the Company received a Notice of Violation (NOV) from the Pennsylvania Department of Environmental Protection (PADEP) relating to a well control event that occurred on September 26, 2018, at the Company's Habanaro well pad in Washington County, Pennsylvania. The NOV alleged multiple violations of the Oil and Gas Act and the Clean Streams Law pertaining to the well control event. The Company took immediate actions to bring the well into control and cooperated fully with the PADEP in its investigation of the event. In June 2019, the PADEP offered to settle the Company's civil penalty liability related to the incident. The Company and the PADEP negotiated a civil penalty settlement of $160,000 to settle this matter, which the Company paid in full in September 2019, and the matter is now closed. The payment of the settlement did not have a material impact on the financial condition, results of operations or liquidity of the Company.

Other Legal Proceedings

Mary Farr Secrist, et al. v. EQT Production Company, et al., Circuit Court of Doddridge County, West Virginia. On May 2, 2014, royalty owners whose predecessors had entered into a 960-acre lease (the Stout Lease) and several additional leases comprising 6,356-acres (the Cities Services Lease) with EQT Production Company's predecessor, each covering acreage in Doddridge County, West Virginia, filed a complaint in the Circuit Court of Doddridge County, West Virginia. The complaint alleged that EQT Production Company and a number of related companies, including the Company, EQT Gathering, LLC, EQT Energy, LLC, and EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC, the general partner of the Company's former midstream affiliate), underpaid on royalties for gas produced under the leases and took improper post-production deductions from the royalties paid. With respect to the Stout Lease, the plaintiffs also asserted that the Company committed a trespass by drilling on the leased property, claiming that the Company had no right under the lease to drill in the Marcellus shale formation. The plaintiffs also asserted claims for fraud, slander of title, punitive damages, pre-judgment interest and attorneys' fees. The plaintiffs sought more than $100 million in compensatory damages for the trespass claim under the Stout Lease, and approximately $20 million for insufficient royalties under both the Stout Lease and the Cities Services Lease, in addition to punitive damages and other relief. On June 27, 2018, the Court held that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another and that royalties paid under the leases should have been based on the price of gas produced under the leases when sold to unaffiliated third parties, and not on the price when the gas was sold from EQT Production Company to EQT Energy, LLC. Further, on January 14, 2019, the Court entered an Order granting the plaintiffs' motion for summary judgment and declaring that the Company did not have the right to drill in the Marcellus shale formation under the Stout Lease. The Court also ruled that seven of the Company's wells that have been producing gas under the Stout Lease are trespassing, and that a jury will determine whether the trespass was willful or innocent. On February 27, 2019, the Company filed a motion seeking permission to immediately appeal the trespass Order to the West Virginia Supreme Court; however, the motion was denied on March 25, 2019, and the Court continued the trial to September 2019. On May 28, 2019, the Court entered an Order excluding certain of the Company's costs that could have otherwise offset any damages for innocent trespass under the Stout Lease. On August 8, 2019, the Company reached a settlement with the plaintiffs to resolve all claims under the Stout Lease and the Cities Services Lease for $54 million plus lease modifications to address the trespass issue and the calculation of future royalty payments under the leases. The Company paid $51 million of the settlement in October 2019 and is scheduled to pay the remaining amount under the settlement in January 2020.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as updated by Part II, Item IA, "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2019, other than those listed in this section.

We are under the leadership of a substantially reconstituted Board of Directors and a new Chief Executive Officer who plan to implement a variety of operational, organizational, cultural and other changes to our business, and we may not be able to achieve some or all of the anticipated benefits of this transformation plan.

Our Board of Directors was substantially reconstituted at our annual meeting of shareholders on July 10, 2019 and, following that meeting, Toby Z. Rice was appointed as President and Chief Executive Officer. Prior to our annual meeting, the proponents of our reconstituted Board of Directors disclosed a detailed transformation plan designed to effect operational, organizational, cultural and other changes to our business in order to lower operating costs and increase free cash flow generation through improved efficiency, well performance and the use of technology. As a result of these events, during the third quarter of 2019, we recorded severance payments and other compensation expenses associated with the departure of certain of our officers and other employees, and we may incur other similar types of expenses and charges during the fourth quarter of 2019 and thereafter related to other employee departures or otherwise associated with implementation of the transformation plan. In addition, while we believe that the successful implementation of the transformation plan will improve our operational and financial performance, there can be no assurance that we will be able to successfully implement the transformation plan or otherwise realize the anticipated benefits of the transformation plan and we may encounter short-term disruptions of certain aspects of our business as elements of the transformation plan are implemented.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2019:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
July 1 – July 31, 2019	—	—	—	—
August 1 – August 31, 2019	59,977	$15.83	—	—
September 1 – September 30, 2019	103,909	12.27	—	—
Total	163,886	$13.57	—	—

(a)	Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 5.  Other Information

As previously announced by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2019, the Company's Board of Directors has determined to hold the Company's 2020 annual meeting of shareholders on Friday, May 1, 2020, at a time and location to be determined.

Shareholder proposals intended to be submitted pursuant to Rule 14a-8 in connection with the 2020 annual meeting of shareholders (the 2020 Annual Meeting) should be received by the Company's Corporate Secretary on or before November 25, 2019 in order to be considered for inclusion the Company's 2020 proxy statement. Such proposals must be directed to: 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary, must comply with the requirements of Rule 14a-8 and the interpretations thereof, and may be omitted from the 2020 proxy statement if not in compliance with applicable requirements.

Additionally, pursuant to the Company's Amended and Restated Bylaws (the Bylaws), because the 2020 Annual Meeting is being advanced by more than 30 days from the anniversary date of the Company's 2019 annual meeting, shareholder proposals submitted outside of Rule 14a-8, including any proposal nominating a person as a director, must be received by the Company's Corporate Secretary within the following dates: not earlier than the close of business on the 120th day prior to the 2020 Annual Meeting and not later than the later of (i) the close of business on the 90th day prior to the 2020 Annual Meeting or (ii) the close of business on the 10th day following the date that the Company publicly announced the date of the 2020 Annual Meeting. Accordingly, such proposals and nominations must be received by the Company's Corporate Secretary no earlier than January 2, 2020 and no later than February 1, 2020. Such proposals and nominations also must comply with the advance notice provisions contained in the Bylaws.

Item 6.  Exhibits

Exhibit No.	Document Description	Method of Filing
10.01*	EQT Corporation 2019 Supplemental Short-Term Incentive Plan	Filed herewith as Exhibit 10.01
10.02	Agreement and Release, dated as of August 22, 2019, by and between EQT Corporation and Gary E. Gould	Filed herewith as Exhibit 10.02
10.03*	Agreement and Release, dated as of September 9, 2019, by and between EQT Corporation and Jimmi Sue Smith	Filed herewith as Exhibit 10.03
10.04*	Letter Agreement, effective October 1, 2019, by and between EQT Corporation and Robert J. McNally	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on October 2, 2019
10.05*	Letter Agreement, effective October 1, 2019, by and between EQT Corporation and David L. Porges	Incorporated by reference to Exhibit 10.2 to Form 8-K (#001-3551) filed on October 2, 2019
10.06*	Letter Agreement, effective October 1, 2019, by and between EQT Corporation and David E. Schlosser, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K (#001-3551) filed on October 2, 2019
10.07*	Letter Agreement, effective October 1, 2019, by and between EQT Corporation and Jimmi Sue Smith	Incorporated by reference to Exhibit 10.4 to Form 8-K (#001-3551) filed on October 2, 2019
10.08*	Amendment No. 2, dated October 7, 2019, to the Second Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, by and between EQT Corporation and Donald M. Jenkins	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on October 7, 2019
10.09	Offer Letter, dated October 14, 2019, by and between EQT Corporation and Todd James	Incorporated by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on October 17, 2019
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.01
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.02
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Furnished herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or a named executive officer of the registrant participates

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Kyle Derham
Kyle Derham
Interim Chief Financial Officer
 Date:  October 31, 2019