Form 10-Q
period 2020-03-31
EQT Corp
filed 2020-05-07
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

As of May 1, 2020, 255,523,995 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$715,201	$1,271,613
Gain (loss) on derivatives not designated as hedges	389,436	(131,996)
Net marketing services and other	2,420	3,556
Total operating revenues	1,107,057	1,143,173
Operating expenses:
Transportation and processing	439,834	439,246
Production	40,380	43,408
Exploration	923	1,007
Selling, general and administrative	34,938	48,978
Depreciation and depletion	357,526	391,113
Amortization of intangible assets	7,478	10,342
Loss on exchange of long-lived assets	48,852	—
Impairment and expiration of leases	53,768	29,534
Proxy, transaction and reorganization	—	4,089
Total operating expenses	983,699	967,717
Operating income	123,358	175,456
Gain on Equitrans Share Exchange	(187,223)	—
Loss (gain) on investment in Equitrans Midstream Corporation	390,628	(89,055)
Dividend and other income	(24,714)	(20,987)
Loss on debt extinguishment	16,610	—
Interest expense	62,374	56,573
(Loss) income before income taxes	(134,317)	228,925
Income tax expense	32,822	38,234
Net (loss) income	$(167,139)	$190,691

Earnings per share of common stock:
Basic:
Weighted average common stock outstanding	255,435	254,879
Net (loss) income	$(0.65)	$0.75
Diluted:
Weighted average common stock outstanding	255,435	255,226
Net (loss) income	$(0.65)	$0.75

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Net (loss) income	$(167,139)	$190,691

Other comprehensive income (loss), net of tax:
Net change in interest rate cash flow hedges, net of tax expense: $10 in 2019	—	42
Other post-retirement benefits liability adjustment, net of tax expense: $24 and $26	12	76
Change in accounting principle (a)	—	(496)
Other comprehensive income (loss)	12	(378)
Comprehensive (loss) income	$(167,127)	$190,313

(a)Related to adoption of Accounting Standards Update (ASU) 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(167,139)	$190,691
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	127,860	37,889
Depreciation and depletion	357,526	391,113
Amortization of intangible assets	7,478	10,342
Impairment of long-lived assets and leases	102,620	29,534
Gain on Equitrans Share Exchange	(187,223)	—
Loss (gain) on investment in Equitrans Midstream Corporation	390,628	(89,055)
Loss on debt extinguishment	16,610	—
Share-based compensation expense	4,684	3,853
Amortization, accretion and other	3,303	4,624
(Gain) loss on derivatives not designated as hedges	(389,436)	131,996
Cash settlements received (paid) on derivatives not designated as hedges	245,736	(63,634)
Changes in other assets and liabilities:
Accounts receivable	149,057	342,465
Accounts payable	(85,840)	(149,487)
Tax receivable	(92,809)	1,006
Other items, net	17,207	29,950
Net cash provided by operating activities	500,262	871,287
Cash flows from investing activities:
Capital expenditures	(256,156)	(371,028)
Cash received for Equitrans Share Exchange	52,323	—
Other investing activities	140	697
Net cash used in investing activities	(203,693)	(370,331)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	206,000	820,000
Repayment of borrowings on credit facility	(500,000)	(1,270,000)
Proceeds from issuance of debt	1,750,000	—
Debt issuance costs	(15,662)	—
Repayments and retirements of debt	(1,701,224)	(1,141)
Premiums paid on debt extinguishment	(13,660)	—
Dividends paid	(7,664)	(7,652)
Cash paid for taxes related to net settlement of share-based incentive awards	(304)	(4,804)
Net cash used in financing activities	(282,514)	(463,597)
Net change in cash and cash equivalents	14,055	37,359
Cash and cash equivalents at beginning of period	4,596	3,487
Cash and cash equivalents at end of period	$18,651	$40,846

Cash paid (received) during the period for:
Interest, net of amount capitalized	$29,628	$13,749
Income taxes, net	(1,950)	23
Non-cash activity during the period for:
Increase in right-of-use lease assets and liabilities	$303	$89,021
Increase in asset retirement costs and obligations	3,761	1,285

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,651	$4,596
Accounts receivable (less provision for doubtful accounts: $5,559 and $6,861)	441,137	610,088
Derivative instruments, at fair value	1,053,502	812,664
Tax receivable	391,663	298,854
Prepaid expenses and other	43,090	28,653
Total current assets	1,948,043	1,754,855

Property, plant and equipment	21,799,259	21,655,351
Less: Accumulated depreciation and depletion	5,833,717	5,499,861
Net property, plant and equipment	15,965,542	16,155,490

Intangible assets, net	18,528	26,006
Contract asset	383,284	—
Investment in Equitrans Midstream Corporation	127,258	676,009
Other assets	191,862	196,867
Total assets	$18,634,517	$18,809,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$16,256	$16,204
Accounts payable	692,268	796,438
Derivative instruments, at fair value	526,601	312,696
Other current liabilities	238,107	220,564
Total current liabilities	1,473,232	1,345,902

Credit facility borrowings	—	294,000
Term loan facility borrowings	799,574	999,353
Senior notes	4,117,256	3,878,366
Note payable to EQM Midstream Partners, LP	103,778	105,056
Deferred income taxes	1,612,894	1,485,814
Other liabilities and credits	893,905	897,148
Total liabilities	9,000,639	9,005,639

Shareholders' equity:
Common stock, no par value, shares authorized: 320,000, shares issued: 257,003	7,821,631	7,818,205
Treasury stock, shares at cost: 1,741 and 1,832	(30,852)	(32,507)
Retained earnings	1,848,286	2,023,089
Accumulated other comprehensive loss	(5,187)	(5,199)
Total shareholders' equity	9,633,878	9,803,588
Total liabilities and shareholders' equity	$18,634,517	$18,809,227
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	No Par Value	Treasury Stock	Retained Earnings		Total Equity
	(Thousands, except per share amounts)
Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$10,958,229
Comprehensive income, net of tax:
Net income				190,691		190,691
Net change in interest rate cash flow hedges, net of tax expense: $10					42	42
Other postretirement benefits liability adjustment, net of tax expense: $26					76	76
Dividends ($0.03 per share)				(7,652)		(7,652)
Share-based compensation plans	527	(11,327)	9,529			(1,798)
Change in accounting principle (a)				496	(496)	—
Balance at March 31, 2019	254,999	$7,817,227	$(39,665)	$3,367,810	$(5,784)	$11,139,588

Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$9,803,588
Comprehensive income, net of tax:
Net loss				(167,139)		(167,139)
Other postretirement benefits liability adjustment, net of tax expense: $24					12	12
Dividends ($0.03 per share)				(7,664)		(7,664)
Share-based compensation plans	91	3,426	1,655			5,081
Balance at March 31, 2020	255,262	$7,821,631	$(30,852)	$1,848,286	$(5,187)	$9,633,878

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)Related to adoption of ASU 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2020 and December 31, 2019, the results of its operations, cash flows and equity for the three month periods ended March 31, 2020 and 2019. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all information and notes required by GAAP for complete financial statements.

For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold and requires entities to reflect their current estimate of all expected credit losses. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from its scope that have a contractual right to receive cash. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2020 with no changes to its methodology, financial statements or disclosures.

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation – Share Compensation, to include share-based payment transactions where a grantor acquires goods or services from a nonemployee. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU on January 1, 2020 with no changes to its methodology, financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU on January 1, 2020 with no changes to its methodology, financial statements or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU provides guidance on accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU prospectively on January 1, 2020, at which point onward applicable costs were capitalized to the Condensed Consolidated Balance Sheet rather than expensed to selling, general and administrative expense in the Statement of Condensed Consolidated Operations. For the three months ended March 31, 2020, such capitalized costs were approximately $1 million.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by eliminating certain exceptions to ASC 740, Income Taxes, related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. In addition, this ASU simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates and provides clarification on accounting for transactions that result in a step up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is evaluating the impact this standard will have on its financial statements and related disclosures.

2. Revenue from Contracts with Customers

Under the Company's natural gas, natural gas liquids (NGLs) and oil sales contracts, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the commodity is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company's efforts to satisfy the performance obligations. Other contracts, such as fixed price contracts or contracts with a fixed differential to New York Mercantile Exchange (NYMEX) or index prices, contain fixed consideration. The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

Based on management's judgment, the performance obligations for the sale of natural gas, NGLs and oil are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas, NGLs or oil is delivered to the designated sales point.

The sales of natural gas, NGLs and oil presented in the Statements of Condensed Consolidated Operations represent the Company's share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, NGLs and oil on behalf of royalty or working interest owners, the Company is acting as an agent and, thus, reports the revenue on a net basis.

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recognized amounts due from contracts with customers of $277.2 million and $384.0 million in accounts receivable in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

The table below provides disaggregated information on the Company's revenues. Certain contracts that provide for the release of capacity that is not used to transport the Company's produced volumes are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. The costs of, and recoveries on, such capacity are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$673,230	$1,193,849
NGLs sales	35,756	69,604
Oil sales	6,215	8,160
Total revenues from contracts with customers	$715,201	$1,271,613

Other sources of revenue:
Gain (loss) on derivatives not designated as hedges	389,436	(131,996)
Net marketing services and other	2,420	3,556
Total operating revenues	$1,107,057	$1,143,173

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of March 31, 2020. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2020.

	2020 (a)	2021	2022	2023	Total
	(Thousands)
Natural gas sales	$26,826	$178,100	$8,158	$6,794	$219,878

(a)April 1 through December 31.

3. Derivative Instruments

The Company's primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect the Company's operating results. The Company uses derivative commodity instruments to hedge its cash flows from sales of produced natural gas and NGLs. The overall objective of the Company's hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices.

The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. These agreements may require payments to, or receipt of payments from, counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements when executing its commodity hedging strategy. The Company typically enters into over the counter (OTC) derivative commodity instruments with financial institutions, and the creditworthiness of all counterparties is regularly monitored.

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized in operating revenues in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

Contracts that result in physical delivery of a commodity expected to be sold by the Company in the normal course of business are generally designated as normal sales and are exempt from derivative accounting. Contracts that result in the physical receipt or delivery of a commodity but are not designated or do not meet all of the criteria to qualify for the normal purchase and normal sale scope exception are subject to derivative accounting.

The Company's OTC derivative instruments generally require settlement in cash. The Company also enters into exchange traded derivative commodity instruments that are generally settled with offsetting positions. Settlements of derivative commodity instruments are reported as a component of cash flows from operating activities in the Statements of Condensed Consolidated Cash Flows.

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 1,846 Bcf and 1,644 Bcf of natural gas as of March 31, 2020 and December 31, 2019, respectively. The open positions at both March 31, 2020 and December 31, 2019 had maturities extending through December 2024.

When the net fair value of any of the Company's swap agreements represents a liability to the Company that is in excess of the agreed-upon threshold between the Company and the counterparty, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the net fair value of any of the Company's swap agreements represents an asset to the Company that is in excess of the agreed-upon threshold between the Company and the counterparty, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the threshold amount. The Company records these amounts as a current liability in the Condensed Consolidated Balance Sheets. There were no such deposits recorded in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these amounts as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. There were $1.1 million and $12.6 million of such deposits recorded as a current asset as of March 31, 2020 and December 31, 2019, respectively, and $20.0 million recorded as a current liability as of March 31, 2020 in the Condensed Consolidated Balance Sheets.

Refer to Note 9 for a discussion of the derivative liability recorded in connection with the Equitrans Share Exchange (defined in Note 9).

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below reflects the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
March 31, 2020
Asset derivative instruments, at fair value	$1,053,502	$(315,171)	$(20,044)	$718,287
Liability derivative instruments, at fair value	526,601	(315,171)	(1,077)	210,353

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$(226,116)	$—	$586,548
Liability derivative instruments, at fair value	312,696	(226,116)	(12,606)	73,974

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below investment grade, additional collateral must be deposited with the counterparty if the associated derivative liability exceeds certain thresholds. The additional collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Rating Service (Fitch). Anything below these ratings is considered non-investment grade. As of March 31, 2020, the Company's senior notes were rated "Ba1" by Moody's and "BB+" by S&P. Margin deposits on the Company's derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between hedging counterparties and the Company. As of March 31, 2020, the aggregate fair value of all OTC derivative instruments with credit risk-related contingent features that were in a net liability position was $44.7 million, for which the Company had no collateral posted.

In April 2020, Moody's and S&P downgraded the Company's senior notes credit rating to "Ba3" and "BB–," respectively. As a result, as of May 1, 2020, the Company posted approximately $19 million of margin deposits with counterparties pursuant to the Company's derivative instruments. Refer to Note 6 for a discussion of margin deposit and other collateral exposure.

The Company has not executed any interest rate swaps since 2011. As of December 31, 2019, amounts related to historical interest rate swaps that had been previously recorded in accumulated other comprehensive income (OCI) were fully reclassified into interest expense. See Note 8.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
4. Fair Value Measurements

The Company records its financial instruments, which are principally derivative instruments, at fair value in the Condensed Consolidated Balance Sheets. The Company estimates the fair value of its financial instruments using quoted market prices when available. If quoted market prices are not available, fair value is based on models that use market-based parameters, including forward curves, discount rates, volatilities and nonperformance risk, as inputs. Nonperformance risk considers the effect of the Company's credit standing on the fair value of liabilities and the effect of the counterparty's credit standing on the fair value of assets. The Company estimates nonperformance risk by analyzing publicly available market information, including a comparison of the yield on debt instruments with credit ratings similar to the Company's or counterparty's credit rating and the yield on a risk-free instrument.

The Company has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Assets and liabilities that use Level 2 inputs primarily include the Company's swap, collar and option agreements.

Exchange traded commodity swaps have Level 1 inputs. The fair value of the commodity swaps with Level 2 inputs is based on standard industry income approach models that use significant observable inputs, including, but not limited to, NYMEX natural gas forward curves, LIBOR-based discount rates, basis forward curves and natural gas liquids forward curves. The Company's collars and options are valued using standard industry income approach option models. The significant observable inputs used by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
March 31, 2020
Asset derivative instruments, at fair value	$1,053,502	$154,591	$898,911	$—
Liability derivative instruments, at fair value	526,601	121,381	405,220	—

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$95,041	$717,623	$—
Liability derivative instruments, at fair value	312,696	71,107	241,589	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of the Company's investment in Equitrans Midstream Corporation (Equitrans Midstream) approximates fair value as Equitrans Midstream is a publicly traded company. The carrying values of borrowings on the Company's credit facility and term loan facility approximate fair value as the interest rates are based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

The Company has an immaterial investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies. The investment is valued using, as a practical expedient, the net asset value provided in the financial statements received from fund managers and is recorded in other assets in the Condensed Consolidated Balance Sheets.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2020 and December 31, 2019, the Company's senior notes had a fair value of approximately $3.2 billion and $3.9 billion, respectively, and a carrying value of approximately $4.1 billion and $3.9 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
based discount rate and is a Level 3 fair value measurement. As of March 31, 2020 and December 31, 2019, the Company's note payable to EQM had a fair value of approximately $125 million and $128 million, respectively, and a carrying value of approximately $109 million and $110 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Notes 9 and 10 for a discussion of the fair value measurement of the Equitrans Share Exchange and 2020 Asset Exchange Transactions, respectively. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the fair value of assets related to the impairment and expiration of leases.

5. Income Taxes

For the three months ended March 31, 2020 and 2019, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2020.

The Company recorded income tax expense at an effective tax rate of (24.4)% and 16.7% for the three months ended March 31, 2020 and 2019, respectively. The Company's effective tax rate for the three months ended March 31, 2020 was lower compared to the U.S. federal statutory rate due primarily to valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred in the first quarter of 2020 that, if such investment is sold, would become capital losses. The Company believes it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

The Company's effective tax rate for the three months ended March 31, 2019 was lower compared to the U.S. federal statutory rate due primarily to the Company's reversal of its valuation allowance related to Alternative Minimum Tax (AMT) refund sequestration as a result of an Internal Revenue Service (IRS) announcement that reversed the IRS's prior position that 6.2% of AMT refunds are subject to sequestration by the U.S. federal government.

On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act accelerated the Company's ability to claim federal refunds of AMT credits, increasing the Company's expected, collectable refund in 2020 by $94.8 million to $379.3 million, which is recorded in tax receivable in the Condensed Consolidated Balance Sheet as of March 31, 2020. The CARES Act also increased the interest expense limitation from 30% to 50% of adjusted taxable income (ATI) and provides the Company the option to use its 2019 ATI in 2020. Further, the CARES Act modified certain net operating loss (NOL) rules, including allowing five year carrybacks for NOL's arising in 2018, 2019 and 2020 and temporarily removing the 80% taxable income NOL utilization limit for those periods. The Company does not expect any other tax-related provisions of the CARES Act to have a material impact on its financial statements and related disclosures.

6. Debt

Credit facility. The Company has a $2.5 billion credit facility that expires in July 2022.

The Company had $0.7 billion of letters of credit outstanding under its credit facility as of March 31, 2020 and no letters of credit outstanding under its credit facility as of December 31, 2019. As of May 1, 2020, the Company had sufficient unused borrowing capacity, net of letters of credit, under its credit facility to satisfy any requests for margin deposit or other collateral that its counterparties are permitted to request of the Company pursuant to the Company's derivative instruments, midstream services contracts and other contracts. As of May 1, 2020, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, margin deposits and other collateral posted of approximately $0.9 billion in the aggregate.

Under the Company's credit facility, for the three months ended March 31, 2020 and 2019, the maximum amounts of outstanding borrowings were $0.4 billion and $1.1 billion, respectively, the average daily balances were approximately $0.1 billion and $0.6 billion, respectively, and interest was incurred at weighted average annual interest rates of 3.2% and 4.0%, respectively. As a result of the downgrades of the Company's senior notes credit rating discussed below, the margin on base rate loans increased

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
from 0.75% as of March 31, 2020 to 1.00%, and the margin on Eurodollar rate loans increased from 1.75% as of March 31, 2020 to 2.00%.

Term loan facility. Effective May 2019, the Company has a $1.0 billion term loan facility that matures in May 2021. For the three months ended March 31, 2020, interest was incurred on the Company's term loan facility borrowings at a weighted average annual interest rate of 2.8%. As of March 31, 2020 and December 31, 2019 the margins on the Company's term loan facility borrowings were 1.25% and 1.00%, respectively. As a result of the downgrades of the Company's senior notes credit rating discussed below, the margin on the Company's term loan facility borrowings increased to 1.50%.

Senior notes. On January 21, 2020, the Company issued $1.0 billion aggregate principal amount of 6.125% senior notes due February 1, 2025 and $750 million aggregate principal amount of 7.000% senior notes due February 1, 2030 (together, the Adjustable Rate Notes). The Company used the net proceeds from the Adjustable Rate Notes to repay $500 million aggregate principal amount of the Company's floating rate notes, $500 million aggregate principal amount of the Company's 2.50% senior notes, $500 million aggregate principal amount of the Company's 4.875% senior notes and $200 million of the Company's term loan facility borrowings. The Company's floating rate notes and 2.50% senior notes were fully redeemed at a price of 100% and 100.446% (inclusive of a make whole call premium), respectively, plus accrued but unpaid interest of $1.2 million and $4.2 million, respectively. This resulted in the payment of make whole call premiums of $2.2 million related to the Company's 2.50% senior notes. The $500 million aggregate principal amount of the Company's 4.875% senior notes was redeemed at a total cost of $517.4 million, inclusive of a tender premium of $10.0 million and accrued but unpaid interest of $7.4 million.

As a result of downgrades of the Company's senior notes credit rating that occurred subsequent to the issuance of the Adjustable Rate Notes, including those discussed below, the interest rate on the 6.125% senior notes will increase to 7.875% and the interest rate on the 7.000% senior notes will increase to 8.750% beginning with the interest payment period that starts on August 1, 2020. Interest rate adjustments under the Adjustable Rate Notes cannot exceed 2% of the interest rate first set forth on the face of the senior notes.

Subsequent events. In April 2020, Moody's and S&P downgraded the Company's senior notes credit rating to "Ba3" and "BB–," respectively.

In addition, in April 2020, the Company repurchased approximately $4.6 million aggregate principal amount of its 4.875% senior notes pursuant to privately negotiated open market purchases.

On April 28, 2020, the Company issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes) due May 1, 2026, unless earlier redeemed, repurchased or converted. The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Upon conversion of the Convertible Notes, which may not occur prior to May 5, 2023, the Company may satisfy its conversion obligation by paying or delivering to the holder of the Convertible Notes, cash, EQT common stock or a combination thereof, at the Company's election. The Company used $32.5 million of the net proceeds from the offering to pay the cost of the Capped Call Transactions described below and $450 million of the net proceeds to repay a portion of the Company's term loan facility borrowings. As of May 1, 2020, the Company had approximately $350 million in term loan facility borrowings outstanding. The Company intends to use the remainder of the net proceeds to repay or redeem other outstanding indebtedness and for general corporate purposes.

In connection with the Convertible Notes offering, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions), the purpose of which is to reduce the potential dilution to EQT common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted notes, with such reduction and offset subject to a cap. The Capped Call Transactions have a strike price of $15.00 per share of EQT common stock and a capped price of $18.75 per share of EQT common stock.

7. Earnings Per Share (EPS)

The Company reported a net loss for the three months ended March 31, 2020; therefore, all potentially dilutive securities, composed of restricted stock and performance awards of 1,909,165, were excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on EPS. For the three months ended March 31, 2019, potentially dilutive securities included in the calculation of diluted weighted average shares outstanding were 347,237.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2020 and 2019, options to purchase common stock of 3,554,729 and 1,775,429, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

For the three months ended March 31, 2020, stock appreciation rights of 1,240,000 were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

8. Changes in Accumulated OCI (Loss) by Component

The following table summarizes the changes in accumulated OCI (loss) by component.

	Interest rate cash flow hedges, net of tax		Other postretirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)

January 1, 2019	$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	42	(a)	76	(b)	118
Change in accounting principle	—		(496)	(c)	(496)
March 31, 2019	$(345)		$(5,439)		$(5,784)

January 1, 2020	$—		$(5,199)		$(5,199)
Losses reclassified from accumulated OCI, net of tax	—		12	(b)	12
March 31, 2020	$—		$(5,187)		$(5,187)

(a)Losses, net of tax, related to interest rate cash flow hedges were reclassified from accumulated OCI into interest expense.
(b)Losses, net of tax, related to other postretirement benefits liability adjustment are attributable to net actuarial losses and net prior service costs.
(c)Related to adoption of ASU 2018-02.

9. Equitrans Share Exchange

On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with Equitrans Midstream, pursuant to which, among other things, the Company sold to Equitrans Midstream a total of 25,299,752 shares, or 50% of its ownership, of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The transactions contemplated by the Share Purchase Agreements closed on March 5, 2020 (the Share Purchase Closing Date). The rate relief was effected through the execution of the Consolidated GGA (defined herein). As of March 31, 2020, the Company owned approximately 11% of the outstanding shares of Equitrans Midstream's common stock.

On February 26, 2020 (the Consolidated GGA Effective Date), the Company entered into a gas gathering and compression agreement (the Consolidated GGA) with an affiliate of EQM, pursuant to which, among other things, EQM agreed to provide to the Company gas gathering services in the Marcellus and Utica Shales of Pennsylvania and West Virginia, and the Company committed to an initial annual minimum volume commitment of 3.0 Bcf per day and an acreage dedication in Pennsylvania and West Virginia. The Consolidated GGA is effective through December 31, 2035 and will renew annually thereafter unless terminated by the Company or EQM. The Consolidated GGA provides for additional cash bonus payments (the Henry Hub Cash Bonus) made by the Company to EQM during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline (MVP) is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. In addition, the Consolidated GGA provides a cash payment option that grants the Company the right to receive payments from EQM in the event that the MVP in-service date has not occurred prior to January 1, 2022.

On the Share Purchase Closing Date, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief provided by the Consolidated GGA of $410 million, of which $26.7 million was classified as current, a derivative liability related to the Henry Hub Cash Bonus of approximately $117 million and a decrease in the Company's investment in Equitrans Midstream of approximately $158 million. The resulting gain of approximately

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
$187 million was recorded in the Statement of Condensed Consolidated Operations. Beginning in the first quarter of 2021, the Company will recognize amortization of the contract asset over a period of four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief provided by the Consolidated GGA.

The fair value of the contract asset was based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Key assumptions used in the fair value calculation included an estimated production volume forecast and a market-based discount rate. The fair value of the derivative liability for the Henry Hub Cash Bonus was based on significant inputs that were interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

10. 2020 Asset Exchange Transactions

During the first quarter of 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 5,000 aggregate net revenue interest acres for approximately 5,000 aggregate net revenue interest acres, all of which are located primarily in Greene County, Pennsylvania. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $48.9 million in loss on exchange of long-lived assets in the Statement of Condensed Consolidated Operations for the three months ended March 31, 2020. The fair value of leases acquired were based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included market-based prices for comparable acreage.

11. Share-Based Compensation Plans

Effective in 2020, the Management Development and Compensation Committee of the Company's Board of Directors (the Compensation Committee) adopted the 2020 Incentive Performance Share Unit Program (the 2020 Incentive PSU Program) under the 2019 Long-Term Incentive Plan. The 2020 Incentive PSU Program was established to provide long-term incentive opportunities to key employees to further align their interests with the interests of shareholders and customers and the strategic objectives of the Company. The Company granted 1,376,198 units under the 2020 Incentive PSU Program during the first quarter of 2020. The units will vest following a three-year performance period and will be settled in EQT common stock. The payout factor will vary between zero and 150% of the number of outstanding units contingent upon the performance of adjusted well costs, adjusted free cash flow and total shareholder return relative to a predefined peer group, in each case, over the performance period.

Effective January 13, 2020, the Compensation Committee granted 1,240,000 non-qualified stock appreciation rights exercisable in EQT common stock, cash or a combination thereof based on the excess of the fair market value of a share of EQT common stock as of the date of exercise over a base price of $10.00. The stock appreciation rights are subject to service and performance conditions.

Effective February 27, 2020, the Compensation Committee granted 1,000,000 non-qualified stock options to the President and Chief Executive Officer of the Company. The 2020 options expire on the seventh anniversary of the grant date, have an exercise price of $10.00 and vest in three equal annual installments beginning on the first anniversary of the grant date.

Effective in 2020, the Compensation Committee granted 1,705,390 restricted stock equity awards. The restricted stock equity awards vest in three equal annual installments beginning on the first anniversary of the grant date, assuming continued employment with the Company by the award recipient.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this report.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in section "Outlook" herein and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of EQT Corporation and its subsidiaries (collectively, EQT or the Company), including guidance regarding the Company's strategy to develop its reserves; drilling plans and programs (including the number, type, depth, spacing, lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); projections of wells to be drilled per combo-development project; estimated reserves, including potential future downward adjustments of reserves and reserve life; total resource potential and drilling inventory duration; projected production and sales volumes and growth rates (including liquids production and sales volumes and growth rates); changes in basis; potential impacts to the Company's business and operations resulting from the COVID-19 pandemic; the effects of the COVID-19 pandemic and actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other allied countries (collectively known as OPEC+) as it pertains to the global supply and demand of, and prices for, natural gas, NGLs and oil; the impact of commodity prices on the Company's business; potential future impairments of the Company's assets; the Company's ability to reduce its drilling and completions costs, other costs and expenses, and capital expenditures, and the timing of achieving any such reductions; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; the Company's ability to successfully implement and execute the executive management team's operational, organizational and technological initiatives, and achieve the anticipated results of such initiatives; the projected reduction of the Company's gathering and compression rates resulting from the Company's consolidated gas gathering and compression agreement with EQM Midstream Partners, LP, and the anticipated cost savings and other strategic benefits associated with the execution of such agreement; monetization transactions, including asset sales, joint ventures or other transactions involving the Company's assets, the timing of such monetization transactions, if at all, the projected proceeds from such monetization transactions and the Company's planned use of such proceeds; potential acquisition transactions; the projected capital efficiency savings and other operating efficiencies and synergies resulting from the Company's monetization transactions and acquisition transactions, including the Company's ability to achieve the anticipated synergies and efficiencies from its acquisition of Rice Energy Inc. and the Company's ability to achieve the anticipated operational, financial and strategic benefits of the spin-off of Equitrans Midstream Corporation (Equitrans Midstream) from the Company; the timing and structure of any dispositions of the Company's remaining retained shares of Equitrans Midstream's common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any redemptions or repurchases of EQT common stock or outstanding debt securities; the Company's ability to reduce its debt and the timing of such reductions, if any; projected dividends, if any; projected cash flows and free cash flow; projected capital expenditures; liquidity and financing requirements, including funding sources and availability; the Company's ability to maintain or improve its credit ratings, leverage levels and financial profile; the Company's hedging strategy; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth in Item 1A., "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss for the three months ended March 31, 2020 was $167.1 million, $0.65 per diluted share, compared to net income for the same period in 2019 of $190.7 million, $0.75 per diluted share. The decrease was attributable primarily to the loss on investment in Equitrans Midstream, the loss on exchange of long-lived assets, decreased operating revenues, increased impairment and expiration of leases and the loss on debt extinguishment, partly offset by the gain on the Equitrans Share Exchange (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), decreased depreciation and depletion expense and decreased selling, general and administrative expense.

See "Sales Volumes and Revenues," "Production-Related Operating Expenses" and "Other Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

Average Realized Price Reconciliation

The following table presents detailed natural gas and liquids operational information to assist in the understanding of the Company's consolidated operations, including the calculation of the Company's average realized price ($/Mcfe), which is based on adjusted operating revenues, a non-GAAP supplemental financial measure. Adjusted operating revenues is presented because it is an important measure used by the Company's management to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues should not be considered as an alternative to total operating revenues. See "Non-GAAP Financial Measures Reconciliation" for a reconciliation of adjusted operating revenues with total operating revenues, the most directly comparable financial measure calculated in accordance with GAAP.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2020	2019
	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	369,742	363,717
NYMEX price ($/MMBtu) (a)	$1.95	$3.15
Btu uplift	0.10	0.15
Natural gas price ($/Mcf)	$2.05	$3.30

Basis ($/Mcf) (b)	$(0.22)	$(0.02)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.05	(0.12)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.17)	$(0.14)

Average adjusted price ($/Mcf)	$1.88	$3.16
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.60	(0.06)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.48	$3.10

Natural gas sales, including cash settled derivatives	$915,411	$1,129,201

LIQUIDS
Natural gas liquids (NGLs), excluding ethane:
Sales volume (MMcfe) (c)	10,820	12,549
Sales volume (Mbbl)	1,803	2,091
Price ($/Bbl)	$18.58	$29.86
Cash settled derivatives (not designated as hedges) ($/Bbl)	—	1.65
Average NGLs price, including cash settled derivatives ($/Bbl)	$18.58	$31.51
NGLs sales	$33,511	$65,903
Ethane:
Sales volume (MMcfe) (c)	3,329	5,938
Sales volume (Mbbl)	555	990
Price ($/Bbl)	$4.05	$7.23
Ethane sales	$2,245	$7,152
Oil:
Sales volume (MMcfe) (c)	1,179	1,266
Sales volume (Mbbl)	197	211
Price ($/Bbl)	$31.63	$38.67
Oil sales	$6,215	$8,160

Total liquids sales volume (MMcfe) (c)	15,328	19,753
Total liquids sales volume (Mbbl)	2,555	3,292
Total liquids sales	$41,971	$81,215

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (d)	$957,382	$1,210,416
Total sales volume (MMcfe)	385,070	383,470
Average realized price ($/Mcfe)	$2.49	$3.16

(a)The Company's volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $1.95 and $3.15 for the three months ended March 31, 2020 and 2019, respectively.
(b)Basis represents the difference between the ultimate sales price for natural gas and the NYMEX natural gas price.
(c)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.
(d)Total natural gas and liquids sales, including cash settled derivatives, is also referred to in this report as adjusted operating revenues, a non-GAAP supplemental financial measure.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures Reconciliation

The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, with total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to in this report as total natural gas and liquids sales, including cash settled derivatives) is presented because it is an important measure used by the Company's management to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues excludes the revenue impacts of changes in the fair value of derivative instruments prior to settlement and net marketing services and other. Management uses adjusted operating revenues to evaluate earnings trends because, as a result of the measure's exclusion of the often-volatile changes in the fair value of derivative instruments prior to settlement, the measure reflects only the impact of settled derivative contracts. Net marketing services and other primarily includes the costs of, and recoveries on, pipeline capacity releases. Because management considers net marketing services and other to be unrelated to the Company's natural gas and liquids production activities, adjusted operating revenues excludes net marketing services and other. Management believes that adjusted operating revenues provides useful information to investors for evaluating period-to-period comparisons of earnings trends.

	Three Months Ended March 31,
	2020	2019
	(Thousands, unless otherwise noted)
Total operating revenues	$1,107,057	$1,143,173
Add (deduct):
(Gain) loss on derivatives not designated as hedges	(389,436)	131,996
Net cash settlements received (paid) on derivatives not designated as hedges	245,736	(63,634)
Premiums (paid) received for derivatives that settled during the period	(3,555)	2,437
Net marketing services and other	(2,420)	(3,556)
Adjusted operating revenues, a non-GAAP financial measure	$957,382	$1,210,416

Total sales volumes (MMcfe)	385,070	383,470
Average realized price ($/Mcfe)	$2.49	$3.16

Sales Volumes and Revenues

	Three Months Ended March 31,
	2020	2019	%
	(Thousands, unless otherwise noted)
Sales volumes by shale (MMcfe):
Marcellus (a)	333,751	327,085	2.0
Ohio Utica	49,775	54,625	(8.9)
Other	1,544	1,760	(12.3)
Total sales volumes (b)	385,070	383,470	0.4

Average daily sales volumes (MMcfe/d)	4,232	4,261	(0.7)

Operating revenues:
Sales of natural gas, NGLs and oil	$715,201	$1,271,613	(43.8)
Gain (loss) on derivatives not designated as hedges	389,436	(131,996)	(395.0)
Net marketing services and other	2,420	3,556	(31.9)
Total operating revenues	$1,107,057	$1,143,173	(3.2)

(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended March 31, 2020 compared to the same period in 2019 due to a lower average realized price and relatively flat sales volume growth. Average realized price decreased due to lower NYMEX prices and lower liquids prices, partly offset by higher cash settled derivatives. For the three months ended March 31, 2020 and 2019, the Company received $245.7 million and paid $63.6 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Gain (loss) on derivatives not designated as hedges. For the three months ended March 31, 2020 and 2019, the Company recognized a gain of $389.4 million and a loss of $132.0 million, respectively, on derivatives not designated as hedges. The gain for the three months ended March 31, 2020 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices. The loss for 2019 was related primarily to decreases in the fair market value of the Company's NYMEX and basis swaps due to increases in NYMEX and basis prices.

Production-Related Operating Expenses

The following table presents information on the Company's production-related operating expenses.

	Three Months Ended March 31,
	2020	2019	%
	(Thousands, unless otherwise noted)
Per Unit ($/Mcfe):
Gathering	$0.68	$0.69	(1.4)
Transmission	0.38	0.37	2.7
Processing	0.08	0.08	—
Lease operating expenses (LOE), excluding production taxes	0.07	0.06	16.7
Production taxes	0.03	0.05	(40.0)
Selling, general and administrative	0.09	0.13	(30.8)
Production depletion	0.92	1.01	(8.9)

Operating expenses:
Gathering	$261,721	$264,484	(1.0)
Transmission	147,162	142,423	3.3
Processing	30,951	32,339	(4.3)
LOE, excluding production taxes	28,023	23,072	21.5
Production taxes	12,357	20,336	(39.2)
Exploration	923	1,007	(8.3)
Selling, general and administrative	34,938	48,978	(28.7)

Production depletion	$353,077	$387,414	(8.9)
Other depreciation and depletion	4,449	3,699	20.3
Total depreciation and depletion	$357,526	$391,113	(8.6)

Transportation and processing. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 due to a favorable overall gathering rate, partly offset by increased gathered volumes. Transmission expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to higher costs associated with unreleased capacity on the Tennessee Gas Pipeline. Processing expense decreased on an absolute basis for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to decreased processed volumes.

Production. LOE increased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to higher repairs and maintenance costs as a result of the Company's increased focus on optimizing

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
production from currently producing wells. Production taxes decreased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to lower severance taxes as a result of lower pricing.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 as a result of decreased litigation expenses and decreased long-term incentive compensation due to changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in the Company's stock price and performance conditions.

Depreciation and depletion. Production depletion decreased on an absolute and per Mcfe basis for the three months ended March 31, 2020 compared to the same period in 2019 due primarily to a lower depletion rate.

Other Operating Expenses

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2020 was $7.5 million compared to $10.3 million for the same period in 2019. The decrease was due primarily to the impairment of intangible assets recognized in the third quarter of 2019, which decreased the amortization rate.

Loss on exchange of long-lived assets. During the first quarter of 2020, the Company recognized a loss on exchange of long-lived assets of $48.9 million related to the 2020 Asset Exchange Transactions. See Note 10 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended March 31, 2020 was $53.8 million compared to $29.5 million for the same period in 2019. The increase was driven by increased lease expirations due to the Company's change in strategic focus to core development opportunities as well as changes in market condition.

Proxy, transaction and reorganization. Proxy, transaction and reorganization expense for the three months ended March 31, 2019 was related to proxy costs.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, the Company recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 9 to the Condensed Consolidated Financial Statements.

Loss (gain) on investment in Equitrans Midstream Corporation. The Company's investment in Equitrans Midstream is recorded at fair value by multiplying the closing stock price of Equitrans Midstream's common stock by the number of shares of Equitrans Midstream's common stock owned by the Company. Changes in fair value are recorded in loss (gain) on investment in Equitrans Midstream Corporation in the Statements of Condensed Consolidated Operations. The Company's investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $5.03 and $13.36 as of March 31, 2020 and December 31, 2019, respectively. Note, the effect of the Company's sale of 50% of its ownership of its retained shares of Equitrans Midstream's common stock was recorded as a reduction to the investment in Equitrans Midstream in conjunction with the Company's recognition of the gain on the Equitrans Share Exchange. See Note 9 to the Condensed Consolidated Financial Statements.

Dividend and other income. Dividend and other income increased due primarily to higher dividends received from Equitrans Midstream.

Loss on debt extinguishment. During the first quarter of 2020, the Company recognized a loss on debt extinguishment of $16.6 million related to the repayment of the Company's 4.875% senior notes, 2.50% senior notes and floating rate notes. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense increased for the three months ended March 31, 2020 compared to the same period in 2019 due to increased interest incurred on new debt, including borrowings on the Company's term loan facility and the senior notes issued in January 2020, as well as interest incurred on letters of credit issued during the first quarter of 2020. These increases were partly offset by lower interest incurred due to the repayment of the Company's 8.125% senior notes, 2.50% senior notes, floating rate notes and 4.875% senior notes and decreased borrowings on the Company's credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Income tax expense. See Note 5 to the Condensed Consolidated Financial Statements.

Outlook

In 2020, the Company expects to spend $1.075 billion to $1.175 billion in total capital expenditures, which are expected to be funded by operating cash flow and, if required, borrowings on the Company's credit facility. Sales volumes in 2020 are expected to be 1,450 Bcfe to 1,500 Bcfe.

The Company's revenues, profitability, ability to grow, liquidity and financial performance are substantially dependent on the prices it receives for, and the Company's ability to develop its reserves of, natural gas, NGLs and oil. Changes in natural gas, NGLs and oil prices could affect, among other things, the Company's development plans, which would increase or decrease the pace of the development and the level of the Company's reserves, as well as the Company's revenues, earnings or liquidity. Lower prices and changes in development plans could also result in non-cash impairments of the book value of the Company's oil and gas properties or other long-lived assets or downward adjustments to the Company's estimated proved reserves. Any such impairments or downward adjustments to the Company's estimated reserves could potentially be material to the Company's financial statements. Increases in natural gas, NGLs or oil prices may be accompanied by, or result in, increased well drilling costs, production taxes, lease operating expenses, volatility in seasonal gas price spreads for the Company's storage assets and end-user conservation or conversion to alternative fuels. In addition, to the extent the Company has hedged its production at prices below the current market price, the Company will not benefit fully from any increase in the price of natural gas.

See "Critical Accounting Policies and Estimates" herein and Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's accounting policies and significant assumptions related to impairment of the Company's oil and gas properties.

See Item 1A., "Risk Factors – Natural gas, NGLs and oil price declines and changes in our development strategy have resulted in impairment of certain of our assets. Future declines in commodity prices, increases in operating costs or adverse changes in well performance or additional changes in our development strategy may result in additional write-downs of the carrying amounts of our assets, including long lived intangible assets, which could materially and adversely affect our results of operations in future periods" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Oil Price War

The energy industry is currently experiencing two significant external stimuli that are impacting both day-to-day operations and the macro environment. The novel coronavirus, or COVID-19, outbreak and ensuing "stay at home" mandates throughout the United States and other parts of the world have resulted in decreased demand for natural gas, NGLs and oil. Additionally, in March 2020, the group of oil producing nations known as OPEC+ failed to reach an agreement over proposed oil production cuts stemming from the decrease in global demand for oil in light of the COVID-19 pandemic (the oil price war). Although the members of OPEC+ eventually reached an agreement in April 2020 to reduce their oil production beginning in May 2020 and continuing through April 2022, the OPEC+ members' production of oil in the interim period prior to the commencement of the production cuts has led to significant increases in the supply, and decreases in the price, of oil.

Impact of COVID-19 on the Company's Operations. To date, the Company has experienced limited operational impacts as a direct result of work from home restrictions or COVID-19. As a "life-sustaining" business under the guidelines issued by each of the states in which the Company operates, the Company has been allowed to continue operations, provided that non-essential personnel have been required to work from home. One of the primary actions taken by the Company's new management team over the past nine months has been the establishment of a digital work environment, which has allowed the Company to maintain the engagement and connectivity of its personnel as well as minimize the number of employees required in the office and field.

Impact of Oil Price War on the Company's Operations. The Company has had, and expects to have, limited direct operational impacts from the oil price war. The oversupply of oil and NGLs resulting from the demand destruction attributable to the COVID-19 pandemic is anticipated by some market participants to result in a lack of storage capacity and ultimately the shutting in of certain oil and NGLs production. The Company has limited oil and NGLs exposure, with approximately 95% of its production being natural gas.

Impact of COVID-19 and Oil Price War on the Company's Outlook. The prices for natural gas, NGLs and oil have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of recent world developments in 2020. Oil prices in particular have recently plummeted. However, strip pricing for natural gas has increased

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
meaningfully as a result of the oil price war, with the principal contributing factor believed to be the market expectation that supply decreases in associated natural gas (defined as natural gas produced as a byproduct of principally oil production activities) as a result of reduced or curtailed operations in oil basins will more than offset reduced demand for natural gas as a result of the COVID-19 pandemic. The impact of these recent developments on natural gas prices and the Company's business are unpredictable, and there is no assurance that natural gas prices will remain at recently elevated prices or that any positive impact from the oil price war will outweigh the negative impact from reduced demand for natural gas as a result of the COVID-19 pandemic or other factors. See Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A., "Risk Factors – The outbreak of the novel coronavirus, or COVID-19, has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows" in this Quarterly Report on Form 10-Q.

Deleveraging Plan

In October 2019, the Company announced a plan to reduce its debt by approximately 30%, or approximately $1.5 billion (the Deleveraging Plan), by mid-2020 through asset monetizations and increased free cash flow. The Deleveraging Plan contemplates generating targeted proceeds from monetizations of select, non-core exploration and production assets, core mineral assets and/or the Company’s retained equity interest in Equitrans Midstream.

The Company continues to actively pursue monetization opportunities for certain of its non-core assets, and it is in advanced stages of negotiations for the sale of certain of its non-core assets principally located in central Pennsylvania for an anticipated sale price of approximately $125 million. Given current market conditions and the Company's expectation that natural gas prices may improve further starting in the second half of 2020, the Company intends to more selectively explore non-core asset sales and opportunistically assess monetizing its remaining equity interest in Equitrans Midstream in a strategic manner in lieu of attempting to fully achieve the Deleveraging Plan by mid-2020. The Company believes that the combination of the anticipated proceeds from these asset sales, anticipated income tax refunds of $391.7 million (in part accelerated by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act)) and improved realized free cash flow amounts as a result of accelerated well cost reductions will be sufficient to allow the Company to repay or refinance its debt maturing in 2021 by the end of 2020. Until the Company's leverage target is achieved, the Company expects to use all free cash flow and divestiture proceeds to reduce its debt.

The successful execution of the Deleveraging Plan is based on the Company's current expectations, including with respect to matters beyond its control, and is subject to change. There can be no assurance that the Company will be able to find attractive asset monetization opportunities or that such transactions will be completed on its anticipated timeframe, if at all. Furthermore, the Company's estimated value for the assets to be monetized under the Deleveraging Plan involves multiple assumptions and judgments about future events that are inherently uncertain; accordingly, there can be no assurance that the resulting net cash proceeds from asset monetization transactions will be as anticipated, even if such transactions are consummated. Some of the factors that could affect the Company's ability to successfully execute the Deleveraging Plan include changes in the financial condition or prospects of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, if at all, the number of prospective purchasers, the number of competing assets on the market, unfavorable economic conditions, industry trends and changes in laws and regulations. If the Company is not able to successfully execute the Deleveraging Plan or otherwise reduce debt to a level the Company believes is appropriate, the Company’s credit ratings may be lowered, the Company may reduce or delay its planned capital expenditures or investments and the Company may revise or delay its strategic plans.

Capital Resources and Liquidity

Although the Company cannot provide any assurance, it believes cash flows from operating activities and availability under its credit facility should be sufficient to meet the Company's cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures and commitments for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $500 million for the three months ended March 31, 2020 compared to $871 million for the same period in 2019. The decrease was due primarily to lower cash operating revenues and unfavorable timing of working capital payments, partly offset by increased cash settlements received on derivatives not designated as hedges.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's cash flows from operating activities will be affected by movements in the market price for commodities. The Company is unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $204 million for the three months ended March 31, 2020 compared to $370 million for the same period in 2019. The decrease was due to lower capital expenditures as a result of the Company's change in strategic focus from production growth to capital efficiency as well as cash received for the Equitrans Share Exchange.

The following table summarizes the Company's capital expenditures.

	Three Months Ended March 31,
	2020	2019
	(Millions)
Reserve development	$223	$401
Land and lease	22	45
Capitalized overhead	11	17
Capitalized interest	4	7
Other production infrastructure	1	6
Other corporate items	1	—
Total capital expenditures	262	476
Add (deduct) non-cash items (a)	(6)	(105)
Total cash capital expenditures	$256	$371

(a)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate.

Financing Activities

Net cash used in financing activities was $283 million for the three months ended March 31, 2020 compared to $464 million for the same period in 2019. For the three months ended March 31, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt. For the three months ended March 31, 2019, the primary use of financing cash flows was net repayments of credit facility borrowings.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of the Company's debt.

On March 26, 2020, the Company announced its suspension of the quarterly cash dividend on its common stock for purposes of accelerating cash flow to be used for the Deleveraging Plan.

Depending on the Company's actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, the Company may from time to time seek to retire or repurchase its outstanding debt or equity securities through cash purchases in the open market or privately negotiated transactions. The amounts involved in any such transactions may be material. Additionally, the Company plans to dispose of its remaining retained shares of Equitrans Midstream's common stock and use the proceeds to reduce the Company's debt.

Income Tax Receivables

As of March 31, 2020, the Company had a tax receivable of $391.7 million in the Condensed Consolidated Balance Sheet. The tax receivable includes $379.3 million of expected federal refunds of Alternative Minimum Tax credits, $94.8 million of which was accelerated as a result of the CARES Act. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the CARES Act.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to the Company's debt instruments as of May 1, 2020. The Company's credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 4 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba3	Negative
Standard & Poor's Ratings Service (S&P)	BB–	Negative
Fitch Ratings Service (Fitch)	BB	Negative

As of March 31, 2020, the Company's senior notes were rated "Ba1" by Moody's, "BB+" by S&P and "BB" by Fitch, each with a "Negative" outlook. In April 2020, Moody's and S&P downgraded the Company's senior notes credit rating to "Ba3" and "BB–," respectively.

Changes in credit ratings may affect the Company's access to the capital markets, the cost of short-term debt through interest rates and fees under the Company's lines of credit, the interest rate on the Company's term loan facility and the Adjustable Rate Notes (defined in Note 6 to the Condensed Consolidated Financial Statements), the rates available on new long-term debt, the Company's pool of investors and funding sources, the borrowing costs and margin deposit requirements on the Company's derivative instruments and credit assurance requirements, including collateral, in support of the Company's midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on the Company's derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between hedging counterparties and the Company. As of May 1, 2020, the Company had sufficient unused borrowing capacity, net of letters of credit, under its credit facility to satisfy any requests for margin deposit or other collateral that its counterparties are permitted to request of the Company pursuant to the Company's derivative instruments, midstream services contracts and other contracts. As of May 1, 2020, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, margin deposits and other collateral posted of approximately $0.9 billion in the aggregate.

The Company's debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under the Company's credit facility and term loan facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company's credit facility and term loan facility each contain financial covenants that require the Company to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of March 31, 2020, the Company was in compliance with all debt provisions and covenants.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the borrowings on the Company's credit facility and term loan facility.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of the Company's commodity risk management program is related to hedging sales of the Company's produced natural gas. The overall objective of the Company's hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. The following table summarizes the approximate volumes and prices of the Company's NYMEX hedge positions through 2024 as of May 1, 2020.

	2020 (a)	2021	2022	2023	2024
Swaps:
Volume (MMDth)	852	466	—	2	2
Average Price ($/Dth)	$2.74	$2.50	$—	$2.67	$2.67
Calls – Net Short:
Volume (MMDth)	324	286	186	77	15
Average Short Strike Price ($/Dth)	$2.89	$2.80	$2.78	$2.96	$3.11
Puts – Net Long:
Volume (MMDth)	119	57	135	69	15
Average Long Strike Price ($/Dth)	$2.28	$2.38	$2.35	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	7	72	3	3	—
Average Price ($/Dth)	$2.64	$2.50	$2.52	$2.38	$—

(a)April 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in the Company's price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2020 (April 1 through December 31), 2021, 2022, 2023 and 2024, the Company has natural gas sales agreements for approximately 10 MMDth, 18 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.68, $3.17, $3.17, $2.84 and $3.21, respectively. The Company has also entered into derivative instruments to hedge basis. The Company may use other contractual agreements to implement its commodity hedging strategy.

See Item 3., "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Condensed Consolidated Financial Statements for further discussion of the Company's hedging program.

Off-Balance Sheet Arrangements

See Note 17 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's guarantees.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Schedule of Contractual Obligations

The following table presents the Company's long-term contractual obligations as of March 31, 2020.

	Total	2020 (a)	2021 – 2022	2023 – 2024	Thereafter
	(Thousands)
Purchase obligations (b)	$26,267,047	$1,399,041	$3,567,093	$3,857,308	$17,443,605
Long-term debt, including current portion (c)	4,269,035	14,979	1,034,736	22,083	3,197,237
Interest payments on debt (d)	1,569,624	174,517	468,285	414,159	512,663
Term loan facility borrowings (e)	800,000	—	800,000	—	—
Lease obligations (f)	55,257	22,909	17,888	14,432	28
Other liabilities (g)	22,919	1,324	12,159	3,918	5,518
Total contractual obligations	$32,983,882	$1,612,770	$5,900,161	$4,311,900	$21,159,051

(a)April 1 through December 31.
(b)Purchase obligations are primarily commitments for demand charges under existing long-term contracts and binding precedent agreements with various pipelines, some of which extend up to 20 years or longer. The Company has entered into agreements to release some of its capacity. Purchase obligations also include commitments for processing capacity in order to extract heavier liquid hydrocarbons from the natural gas stream.
(c)See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company's April 2020 issuance of convertible senior notes.
(d)Interest payments exclude interest related to the Company's term loan facility borrowings as the interest rate is variable.
(e)The Company's term loan facility borrowings were classified based on the term loan facility's termination date.
(f)See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's lease obligations.
(g)Other liabilities are primarily commitments for estimated payouts for various liability stock award plans. See "Critical Accounting Policies and Estimates" herein, Note 11 to the Condensed Consolidated Financial Statements and Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of factors that affect the ultimate amount of the payout of these obligations.

The Company is currently unable to make reasonably reliable estimates of the period of cash settlement of potential liabilities with taxing authorities related to its total reserve for unrecognized tax benefits; therefore, this amount has been excluded from the schedule of contractual obligations.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the Company's financial condition, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's commitments and contingencies. See also Part II, Item 1., "Legal Proceedings."

Recently Issued Accounting Standards

The Company's recently issued accounting standards are described in Note 1 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Any

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Condensed Consolidated Financial Statements. The application of the Company's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

See Note 5 for a discussion of the CARES Act, including its expected impact on the Company's methodologies, financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments

The Company's primary market risk exposure is the volatility of future prices for natural gas and NGLs. Due to the volatility of commodity prices, the Company is unable to predict future potential movements in the market prices for natural gas and NGLs at the Company's ultimate sales points and, thus, cannot predict the ultimate impact of prices on its operations. Prolonged low, or significant extended declines in, natural gas and NGLs prices could adversely affect, among other things, the Company's development plans, which would decrease the pace of development and the level of the Company's proved reserves. Increases in natural gas and NGLs prices may be accompanied by, or result in, increased well drilling costs, increased production taxes, increased lease operating expenses, increased volatility in seasonal gas price spreads for the Company's storage assets and increased end-user conservation or conversion to alternative fuels. In addition, to the extent the Company has hedged its production at prices below the current market price, the Company will not benefit fully from any increase in the price of natural gas.

The overall objective of the Company's hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The Company's use of derivatives is further described in Note 3 to the Condensed Consolidated Financial Statements and "Commodity Risk Management" under "Capital Resources and Liquidity" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's over the counter (OTC) derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of those institutions is regularly monitored. The Company primarily enters into derivative instruments to hedge forecasted sales of production. The Company also enters into derivative instruments to hedge basis and exposure to fluctuations in interest rates. The Company's use of derivative instruments is implemented under a set of policies approved by the Company's Hedge and Financial Risk Committee and reviewed by the Company's Board of Directors.

For derivative commodity instruments used to hedge the Company's forecasted sales of production, which are at, for the most part, NYMEX natural gas prices, the Company sets policy limits relative to the expected production and sales levels that are exposed to price risk. The Company has an insignificant amount of financial natural gas derivative commodity instruments for trading purposes.

The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. These agreements may require payments to, or receipt of payments from, counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements when executing its commodity hedging strategy.

The Company monitors price and production levels on a continuous basis and makes adjustments to quantities hedged as warranted.

A hypothetical decrease of 10% in the market price of natural gas from March 31, 2020 and December 31, 2019 would increase the fair value of the Company's natural gas derivative commodity instruments by approximately $403.5 million and $389.4 million, respectively. A hypothetical increase of 10% in the market price of natural gas from March 31, 2020 and December 31, 2019 would decrease the fair value of the Company's natural gas derivative commodity instruments by approximately $402.6 million and $394.5 million, respectively. For purposes of this analysis, the Company applied the 10% change in the market price of natural gas from March 31, 2020 and December 31, 2019 to the Company's natural gas derivative commodity instruments as of March 31, 2020 and December 31, 2019 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to the Company's normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

The above analysis of the Company's derivative commodity instruments does not include the offsetting impact that the same hypothetical price movement may have on the Company's physical sales of natural gas. The portfolio of derivative commodity instruments held to hedge the Company's forecasted produced gas approximates a portion of the Company's expected physical sales of natural gas; therefore, an adverse impact to the fair value of the portfolio of derivative commodity instruments held to hedge the Company's forecasted production associated with the hypothetical changes in commodity prices referenced above should be offset by a favorable impact on the Company's physical sales of natural gas, assuming that the derivative commodity instruments are not closed in advance of their expected term and the derivative commodity instruments continue to function effectively as hedges of the underlying risk.

If the underlying physical transactions or positions are liquidated prior to the maturity of the derivative commodity instruments, a loss on the financial instruments may occur or the derivative commodity instruments might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

Interest Rate Risk

Changes in market interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings on its credit facility and term loan facility. None of the interest the Company pays on its senior notes fluctuate based on changes to market interest rates. A 1% increase in interest rates on the Company's borrowings on its credit facility and term loan facility during the three months ended March 31, 2020 would have increased interest expense by approximately $10 million.

Interest rates on the Adjustable Rate Notes fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. See also Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q. Changes in interest rates affect the fair value of the Company's fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of the Company's debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of the Company's debt.

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

Approximately 69%, or $898.9 million, of the Company's OTC derivative contracts outstanding at March 31, 2020 had a positive fair value. Approximately 75%, or $718.0 million, of the Company's OTC derivative contracts outstanding at December 31, 2019 had a positive fair value.

As of March 31, 2020, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. During the three months ended March 31, 2020, the Company made no adjustments to the fair value of its derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company's established fair value procedure. The Company monitors market conditions that may impact the fair value of its derivative contracts.

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

No one lender of the large group of financial institutions in the syndicate for the Company's credit facility and term loan facility holds more than 10% and 15%, respectively, of the financial commitments under such facilities. The large syndicate group and relatively low percentage of participation by each lender are expected to limit the Company's exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, other than those listed in this section.

The outbreak of the novel coronavirus, or COVID-19, has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows.

The recent outbreak of COVID-19 has affected, and may materially adversely affect, our business and financial and operating results. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. Thus far in 2020, the outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if, as many experts predict, the outbreak results in an economic downturn or recession that leads to a prolonged decrease in the demand for natural gas and, to a lesser extent, NGLs and oil;

•our operations may be disrupted or impaired (thus lowering our production level), if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the outbreak;

•the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties; and

•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to find attractive asset monetization opportunities and successfully execute our plan to deleverage our business on the timeframe previously anticipated or at all; for example, the market value of the assets to be monetized may be reduced and the financial condition or prospects of prospective purchasers and other counterparties, and such parties' access to financing on acceptable terms, may be adversely affected. If we are not able to successfully execute our Deleveraging Plan or otherwise reduce absolute debt to a level we believe appropriate, our credit ratings may be lowered, we may reduce or delay our planned capital expenditures or investments and we may revise or delay our strategic plans.

Prior to the declaration of COVID-19 as a global pandemic by the World Health Organization on March 15, 2020, we established a COVID-19 Response Team (the Response Team) consisting of a multi-disciplinary group of senior leaders. The primary functions of the Response Team are to analyze areas of risk, scenario plan and assess business continuity matters. The Response Team generally meets twice weekly and has been in consistent communication with our Board of Directors. We expect that the principal areas of operational risk for us are availability of service providers and supply chain disruption. Active development operations, including drilling and fracking operations, represent the greatest risk for transmission given the number of personnel and contractors on site. While we believe that we are following best practices under COVID-19 guidance, the potential for transmission still exists. In certain instances, it may be necessary or determined advisable for us to delay development operations.

To date, we have only experienced one instance of positive COVID-19 testing resulting in the delay of development operations. The Response Team continues to monitor potential areas of risk for us.

In addition, the COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may experience difficulty accessing the capital or financing needed to fund our exploration and production operations, which have substantial capital requirements, or refinance our upcoming maturities on satisfactory terms or at all. We typically fund our capital expenditures with existing cash and cash generated by operations (which is subject to a number of variables, including many beyond our control) and, to the extent our capital expenditures exceed our cash resources, from borrowings under our revolving credit facility and other external sources of capital. If our cash flows from operations or the borrowing capacity under our revolving credit facility are insufficient to fund our capital expenditures and we are unable to obtain the capital necessary for our planned capital budget or our operations, we could be required to curtail our operations and the development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, results of operations and financial position.

As of December 31, 2019, our senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch, each with a "Negative" outlook. In January 2020, Moody’s downgraded our senior notes credit rating to "Ba1." In February 2020, S&P downgraded our senior notes credit rating to "BB+," and Fitch downgraded our senior notes credit rating to "BB." In April 2020, S&P further downgraded our senior notes credit rating to "BB–," and Moody's further downgraded our senior notes credit rating to "Ba3." As a result of the February 2020 and April 2020 downgrades, the interest rate on the 6.125% senior notes will increase to 7.875% and the interest rate on the 7.000% senior notes will increase to 8.750% beginning with the interest payment period that starts on August 1, 2020. Although we are not aware of any current plans of Moody's, S&P or Fitch to further downgrade its rating of our senior notes, we cannot be assured that one or more will not further downgrade or withdraw entirely their rating of our senior notes. Further impacts to our business as a result of the recent outbreak of COVID-19, including low prices for natural gas, NGLs and oil, or an increase in the level of our indebtedness or failure to significantly execute the Deleveraging Plan, may result in Moody's, S&P or Fitch further downgrading its rating of our senior notes. If there are further downgrades to our credit rating, our access to the capital markets may be impacted, the cost of short-term debt through interest rates and fees under our lines of credit may increase, the interest rate on our term loan facility and Adjustable Rate Notes will further increase, the rates available on new long-term debt may increase, our pool of investors and funding sources may decrease, the borrowing costs and margin deposit requirements on our derivative instruments may increase and we may be required to provide additional credit assurances, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts, which could adversely affect our business, results of operations and liquidity. As of May 1, 2020, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our derivative instruments, midstream services contracts and other contracts. As of May 1, 2020, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, margin deposits and other collateral posted of approximately $0.9 billion in the aggregate.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that we are not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, NGLs and oil, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act, as amended, that have occurred during the three months ended March 31, 2020.

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
January 1, 2020 – January 31, 2020	8,377	$9.46	—	—
February 1, 2020 – February 29, 2020	—	—	—	—
March 1, 2020 – March 31, 2020	—	—	—	—
Total	8,377	$9.46	—	—

(a)Reflects the number of shares withheld by the Company to pay taxes upon vesting of restricted stock.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Ninth Supplemental Indenture, dated as of January 21, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 6.125% Senior Notes due 2025 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on January 21, 2020.
4.02	Tenth Supplemental Indenture, dated as of January 21, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 7.000% Senior Notes due 2030 were issued.	Incorporated herein by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on January 21, 2020.
4.03	Indenture, dated as of April 28, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 1.75% Convertible Senior Notes due 2026 were issued.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on April 29, 2020.
10.01	Gas Gathering and Compression Agreement, dated February 26, 2020, by and between EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Filed herewith as Exhibit 10.01.
*10.02	Form of EQT Corporation Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 4, 2020.
*10.03	EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 (#333-237953) filed on May 1, 2020.
*10.04	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated January 3, 2020, by and between EQT Corporation and David M. Khani.	Incorporated herein by reference to Exhibit 10.28(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.
*10.05(a)	Offer Letter, dated January 6, 2020, by and between EQT Corporation and William E. Jordan.	Incorporated herein by reference to Exhibit 10.29(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
*10.05(b)	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated January 6, 2020, by and between EQT Corporation and William E. Jordan.	Incorporated herein by reference to Exhibit 10.29(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.
*10.06(a)	Offer Letter, dated January 13, 2020, by and between EQT Corporation and Kyle Derham.	Incorporated herein by reference to Exhibit 10.27(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
*10.06(b)	Services Agreement, dated as of January 13, 2020, by and between EQT Corporation and Kyle Derham.	Incorporated herein by reference to Exhibit 10.27(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.

10.07	Purchase Agreement, dated April 23, 2020, by and among EQT Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named in Schedule 1 attached thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 29, 2020.
10.08	Form of Capped Call Confirmation.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-3551) filed on April 29, 2020.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  May 7, 2020