Form 10-Q
period 2020-06-30
EQT Corp
filed 2020-07-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM__________ TO__________

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

As of July 22, 2020, 255,603,156 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$498,772	$900,527	$1,213,973	$2,172,140
Gain on derivatives not designated as hedges	26,426	407,635	415,862	275,639
Net marketing services and other	1,876	2,090	4,296	5,646
Total operating revenues	527,074	1,310,252	1,634,131	2,453,425
Operating expenses:
Transportation and processing	405,636	436,984	845,470	876,230
Production	38,329	36,316	78,709	79,724
Exploration	876	1,857	1,799	2,864
Selling, general and administrative	43,341	86,208	78,279	135,186
Depreciation and depletion	323,096	372,413	680,622	763,526
Amortization of intangible assets	7,477	10,342	14,955	20,684
Loss on sale/exchange of long-lived assets	49,207	—	98,059	—
Impairment and expiration of leases	41,279	48,584	95,047	78,118
Transaction, proxy and reorganization	4,745	21,518	4,745	25,607
Total operating expenses	913,986	1,014,222	1,897,685	1,981,939
Operating (loss) income	(386,912)	296,030	(263,554)	471,486
Gain on Equitrans Share Exchange	—	—	(187,223)	—
(Gain) loss on investment in Equitrans Midstream Corporation	(82,983)	104,741	307,645	15,686
Dividend and other income	(3,590)	(23,645)	(28,304)	(44,632)
Loss on debt extinguishment	353	—	16,963	—
Interest expense	65,386	50,503	127,760	107,076
(Loss) income before income taxes	(366,078)	164,431	(500,395)	393,356
Income tax (benefit) expense	(103,003)	38,865	(70,181)	77,099
Net (loss) income	$(263,075)	$125,566	$(430,214)	$316,257

(Loss) earnings per share of common stock:
Basic:
Weighted average common stock outstanding	255,524	255,099	255,477	254,975
Net (loss) income	$(1.03)	$0.49	$(1.68)	$1.24
Diluted:
Weighted average common stock outstanding	255,524	255,223	255,477	255,211
Net (loss) income	$(1.03)	$0.49	$(1.68)	$1.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Net (loss) income	$(263,075)	$125,566	$(430,214)	$316,257

Other comprehensive income (loss), net of tax:
Net change in interest rate cash flow hedges (a)	—	42	—	84
Other post-retirement benefits liability adjustment (b)	72	76	84	152
Change in accounting principle (c)	—	—	—	(496)
Other comprehensive income (loss)	72	118	84	(260)
Comprehensive (loss) income	$(263,003)	$125,684	$(430,130)	$315,997

(a)Net of tax expense of $10 and $20 for the three and six months ended June 30, 2019.
(b)Net of tax expense of $24 and $26 for the three months ended June 30, 2020 and 2019, respectively, and $48 and $52 for the six months ended June 30, 2020 and 2019, respectively.
(c)Related to adoption of Accounting Standards Update (ASU) 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net (loss) income	$(430,214)	$316,257
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit	24,987	76,597
Depreciation and depletion	680,622	763,526
Amortization of intangible assets	14,955	20,684
Impairment of leases and loss on sale/exchange of long-lived assets	193,106	78,118
Gain on Equitrans Share Exchange	(187,223)	—
Loss on investment in Equitrans Midstream Corporation	307,645	15,686
Loss on debt extinguishment	16,963	—
Share-based compensation expense	8,123	9,501
Amortization, accretion and other	12,614	12,408
Gain on derivatives not designated as hedges	(415,862)	(275,639)
Cash settlements received (paid) on derivatives not designated as hedges	561,129	(10,490)
Net premiums (paid) received on derivative instruments	(53,473)	26,406
Changes in other assets and liabilities:
Accounts receivable	206,322	467,055
Accounts payable	(85,973)	(253,463)
Tax receivable	96,920	4,186
Other items, net	(3,520)	64,001
Net cash provided by operating activities	947,121	1,314,833
Cash flows from investing activities:
Capital expenditures	(512,095)	(765,781)
Proceeds from sale of assets	110,937	—
Cash received for Equitrans Share Exchange	52,323	—
Other investing activities	(135)	1,152
Net cash used in investing activities	(348,970)	(764,629)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	781,000	1,395,750
Repayment of borrowings on credit facility	(1,037,000)	(2,195,750)
Proceeds from issuance of debt	2,250,000	1,000,000
Debt issuance costs and Capped Call Transactions (See Note 6)	(65,102)	(913)
Repayments and retirements of debt	(2,507,074)	(702,298)
Premiums paid on debt extinguishment	(13,635)	—
Dividends paid	(7,664)	(15,317)
Cash paid for taxes related to net settlement of share-based incentive awards	(304)	(4,993)
Net cash used in financing activities	(599,779)	(523,521)
Net change in cash and cash equivalents	(1,628)	26,683
Cash and cash equivalents at beginning of period	4,596	3,487
Cash and cash equivalents at end of period	$2,968	$30,170

Cash paid (received) during the period for:
Interest, net of amount capitalized	$74,596	$109,713
Income taxes, net	(191,598)	(2,394)
Non-cash activity during the period for:
Increase in right-of-use lease assets and liabilities	$1,697	$89,021
Increase in asset retirement costs and obligations	6,596	2,456
Capitalization of non-cash equity share-based compensation	1,611	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,968	$4,596
Accounts receivable (less provision for doubtful accounts: $4,818 and $6,861)	341,461	610,088
Derivative instruments, at fair value	915,441	812,664
Tax receivable	201,934	298,854
Prepaid expenses and other	79,991	28,653
Total current assets	1,541,795	1,754,855

Property, plant and equipment	20,924,066	21,655,351
Less: Accumulated depreciation and depletion	5,219,993	5,499,861
Net property, plant and equipment	15,704,073	16,155,490

Intangible assets, net	11,050	26,006
Contract asset	355,469	—
Investment in Equitrans Midstream Corporation	210,241	676,009
Other assets	186,240	196,867
Total assets	$18,008,868	$18,809,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$16,309	$16,204
Accounts payable	686,512	796,438
Derivative instruments, at fair value	625,808	312,696
Other current liabilities	231,957	220,564
Total current liabilities	1,560,586	1,345,902

Credit facility borrowings	38,000	294,000
Term loan facility borrowings	—	999,353
Senior notes	4,463,548	3,878,366
Note payable to EQM Midstream Partners, LP	102,483	105,056
Deferred income taxes	1,550,249	1,485,814
Other liabilities and credits	855,175	897,148
Total liabilities	8,570,041	9,005,639

Shareholders' equity:
Common stock, no par value, shares authorized: 320,000, shares issued: 257,003	7,889,072	7,818,205
Treasury stock, shares at cost: 1,713 and 1,832	(30,341)	(32,507)
Retained earnings	1,585,211	2,023,089
Accumulated other comprehensive loss	(5,115)	(5,199)
Total shareholders' equity	9,438,827	9,803,588
Total liabilities and shareholders' equity	$18,008,868	$18,809,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	No Par Value	Treasury Stock	Retained Earnings		Total Equity
	(Thousands, except per share amounts)
Balance at April 1, 2019	254,999	$7,817,227	$(39,665)	$3,367,810	$(5,784)	$11,139,588
Comprehensive income, net of tax:
Net income				125,566		125,566
Net change in interest rate cash flow hedges, net of tax expense: $10					42	42
Other postretirement benefits liability adjustment, net of tax expense: $26					76	76
Dividends ($0.03 per share)				(7,665)		(7,665)
Share-based compensation plans	19	4,983	355			5,338
Other	(222)	(14,470)				(14,470)
Balance at June 30, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$11,248,475

Balance at April 1, 2020	255,262	$7,821,631	$(30,852)	$1,848,286	$(5,187)	$9,633,878
Comprehensive loss, net of tax:
Net loss				(263,075)		(263,075)
Other postretirement benefits liability adjustment, net of tax expense: $24					72	72
Share-based compensation plans	28	3,796	511			4,307
Equity component of convertible senior notes (See Note 6)		63,645				63,645
Balance at June 30, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$9,438,827

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	No Par Value	Treasury Stock	Retained Earnings		Total Equity
	(Thousands, except per share amounts)
Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$10,958,229
Comprehensive income, net of tax:
Net income				316,257		316,257
Net change in interest rate cash flow hedges, net of tax expense: $20					84	84
Other postretirement benefits liability adjustment, net of tax expense: $52					152	152
Dividends ($0.06 per share)				(15,317)		(15,317)
Share-based compensation plans	546	(6,344)	9,884			3,540
Change in accounting principle (a)				496	(496)	—
Other	(222)	(14,470)				(14,470)
Balance at June 30, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$11,248,475

Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$9,803,588
Comprehensive loss, net of tax:
Net loss				(430,214)		(430,214)
Other postretirement benefits liability adjustment, net of tax expense: $48					84	84
Dividends ($0.03 per share)				(7,664)		(7,664)
Share-based compensation plans	119	7,222	2,166			9,388
Equity component of convertible senior notes (See Note 6)		63,645				63,645
Balance at June 30, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$9,438,827

Common shares authorized: 320,000 shares. Preferred shares authorized: 3,000 shares. There are no preferred shares issued or outstanding.

(a)Related to adoption of ASU 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2020 and December 31, 2019, the results of its operations and equity for the three and six month periods ended June 30, 2020 and 2019 and its cash flows for the six month periods ended June 30, 2020 and 2019. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU provides guidance on accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU prospectively on January 1, 2020, at which point onward applicable costs were capitalized to the Condensed Consolidated Balance Sheet rather than expensed to selling, general and administrative expense in the Statement of Condensed Consolidated Operations. For the three and six months ended June 30, 2020, such capitalized costs were approximately $3 million and $4 million, respectively.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by eliminating certain exceptions to ASC 740, Income Taxes, related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. In addition, this ASU simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates and provides clarification on accounting for transactions that result

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

in a step up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is evaluating the impact this standard will have on its financial statements and related disclosures.

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $197.7 million and $384.0 million in accounts receivable in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$468,216	$843,867	$1,141,446	$2,037,716
NGLs sales	28,761	46,520	64,517	116,124
Oil sales	1,795	10,140	8,010	18,300
Total revenues from contracts with customers	$498,772	$900,527	$1,213,973	$2,172,140

Other sources of revenue:
Gain on derivatives not designated as hedges	26,426	407,635	415,862	275,639
Net marketing services and other	1,876	2,090	4,296	5,646
Total operating revenues	$527,074	$1,310,252	$1,634,131	$2,453,425

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of June 30, 2020. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of June 30, 2020.

	2020 (a)	2021	2022	2023	Total
	(Thousands)
Natural gas sales	$17,694	$178,100	$8,158	$6,794	$210,746

(a)July 1 through December 31.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 1,583 Bcf and 1,644 Bcf of natural gas as of June 30, 2020 and December 31, 2019, respectively. The open positions at both June 30, 2020 and December 31, 2019 had maturities extending through December 2024.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's or S&P is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Rating Service (Fitch). Anything below these ratings is considered non-investment grade. As of June 30, 2020, the Company's senior notes were rated "Ba3" by Moody's and "BB–" by S&P.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $6.2 million, for which the Company deposited and recorded as a current asset $2.4 million. As of December 31, 2019, there were no such deposits recorded in the Condensed Consolidated Balance Sheet.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2020 and December 31, 2019, the Company recorded $6.9 million and $12.6 million, respectively, of such deposits as a current asset. As of June 30, 2020, the Company recorded $13.6 million of such deposits as a current liability. As of December 31, 2019, there were no such deposits recorded as a current liability.

Refer to Note 9 for a discussion of the derivative liability recorded in connection with the Equitrans Share Exchange (defined in Note 9).

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
June 30, 2020
Asset derivative instruments, at fair value	$915,441	$(441,923)	$(13,609)	$459,909
Liability derivative instruments, at fair value	625,808	(441,923)	(9,257)	174,628

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$(226,116)	$—	$586,548
Liability derivative instruments, at fair value	312,696	(226,116)	(12,606)	73,974

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
June 30, 2020
Asset derivative instruments, at fair value	$915,441	$133,817	$781,624	$—
Liability derivative instruments, at fair value	625,808	111,315	514,493	—

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$95,041	$717,623	$—
Liability derivative instruments, at fair value	312,696	71,107	241,589	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2020 and December 31, 2019, the Company's senior notes had a fair value of approximately $4.4 billion and $3.9 billion, respectively, and a carrying value of approximately $4.5 billion and $3.9 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
based discount rate and is a Level 3 fair value measurement. As of June 30, 2020 and December 31, 2019, the Company's note payable to EQM had a fair value of approximately $132 million and $128 million, respectively, and a carrying value of approximately $108 million and $110 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 9 for a discussion of the fair value measurement of the Equitrans Share Exchange and Note 10 for a discussion of the fair value measurement of the 2020 Asset Exchange Transactions and 2020 Divestiture (each defined in Note 10). See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the fair value of assets related to the impairment and expiration of leases.

5. Income Taxes

For the six months ended June 30, 2020 and 2019, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2020.

The Company recorded income tax benefit at an effective tax rate of 14.0% for the six months ended June 30, 2020 and income tax expense at an effective tax rate of 19.6% for the six months ended June 30, 2019. The Company's effective tax rate for the six months ended June 30, 2020 was lower compared to the U.S. federal statutory rate due primarily to valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred in the first half of 2020 that, if such investment is sold, would become capital losses. The Company believes it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

The Company's effective tax rate for the six months ended June 30, 2019 was lower compared to the U.S. federal statutory rate due primarily to the Company's reversal of its valuation allowances related to state net operating losses utilization against future taxable income and Alternative Minimum Tax (AMT) refund sequestration. The Company's reversal of its AMT refund valuation allowance resulted from a first quarter 2019 Internal Revenue Service (IRS) announcement that reversed the IRS's prior position that 6.2% of AMT refunds are subject to sequestration by the U.S. federal government.

On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act accelerated the Company's ability to claim federal refunds of AMT credits, increasing the Company's expected, collectable refund in 2020 by $94.8 million to $379.3 million, of which $189.6 million was received during the three months ended June 30, 2020 and the remainder is recorded in tax receivable in the Condensed Consolidated Balance Sheet as of June 30, 2020. The CARES Act also increased the interest expense limitation from 30% to 50% of adjusted taxable income (ATI) and provides the Company the option to use its 2019 ATI in 2020. Further, the CARES Act modified certain net operating loss (NOL) rules, including allowing five year carrybacks for NOLs arising in 2018, 2019 and 2020 and temporarily removing the 80% taxable income NOL utilization limit for those periods. The Company does not expect any other tax-related provisions of the CARES Act to have a material impact on its financial statements and related disclosures.

6. Debt

Credit facility. The Company has a $2.5 billion credit facility that expires in July 2022.

The Company had $0.8 billion of letters of credit outstanding under its credit facility as of June 30, 2020 and no letters of credit outstanding under its credit facility as of December 31, 2019.

Under the Company's credit facility, for the three months ended June 30, 2020 and 2019, the maximum amounts of outstanding borrowings were $173 million and $572 million, respectively, the average daily balances were approximately $35 million and $276 million, respectively, and interest was incurred at weighted average annual interest rates of 2.4% and 4.0%, respectively. Under the Company's credit facility, for the six months ended June 30, 2020 and 2019, the maximum amounts of outstanding borrowings were $356 million and $1,108 million, respectively, the average daily balances were approximately $60 million and $459 million, respectively, and interest was incurred at weighted average annual interest rates of 2.9% and 4.0%, respectively.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Based on the Company's senior notes credit rating as of June 30, 2020, the margin on base rate loans under the Company's credit facility was 1.00% and the margin on Eurodollar rate loans was 2.00%.

Term loan facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. During the second quarter 2020, the Company used proceeds from the offering of its Convertible Notes (see below), income tax refunds received during the quarter (see Note 5) and proceeds from the 2020 Divestiture (see Note 10) to fully repay its term loan facility. For the three and six months ended June 30, 2020, the average daily balances were approximately $431 million and $692 million, respectively, and interest was incurred on the Company's term loan facility borrowings at a weighted average annual interest rate of 2.2% and 2.6%, respectively. As of June 30, 2019, the Company had $1.0 billion of outstanding borrowings under its term loan facility. For the period May 31, 2019 through June 30, 2019, interest was incurred on the Company's term loan facility borrowings at a weighted average annual interest rate of 3.4%. Based on the Company's senior notes credit rating as of June 30, 2020 and December 31, 2019, the margin on the Company's term loan facility borrowings was 1.50% and 1.00%, respectively.

Adjustable Rate Notes. On January 21, 2020, the Company issued $1.0 billion aggregate principal amount of 6.125% senior notes due February 1, 2025 and $750 million aggregate principal amount of 7.000% senior notes due February 1, 2030 (together, the Adjustable Rate Notes). The Company used the net proceeds from the Adjustable Rate Notes to repay $500 million aggregate principal amount of the Company's floating rate notes, $500 million aggregate principal amount of the Company's 2.50% senior notes, $500 million aggregate principal amount of the Company's 4.875% senior notes and $200 million of the Company's term loan facility borrowings. The Company fully redeemed its floating rate notes and 2.50% senior notes at a price of 100% and 100.446% (inclusive of a make whole call premium), respectively, of each note's principal amount plus accrued but unpaid interest of $1.2 million and $4.2 million, respectively. This resulted in the payment of make whole call premiums of $2.2 million related to the Company's 2.50% senior notes. The $500 million aggregate principal amount of the Company's 4.875% senior notes was redeemed at a total cost of $517.4 million, inclusive of a tender premium of $10.0 million and accrued but unpaid interest of $7.4 million. In addition, in April 2020, the Company repurchased $4.6 million aggregate principal amount of its 4.875% senior notes pursuant to open market purchases.

As a result of downgrades of the Company's senior notes credit rating that occurred subsequent to the issuance of the Adjustable Rate Notes, the interest rate on the 6.125% senior notes will increase to 7.875% and the interest rate on the 7.000% senior notes will increase to 8.750% beginning with the interest payment period that starts on August 1, 2020. The adjusted interest rate under the Adjustable Rate Notes cannot exceed 2% of the original interest rate first set forth on the face of the senior notes.

Convertible Notes. On April 28, 2020, the Company issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes) due May 1, 2026 unless earlier redeemed, repurchased or converted. The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. After deducting offering costs of $16.9 million and Capped Call Transactions (defined and described below) costs of $32.5 million, the net proceeds from the offering of $450.6 million were used to repay $450 million of the Company's term loan facility borrowings as well as for general corporate purposes.

Interest under the Convertible Notes is payable semiannually in arrears on May 1 and November 1 of each year beginning on November 1, 2020.

Holders of the Convertible Notes may convert their Convertible Notes, at their option, at any time prior to the close of business on January 30, 2026 under the following circumstances:
•during any quarter commencing after the quarter ended June 30, 2020 as long as the last reported price of EQT common stock for at least 20 trading days (consecutive or otherwise) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each such trading day;
•during the five-business-day period after any five-consecutive-trading-day period (the measurement period) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period is less than 98% of the product of the last reported price of EQT common stock and the conversion rate for the Convertible Notes on each such trading day;
•if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding such redemption date; and
•upon the occurrence of certain corporate events set forth in the Convertible Notes indenture.

On or after February 1, 2026, holders of the Convertible Notes may convert their Convertible Notes, at their option, at any time until the close of business on the second scheduled trading date immediately preceding May 1, 2026.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Upon conversion of the Convertible Notes, the Company intends to use a combined settlement approach to satisfy its obligation by paying or delivering to holders of the Convertible Notes cash equal to the principal amount of the obligation and EQT common stock for amounts that exceed the principal amount of the obligation.

The Company may not redeem the Convertible Notes prior to May 5, 2023. On or after May 5, 2023 and prior to February 1, 2026, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest up to the redemption date as long as the last reported price per share of EQT common stock has been at least 130% of the conversion price in effect for at least 20 trading days (consecutive or otherwise) during any 30-consecutive-trading-day period ending on the trading day immediately preceding the date on which the Company delivers notice of redemption. A sinking fund is not provided for the Convertible Notes.

The initial conversion rate for the Convertible Notes is 66.6667 shares of EQT common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of $15.00 per share of EQT common stock. The initial conversion price represents a premium of 20% to the $12.50 per share closing price of EQT common stock on April 23, 2020. The conversion rate is subject to adjustment under certain circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.

In connection with the Convertible Notes offering, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions), the purpose of which is to reduce the potential dilution to EQT common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such obligation, with such reduction and offset subject to a cap. The Capped Call Transactions have an initial strike price of $15.00 per share of EQT common stock and an initial capped price of $18.75 per share of EQT common stock, each of which are subject to certain customary adjustments.

For accounting purposes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal value of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount) will be amortized to interest expense over the term of the Convertible Notes, which is approximately 6 years, at an effective interest rate of 8.4%. At inception, the Company recorded the Convertible Notes at fair value of approximately $358.1 million, a net deferred tax liability of $41.0 million and an equity component of $100.9 million.

Issuance costs were allocated to the liability and equity components of the Convertible Notes based on their relative fair values. Issuance costs attributable to the liability component of $12.1 million were recorded as a reduction to the liability component of the Convertible Notes and will be amortized to interest expense over the term of the Convertible Notes at an effective interest rate of 8.4%. Issuance costs attributable to the equity component of $4.8 million, representing the conversion option, were netted with the equity component.

The Capped Call Transactions are separate from the Convertible Notes. The Capped Call Transactions were recorded in shareholders' equity and were not accounted for as derivatives. The cost to purchase the Capped Call Transactions were recorded as a reduction to equity and will not be remeasured.

As of June 30, 2020, the net carrying amount of the Convertible Notes liability component consisted of principal of $500 million less the unamortized debt discount of $138.7 million and unamortized issuance costs of $11.9 million. During the three and six months ended June 30, 2020, the Company recognized interest expense related to the Convertible Notes of $4.9 million, consisting of contractual interest expense of $1.5 million, amortization of the debt discount of $3.2 million and amortization of issuance costs of $0.2 million.

For the three months ended June 30, 2020, the Convertible Notes had a net shareholders' equity impact of $63.6 million, which consisted of the conversion option equity component of $100.9 million less the Capped Call Transactions costs of $32.5 million and issuance costs attributable to the equity component of $4.8 million.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Surety Bonds. During the three months ended June 30, 2020, the Company issued approximately $93 million in surety bonds in response to its recent credit downgrades by Moody's, S&P and Fitch.

7. Earnings Per Share (EPS)

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three and six months ended June 30, 2020, all securities, totaling 6,769,822 and 6,739,305, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

For the three and six months ended June 30, 2019, potentially dilutive securities included in the calculation of diluted weighted average shares outstanding were 124,250 and 235,743, respectively. For both the three and six months ended June 30, 2019, options to purchase common stock of 1,885,529 were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

As discussed in Note 6, the Company issued the Convertible Notes during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for the three and six months ended June 30, 2020, the conversion premium of 6,666,670 shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

8. Changes in Accumulated OCI (Loss) by Component

The following table summarizes the changes in accumulated OCI (loss) by component.

	Interest rate cash flow hedges, net of tax		Other postretirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)

April 1, 2019	$(345)		$(5,439)		$(5,784)
Losses reclassified from accumulated OCI, net of tax	42	(a)	76	(b)	118
June 30, 2019	$(303)		$(5,363)		$(5,666)

April 1, 2020	$—		$(5,187)		$(5,187)
Losses reclassified from accumulated OCI, net of tax	—		72	(b)	72
June 30, 2020	$—		$(5,115)		$(5,115)

January 1, 2019	$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	84	(a)	152	(b)	236
Change in accounting principle	—		(496)	(c)	(496)
June 30, 2019	$(303)		$(5,363)		$(5,666)

January 1, 2020	$—		$(5,199)		$(5,199)
Losses reclassified from accumulated OCI, net of tax	—		84	(b)	84
June 30, 2020	$—		$(5,115)		$(5,115)

(a)Losses, net of tax, related to interest rate cash flow hedges were reclassified from accumulated OCI into interest expense.
(b)Losses, net of tax, related to other postretirement benefits liability adjustments are attributable to net actuarial losses and net prior service costs.
(c)Related to adoption of ASU 2018-02.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

9. Equitrans Share Exchange

On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with Equitrans Midstream, pursuant to which, among other things, the Company sold to Equitrans Midstream a total of 25,299,752 shares, or 50% of its ownership, of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The transactions contemplated by the Share Purchase Agreements closed on March 5, 2020 (the Share Purchase Closing Date). The rate relief was effected through the execution of the Consolidated GGA (defined herein). As of June 30, 2020, the Company owned 25,299,751 shares of Equitrans Midstream's common stock.

On February 26, 2020, the Company entered into a gas gathering and compression agreement (the Consolidated GGA) with an affiliate of EQM, pursuant to which, among other things, EQM agreed to provide to the Company gas gathering services in the Marcellus and Utica Shales of Pennsylvania and West Virginia, and the Company committed to an initial annual minimum volume commitment of 3.0 Bcf per day and an acreage dedication in Pennsylvania and West Virginia. The Consolidated GGA is effective through December 31, 2035 and will renew annually thereafter unless terminated by the Company or EQM. The Consolidated GGA provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company to EQM during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline (MVP) is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. In addition, the Consolidated GGA provides a cash payment option that grants the Company the right to receive payments from EQM in the event that the MVP in-service date has not occurred prior to January 1, 2022.

On the Share Purchase Closing Date, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief provided by the Consolidated GGA of $410 million, of which $54.5 million was classified as current as of June 30, 2020, a derivative liability related to the Henry Hub Cash Bonus of approximately $117 million and a decrease in the Company's investment in Equitrans Midstream of approximately $158 million. The resulting gain of approximately $187 million was recorded in the Statement of Condensed Consolidated Operations. Beginning in the first quarter of 2021, the Company will recognize amortization of the contract asset over a period of four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief provided by the Consolidated GGA. As of June 30, 2020, the derivative liability related to the Henry Hub Cash Bonus was approximately $130 million.

The fair value of the contract asset was based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Key assumptions used in the fair value calculation included an estimated production volume forecast and a market-based discount rate. The fair value of the derivative liability related to the Henry Hub Cash Bonus was based on significant inputs that were interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

10. 2020 Asset Transactions

2020 Asset Exchange Transactions. During the first and second quarters of 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 11,700 aggregate net revenue interest acres across Greene, Allegheny and Westmoreland Counties, Pennsylvania and Wetzel and Marshall Counties, West Virginia for approximately 11,700 aggregate net revenue interest acres across Greene and Washington Counties, Pennsylvania and Wetzel County, West Virginia. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $6.7 million and $55.6 million in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the three and six months ended June 30, 2020, respectively. The fair value of leases acquired were based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included market-based prices for comparable acreage.

2020 Divestiture. On May 11, 2020, the Company closed a transaction to sell certain non-strategic assets located in Pennsylvania and West Virginia (the 2020 Divestiture) for an aggregate purchase price of approximately $125 million in cash, subject to customary purchase price adjustments and the Contingent Consideration defined and discussed below. Pennsylvania assets sold included 80 Marcellus wells and approximately 33 miles of gathering lines; West Virginia assets sold included 809 conventional wells and approximately 154 miles of gathering lines. In addition, the 2020 Divestiture relieved the Company of approximately

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
$49 million in asset retirement obligations and other liabilities associated with the sold assets. Proceeds from the sale were used to pay down the Company's term loan facility. See Note 6.

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that had no fair value as of both May 11, 2020 and June 30, 2020. The fair value of the Contingent Consideration was based on significant inputs that were interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

As a result of the 2020 Divestiture, the Company recognized a loss of $42.5 million in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the second quarter of 2020.

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

Effective in 2020, the Compensation Committee granted 1,734,740 restricted stock equity awards. The restricted stock equity awards vest in three equal annual installments beginning on the first anniversary of the grant date, assuming continued employment with the Company by the award recipient.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in section "Outlook" herein and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of EQT Corporation and its subsidiaries (collectively, EQT or the Company), including guidance regarding the Company's strategy to develop its reserves; drilling plans and programs (including the number, type, depth, spacing, lateral lengths and location of wells to be drilled and the availability of capital to complete these plans and programs); projections of wells to be drilled per combo-development project; estimated reserves, including potential future downward adjustments of reserves and reserve life; total resource potential and drilling inventory duration; projected production and sales volumes and growth rates (including liquids production and sales volumes and growth rates); changes in basis; potential impacts to the Company's business and operations resulting from the COVID-19 pandemic; the effects of the COVID-19 pandemic and actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other allied countries (collectively known as OPEC+) as it pertains to the global supply and demand of, and prices for, natural gas, NGLs and oil; the impact of commodity prices on the Company's business; potential future impairments of the Company's assets; the Company's ability to reduce its drilling and completions costs, other costs and expenses, and capital expenditures, and the timing of achieving any such reductions; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; the Company's ability to successfully implement and execute the executive management team's operational, organizational and technological initiatives, and achieve the anticipated results of such initiatives; the projected reduction of the Company's gathering and compression rates resulting from the Company's consolidated gas gathering and compression agreement with EQM Midstream Partners, LP, and the anticipated cost savings and other strategic benefits associated with the execution of such agreement; monetization transactions, including asset sales, joint ventures or other transactions involving the Company's assets, the timing of such monetization transactions, if at all, the projected proceeds from such monetization transactions and the Company's planned use of such proceeds; potential acquisition transactions; the projected capital efficiency savings and other operating efficiencies and synergies resulting from the Company's monetization transactions and acquisition transactions; the timing and structure of any dispositions of the Company's remaining retained shares of Equitrans Midstream Corporation's (Equitrans Midstream) common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any repayments, redemptions or repurchases of EQT common stock, outstanding debt securities or other debt instruments; the Company's ability to reduce its debt and the timing of such reductions, if any; projected dividends, if any; projected cash flows and free cash flow; projected capital expenditures; liquidity and financing requirements, including funding sources and availability; the Company's ability to maintain or improve its credit ratings, leverage levels and financial profile; the Company's hedging strategy; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by the Company. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond the Company's control. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth in Item 1A., "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and other documents the Company files from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss for the three months ended June 30, 2020 was $263.1 million, $1.03 per diluted share, compared to net income for the same period in 2019 of $125.6 million, $0.49 per diluted share. The decrease was attributable primarily to decreased operating revenues, the loss on sale/exchange of long-lived assets, decreased dividend and other income and increased interest expense, partly offset by a gain on investment in Equitrans Midstream, increased income tax benefit, decreased depreciation and depletion expense and decreased selling, general and administrative expense.

Net loss for the six months ended June 30, 2020 was $430.2 million, $1.68 per diluted share, compared to net income for the same period in 2019 of $316.3 million, $1.24 per diluted share. The decrease was attributable primarily to decreased operating revenues, a loss on investment in Equitrans Midstream and the loss on sale/exchange of long-lived assets, partly offset by the gain on the Equitrans Share Exchange (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), increased income tax benefit, decreased depreciation and depletion expense and decreased selling, general and administrative expense.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	325,248	351,211	694,990	714,928
NYMEX price ($/MMBtu) (a)	$1.71	$2.64	$1.84	$2.90
Btu uplift	0.09	0.12	0.09	0.14
Natural gas price ($/Mcf)	$1.80	$2.76	$1.93	$3.04

Basis ($/Mcf) (b)	$(0.36)	$(0.36)	$(0.29)	$(0.20)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.02)	(0.05)	0.02	(0.08)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.38)	$(0.41)	$(0.27)	$(0.28)

Average adjusted price ($/Mcf)	$1.42	$2.35	$1.66	$2.76
Cash settled derivatives (not designated as hedges) ($/Mcf)	1.00	0.20	0.79	0.07
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.42	$2.55	$2.45	$2.83

Natural gas sales, including cash settled derivatives	$786,595	$896,441	$1,702,006	$2,025,642

LIQUIDS
Natural gas liquids (NGLs), excluding ethane:
Sales volume (MMcfe) (c)	10,572	11,201	21,392	23,750
Sales volume (Mbbl)	1,762	1,867	3,565	3,958
Price ($/Bbl)	$13.52	$21.15	$16.08	$25.75
Cash settled derivatives (not designated as hedges) ($/Bbl)	(0.52)	2.86	(0.26)	2.22
Average NGLs price, including cash settled derivatives ($/Bbl)	$13.00	$24.01	$15.82	$27.97
NGLs sales	$22,910	$44,821	$56,421	$110,724
Ethane:
Sales volume (MMcfe) (c)	8,769	6,455	12,098	12,393
Sales volume (Mbbl)	1,461	1,076	2,016	2,066
Price ($/Bbl)	$3.38	$6.54	$3.56	$6.87
Ethane sales	$4,941	$7,038	$7,186	$14,190
Oil:
Sales volume (MMcfe) (c)	1,058	1,247	2,237	2,513
Sales volume (Mbbl)	176	208	373	419
Price ($/Bbl)	$10.17	$48.78	$21.48	$43.69
Oil sales	$1,795	$10,140	$8,010	$18,300

Total liquids sales volume (MMcfe) (c)	20,399	18,903	35,727	38,656
Total liquids sales volume (Mbbl)	3,399	3,151	5,954	6,443
Total liquids sales	$29,646	$61,999	$71,617	$143,214

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (d)	$816,241	$958,440	$1,773,623	$2,168,856
Total sales volume (MMcfe)	345,647	370,114	730,717	753,584
Average realized price ($/Mcfe)	$2.36	$2.59	$2.43	$2.88

(a)The Company's volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $1.72 and $2.64 for the three months ended June 30, 2020 and 2019, respectively, and $1.83 and $2.89 for the six months ended June 30, 2020 and 2019, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands, unless otherwise noted)
Total operating revenues	$527,074	$1,310,252	$1,634,131	$2,453,425
Deduct (add):
Gain on derivatives not designated as hedges	(26,426)	(407,635)	(415,862)	(275,639)
Net cash settlements received (paid) on derivatives not designated as hedges	315,393	53,144	561,129	(10,490)
Premiums received (paid) for derivatives that settled during the period	2,076	4,769	(1,479)	7,206
Net marketing services and other	(1,876)	(2,090)	(4,296)	(5,646)
Adjusted operating revenues, a non-GAAP financial measure	$816,241	$958,440	$1,773,623	$2,168,856

Total sales volumes (MMcfe)	345,647	370,114	730,717	753,584
Average realized price ($/Mcfe)	$2.36	$2.59	$2.43	$2.88

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales Volumes and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%	2020	2019	%
	(Thousands, unless otherwise noted)
Sales volumes by shale (MMcfe):
Marcellus (a)	305,752	318,588	(4.0)	639,503	645,673	(1.0)
Ohio Utica	38,430	50,295	(23.6)	88,205	104,920	(15.9)
Other	1,465	1,231	19.0	3,009	2,991	0.6
Total sales volumes (b)	345,647	370,114	(6.6)	730,717	753,584	(3.0)

Average daily sales volumes (MMcfe/d)	3,798	4,067	(6.6)	4,015	4,163	(3.6)

Operating revenues:
Sales of natural gas, NGLs and oil	$498,772	$900,527	(44.6)	$1,213,973	$2,172,140	(44.1)
Gain on derivatives not designated as hedges	26,426	407,635	(93.5)	415,862	275,639	50.9
Net marketing services and other	1,876	2,090	(10.2)	4,296	5,646	(23.9)
Total operating revenues	$527,074	$1,310,252	(59.8)	$1,634,131	$2,453,425	(33.4)

(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to a lower average realized price and lower sales volumes. Average realized price decreased due to lower NYMEX prices and lower liquids prices, partly offset by higher cash settled derivatives. For the three months ended June 30, 2020 and 2019, the Company received $315.4 million and $53.1 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues. Sales volumes decreased due primarily to the Company's strategic decision to temporarily curtail approximately 1.4 Bcfe per day of gross production, equivalent to approximately 1.0 Bcfe per day of net production, beginning on May 16, 2020 (the Strategic Production Curtailments).

Gain on derivatives not designated as hedges. For the three months ended June 30, 2020 and 2019, the Company recognized a gain of $26.4 million and $407.6 million, respectively, on derivatives not designated as hedges. The gains for 2020 and 2019 were related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the six months ended June 30, 2020 compared to the same period in 2019 due to a lower average realized price and lower sales volumes. Average realized price decreased due to lower NYMEX prices and lower liquids prices, partly offset by higher cash settled derivatives. For the six months ended June 30, 2020 and 2019, the Company received $561.1 million and paid $10.5 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues. Sales volumes decreased due primarily to the Strategic Production Curtailments.

Gain on derivatives not designated as hedges. For the six months ended June 30, 2020 and 2019, the Company recognized a gain of $415.9 million and $275.6 million, respectively, on derivatives not designated as hedges. The gain for 2020 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices. The gain for 2019 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of the Company's basis swaps due to increases in basis prices.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Production-Related Operating Expenses

The following table presents information on the Company's production-related operating expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%	2020	2019	%
	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$252,095	$255,085	(1.2)	$513,816	$519,569	(1.1)
Transmission	119,515	149,164	(19.9)	266,677	291,587	(8.5)
Processing	34,026	32,735	3.9	64,977	65,074	(0.1)
Lease operating expenses (LOE), excluding production taxes	25,894	17,155	50.9	53,917	40,227	34.0
Production taxes	12,435	19,161	(35.1)	24,792	39,497	(37.2)
Exploration	876	1,857	(52.8)	1,799	2,864	(37.2)
Selling, general and administrative	43,341	86,208	(49.7)	78,279	135,186	(42.1)

Production depletion	$317,905	$368,734	(13.8)	$670,982	$756,148	(11.3)
Other depreciation and depletion	5,191	3,679	41.1	9,640	7,378	30.7
Total depreciation and depletion	$323,096	$372,413	(13.2)	$680,622	$763,526	(10.9)

Per Unit ($/Mcfe):
Gathering	$0.73	$0.69	5.8	$0.70	$0.69	1.4
Transmission	0.35	0.40	(12.5)	0.36	0.39	(7.7)
Processing	0.10	0.09	11.1	0.09	0.09	—
LOE, excluding production taxes	0.07	0.05	40.0	0.07	0.05	40.0
Production taxes	0.04	0.05	(20.0)	0.03	0.05	(40.0)
Exploration	—	0.01	(100.0)	—	—	—
Selling, general and administrative	0.13	0.23	(43.5)	0.11	0.18	(38.9)
Production depletion	0.92	1.00	(8.0)	0.92	1.00	(8.0)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Transportation and processing. Gathering expense decreased on an absolute basis for the three months ended June 30, 2020 compared to the same period in 2019 due to decreased volumes as a result of the Strategic Production Curtailments, partly offset by a higher gathering rate structure as a result of the Consolidated GGA (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements). The Company expects to realize fee relief and a lower gathering rate structure as a result of the Consolidated GGA beginning in 2021. Gathering expense increased on a per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to higher gathering rates for the reasons described above as well as the impact of the Strategic Production Curtailments on the mix of volumes gathered and contracted rate structure. Transmission expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline, partly offset by higher costs associated with additional capacity on the Tennessee Gas Pipeline. The decrease in transmission expense per Mcfe was partly offset by the 7% decrease in sales volumes. Processing expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to higher NGL transportation fees.

Production. LOE increased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to higher salt water disposal costs as well as higher repairs and maintenance costs as a result of the Company's increased focus on optimizing production from currently producing wells. Production taxes decreased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to lower

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
severance taxes and Pennsylvania impact fees as a result of lower commodity prices. LOE and production taxes per Mcfe were unfavorably impacted by the 7% decrease in sales volumes.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 as a result of litigation expenses of $37.8 million recognized in 2019 as well as lower personnel costs due to reductions in workforce. The decrease per Mcfe was partly offset by the 7% decrease in sales volumes.

Depreciation and depletion. Production depletion decreased on an absolute and per Mcfe basis for the three months ended June 30, 2020 compared to the same period in 2019 due primarily to a lower depletion rate and lower volumes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Transportation and processing. Gathering expense decreased on an absolute basis for the six months ended June 30, 2020 compared to the same period in 2019 due to decreased volumes as a result of the Strategic Production Curtailments, partly offset by a higher gathering rate structure as a result of the Consolidated GGA. The Company expects to realize fee relief and a lower gathering rate structure as a result of the Consolidated GGA beginning in 2021. Gathering expense increased on a per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to higher gathering rates for the reasons described above as well as the impact of the Strategic Production Curtailments on the mix of volumes gathered and contracted rate structure. Transmission expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline, partly offset by higher costs associated with additional capacity on the Tennessee Gas Pipeline.

Production. LOE increased on an absolute and per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to higher salt water disposal costs as well as higher repairs and maintenance costs as a result of the Company's increased focus on optimizing production from currently producing wells. Production taxes decreased on an absolute and per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to lower severance taxes and Pennsylvania impact fees as a result of lower commodity prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 as a result of litigation expenses of $45.8 million recognized in 2019 as well as lower personnel costs due to reductions in workforce.

Depreciation and depletion. Production depletion decreased on an absolute and per Mcfe basis for the six months ended June 30, 2020 compared to the same period in 2019 due primarily to a lower depletion rate and lower volumes.

Other Operating Expenses

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2020 was $7.5 million compared to $10.3 million for the same period in 2019. Amortization of intangible assets for the six months ended June 30, 2020 was $15.0 million compared to $20.7 million for the same period in 2019. The decreases were due primarily to the impairment of intangible assets recognized in the third quarter of 2019, which decreased the amortization rate.

Loss on sale/exchange of long-lived assets. During the six months ended June 30, 2020, the Company recognized a loss on sale/exchange of long-lived assets of $98.1 million, of which $48.9 million related to the first quarter 2020 Asset Exchange Transactions, $42.5 million related to the second quarter 2020 Divestiture and $6.7 million related to the second quarter 2020 Asset Exchange Transactions. The 2020 Asset Exchange Transactions and 2020 Divestiture are defined and discussed in Note 10 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended June 30, 2020 was $41.3 million compared to $48.6 million for the same period in 2019. The decrease was driven by decreased lease expirations. Impairment and expiration of leases for the six months ended June 30, 2020 was $95.0 million compared to $78.1 million for the same period in 2019. The increase was driven by increased lease expirations in the first quarter of 2020 due to the Company's change in strategic focus to core development opportunities as well as changes in market condition.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Transaction, proxy and reorganization. Transaction, proxy and reorganization expense for the three and six months ended June 30, 2020 were related to transaction and reorganization costs. Transaction, proxy and reorganization expense for the three and six months ended June 30, 2019 were related to proxy costs.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, the Company recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 9 to the Condensed Consolidated Financial Statements.

(Gain) loss on investment in Equitrans Midstream Corporation. The Company's investment in Equitrans Midstream is recorded at fair value by multiplying the closing stock price of Equitrans Midstream's common stock by the number of shares of Equitrans Midstream's common stock owned by the Company. Changes in fair value are recorded in (gain) loss on investment in Equitrans Midstream Corporation in the Statements of Condensed Consolidated Operations. The Company's investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $8.31 and $13.36 as of June 30, 2020 and December 31, 2019, respectively. Note, the effect of the Company's sale of 50% of its ownership of its retained shares of Equitrans Midstream's common stock was recorded as a reduction to the investment in Equitrans Midstream in conjunction with the Company's recognition of the gain on the Equitrans Share Exchange. See Note 9 to the Condensed Consolidated Financial Statements.

Dividend and other income. Dividend and other income decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due primarily to lower dividends received from the Company's investment in Equitrans Midstream.

Loss on debt extinguishment. During the three and six months ended June 30, 2020, the Company recognized a loss on debt extinguishment of $0.4 million and $17.0 million, respectively, related to the repayment of the Company's 4.875% senior notes, 2.50% senior notes, floating rate notes and term loan facility. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to increased interest incurred on new debt, including the senior notes issued in January 2020, borrowings on the Company's term loan facility and the convertible senior notes issued in April 2020 as well as interest incurred on letters of credit issued in 2020. These increases were partly offset by lower interest incurred due to the repayment of the Company's 8.125% senior notes, 4.875% senior notes, floating rate notes and 2.50% senior notes and decreased borrowings on the Company's credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

Income tax (benefit) expense. See Note 5 to the Condensed Consolidated Financial Statements.

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

COVID-19 and Oil Price War

The energy industry has recently experienced two significant external stimuli that have impacted, and are anticipated to continue impacting, both day-to-day operations and the macro environment. The novel coronavirus, or COVID-19, outbreak and voluntary and mandatory quarantines, travel restrictions and other restrictions throughout the United States and other parts of the world have resulted in decreased demand for natural gas, NGLs and oil. Additionally, in March 2020, the group of oil producing nations known as OPEC+ failed to reach an agreement over proposed oil production cuts stemming from the decrease in global demand for oil in light of the COVID-19 pandemic (the oil price war). Although the members of OPEC+ eventually reached an agreement to reduce their oil production beginning in May 2020 and continuing through April 2022, there remains significant uncertainty regarding the future actions of OPEC+, its members and other state-controlled oil companies related to oil price and production controls, including anticipated increases in supply from Russia and other members of OPEC+, particularly Saudi Arabia.

Impact of COVID-19 on the Company's Operations. To date, the Company has experienced limited operational impacts as a direct result of work from home restrictions or COVID-19. As a "life-sustaining" business under the guidelines issued by each of the states in which the Company operates, the Company has been allowed to continue operations, provided that non-essential personnel have been required to work from home. One of the primary actions taken by the Company's new management team over the past twelve months has been the establishment of a digital work environment, which has allowed the Company to maintain the engagement and connectivity of its personnel as well as minimize the number of employees required in the office and field.

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

Impact of COVID-19 and Oil Price War on the Company's Outlook. The prices for natural gas, NGLs and oil have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of recent world developments in 2020. Oil prices in particular drastically fell in March 2020, and, although prices have since risen from historic lows in April 2020, oil prices continue to be depressed. However, forward strip pricing for natural gas has increased meaningfully compared to strip prices prior to the COVID-19 pandemic and oil price war, with the principal contributing factor believed to be the market expectation that supply decreases in associated natural gas (defined as natural gas produced as a byproduct of principally oil production activities) as a result of reduced or curtailed operations in oil basins will more than offset reduced demand for natural gas as a result of the COVID-19 pandemic. The impact of these recent developments on natural gas prices and the Company's business are unpredictable, and there is no assurance that natural gas prices will remain at recently elevated prices or that any positive impact from the oil price war will outweigh the negative impact from reduced demand for natural gas as a result of the COVID-19 pandemic or other factors. See Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A., "Risk Factors – The outbreak of the novel coronavirus, or COVID-19, has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows" in this Quarterly Report on Form 10-Q.

Deleveraging Plan

In October 2019, the Company announced a plan to reduce its debt through asset monetizations and increased free cash flow (the Deleveraging Plan). The Deleveraging Plan contemplates generating targeted proceeds from monetizations of select, non-core exploration and production assets, core mineral assets and/or the Company's retained equity interest in Equitrans Midstream.

Given current market conditions, the Company intends to more selectively pursue non-core asset sales and opportunistically monetize its remaining equity interest in Equitrans Midstream in a strategic manner. The Company believes that the combination of the anticipated proceeds from monetization transactions, anticipated remaining income tax refunds of $201.9 million (in part

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
accelerated by the Coronavirus Aid, Relief and Economic Security Act (the CARES Act)) and improved realized free cash flow amounts as a result of accelerated well cost reductions will be sufficient to allow the Company to repay or refinance its remaining debt maturing in 2021 by the end of 2020 and begin repaying or refinancing its debt maturing after 2021. Until the Company's leverage target is achieved, the Company expects to use all free cash flow and divestiture proceeds to reduce its debt.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company issued the Convertible Notes during the second quarter of 2020. Upon conversion of the Convertible Notes, the Company intends to use a combined settlement approach to satisfy its obligation by paying or delivering to holders of the Convertible Notes cash equal to the principal amount of the obligation and EQT common stock for amounts that exceed the principal amount of the obligation. By settling its Convertible Notes obligation either partially or wholly in EQT common stock, the Company could favorably affect its leverage levels.

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

Operating Activities

Net cash provided by operating activities was $947 million for the six months ended June 30, 2020 compared to $1,315 million for the same period in 2019. The decrease was due primarily to lower cash operating revenues and unfavorable timing of working capital payments, partly offset by increased cash settlements received on derivatives not designated as hedges and income tax refunds received of $189.6 million during the six months ended June 30, 2020.

The Company's cash flows from operating activities are affected by movements in the market price for commodities. The Company is unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $349 million for the six months ended June 30, 2020 compared to $765 million for the same period in 2019. The decrease was due to lower capital expenditures as a result of the Company's change in strategic focus from production growth to capital efficiency as well as cash received from asset sales and the Equitrans Share Exchange.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes the Company's capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Reserve development	$235	$374	$458	$775
Land and lease	28	56	50	101
Capitalized overhead	13	24	24	41
Capitalized interest	4	6	8	13
Other production infrastructure	19	5	20	11
Other corporate items	4	1	5	1
Total capital expenditures	303	466	565	942
Deduct: Non-cash items (a)	(47)	(71)	(53)	(176)
Total cash capital expenditures	$256	$395	$512	$766

(a)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate.

Financing Activities

Net cash used in financing activities was $600 million for the six months ended June 30, 2020 compared to $524 million for the same period in 2019. For the six months ended June 30, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt. For the six months ended June 30, 2019, the primary uses of financing cash flows were net repayments of credit facility borrowings and debt, and the primary source of financing cash flows was net proceeds from borrowings under the Company's term loan facility.

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

Income Tax Receivables

As of June 30, 2020, the Company had a tax receivable of $201.9 million in the Condensed Consolidated Balance Sheet. The tax receivable includes $189.7 million of expected federal refunds of Alternative Minimum Tax credits, $94.8 million of which was accelerated as a result of the CARES Act, and $12.2 million of expected refunds of 2018 state tax return overpayments. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the CARES Act.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to the Company's debt instruments as of July 22, 2020. The Company's credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba3	Negative
Standard & Poor's Ratings Service (S&P)	BB–	Negative
Fitch Ratings Service (Fitch)	BB	Positive

Changes in credit ratings may affect the Company's access to the capital markets, the cost of short-term debt through interest rates and fees under the Company's lines of credit, the interest rate on the Adjustable Rate Notes (defined in Note 6 to the Condensed Consolidated Financial Statements), the rates available on new long-term debt, the Company's pool of investors and funding sources, the borrowing costs and margin deposit requirements on the Company's derivative instruments and credit assurance requirements, including collateral, in support of the Company's midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on the Company's derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between hedging counterparties and the Company. As of July 22, 2020, the Company had sufficient unused borrowing capacity, net of letters of credit, under its credit facility to satisfy any requests for margin deposit or other collateral that its counterparties are permitted to request of the Company pursuant to the Company's derivative instruments, midstream services contracts and other contracts. As of July 22, 2020, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, margin deposits and other collateral posted of approximately $0.9 billion in the aggregate.

The Company's debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under the Company's credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company's credit facility contains financial covenants that require the Company to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of June 30, 2020, the Company was in compliance with all debt provisions and covenants.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the borrowings on the Company's credit facility.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of the Company's commodity risk management program is related to hedging sales of the Company's produced natural gas. The overall objective of the Company's hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. The following table summarizes the approximate volumes and prices of the Company's NYMEX hedge positions through 2024 as of July 22, 2020.

	2020 (a)	2021	2022	2023	2024
Swaps:
Volume (MMDth)	575	467	—	2	2
Average Price ($/Dth)	$2.74	$2.50	$—	$2.67	$2.67
Calls – Net Short:
Volume (MMDth)	200	219	284	77	15
Average Short Strike Price ($/Dth)	$2.91	$2.90	$2.89	$2.89	$3.11
Puts – Net Long:
Volume (MMDth)	69	57	135	69	15
Average Long Strike Price ($/Dth)	$2.29	$2.38	$2.35	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	5	72	3	3	—
Average Price ($/Dth)	$2.66	$2.50	$2.52	$2.38	$—

(a)July 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in the Company's price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2020 (July 1 through December 31), 2021, 2022, 2023 and 2024, the Company has natural gas sales agreements for approximately 6 MMDth, 18 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.60, $3.17, $3.17, $2.84 and $3.21, respectively. The Company has also entered into derivative instruments to hedge basis. The Company may use other contractual agreements to implement its commodity hedging strategy.

During the three months ended June 30, 2020, the Company purchased $54 million of options with the primary purpose of reducing future NYMEX based payments that could be due in 2021, 2022 and 2023 to Equitrans Midstream related to the Henry Hub Cash Bonus (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements) provided for by the Consolidated GGA.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Schedule of Contractual Obligations

The following table presents the Company's long-term contractual obligations as of June 30, 2020.

	Total	2020 (a)	2021 – 2022	2023 – 2024	Thereafter
	(Thousands)
Purchase obligations (b)	$25,750,101	$1,037,039	$3,469,023	$3,867,661	$17,376,378
Long-term debt, including current portion	4,763,185	13,737	1,030,129	22,083	3,697,236
Interest payments on debt (c)	1,566,363	124,760	485,589	431,659	524,355
Credit facility borrowings (d)	38,000	—	38,000	—	—
Lease obligations (e)	49,101	15,248	18,570	15,255	28
Other liabilities (f)	32,668	965	17,403	8,781	5,519
Total contractual obligations	$32,199,418	$1,191,749	$5,058,714	$4,345,439	$21,603,516

(a)July 1 through December 31.
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
(c)Interest payments exclude interest related to the Company's credit facility borrowings as the interest rate is variable.
(d)The Company's credit facility borrowings were classified based on the credit facility's termination date.
(e)See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's lease obligations.
(f)Other liabilities are primarily commitments for estimated payouts for various liability stock award plans. See "Critical Accounting Policies and Estimates" herein, Note 11 to the Condensed Consolidated Financial Statements and Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of factors that affect the ultimate amount of the payout of these obligations.

The Company is currently unable to make reasonably reliable estimates of the period of cash settlement of potential liabilities with taxing authorities related to its total reserve for unrecognized tax benefits; therefore, this amount has been excluded from the schedule of contractual obligations.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the Company's financial condition, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements and Part I, Item 3., "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the Company's commitments and contingencies. See also Part II, Item 1., "Legal Proceedings."

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

A hypothetical decrease of 10% in the market price of natural gas from June 30, 2020 and December 31, 2019 would increase the fair value of the Company's natural gas derivative commodity instruments by approximately $347.8 million and $389.4 million, respectively. A hypothetical increase of 10% in the market price of natural gas from June 30, 2020 and December 31, 2019 would decrease the fair value of the Company's natural gas derivative commodity instruments by approximately $346.9 million and $394.5 million, respectively. For purposes of this analysis, the Company applied the 10% change in the market price of natural gas from June 30, 2020 and December 31, 2019 to the Company's natural gas derivative commodity instruments as of June 30, 2020 and December 31, 2019 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to the Company's normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Changes in market interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings on its credit facility and, prior its full redemption on June 30, 2020, term loan facility. None of the interest the Company pays on its senior notes fluctuate based on changes to market interest rates. A 1% increase in interest rates on the Company's borrowings on its credit facility and term loan facility during the six months ended June 30, 2020 would have increased interest expense by approximately $8 million.

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

Approximately 60%, or $781.6 million, of the Company's OTC derivative contracts outstanding at June 30, 2020 had a positive fair value. Approximately 75%, or $718.0 million, of the Company's OTC derivative contracts outstanding at December 31, 2019 had a positive fair value.

As of June 30, 2020, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. During the three months ended June 30, 2020, the Company made no adjustments to the fair value of its derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company's established fair value procedure. The Company monitors market conditions that may impact the fair value of its derivative contracts.

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

No one lender of the large group of financial institutions in the syndicate for the Company's credit facility holds more than 10% of the financial commitments under such facility. The large syndicate group and relatively low percentage of participation by each lender are expected to limit the Company's exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Secondary Containment underneath Gas Processing Units (GPUs), Allegheny, Greene and Washington Counties, Pennsylvania.
On April 1, 2020, the Company received a draft Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (PADEP) claiming that the Company failed to install secondary containment systems in accordance with 25 Pa. Code § 78a.64a(b) underneath 228 GPUs located in southwest Pennsylvania between October 8, 2016 and February 4, 2019. On February 4, 2019, the Company voluntarily disclosed a list of GPUs that did not meet the requirements of 25 Pa. Code § 78a.64a(b) and agreed to begin installing secondary containment systems in compliance with 25 Pa. Code § 78a.64a(b) on all new GPU installations going forward. The draft Consent Order and Agreement, which has not been executed by the Company, requires the Company to pay a civil penalty and continue to install such containment systems, among other things. The Company is in the process of negotiating a resolution of this matter with PADEP. While the Company anticipates that the penalties related to this matter are likely to exceed $100,000, the Company expects that the resolution of this matter will not have a material impact on the financial condition, results of operations or liquidity of the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than those listed in this section.

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

•the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties; and

•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to find attractive asset monetization opportunities and successfully execute our plan to deleverage our business within our anticipated timeframe or at all; for example, the market value of the assets to be monetized may be reduced and the financial condition or prospects of prospective purchasers and other counterparties, and such parties'

access to financing on acceptable terms, may be adversely affected. If we are not able to successfully execute our Deleveraging Plan or otherwise reduce absolute debt to a level we believe appropriate, our credit ratings may be lowered, we may reduce or delay our planned capital expenditures or investments and we may revise or delay our strategic plans.

Prior to the declaration of COVID-19 as a global pandemic by the World Health Organization on March 15, 2020, we established a COVID-19 Response Team (the Response Team) consisting of a multi-disciplinary group of senior leaders. The primary functions of the Response Team are to analyze areas of risk, scenario plan and assess business continuity matters. The Response Team meets regularly and has been in consistent communication with our Board of Directors. We expect that the principal areas of operational risk for us are availability of service providers and supply chain disruption. Active development operations, including drilling and fracking operations, represent the greatest risk for transmission given the number of personnel and contractors on site. While we believe that we are following best practices under COVID-19 guidance, the potential for transmission still exists. In certain instances, it may be necessary or determined advisable for us to delay development operations. The Response Team continues to monitor potential areas of risk for us.

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

As of December 31, 2019, our senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch, each with a "Negative" outlook. In January 2020, Moody's downgraded our senior notes credit rating to "Ba1." In February 2020, S&P downgraded our senior notes credit rating to "BB+," and Fitch downgraded our senior notes credit rating to "BB." In April 2020, S&P further downgraded our senior notes credit rating to "BB–," and Moody's further downgraded our senior notes credit rating to "Ba3." In June 2020, Fitch revised our outlook to "Positive." As a result of the February 2020 and April 2020 downgrades, the interest rate on our 6.125% senior notes will increase to 7.875% and the interest rate on our 7.000% senior notes will increase to 8.750% beginning with the interest payment period that starts on August 1, 2020. Although we are not aware of any current plans of Moody's, S&P or Fitch to further downgrade its rating of our senior notes, we cannot be assured that one or more will not further downgrade or withdraw entirely their rating of our senior notes. Further impacts to our business as a result of the recent outbreak of COVID-19, including low prices for natural gas, NGLs and oil, or an increase in the level of our indebtedness or failure to significantly execute the Deleveraging Plan, may result in Moody's, S&P or Fitch further downgrading its rating of our senior notes. If there are further downgrades to our credit rating, our access to the capital markets may be impacted, the cost of short-term debt through interest rates and fees under our lines of credit may increase, the interest rate on our Adjustable Rate Notes will further increase, the rates available on new long-term debt may increase, our pool of investors and funding sources may decrease, the borrowing costs and margin deposit requirements on our derivative instruments may increase and we may be required to provide additional credit assurances, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts, which could adversely affect our business, results of operations and liquidity. As of July 22, 2020, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our derivative instruments, midstream services contracts and other contracts. As of July 22, 2020, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, margin deposits and other collateral posted of approximately $0.9 billion in the aggregate.

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

The accounting for the Convertible Notes may have a material effect on our reported financial results.

On April 28, 2020, we issued the Convertible Notes due May 1, 2026 unless earlier redeemed, repurchased or converted. In accordance with GAAP, an issuer must separately account for the liability and equity components of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect on the accounting for the Convertible Notes is that the equity component is required to be included in additional paid-in capital of shareholders' equity on our condensed consolidated balance sheet, and the value of the equity component is treated as a debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because GAAP requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In addition, because we have the ability and intent to settle the Convertible Notes, upon conversion, by paying or delivering cash equal to the principal amount of the obligation and common stock for amounts over the principal amount, the shares issuable upon conversion of the Convertible Notes are accounted for using the treasury stock method and, as such, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Further, under the treasury stock method, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess are issued. We cannot be sure that we will be able to continue to demonstrate the ability or intent to settle in cash or that the accounting standards will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, our diluted earnings per share could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2020.

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Indenture, dated as of April 28, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 1.75% Convertible Senior Notes due 2026 were issued.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on April 29, 2020.
*10.01	Form of EQT Corporation Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 4, 2020.
*10.02	EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 (#333-237953) filed on May 1, 2020.
*10.03	EQT Corporation Executive Severance Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 20, 2020.
10.04	Purchase Agreement, dated April 23, 2020, by and among EQT Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers named in Schedule 1 attached thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 29, 2020.
10.05	Form of Capped Call Confirmation.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-3551) filed on April 29, 2020.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
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
 Date:  July 27, 2020