Form 10-Q
period 2020-09-30
EQT Corp
filed 2020-10-22
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

As of October 16, 2020, 255,598,827 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$598,992	$769,627	$1,812,965	$2,941,767
(Loss) gain on derivatives not designated as hedges	(427,182)	180,313	(11,320)	455,952
Net marketing services and other	317	1,636	4,613	7,282
Total operating revenues	172,127	951,576	1,806,258	3,405,001
Operating expenses:
Transportation and processing	427,691	437,942	1,273,161	1,314,172
Production	39,670	37,821	118,379	117,545
Exploration	3,160	3,492	4,959	6,356
Selling, general and administrative	56,330	79,376	134,609	214,562
Depreciation and depletion	341,027	390,993	1,021,649	1,154,519
Amortization of intangible assets	7,478	7,755	22,433	28,439
Loss on sale/exchange of long-lived assets	4,662	13,935	102,721	13,935
Impairment of intangible assets	—	15,411	—	15,411
Impairment and expiration of leases	50,449	49,601	145,496	127,719
Transaction, proxy and reorganization	1,855	76,779	6,600	102,386
Total operating expenses	932,322	1,113,105	2,830,007	3,095,044
Operating (loss) income	(760,195)	(161,529)	(1,023,749)	309,957
Gain on Equitrans Share Exchange (see Note 9)	—	—	(187,223)	—
(Gain) loss on investment in Equitrans Midstream Corporation	(3,801)	261,093	303,844	276,779
Dividend and other income	(2,900)	(22,960)	(31,204)	(67,592)
Loss on debt extinguishment	3,749	—	20,712	—
Interest expense	69,154	47,709	196,914	154,785
Loss before income taxes	(826,397)	(447,371)	(1,326,792)	(54,015)
Income tax benefit	(225,757)	(86,343)	(295,938)	(9,244)
Net loss	$(600,640)	$(361,028)	$(1,030,854)	$(44,771)

Loss per share of common stock:
Basic:
Weighted average common stock outstanding	255,589	255,235	255,516	255,069
Net loss	$(2.35)	$(1.41)	$(4.03)	$(0.18)
Diluted:
Weighted average common stock outstanding	255,589	255,235	255,516	255,069
Net loss	$(2.35)	$(1.41)	$(4.03)	$(0.18)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Net loss	$(600,640)	$(361,028)	$(1,030,854)	$(44,771)

Other comprehensive income (loss), net of tax:
Net change in interest rate cash flow hedges (a)	—	43	—	127
Other post-retirement benefits liability adjustment (b)	72	77	156	229
Change in accounting principle (c)	—	—	—	(496)
Other comprehensive income (loss)	72	120	156	(140)
Comprehensive loss	$(600,568)	$(360,908)	$(1,030,698)	$(44,911)

(a)Net of tax expense of $10 and $30 for the three and nine months ended September 30, 2019.
(b)Net of tax expense of $23 and $26 for the three months ended September 30, 2020 and 2019, respectively, and $71 and $78 for the nine months ended September 30, 2020 and 2019, respectively.
(c)Related to adoption of Accounting Standards Update (ASU) 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net loss	$(1,030,854)	$(44,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(182,244)	(10,407)
Depreciation and depletion	1,021,649	1,154,519
Amortization of intangible assets	22,433	28,439
Impairment of leases and intangible assets and loss on sale/exchange of long-lived assets	248,217	157,065
Gain on Equitrans Share Exchange	(187,223)	—
Loss on investment in Equitrans Midstream Corporation	303,844	276,779
Loss on debt extinguishment	20,712	—
Share-based compensation expense	15,226	29,453
Amortization, accretion and other	25,236	19,385
Loss (gain) on derivatives not designated as hedges	11,320	(455,952)
Cash settlements received on derivatives not designated as hedges	813,218	152,149
Net premiums (paid) received on derivative instruments	(53,473)	22,512
Changes in other assets and liabilities:
Accounts receivable	139,713	508,306
Accounts payable	(62,853)	(286,453)
Tax receivable	248,101	3,784
Other items, net	(221,445)	79,046
Net cash provided by operating activities	1,131,577	1,633,854
Cash flows from investing activities:
Capital expenditures	(788,384)	(1,257,333)
Proceeds from sale of assets	113,236	—
Cash received for Equitrans Share Exchange	52,323	—
Other investing activities	117	1,123
Net cash used in investing activities	(622,708)	(1,256,210)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	1,772,750	2,261,250
Repayment of borrowings on credit facility	(1,822,250)	(2,900,250)
Proceeds from issuance of debt	2,250,000	1,000,000
Debt issuance costs and Capped Call Transactions (See Note 6)	(65,102)	(913)
Repayments and retirements of debt	(2,609,785)	(703,471)
Premiums paid on debt extinguishment	(17,150)	—
Dividends paid	(7,664)	(22,985)
Cash paid for taxes related to net settlement of share-based incentive awards	(596)	(7,220)
Net cash used in financing activities	(499,797)	(373,589)
Net change in cash and cash equivalents	9,072	4,055
Cash and cash equivalents at beginning of period	4,596	3,487
Cash and cash equivalents at end of period	$13,668	$7,542

Cash paid (received) during the period for:
Interest, net of amount capitalized	$145,366	$125,817
Income taxes, net	(402,044)	(1,480)
Non-cash activity during the period for:
Increase in right-of-use lease assets and liabilities	$3,130	$112,141
Increase in asset retirement costs and obligations	9,674	3,610
Capitalization of non-cash equity share-based compensation	2,350	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,668	$4,596
Accounts receivable (less provision for doubtful accounts: $3,897 and $6,861)	428,439	610,088
Derivative instruments, at fair value	503,648	812,664
Tax receivable	50,753	298,854
Prepaid expenses and other	345,646	28,653
Total current assets	1,342,154	1,754,855

Property, plant and equipment	21,134,536	21,655,351
Less: Accumulated depreciation and depletion	5,577,119	5,499,861
Net property, plant and equipment	15,557,417	16,155,490

Net intangible assets	3,573	26,006
Contract asset	325,934	—
Investment in Equitrans Midstream Corporation	214,004	676,009
Other assets	131,653	196,867
Total assets	$17,574,735	$18,809,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$33,363	$16,204
Accounts payable	693,141	796,438
Derivative instruments, at fair value	894,618	312,696
Other current liabilities	218,395	220,564
Total current liabilities	1,839,517	1,345,902

Credit facility borrowings	244,500	294,000
Term loan facility borrowings	—	999,353
Senior notes	4,351,917	3,878,366
Note payable to EQM Midstream Partners, LP	101,170	105,056
Deferred income taxes	1,336,629	1,485,814
Other liabilities and credits	855,193	897,148
Total liabilities	8,728,926	9,005,639

Shareholders' equity:
Common stock, no par value, shares authorized: 640,000 and 320,000, shares issued: 257,003 and 257,003	7,895,628	7,818,205
Treasury stock, shares at cost: 1,658 and 1,832	(29,347)	(32,507)
Retained earnings	984,571	2,023,089
Accumulated other comprehensive loss	(5,043)	(5,199)
Total shareholders' equity	8,845,809	9,803,588
Total liabilities and shareholders' equity	$17,574,735	$18,809,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	No Par Value	Treasury Stock	Retained Earnings		Total Equity
	(Thousands, except per share amounts)
Balance at July 1, 2019	254,796	$7,807,740	$(39,310)	$3,485,711	$(5,666)	$11,248,475
Comprehensive income, net of tax:
Net income				(361,028)		(361,028)
Net change in interest rate cash flow hedges, net of tax expense: $10					43	43
Other postretirement benefits liability adjustment, net of tax expense: $26					77	77
Dividends ($0.03 per share)				(7,668)		(7,668)
Share-based compensation plans	374	10,943	6,783			17,726
Balance at September 30, 2019	255,170	$7,818,683	$(32,527)	$3,117,015	$(5,546)	$10,897,625

Balance at July 1, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$9,438,827
Comprehensive loss, net of tax:
Net loss				(600,640)		(600,640)
Other postretirement benefits liability adjustment, net of tax expense: $23					72	72
Share-based compensation plans	55	6,556	994			7,550
Balance at September 30, 2020	255,345	$7,895,628	$(29,347)	$984,571	$(5,043)	$8,845,809

Common shares authorized: 320,000 and 640,000 at September 30, 2019 and 2020, respectively. Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	No Par Value	Treasury Stock	Retained Earnings		Total Equity
	(Thousands, except per share amounts)
Balance at January 1, 2019	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$10,958,229
Comprehensive income, net of tax:
Net income				(44,771)		(44,771)
Net change in interest rate cash flow hedges, net of tax expense: $30					127	127
Other postretirement benefits liability adjustment, net of tax expense: $78					229	229
Dividends ($0.09 per share)				(22,985)		(22,985)
Share-based compensation plans	920	4,599	16,667			21,266
Change in accounting principle (a)				496	(496)	—
Other	(222)	(14,470)				(14,470)
Balance at September 30, 2019	255,170	$7,818,683	$(32,527)	$3,117,015	$(5,546)	$10,897,625

Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$9,803,588
Comprehensive loss, net of tax:
Net loss				(1,030,854)		(1,030,854)
Other postretirement benefits liability adjustment, net of tax expense: $71					156	156
Dividends ($0.03 per share)				(7,664)		(7,664)
Share-based compensation plans	174	13,778	3,160			16,938
Equity component of convertible senior notes (See Note 6)		63,645				63,645
Balance at September 30, 2020	255,345	$7,895,628	$(29,347)	$984,571	$(5,043)	$8,845,809

Common shares authorized: 320,000 and 640,000 at September 30, 2019 and 2020, respectively. Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

(a)Related to adoption of ASU 2018-02.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2020 and December 31, 2019, the results of its operations and equity for the three and nine month periods ended September 30, 2020 and 2019 and its cash flows for the nine month periods ended September 30, 2020 and 2019. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU provides guidance on accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU prospectively on January 1, 2020, at which point onward applicable costs were capitalized to the Condensed Consolidated Balance Sheet rather than expensed to selling, general and administrative expense in the Statement of Condensed Consolidated Operations. For the three and nine months ended September 30, 2020, such capitalized costs were approximately $2 million and $6 million, respectively.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by eliminating certain exceptions to ASC 740, Income Taxes, related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. In addition, this ASU simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates and provides clarification on accounting for transactions that result in a step up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim

EQT Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

periods within those fiscal years, and early adoption is permitted. The Company is evaluating the impact this standard will have on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing certain separation models for convertible instruments. For convertible instruments with conversion features that are not accounted for as derivatives under ASC 815 or do not result in substantial premiums accounted for as paid-in capital, the convertible instrument's embedded conversion features are no longer separated from the host contract. Consequently, and as long as no other feature requires bifurcation and recognition as a derivative, the convertible instrument is accounted for as a single liability measured at its amortized cost. This ASU also amends the impact of convertible instruments on the calculation of diluted earnings per share (EPS) and adds several new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Adoption beginning after December 15, 2020, including interim periods within those fiscal years, is permitted. The Company has not determined the timing or method of adoption and is evaluating the impact this standard will have on its financial statements and related disclosures.

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $275.8 million and $384.0 million in accounts receivable in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$556,950	$726,076	$1,698,396	$2,763,792
NGLs sales	38,380	34,880	102,897	151,004
Oil sales	3,662	8,671	11,672	26,971
Total revenues from contracts with customers	$598,992	$769,627	$1,812,965	$2,941,767

Other sources of revenue:
(Loss) gain on derivatives not designated as hedges	(427,182)	180,313	(11,320)	455,952
Net marketing services and other	317	1,636	4,613	7,282
Total operating revenues	$172,127	$951,576	$1,806,258	$3,405,001

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of September 30, 2020. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of September 30, 2020.

	2020 (a)	2021	2022	2023	Total
	(Thousands)
Natural gas sales	$8,461	$178,100	$8,158	$6,794	$201,513

(a)October 1 through December 31.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 1,659 Bcf of natural gas and 1,723 Mbbl of NGLs as of September 30, 2020 and 1,644 Bcf of natural gas as of December 31, 2019. The open positions at both September 30, 2020 and December 31, 2019 had maturities extending through December 2024.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's or S&P is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Rating Service (Fitch). Anything below these ratings is considered non-investment grade. As of September 30, 2020, the Company's senior notes were rated "Ba3" by Moody's and "BB–" by S&P.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $228.8 million, for which the Company deposited and recorded as a current asset $142.0 million. As of December 31, 2019, there were no such deposits recorded in the Condensed Consolidated Balance Sheet.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2020 and December 31, 2019, the Company recorded $102.5 million and $12.6 million, respectively, of such deposits as a current asset in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
September 30, 2020
Asset derivative instruments, at fair value	$503,648	$(433,954)	$—	$69,694
Liability derivative instruments, at fair value	894,618	(433,954)	(244,457)	216,207

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$(226,116)	$—	$586,548
Liability derivative instruments, at fair value	312,696	(226,116)	(12,606)	73,974

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

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
September 30, 2020
Asset derivative instruments, at fair value	$503,648	$66,840	$436,808	$—
Liability derivative instruments, at fair value	894,618	131,364	763,254	—

December 31, 2019
Asset derivative instruments, at fair value	$812,664	$95,041	$717,623	$—
Liability derivative instruments, at fair value	312,696	71,107	241,589	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of the Company's investment in Equitrans Midstream Corporation (Equitrans Midstream) approximates fair value as Equitrans Midstream is a publicly traded company. The carrying values of borrowings on the Company's credit facility and term loan facility (which was fully repaid in the second quarter of 2020) approximate fair value as the interest rates are based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

The Company has an immaterial investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies. The investment is valued using, as a practical expedient, the net asset value provided in the financial statements received from fund managers and is recorded in other assets in the Condensed Consolidated Balance Sheets.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2020 and December 31, 2019, the Company's senior notes had a fair value of approximately $4.8 billion and $3.9 billion, respectively, and a carrying value of approximately $4.4 billion and $3.9 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of September 30, 2020 and December 31, 2019, the Company's note payable to EQM had a fair value of approximately $131 million and $128 million, respectively, and a carrying value of approximately $106 million and $110 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

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

5.    Income Taxes

For the nine months ended September 30, 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. For the nine months ended September 30, 2019, the Company determined that this method of applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss did not provide a reliable estimate of the provision for income taxes because small fluctuations in estimated income resulted in significant changes in the estimated annual tax rate. Therefore, the Company instead used a discrete effective tax rate method to

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
calculate taxes for the nine months ended September 30, 2019. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2020.

The Company recorded income tax benefit at an effective tax rate of 22.3% and 17.1% for the nine months ended September 30, 2020 and 2019, respectively. The Company's effective tax rate for the nine months ended September 30, 2020 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances that limit certain state tax benefits, and the benefit related to the settlement of the Company's 2010, 2011 and 2012 audit with the Internal Revenue Service (IRS). These items were partly offset by valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred through September 30, 2020 that, if such investment is sold, would become capital losses. The Company believes it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

The Company's effective tax rate for the nine months ended September 30, 2019 was lower compared to the U.S. federal statutory rate due primarily to state valuation allowances that limit certain state tax benefits as well as the Company's recognition of executive compensation and transaction costs, which are not deductible for tax purposes, partly offset by state taxes recorded in 2019 and the Company's reversal of its valuation allowances related to state net operating losses utilization against future taxable income and Alternative Minimum Tax (AMT) refund sequestration. The Company's reversal of its AMT refund valuation allowance resulted from a first quarter 2019 IRS announcement that reversed the IRS's prior position that 6.2% of AMT refunds are subject to sequestration by the U.S. federal government.

On March 27, 2020, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act accelerated the Company's ability to claim federal refunds of AMT credits, increasing the Company's expected collectable refund in 2020 by $94.8 million to $379.3 million, all of which, plus interest of $12.1 million, was received during the nine months ended September 30, 2020. The CARES Act also increased the interest expense limitation from 30% to 50% of adjusted taxable income (ATI) and provides the Company the option to use its 2019 ATI in 2020. Further, the CARES Act modified certain net operating loss (NOL) rules, including allowing five year carrybacks for NOLs arising in 2018, 2019 and 2020 and temporarily removing the 80% taxable income NOL utilization limit for those periods. The Company does not expect any other tax-related provisions of the CARES Act to have a material impact on its financial statements and related disclosures.

6.    Debt

Credit facility. The Company has a $2.5 billion credit facility that expires in July 2022.

The Company had $0.8 billion of letters of credit outstanding under its credit facility as of September 30, 2020 and no letters of credit outstanding under its credit facility as of December 31, 2019.

Under the Company's credit facility, for the three months ended September 30, 2020 and 2019, the maximum amounts of outstanding borrowings were $399 million and $319 million, respectively, the average daily balances were approximately $149 million and $105 million, respectively, and interest was incurred at weighted average annual interest rates of 2.2% and 3.6%, respectively. Under the Company's credit facility, for the nine months ended September 30, 2020 and 2019, the maximum amounts of outstanding borrowings were $399 million and $1,108 million, respectively, the average daily balances were approximately $90 million and $340 million, respectively, and interest was incurred at weighted average annual interest rates of 2.5% and 4.0%, respectively. Based on the Company's senior notes credit rating as of September 30, 2020, the margin on base rate loans under the Company's credit facility was 1.00% and the margin on Eurodollar rate loans was 2.00%.

Term loan facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. During the second quarter 2020, the Company used proceeds from the offering of its Convertible Notes (see below), income tax refunds received during the quarter (see Note 5) and proceeds from the 2020 Divestiture (see Note 10) to fully repay its term loan facility on June 30, 2020. Under the Company's term loan facility, from January 1, 2020 through June 30, 2020, the average daily balance was approximately $692 million and interest was incurred at a weighted average annual interest rate of 2.6%. As of September 30, 2019, the Company had $1.0 billion of outstanding borrowings under its term loan facility. For the period May 31, 2019 through September 30, 2019, interest was incurred on the Company's term loan facility borrowings at a weighted average annual interest rate of 3.3%.

Adjustable Rate Notes. On January 21, 2020, the Company issued $1.0 billion aggregate principal amount of 6.125% senior notes due February 1, 2025 and $750 million aggregate principal amount of 7.000% senior notes due February 1, 2030 (together, the Adjustable Rate Notes). The Company used the net proceeds from the Adjustable Rate Notes to repay $500 million aggregate

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

As a result of downgrades of the Company's senior notes credit rating that occurred subsequent to the issuance of the Adjustable Rate Notes, the interest rate on the 6.125% senior notes increased to 7.875% and the interest rate on the 7.000% senior notes increased to 8.750% beginning with the interest payment period that started on August 1, 2020. The adjusted interest rate under the Adjustable Rate Notes cannot exceed 2% of the original interest rate first set forth on the face of the senior notes.

4.875% Senior Notes. In April 2020, the Company repurchased $4.6 million aggregate principal amount of its 4.875% senior notes pursuant to open market purchases. In August 2020, the Company repurchased $101.5 million aggregate principal amount of the Company's 4.875% senior notes at a total cost of $105.9 million, inclusive of a tender premium of $3.3 million and accrued but unpaid interest of $1.1 million.

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

For the nine months ended September 30, 2020, the Convertible Notes had a net shareholders' equity impact of $63.6 million, which consisted of the conversion option equity component of $100.9 million less the Capped Call Transactions costs of $32.5 million and issuance costs attributable to the equity component of $4.8 million.

As of September 30, 2020, the net carrying amount of the Convertible Notes liability component consisted of principal of $500 million less the unamortized debt discount of $134.0 million and unamortized issuance costs of $11.6 million. The table below summarizes the components of interest expense related to the Convertible Notes.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Thousands)
Contractual interest expense	$2,188	$3,695
Amortization of debt discount	4,767	7,998
Amortization of issuance costs	315	524
Total Convertible Notes interest expense	$7,270	$12,217

Surety Bonds. During the nine months ended September 30, 2020, the Company issued approximately $93 million in surety bonds in response to its credit downgrades by Moody's, S&P and Fitch.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three and nine months ended September 30, 2020, all securities, totaling 6,671,532 and 6,715,083, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS. Likewise, for the three and nine months ended September 30, 2019, all securities, totaling 2,998,033 and 3,070,567, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

As discussed in Note 6, the Company issued the Convertible Notes during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for the three and nine months ended September 30, 2020, the conversion premium of 6,666,670 shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

8.    Changes in Accumulated OCI (Loss) by Component

The following table summarizes the changes in accumulated OCI (loss) by component.

	Interest rate cash flow hedges, net of tax		Other postretirement benefits liability adjustment, net of tax		Accumulated OCI (loss), net of tax
	(Thousands)

July 1, 2019	$(303)		$(5,363)		$(5,666)
Losses reclassified from accumulated OCI, net of tax	43	(a)	77	(b)	120
September 30, 2019	$(260)		$(5,286)		$(5,546)

July 1, 2020	$—		$(5,115)		$(5,115)
Losses reclassified from accumulated OCI, net of tax	—		72	(b)	72
September 30, 2020	$—		$(5,043)		$(5,043)

January 1, 2019	$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated OCI, net of tax	127	(a)	229	(b)	356
Change in accounting principle	—		(496)	(c)	(496)
September 30, 2019	$(260)		$(5,286)		$(5,546)

January 1, 2020	$—		$(5,199)		$(5,199)
Losses reclassified from accumulated OCI, net of tax	—		156	(b)	156
September 30, 2020	$—		$(5,043)		$(5,043)

(a)Losses, net of tax, related to interest rate cash flow hedges were reclassified from accumulated OCI into interest expense.
(b)Losses, net of tax, related to other postretirement benefits liability adjustments are attributable to net actuarial losses and net prior service costs.
(c)Related to adoption of ASU 2018-02.

9.    Equitrans Share Exchange

On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with Equitrans Midstream, pursuant to which, among other things, the Company sold to Equitrans Midstream a total of 25,299,752 shares, or 50% of its ownership, of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The transactions contemplated by the Share Purchase Agreements closed on March 5, 2020 (the Share Purchase

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Closing Date). The rate relief was effected through the execution of the Consolidated GGA (defined herein). As of September 30, 2020, the Company owned 25,296,026 shares of Equitrans Midstream's common stock.

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

On the Share Purchase Closing Date, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief provided by the Consolidated GGA of $410 million, a derivative liability related to the Henry Hub Cash Bonus of approximately $117 million and a decrease in the Company's investment in Equitrans Midstream of approximately $158 million. The resulting gain of approximately $187 million was recorded in the Statement of Condensed Consolidated Operations. Beginning in the first quarter of 2021, the Company will recognize amortization of the contract asset over a period of four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief provided by the Consolidated GGA. As of September 30, 2020, the current portion of the contract asset was approximately $84 million. As of September 30, 2020, the derivative liability related to the Henry Hub Cash Bonus was approximately $152 million.

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

10.    2020 Asset Transactions

Asset Exchange Transactions. During the nine months ended September 30, 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 14,600 aggregate net revenue interest acres across Greene, Allegheny, Westmoreland and Washington Counties, Pennsylvania; Wetzel and Marshall Counties, West Virginia; and Belmont County, Ohio for approximately 14,600 aggregate net revenue interest acres across Greene and Washington Counties, Pennsylvania; Wetzel County, West Virginia; and Belmont County, Ohio. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $11.6 million and $67.2 million in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the three and nine months ended September 30, 2020, respectively.

During the third quarter of 2019, the Company closed on an acreage trade agreement and purchase and sale agreement with a third party (the 2019 Asset Exchange Transaction), pursuant to which the Company exchanged approximately 16,000 net revenue interest acres primarily in Wetzel and Marion Counties, West Virginia. Under the terms of the purchase and sale agreement, the Company assigned to the third party a gas gathering agreement that covers a portion of Tyler County, West Virginia and provides a firm gathering commitment, and the Company was released from its remaining obligations under that gas gathering agreement. As consideration for the third party's assumption of the Tyler County gas gathering agreement, the Company agreed to reimburse the third party for certain firm gathering costs under the gas gathering agreement through December 2022 and assign the third party an additional approximately 3,000 net revenue interest acres in Tyler and Wetzel Counties, West Virginia.

As a result of the 2019 Asset Exchange Transaction, the Company recognized a net loss of $13.9 million in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the three months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the liability for the reimbursement of those certain firm gathering costs was $28.7 million and $36.8 million and was recorded in other current and noncurrent liabilities in the Condensed Consolidated Balance Sheets.

EQT Corporation and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The fair value of leases acquired and, for the 2019 Asset Exchange Transaction, the fair value of the liability for the reimbursement of certain firm gathering costs were based on inputs that are not observable in the market and, as such, are a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculations included market-based prices for comparable acreage and the net present value of expected payments due for reimbursement.

2020 Divestiture. On May 11, 2020, the Company closed a transaction to sell certain non-strategic assets located in Pennsylvania and West Virginia (the 2020 Divestiture) for an aggregate purchase price of approximately $125 million in cash, subject to customary purchase price adjustments and the Contingent Consideration defined and discussed below. The Pennsylvania assets sold included 80 Marcellus wells and approximately 33 miles of gathering lines; the West Virginia assets sold included 809 conventional wells and approximately 154 miles of gathering lines. In addition, the 2020 Divestiture relieved the Company of approximately $49 million in asset retirement obligations and other liabilities associated with the sold assets. Proceeds from the sale were used to pay down the Company's term loan facility. See Note 6.

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that is recorded at fair value in the Consolidated Balance Sheets. The Contingent Consideration had no fair value as of May 11, 2020 and June 30, 2020 and a fair value of $5.1 million as of September 30, 2020. Changes in fair value are recorded in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

As a result of the 2020 Divestiture, the Company recognized a net loss of $36.8 million, including the impact of the change in fair value of the Contingent Consideration, in loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the nine months ended September 30, 2020.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss for the three months ended September 30, 2020 was $600.6 million, $2.35 per diluted share, compared to net loss for the same period in 2019 of $361.0 million, $1.41 per diluted share. The decrease was attributable primarily to decreased operating revenues, increased interest expense and decreased dividend and other income, partly offset by the gain on investment in Equitrans Midstream, increased income tax benefit, decreased transaction, proxy and reorganization expense, decreased depreciation and depletion expense and decreased selling, general and administrative expense.

Net loss for the nine months ended September 30, 2020 was $1,030.9 million, $4.03 per diluted share, compared to net loss for the same period in 2019 of $44.8 million, $0.18 per diluted share. The decrease was attributable primarily to decreased operating revenues, increased loss on sale/exchange of long-lived assets, increased interest expense and decreased dividend and other income, partly offset by increased income tax benefit, the gain on the Equitrans Share Exchange (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), decreased depreciation and depletion expense, decreased transaction, proxy and reorganization expense and decreased selling, general and administrative expense.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	348,136	363,034	1,043,126	1,077,962
NYMEX price ($/MMBtu) (a)	$1.97	$2.23	$1.88	$2.67
Btu uplift	0.11	0.11	0.10	0.13
Natural gas price ($/Mcf)	$2.08	$2.34	$1.98	$2.80

Basis ($/Mcf) (b)	$(0.48)	$(0.35)	$(0.35)	$(0.23)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	0.01	0.02	0.01	(0.05)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.47)	$(0.33)	$(0.34)	$(0.28)

Average adjusted price ($/Mcf)	$1.61	$2.01	$1.64	$2.52
Cash settled derivatives (not designated as hedges) ($/Mcf)	0.72	0.44	0.77	0.19
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.33	$2.45	$2.41	$2.71

Natural gas sales, including cash settled derivatives	$811,122	$891,249	$2,513,128	$2,916,891

LIQUIDS
Natural gas liquids (NGLs), excluding ethane:
Sales volume (MMcfe) (c)	10,661	10,609	32,053	34,359
Sales volume (Mbbl)	1,777	1,768	5,342	5,726
Price ($/Bbl)	$19.83	$16.85	$17.33	$23.00
Cash settled derivatives (not designated as hedges) ($/Bbl)	—	3.89	(0.17)	2.74
Average NGLs price, including cash settled derivatives ($/Bbl)	$19.83	$20.74	$17.16	$25.74
NGLs sales	$35,227	$36,668	$91,648	$147,392
Ethane:
Sales volume (MMcfe) (c)	6,442	5,846	18,540	18,239
Sales volume (Mbbl)	1,074	974	3,090	3,040
Price ($/Bbl)	$2.94	$5.22	$3.35	$6.34
Ethane sales	$3,153	$5,083	$10,339	$19,273
Oil:
Sales volume (MMcfe) (c)	899	1,334	3,136	3,847
Sales volume (Mbbl)	150	222	523	641
Price ($/Bbl)	$24.43	$39.01	$22.32	$42.07
Oil sales	$3,662	$8,671	$11,672	$26,971

Total liquids sales volume (MMcfe) (c)	18,002	17,789	53,729	56,445
Total liquids sales volume (Mbbl)	3,001	2,964	8,955	9,407
Total liquids sales	$42,042	$50,422	$113,659	$193,636

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (d)	$853,164	$941,671	$2,626,787	$3,110,527
Total sales volume (MMcfe)	366,138	380,823	1,096,855	1,134,407
Average realized price ($/Mcfe)	$2.33	$2.47	$2.39	$2.74

(a)The Company's volume weighted New York Mercantile Exchange (NYMEX) natural gas price (actual average NYMEX natural gas price ($/MMBtu)) was $1.98 and $2.23 for the three months ended September 30, 2020 and 2019, respectively, and $1.88 and $2.67 for the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands, unless otherwise noted)
Total operating revenues	$172,127	$951,576	$1,806,258	$3,405,001
Deduct (add):
Loss (gain) on derivatives not designated as hedges	427,182	(180,313)	11,320	(455,952)
Net cash settlements received on derivatives not designated as hedges	252,089	162,639	813,218	152,149
Premiums received for derivatives that settled during the period	2,083	9,405	604	16,611
Net marketing services and other	(317)	(1,636)	(4,613)	(7,282)
Adjusted operating revenues, a non-GAAP financial measure	$853,164	$941,671	$2,626,787	$3,110,527

Total sales volumes (MMcfe)	366,138	380,823	1,096,855	1,134,407
Average realized price ($/Mcfe)	$2.33	$2.47	$2.39	$2.74

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales Volumes and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%	2020	2019	%
	(Thousands, unless otherwise noted)
Sales volumes by shale (MMcfe):
Marcellus (a)	318,740	314,915	1.2	958,243	960,588	(0.2)
Ohio Utica	46,523	64,581	(28.0)	134,728	169,501	(20.5)
Other	875	1,327	(34.1)	3,884	4,318	(10.1)
Total sales volumes (b)	366,138	380,823	(3.9)	1,096,855	1,134,407	(3.3)

Average daily sales volumes (MMcfe/d)	3,980	4,139	(3.8)	4,003	4,155	(3.7)

Operating revenues:
Sales of natural gas, NGLs and oil	$598,992	$769,627	(22.2)	$1,812,965	$2,941,767	(38.4)
(Loss) gain on derivatives not designated as hedges	(427,182)	180,313	(336.9)	(11,320)	455,952	(102.5)
Net marketing services and other	317	1,636	(80.6)	4,613	7,282	(36.7)
Total operating revenues	$172,127	$951,576	(81.9)	$1,806,258	$3,405,001	(47.0)

(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended September 30, 2020 compared to the same period in 2019 due to a lower average realized price and lower sales volumes. Average realized price decreased due to lower NYMEX prices and unfavorable differential, partly offset by higher cash settled derivatives. For the three months ended September 30, 2020 and 2019, the Company received $252.1 million and $162.6 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues. Sales volumes for the three months ended September 30, 2020 decreased 4% or, excluding sales volumes related to the 2020 Divestiture (defined and discussed in Note 10 to the Condensed Consolidated Financial Statements), 2% compared to the same period in 2019. This decrease was due primarily to the Company's strategic decisions to temporarily curtail (i) approximately 1.4 Bcf per day of gross production, equivalent to approximately 1.0 Bcf per day of net production, beginning on May 16, 2020 and ended mid-July 2020 and (ii) approximately 0.6 Bcf per day of gross production, equivalent to approximately 0.4 Bcf per day of net production, beginning on September 1, 2020 (collectively, the Strategic Production Curtailments).

(Loss) gain on derivatives not designated as hedges. For the three months ended September 30, 2020 and 2019, the Company recognized a loss of $427.2 million and a gain of $180.3 million, respectively, on derivatives not designated as hedges. The loss for 2020 was related primarily to decreases in the fair market value of the Company's NYMEX swaps and options due to increases in NYMEX forward prices. The gain for 2019 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the nine months ended September 30, 2020 compared to the same period in 2019 due to a lower average realized price and lower sales volumes. Average realized price decreased due to lower NYMEX prices, lower liquids prices and unfavorable differential, partly offset by higher cash settled derivatives. For the nine months ended September 30, 2020 and 2019, the Company received $813.2 million and $152.1 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues. Sales volumes for the nine months ended September 30, 2020 decreased 3%, or, excluding sales volumes related to the 2020 Divestiture, 2% compared to the same period in 2019 due primarily to the Strategic Production Curtailments.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(Loss) gain on derivatives not designated as hedges. For the nine months ended September 30, 2020 and 2019, the Company recognized a loss of $11.3 million and a gain of $456.0 million, respectively, on derivatives not designated as hedges. The loss for 2020 was related primarily to decreases in the fair market value of the Company's NYMEX swaps and options due to increases in NYMEX forward prices. The gain for 2019 was related primarily to increases in the fair market value of the Company's NYMEX swaps and options due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of the Company's basis swaps due to increases in basis prices.

Production-Related Operating Expenses

The following table presents information on the Company's production-related operating expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%	2020	2019	%
	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$274,196	$258,680	6.0	$788,012	$778,249	1.3
Transmission	120,681	148,956	(19.0)	387,358	440,543	(12.1)
Processing	32,814	30,306	8.3	97,791	95,380	2.5
Lease operating expenses (LOE), excluding production taxes	28,758	22,355	28.6	82,675	62,582	32.1
Production taxes	10,912	15,466	(29.4)	35,704	54,963	(35.0)
Exploration	3,160	3,492	(9.5)	4,959	6,356	(22.0)
Selling, general and administrative	56,330	79,376	(29.0)	134,609	214,562	(37.3)

Production depletion	$336,672	$387,404	(13.1)	$1,007,654	$1,143,552	(11.9)
Other depreciation and depletion	4,355	3,589	21.3	13,995	10,967	27.6
Total depreciation and depletion	$341,027	$390,993	(12.8)	$1,021,649	$1,154,519	(11.5)

Per Unit ($/Mcfe):
Gathering	$0.75	$0.68	10.3	$0.72	$0.69	4.3
Transmission	0.33	0.39	(15.4)	0.35	0.39	(10.3)
Processing	0.09	0.08	12.5	0.09	0.08	12.5
LOE, excluding production taxes	0.08	0.06	33.3	0.08	0.06	33.3
Production taxes	0.03	0.04	(25.0)	0.03	0.05	(40.0)
Exploration	0.01	0.01	—	—	0.01	(100.0)
Selling, general and administrative	0.15	0.21	(28.6)	0.12	0.19	(36.8)
Production depletion	0.92	1.02	(9.8)	0.92	1.01	(8.9)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Gathering. Gathering expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 due to a higher gathering rate structure as a result of the Consolidated GGA (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), partly offset by lower gathered volumes as a result of the Strategic Production Curtailments. The Company expects to realize fee relief and a lower gathering rate structure from the Consolidated GGA beginning in 2021.

Transmission. Transmission expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline. The decrease in transmission expense per Mcfe was partly offset by the decrease in sales volumes.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
LOE. LOE increased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 due primarily to higher repairs and maintenance costs as a result of the Company's increased focus on optimizing production from currently producing wells. In addition, LOE per Mcfe increased as a result of the decrease in sales volumes.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 due primarily to lower Pennsylvania impact fees and severance taxes as a result of lower commodity prices. The decrease in production taxes per Mcfe was partly offset by the decrease in sales volumes.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 as a result of decreased litigation expenses, net of settlements received, of $31.9 million as well as lower personnel costs due to reductions in workforce, partly offset by higher short- and long-term incentive compensation costs due to changes in the value of awards. The decrease in selling, general and administrative expense per Mcfe was partly offset by the decrease in sales volumes.

Depreciation and depletion. Production depletion decreased on an absolute and per Mcfe basis for the three months ended September 30, 2020 compared to the same period in 2019 due primarily to a lower annual depletion rate and lower volumes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Gathering. Gathering expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 due to a higher gathering rate structure as a result of the Consolidated GGA, partly offset by lower gathered volumes as a result of the Strategic Production Curtailments. The Company expects to realize fee relief and a lower gathering rate structure from the Consolidated GGA beginning in 2021.

Transmission. Transmission expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline, partly offset by higher costs associated with additional capacity on the Tennessee Gas Pipeline. The decrease in transmission expense per Mcfe was partly offset by the decrease in sales volumes.

LOE. LOE increased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to higher repairs and maintenance costs as a result of the Company's increased focus on optimizing production from currently producing wells as well as higher salt water disposal costs. In addition, LOE per Mcfe increased as a result of the decrease in sales volumes.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to lower severance taxes and Pennsylvania impact fees as a result of lower commodity prices. The decrease in production taxes per Mcfe was partly offset by the decrease in sales volumes.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 as a result of decreased litigation expenses, net of settlements received, of $77.7 million as well as lower personnel costs due to reductions in workforce, partly offset by higher short- and long-term incentive compensation costs due to changes in the value of awards. The decrease in selling, general and administrative expense per Mcfe was partly offset by the decrease in sales volumes.

Depreciation and depletion. Production depletion decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2020 compared to the same period in 2019 due primarily to a lower annual depletion rate and lower volumes.

Other Operating Expenses

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2020 was $7.5 million compared to $7.8 million for the same period in 2019. Amortization of intangible assets for the nine months ended September 30, 2020 was $22.4 million compared to $28.4 million for the same period in 2019. The decreases were due primarily to the impairment of intangible assets recognized in the third quarter of 2019, which decreased the amortization rate.

Loss on sale/exchange of long-lived assets. During the nine months ended September 30, 2020, the Company recognized a loss on sale/exchange of long-lived assets of $102.7 million, of which $67.2 million related to the 2020 Asset Exchange Transactions and $35.5 million related to asset sales. During the three and nine months ended September 30, 2019, the Company recognized a loss

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
on sale/exchange of long-lived assets of $13.9 million related to the 2019 Asset Exchange Transaction. The 2020 and 2019 Asset Exchange Transactions and 2020 Divestiture are defined and discussed in Note 10 to the Condensed Consolidated Financial Statements.

Impairment of intangible assets. For the three months ended September 30, 2019, the Company recognized impairment of $15.4 million of intangible assets associated with non-compete agreements for former Rice Energy Inc. executives who are now employees of the Company.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended September 30, 2020 was $50.4 million compared to $49.6 million for the same period in 2019. Impairment and expiration of leases for the nine months ended September 30, 2020 was $145.5 million compared to $127.7 million for the same period in 2019. The increases were driven by increased lease expirations due to the Company's change in strategic focus to core development opportunities as well as changes in market conditions.

Transaction, proxy and reorganization. Transaction, proxy and reorganization expense for the nine months ended September 30, 2020 were related to transaction and reorganization costs. Transaction, proxy and reorganization expense for the nine months ended September 30, 2019 were related to reductions in workforce and other strategic alignment initiatives, which resulted in the recognition of severance and other termination benefits of $68.0 million, contract termination fees of $12.6 million and proxy costs of $19.3 million.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, the Company recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 9 to the Condensed Consolidated Financial Statements.

(Gain) loss on investment in Equitrans Midstream Corporation. The Company's investment in Equitrans Midstream is recorded at fair value by multiplying the closing stock price of Equitrans Midstream's common stock by the number of shares of Equitrans Midstream's common stock owned by the Company. Changes in fair value are recorded in (gain) loss on investment in Equitrans Midstream Corporation in the Statements of Condensed Consolidated Operations. The Company's investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $8.46 and $13.36 as of September 30, 2020 and December 31, 2019, respectively. Note, the effect of the Company's sale of 50% of its ownership of its retained shares of Equitrans Midstream's common stock was recorded as a reduction to the investment in Equitrans Midstream in conjunction with the Company's recognition of the gain on the Equitrans Share Exchange. See Note 9 to the Condensed Consolidated Financial Statements.

Dividend and other income. Dividend and other income decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due primarily to lower dividends received from the Company's investment in Equitrans Midstream driven by decreased shares of Equitrans Midstream's common stock owned.

Loss on debt extinguishment. During the three and nine months ended September 30, 2020, the Company recognized a loss on debt extinguishment of $3.7 million and $20.7 million, respectively, related to the repayment of the Company's 4.875% senior notes, 2.50% senior notes, floating rate notes and term loan facility. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to increased interest incurred on new debt, including the senior notes issued in January 2020 and the convertible senior notes issued in April 2020, as well as interest incurred on letters of credit issued in 2020. These increases were partly offset by lower interest incurred due to the repayment of the Company's 8.125% senior notes, 4.875% senior notes, floating rate notes and 2.50% senior notes and decreased borrowings on the Company's credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

Income tax benefit. See Note 5 to the Condensed Consolidated Financial Statements.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Outlook

In 2020, the Company expects to spend $1.05 billion to $1.10 billion in total capital expenditures, which are expected to be funded by operating cash flow and, if required, borrowings on the Company's credit facility. Sales volumes in 2020 are expected to be 1,480 Bcfe to 1,500 Bcfe.

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

COVID-19 and Oil Price War

The energy industry has recently experienced two significant external stimuli that have impacted, and are anticipated to continue impacting, both day-to-day operations and the macro environment. The novel coronavirus, or COVID-19, pandemic and voluntary and mandatory quarantines, travel restrictions and other restrictions throughout the United States and other parts of the world have resulted in decreased demand for natural gas, NGLs and oil. Additionally, in March 2020, the group of oil producing nations known as OPEC+ failed to reach an agreement over proposed oil production cuts stemming from the decrease in global demand for oil in light of the COVID-19 pandemic (the oil price war). Although the members of OPEC+ eventually reached an agreement to reduce their oil production beginning in May 2020 and continuing through April 2022, there remains significant uncertainty regarding the future actions of OPEC+, its members and other state-controlled oil companies related to oil price and production controls, including anticipated increases in supply from Russia and other members of OPEC+, particularly Saudi Arabia.

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

Impact of COVID-19 and Oil Price War on the Company's Outlook. The prices for natural gas, NGLs and oil have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of recent world developments in 2020. Oil prices in particular drastically fell in March 2020, and, although prices have since risen from historic

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
lows in April 2020, oil prices continue to be depressed. However, forward strip pricing for natural gas has increased meaningfully compared to strip prices prior to the COVID-19 pandemic and oil price war, with the principal contributing factor believed to be the market expectation that supply decreases in associated natural gas (defined as natural gas produced as a byproduct of principally oil production activities) as a result of reduced or curtailed operations in oil basins will more than offset reduced demand for natural gas as a result of the COVID-19 pandemic. The impact of these recent developments on natural gas prices and the Company's business are unpredictable, and there is no assurance that natural gas prices will remain at elevated prices or that any positive impact from the oil price war will outweigh the negative impact from reduced demand for natural gas as a result of the COVID-19 pandemic or other factors. See Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A., "Risk Factors – The novel coronavirus, or COVID-19, pandemic has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows" in this Quarterly Report on Form 10-Q.

Deleveraging Plan

In October 2019, the Company announced a plan to reduce its debt through asset monetizations and increased free cash flow (the Deleveraging Plan). The Deleveraging Plan contemplates generating targeted proceeds from monetizations of select, non-core exploration and production assets, core mineral assets and/or the Company's retained equity interest in Equitrans Midstream.

The Company intends to selectively pursue non-core asset sales and opportunistically monetize its remaining equity interest in Equitrans Midstream in a strategic manner. The Company believes that the combination of the anticipated proceeds from monetization transactions and improved realized free cash flow amounts as a result of accelerated well cost reductions will be sufficient to allow the Company to repay or refinance its remaining debt maturing in 2021 by the end of 2020 and begin repaying or refinancing its debt maturing after 2021. Until the Company's leverage target is achieved, the Company expects to use nearly all of its free cash flow and divestiture proceeds to reduce its debt.

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

Operating Activities

Net cash provided by operating activities was $1,132 million for the nine months ended September 30, 2020 compared to $1,634 million for the same period in 2019. The decrease was due primarily to lower cash operating revenues and unfavorable timing of working capital payments, partly offset by increased cash settlements received on derivatives not designated as hedges and income tax refunds, plus interest, received of $391.4 million during the nine months ended September 30, 2020.

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

Investing Activities

Net cash used in investing activities was $623 million for the nine months ended September 30, 2020 compared to $1,256 million for the same period in 2019. The decrease was due to lower capital expenditures as a result of the Company's change in strategic focus from production growth to capital efficiency as well as cash received from asset sales and the Equitrans Share Exchange.

The following table summarizes the Company's capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Reserve development	$176	$380	$634	$1,155
Land and lease	38	51	88	152
Capitalized overhead	15	18	39	59
Capitalized interest	5	6	13	19
Other production infrastructure	11	17	31	28
Other corporate items	3	3	8	4
Total capital expenditures	248	475	813	1,417
Deduct (add back): Non-cash items (a)	28	16	(25)	(160)
Total cash capital expenditures	$276	$491	$788	$1,257

(a)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate.

Financing Activities

Net cash used in financing activities was $500 million for the nine months ended September 30, 2020 compared to $374 million for the same period in 2019. For the nine months ended September 30, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt. For the nine months ended September 30, 2019, the primary uses of financing cash flows were net repayments of credit facility borrowings and debt, and the primary source of financing cash flows was net proceeds from borrowings under the Company's term loan facility.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Income Tax Receivables

As of September 30, 2020, the Company had a tax receivable of $50.8 million in the Condensed Consolidated Balance Sheet. The tax receivable included $48.4 million, including interest, of expected federal refunds of Alternative Minimum Tax credits from the settlement of the Company's 2010, 2011 and 2012 audit that the Company expects to receive in the fourth quarter of 2020.

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to the Company's debt instruments as of October 16, 2020. The Company's credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. The Company cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba3	Negative
Standard & Poor's Ratings Service (S&P)	BB–	Stable
Fitch Ratings Service (Fitch)	BB	Positive

Changes in credit ratings may affect the Company's access to the capital markets, the cost of short-term debt through interest rates and fees under the Company's lines of credit, the interest rate on the Adjustable Rate Notes (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements), the rates available on new long-term debt, the Company's pool of investors and funding sources, the borrowing costs and margin deposit requirements on the Company's over the counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of the Company's midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on the Company's OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between hedging counterparties and the Company. As of October 16, 2020, the Company had sufficient unused borrowing capacity, net of letters of credit, under its credit facility to satisfy any requests for margin deposit or other collateral that its counterparties are permitted to request of the Company pursuant to the Company's OTC derivative instruments, midstream services contracts and other contracts. As of October 16, 2020, such assurances could be up to approximately $1.2 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $1.1 billion in the aggregate.

The Company's debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under the Company's credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company's credit facility contains financial covenants that require the Company to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of September 30, 2020, the Company was in compliance with all debt provisions and covenants.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the borrowings on the Company's credit facility.

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of the Company's commodity risk management program is related to hedging sales of the Company's produced natural gas. The overall objective of the Company's hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. The following table summarizes the approximate volumes and prices of the Company's NYMEX hedge positions through 2024 as of October 16, 2020.

	2020 (a)	2021	2022	2023	2024
Swaps:
Volume (MMDth)	288	817	240	61	2
Average Price ($/Dth)	$2.75	$2.66	$2.62	$2.48	$2.67
Calls – Net Short:
Volume (MMDth)	79	384	284	77	15
Average Short Strike Price ($/Dth)	$2.97	$2.96	$2.89	$2.89	$3.11
Puts – Net Long:
Volume (MMDth)	22	222	135	69	15
Average Long Strike Price ($/Dth)	$2.31	$2.57	$2.35	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	3	72	4	3	—
Average Price ($/Dth)	$2.68	$2.50	$2.38	$2.38	$—

(a)October 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in the Company's price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2020 (October 1 through December 31), 2021, 2022, 2023 and 2024, the Company has natural gas sales agreements for approximately 2 MMDth, 18 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.47, $3.17, $3.17, $2.84 and $3.21, respectively. The Company has also entered into derivative instruments to hedge basis. The Company may use other contractual agreements to implement its commodity hedging strategy.

During the second quarter of 2020, the Company purchased $54 million of options with the primary purpose of reducing future NYMEX based payments that could be due in 2021, 2022 and 2023 to Equitrans Midstream related to the Henry Hub Cash Bonus (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements) provided for by the Consolidated GGA.

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

EQT Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Schedule of Contractual Obligations

The following table presents the Company's long-term contractual obligations as of September 30, 2020.

	Total	2020 (a)	2021 – 2022	2023 – 2024	Thereafter
	(Thousands)
Purchase obligations (b)	$25,386,319	$425,686	$3,467,036	$3,848,902	$17,644,695
Long-term debt, including current portion	4,660,474	12,477	928,677	22,083	3,697,237
Interest payments on debt (c)	1,499,575	62,287	481,275	431,659	524,354
Credit facility borrowings (d)	244,500	—	244,500	—	—
Lease obligations (e)	42,864	7,646	19,324	15,866	28
Other liabilities (f)	33,252	438	17,957	9,339	5,518
Total contractual obligations	$31,866,984	$508,534	$5,158,769	$4,327,849	$21,871,832

(a)October 1 through December 31.
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
(f)Other liabilities are primarily commitments for estimated payouts for various liability stock award plans. See "Critical Accounting Policies and Estimates," Note 11 to the Condensed Consolidated Financial Statements and Note 13 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of factors that affect the ultimate amount of the payout of these obligations.

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

A hypothetical decrease of 10% in the market price of natural gas on September 30, 2020 and December 31, 2019 would increase the fair value of the Company's natural gas derivative commodity instruments by approximately $501.4 million and $389.4 million, respectively. A hypothetical increase of 10% in the market price of natural gas on September 30, 2020 and December 31, 2019 would decrease the fair value of the Company's natural gas derivative commodity instruments by approximately $489.3 million and $394.5 million, respectively. For purposes of this analysis, the Company applied the 10% change in the market price of natural gas on September 30, 2020 and December 31, 2019 to the Company's natural gas derivative commodity instruments as of September 30, 2020 and December 31, 2019 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to the Company's normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Changes in market interest rates affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the interest rates the Company pays on borrowings on its credit facility and, prior to its full redemption on June 30, 2020, term loan facility. None of the interest the Company pays on its senior notes fluctuate based on changes to market interest rates. A 1% increase in interest rates on the Company's borrowings on its credit facility and term loan facility during the nine months ended September 30, 2020 would have increased interest expense by approximately $5 million.

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

Approximately 36%, or $436.8 million, of the Company's OTC derivative contracts outstanding at September 30, 2020 had a positive fair value. Approximately 75%, or $718.0 million, of the Company's OTC derivative contracts outstanding at December 31, 2019 had a positive fair value.

As of September 30, 2020, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. During the three months ended September 30, 2020, the Company made no adjustments to the fair value of its derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company's established fair value procedure. The Company monitors market conditions that may impact the fair value of its derivative contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In the ordinary course of business, the Company is from time to time involved in various legal and regulatory claims and proceedings, including those discussed below. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any pending matter involving the Company will not materially affect the financial condition, results of operations or liquidity of the Company.

The Company and Equitrans Midstream, through certain of their subsidiaries, are parties to a gas gathering agreement (the Hammerhead Gathering Agreement) related to Equitrans Midstream's Hammerhead Gas Gathering System. Pursuant to the terms of the Hammerhead Gathering Agreement, if the "In-Service Date" did not occur on or before October 1, 2020, the Company may terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System from Equitrans Midstream for an amount equal to 88% of expenses actually incurred and other obligations made or to be incurred by Equitrans Midstream. The "In-Service Date" is defined in the Hammerhead Gathering Agreement as "the later of (i) the first Day of the Month immediately following the date on which Gatherer is first able to provide the Gathering Services to Shipper in accordance with [the Hammerhead Gathering] Agreement and (ii) the first Day of the Month immediately following the date on which the Interconnect Facilities connecting the Gathering System to the Mountain Valley Pipeline are first able to receive deliveries of the Contract MDQ." On September 24, 2020, the Company initiated arbitration proceedings against Equitrans Midstream, seeking a declaration that the Company is entitled to terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System. The deadline for the Company to provide notice of its election to terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System has been tolled while the contract claim is pending in arbitration.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A., "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than those listed in this section.

The novel coronavirus, or COVID-19, pandemic has affected and may materially adversely affect, and any future outbreak of any other highly infectious or contagious diseases may materially adversely affect, our operations, financial performance and condition, operating results and cash flows.

The COVID-19 pandemic has affected, and may materially adversely affect, our business and financial and operating results. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict. Thus far in 2020, the pandemic has significantly impacted economic activity and markets around the world, and COVID-19 or another similar pandemic could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if the pandemic results in an economic downturn or recession that leads to a prolonged decrease in the demand for natural gas and, to a lesser extent, NGLs and oil;

•our operations may be disrupted or impaired (thus lowering our production level), if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the pandemic;

•the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the pandemic, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties; and

•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to find attractive asset monetization opportunities and successfully execute our plan to deleverage our business within our anticipated timeframe or at all; for example, the market value of the assets to be monetized may be reduced and the financial condition or prospects of prospective purchasers and other counterparties, and such parties' access to financing on acceptable terms, may be adversely affected. If we are not able to successfully execute our Deleveraging Plan or otherwise reduce absolute debt to a level we believe appropriate, our credit ratings may be lowered, we may reduce or delay our planned capital expenditures or investments and we may revise or delay our strategic plans.

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

As of December 31, 2019, our senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch, each with a "Negative" outlook. In January 2020, Moody's downgraded our senior notes credit rating to "Ba1." In February 2020, S&P downgraded our senior notes credit rating to "BB+," and Fitch downgraded our senior notes credit rating to "BB." In April 2020, S&P further downgraded our senior notes credit rating to "BB–," and Moody's further downgraded our senior notes credit rating to "Ba3." In June 2020, Fitch revised our outlook to "Positive." In August 2020, S&P revised our outlook to "Stable." As a result of the February 2020 and April 2020 downgrades, the interest rate on our 6.125% senior notes increased to 7.875% and the interest rate on our 7.000% senior notes increased to 8.750% beginning with the interest payment period that started on August 1, 2020. Although we are not aware of any current plans of Moody's, S&P or Fitch to further downgrade its rating of our senior notes, we cannot be assured that one or more will not further downgrade or withdraw entirely their rating of our senior notes. Further impacts to our business as a result of the COVID-19 pandemic, including low prices for natural gas, NGLs and oil, or an increase in the level of our indebtedness or failure to significantly execute the Deleveraging Plan, may result in Moody's, S&P or Fitch further downgrading its rating of our senior notes. If there are further downgrades to our credit rating, our access to the capital markets may be impacted, the cost of short-term debt through interest rates and fees under our lines of credit may increase, the interest rate on our Adjustable Rate Notes will further increase, the rates available on new long-term debt may increase, our pool of investors and funding sources may decrease, the borrowing costs and margin deposit requirements on our derivative instruments may increase and we may be required to provide additional credit assurances, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts, which could adversely affect our business, results of operations and liquidity.

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

On April 28, 2020, we issued the Convertible Notes due May 1, 2026 unless earlier redeemed, repurchased or converted. In accordance with GAAP, an issuer must separately account for the liability and equity components of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect on the accounting for the Convertible Notes is that the equity component is required to be included in additional paid-in capital of shareholders' equity on our Condensed Consolidated Balance Sheet, and the value of the equity component is treated as a debt discount for purposes of accounting for the debt component of the Convertible Notes. Accordingly, we will be required to record a greater amount of non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because GAAP requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2020.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
10.01	Amendment to Gas Gathering and Compression Agreement, dated August 26, 2020, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Filed herewith as Exhibit 10.01.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  October 22, 2020