Form 10-Q
period 2021-03-31
EQT Corp
filed 2021-05-06
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

As of April 30, 2021, 279,098,036 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,130,951	$715,201
(Loss) gain on derivatives not designated as hedges	(188,813)	389,436
Net marketing services and other	7,785	2,420
Total operating revenues	949,923	1,107,057
Operating expenses:
Transportation and processing	445,784	439,834
Production	47,230	40,380
Exploration	949	923
Selling, general and administrative	45,006	34,938
Depreciation and depletion	377,116	357,526
Amortization of intangible assets	—	7,478
(Gain) loss on sale/exchange of long-lived assets	(1,207)	48,852
Impairment and expiration of leases	16,757	53,768
Other operating expenses	9,443	—
Total operating expenses	941,078	983,699
Operating income	8,845	123,358
Gain on Equitrans Share Exchange (see Note 8)	—	(187,223)
(Income) loss from investments	(11,848)	390,628
Dividend and other income	(3,304)	(24,714)
Loss on debt extinguishment	4,424	16,610
Interest expense	75,099	62,374
Loss before income taxes	(55,526)	(134,317)
Income tax (benefit) expense	(14,494)	32,822
Net loss	(41,032)	(167,139)
Less: Net loss attributable to noncontrolling interest	(514)	—
Net loss attributable to EQT Corporation	$(40,518)	$(167,139)

Loss per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	278,852	255,435
Net loss	$(0.15)	$(0.65)
Diluted:
Weighted average common stock outstanding	278,852	255,435
Net loss	$(0.15)	$(0.65)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Net loss	$(41,032)	$(167,139)
Other comprehensive income, net of tax:
Other post-retirement benefits liability adjustment, net of tax expense: $27 and $24	80	12
Comprehensive loss	(40,952)	(167,127)
Less: Comprehensive loss attributable to noncontrolling interests	(514)	—
Comprehensive loss attributable to EQT Corporation	$(40,438)	$(167,127)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,670	$18,210
Accounts receivable (less provision for doubtful accounts: $7,049 and $6,239)	682,496	566,552
Derivative instruments, at fair value	431,949	527,073
Prepaid expenses and other	158,590	103,615
Total current assets	1,313,705	1,215,450

Property, plant and equipment	22,168,856	21,995,249
Less: Accumulated depreciation and depletion	6,270,840	5,940,984
Net property, plant and equipment	15,898,016	16,054,265

Contract asset	390,005	410,000
Other assets	437,678	433,754
Total assets	$18,039,404	$18,113,469

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$29,291	$154,161
Accounts payable	812,273	705,461
Derivative instruments, at fair value	651,058	600,877
Other current liabilities	257,405	301,911
Total current liabilities	1,750,027	1,762,410

Credit facility borrowings	300,000	300,000
Senior notes	4,378,270	4,371,467
Note payable to EQM Midstream Partners, LP	98,487	99,838
Deferred income taxes	1,358,489	1,371,967
Other liabilities and credits	923,765	945,057
Total liabilities	8,809,038	8,850,739

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 280,003	8,238,643	8,241,684
Treasury stock, shares at cost: 1,222 and 1,658	(21,469)	(29,348)
Retained earnings	1,007,741	1,048,259
Accumulated other comprehensive loss	(5,275)	(5,355)
Total common shareholders' equity	9,219,640	9,255,240
Noncontrolling interests in consolidated subsidiaries	10,726	7,490
Total equity	9,230,366	9,262,730
Total liabilities and equity	$18,039,404	$18,113,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Cash flows from operating activities:
Net loss	$(41,032)	$(167,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax (benefit) expense	(13,505)	127,860
Depreciation and depletion	377,116	357,526
Amortization of intangible assets	—	7,478
Loss on sale/exchange of long-lived assets and impairment and expiration of leases	15,550	102,620
Gain on Equitrans Share Exchange	—	(187,223)
(Income) loss from investments	(11,848)	390,628
Loss on debt extinguishment	4,424	16,610
Share-based compensation expense	6,239	4,684
Amortization, accretion and other	10,968	3,303
Loss (gain) on derivatives not designated as hedges	188,813	(389,436)
Cash settlements (paid) received on derivatives not designated as hedges	(38,140)	245,736
Net premiums (paid) on derivative instruments	(3,147)	—
Changes in other assets and liabilities:
Accounts receivable	(112,899)	149,057
Accounts payable	116,732	(85,840)
Income tax receivable and payable	(23,909)	(92,809)
Other items, net	(75,447)	17,207
Net cash provided by operating activities	399,915	500,262
Cash flows from investing activities:
Capital expenditures	(251,277)	(256,156)
Cash received for Equitrans Share Exchange	—	52,323
Other investing activities	3,367	140
Net cash used in investing activities	(247,910)	(203,693)
Cash flows from financing activities:
Proceeds from credit facility borrowings	1,581,000	206,000
Repayment of credit facility borrowings	(1,581,000)	(500,000)
Proceeds from issuance of debt	—	1,750,000
Debt issuance costs	—	(15,662)
Repayments and retirements of debt	(126,396)	(1,701,224)
Premiums paid on debt extinguishment	(4,267)	(13,660)
Contributions from noncontrolling interests	3,750	—
Dividends paid	—	(7,664)
Cash paid for taxes related to net settlement of share-based incentive awards	(2,632)	(304)
Net cash used in financing activities	(129,545)	(282,514)
Net change in cash and cash equivalents	22,460	14,055
Cash and cash equivalents at beginning of period	18,210	4,596
Cash and cash equivalents at end of period	$40,670	$18,651

Cash paid (received) during the period for:
Interest, net of amount capitalized	$85,211	$29,628
Income taxes, net	22,751	(1,950)
Non-cash activity during the period for:
Increase in right-of-use lease assets and liabilities	$783	$303
Increase in asset retirement costs and obligations	907	3,761
Capitalization of non-cash equity share-based compensation	1,228	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss (a)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity
	(Thousands, except per share amounts)
Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$—	$9,803,588
Comprehensive loss, net of tax:
Net loss				(167,139)			(167,139)
Other postretirement benefits liability adjustment, net of tax expense: $24					12		12
Dividends ($0.03 per share)				(7,664)			(7,664)
Share-based compensation plans	91	3,426	1,655				5,081
Balance at March 31, 2020	255,262	$7,821,631	$(30,852)	$1,848,286	$(5,187)	$—	$9,633,878

Balance at January 1, 2021	278,345	$8,241,684	$(29,348)	$1,048,259	$(5,355)	$7,490	$9,262,730
Comprehensive loss, net of tax:
Net loss				(40,518)		(514)	(41,032)
Other postretirement benefits liability adjustment, net of tax expense: $27					80		80
Share-based compensation plans	436	(3,041)	7,879				4,838
Contributions from noncontrolling interests						3,750	3,750
Balance at March 31, 2021	278,781	$8,238,643	$(21,469)	$1,007,741	$(5,275)	$10,726	$9,230,366

Common shares authorized: 320,000 and 640,000 at March 31, 2020 and 2021, respectively.
Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax. Losses (gains), net of tax, are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2021 and December 31, 2020, and the results of its operations, cash flows and equity for the three month periods ended March 31, 2021 and 2020. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by eliminating certain exceptions to ASC 740, Income Taxes, related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. In addition, this ASU simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates and provides clarification on accounting for transactions that result in a step up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU in the first quarter of 2021 with no material impact on its financial statements and related disclosures.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on management's judgment, the performance obligations for the sale of natural gas, NGLs and oil are satisfied at a point in time because the customer obtains control and legal title of the asset when the natural gas, NGLs or oil is delivered to the designated sales point.

The sales of natural gas, NGLs and oil presented in the Statements of Condensed Consolidated Operations represent the Company's share of revenues net of royalties and exclude revenue interests owned by others. When selling natural gas, NGLs and oil on behalf of royalty or working interest owners, the Company acts as an agent and, thus, reports the revenue on a net basis.

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $467.8 million and $394.1 million in accounts receivable in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

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

	Three Months Ended March 31,
	2021	2020
	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$1,013,080	$673,230
NGLs sales	100,257	35,756
Oil sales	17,614	6,215
Total revenues from contracts with customers	$1,130,951	$715,201

Other sources of revenue:
(Loss) gain on derivatives not designated as hedges	(188,813)	389,436
Net marketing services and other	7,785	2,420
Total operating revenues	$949,923	$1,107,057

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of March 31, 2021. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2021.

	2021 (a)	2022	2023	Total
	(Thousands)
Natural gas sales	$133,576	$8,158	$6,794	$148,528

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 1,954 Bcf of natural gas and 9,984 Mbbl of NGLs as of March 31, 2021 and 1,955 Bcf of natural gas and 3,462 Mbbl of NGLs as of December 31, 2020. The open positions at both March 31, 2021 and December 31, 2020 had maturities extending through December 2024.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's or S&P is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Rating Service (Fitch). Anything below these ratings is considered non-investment grade. As of March 31, 2021, the Company's senior notes were rated "Ba2" by Moody's and "BB" by S&P.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $176.6 million and $137.7 million, respectively, for which the Company deposited and recorded current assets of zero and $21.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2021 and December 31, 2020, the Company recorded $111.7 million and $61.5 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

Refer to Note 8 for a discussion of the derivative liability recorded in connection with the Equitrans Share Exchange (defined in Note 8).

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
March 31, 2021
Asset derivative instruments, at fair value	$431,949	$(340,292)	$—	$91,657
Liability derivative instruments, at fair value	651,058	(340,292)	(111,737)	199,029

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$(328,809)	$—	$198,264
Liability derivative instruments, at fair value	600,877	(328,809)	(82,552)	189,516

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(Thousands)
March 31, 2021
Asset derivative instruments, at fair value	$431,949	$65,167	$366,782	$—
Liability derivative instruments, at fair value	651,058	120,650	530,408	—

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$70,603	$456,470	$—
Liability derivative instruments, at fair value	600,877	93,361	507,516	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of the Company's investment in Equitrans Midstream Corporation (Equitrans Midstream) approximates fair value as Equitrans Midstream is a publicly traded company. The carrying value of borrowings under the Company's credit facility approximates fair value as the interest rate is based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2021 and December 31, 2020, the Company's senior notes had a fair value of approximately $5.2 billion and a carrying value of approximately $4.4 billion and $4.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of March 31, 2021 and December 31, 2020, the Company's note payable to EQM had a fair value of approximately $122 million and $130 million, respectively, and a carrying value of approximately $104 million and $105 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Equitrans Share Exchange and Note 9 for a discussion of the fair value measurement of the 2020 Asset Exchange Transactions and 2020 Divestiture (each defined in Note 9). See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the fair value of assets related to the impairment and expiration of leases.

5.    Income Taxes

For the three months ended March 31, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2021.

The Company recorded income tax (benefit) expense at an effective tax rate of 26.1% and (24.4)% for the three months ended March 31, 2021 and 2020, respectively. The Company's effective tax rate for the three months ended March 31, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits, partially offset by tax expense relating to deduction limitations for executive compensation. The Company's effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate due primarily to valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred in the first quarter of 2020 that, if such investment is sold, would become capital losses. The Company believes it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On April 13, 2021, West Virginia enacted corporate income tax legislation that primarily impacts the way that taxable income is apportioned to West Virginia for tax years beginning on or after January 1, 2022. The Company is evaluating the impact of this change in law on the consolidated financial statements.

6.    Debt

Credit facility. The Company has a $2.5 billion credit facility. On April 23, 2021, the Company entered into an Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement (the Extension Agreement and First Amendment), amending the Second Amended and Restated Credit Agreement, dated as of July 31, 2017, among the Company, PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer and the other lenders party thereto (the Credit Agreement). The Extension Agreement and First Amendment, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement from July 31, 2022 to July 31, 2023, (ii) adds customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate and (iii) adds an additional pricing level for the Applicable Rate (as defined in the Credit Agreement).

The Company had approximately $770 million and $791 million of letters of credit outstanding under its credit facility as of March 31, 2021 and December 31, 2020, respectively.

Under the Company's credit facility, for the three months ended March 31, 2021 and 2020, the maximum amounts of outstanding borrowings were $890 million and $356 million, respectively, the average daily balances were approximately $525 million and $86 million, respectively, and interest was incurred at weighted average annual interest rates of 2.1% and 3.2%, respectively.

Term loan facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. During the second quarter 2020, the Company used proceeds from the offering of its Convertible Notes (see below), income tax refunds received by the Company and proceeds from the 2020 Divestiture (see Note 9) to fully repay its term loan facility on June 30, 2020. Under the Company's term loan facility, from January 1, 2020 through March 31, 2020, the average daily balance was approximately $949 million and interest was incurred at a weighted average annual interest rate of 2.8%.

4.875% Senior Notes. On February 1, 2021, the Company redeemed the remaining $125.1 million aggregate principal amount of the Company's 4.875% senior notes at a total cost of $130.7 million, inclusive of redemption premiums of $4.3 million and accrued but unpaid interest of $1.3 million.

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

During the second quarter of 2020, the Convertible Notes had a net shareholders' equity impact of $63.6 million, which consisted of the conversion option equity component of $100.9 million less the Capped Call Transactions costs of $32.5 million and issuance costs attributable to the equity component of $4.8 million.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the net carrying amount of the Convertible Notes, including the unamortized debt discount and debt issuance costs.

	March 31, 2021	December 31, 2020
	(Thousands)
Principal	$500,000	$500,000
Less: unamortized debt discount	124,151	129,103
Less: unamortized debt issuance costs	10,920	11,263
Net carrying value of Convertible Notes	$364,929	$359,634

The table below summarizes the components of interest expense related to the Convertible Notes.

Three Months Ended March 31, 2021
(Thousands)
Contractual interest expense	$2,188
Amortization of debt discount	4,952
Amortization of issuance costs	343
Total Convertible Notes interest expense	$7,483

Based on the closing stock price of EQT common stock of $18.58 on March 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $119 million. The Convertible Notes were not convertible at March 31, 2021.

7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three months ended March 31, 2021 and 2020, all securities, totaling 7,745,522 and 6,753,915, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

As discussed in Note 6, the Company issued the Convertible Notes during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for the three months ended March 31, 2021, the conversion premium of 6,666,670 shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

8.    Equitrans Share Exchange

On February 26, 2020, the Company entered into two share purchase agreements (the Share Purchase Agreements) with Equitrans Midstream, pursuant to which, among other things, the Company sold to Equitrans Midstream a total of 25,299,752 shares of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The transactions contemplated by the Share Purchase Agreements closed on March 5, 2020 (the Share Purchase Closing Date). The rate relief was effected through the execution of the Consolidated GGA (defined herein).

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
provides a cash payment option that grants the Company the right to receive payments from EQM in the event that the MVP in-service date has not occurred prior to January 1, 2022.

On the Share Purchase Closing Date, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief provided by the Consolidated GGA of $410 million, a derivative liability related to the Henry Hub Cash Bonus of approximately $117 million and a decrease in the Company's investment in Equitrans Midstream of approximately $158 million. The resulting gain of approximately $187 million was recorded in the Statement of Condensed Consolidated Operations during the first quarter of 2020. Beginning with the MVP in-service date, the Company expects to recognize amortization of the contract asset over a period of approximately four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief provided by the Consolidated GGA. As of March 31, 2021, the current portion of the contract asset was approximately $20 million. As of March 31, 2021, the derivative liability related to the Henry Hub Cash Bonus was approximately $113 million.

The fair value of the contract asset was based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Key assumptions used in the fair value calculation included an estimated production volume forecast, a market-based discount rate and a probability-weighted estimate of the in-service date of the MVP. The fair value of the derivative liability related to the Henry Hub Cash Bonus was based on significant inputs that were interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

9.    2020 Asset Exchange Transactions and 2020 Divestiture

2020 Asset Exchange Transactions. During the first quarter of 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 5,000 aggregate net revenue interest acres for approximately 5,000 aggregate net revenue interest acres, all of which are located primarily in Greene County, Pennsylvania. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $48.9 million in (gain) loss on sale/exchange of long-lived assets in the Statement of Condensed Consolidated Operations for the three months ended March 31, 2020.

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

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that is recorded at fair value in the Consolidated Balance Sheets. The Contingent Consideration had a fair value of $3.1 million and $1.9 million as of March 31, 2021 and December 31, 2020, respectively. Changes in fair value are recorded in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.    Subsequent Events

On May 5, 2021, the Company, through one of its wholly owned subsidiaries, entered into a membership interest purchase agreement (the Alta Purchase Agreement) with Alta Resources Development, LLC, a Delaware limited liability company (Alta), Alta Marcellus Development, LLC, a Delaware limited liability company (Alta Marcellus) and ARD Operating, LLC, a Delaware limited liability company (ARD), pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of Alta Marcellus and ARD, which collectively hold all of Alta’s upstream and midstream assets (the Alta Acquisition).

Pursuant to the terms of the Alta Purchase Agreement, the consideration to be paid by the Company for the Alta Acquisition consists of $1.0 billion in cash and 105,306,346 shares of EQT common stock (the Equity Consideration), subject to certain purchase price adjustments to be calculated as of the closing date (with all post effective date purchase price adjustments netted against the Equity Consideration). The Alta Purchase Agreement contains customary representations and warranties, covenants, indemnification and termination provisions and has an effective date of January 1, 2021.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs (including availability of capital to complete these plans and programs); the projected scope and timing of our combo-development projects; estimated reserves, including potential future downward adjustments of reserves and reserve life; total resource potential and drilling inventory duration; projected production and sales volume and growth rates (including liquids production and sales volume and growth rates); natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; our ability to reduce our well costs and capital expenditures, and the timing of achieving any such reductions; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and ESG initiatives, and achieve the anticipated results of such initiatives; projected reductions of our gathering and compression rates resulting from our consolidated gas gathering and compression agreement with Equitrans Midstream Corporation (Equitrans Midstream), and the anticipated cost savings and other strategic benefits associated with the execution of such agreement; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the timing and structure of any dispositions of our remaining retained shares of Equitrans Midstream's common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; projected dividends, if any; projected cash flows and free cash flow; projected capital expenditures; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; access to and cost of capital; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and resources among our strategic opportunities; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and water required to execute our exploration and development plans; the ability to obtain environmental and other permits and the timing thereof; government regulation or action; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to acquisitions and other significant transactions. These and other risks and uncertainties are described under Item 1A., "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

Consolidated Results of Operations

Net loss attributable to EQT Corporation for the three months ended March 31, 2021 was $40.5 million, $0.15 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2020 of $167.1 million, $0.65 per diluted share. The improvement was attributable primarily to higher sales of natural gas, NGLs and oil, income from investments, lower impairments and an income tax benefit, partly offset by loss on derivatives not designated as hedges, the gain on the Equitrans Share Exchange (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements) in the first quarter of 2020, lower dividends and other income, increased depreciation and depletion and increased selling, general and administrative expense.

See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2021	2020
	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	390,298	369,742
NYMEX price ($/MMBtu)	$2.69	$1.95
Btu uplift	0.15	0.10
Natural gas price ($/Mcf)	$2.84	$2.05

Basis ($/Mcf) (a)	$(0.25)	$(0.22)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.09)	0.05
Average differential, including cash settled basis swaps ($/Mcf)	$(0.34)	$(0.17)
Average adjusted price ($/Mcf)	$2.50	$1.88
Cash settled derivatives (not designated as hedges) ($/Mcf)	(0.01)	0.60
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.49	$2.48
Natural gas sales, including cash settled derivatives	$972,494	$915,411

LIQUIDS
Natural gas liquids (NGLs), excluding ethane:
Sales volume (MMcfe) (b)	14,600	10,820
Sales volume (Mbbl)	2,433	1,803
Price ($/Bbl)	$37.28	$18.58
Cash settled derivatives (not designated as hedges) ($/Bbl)	(2.99)	—
Average NGLs price, including cash settled derivatives ($/Bbl)	$34.29	$18.58
NGLs sales	$83,443	$33,511
Ethane:
Sales volume (MMcfe) (b)	8,587	3,329
Sales volume (Mbbl)	1,431	555
Price ($/Bbl)	$6.66	$4.05
Ethane sales	$9,534	$2,245
Oil:
Sales volume (MMcfe) (b)	1,705	1,179
Sales volume (Mbbl)	284	197
Price ($/Bbl)	$61.98	$31.63
Oil sales	$17,614	$6,215

Total liquids sales volume (MMcfe) (b)	24,892	15,328
Total liquids sales volume (Mbbl)	4,148	2,555
Total liquids sales	$110,591	$41,971

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,083,085	$957,382
Total sales volume (MMcfe)	415,190	385,070
Average realized price ($/Mcfe)	$2.61	$2.49

(a)Basis represents the difference between the ultimate sales price for natural gas and the New York Mercantile Exchange (NYMEX) natural gas price.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.
(c)Total natural gas and liquids sales, including cash settled derivatives, is also referred to in this report as adjusted operating revenues, a non-GAAP supplemental financial measure.

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

	Three Months Ended March 31,
	2021	2020
	(Thousands, unless otherwise noted)
Total operating revenues	$949,923	$1,107,057
Add (deduct):
Loss (gain) on derivatives not designated as hedges	188,813	(389,436)
Net cash settlements (paid) received on derivatives not designated as hedges	(38,140)	245,736
Premiums (paid) for derivatives that settled during the period	(9,726)	(3,555)
Net marketing services and other	(7,785)	(2,420)
Adjusted operating revenues, a non-GAAP financial measure	$1,083,085	$957,382

Total sales volume (MMcfe)	415,190	385,070
Average realized price ($/Mcfe)	$2.61	$2.49

Sales Volume and Revenues

	Three Months Ended March 31,
	2021	2020	%
	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus (a)	373,941	333,751	12.0
Ohio Utica	39,929	49,775	(19.8)
Other	1,320	1,544	(14.5)
Total sales volume (b)	415,190	385,070	7.8

Average daily sales volume (MMcfe/d)	4,613	4,232	9.0

Operating revenues:
Sales of natural gas, NGLs and oil	$1,130,951	$715,201	58.1
(Loss) gain on derivatives not designated as hedges	(188,813)	389,436	(148.5)
Net marketing services and other	7,785	2,420	221.7
Total operating revenues	$949,923	$1,107,057	(14.2)

(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended March 31, 2021 compared to the same period in 2020 due to higher sales volume and a higher average realized price. Average realized price

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
increased due to higher NYMEX prices and higher liquids prices, partly offset by unfavorable cash settled derivatives. For the three months ended March 31, 2021, we paid $38.1 million of net cash settlements on derivatives not designated as hedges and for the same period in 2020, we received $245.7 million of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues. Sales volume increased primarily as a result of sales volume of 34 Bcfe from upstream assets we acquired from Chevron U.S.A. Inc. in the fourth quarter of 2020 (Chevron Acquisition), partly offset by a decrease of 5 Bcfe attributable to assets we divested in the second quarter of 2020.

(Loss) gain on derivatives not designated as hedges. For the three months ended March 31, 2021, we recognized a loss of $188.8 million on derivatives not designated as hedges and for the same period in 2020, we recognized a gain of $389.4 million. The loss for the three months ended March 31, 2021 was related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices. The gain for the three months ended March 31, 2020 was related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices.

Operating Expenses

The following table presents information on our production-related operating expenses.

	Three Months Ended March 31,
	2021	2020	%
	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$280,361	$261,721	7.1
Transmission	124,872	147,162	(15.1)
Processing	40,551	30,951	31.0
Lease operating expenses (LOE), excluding production taxes	27,019	28,023	(3.6)
Production taxes	20,211	12,357	63.6
Exploration	949	923	2.8
Selling, general and administrative	45,006	34,938	28.8

Production depletion	$373,008	$353,077	5.6
Other depreciation and depletion	4,108	4,449	(7.7)
Total depreciation and depletion	$377,116	$357,526	5.5

Per Unit ($/Mcfe):
Gathering	$0.68	$0.68	—
Transmission	0.30	0.38	(21.1)
Processing	0.10	0.08	25.0
LOE, excluding production taxes	0.07	0.07	—
Production taxes	0.05	0.03	66.7
Exploration	—	—	—
Selling, general and administrative	0.11	0.09	22.2
Production depletion	0.90	0.92	(2.2)

Gathering. Gathering expense increased on an absolute basis for the three months ended March 31, 2021 compared to the same period in 2020 due to increased sales volume and additional gathering capacity acquired as a result of the Chevron Acquisition and a higher gathering rate structure as a result of the Consolidated GGA (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements). We expect to realize fee relief and a lower gathering rate structure from the Consolidated GGA beginning with the Mountain Valley Pipeline (MVP) in-service date.

Transmission. Transmission expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline and the Tennessee Gas Pipeline.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2021 compared to the same period in 2020 due to higher liquid sales volume due primarily to the Chevron Acquisition and increased development of liquids-rich areas.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to increased West Virginia severance taxes as a result of higher prices and sales volume.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to higher long-term incentive compensation costs due to changes in the fair value of awards.

Depreciation and depletion. Production depletion increased on an absolute basis for the three months ended March 31, 2021 compared to the same period in 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion decreased on a per Mcfe basis for the three months ended March 31, 2021 compared to the same period in 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2020 was $7.5 million. The intangible assets were fully amortized in the fourth quarter of 2020.

(Gain) loss on sale/exchange of long-lived assets. During the first quarter of 2020, we recognized a loss on exchange of long-lived assets of $48.9 million related to the 2020 Asset Exchange Transactions. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended March 31, 2021 was $16.8 million compared to $53.8 million for the same period in 2020. The decrease was driven by higher lease expirations in 2020 due to changes in market conditions.

Other operating expenses. Other operating expenses for the three months ended March 31, 2021 of $9.4 million were due primarily to certain transaction-related costs associated with the Chevron Acquisition and changes in legal reserves, including settlements.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, we recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 8 to the Condensed Consolidated Financial Statements.

(Income) loss from investments. For the three months ended March 31, 2021, we recognized a gain on an investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies and a gain on our investment in Equitrans Midstream. Our investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $8.16 and $8.04 as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2020, we recognized a loss on our investment in Equitrans Midstream, due to a decrease in Equitrans Midstream's stock price during the three months ended March 31, 2020 as well as a decrease in the number of shares of Equitrans Midstream's common stock that we own as a result of the Equitrans Share Exchange.

Dividend and other income. Dividend and other income decreased for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to lower dividends received from our investment in Equitrans Midstream driven by the decrease in the number of shares of Equitrans Midstream's common stock that we own as well as a decrease in the dividend amount per share.

Loss on debt extinguishment. During the three months ended March 31, 2021, we recognized a loss on debt extinguishment of $4.4 million related to the repayment of our 4.875% senior notes. During the three months ended March 31, 2020, we recognized a loss on debt extinguishment of $16.6 million related to the repayment of all or a portion of our 4.875% senior notes, 2.50% senior notes and floating rate notes.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest expense. Interest expense increased for the three months ended March 31, 2021 compared to the same period in 2020 due to increased interest incurred on new debt and letters of credit issued throughout 2020 as well as higher borrowings under our credit facility. These increases were partly offset by lower interest incurred due to debt repayments throughout 2020 and the first quarter of 2021. See Note 6 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures. In 2021, we expect to spend approximately $1,025 million to $1,125 million in total capital expenditures, excluding amounts attributable to noncontrolling interests, which are expected to be funded by operating cash flow and, if required, borrowings under our credit facility. Sales volume in 2021 is expected to be 1,620 Bcfe to 1,700 Bcfe.

Operating Activities. Net cash provided by operating activities was $400 million for the three months ended March 31, 2021 compared to $500 million for the same period in 2020. The decrease was due primarily to decreased cash settlements received on derivatives not designated as hedges and unfavorable timing of working capital payments, partly offset by higher cash operating revenues.

Our cash flows from operating activities are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Investing Activities. Net cash used in investing activities was $248 million for the three months ended March 31, 2021 compared to $204 million for the same period in 2020. The increase was due primarily to cash received during the first quarter of 2020 for the Equitrans Share Exchange, partly offset by lower capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended March 31,
	2021	2020
	(Millions)
Reserve development	$189	$223
Land and lease (a)	23	22
Capitalized overhead	13	11
Capitalized interest	4	4
Other production infrastructure	5	1
Other corporate items	4	1
Total capital expenditures	238	262
Add (deduct) non-cash items (b)	13	(6)
Total cash capital expenditures	$251	$256

(a)Capital expenditures attributable to noncontrolling interests were $1.3 million for the three months ended March 31, 2021.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate.

Financing Activities. Net cash used in financing activities was $130 million for the three months ended March 31, 2021 compared to $283 million for the same period in 2020. For the three months ended March 31, 2021, the primary use of financing cash flows

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
was net repayments of debt. For the three months ended March 31, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

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

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of April 30, 2021. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba2	Stable
Standard & Poor's Ratings Service (S&P)	BB	Stable
Fitch Ratings Service (Fitch)	BB	Positive

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our lines of credit, the interest rate on the senior notes with adjustable rates, the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over the counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

As of April 30, 2021, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of April 30, 2021, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.9 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of March 31, 2021, we were in compliance with all debt provisions and covenants under our debt agreements.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volumes and prices of our NYMEX hedge positions through 2024 as of April 30, 2021.

	2021 (a)	2022	2023	2024
Swaps:
Volume (MMDth)	863	618	115	2
Average Price ($/Dth)	$2.73	$2.67	$2.51	$2.67
Calls – Net Short:
Volume (MMDth)	269	284	77	15
Average Short Strike Price ($/Dth)	$2.92	$2.89	$2.89	$3.11
Puts – Net Long:
Volume (MMDth)	158	135	69	15
Average Long Strike Price ($/Dth)	$2.59	$2.35	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	54	4	3	—
Average Price ($/Dth)	$2.49	$2.38	$2.38	$—

(a)April 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2021 (April 1 through December 31), 2022, 2023 and 2024, we have natural gas sales agreements for approximately 14 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $3.17, $2.84 and $3.21, respectively. We have also entered into derivative instruments to hedge basis. We may use other contractual agreements to implement our commodity hedging strategy from time to time.

See Item 3., "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Condensed Consolidated Financial Statements for further discussion of our hedging program.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We accrue legal and other direct costs related to loss contingencies when actually incurred. We have established reserves that we believe to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, we believe that the ultimate outcome of any matter currently pending against us will not materially affect our financial condition, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements and Part I, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our commitments and contingencies.

Recently Issued Accounting Standards

Our recently issued accounting standards are described in Note 1 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our critical accounting policies, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. Our use of derivatives is further described in Note 3 to the Condensed Consolidated Financial Statements and "Commodity Risk Management" under "Capital Resources and Liquidity" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our OTC derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of those institutions is regularly monitored. We primarily enter into derivative instruments to hedge forecasted sales of production. We also enter into derivative instruments to hedge basis. Our use of derivative instruments is implemented under a set of policies approved by our management-level Hedge and Financial Risk Committee and is reviewed by our Board of Directors.

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

A hypothetical decrease of 10% in the market price of natural gas on March 31, 2021 and December 31, 2020 would increase the fair value of our natural gas derivative commodity instruments by approximately $473 million and $501 million, respectively. A hypothetical increase of 10% in the market price of natural gas on March 31, 2021 and December 31, 2020 would decrease the fair value of our natural gas derivative commodity instruments by approximately $469 million and $495 million, respectively. For purposes of this analysis, we applied the 10% change in the market price of natural gas on March 31, 2021 and December 31, 2020 to our natural gas derivative commodity instruments as of March 31, 2021 and December 31, 2020 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuate based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the three months ended March 31, 2021 would have increased interest expense by approximately $5 million.

Interest rates on our senior notes fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2020. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of our debt.

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

Approximately 41%, or $367 million, of our OTC derivative contracts outstanding at March 31, 2021 had a positive fair value. Approximately 47%, or $456 million, of our OTC derivative contracts outstanding at December 31, 2020 had a positive fair value.

As of March 31, 2021, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended March 31, 2021, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, we completed the implementation of an enterprise resource planning (ERP) system, and revised and updated the related controls. As a result of the implementation, there were certain changes to processes and procedures, which resulted in changes to our internal control over financial reporting. The ERP implementation is expected to strengthen our financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. We will continue to evaluate and monitor the internal controls over financial reporting and will continue to evaluate the operating effectiveness of related key controls.

There were no other changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

West Virginia Air Quality Permit Violations, Wetzel County, West Virginia. In mid-March 2021, we discovered that a small subset of nine of our well pads located in Wetzel County, West Virginia (collectively known as the Stone pads) were out of compliance with the air quality permits and/or permit determinations originally obtained for the well pads. The Stone pads were permitted to utilize a pipeline to transport condensate generated from the associated wells on the pads. Beginning in late 2019, we began storing condensate generated from the associated wells in production tanks located on the Stone pads and trucking the condensate off site, as opposed to utilizing a pipeline for transportation. This change in procedure resulted in higher emissions being generated on site. In March 2021, we self-disclosed this information to the West Virginia Department of Environmental Protection (WVDEP) and took corrective actions to ensure that the Stone pads are in compliance with their requisite permits. On April 21, 2021, the WVDEP requested additional information from us related to this matter, and we responded to their requests on April 30, 2021. While we believe that there is a reasonable possibility that the penalties related to this matter may exceed $300,000, we expect that the resolution of this matter will not have a material impact on our financial condition, results of operations or liquidity.

See also “Commitments and Contingencies” under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2021.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
*10.01(a)	Letter Agreement (Wherry), dated February 2, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(a).
*10.01(b)	Letter Agreement (Ealy), dated February 3, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(b).
*10.01(c)	Letter Agreement (Oxford 43), dated February 9, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, and acknowledged and agreed to by Rice Drilling D LLC and EQM Olympus Midstream, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(c).
*10.01(d)	Letter Agreement (JT Farms), dated February 23, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(d).
10.02	Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated as of April 23, 2021, among EQT Corporation, PNC Bank, National Association, as administrative agent, and each lender party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 26, 2021.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Certain terms in this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of the unredacted exhibit will be furnished to the SEC upon request. Omissions are designated with brackets containing asterisks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  May 6, 2021