Form 10-Q
period 2021-06-30
EQT Corp
filed 2021-07-29
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

As of July 23, 2021, 378,016,134 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,077,904	$498,772	$2,208,855	$1,213,973
(Loss) gain on derivatives not designated as hedges	(1,345,532)	26,426	(1,534,345)	415,862
Net marketing services and other	7,512	1,876	15,297	4,296
Total operating revenues	(260,116)	527,074	689,807	1,634,131
Operating expenses:
Transportation and processing	464,016	405,636	909,800	845,470
Production	47,546	38,329	94,776	78,709
Exploration	1,779	876	2,728	1,799
Selling, general and administrative	49,853	43,341	94,859	78,279
Depreciation and depletion	380,288	323,096	757,404	680,622
Amortization of intangible assets	—	7,477	—	14,955
(Gain) loss on sale/exchange of long-lived assets	(16,816)	49,207	(18,023)	98,059
Impairment and expiration of leases	25,634	41,279	42,391	95,047
Other operating expenses	5,225	4,745	14,668	4,745
Total operating expenses	957,525	913,986	1,898,603	1,897,685
Operating loss	(1,217,641)	(386,912)	(1,208,796)	(263,554)
Gain on Equitrans Share Exchange (see Note 8)	—	—	—	(187,223)
(Income) loss from investments	(11,829)	(82,983)	(23,677)	307,645
Dividend and other income	(3,765)	(3,590)	(7,069)	(28,304)
Loss on debt extinguishment	5,332	353	9,756	16,963
Interest expense	76,986	65,386	152,085	127,760
Loss before income taxes	(1,284,365)	(366,078)	(1,339,891)	(500,395)
Income tax benefit	(347,846)	(103,003)	(362,340)	(70,181)
Net loss	(936,519)	(263,075)	(977,551)	(430,214)
Less: Net loss attributable to noncontrolling interest	(62)	—	(576)	—
Net loss attributable to EQT Corporation	$(936,457)	$(263,075)	$(976,975)	$(430,214)

Loss per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	279,156	255,524	278,996	255,477
Net loss	$(3.35)	$(1.03)	$(3.50)	$(1.68)
Diluted:
Weighted average common stock outstanding	279,156	255,524	278,996	255,477
Net loss	$(3.35)	$(1.03)	$(3.50)	$(1.68)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands)
Net loss	$(936,519)	$(263,075)	$(977,551)	$(430,214)
Other comprehensive income, net of tax:
Other post-retirement benefits liability adjustment, net of tax expense: $27, $24, $54 and $48	81	72	161	84
Comprehensive loss	(936,438)	(263,003)	(977,390)	(430,130)
Less: Comprehensive loss attributable to noncontrolling interests	(62)	—	(576)	—
Comprehensive loss attributable to EQT Corporation	$(936,376)	$(263,003)	$(976,814)	$(430,130)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$330,770	$18,210
Accounts receivable (less provision for doubtful accounts: $7,049 and $6,239)	651,568	566,552
Derivative instruments, at fair value	648,855	527,073
Prepaid expenses and other	537,462	103,615
Total current assets	2,168,655	1,215,450

Property, plant and equipment	22,497,579	21,995,249
Less: Accumulated depreciation and depletion	6,678,508	5,940,984
Net property, plant and equipment	15,819,071	16,054,265

Contract asset	410,000	410,000
Other assets	587,531	433,754
Total assets	$18,985,257	$18,113,469

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$399,699	$154,161
Accounts payable	820,134	705,461
Derivative instruments, at fair value	2,160,253	600,877
Other current liabilities	299,115	301,911
Total current liabilities	3,679,201	1,762,410

Credit facility borrowings	—	300,000
Senior notes	4,999,502	4,371,467
Note payable to EQM Midstream Partners, LP	97,117	99,838
Deferred income taxes	1,009,721	1,371,967
Other liabilities and credits	897,294	945,057
Total liabilities	10,682,835	8,850,739

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 280,003	8,245,752	8,241,684
Treasury stock, shares at cost: 1,145 and 1,658	(20,084)	(29,348)
Retained earnings	71,284	1,048,259
Accumulated other comprehensive loss	(5,194)	(5,355)
Total common shareholders' equity	8,291,758	9,255,240
Noncontrolling interests in consolidated subsidiaries	10,664	7,490
Total equity	8,302,422	9,262,730
Total liabilities and equity	$18,985,257	$18,113,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(Thousands)
Cash flows from operating activities:
Net loss	$(977,551)	$(430,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax (benefit) expense	(362,299)	24,987
Depreciation and depletion	757,404	680,622
Amortization of intangible assets	—	14,955
Gain/loss on sale/exchange of long-lived assets and impairment and expiration of leases	24,368	193,106
Gain on Equitrans Share Exchange	—	(187,223)
(Income) loss from investments	(23,677)	307,645
Loss on debt extinguishment	9,756	16,963
Share-based compensation expense	13,515	8,123
Amortization, accretion and other	22,097	12,614
Loss (gain) on derivatives not designated as hedges	1,534,345	(415,862)
Cash settlements (paid) received on derivatives not designated as hedges	(109,581)	561,129
Net premiums received (paid) on derivative instruments	3,654	(53,473)
Changes in other assets and liabilities:
Accounts receivable	(99,564)	206,322
Accounts payable	111,191	(85,973)
Income tax receivable and payable	(23,909)	96,920
Other current assets	(422,618)	(2,597)
Other items, net	(13,737)	(923)
Net cash provided by operating activities	443,394	947,121
Cash flows from investing activities:
Capital expenditures	(470,259)	(512,095)
Cash paid for acquisitions	(209,764)	—
Proceeds from sale of assets	—	110,937
Cash received for Equitrans Share Exchange	—	52,323
Other investing activities	5,125	(135)
Net cash used in investing activities	(674,898)	(348,970)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,686,000	781,000
Repayment of credit facility borrowings	(2,986,000)	(1,037,000)
Proceeds from issuance of debt	1,000,000	2,250,000
Debt issuance costs and Capped Call Transactions (See Note 6)	(19,713)	(65,102)
Repayments and retirements of debt	(127,691)	(2,507,074)
Premiums paid on debt extinguishment	(9,599)	(13,635)
Contributions from noncontrolling interests	3,750	—
Dividends paid	—	(7,664)
Cash paid for taxes related to net settlement of share-based incentive awards	(2,683)	(304)
Net cash provided by (used in) financing activities	544,064	(599,779)
Net change in cash and cash equivalents	312,560	(1,628)
Cash and cash equivalents at beginning of period	18,210	4,596
Cash and cash equivalents at end of period	$330,770	$2,968

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss (a)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2020	255,262	$7,821,631	$(30,852)	$1,848,286	$(5,187)	$—	$9,633,878
Comprehensive loss, net of tax:
Net loss				(263,075)			(263,075)
Other postretirement benefits liability adjustment, net of tax expense: $24					72		72
Share-based compensation plans	28	3,796	511				4,307
Equity component of convertible senior notes (See Note 6)		63,645					63,645
Balance at June 30, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$—	$9,438,827

Balance at April 1, 2021	278,781	$8,238,643	$(21,469)	$1,007,741	$(5,275)	$10,726	$9,230,366
Comprehensive loss, net of tax:
Net loss				(936,457)		(62)	(936,519)
Other postretirement benefits liability adjustment, net of tax expense: $27					81		81
Share-based compensation plans	77	7,109	1,385				8,494
Balance at June 30, 2021	278,858	$8,245,752	$(20,084)	$71,284	$(5,194)	$10,664	$8,302,422

Common shares authorized: 320,000 and 640,000 at June 30, 2020 and 2021, respectively.
Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax, which are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss (a)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$—	$9,803,588
Comprehensive loss, net of tax:
Net loss				(430,214)			(430,214)
Other postretirement benefit liability adjustment, net of tax expense: $48					84		84
Dividends ($0.03 per share)				(7,664)			(7,664)
Share-based compensation plans	119	7,222	2,166				9,388
Equity component of convertible senior notes (See Note 6)		63,645					63,645
Balance at June 30, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$—	$9,438,827

Balance at January 1, 2021	278,345	$8,241,684	$(29,348)	$1,048,259	$(5,355)	$7,490	$9,262,730
Comprehensive loss, net of tax:
Net loss				(976,975)		(576)	(977,551)
Other postretirement benefit liability adjustment, net of tax expense: $54					161		161
Share-based compensation plans	513	4,068	9,264				13,332
Contributions from noncontrolling interests						3,750	3,750
Balance at June 30, 2021	278,858	$8,245,752	$(20,084)	$71,284	$(5,194)	$10,664	$8,302,422

Common shares authorized: 320,000 and 640,000 at June 30, 2020 and 2021, respectively.
Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax, which are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2021 and December 31, 2020, the results of its operations and equity for the three and six month periods ended June 30, 2021 and 2020 and its cash flows for the six month periods ended June 30, 2021 and 2020. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by eliminating certain exceptions to Accounting Standards Codification (ASC) 740, Income Taxes, related to the general approach for intraperiod tax allocation, methodology for calculating income taxes in an interim period and recognition of deferred taxes when there are investment ownership changes. In addition, this ASU simplifies aspects of accounting for franchise taxes and interim period effects of enacted changes in tax laws or rates and provides clarification on accounting for transactions that result in a step up in the tax basis of goodwill and allocation of consolidated income tax expense to separate financial statements of entities not subject to income tax. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU in the first quarter of 2021 with no material changes to its financial statements or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing certain separation models for convertible instruments. For convertible instruments with conversion features that are not accounted for as derivatives under ASC 815 or do not result in substantial premiums accounted for as paid-in capital, the convertible instrument's embedded conversion features are no longer separated from the host contract. Consequently, and as long as no other feature requires bifurcation and recognition as a derivative, the convertible instrument is accounted for as a single liability measured at its amortized cost. This ASU also amends the impact of convertible instruments on the calculation of diluted earnings per share (EPS) and adds several new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company plans to adopt this ASU on January 1, 2022 using the full retrospective method of adoption. The Company is evaluating the impact this standard will have on its financial statements and disclosures.

Supplemental Cash Flow Information. The following table summarizes net cash paid (received) for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Six Months Ended June 30,
	2021	2020

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$127,082	$74,596
Income taxes, net	21,768	(191,598)
Non-cash activity during the period for:
Increase in right-of-use lease assets and liabilities	$1,091	$1,697
Increase in asset retirement costs and obligations	1,943	6,596
Capitalization of non-cash equity share-based compensation	2,499	1,611

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $471.5 million and $394.1 million in accounts receivable in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

The table below provides disaggregated information on the Company's revenues. Certain contracts that provide for the release of capacity that is not used to transport the Company's produced volume are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. The costs of, and recoveries on, such capacity are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$953,385	$468,216	$1,966,465	$1,141,446
NGLs sales	102,361	28,761	202,618	64,517
Oil sales	22,158	1,795	39,772	8,010
Total revenues from contracts with customers	$1,077,904	$498,772	$2,208,855	$1,213,973

Other sources of revenue:
(Loss) gain on derivatives not designated as hedges	(1,345,532)	26,426	(1,534,345)	415,862
Net marketing services and other	7,512	1,876	15,297	4,296
Total operating revenues	$(260,116)	$527,074	$689,807	$1,634,131

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of June 30, 2021. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of June 30, 2021.

	2021 (a)	2022	2023	Total

	(Thousands)
Natural gas sales	$87,901	$8,158	$6,794	$102,853
(a)July 1 through December 31.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of expected sales of production and portions of its basis exposure covering approximately 2,773 Bcf of natural gas and 7,687 Mbbl of NGLs as of June 30, 2021 and 1,955 Bcf of natural gas and 3,462 Mbbl of NGLs as of December 31, 2020. The open positions at June 30, 2021 and December 31, 2020 had maturities extending through December 2027 and December 2024, respectively.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's or S&P is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Ratings Service (Fitch). Anything below these ratings is considered non-investment grade. As of June 30, 2021, the Company's senior notes were rated "Ba2" by Moody's and "BB" by S&P.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $1,166.3 million and $137.7 million, respectively, for which the Company deposited and recorded current assets of $284.4 million and $21.1 million, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2021 and December 31, 2020, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2021 and December 31, 2020, the Company recorded $205.7 million and $61.5 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
June 30, 2021
Asset derivative instruments, at fair value	$648,855	$(576,429)	$—	$72,426
Liability derivative instruments, at fair value	2,160,253	(576,429)	(490,109)	1,093,715

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$(328,809)	$—	$198,264
Liability derivative instruments, at fair value	600,877	(328,809)	(82,552)	189,516

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2021
Asset derivative instruments, at fair value	$648,855	$134,691	$514,164	$—
Liability derivative instruments, at fair value	2,160,253	315,372	1,844,881	—

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$70,603	$456,470	$—
Liability derivative instruments, at fair value	600,877	93,361	507,516	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2021 and December 31, 2020, the Company's senior notes had a fair value of approximately $6.5 billion and $5.2 billion, respectively, and a carrying value of approximately $5.4 billion and $4.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of June 30, 2021 and December 31, 2020, the Company's note payable to EQM had a fair value of approximately $123 million and $130 million, respectively, and a carrying value of approximately $102 million and $105 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

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

5.    Income Taxes

For the six months ended June 30, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2021.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company recorded income tax benefit at an effective tax rate of 27.0% and 14.0% for the six months ended June 30, 2021 and 2020, respectively. The Company's effective tax rate for the six months ended June 30, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits and West Virginia tax legislation enacted on April 13, 2021 that changed the way taxable income is apportioned to West Virginia for tax years beginning on or after January 1, 2022. The Company's effective tax rate for the six months ended June 30, 2020 was lower compared to the U.S. federal statutory rate due primarily to valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred in the first half of 2020 that, if such investment is sold, would become capital losses. The Company believes that it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

6.    Debt

Credit facility. The Company has a $2.5 billion credit facility. On April 23, 2021, the Company entered into an Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement (the Extension Agreement and First Amendment), amending the Second Amended and Restated Credit Agreement, dated as of July 31, 2017, among the Company, PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto (the Credit Agreement). The Extension Agreement and First Amendment, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement from July 31, 2022 to July 31, 2023, (ii) adds customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate and (iii) adds an additional pricing level for the Applicable Rate (as defined in the Credit Agreement).

The Company had approximately $670 million and $791 million of letters of credit outstanding under its credit facility as of June 30, 2021 and December 31, 2020, respectively.

Under the Company's credit facility, for the three months ended June 30, 2021 and 2020, the maximum amounts of outstanding borrowings were $578 million and $173 million, respectively, the average daily balances were approximately $236 million and $35 million, respectively, and interest was incurred at weighted average annual interest rates of 2.1% and 2.4%, respectively. Under the Company's credit facility, for the six months ended June 30, 2021 and 2020, the maximum amounts of outstanding borrowings were $890 million and $356 million, respectively, the average daily balances were approximately $188 million and $60 million, respectively, and interest was incurred at weighted average annual interest rates of 2.1% and 2.9%, respectively.

Term loan facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. On June 30, 2020, the Company used proceeds from the offering of its Convertible Notes (see below), cash from its income tax refunds and proceeds from the 2020 Divestiture (see Note 9) to fully repay its term loan facility. Under the Company's term loan facility, for the three and six months ended June 30, 2020, the average daily balances were approximately $431 million and $692 million, respectively, and interest was incurred at weighted average annual interest rates of 2.2% and 2.6%, respectively.

3.125% senior notes and 3.625% senior notes. On May 17, 2021, the Company issued $500 million aggregate principal amount of 3.125% senior notes due May 15, 2026 and $500 million aggregate principal amount of 3.625% senior notes due May 15, 2031. After deducting offering costs of $15.6 million, net proceeds from the sale of the notes of $984.4 million were used to partly fund the Alta Acquisition (defined and described in Note 10). The covenants of the 3.125% senior notes and 3.625% senior notes are consistent with the Company's existing senior unsecured notes. Similar to the 5.00% senior notes due January 2029 issued in November 2020, the 3.125% senior notes and 3.625% senior notes include an offer to repurchase provision applicable upon the occurrence of certain change of control events specified in the applicable indentures.

4.875% senior notes. On February 1, 2021, the Company redeemed the remaining $125.1 million aggregate principal amount of its 4.875% senior notes at a total cost of $130.7 million, inclusive of redemption premiums of $4.3 million and accrued but unpaid interest of $1.3 million.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Holders of the Convertible Notes may convert their Convertible Notes, at their option, at any time prior to the close of business on January 30, 2026 under the following circumstances:
•during any quarter as long as the last reported price of EQT common stock for at least 20 trading days (consecutive or otherwise) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each such trading day (the Sale Price Condition);
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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price Condition for conversion of the Convertible Notes was satisfied as of June 30, 2021, and, accordingly, holders of Convertible Notes may convert any of their Convertible Notes, at their option, at any time during the quarter beginning on July 1, 2021 and ending on September 30, 2021, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of June 30, 2021, the net carrying value of the liability portion of the Convertible Notes was included in current portion of debt on the Condensed Consolidated Balance Sheet.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

For the second quarter of 2020, the Convertible Notes had a net shareholders' equity impact of $63.6 million, which consisted of the conversion option equity component of $100.9 million less the Capped Call Transactions costs of $32.5 million and issuance costs attributable to the equity component of $4.8 million.

The table below summarizes the net carrying amount of the Convertible Notes, including the unamortized debt discount and debt issuance costs.

	June 30, 2021	December 31, 2020

	(Thousands)
Principal	$500,000	$500,000
Less: Unamortized debt discount	119,105	129,103
Less: Unamortized debt issuance costs	10,562	11,263
Net carrying value of Convertible Notes	$370,333	$359,634

The table below summarizes the components of interest expense related to the Convertible Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands)
Contractual interest expense	$2,187	$1,507	$4,375	$1,507
Amortization of debt discount	5,046	3,231	9,998	3,231
Amortization of issuance costs	358	209	701	209
Total Convertible Notes interest expense	$7,591	$4,947	$15,074	$4,947

Based on the closing stock price of EQT common stock of $22.26 on June 30, 2021 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $242 million.

7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three and six months ended June 30, 2021 and 2020, all such securities were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS. Such securities for the three and six months ended June 30, 2021 were 7,679,584 and 7,712,354, respectively, and such securities for the three and six months ended June 30, 2020 were 6,769,822 and 6,739,305, respectively.

As discussed in Note 6, the Company issued the Convertible Notes during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for the three and six

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
months ended June 30, 2021 and for the period of April 28, 2020 through June 30, 2020, the conversion premium of 6,666,670 shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

8.    Equitrans Share Exchange

During the first quarter of 2020, the Company sold to Equitrans Midstream a total of 25,299,752 shares of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The rate relief was effected through the execution of a consolidated gas gathering and compression agreement entered into between the Company and an affiliate of EQM (the Consolidated GGA). The Company recorded in the Condensed Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief and, beginning on the Mountain Valley Pipeline (MVP) in-service date, expects to recognize amortization of the contract asset over a period of approximately four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief.

The Consolidated GGA provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company to EQM during the period beginning on the first day of the quarter in which the MVP is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of June 30, 2021 and December 31, 2020, the derivative liability related to the Henry Hub Cash Bonus was approximately $97 million and $107 million, respectively. In addition, the Consolidated GGA provides a cash payment option that grants the Company the right to receive payments from EQM in the event that the MVP in-service date has not occurred prior to January 1, 2022.

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

9.    Asset Exchange Transactions and Divestiture

2020 Asset Exchange Transactions. During the first and second quarters of 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 11,700 aggregate net revenue interest acres across Greene, Allegheny and Westmoreland Counties, Pennsylvania and Wetzel and Marshall Counties, West Virginia for approximately 11,700 aggregate net revenue interest acres across Greene and Washington Counties, Pennsylvania and Wetzel County, West Virginia. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $6.7 million and $55.6 million in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations for the three and six months ended June 30, 2020, respectively. The fair value of leases acquired were based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included market-based prices for comparable acreage.

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

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that is recorded at fair value in the Condensed Consolidated Balance Sheets. The Contingent Consideration had a fair value of $17.5 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively. Changes in fair value are recorded in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

As a result of the 2020 Divestiture, the Company recognized a loss of $42.5 million in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the second quarter of 2020.

10.    Acquisitions

Reliance Asset Acquisition. On April 1, 2021, the Company closed on the acquisition of certain oil and gas assets (the Reliance Asset Acquisition) from Reliance Marcellus, LLC (Reliance), pursuant to the Company's exercise of a preferential purchase right that was triggered by Northern Oil and Gas, Inc.'s acquisition of Reliance's Marcellus assets. The total purchase price for the acquisition was approximately $69 million, and the assets acquired consisted of approximately 40 MMcfe per day of current production and 4,100 net acres located in southwest Pennsylvania. The Reliance Asset Acquisition was accounted for as an asset acquisition and not a business combination and, as such, its proceeds were allocated to property, plant and equipment.

Alta Acquisition. On July 21, 2021, the Company completed its previously announced acquisition (the Alta Acquisition) of Alta Marcellus Development, LLC and ARD Operating, LLC and subsidiaries (together, the Alta Target Entities), pursuant to that certain Membership Interest Purchase Agreement, dated May 5, 2021 (the Alta Purchase Agreement), by and among the Company, EQT Acquisition HoldCo LLC (a wholly-owned indirect subsidiary of the Company), Alta Resources Development, LLC (Alta Resources) and the Alta Target Entities. The Alta Target Entities collectively hold all of Alta Resources' upstream and midstream assets and liabilities. The purchase price for the Alta Acquisition consisted of approximately $1.0 billion in cash and 98,789,388 shares of the Company's common stock, as adjusted pursuant to customary closing purchase price adjustments set forth in the Alta Purchase Agreement. The Alta Purchase Agreement contains customary representations and warranties, covenants, indemnification and termination provisions and has an effective date of January 1, 2021.

As a result of the Alta Acquisition, the Company acquired approximately 300,000 net Northeast Marcellus acres, approximately 1.0 Bcfe per day of current net production, approximately 300 miles of midstream gathering systems, approximately 100 miles of a freshwater system and a firm transportation portfolio to premium demand markets. In May 2021, upon execution of the Alta Purchase Agreement, the Company deposited $146.3 million in an escrow account, which was disbursed to Alta Resources at closing. As of June 30, 2021, this deposit was reflected in other assets in the Condensed Consolidated Balance Sheet.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs (including availability of capital to complete these plans and programs); the projected scope and timing of our combo-development projects; estimated reserves, including potential future downward adjustments of reserves and reserve life; total resource potential and drilling inventory duration; projected production and sales volume and growth rates (including liquids production and sales volume and growth rates); natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; our ability to reduce our well costs and capital expenditures, and the timing of achieving any such reductions; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and ESG initiatives, and achieve the anticipated results of such initiatives; projected reductions of our gathering and compression rates resulting from our consolidated gas gathering and compression agreement with Equitrans Midstream Corporation (Equitrans Midstream), and the anticipated cost savings and other strategic benefits associated with the execution of such agreement; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions, including our acquisition of certain upstream and midstream assets from Alta Resources Development, LLC; the timing and structure of any dispositions of our remaining retained shares of Equitrans Midstream's common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; projected dividends, if any; projected cash flows and free cash flow; projected capital expenditures; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss attributable to EQT Corporation for the three months ended June 30, 2021 was $936.5 million, $3.35 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2020 of $263.1 million, $1.03 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges, lower income from investments, increased transportation and processing expense and increased depreciation and depletion, partly offset by increased sales of natural gas, NGLs and oil, higher income tax benefit, the gain on sale of long-lived assets and decreased impairment and expiration of leases.

Net loss attributable to EQT Corporation for the six months ended June 30, 2021 was $977.0 million, $3.50 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2020 of $430.2 million, $1.68 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges, the gain on Equitrans Share Exchange (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements) recognized in the first quarter of 2020, increased depreciation and depletion and increased transportation and processing expense, partly offset by increased sales of natural gas, NGLs and oil, the income from investments, higher income tax benefit, the gain on sale of long-lived assets and decreased impairment and expiration of leases.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	394,268	325,248	784,566	694,990
NYMEX price ($/MMBtu)	$2.84	$1.71	$2.76	$1.84
Btu uplift	0.16	0.09	0.15	0.09
Natural gas price ($/Mcf)	$3.00	$1.80	$2.91	$1.93

Basis ($/Mcf) (a)	$(0.57)	$(0.36)	$(0.41)	$(0.29)
Cash settled basis swaps (not designated as hedges) ($/Mcf)	(0.02)	(0.02)	(0.05)	0.02
Average differential, including cash settled basis swaps ($/Mcf)	$(0.59)	$(0.38)	$(0.46)	$(0.27)
Average adjusted price ($/Mcf)	$2.41	$1.42	$2.45	$1.66
Cash settled derivatives (not designated as hedges) ($/Mcf)	(0.13)	1.00	(0.07)	0.79
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.28	$2.42	$2.38	$2.45
Natural gas sales, including cash settled derivatives	$897,429	$786,595	$1,869,923	$1,702,006

LIQUIDS
Natural gas liquids (NGLs), excluding ethane:
Sales volume (MMcfe) (b)	16,158	10,572	30,758	21,392
Sales volume (Mbbl)	2,693	1,762	5,126	3,565
Price ($/Bbl)	$34.83	$13.52	$36.00	$16.08
Cash settled derivatives (not designated as hedges) ($/Bbl)	(9.31)	(0.52)	(6.31)	(0.26)
Average NGLs price, including cash settled derivatives ($/Bbl)	$25.52	$13.00	$29.69	$15.82
NGLs sales	$68,737	$22,910	$152,180	$56,421
Ethane:
Sales volume (MMcfe) (b)	7,803	8,769	16,390	12,098
Sales volume (Mbbl)	1,301	1,461	2,732	2,016
Price ($/Bbl)	$6.58	$3.38	$6.62	$3.56
Ethane sales	$8,560	$4,941	$18,094	$7,186
Oil:
Sales volume (MMcfe) (b)	2,366	1,058	4,071	2,237
Sales volume (Mbbl)	394	176	678	373
Price ($/Bbl)	$56.18	$10.17	$58.61	$21.48
Oil sales	$22,158	$1,795	$39,772	$8,010

Total liquids sales volume (MMcfe) (b)	26,327	20,399	51,219	35,727
Total liquids sales volume (Mbbl)	4,388	3,399	8,536	5,954
Total liquids sales	$99,455	$29,646	$210,046	$71,617

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$996,884	$816,241	$2,079,969	$1,773,623
Total sales volume (MMcfe)	420,595	345,647	835,785	730,717
Average realized price ($/Mcfe)	$2.37	$2.36	$2.49	$2.43

(a)Basis represents the difference between the ultimate sales price for natural gas, including the effects of delivered price benefit or deficit associated with our firm transportation agreements, and the New York Mercantile Exchange (NYMEX) natural gas price.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Thousands, unless otherwise noted)
Total operating revenues	$(260,116)	$527,074	$689,807	$1,634,131
Add (deduct):
Loss (gain) on derivatives not designated as hedges	1,345,532	(26,426)	1,534,345	(415,862)
Net cash settlements (paid) received on derivatives not designated as hedges	(71,441)	315,393	(109,581)	561,129
Premiums (paid) received for derivatives that settled during the period	(9,579)	2,076	(19,305)	(1,479)
Net marketing services and other	(7,512)	(1,876)	(15,297)	(4,296)
Adjusted operating revenues, a non-GAAP financial measure	$996,884	$816,241	$2,079,969	$1,773,623

Total sales volume (MMcfe)	420,595	345,647	835,785	730,717
Average realized price ($/Mcfe)	$2.37	$2.36	$2.49	$2.43

Sales Volume and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	%	2021	2020	%

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus (a)	375,116	305,752	22.7	749,057	639,503	17.1
Ohio Utica	44,034	38,430	14.6	83,963	88,205	(4.8)
Other	1,445	1,465	(1.4)	2,765	3,009	(8.1)
Total sales volume (b)	420,595	345,647	21.7	835,785	730,717	14.4

Average daily sales volume (MMcfe/d)	4,622	3,798	21.7	4,618	4,015	15.0

Operating revenues:
Sales of natural gas, NGLs and oil	$1,077,904	$498,772	116.1	$2,208,855	$1,213,973	82.0
(Loss) gain on derivatives not designated as hedges	(1,345,532)	26,426	(5,191.7)	(1,534,345)	415,862	(469.0)
Net marketing services and other	7,512	1,876	300.4	15,297	4,296	256.1
Total operating revenues	$(260,116)	$527,074	(149.4)	$689,807	$1,634,131	(57.8)
(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume and a higher average realized price. Average realized price increased due to higher NYMEX prices and higher liquids prices, partly offset by lower cash settled derivatives and unfavorable differential. For the three months ended June 30, 2021 and 2020, we paid $71.4 million and received $315.4 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of prior period sales volume decreases of 36 Bcfe from the 2020 Strategic Production Curtailments (defined below) and sales volume increases of 33 Bcfe from the assets acquired from the Chevron Acquisition (defined below). The 2020 Strategic Production Curtailments refers to our strategic decision to temporarily curtail approximately 1.4 Bcfe per day of gross production, equivalent to approximately 1.0 Bcfe per day of net production, beginning in May 2020 and ending in July 2020, at which time we began a moderated approach to bringing back on-line production that had been curtailed. The Chevron Acquisition refers to our acquisition of upstream assets from Chevron U.S.A. Inc. in the fourth quarter of 2020.

(Loss) gain on derivatives not designated as hedges. For the three months ended June 30, 2021 and 2020, we recognized a loss of $1,345.5 million and a gain of $26.4 million, respectively, on derivatives not designated as hedges. The 2021 loss was related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices. The 2020 gain was related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to the liquids uplift realized on gas purchased at the wellhead from other operators.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the six months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume and a higher average realized price. Average realized price increased due to higher NYMEX prices and higher liquids prices, partly offset by lower cash settled derivatives and unfavorable differential. For the six months ended June 30, 2021 and 2020, we paid $109.6 million and received $561.1 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases of 67 Bcfe from the assets acquired from the Chevron Acquisition and prior period sales volume decreases of 36 Bcfe from the 2020 Strategic Production Curtailments.

(Loss) gain on derivatives not designated as hedges. For the six months ended June 30, 2021 and 2020, we recognized a loss of $1,534.3 million and a gain of $415.9 million, respectively, on derivatives not designated as hedges. The 2021 loss was related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices. The 2020 gain was related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to the liquids uplift realized on gas purchased at the wellhead from other operators.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

The following table presents information on our production-related operating expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	%	2021	2020	%

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$286,405	$252,095	13.6	$566,766	$513,816	10.3
Transmission	130,235	119,515	9.0	255,107	266,677	(4.3)
Processing	47,376	34,026	39.2	87,927	64,977	35.3
Lease operating expenses (LOE), excluding production taxes	25,547	25,894	(1.3)	52,566	53,917	(2.5)
Production taxes	21,999	12,435	76.9	42,210	24,792	70.3
Exploration	1,779	876	103.1	2,728	1,799	51.6
Selling, general and administrative	49,853	43,341	15.0	94,859	78,279	21.2

Production depletion	$376,813	$317,905	18.5	$749,821	$670,982	11.7
Other depreciation and depletion	3,475	5,191	(33.1)	7,583	9,640	(21.3)
Total depreciation and depletion	$380,288	$323,096	17.7	$757,404	$680,622	11.3

Per Unit ($/Mcfe):
Gathering	$0.68	$0.73	(6.8)	$0.68	$0.70	(2.9)
Transmission	0.31	0.35	(11.4)	0.31	0.36	(13.9)
Processing	0.11	0.10	10.0	0.11	0.09	22.2
LOE, excluding production taxes	0.06	0.07	(14.3)	0.06	0.07	(14.3)
Production taxes	0.05	0.04	25.0	0.05	0.03	66.7
Selling, general and administrative	0.12	0.13	(7.7)	0.11	0.11	—
Production depletion	0.90	0.92	(2.2)	0.90	0.92	(2.2)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Gathering. Gathering expense increased on an absolute basis for the three months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume, additional gathering capacity acquired from the Chevron Acquisition and a higher gathering rate structure as a result of the Consolidated GGA (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements). We expect to realize fee relief and a lower gathering rate structure from the Consolidated GGA beginning with the Mountain Valley Pipeline (MVP) in-service date.

Gathering expense decreased on a per Mcfe basis for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, which resulted in utilization of lower overrun rates as part of the Consolidated GGA, and a lower gathering rate structure on the assets acquired from the Chevron Acquisition.

Transmission. Transmission expense increased on an absolute basis for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline in 2020. Transmission expense decreased on a per Mcfe basis for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, some of which does not have associated transmission expense, such as the assets acquired from the Chevron Acquisition.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2021 compared to the same period in 2020 due to increased liquid sales volume due primarily to increased development of liquids-rich areas and increased processed volume from the Chevron Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to increased Pennsylvania impact fees and West Virginia severance taxes as a result of higher prices.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to higher long-term incentive compensation costs due to changes in the fair value of awards.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the three months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the three months ended June 30, 2021 compared to the same period in 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2020 was $7.5 million. Our intangible assets were fully amortized in the fourth quarter of 2020.

(Gain) loss on sale/exchange of long-lived assets. During the three months ended June 30, 2021, we recognized a gain on sale of long-lived assets of $16.8 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements). During the three months ended June 30, 2020, we recognized a loss on sale/exchange of long-lived assets of $49.2 million, of which $6.7 million related to the 2020 Asset Exchange Transactions and $42.5 million related to the 2020 Divestiture. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended June 30, 2021 was $25.6 million compared to $41.3 million for the same period in 2020. The decrease was driven by higher lease expirations in 2020 due to changes in market conditions.

Other operating expenses. Other operating expenses for the three months ended June 30, 2021 of $5.2 million were attributable primarily to transaction costs associated with the Chevron Acquisition and Alta Acquisition (defined and discussed in Note 10 to the Condensed Consolidated Financial Statements). Other operating expenses for the three months ended June 30, 2020 of $4.7 million were attributable primarily to transaction and reorganization costs.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Gathering. Gathering expense increased on an absolute basis for the six months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume, additional gathering capacity acquired from the Chevron Acquisition and a higher gathering rate structure as a result of the Consolidated GGA. We expect to realize fee relief and a lower gathering rate structure from the Consolidated GGA beginning with the MVP in-service date.

Gathering expense decreased on a per Mcfe basis for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, which resulted in utilization of lower overrun rates as part of the Consolidated GGA, and a lower gathering rate structure on the assets acquired from the Chevron Acquisition.

Transmission. Transmission expense decreased on an absolute basis for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline in 2020 and released capacity on the Tennessee Gas Pipeline. Transmission expense decreased on a per Mcfe basis for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, some of which does not have associated transmission expense, such as the assets acquired from the Chevron Acquisition.

Processing. Processing expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2021 compared to the same period in 2020 due to increased liquid sales volume due primarily to increased development of liquids-rich areas and increased processed volume from the Chevron Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to increased West Virginia severance taxes and Pennsylvania impact fees as a result of higher prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to higher long-term incentive compensation costs due to changes in the fair value of awards.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the six months ended June 30, 2021 compared to the same period in 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the six months ended June 30, 2021 compared to the same period in 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2021 was $15.0 million. The intangible assets were fully amortized in the fourth quarter of 2020.

(Gain) loss on sale/exchange of long-lived assets. During the six months ended June 30, 2021, we recognized a gain on sale of long-lived assets of $18.0 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture. During the six months ended June 30, 2020, we recognized a loss on sale/exchange of long-lived assets of $98.1 million, of which $55.6 million related to the 2020 Asset Exchange Transactions and $42.5 million related to the 2020 Divestiture. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the six months ended June 30, 2021 was $42.4 million compared to $95.0 million for the same period in 2020. The decrease was driven by higher lease expirations in 2020 due to changes in market conditions.

Other operating expenses. Other operating expenses for the six months ended June 30, 2021 of $14.7 million were attributable primarily to transaction costs associated with the Chevron Acquisition and Alta Acquisition and changes in legal reserves, including settlements. Other operating expenses for the six months ended June 30, 2020 of $4.7 million were attributable primarily to transaction and reorganization costs.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, we recognized a gain on the Equitrans Share Exchange of $187 million. See Note 8 to the Condensed Consolidated Financial Statements.

(Income) loss from investments. For the three and six months ended June 30, 2021, we recognized income on our investment in Equitrans Midstream and income on our investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies. Our investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $8.51 and $8.04 as of June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2020, we recognized income on our investment in Equitrans Midstream due to an increase in Equitrans Midstream's stock price during the three months ended June 30, 2020. For the six months ended June 30, 2020, we recognized a loss on our investment in Equitrans Midstream due to a decrease in Equitrans Midstream's stock price during the six months ended June 30, 2020 as well as a decrease in the number of shares of Equitrans Midstream's common stock that we own as a result of the Equitrans Share Exchange.

Dividend and other income. Dividend and other income decreased for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to lower dividends received from our investment in Equitrans Midstream driven by a decrease in the number of shares of Equitrans Midstream's common stock that we own as well as a decrease in the dividend amount per share.

Loss on debt extinguishment. During the three and six months ended June 30, 2021, we recognized a loss on debt extinguishment of $5.3 million and $9.8 million, respectively, due to fees incurred for a bridge-loan commitment related to the Alta Acquisition and the repayment of our 4.875% senior notes. During the three and six months ended June 30, 2020, we recognized a loss on debt extinguishment of $0.4 million and $17.0 million, respectively, related to the repayment of our 4.875% senior notes, 2.50% senior notes, floating rate notes and term loan facility. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increased interest incurred on new debt, higher borrowings under our credit facility and increased interest due to letters of credit issued throughout 2020. These increases were partly offset by lower interest incurred due to debt repayments throughout 2020 and the first quarter of 2021. See Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Income tax benefit. See Note 5 to the Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

Although we cannot provide any assurance, we believe cash flows from operating activities and availability under our credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures and commitments for at least the next twelve months and, based on current expectations, for the long term.

Planned Capital Expenditures. In 2021, we expect to spend approximately $1,100 million to $1,175 million in total capital expenditures, excluding amounts attributable to noncontrolling interests, which are expected to be funded by operating cash flow and, if required, borrowings under our credit facility. Sales volume in 2021 is expected to be 1,800 Bcfe to 1,875 Bcfe. The planned capital expenditures and expected sales volume include amounts attributable to the assets acquired from the Alta Acquisition, which closed on July 21, 2021.

Operating Activities. Net cash provided by operating activities was $443 million for the six months ended June 30, 2021 compared to $947 million for the same period in 2020. The decrease was due primarily to decreased cash settlements received on derivatives not designated as hedges and unfavorable timing of working capital payments including increased collateral and margin deposits associated with the Company's over the counter derivative instrument contracts and exchange traded natural gas contracts, partly offset by higher cash operating revenues.

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

Investing Activities. Net cash used in investing activities was $675 million for the six months ended June 30, 2021 compared to $349 million for the same period in 2020. The increase was due primarily to cash paid for acquisitions in 2021 and cash received in 2020 from the sale of assets and the Equitrans Share Exchange, partly offset by lower capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Millions)
Reserve development	$178	$235	$367	$458
Land and lease (a)	31	28	54	50
Capitalized overhead	14	13	27	24
Capitalized interest	4	4	8	8
Other production infrastructure	19	19	24	20
Other corporate items	—	4	4	5
Total capital expenditures	246	303	484	565
Deduct: Non-cash items (b)	(27)	(47)	(14)	(53)
Total cash capital expenditures	$219	$256	$470	$512

(a)Capital expenditures attributable to noncontrolling interests were $3.8 million and $5.1 million for the three and six months ended June 30, 2021, respectively.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the reversal of the prior period accrual as well as the current period estimate.

Financing Activities. Net cash provided by financing activities was $544 million for the six months ended June 30, 2021 compared to net cash used in financing activities of $600 million for the same period in 2020. For the six months ended June 30, 2021, the primary source of financing cash flows was net proceeds from the issuance of debt, and the primary uses of financing

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
cash flows were net repayments of credit facility borrowings and debt. For the six months ended June 30, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt.

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

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of July 27, 2021. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Service (S&P)	BB+	Positive
Fitch Ratings Service (Fitch)	BB+	Stable

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

As of July 27, 2021, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of July 27, 2021, such assurances could be up to approximately $1.2 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $1.2 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of June 30, 2021, we were in compliance with all debt provisions and covenants under our debt agreements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions through 2024 as of July 23, 2021.

	2021 (a)	2022	2023	2024
Swaps:
Volume (MMDth)	741	1,277	166	2
Average Price ($/Dth)	$2.77	$2.77	$2.53	$2.67
Calls – Net Short:
Volume (MMDth)	180	391	77	15
Average Short Strike Price ($/Dth)	$2.92	$2.96	$2.89	$3.11
Puts – Net Long:
Volume (MMDth)	105	169	69	15
Average Long Strike Price ($/Dth)	$2.59	$2.65	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	36	4	3	—
Average Price ($/Dth)	$2.49	$2.38	$2.38	$—
(a)July 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2021 (July 1 through December 31), 2022, 2023 and 2024, we have natural gas sales agreements for approximately 9 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $3.17, $2.84 and $3.21, respectively. We have also entered into derivative instruments to hedge basis. We may use other contractual agreements to implement our commodity hedging strategy from time to time. See Item 3., "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Condensed Consolidated Financial Statements for further discussion of our hedging program.

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

A hypothetical decrease of 10% in the market price of natural gas on June 30, 2021 and December 31, 2020 would increase the fair value of our natural gas derivative commodity instruments by approximately $728 million and $501 million, respectively. A hypothetical increase of 10% in the market price of natural gas on June 30, 2021 and December 31, 2020 would decrease the fair value of our natural gas derivative commodity instruments by approximately $735 million and $495 million, respectively. For purposes of this analysis, we applied the 10% change in the market price of natural gas on June 30, 2021 and December 31, 2020 to our natural gas derivative commodity instruments as of June 30, 2021 and December 31, 2020 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuate based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the six months ended June 30, 2021 would have increased interest expense by approximately $2 million.

Interest rates on our 6.125% senior notes due 2025 and 7.00% senior notes due 2030 fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates on our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2020. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value of our debt.

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

Approximately 22%, or $514 million, of our OTC derivative contracts outstanding at June 30, 2021 had a positive fair value. Approximately 47%, or $456 million, of our OTC derivative contracts outstanding at December 31, 2020 had a positive fair value.

As of June 30, 2021, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended June 30, 2021, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material updates to the matters previously disclosed in Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2020, or the matters previously disclosed in Part II, Item 1 , "Legal Proceedings" of our subsequently filed Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2021.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01*
Membership Interest Purchase Agreement, dated May 5, 2021, among Alta Resources Development, LLC, a Delaware limited liability company, Alta Marcellus Development, LLC, a Delaware limited liability company, ARD Operating, LLC, a Delaware limited liability company, EQT Acquisition HoldCo LLC, a Delaware limited liability company, and EQT Corporation.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on May 7, 2021.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01(a)	Twelfth Supplemental Indenture, dated May 17, 2021, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.125% Senior Notes due 2026 were issued.	Incorporated by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on May 18, 2021.
4.01(b)	Thirteenth Supplemental Indenture, dated May 17, 2021, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.625% Senior Notes due 2031 were issued.	Incorporated by reference to Exhibit 4.4 to Form 8-K (#001-3551) filed on May 18, 2021.
10.01	Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated April 23, 2021, among EQT Corporation, PNC Bank, National Association, as administrative agent, and each lender party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 26, 2021.
10.02*
Purchase Agreement, dated May 10, 2021, among EQT Corporation and BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 14, 2021.
10.03	Registration Rights Agreement, dated July 21, 2021, among EQT Corporation and certain security holders thereof parties thereto, and Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on July 22, 2021.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQT Corporation agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  July 29, 2021