Form 10-Q
period 2021-09-30
EQT Corp
filed 2021-10-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

As of October 22, 2021, 377,948,658 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,784,050	$598,992	$3,992,905	$1,812,965
Loss on derivatives not designated as hedges	(3,257,237)	(427,182)	(4,791,582)	(11,320)
Net marketing services and other	8,349	317	23,646	4,613
Total operating revenues	(1,464,838)	172,127	(775,031)	1,806,258
Operating expenses:
Transportation and processing	494,897	427,691	1,404,697	1,273,161
Production	57,823	39,670	152,599	118,379
Exploration	20,495	3,160	23,223	4,959
Selling, general and administrative	49,113	51,654	143,972	129,933
Depreciation and depletion	442,876	341,027	1,200,280	1,021,649
Amortization of intangible assets	—	7,478	—	22,433
(Gain) loss on sale/exchange of long-lived assets	(391)	4,662	(18,414)	102,721
Impairment and expiration of leases	41,109	50,449	83,500	145,496
Other operating expenses	38,766	6,531	53,434	11,276
Total operating expenses	1,144,688	932,322	3,043,291	2,830,007
Operating loss	(2,609,526)	(760,195)	(3,818,322)	(1,023,749)
Gain on Equitrans Share Exchange (see Note 8)	—	—	—	(187,223)
(Income) loss from investments	(43,184)	(3,801)	(66,861)	303,844
Dividend and other income	(4,260)	(2,900)	(11,329)	(31,204)
Loss on debt extinguishment	—	3,749	9,756	20,712
Interest expense	80,349	69,154	232,434	196,914
Loss before income taxes	(2,642,431)	(826,397)	(3,982,322)	(1,326,792)
Income tax benefit	(662,915)	(225,757)	(1,025,255)	(295,938)
Net loss	(1,979,516)	(600,640)	(2,957,067)	(1,030,854)
Less: Net income attributable to noncontrolling interest	601	—	25	—
Net loss attributable to EQT Corporation	$(1,980,117)	$(600,640)	$(2,957,092)	$(1,030,854)

Loss per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	356,792	255,589	304,961	255,516
Net loss	$(5.55)	$(2.35)	$(9.70)	$(4.03)
Diluted:
Weighted average common stock outstanding	356,792	255,589	304,961	255,516
Net loss	$(5.55)	$(2.35)	$(9.70)	$(4.03)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands)
Net loss	$(1,979,516)	$(600,640)	$(2,957,067)	$(1,030,854)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $70, $23, $124 and $71	37	72	198	156
Comprehensive loss	(1,979,479)	(600,568)	(2,956,869)	(1,030,698)
Less: Comprehensive income attributable to noncontrolling interests	601	—	25	—
Comprehensive loss attributable to EQT Corporation	$(1,980,080)	$(600,568)	$(2,956,894)	$(1,030,698)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,792	$18,210
Accounts receivable (less provision for doubtful accounts: $783 and $6,239)	1,132,364	566,552
Derivative instruments, at fair value	1,428,073	527,073
Prepaid expenses and other	757,670	103,615
Total current assets	3,340,899	1,215,450

Property, plant and equipment	25,890,930	21,995,249
Less: Accumulated depreciation and depletion	7,109,820	5,940,984
Net property, plant and equipment	18,781,110	16,054,265

Contract asset	410,000	410,000
Other assets	479,711	433,754
Total assets	$23,011,720	$18,113,469

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$12,441	$154,161
Accounts payable	1,183,194	705,461
Derivative instruments, at fair value	5,715,608	600,877
Other current liabilities	317,110	301,911
Total current liabilities	7,228,353	1,762,410

Credit facility borrowings	704,000	300,000
Senior notes	5,377,439	4,371,467
Note payable to EQM Midstream Partners, LP	95,728	99,838
Deferred income taxes	347,392	1,371,967
Other liabilities and credits	999,083	945,057
Total liabilities	14,751,995	8,850,739

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 378,793 and 280,003	10,180,652	8,241,684
Treasury stock, shares at cost: 1,041 and 1,658	(18,202)	(29,348)
Retained earnings	(1,908,833)	1,048,259
Accumulated other comprehensive loss	(5,157)	(5,355)
Total common shareholders' equity	8,248,460	9,255,240
Noncontrolling interests in consolidated subsidiaries	11,265	7,490
Total equity	8,259,725	9,262,730
Total liabilities and equity	$23,011,720	$18,113,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(Thousands)
Cash flows from operating activities:
Net loss	$(2,957,067)	$(1,030,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(1,024,699)	(182,244)
Depreciation and depletion	1,200,280	1,021,649
Amortization of intangible assets	—	22,433
Gain/loss on sale/exchange of long-lived assets and impairment and expiration of leases	65,086	248,217
Gain on Equitrans Share Exchange	—	(187,223)
(Income) loss from investments	(66,861)	303,844
Loss on debt extinguishment	9,756	20,712
Share-based compensation expense	20,822	15,226
Amortization, accretion and other	32,095	25,236
Loss on derivatives not designated as hedges	4,791,582	11,320
Cash settlements (paid) received on derivatives not designated as hedges	(729,445)	813,218
Net premiums paid on derivative instruments	(53,429)	(53,473)
Changes in other assets and liabilities:
Accounts receivable	(404,442)	139,713
Accounts payable	276,509	(62,853)
Income tax receivable and payable	(27,055)	248,101
Other current assets	(642,554)	(140,466)
Other items, net	924	(80,979)
Net cash provided by operating activities	491,502	1,131,577
Cash flows from investing activities:
Capital expenditures	(706,938)	(788,384)
Cash paid for acquisitions, net of cash acquired	(1,021,510)	—
Proceeds from sale of assets	—	113,236
Cash received for Equitrans Share Exchange	—	52,323
Other investing activities	13,590	117
Net cash used in investing activities	(1,714,858)	(622,708)
Cash flows from financing activities:
Proceeds from credit facility borrowings	6,216,000	1,772,750
Repayment of credit facility borrowings	(5,812,000)	(1,822,250)
Proceeds from issuance of debt	1,000,000	2,250,000
Debt issuance costs and Capped Call Transactions (See Note 6)	(19,713)	(65,102)
Repayment and retirement of debt	(146,005)	(2,609,785)
Premiums paid on debt extinguishment	(9,599)	(17,150)
Contributions from noncontrolling interests	3,750	—
Dividends paid	—	(7,664)
Cash paid for taxes related to net settlement of share-based incentive awards	(3,805)	(596)
Other financing activities	(690)	—
Net cash provided by (used in) financing activities	1,227,938	(499,797)
Net change in cash and cash equivalents	4,582	9,072
Cash and cash equivalents at beginning of period	18,210	4,596
Cash and cash equivalents at end of period	$22,792	$13,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss (a)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity

	(Thousands, except per share amounts)
Balance at July 1, 2020	255,290	$7,889,072	$(30,341)	$1,585,211	$(5,115)	$—	$9,438,827
Comprehensive loss, net of tax:
Net loss				(600,640)			(600,640)
Other postretirement benefits liability adjustment, net of tax expense: $23					72		72
Share-based compensation plans	55	6,556	994				7,550
Balance at September 30, 2020	255,345	$7,895,628	$(29,347)	$984,571	$(5,043)	$—	$8,845,809

Balance at July 1, 2021	278,858	$8,245,752	$(20,084)	$71,284	$(5,194)	$10,664	$8,302,422
Comprehensive loss, net of tax:
Net (loss) income				(1,980,117)		601	(1,979,516)
Other postretirement benefits liability adjustment, net of tax expense: $70					37		37
Share-based compensation plans	105	9,495	1,882				11,377
Alta Acquisition (See Note 10)	98,789	1,925,405					1,925,405
Balance at September 30, 2021	377,752	$10,180,652	$(18,202)	$(1,908,833)	$(5,157)	$11,265	$8,259,725

Common shares authorized: 640,000. Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax, which are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss (a)	Noncontrolling Interests in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings			Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2020	255,171	$7,818,205	$(32,507)	$2,023,089	$(5,199)	$—	$9,803,588
Comprehensive loss, net of tax:
Net loss				(1,030,854)			(1,030,854)
Other postretirement benefits liability adjustment, net of tax expense: $71					156		156
Dividends ($0.03 per share)				(7,664)			(7,664)
Share-based compensation plans	174	13,778	3,160				16,938
Equity component of convertible senior notes (See Note 6)		63,645					63,645
Balance at September 30, 2020	255,345	$7,895,628	$(29,347)	$984,571	$(5,043)	$—	$8,845,809

Balance at January 1, 2021	278,345	$8,241,684	$(29,348)	$1,048,259	$(5,355)	$7,490	$9,262,730
Comprehensive loss, net of tax:
Net (loss) income				(2,957,092)		25	(2,957,067)
Other postretirement benefits liability adjustment, net of tax expense: $124					198		198
Share-based compensation plans	618	13,563	11,146				24,709
Contributions from noncontrolling interests						3,750	3,750
Alta Acquisition (See Note 10)	98,789	1,925,405					1,925,405
Balance at September 30, 2021	377,752	$10,180,652	$(18,202)	$(1,908,833)	$(5,157)	$11,265	$8,259,725

Common shares authorized: 640,000. Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2021 and December 31, 2020, the results of its operations and equity for the three and nine month periods ended September 30, 2021 and 2020 and its cash flows for the nine month periods ended September 30, 2021 and 2020. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information. The following table summarizes net cash paid (received) for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Nine Months Ended September 30,
	2021	2020

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$220,430	$145,366
Income taxes, net	22,263	(402,044)
Non-cash activity during the period for:
Increase in right-of-use assets and lease liabilities	$1,091	$3,130
Increase in asset retirement costs and obligations	2,709	9,674
Capitalization of non-cash equity share-based compensation	3,728	2,350
Equity issued as consideration for the Alta Acquisition (See Note 10)	1,925,405	—

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $851.2 million and $394.1 million in accounts receivable in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$1,605,581	$556,950	$3,572,046	$1,698,396
NGLs sales	152,046	38,380	354,664	102,897
Oil sales	26,423	3,662	66,195	11,672
Total revenues from contracts with customers	$1,784,050	$598,992	$3,992,905	$1,812,965

Other sources of revenue:
Loss on derivatives not designated as hedges	(3,257,237)	(427,182)	(4,791,582)	(11,320)
Net marketing services and other	8,349	317	23,646	4,613
Total operating revenues	$(1,464,838)	$172,127	$(775,031)	$1,806,258

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of September 30, 2021. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of September 30, 2021.

	2021 (a)	2022	2023	Total

	(Thousands)
Natural gas sales	$41,746	$8,158	$6,794	$56,698
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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,554 Bcf of natural gas and 5,146 Mbbl of NGLs as of September 30, 2021 and 1,955 Bcf of natural gas and 3,462 Mbbl of NGLs as of December 31, 2020. The open positions at September 30, 2021 and December 31, 2020 had maturities extending through December 2027 and December 2024, respectively.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's) or S&P Global Ratings (S&P) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's or S&P is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch Ratings Service (Fitch). Anything below these ratings is considered non-investment grade. As of September 30, 2021, the Company's senior notes were rated "Ba1" by Moody's and "BB+" by S&P.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $1,242.7 million and $137.7 million, respectively, for which the Company deposited and recorded current assets of $332.0 million and $21.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both September 30, 2021 and December 31, 2020, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2021 and December 31, 2020, the Company recorded $381.4 million and $61.5 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
September 30, 2021
Asset derivative instruments, at fair value	$1,428,073	$(1,313,856)	$—	$114,217
Liability derivative instruments, at fair value	5,715,608	(1,313,856)	(713,432)	3,688,320

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$(328,809)	$—	$198,264
Liability derivative instruments, at fair value	600,877	(328,809)	(82,552)	189,516

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

Exchange traded commodity swaps have Level 1 inputs. The fair value of the commodity swaps with Level 2 inputs is based on standard industry income approach models that use significant observable inputs, including, but not limited to, NYMEX natural gas forward curves, LIBOR-based discount rates, basis forward curves and NGLs forward curves. The Company's collars and options are valued using standard industry income approach option models. The significant observable inputs used by the option pricing models include NYMEX forward curves, natural gas volatilities and LIBOR-based discount rates.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
September 30, 2021
Asset derivative instruments, at fair value	$1,428,073	$216,702	$1,211,371	$—
Liability derivative instruments, at fair value	5,715,608	460,180	5,255,428	—

December 31, 2020
Asset derivative instruments, at fair value	$527,073	$70,603	$456,470	$—
Liability derivative instruments, at fair value	600,877	93,361	507,516	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2021 and December 31, 2020, the Company's senior notes had a fair value of approximately $6.4 billion and $5.2 billion, respectively, and a carrying value of approximately $5.4 billion and $4.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of September 30, 2021 and December 31, 2020, the Company's note payable to EQM had a fair value of approximately $120 million and $130 million, respectively, and a carrying value of approximately $101 million and $105 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Equitrans Share Exchange (defined in Note 8), Note 9 for a discussion of the fair value measurement of the 2020 Asset Exchange Transactions and 2020 Divestiture (each defined in Note 9) and Note 10 for a discussion of the fair value measurement of the Alta Acquisition (defined in Note 10). See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the fair value of assets related to the impairment and expiration of leases.

5.    Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2021.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company recorded income tax benefit at an effective tax rate of 25.7% and 22.3% for the nine months ended September 30, 2021 and 2020, respectively. The Company's effective tax rate for the nine months ended September 30, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits and West Virginia tax legislation enacted on April 13, 2021 that changed the way taxable income is apportioned to West Virginia for tax years beginning on or after January 1, 2022. The Company's effective tax rate for the nine months ended September 30, 2020 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances that limit certain state tax benefits, and the benefit related to the settlement of the Company's 2010, 2011 and 2012 audit with the Internal Revenue Service (IRS). These items were partly offset by valuation allowances provided against federal and state deferred tax assets for the additional unrealized losses on the Company's investment in Equitrans Midstream incurred through September 30, 2020 that, if such investment is sold, would become capital losses. The Company believes it is more likely than not that such additional unrealized losses will not be realized for tax purposes.

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

The Company had approximately $553 million and $791 million of letters of credit outstanding under its credit facility as of September 30, 2021 and December 31, 2020, respectively.

Under the Company's credit facility, for the three months ended September 30, 2021 and 2020, the maximum amounts of outstanding borrowings were $1,652 million and $399 million, respectively, the average daily balances were approximately $813 million and $149 million, respectively, and interest was incurred at weighted average annual interest rates of 1.9% and 2.2%, respectively. Under the Company's credit facility, for the nine months ended September 30, 2021 and 2020, the maximum amounts of outstanding borrowings were $1,652 million and $399 million, respectively, the average daily balances were approximately $525 million and $90 million, respectively, and interest was incurred at weighted average annual interest rates of 2.0% and 2.5%, respectively.

Term loan facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. On June 30, 2020, the Company used proceeds from the offering of its Convertible Notes (see below), cash from its income tax refunds and proceeds from the 2020 Divestiture (see Note 9) to fully repay its term loan facility. Under the Company's term loan facility, for the period beginning January 1, 2020 and ending June 30, 2020, the average daily balance was approximately $692 million and interest was incurred at a weighted average annual interest rate of 2.6%.

3.125% senior notes and 3.625% senior notes. On May 17, 2021, the Company issued $500 million aggregate principal amount of 3.125% senior notes due May 15, 2026 and $500 million aggregate principal amount of 3.625% senior notes due May 15, 2031. After deducting offering costs of $15.6 million, net proceeds from the sale of the notes of $984.4 million were used to partly fund the Alta Acquisition (defined and described in Note 10). The covenants of the 3.125% senior notes and 3.625% senior notes are consistent with the Company's existing senior unsecured notes. Similar to the Company's 5.00% senior notes due January 2029 issued in November 2020, the 3.125% senior notes and 3.625% senior notes include an offer to repurchase provision applicable upon the occurrence of certain change of control events specified in the applicable indentures.

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

Upon conversion of the Convertible Notes, the Company may satisfy its conversion obligation by paying and/or delivering at the Company's election, in the manner and subject to the terms and conditions provided in the Convertible Notes indenture, cash, shares of EQT common stock or a combination thereof.

Pursuant to the terms of the Convertible Notes indenture, the Sale Price Condition for conversion of the Convertible Notes was satisfied as of June 30, 2021, and, accordingly, holders of Convertible Notes were permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on July 1, 2021 and ending on September 30, 2021, subject to all terms and conditions set forth in the Convertible Notes indenture. During the three months ended September 30, 2021, holders of the Convertible Notes exercised their conversion right with respect to $9 thousand in aggregate principal amount of the Convertible Notes. The Company elected to settle all such conversions by issuing to the converting holders of the Convertible Notes 599 shares of EQT common stock in the aggregate at an average conversion price of $19.64.

The Sale Price Condition for conversion of the Convertible Notes was not satisfied as of September 30, 2021, and, accordingly, holders of the Convertible Notes cannot convert any of their Convertible Notes during the fourth quarter of 2021. Therefore, as of September 30, 2021, the net carrying value of the liability portion of the Convertible Notes was included in senior notes on the Condensed Consolidated Balance Sheet.

Upon conversion of the remaining outstanding Convertible Notes, the Company intends to use a combined settlement approach to satisfy its obligation by paying or delivering to holders of the Convertible Notes cash equal to the principal amount of the obligation and EQT common stock for amounts that exceed the principal amount of the obligation.

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

The table below summarizes the net carrying amount of the Convertible Notes, including the unamortized debt discount and debt issuance costs.

	September 30, 2021	December 31, 2020

	(Thousands)
Principal	$499,991	$500,000
Less: Unamortized debt discount	113,960	129,103
Less: Unamortized debt issuance costs	10,188	11,263
Net carrying value of Convertible Notes	$375,843	$359,634

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the components of interest expense related to the Convertible Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands)
Contractual interest expense	$2,188	$2,188	$6,563	$3,695
Amortization of debt discount	5,143	4,767	15,141	7,998
Amortization of issuance costs	374	315	1,075	524
Total Convertible Notes interest expense	$7,705	$7,270	$22,779	$12,217

Based on the closing stock price of EQT common stock of $20.46 on September 30, 2021 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $182 million.

7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three and nine months ended September 30, 2021 and 2020, all such securities were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS. Such securities for the three and nine months ended September 30, 2021 were 7,506,075 and 7,642,451, respectively, and such securities for the three and nine months ended September 30, 2020 were 6,671,532 and 6,715,083, respectively.

As discussed in Note 6, the Company issued the Convertible Notes during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for all periods presented, the conversion premium of approximately 6.7 million shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

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

The Consolidated GGA provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company to EQM during the period beginning on the first day of the quarter in which the MVP is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of September 30, 2021 and December 31, 2020, the derivative liability related to the Henry Hub Cash Bonus was approximately $109 million and $107 million, respectively. In addition, the Consolidated GGA provides a cash payment option that grants the Company the right to receive payments from EQM in the event that the MVP in-service date has not occurred prior to January 1, 2022.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Asset Exchange Transactions and Divestiture

2020 Asset Exchange Transactions. During the nine months ended September 30, 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 14,600 aggregate net revenue interest acres across Greene, Allegheny, Westmoreland and Washington Counties, Pennsylvania; Wetzel and Marshall Counties, West Virginia; and Belmont County, Ohio for approximately 14,600 aggregate net revenue interest acres across Greene and Washington Counties, Pennsylvania; Wetzel County, West Virginia; and Belmont County, Ohio. As a result of the 2020 Asset Exchange Transactions, the Company recognized a loss of $11.6 million and $67.2 million in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations for the three and nine months ended September 30, 2020, respectively. The fair value of leases acquired was based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included market-based prices for comparable acreage.

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

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that is recorded at fair value in the Condensed Consolidated Balance Sheets. The Contingent Consideration had a fair value of approximately $12.9 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company received cash from the Contingent Consideration of $5.6 million. Changes in fair value are recorded in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

As a result of the 2020 Divestiture, the Company recognized a net loss of $36.8 million, including the impact of the change in fair value of the Contingent Consideration, in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations during the nine months ended September 30, 2020.

10.    Acquisitions

Reliance Asset Acquisition

On April 1, 2021, the Company closed on the acquisition of certain oil and gas assets (the Reliance Asset Acquisition) from Reliance Marcellus, LLC (Reliance), pursuant to the Company's exercise of a preferential purchase right that was triggered by Northern Oil and Gas, Inc.'s acquisition of Reliance's Marcellus assets. The total purchase price for the acquisition was approximately $69 million, and the assets acquired consisted of approximately 40 MMcfe per day of current production and 4,100 net acres located in southwest Pennsylvania. The Reliance Asset Acquisition was accounted for as an asset acquisition and, as such, its proceeds were allocated to property, plant and equipment.

Alta Acquisition

On July 21, 2021, the Company completed its previously announced acquisition (the Alta Acquisition) of Alta Marcellus Development, LLC and ARD Operating, LLC and subsidiaries (together, the Alta Target Entities), pursuant to that certain Membership Interest Purchase Agreement, dated May 5, 2021 (the Alta Purchase Agreement), by and among the Company, EQT Acquisition HoldCo LLC (a wholly-owned indirect subsidiary of the Company), Alta Resources Development, LLC (Alta Resources) and the Alta Target Entities. The Alta Target Entities collectively held all of Alta Resources' upstream and midstream assets and liabilities. The purchase price for the Alta Acquisition consisted of approximately $1.0 billion in cash and 98,789,388 shares of EQT common stock, as adjusted pursuant to customary closing purchase price adjustments set forth in the Alta Purchase Agreement. The Alta Purchase Agreement has an effective date of January 1, 2021.

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

Certain of the acquired midstream gathering systems are not wholly-owned but are operated by the Company pursuant to a construction, ownership and operation agreement, through which the Company is entitled to its pro rata share of revenues, expenses, assets and liabilities.

Allocation of Purchase Price. The Alta Acquisition has been accounted for as a business combination using the acquisition method. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of July 21, 2021. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets and liabilities assumed will be revised, if necessary.

Preliminary Purchase Price Allocation
(Thousands)
Consideration:
Equity	$1,925,405
Cash	1,000,000
Total consideration	$2,925,405

Fair value of assets acquired:
Cash and cash equivalents	$43,199
Accounts receivable, net	165,048
Property, plant and equipment	3,139,781
Other assets	6,309
Amount attributable to assets acquired	$3,354,337

Fair value of liabilities assumed:
Accounts payable	$131,214
Derivative instruments, at fair value	169,744
Other current liabilities	13,359
Other liabilities and credits	114,615
Amount attributable to liabilities assumed	$428,932

The fair value of the acquired natural gas and oil properties was measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital. The fair value of the acquired undeveloped properties were primarily measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include timing and amount of future development from a market participant perspective.

The fair value of the acquired midstream gathering systems was measured primarily using the cost approach based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include replacement costs for similar assets, relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets.

See Note 4 for a description of the fair value hierarchy.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Post-Acquisition Operating Results. The Alta Target Entities contributed the following to the Company's consolidated results for the period from July 21, 2021 through September 30, 2021.

(Thousands)
Sales of natural gas, NGLs and oil	$251,129
Loss on derivatives not designated as hedges	(293,840)
Net marketing services and other	2,525
Total operating revenues	$(40,186)

Net loss	$(129,779)

Unaudited Pro Forma Information. The table below summarizes the Company's results as though the Alta Acquisition had been completed on January 1, 2020. Certain of Alta Resources' historical amounts were reclassified to conform to the Company's financial presentation of operations. The following unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the Alta Acquisition occurred on January 1, 2020 nor are they necessarily indicative of future consolidated results of operations.

	Nine Months Ended September 30,
	2021	2020

	(Thousands, except per share amounts)
Pro forma sales of natural gas, NGLs and oil	$4,437,755	$2,122,092
Pro forma loss on derivatives not designated as hedges	(4,918,616)	(20,762)
Pro forma net marketing services and other	28,452	11,095
Pro forma total operating revenues	$(452,409)	$2,112,425

Pro forma net loss	$(2,950,427)	$(1,090,841)
Pro forma net income attributable to noncontrolling interests	25	—
Pro forma net loss attributable to EQT	$(2,950,452)	$(1,090,841)

Pro forma loss per share (basic)	$(9.67)	$(4.27)
Pro forma loss per share (diluted)	$(9.67)	$(4.27)

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs (including availability of capital to complete these plans and programs); total resource potential and drilling inventory duration; projected production and sales volume and growth rates (including liquids production and sales volume and growth rates); natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and ESG initiatives, and achieve the anticipated results of such initiatives; projected reductions of our gathering and compression rates resulting from our consolidated gas gathering and compression agreement with Equitrans Midstream Corporation (Equitrans Midstream), and the anticipated cost savings and other strategic benefits associated with the execution of such agreement; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions, including our acquisition of certain upstream and midstream assets from Alta Resources Development, LLC; the timing and structure of any dispositions of our remaining retained shares of Equitrans Midstream's common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; projected dividends, if any; projected cash flows and free cash flow; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss attributable to EQT Corporation for the three months ended September 30, 2021 was $1,980.1 million, $5.55 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2020 of $600.6 million, $2.35 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges, increased depreciation and depletion, increased transportation and processing expense and increased other operating expenses, partly offset by increased sales of natural gas, NGLs and oil, higher income tax benefit and higher income from investments.

Net loss attributable to EQT Corporation for the nine months ended September 30, 2021 was $2,957.1 million, $9.70 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2020 of $1,030.9 million, $4.03 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges, the gain on Equitrans Share Exchange (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements) recognized in the first quarter of 2020, increased depreciation and depletion, increased transportation and processing expense and increased other operating expenses, partly offset by increased sales of natural gas, NGLs and oil, higher income tax benefit, the income from investments, the gain on sale of long-lived assets and decreased impairment and expiration of leases.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	464,574	348,136	1,249,140	1,043,126
NYMEX price ($/MMBtu)	$4.02	$1.97	$3.23	$1.88
Btu uplift	0.19	0.11	0.17	0.10
Natural gas price ($/Mcf)	$4.21	$2.08	$3.40	$1.98

Basis ($/Mcf) (a)	$(0.76)	$(0.48)	$(0.54)	$(0.35)
Cash settled basis swaps not designated as hedges ($/Mcf)	(0.05)	0.01	(0.05)	0.01
Average differential, including cash settled basis swaps ($/Mcf)	$(0.81)	$(0.47)	$(0.59)	$(0.34)
Average adjusted price ($/Mcf)	$3.40	$1.61	$2.81	$1.64
Cash settled derivatives not designated as hedges ($/Mcf)	(1.20)	0.72	(0.49)	0.77
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.20	$2.33	$2.32	$2.41
Natural gas sales, including cash settled derivatives	$1,021,529	$811,122	$2,891,452	$2,513,128

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	16,504	10,661	47,262	32,053
Sales volume (Mbbl)	2,751	1,777	7,877	5,342
Price ($/Bbl)	$49.39	$19.83	$40.67	$17.33
Cash settled derivatives not designated as hedges ($/Bbl)	(16.35)	—	(9.82)	(0.17)
Average price, including cash settled derivatives ($/Bbl)	$33.04	$19.83	$30.85	$17.16
NGLs sales	$90,877	$35,227	$243,057	$91,648
Ethane:
Sales volume (MMcfe) (b)	10,546	6,442	26,936	18,540
Sales volume (Mbbl)	1,758	1,074	4,490	3,090
Price ($/Bbl)	$9.22	$2.94	$7.64	$3.35
Ethane sales	$16,202	$3,153	$34,296	$10,339
Oil:
Sales volume (MMcfe) (b)	3,389	899	7,460	3,136
Sales volume (Mbbl)	565	150	1,243	523
Price ($/Bbl)	$46.79	$24.43	$53.24	$22.32
Oil sales	$26,423	$3,662	$66,195	$11,672

Total liquids sales volume (MMcfe) (b)	30,439	18,002	81,658	53,729
Total liquids sales volume (Mbbl)	5,074	3,001	13,610	8,955
Total liquids sales	$133,502	$42,042	$343,548	$113,659

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,155,031	$853,164	$3,235,000	$2,626,787
Total sales volume (MMcfe)	495,013	366,138	1,330,798	1,096,855
Average realized price ($/Mcfe)	$2.33	$2.33	$2.43	$2.39

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures Reconciliation
The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, with total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to in this report as total natural gas and liquids sales, including cash settled derivatives) is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues excludes the revenue impacts of changes in the fair value of derivative instruments prior to settlement and net marketing services and other. We use adjusted operating revenues to evaluate earnings trends because, as a result of the measure's exclusion of the often-volatile changes in the fair value of derivative instruments prior to settlement, the measure reflects only the impact of settled derivative contracts. Net marketing services and other consists of the costs of, and recoveries on, pipeline capacity releases, revenues for gathering services provided to third parties and other revenues. Because we consider net marketing services and other to be unrelated to our natural gas and liquids production activities, adjusted operating revenues excludes net marketing services and other. We believe that adjusted operating revenues provides useful information to investors for evaluating period-to-period comparisons of earnings trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Thousands, unless otherwise noted)
Total operating revenues	$(1,464,838)	$172,127	$(775,031)	$1,806,258
Add (deduct):
Loss on derivatives not designated as hedges	3,257,237	427,182	4,791,582	11,320
Net cash settlements (paid) received on derivatives not designated as hedges	(619,864)	252,089	(729,445)	813,218
Premiums (paid) received for derivatives that settled during the period	(9,155)	2,083	(28,460)	604
Net marketing services and other	(8,349)	(317)	(23,646)	(4,613)
Adjusted operating revenues, a non-GAAP financial measure	$1,155,031	$853,164	$3,235,000	$2,626,787

Total sales volume (MMcfe)	495,013	366,138	1,330,798	1,096,855
Average realized price ($/Mcfe)	$2.33	$2.33	$2.43	$2.39
Sales Volume and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	%	2021	2020	%

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus (a)	449,650	318,740	41.1	1,198,707	958,243	25.1
Ohio Utica	41,226	46,523	(11.4)	125,189	134,728	(7.1)
Other	4,137	875	372.8	6,902	3,884	77.7
Total sales volume (b)	495,013	366,138	35.2	1,330,798	1,096,855	21.3

Average daily sales volume (MMcfe/d)	5,381	3,980	35.2	4,875	4,003	21.8

Operating revenues:
Sales of natural gas, NGLs and oil	$1,784,050	$598,992	197.8	$3,992,905	$1,812,965	120.2
Loss on derivatives not designated as hedges	(3,257,237)	(427,182)	662.5	(4,791,582)	(11,320)	42,228.5
Net marketing services and other	8,349	317	2,533.8	23,646	4,613	412.6
Total operating revenues	$(1,464,838)	$172,127	(951.0)	$(775,031)	$1,806,258	(142.9)
(a)Includes Upper Devonian wells.
(b)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended September 30, 2021 compared to the same period in 2020 due to increased sales volume. Average realized price for the three months ended September 30, 2021 compared to the same period in 2020 remained consistent due to higher NYMEX prices and higher liquids prices, offset by lower cash settled derivatives and unfavorable differential. For the three months ended September 30, 2021 and 2020, we paid $619.9 million and received $252.1 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases of 74 Bcfe from the assets acquired in the Alta Acquisition (defined and discussed in Note 10 to the Condensed Consolidated Financial Statements), sales volume increases of 34 Bcfe from the assets acquired in the Chevron Acquisition (defined below) and prior period sales volume decreases of 15 Bcfe from the 2020 Strategic Production Curtailments (defined below).

The Chevron Acquisition refers to our acquisition of upstream assets from Chevron U.S.A. Inc. in the fourth quarter of 2020.

The 2020 Strategic Production Curtailments refers to our strategic decisions to temporarily curtail 2020 production. In May 2020, we temporarily curtailed approximately 1.4 Bcf per day of gross production, equivalent to approximately 1.0 Bcf per day of net production. In July 2020, we began a moderated approach to bring back on-line the curtailed production. In September 2020, we curtailed approximately 0.6 Bcf per day of gross production, equivalent to approximately 0.4 Bcf per day of net production. In October 2020, we began a phased approach to bring back on-line the curtailed production, which was completed in November 2020.

Loss on derivatives not designated as hedges. For the three months ended September 30, 2021 and 2020, we recognized a loss on derivatives not designated as hedges of $3,257.2 million and $427.2 million, respectively. The losses were related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to the liquids uplift realized on gas purchased at the wellhead from other operators and third-party gathering revenues recognized on the midstream assets acquired in the Alta Acquisition.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to increased sales volume and a higher average realized price. Average realized price increased due to higher NYMEX prices and higher liquids prices, partly offset by lower cash settled derivatives and unfavorable differential. For the nine months ended September 30, 2021 and 2020, we paid $729.4 million and received $813.2 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases of 101 Bcfe from the assets acquired in the Chevron Acquisition, sales volume increases of 74 Bcfe from the assets acquired in the Alta Acquisition and prior period sales volume decreases of 51 Bcfe from the 2020 Strategic Production Curtailments.

Loss on derivatives not designated as hedges. For the nine months ended September 30, 2021 and 2020, we recognized a loss on derivatives not designated as hedges of $4,791.6 million and $11.3 million, respectively. The losses were related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to the liquids uplift realized on gas purchased at the wellhead from other operators and third-party gathering revenues recognized on the midstream assets acquired in the Alta Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

The following table presents information on our production-related operating expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	%	2021	2020	%

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$316,612	$274,196	15.5	$883,378	$788,012	12.1
Transmission	129,402	120,681	7.2	384,509	387,358	(0.7)
Processing	48,883	32,814	49.0	136,810	97,791	39.9
Lease operating expenses (LOE), excluding production taxes	32,141	28,758	11.8	84,707	82,675	2.5
Production taxes	25,682	10,912	135.4	67,892	35,704	90.2
Exploration	20,495	3,160	548.6	23,223	4,959	368.3
Selling, general and administrative	49,113	51,654	(4.9)	143,972	129,933	10.8

Production depletion	$437,367	$336,672	29.9	$1,187,188	$1,007,654	17.8
Other depreciation and depletion	5,509	4,355	26.5	13,092	13,995	(6.5)
Total depreciation and depletion	$442,876	$341,027	29.9	$1,200,280	$1,021,649	17.5

Per Unit ($/Mcfe):
Gathering	$0.64	$0.75	(14.7)	$0.66	$0.72	(8.3)
Transmission	0.26	0.33	(21.2)	0.29	0.35	(17.1)
Processing	0.10	0.09	11.1	0.10	0.09	11.1
LOE, excluding production taxes	0.06	0.08	(25.0)	0.06	0.08	(25.0)
Production taxes	0.05	0.03	66.7	0.05	0.03	66.7
Exploration	0.04	0.01	300.0	0.02	—	—
Selling, general and administrative	0.10	0.14	(28.6)	0.11	0.12	(8.3)
Production depletion	0.88	0.92	(4.3)	0.89	0.92	(3.3)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Gathering. Gathering expense increased on an absolute basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to increased sales volume from the assets acquired in the Alta Acquisition and Chevron Acquisition. Gathering expense decreased on a per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to a lower gathering rate structure on the assets acquired in the Alta Acquisition and Chevron Acquisition.

Transmission. Transmission expense increased on an absolute basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to additional capacity acquired as part of the Alta Acquisition and fewer capacity releases on the Tennessee Gas Pipeline. Transmission expense decreased on a per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, some of which, particularly sales volume from assets acquired in the Alta Acquisition and Chevron Acquisition, has lower transmission expense on a per Mcfe basis as compared to our historical transmission portfolio.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due to increased liquid sales volume due primarily to increased development of liquids-rich areas and increased processed volume from assets acquired in the Chevron Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to increased West Virginia severance taxes as a result of increased production from the Chevron Acquisition and higher prices as well as increased Pennsylvania impact fees as a result of higher prices and additional wells acquired in the Alta Acquisition and Chevron Acquisition.

Exploration. Exploration increased on an absolute and per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due primarily to our purchase of seismic data following the completion of the Alta Acquisition.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the three months ended September 30, 2021 compared to the same period in 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the three months ended September 30, 2021 compared to the same period in 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2020 was $7.5 million. Our intangible assets were fully amortized in the fourth quarter of 2020.

(Gain) loss on sale/exchange of long-lived assets. During the three months ended September 30, 2021, we recognized a gain on sale/exchange of long-lived assets of $0.4 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements). During the three months ended September 30, 2020, we recognized a loss on sale/exchange of long-lived assets of $4.7 million related primarily to the 2020 Asset Exchange Transactions (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), partly offset by changes in the fair value of the Contingent Consideration from the 2020 Divestiture. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the three months ended September 30, 2021 was $41.1 million compared to $50.4 million for the same period in 2020. The decrease was driven by higher lease expirations in 2020 due to changes in market conditions.

Other operating expenses. Other operating expenses for the three months ended September 30, 2021 of $38.8 million were attributable primarily to transaction costs associated with the Alta Acquisition. Other operating expenses for the three months ended September 30, 2020 of $6.5 million were attributable primarily to changes in legal reserves, including settlements and reorganization costs.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Gathering. Gathering expense increased on an absolute basis for the nine months ended September 30, 2021 compared to the same period in 2020 due to increased sales volume. Gathering expense decreased on a per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, which resulted in our utilization of lower overrun rates as part of the Consolidated GGA (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements), and a lower gathering rate structure on the assets acquired in the Chevron Acquisition and Alta Acquisition.

Transmission. Transmission expense decreased on an absolute basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to released capacity on, and credits received from, the Texas Eastern Transmission Pipeline in 2020 and released capacity on the Tennessee Gas Pipeline, partly offset by additional capacity acquired as part of the Alta Acquisition. Transmission expense decreased on a per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to increased sales volume, some of which, particularly volume from the Chevron Acquisition and Alta Acquisition, has lower transmission expense on a per Mcfe basis as compared to our historical transmission portfolio.

Processing. Processing expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due to increased liquid sales volume due primarily to increased development of liquids-rich areas and increased processed volume from the Chevron Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to increased West Virginia severance taxes as a result of increased West Virginia production from the Chevron Acquisition and higher prices as well as increased Pennsylvania impact fees as a result of higher prices and additional wells acquired in the Alta Acquisition and Chevron Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Exploration. Exploration increased on an absolute and per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to our purchase of seismic data following the completion of the Alta Acquisition.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to higher long-term incentive compensation costs due to changes in the fair value of awards as well as higher litigation expense.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the nine months ended September 30, 2021 compared to the same period in 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the nine months ended September 30, 2021 compared to the same period in 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2020 was $22.4 million. Our intangible assets were fully amortized in the fourth quarter of 2020.

(Gain) loss on sale/exchange of long-lived assets. During the nine months ended September 30, 2021, we recognized a gain on sale/exchange of long-lived assets of $18.4 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture. During the nine months ended September 30, 2020, we recognized a loss on sale/exchange of long-lived assets of $102.7 million, of which $67.2 million related to the 2020 Asset Exchange Transactions and $35.5 million related to asset sales, including the 2020 Divestiture. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. Impairment and expiration of leases for the nine months ended September 30, 2021 was $83.5 million compared to $145.5 million for the same period in 2020. The decrease was driven by higher lease expirations in 2020 due to changes in market conditions.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2021 of $53.4 million were attributable primarily to transaction costs associated with the Alta Acquisition and Chevron Acquisition. Other operating expenses for the nine months ended September 30, 2020 of $11.3 million were attributable primarily to changes in legal reserves, including settlements, reorganization and transaction costs.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, we recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 8 to the Condensed Consolidated Financial Statements.

(Income) loss from investments. For the three and nine months ended September 30, 2021, we recognized income on our investment in Equitrans Midstream and income on our investment in a fund that invests in companies developing technology and operating solutions for exploration and production companies. Our investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $10.14 and $8.04 as of September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2020, we recognized income on our investment in Equitrans Midstream due to an increase in Equitrans Midstream's stock price. For the nine months ended September 30, 2020, we recognized a loss on our investment in Equitrans Midstream due to a decrease in Equitrans Midstream's stock price as well as a decrease in the number of shares of Equitrans Midstream's common stock that we owned as a result of the Equitrans Share Exchange.

Dividend and other income. Dividend and other income decreased for the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to lower dividends received from our investment in Equitrans Midstream driven by a decrease in the number of shares of Equitrans Midstream's common stock that we owned as well as a decrease in the dividend amount per share.

Loss on debt extinguishment. During the nine months ended September 30, 2021, we recognized a loss on debt extinguishment of $9.8 million due to fees incurred for a bridge-loan commitment related to the Alta Acquisition and the repayment of our 4.875% senior notes. During the three and nine months ended September 30, 2020, we recognized a loss on debt extinguishment of $3.7 million and $20.7 million, respectively, related to the repayment of our 4.875% senior notes, 2.50% senior notes, floating rate notes and term loan facility. See Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest expense. Interest expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increased interest incurred on new debt, higher borrowings under our credit facility and increased interest due to letters of credit issued throughout 2020. These increases were partly offset by lower interest incurred due to debt repayments throughout 2020 and in the first quarter of 2021. See Note 6 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures and Sales Volume. In 2021, we expect to spend approximately $1,075 million to $1,125 million in total capital expenditures, excluding amounts attributable to noncontrolling interests, which are expected to be funded by operating cash flow and, if required, borrowings under our credit facility. Sales volume in 2021 is expected to be 1,840 Bcfe to 1,870 Bcfe.

Operating Activities. Net cash provided by operating activities was $492 million for the nine months ended September 30, 2021 compared to $1,132 million for the same period in 2020. The decrease was due primarily to the cash settlements paid on derivatives not designated as hedges, unfavorable timing of working capital payments, including increased payments for collateral and margin deposits associated with our over the counter (OTC) derivative instrument contracts and exchange traded natural gas contracts, and income tax refunds received in the prior year, partly offset by higher cash operating revenues.

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

Investing Activities. Net cash used in investing activities was $1,715 million for the nine months ended September 30, 2021 compared to $623 million for the same period in 2020. The increase was due primarily to cash paid for acquisitions in 2021 and proceeds received from the sale of assets and the Equitrans Share Exchange in 2020, partly offset by lower capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Millions)
Reserve development	$242	$176	$609	$634
Land and lease (a)	27	38	81	88
Capitalized overhead	15	15	42	39
Capitalized interest	5	5	13	13
Other production infrastructure	7	11	31	31
Other corporate items	1	3	5	8
Total capital expenditures	297	248	781	813
(Deduct) add back: Non-cash items (b)	(60)	28	(74)	(25)
Total cash capital expenditures	$237	$276	$707	$788

(a)Capital expenditures attributable to noncontrolling interests were $0.7 million and $5.7 million for the three and nine months ended September 30, 2021, respectively.
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities. Net cash provided by financing activities was $1,228 million for the nine months ended September 30, 2021 compared to net cash used in financing activities of $500 million for the same period in 2020. For the nine months ended September 30, 2021, the primary sources of financing cash flows were net proceeds from the issuance of debt and credit facility borrowings, and the primary use of financing cash flows was net repayments of debt. For the nine months ended September 30, 2020, the primary uses of financing cash flows were net repayments of debt and credit facility borrowings, and the primary source of financing cash flows was net proceeds from the issuance of debt.

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

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of October 22, 2021. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Service (S&P)	BB+	Positive
Fitch Ratings Service (Fitch)	BB+	Stable

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our lines of credit, the interest rate on our senior notes with adjustable rates, the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our OTC derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

As of October 22, 2021, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of October 22, 2021, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.8 billion in the aggregate.

During the third quarter of 2021, we amended agreements with six of our largest OTC hedge counterparties to permanently or temporarily reduce or eliminate our margin posting obligations associated with our OTC derivative instruments with such OTC hedge counterparties. The purpose of such amendments was to mitigate the amount of cash collateral that we would otherwise have been required to post based on current NYMEX strip pricing. As of October 22, 2021, our margin balance on our existing hedge portfolio, including both OTC and broker margin balances, was approximately $0.4 billion, compared to approximately $0.5 billion as of June 30, 2021, despite a significant increase in natural gas prices between June 30, 2021 and October 22, 2021. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive income. As of September 30, 2021, we were in compliance with all debt provisions and covenants under our debt agreements.

Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions through 2024 as of October 22, 2021.

	2021 (a)	2022	2023	2024
Swaps:
Volume (MMDth)	314	1,102	166	2
Average Price ($/Dth)	$2.39	$2.59	$2.53	$2.67
Calls – Net Short:
Volume (MMDth)	86	406	77	15
Average Short Strike Price ($/Dth)	$2.92	$2.98	$2.89	$3.11
Puts – Net Long:
Volume (MMDth)	53	183	69	15
Average Long Strike Price ($/Dth)	$2.58	$2.68	$2.40	$2.45
Fixed Price Sales (b):
Volume (MMDth)	17	4	3	—
Average Price ($/Dth)	$2.49	$2.38	$2.38	$—
(a)October 1 through December 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2021 (October 1 through December 31), 2022, 2023 and 2024, we have natural gas sales agreements for approximately 5 MMDth, 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $3.17, $2.84 and $3.21, respectively.

During the third quarter of 2021 and during the period beginning October 1, 2021 and ending October 22, 2021, we purchased $54 million and $18 million, respectively, of winter calls to reposition our 2021 and 2022 hedge portfolio to enable incremental upside participation in rising natural gas prices and to further mitigate potential incremental margin posting requirements. These positions cover approximately 149 MMDth in 2021 and 2022 and have been excluded from the table above. In addition, during the third quarter of 2021, we purchased $3 million of 2022 swaptions. If exercised, these positions will be converted into approximately 37 MMDth of swaps and have been excluded from the table above.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments. Our primary market risk exposure is the volatility of future prices for natural gas and NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations. Prolonged low, or significant, extended declines in, natural gas and NGLs prices could adversely affect, among other things, our development plans, which would decrease the pace of development and the level of our proved reserves. Increases in natural gas and NGLs prices may be accompanied by, or result in, increased well drilling costs, increased production taxes, increased lease operating expenses, increased volatility in seasonal gas price spreads for our storage assets and increased end-user conservation or conversion to alternative fuels. In addition, to the extent we have hedged our production at prices below the current market price, we will not benefit fully from an increase in the price of natural gas, and, depending on our then-current credit ratings and the terms of our hedging contracts, we may be required to post additional margin with our hedging counterparties.

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

A hypothetical decrease of 10% in the market price of natural gas on September 30, 2021 and December 31, 2020 would increase the fair value of our natural gas derivative commodity instruments by approximately $836 million and $501 million, respectively. A hypothetical increase of 10% in the market price of natural gas on September 30, 2021 and December 31, 2020 would decrease the fair value of our natural gas derivative commodity instruments by approximately $838 million and $495 million, respectively. For purposes of this analysis, we applied the 10% change in the market price of natural gas on September 30, 2021 and December 31, 2020 to our natural gas derivative commodity instruments as of September 30, 2021 and December 31, 2020 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the nine months ended September 30, 2021 would have increased interest expense by approximately $5 million.

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

Approximately 19%, or $1,211 million, of our OTC derivative contracts outstanding at September 30, 2021 had a positive fair value. Approximately 47%, or $456 million, of our OTC derivative contracts outstanding at December 31, 2020 had a positive fair value.

As of September 30, 2021, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended September 30, 2021, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2021, we completed the Alta Acquisition and started integrating the acquired assets into our internal controls over financial reporting. We will continue to evaluate and monitor the internal controls over financial reporting and will continue to evaluate the operating effectiveness of related key controls.

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

West Virginia Air Quality Permit Violations, Wetzel County, West Virginia. In mid-March 2021, we discovered that a small subset of eight of our well pads located in Wetzel County, West Virginia (collectively known as the Stone pads) were out of compliance with the air quality permits and/or permit determinations originally obtained for the well pads. It was originally believed that nine of the well pads were out of compliance, but upon further investigation, it was determined that only eight of the well pads were out of compliance. The Stone pads were permitted to utilize a pipeline to transport condensate generated from the associated wells on the pads. Beginning in late 2019, we began storing condensate generated from the associated wells in production tanks located on the Stone pads and trucking the condensate off site, as opposed to utilizing a pipeline for transportation. This change in procedure resulted in higher emissions being generated on site. In April 2021, we self-disclosed this information to the West Virginia Department of Environmental Protection (WVDEP) and took corrective actions to ensure that the Stone pads are in compliance with their requisite permits. On April 21, 2021, the WVDEP requested additional information from us related to this matter, and we responded to their requests on April 30, 2021. On September 22, 2021, we entered into a Consent Order with the WVDEP, pursuant to which we paid a monetary penalty of $549,575 in September 2021 to resolve this matter. The payment of the monetary penalty and the resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Other Legal Proceedings

Hammerhead Gathering Agreement Dispute. EQT Corporation and Equitrans Midstream, through certain of our and their subsidiaries, are parties to a gas gathering agreement (the Hammerhead Gathering Agreement) related to Equitrans Midstream's Hammerhead Gas Gathering System. Pursuant to the terms of the Hammerhead Gathering Agreement, if the "In-Service Date" under the Hammerhead Gathering Agreement did not occur on or before October 1, 2020, EQT may terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System from Equitrans Midstream for an amount equal to 88% of expenses actually incurred and other obligations made or to be incurred by Equitrans Midstream. The "In-Service Date" is defined in the Hammerhead Gathering Agreement as "the later of (i) the first Day of the Month immediately following the date on which Gatherer is first able to provide the Gathering Services to Shipper in accordance with the Hammerhead Gathering Agreement and (ii) the first Day of the Month immediately following the date on which the Interconnect Facilities connecting the Gathering System to the Mountain Valley Pipeline are first able to receive deliveries of the Contract MDQ." Equitrans Midstream claimed the "In-Service Date" commenced on July 22, 2020, despite the Mountain Valley Pipeline not being in service at such time. On September 24, 2020, we initiated an arbitration proceeding against Equitrans Midstream, seeking a declaration that we are entitled to terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System because the "In-Service Date" would not be achieved by October 1, 2020. The deadline for us to provide notice of our election to terminate the Hammerhead Gathering Agreement and purchase the Hammerhead Gas Gathering System was tolled during the arbitration proceeding.

On October 25, 2021, the arbitration panel issued its ruling. The panel found that, while the "In-Service Date" under the Hammerhead Gathering Agreement did not occur on or before October 1, 2020 and has yet to occur, the failure was excused by force majeure. As a result, the arbitration panel found that (i) EQT is not entitled to exercise the early termination right and (ii) EQT does not have any obligation to pay the $6 million monthly reservation fee under the Hammerhead Gathering Agreement until such time as the "In-Service Date" commences. The resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes

In September 2021, we received notices from holders of the Convertible Notes (defined and described in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of $9 thousand aggregate principal thereof (the Converted Notes). On September 15, 2021, we settled the conversion of the Convertible Notes with a principal amount of $5 thousand by issuing to the converting holders of the Convertible Notes 333 shares of EQT common stock with a fair market value of approximately $7 thousand. On September 21, 2021, we settled the conversion of the Convertible Notes with a principal amount of $4 thousand by issuing to the converting holders of the Convertible Notes 266 shares of EQT common stock with a fair market value of $5 thousand. Such shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Repurchases of Equity Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2021.

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs
July 1, 2021 – July 31, 2021	—	$—	—	—
August 1, 2021 – August 31, 2021	26,246	19.14	—	—
September 1, 2021 – September 30, 2021	—	—	—	—
Total	26,246	$19.14	—	—

(a)Reflects the number of shares we have withheld to pay taxes upon vesting of restricted stock.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
*10.01(a)
Letter Agreement (Ealy North – July), dated July 10, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Filed herewith as Exhibit 10.01(a).
*10.01(b)
Letter Agreement (Ealy North – August), dated August 25, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Filed herewith as Exhibit 10.01(b).
*10.01(c)
Letter Agreement (Throckmorton), dated September 13, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Filed herewith as Exhibit 10.01(c).
10.02	Registration Rights Agreement, dated July 21, 2021, among EQT Corporation and certain security holders thereof parties thereto, and Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on July 22, 2021.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Certain terms and schedules and similar attachments in this exhibit have been redacted or omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. EQT Corporation agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the Securities and Exchange Commission upon request. Redactions and omissions are designated with brackets containing asterisks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  October 28, 2021