Form 10-K
period 2021-12-31
EQT Corp
filed 2022-02-10
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021: $6.2 billion

As of February 4, 2022, 376,023,250 shares of common stock, no par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EQT Corporation's definitive proxy statement relating to its 2022 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of EQT Corporation's fiscal year ended December 31, 2021 and is incorporated by reference in Part III to the extent described therein.

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

reliable technology – a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

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
Tcfe = trillion cubic feet of natural gas equivalents, with one barrel of NGLs and crude oil being equivalent to 6,000 cubic feet of natural gas

SUMMARY OF RISK FACTORS

We believe that the principal risks associated with our business, and consequently the principal risks associated with an investment in our equity or debt securities, generally fall within the following categories:

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

•Risks Associated with Our Human Capital, Technology and Other Resources and Service Providers. Our business, and the U.S. energy grid, is predominately operated on a digital system. Our employees rely on our cloud-based digital work environment to communicate and access data that is necessary to conduct our day-to-day operations. While these digital systems enable us to efficiently supply our natural gas, NGLs and oil to the market, they are also susceptible to cyber security threats. Likewise, as a digitally-focused organization, we seek employees with a high degree of both technical skill and digital literacy, and it can be difficult to attract and retain personnel who satisfy these criteria. Further, we operate in the Appalachian Basin, and a substantial majority of our midstream and water services are provided by one provider, Equitrans Midstream Corporation (Equitrans Midstream), making us vulnerable to risks associated with operating primarily in one major geographic area and obtaining a substantial amount of our services from a single provider within that operating area.

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

We describe these risks in greater detail under Item 1A., "Risk Factors."

CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in sections "Strategy" and "Outlook" in Item 1., "Business," section "Impairment of Oil and Gas Properties" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and ESG initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the timing and structure of any dispositions of our remaining retained shares of Equitrans Midstream's common stock, and the planned use of the proceeds from any such dispositions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

PART I
Item 1.        Business

General

We are a natural gas production company with operations focused in the Marcellus and Utica Shales of the Appalachian Basin. Based on average daily sales volume, we are the largest producer of natural gas in the United States. As of December 31, 2021, we had 25.0 Tcfe of proved natural gas, NGLs and crude oil reserves across approximately 2.0 million gross acres, including approximately 1.7 million gross acres in the Marcellus play.

Strategy

We are committed to responsibly developing our world-class asset base and being the operator of choice for all stakeholders. By promoting a culture that prioritizes operational efficiency, technology and sustainability, we seek to continuously improve the way we produce environmentally responsible, reliable low-cost energy. We measure sustainability through our best-in-class team and culture, ESG-focused operations, substantial inventory of core drilling locations and strong balance sheet. We believe that the scale and contiguity of our acreage position differentiates us from our Appalachian Basin peers and that our evolution into a modern, digitally-enabled exploration and production business enhances our strategic advantage.

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

We believe our business model is sustainable and we expect to generate significant free cash flow over the next six years. Our capital allocation plan is focused on reducing our debt and leverage, while also returning capital to shareholders through a combination of dividends and a share repurchase program. We are focused on achieving and maintaining investment grade credit metrics as well as regaining our investment grade credit rating in the near term, which will allow us to capture a lower cost of capital and enhance shareholder returns.

2021 Highlights

•Achieved 2021 sales volume of 1,858 Bcfe, average daily sales volume of 5.1 Bcfe per day; received an average realized price of $2.50 per Mcfe.
•Increased 2021 total proved reserves by 5.2 Tcfe, or 26%, compared to 2020.
•Acquired strategic assets located in the Appalachian Basin from Alta Resources Development, LLC for total consideration of $2,925 million (the Alta Acquisition).
•Realized a meaningful reduction of gathering and transmission expense on a per Mcfe basis of $0.05 and $0.06, respectively, during 2021 compared to 2020.
•Achieved credit ratings upgrades from S&P, Moody's and Fitch.
•Extended the term of our credit facility and reduced outstanding letters of credit under our credit facility by $351 million.
•Obtained Equitable Origin and MiQ Certifications for a majority of our natural gas.

Outlook

In 2022, we expect to spend approximately $1.30 to $1.45 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest. We expect to allocate the planned capital expenditures as follows: approximately $1.0 to $1.1 billion to fund reserve development, approximately $110 to $130 million to fund land and lease acquisitions, approximately $120 to $160 million to fund other production infrastructure and approximately $55 to $75 million applied towards capitalized overhead. Our 2022 capital expenditure program is expected to deliver sales volume of 1,950 to 2,050 Bcfe.

In December 2021, we reaffirmed our commitment to attaining investment grade credit metrics and outlined a leverage and debt reduction strategy with the goal of reducing total debt by at least $1.5 billion by the end of 2023. In addition, we announced our plan to return capital to shareholders, which included the commencement of a share repurchase program, under which we are authorized to repurchase $1.0 billion of our outstanding common stock, and the reinstatement of a quarterly cash dividend at an annual rate of $0.50 per share of our common stock starting in the first quarter of 2022. Our capital allocation plan is focused on maintaining production volumes. We have aligned our hedge strategy in a manner that we believe will mitigate the risk of volatility of future natural gas and NGLs prices, which will enable us to execute on our capital expenditure, debt reduction and shareholder return strategy.

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

See "Impairment of Oil and Gas Properties" and "Critical Accounting Policies and Estimates" included in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our accounting policies and significant assumptions related to accounting for gas, NGLs and oil producing activities and our accounting policies and processes related to impairment reviews for proved and unproved property.

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

	December 31, 2021
	Natural Gas	NGLs and Crude Oil	Total

	(Bcf)	(MMbbl)	(Bcfe)
Proved developed reserves	16,152	178	17,219
Proved undeveloped reserves	7,372	62	7,743
Total proved reserves	23,524	240	24,962

	December 31, 2021
	Marcellus	Upper Devonian	Ohio Utica	Other	Total

	(Bcfe)
Proved developed reserves	15,528	806	787	98	17,219
Proved undeveloped reserves	7,733	—	10	—	7,743
Total proved reserves	23,261	806	797	98	24,962

The following table summarizes our proved developed and undeveloped reserves using average first-day-of-the-month closing prices for the prior twelve months and disaggregated by state.

	December 31, 2021
	Pennsylvania	West Virginia	Ohio	Total

	(Bcfe)
Proved developed producing reserves	12,642	3,292	781	16,715
Proved developed non-producing reserves	375	123	6	504
Proved undeveloped reserves	5,085	2,648	10	7,743
Total proved reserves	18,102	6,063	797	24,962

Gross proved undeveloped drilling locations	279	146	5	430
Net proved undeveloped drilling locations	195	118	1	314

Our 2021 total proved reserves increased by 5.2 Tcfe, or 26%, compared to 2020 due to acquisitions of 4,187 Bcfe from the Alta Acquisition and Reliance Asset Acquisition (defined in Note 6 to the Consolidated Financial Statements) and extensions, discoveries and other additions of 3,104 Bcfe, partly offset by production of 1,858 Bcfe and revisions to previous estimates of 274 Bcfe.

Our 2021 proved undeveloped reserves increased by 1,582 Bcfe, or 26%, compared to 2020. The following table provides a rollforward of our proved undeveloped reserves.

Proved Undeveloped Reserves

(Bcfe)
Balance at January 1, 2021	6,161
Conversions into proved developed reserves	(1,634)
Acquisition of in-place reserves	1,217
Revision of previous estimates (a)	(881)
Extensions, discoveries and other additions (b)	2,880
Balance at December 31, 2021	7,743

(a)Composed of (i) negative revisions of 819 Bcfe from proved undeveloped locations that are no longer expected to be developed within five years of initial booking as proved reserves as a result of changes to our development plan to support the continued implementation of our combo-development strategy; and (ii) negative revisions of 62 Bcfe due primarily to changes in working interests and net revenue interests.
(b)Composed of (i) 2,828 Bcfe from proved undeveloped additions associated with acreage that was previously unproved but became proved due to 2021 reserve development that expanded the number of our proven locations, implementation of, and alignment with, our combo-development strategy and additions to our five-year drilling plan; and (ii) 52 Bcfe from the extension of lateral lengths of proved undeveloped reserves.

As of December 31, 2021, we had zero wells with proved undeveloped reserves that had remained undeveloped for more than five years from their time of booking.

See Note 18 to the Consolidated Financial Statements for further discussion of the preparation of, and year-over-year changes in, our reserves estimate and calculation of the standardized measure of estimated future net cash flows from natural gas and crude oil reserves.

As of December 31, 2021, the standardized measure of our estimated future net cash flows from natural gas and crude oil reserves, which is calculated using average first-day-of-the-month closing prices for the prior twelve months (referred to as SEC pricing), was $17,281 million, as described in Note 18 to the Consolidated Financial Statements. If the prices used in the calculation of the standardized measure instead reflected five-year strip pricing as of December 31, 2021 and held constant thereafter using (i) the NYMEX five-year strip adjusted for regional differentials using Texas Eastern Transmission Corp. M-2, Transcontinental Gas Pipe Line, Leidy Line, and Tennessee Gas Pipeline Co., Zone 4-300 Leg for gas and (ii) the NYMEX WTI five-year strip for oil, adjusted for regional differentials consistent with those used in the standardized measure, and holding all other assumptions constant, our total proved reserves would be 24,913 Bcfe, the standardized measure of our discounted net future cash flows after taxes of our proved reserves would be $16,059 million and the discounted future net cash flows before taxes would be $19,672 million. The average realized product prices weighted by production over the remaining lives of the properties would be $46.84 per barrel of oil, $27.22 per barrel of NGLs and $2.448 per Mcf of gas (compared to $51.57 per barrel of oil, $29.95 per barrel of NGLs and $2.694 per Mcf of gas using SEC pricing, as described in Note 18 to the Consolidated Financial Statements).

The NYMEX strip price proved reserves and related metrics are intended to illustrate reserve sensitivities to market expectations of commodity prices and should not be confused with SEC pricing proved reserves and do not comply with SEC pricing assumptions. We believe that the presentation of reserve volume and related metrics using NYMEX forward strip prices provides investors with additional useful information about our reserves because the forward prices are based on the market's forward-looking expectations of oil and gas prices as of a certain date. The price at which we can sell our production in the future is the major determinant of the likely economic producibility of our reserves. We hedge certain amounts of future production based on futures prices. In addition, we use such forward-looking market-based data in developing our drilling plans, assessing our capital expenditure needs and projecting future cash flows. While NYMEX strip prices represent a consensus estimate of future pricing, such prices are only an estimate and not necessarily an accurate projection of future oil and gas prices. Actual future prices may vary significantly from the NYMEX prices; therefore, actual revenue and value generated may be more or less than the amounts disclosed. Investors should be careful to consider forward prices in addition to, and not as a substitute for, SEC pricing, when considering our reserves.

Based on our mix of proved undeveloped and probable reserves, we estimate that we have an undeveloped drilling inventory of approximately 2,400 net locations in the Pennsylvania and West Virginia Marcellus Shale. At our current drilling pace, these net locations provide more than 20 years of drilling inventory based on net undeveloped Marcellus acres, average expected lateral length of 12,000 feet and well spacing of 1,000 feet. We believe that our combo-development strategy, coupled with our undeveloped inventory located in a premier core asset base, will lead to sustainable free cash flow generation and higher returns on invested capital.

The following table summarizes our capital expenditures for reserve development.

	Years Ended December 31,
	2021	2020	2019

	(Millions)
Marcellus	$788	$737	$1,184
Utica	40	102	193
Total	$828	$839	$1,377

For the years ended December 31, 2021, 2020 and 2019, lease operating costs, excluding production taxes were $0.07, $0.07 and $0.06, respectively.

Properties

The majority of our acreage is held by lease or occupied under perpetual easements or other rights acquired, for the most part, without warranty of underlying land titles. Approximately 28% of our total gross acres is developed. We retain deep drilling rights on the majority of our acreage.

The following table summarizes our acreage disaggregated by state.

	December 31, 2021
	Pennsylvania	West Virginia	Ohio	Total

Total gross productive acreage	396,356	117,972	51,109	565,437
Total gross undeveloped acreage	938,848	364,456	124,151	1,427,455
Total gross acreage	1,335,204	482,428	175,260	1,992,892

Total net productive acreage	336,228	123,734	38,589	498,551
Total net undeveloped acreage	805,349	319,486	108,443	1,233,278
Total net acreage	1,141,577	443,220	147,032	1,731,829

Average net revenue interest of proved developed reserves (a)	59.8%	82.0%	48.9%	62.5%

(a)As of December 31, 2021, the average net revenue interest of proved developed reserves was 30.9% for northeastern Pennsylvania and 79.0% for southwestern Pennsylvania.

We have an active lease renewal program in areas targeted for development. In the event that production is not established or we do not extend or renew the terms of our expiring leases, 57,361, 36,799 and 31,123 of our net undeveloped acreage as of December 31, 2021 will expire in the years ending December 31, 2022, 2023 and 2024, respectively.

The following tables summarize our productive and in-process natural gas wells. We had no productive or in-process oil wells as of December 31, 2021.

December 31, 2021

Productive wells:
Total gross	4,527
Total net	3,510
In-process wells:
Total gross	282
Total net	248

	December 31, 2021
	Pennsylvania	West Virginia	Ohio	Total

Total gross productive wells (a)	3,543	710	274	4,527
Total net productive wells	2,693	677	140	3,510

(a)Of our total gross productive wells, there are 610 gross conventional wells in Pennsylvania and 3 gross conventional wells in West Virginia. We have no gross conventional wells in Ohio.

We drilled 99, 120 and 145 net productive development wells during the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we drilled zero net dry development, net productive exploratory and net dry exploratory wells.

During 2021, we commenced drilling operations (spud) on 96 gross wells (67 net), composed of 50 Pennsylvania Marcellus gross wells (34 net), 41 West Virginia Marcellus gross wells (32 net) and 5 Ohio Utica gross wells (1 net).

Our sales volume in 2021 from the Marcellus Shale was 1,685 Bcfe. The following table summarizes our produced and sold volume by state.

	Pennsylvania	West Virginia	Ohio	Total

	(MMcfe)
Produced and sold natural gas, NGLs and oil for the years ended December 31,
2021	1,422,294	271,747	163,776	1,857,817
2020	1,051,869	267,708	178,215	1,497,792
2019	1,001,973	274,378	231,545	1,507,896

Markets and Customers

Natural Gas Sales. Natural gas is a commodity and, therefore, we typically receive market-based pricing for our produced natural gas. The market price for natural gas in the Appalachian Basin is typically lower relative to NYMEX Henry Hub, Louisiana (the location for pricing NYMEX natural gas futures) as a result of increased supply of natural gas in the Northeast United States. To protect cash flow from undue exposure to the risk of changing commodity prices, we hedge a portion of our forecasted natural gas production at, for the most part, NYMEX natural gas prices. We also enter into derivative instruments to hedge basis. For information on our hedging strategy and our derivative instruments, refer to "Commodity Risk Management" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Consolidated Financial Statements.

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

	Years Ended December 31,
	2021	2020	2019

Natural gas ($/Mcf):
Average sales price, excluding cash settled derivatives	$3.54	$1.73	$2.48
Average sales price, including cash settled derivatives	2.38	2.37	2.65
NGLs, excluding ethane ($/Bbl):
Average sales price, excluding cash settled derivatives	$44.50	$20.51	$23.63
Average sales price, including cash settled derivatives	32.18	20.39	25.82
Ethane ($/Bbl):
Average sales price, excluding cash settled derivatives	$8.85	$3.48	$6.16
Average sales price, including cash settled derivatives	8.85	3.48	7.18
Oil ($/Bbl):
Average sales price	$56.82	$25.57	$40.90
Natural gas, NGLs and oil ($/Mcfe):
Average sales price, excluding cash settled derivatives	$3.66	$1.77	$2.51
Average sales price, including cash settled derivatives	2.50	2.37	2.69

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

Customers. We sell natural gas and NGLs to marketers, utilities and industrial customers located in the Appalachian Basin and in markets that are accessible through our transportation portfolio, particularly where there is expected future demand growth, such as in the Gulf Coast, Midwest and Northeast United States and Canada. As of December 31, 2021, approximately 50% of our sales volume reaches markets outside of Appalachia. We do not depend on any single customer and believe that the loss of any one customer would not have an adverse effect on our ability to sell our natural gas, NGLs and oil.

We have access to approximately 3.0 Bcf per day of firm pipeline takeaway capacity and 0.9 Bcf per day of firm processing capacity. In addition, we are committed to an initial 1.29 Bcf per day of firm capacity on the Mountain Valley Pipeline upon its in-service date. These firm transportation and processing agreements may require minimum volume delivery commitments, which we expect to principally fulfill with production from existing reserves.

During 2021, we entered into a long-term asset management agreement with an investment grade entity, pursuant to which, we agreed to deliver and sell up to 525,000 Dth of natural gas per day to the investment grade entity for a period of up to six years while managing and using our committed capacity on the Mountain Valley Pipeline upon its in-service date. The asset management agreement is subject to currently unsatisfied conditions; therefore, its impacts have been excluded from the schedule of total gross commitments summarized in the table below.

We have contractually agreed to deliver firm quantities of gas and NGLs to various customers, which we expect to fulfill with production from existing reserves. We regularly monitor our proved developed reserves to ensure sufficient availability to meet commitments for the next one to three years. The following table summarizes our total gross commitments as of December 31, 2021.

	Natural Gas	NGLs

	(Bcf)	(Mbbl)
Years Ending December 31,
2022	1,425	7,123
2023	936	1,825
2024	717	1,830
2025	464	1,825
2026	403	600
Thereafter	2,663	—

Seasonality

Generally, but not always, the demand for natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters or summers may also impact demand.

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

Regulation

Regulation of our Operations. Our exploration and production operations are subject to various federal, state and local laws and regulations, including regulations related to the following: the location of wells; the method of drilling, well construction, well stimulation, hydraulic fracturing and casing design; water withdrawal and procurement for well stimulation purposes; well production; spill prevention plans; the use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations; surface usage and the reclamation of properties upon which wells or other facilities have been located; the plugging and abandoning of wells; the calculation, reporting and disbursement of royalties and taxes; and the gathering of production in certain circumstances. These regulations, and any delays in obtaining related authorizations, may affect the costs and timing of developing our natural gas resources.

Our operations are also subject to conservation and correlative rights regulations, including the following: regulation of the size of drilling and spacing units or field rule units; setbacks; the number of wells that may be drilled in a unit or in close proximity to other wells; drilling in the vicinity of coal mining operations and certain other structures; and the unitization or pooling of natural gas properties. Ohio and, for Utica or other deep wells, West Virginia allow the statutory pooling or unitization of tracts to facilitate development and exploration. In West Virginia, we must rely on voluntary pooling of lands and leases for Marcellus acreage. In Pennsylvania, lease integration legislation authorizes joint development of existing contiguous leases. In addition, state conservation and oil and gas laws generally limit the venting or flaring of natural gas. Various states also impose certain regulatory requirements to transfer wells to third parties or discontinue operations in the event of divestitures by us.

We maintain limited gathering operations that are subject to various federal and state environmental laws and local zoning ordinances, including the following: air permitting requirements for compressor station and dehydration units and other permitting requirements; erosion and sediment control requirements for compressor station and pipeline construction projects; waste management requirements and spill prevention plans for compressor stations; various recordkeeping and reporting requirements for air permits and waste management practices; compliance with safety regulations, including regulations by the Department of Transportation's Pipeline and Hazardous Materials Safety Administration; and siting and noise regulations for compressor stations. These regulations may increase the costs of operating existing pipelines and compressor stations and increase the costs of, and the time to develop, new or expanded pipelines and compressor stations.

In 2010, Congress adopted comprehensive financial reform legislation that established federal oversight and regulation of the OTC derivative market and entities, such as us, that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), required the CFTC, the SEC and other regulatory agencies to promulgate rules and regulations implementing this legislation. Among other things, the Dodd-Frank Act established margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail their derivative activities. Although some of the rules necessary to implement the Dodd-Frank Act have yet to be adopted, regulators have issued numerous rules under the Dodd-Frank Act, including a rule establishing an "end-user" exception to mandatory clearing (End-User Exception), a rule requiring the posting of margin for certain uncleared swaps (Margin Rule) and a rule imposing federal position limits on certain futures contracts relating to energy products, including natural gas (Position Limits Rule).

We qualify as a "non-financial entity" for purposes of the End-User Exception and, as such, we are eligible for such exception. As a result, our hedging activities are not subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing, although we are subject to certain recordkeeping and reporting obligations associated with such rule. We also qualify as a "non-financial end user" for purposes of the Margin Rule; therefore, our uncleared swaps are not subject to regulatory margin requirements. Finally, we believe that the majority, if not all, of our hedging activities constitute bona fide hedging under the Position Limits Rule and are not materially impacted by the limitations under such rule. However, many of our hedge counterparties and other market participants are not eligible for the End-User Exception, are subject to mandatory clearing and the Margin Rule for swaps with some or all of their other swap counterparties, and may be subject to the Position Limits Rule, which may affect the pricing and/or availability of derivatives for us. In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations related to derivatives which apply to our transactions with counterparties subject to such foreign regulations.

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

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our sales of our own production. Under the Energy Policy Act of 2005, the FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties of over $1.3 million per day for each violation and disgorgement of profits associated with any violation. While our production activities have not been regulated by the FERC as a natural gas company under the NGA, we are required to report aggregate volume of natural gas purchased or sold at wholesale to the extent such transactions use, contribute to or may contribute to the formation of price indices. In addition, Congress may enact legislation or the FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalties.

The CFTC also holds authority to monitor certain segments of the physical, futures and other derivatives with respect to energy commodities markets, including natural gas, NGLs and oil. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation and disruptive trading practices laws and related regulations enforced by the CFTC. The CFTC also holds substantial enforcement authority, including the ability to assess civil penalties.

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

Under the FERC's current regulatory regime, transportation services must be provided on an open-access, nondiscriminatory basis at cost-based rates or negotiated rates, both of which are subject to FERC approval. The FERC also allows jurisdictional natural gas pipeline companies to charge market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of FERC-jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC's determinations as to the classification of facilities are done on a case-by-case basis. To the extent that the FERC issues an order that reclassifies certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, and, depending on the scope of that decision, our costs of transporting natural gas to point of sale locations may increase. We believe that the third-party natural gas pipelines on which our gas is gathered meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to regulation as a natural gas company. However, the distinction between the FERC-regulated transportation services and federally unregulated gathering services could be subject to potential litigation, so the classification and regulation of those gathering facilities are subject to change based on future determinations by the FERC, the courts or Congress. State regulation of natural gas gathering facilities generally includes various occupational safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Oil and NGLs Price Controls and Transportation Rates. Sales prices of oil and NGLs are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and regulations issued by the Federal Trade Commission (FTC) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of over $1.2 million per day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight and enforcement authority as discussed above.

The price we receive from the sale of our produced oil and NGLs may be affected by the cost of transporting the products to market. Some of our transportation of oil and NGLs is through FERC-regulated interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. The FERC's regulation of crude oil and NGLs transportation rates may tend to increase the cost of transporting crude oil and NGLs by interstate pipelines, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The FERC's five-year index level for 2021–2026 went into effect on July 1, 2021. In January 2022, the FERC issued an order on rehearing, lowering the index level and directing oil pipelines to recompute their ceiling levels for July 1, 2021 through June 30, 2022 to ensure compliance with the new index level.

Environmental, Health and Safety Regulation. Our business operations are also subject to numerous stringent federal, state and local environmental, health and safety laws and regulations pertaining to, among other things, the release, emission or discharge of materials into the environment; the generation, storage, transportation, handling and disposal of certain materials, including solid and hazardous wastes; the safety of employees and the general public; pollution; site remediation; and preservation or protection of human health and safety, natural resources, wildlife and the environment. We must take into account environmental, health and safety regulations in, among other things, planning, designing, constructing, operating and plugging and abandoning wells and related facilities. Violations of these laws can result in substantial administrative, civil and criminal penalties. These laws and regulations may require us to acquire permits before drilling or other regulated activity commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production; govern the sourcing and disposal of water used in the drilling and completion process; limit or prohibit drilling activities in certain areas and on certain lands lying within wilderness, wetlands and other protected areas or areas with endangered or threatened species restrictions; require some form of remedial action to prevent, remediate or mitigate pollution from operations, such as plugging abandoned wells or closing earthen pits; establish specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations or failure to comply with applicable laws and regulations. In addition, these laws and regulations may restrict the rate of production.

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

The following is a summary of the more significant environmental and occupational health and workplace safety laws and regulations, as amended from time to time, to which our business operations are subject and for which compliance may have a material adverse impact on our financial condition, earnings or cash flows.

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

We currently own, lease or operate numerous properties that have been used for oil and natural gas exploration and production activities for many years. Although we believe that we have used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including offsite locations, where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under our control. We are able to control directly the operation of only those wells with respect to which we act or have acted as operator. The failure of a prior owner or operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to us as current owner or operator under CERCLA. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, regardless of fault, which could include removal of previously disposed substances and wastes, clean-up of contaminated property or performance of remedial plugging or waste pit closure operations to prevent future contamination.

Water Discharges. The Federal Water Pollution Control Act, known as the Clean Water Act (CWA), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or a state equivalent agency. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (Corps). In June 2015, the EPA and the Corps issued a rule defining the scope of the EPA's and the Corps' jurisdiction over waters of the United States (WOTUS), which never took effect before being replaced by the Navigable Waters Protection Rule (NWPR) in December 2019. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of waters of the United States; in the interim, the EPA is using the pre-2015 definition. In addition, in an April 2020 decision further defining the scope of the CWA, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA and Corps' assertion that groundwater should be totally excluded from the CWA. To the extent a new rule or further litigation expands the scope of the CWA's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could delay the development of our natural gas and oil projects. Also, pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or stormwater and to develop and implement spill prevention, control and countermeasure (SPCC) plans in connection with on-site storage of significant quantities of oil. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances and may impose substantial potential liability for the costs of removal, remediation and natural resource and other damages.

Air Emissions. Through the federal Clean Air Act (CAA) and comparable state and local laws and regulations, the EPA regulates emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits.

In June 2016, the EPA finalized regulations establishing New Source Performance Standards (NSPS), known as Subpart OOOOa, for methane and volatile organic compounds (VOC) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule's fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (CRA) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.

Further, on November 15, 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA, including intermittent vent pneumatic controllers and associated gas and liquids unloading facilities. In addition, the proposed rule would establish "Emissions Guidelines," creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources and the regulations for new sources would take effect immediately upon issuance of a final rule. The EPA is expected to issue both a supplemental proposed rule, which may expand or modify the current proposed rule, and final rule by the end of 2022.

As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain. We may incur costs as necessary to remain in compliance with these regulations. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Federal and state regulatory agencies can impose administrative, civil and criminal penalties and seek injunctive relief for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change and Regulation of Greenhouse Gas Emissions. In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which calls for the signatories to the agreement to undertake "ambitious efforts" to limit increases in the average global temperature. Although the agreement does not create any binding obligations for nations to limit their greenhouse gas (GHG) emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing from the Paris Agreement on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the U.S.'s intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions to at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge.

On November 3, 2021, the U.S. House of Representatives passed budget reconciliation bill H.R. 5376, known as the Build Back Better Act. The House version of the bill includes a provision targeting methane emissions from oil and gas sources by proposing to implement fees for excess methane leaking from wells, storage sites and pipelines as well as fees for new producing and non-producing oil and gas leases and off-shore pipelines. It is unclear whether the Build Back Better Act will be passed in its current form by the U.S. Senate.

Additionally, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting GHGs. In October 2019, Pennsylvania Governor Tom Wolf signed an Executive Order directing the Pennsylvania Department of Environmental Protection (PADEP) to draft regulations establishing a cap-and-trade program under its existing authority to regulate air emissions, with the intent of enabling Pennsylvania to join the Regional Greenhouse Gas Initiative (RGGI), a multi-state regional cap-and-trade program comprised of several Eastern U.S. states. In September 2020, the Pennsylvania Environmental Quality Board (EQB) approved promulgation of the RGGI regulation, and a public comment period and hearings regarding the regulation commenced at the end of 2020. In September 2021, Pennsylvania's Independent Regulatory Review Commission adopted a regulation approving Pennsylvania's participation in RGGI; however, in October 2021 the Pennsylvania Senate approved a resolution to block the state's participation in RGGI, and such resolution was subsequently approved by the Pennsylvania House in December 2021. On January 10, 2022, Governor Wolf vetoed the Senate's resolution, and as a result, it is likely that Pennsylvania will join RGGI in 2022 unless the Pennsylvania legislature overrides the Governor's veto by the vote of two-thirds of the members of each of the Pennsylvania House and Senate. In the event that Pennsylvania ultimately becomes a member of RGGI, it will result in increased operating costs if we are required to purchase emission allowances in connection with our operations.

Any legislation or regulatory programs at the federal, state or city levels designed to reduce GHG emissions could increase the cost of consuming, and thereby reduce demand for, the natural gas, NGLs and oil we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or imposing a tax or fee or otherwise limiting emissions of GHGs from, our equipment and operations could require us to incur costs to comply with such regulations. Substantial limitations or fees on GHG emissions could also adversely affect demand for the natural gas, NGLs and oil we produce and lower the value of our reserves.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events. If any such effects were to occur, they have the potential to cause physical damage to our assets or affect the availability of water and thus could have an adverse effect on our exploration and production operations.

Hydraulic Fracturing Activities. Vast quantities of natural gas deposits exist in shale and other formations. It is customary in our industry to recover natural gas from these shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into a shale gas formation. These deeper formations are geologically separated and isolated from fresh ground water supplies by overlying rock layers. Our well construction practices include installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers. To assess water sources near our drilling locations, we conduct multiple pre-drill samplings for all water sources within 3,000 feet of our sites and post-drill samplings for sources within 1,500 feet of our sites.

Hydraulic fracturing typically is regulated by state oil and natural gas agencies, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (SDWA) over certain hydraulic fracturing activities involving the use of diesel fuels and has prohibited the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in January 2020, the EQB approved a well permit fee increase from $5,000 to $12,500 for all unconventional wells. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have sought to ban hydraulic fracturing altogether. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from constructing wells.

Occupational Safety and Health Act. We are also subject to the requirements of the federal Occupational Safety and Health Act (OSH Act) and comparable state laws that regulate the protection of the health and safety of employees. In addition, the Occupational Health and Safety Administration's (OSHA) hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require us to maintain information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities, and citizens.

Endangered Species Act and Migratory Bird Treaty Act. The federal Endangered Species Act (ESA) provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. The U.S. Fish and Wildlife Service (FWS) may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. In August 2019, the FWS and National Marine Fisheries Service (NMFS) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged the three rules and litigation remains pending. In addition, in December 2020, the FWS amended its regulations governing critical habitat designations; the amended regulations are subject to ongoing litigation. In June 2021, the FWS and the NMFS announced plans to begin rulemaking processes to rescind these rules. Protections similar to the ESA are offered to migratory birds under the Migratory Bird Treaty Act (MBTA), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the Department of the Interior finalized a rule limiting application of the MBTA; however, the Department of the Interior revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the Department's plan to develop regulations that authorize incidental taking under certain prescribed conditions. Future implementation of the rules implementing the ESA and the MBTA are uncertain. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas development. Further, the designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.

See Note 16 to the Consolidated Financial Statements for a description of expenditures related to environmental matters.

Human Capital Resources

As of December 31, 2021, we had 693 permanent employees, none of whom were subject to a collective bargaining agreement. Of our total permanent employee base, 75% were male and 25% were female. Approximately 70% of our permanent employees worked remotely, with 93% residing in Pennsylvania or West Virginia.

We aim to develop a workforce that produces peer leading results. To further that goal, we have focused on creating a modern, innovative, collaborative and digitally-enabled work environment. In 2019, we simplified our organizational structure and instituted a cloud-based digital work environment with an emphasis on the democratization of data. Our digital work environment serves as our primary platform for communication and collaboration as well as the home for our critical work processes and drives decision-making based on a shared and transparent view of operational data. We use our digital work environment to engage directly with our employees by sharing company updates and personnel accomplishments as well as to solicit suggestions and comments from all employees. We believe that this helps promote real-time feedback and a greater degree of employee engagement, which lays the foundation for the success of our remote workforce.

We understand that providing employees with the resources and support they need to live a physically, mentally and financially healthy life is critical for sustaining a workplace of choice. We offer benefits that include subsidized health insurance, a company contribution and company match on 401(k) retirement savings, an employee stock purchase plan, paid maternity and paternity leave, flexible work arrangements, volunteer time off and a company match on employee donations to qualified non-profits. We also offer our employees the flexibility to elect to work a "9/80" work schedule, under which, during the standard 80-hour pay period, an employee works eight 9-hour days and one 8-hour day (Friday), with a tenth day off (alternative Friday).

In 2020, we launched an "equity-for-all" program, pursuant to which, in 2021, we granted equity awards to all of our permanent employees. In 2022, we continued our equity-for-all program by granting equity awards to all permanent employees. With the equity-for-all program, all of our permanent employees become owners of EQT and have the opportunity to share directly in our financial success. Equity-for-all grants are in addition to, and not in lieu of, the existing compensation opportunities for our employees.

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

We use our Twitter account, @EQTCorp, our Facebook account, @EQTCorporation, and our LinkedIn account, EQT Corporation, as additional ways of disseminating information that may be relevant to investors.

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

Composition of Operating Revenues

The following table presents total operating revenues for each class of our products and services.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$6,804,020	$2,650,299	$3,791,414
(Loss) gain on derivatives not designated as hedges	(3,775,042)	400,214	616,634
Net marketing services and other	35,685	8,330	8,436
Total operating revenues	$3,064,663	$3,058,843	$4,416,484

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

Risks Associated with Natural Gas Drilling Operations

Drilling for and producing natural gas is a high-risk and costly activity with many uncertainties. Our future financial position, cash flows and results of operations depend on the success of our development and acquisition activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable natural gas production or that we will not recover all or any portion of our investment in drilled wells.

Many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•delays imposed by or resulting from compliance with regulatory requirements, including limitations resulting from permitting, wastewater disposal, discharge of GHGs, and limitations on hydraulic fracturing;
•shortages of or delays in obtaining equipment, rigs, materials, qualified personnel or water (for hydraulic fracturing activities);
•supply chain disruptions or labor shortage impacts related to the COVID-19 pandemic or other global pandemics;
•equipment failures, accidents or other unexpected operational events;
•lack of available gathering and water facilities or delays in the construction of gathering and water facilities;
•lack of available capacity on interconnecting transportation pipelines;
•adverse weather conditions, such as flooding, droughts, freeze-offs, landslides, blizzards and ice storms;
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
•public opposition to our operations;
•title, surface access, coal mining and right of way issues; and
•limitations in the market for natural gas, NGLs and oil.

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

Our management team has specifically identified and scheduled certain well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our business strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, the availability of drilling services and equipment, drilling results, lease expirations, topography, gathering system and pipeline transportation costs and constraints, access to and availability of water sourcing and distribution systems, coordination with coal mining, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the drilling locations we have identified will ever be drilled or if we will be able to produce natural gas, NGLs or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, our leases for such acreage will expire. Further, certain of the horizontal wells we intend to drill in the future may require pooling or unitization with adjacent leaseholds controlled by third parties. If these third parties are unwilling to pool or unitize such leaseholds with ours, the total locations we can drill may be limited. As such, our actual drilling activities may materially differ from those presently identified.

Failure to timely develop our leased real property could result in increased capital expenditures and/or impairment of our leases.

Mineral rights are typically owned by individuals who may enter into property leases with us to allow for the development of natural gas. Such leases expire after an initial term, typically five years, unless certain actions are taken to preserve the lease. If we cannot preserve a lease, the lease terminates. Approximately 10% of our net undeveloped acres are subject to leases that could expire over the next three years. Lack of access to capital, changes in government regulations, changes in future development plans or commodity prices, reduced drilling activity, or the reduction in the fair value of undeveloped properties in the areas in which we operate could impact our ability to preserve, trade or sell our leases prior to their expiration, resulting in the termination or impairment of leases for properties that we have not developed.

We evaluate capitalized costs of unproved oil and gas properties at least annually to determine recoverability on a prospective basis. Indicators of potential impairment include changes brought about by economic factors, potential shifts in our business strategy and historical experience. The likelihood of an impairment of unproved oil and gas properties increases as the expiration of a lease term approaches and drilling activity has not commenced. For the years ended December 31, 2021, 2020 and 2019, we recorded impairment and expiration of leases of $311.8 million, $306.7 million and $556.4 million, respectively. Refer to Note 1 to the Consolidated Financial Statements.

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

Because the rate of production from natural gas and oil wells, and associated NGLs, generally declines as reserves are depleted, our future success depends upon our ability to develop additional reserves that are economically recoverable and to optimize existing well production, and our failure to do so may reduce our earnings. Additionally, a failure to effectively and efficiently operate existing wells may cause production volume to fall short of our projections. Our drilling and subsequent maintenance of wells can involve significant risks, including those related to timing, cost overruns and operational efficiency, and these risks can be affected by the availability of capital, leases, rigs, equipment, a qualified work force, and adequate capacity for the treatment and recycling or disposal of waste water generated in our operations, as well as weather conditions, natural gas, NGLs and oil price volatility, regulatory approvals, title and property access problems, geology, equipment failure or accidents and other factors. Drilling for natural gas and oil can be unprofitable, not only from dry wells, but from productive wells that perform below expectations or that do not produce sufficient revenues to return a profit. Low natural gas, NGLs and oil prices may further limit the types of reserves that we can develop and produce economically.

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

Reserve engineering is a subjective process involving estimates of underground accumulations of natural gas, NGLs and oil and assumptions concerning future prices, production levels and operating and development costs, some of which are beyond our control. These estimates and assumptions are inherently imprecise, and we may adjust our estimates of proved reserves based on changes in these estimates or assumptions. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Any significant variance from our assumptions could greatly affect our estimates of reserves, the economically recoverable quantities of natural gas, NGLs and oil, the classifications of reserves based on risk of recovery and estimates of future net cash flows. To the extent we experience a sustained period of reduced commodity prices, there is a risk that a portion of our proved reserves could be deemed uneconomic and no longer be classified as proved. Although we believe our estimates are reasonable, actual production, revenues and costs to develop reserves will likely vary from our estimates and these variances could be material. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas, NGLs and oil we ultimately recover being different from our reserve estimates.

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

Financial and Market Risks Applicable to Our Business

Natural gas, NGLs and oil prices are affected by a number of factors beyond our control, including many of which that are unknown and cannot be anticipated, and we cannot predict with certainty future potential movements in the price for these commodities.

Our primary business involves the exploration, production and sale of hydrocarbons, and in particular, natural gas. Consequently, our revenue, profitability, future rate of growth, liquidity and financial position depend upon the market prices for natural gas and, to a lesser extent, NGLs and oil. The prices for natural gas, NGLs and oil have historically been volatile, and we expect this volatility to continue in the future. The prices are affected by a number of factors beyond our control, which include:

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
•the price, availability and consumer demand for alternative fuels;
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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu from January 1, 2021 through December 31, 2021, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $85.64 per barrel to a low of $47.47 per barrel during the same period. In addition, the market price for natural gas in the Appalachian Basin is typically lower relative to NYMEX Henry Hub as a result of the increased production and supply of natural gas in the Northeast United States. Because our production and reserves predominantly consist of natural gas (approximately 94% of our equivalent proved developed reserves), changes in natural gas prices have significantly greater impact on our financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs.

We use financial models to attempt to project future prices for the hydrocarbons we produce and sell, and we make decisions regarding our production, operations and hedging strategy in part based on such modelling. However, due to the volatility of commodity prices and the multitude of external factors that impact commodity prices, many of which are unknown and unforeseeable, such as reduced demand as a result of a general economic slowdown related to the COVID-19 pandemic or other global pandemics, we are unable to predict with certainty future potential movements in the market prices for natural gas, NGLs and oil. Accordingly, the success of our plans and strategies could be negatively affected if our projections of future hydrocarbon prices are significantly different from the ultimate actual price.

Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position.

Prolonged low, and/or significant or extended declines in, natural gas, NGLs and oil prices may adversely affect our revenues, operating income, cash flows and financial position, particularly if we are unable to control our development costs during periods of lower natural gas, NGLs and oil prices. Declines in prices could also adversely affect our drilling activities and the amount of natural gas, NGLs and oil that we can produce economically, which may result in our having to make significant downward adjustments to the value of our assets and could cause us to incur non-cash impairment charges to earnings. Reductions in cash flows from lower commodity prices may require us to incur additional debt or reduce our capital spending, which could reduce our production and our reserves, negatively affecting our future rate of growth. Lower prices for natural gas, NGLs and oil may also adversely affect our credit ratings and result in a reduction in our borrowing capacity and access to other capital. See "Impairment of Oil and Gas Properties" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Increases in natural gas, NGLs and oil prices may be accompanied by or result in increased well drilling costs, increased production taxes, increased lease operating expenses, increased volatility in seasonal gas price spreads for our storage assets and increased end-user conservation or conversion to alternative fuels. Significant natural gas price increases may subject us to margin calls on our commodity price derivative contracts (hedging arrangements, including swap, collar and option agreements and exchange-traded instruments), which would potentially require us to post significant amounts of cash collateral or letters of credit with our hedge counterparties and would negatively impact our liquidity. The cash collateral provided to our hedge counterparties, which is interest-bearing, is returned to us in whole or in part upon a reduction in forward market prices, depending on the amount of such reduction, or in whole upon settlement of the related derivative contract. In addition, to the extent we have hedged our current production at prices below the current market price, we will not benefit fully from an increase in the price of natural gas.

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

In December 2021, we reaffirmed our commitment to attaining investment grade credit metrics and outlined a leverage and debt reduction strategy with the goal of reducing our total debt by $1.5 billion by the end of 2023 (our Debt Reduction Plan). We intend to fund our Debt Reduction Plan through free cash flow, and have aligned our hedge strategy in a manner that we believe will mitigate the risk of volatility of future natural gas and NGLs prices, which we anticipate will enable us to execute on our Debt Reduction Plan and other capital allocation strategies; however, there can be no assurance that we will be able to generate sufficient free cash flow to execute our Debt Reduction Plan on our anticipated timeframe, if at all. If we are not able to successfully execute our Debt Reduction Plan or otherwise reduce our total debt to a level we believe appropriate, our credit ratings may be lowered, we may reduce or delay our planned capital expenditures or investments, and we may revise or delay our shareholder returns strategy or other strategic plans.

Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms.

Our business is capital intensive. We make and expect to continue to make substantial capital expenditures for the development and acquisition of natural gas, NGLs and oil reserves. We typically fund our capital expenditures with existing cash and cash generated by operations and, to the extent our capital expenditures exceed our cash resources, from borrowings under our credit facility and other external sources of capital. If we do not have sufficient borrowing availability under our credit facility, we may seek alternate debt or equity financing, sell assets or reduce our capital expenditures. The issuance of additional indebtedness would require that a portion of our cash flows from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, natural gas prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological and competitive developments.

Our cash flows from operations and access to capital are subject to a number of variables, including:

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

As of December 31, 2021, our senior notes were rated "Ba1" with a "stable" outlook by Moody's Investors Services (Moody's), "BB+" with a "positive" outlook by Standard & Poor's Ratings Service (S&P) and "BB+" with a "stable" outlook by Fitch Ratings Service (Fitch). Although we are not aware of any current plans of Moody's, S&P or Fitch to downgrade its rating of our senior notes, we cannot be assured that one or more of these rating agencies will not downgrade or withdraw entirely its rating of our senior notes. Low prices for natural gas, NGLs and oil, an increase in the level of our indebtedness or other factors may result in Moody's, S&P or Fitch downgrading its rating of our senior notes. Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our lines of credit, the interest rate on the Adjustable Rate Notes (defined in Note 10 to the Consolidated Financial Statements), the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our OTC derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts.

Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.

As of December 31, 2021, we had approximately $5.5 billion of debt outstanding, and we may incur additional indebtedness in the future. Increases in our level of indebtedness may:

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

To manage our exposure to price risk, we currently and may in the future enter into derivative arrangements, utilizing commodity derivatives with respect to a portion of our future production. Such hedges are designed to lock in prices in order to limit volatility and increase the predictability of cash flow. These transactions limit our potential gains if natural gas, NGLs and oil prices rise above the price established by the hedge, and we may be required to post cash collateral or letters of credit with our hedge counterparties to the extent our liability under the derivative contract exceeds specified thresholds, which would negatively impact our liquidity. We have previously sustained losses as a result of certain of our derivative arrangements (including a $3.8 billion loss in 2021), and we cannot assure you that we will not do so in the future. In addition, derivative transactions may expose us to the risk of financial loss in certain circumstances, including instances in which our production is less than expected or an event materially impacts natural gas, NGLs or oil prices or the relationship between the hedged price index and the natural gas, NGLs or oil sales price.

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

On April 28, 2020, we issued the Convertible Notes (defined in Note 10 to the Consolidated Financial Statements) due May 1, 2026 unless earlier redeemed, repurchased or converted. In accordance with GAAP, an issuer must separately account for the liability and equity components of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect on the accounting for the Convertible Notes is that the equity component is required to be included in additional paid-in capital of shareholders' equity on our Consolidated Balance Sheet, and the value of the equity component is treated as a debt discount for purposes of accounting for the debt component of the Convertible Notes. Accordingly, we will be required to record a greater amount of non-cash interest expense in current and future periods as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income (or greater net loss) in our financial results because GAAP requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes.

In addition, because we have the ability and intent to settle the Convertible Notes, upon conversion, by paying or delivering cash equal to the principal amount of the obligation and common stock for amounts over the principal amount, the shares issuable upon conversion of the Convertible Notes are accounted for using the treasury stock method and, as such, are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Further, under the treasury stock method, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess are issued. We cannot be sure that we will be able to continue to demonstrate the ability or intent to settle the Convertible Notes in cash or that the accounting standards will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, our diluted earnings per share could be adversely affected.

See Note 1 to the Consolidated Financial Statements for a discussion of the new accounting guidance that will be adopted on January 1, 2022 as well as the effects that it will have on the accounting for the Convertible Notes.

Risks Associated with Our Human Capital, Technology and Other Resources and Service Providers

Strategic determinations, including the allocation of resources to strategic opportunities, are challenging, and our failure to appropriately allocate resources among our strategic opportunities may adversely affect our financial position and reduce our future prospects.

Our future prospects are dependent upon our ability to identify optimal strategies for our business. Our operational strategy focuses on developing several multi-well pads in tandem through a process known as combo-development. We have allocated a substantial portion of our financial, human capital and other resources to pursuing this strategy, including investing in new technologies and equipment, restructuring our workforce, and pursuing various ESG and new venture initiatives geared towards enhancing our strategy. We may not realize some or any of the anticipated strategic, financial, operational, environmental and other anticipated benefits from our operational strategy and the corresponding investments we have made in pursuing our strategy. Additionally, we cannot be certain that we will be able to successfully execute combo-development projects at the pace and scale that we project, which may delay or reduce our production and our reserves, negatively affecting our associated revenues. If we fail to identify and successfully execute optimal business strategies, including the appropriate operational strategy and corresponding initiatives, or fail to optimize our capital investments and the use of our other resources in furtherance of optimal business strategies, our financial position and growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages or higher costs. Historically, there have been shortages of personnel and equipment as demand for personnel and equipment has increased along with the number of wells being drilled. Additionally, our operations may be disrupted or impaired if a significant portion of our or our service providers' employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the COVID-19 pandemic. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could materially adversely affect our business, results of operations, cash flows and financial position.

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

In addition, in recent years, federal and state regulatory agencies have investigated the possible connection between the operation of injection wells used for natural gas and oil waste disposal and increased seismic activity in certain areas. In some cases, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volume or suspend operations. Increased regulation and attention given to induced seismicity in the states where we operate could lead to restrictions on our disposal well injection volume and increased scrutiny of and delay in obtaining new disposal well permits, which could result in increased operating costs, which could be material, or a curtailment of our operations.

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

The substantial majority of our midstream and water services are provided by one provider, EQM Midstream Partners LP (EQM), a wholly-owned subsidiary of Equitrans Midstream. Therefore, any regulatory, infrastructure or other events that materially adversely affect Equitrans Midstream's business operations will have a disproportionately adverse effect on our business and operating results as compared to similar events experienced by our other third-party service providers. Additionally, our midstream services contracts with EQM involve significant long-term financial and other commitments on our part, which hinders our ability to diversify our slate of midstream service providers and seek better economic and other terms for the midstream services that are provided to us. We have no control over Equitrans Midstream's or EQM's business decisions and operations, and neither Equitrans Midstream nor EQM is under any obligation to adopt a business strategy that favors us.

Historically, we have received the substantial majority of our natural gas gathering, transmission and storage and water services from EQM. Additionally, on February 26, 2020, we executed a new gas gathering agreement with EQM (the Consolidated GGA), which, among other things, consolidated the majority of our prior gathering agreements with EQM into a single agreement, established a new fee structure for gathering and compression fees charged by EQM, increased our minimum volume commitments with EQM, committed certain of our remaining undedicated acreage to EQM and extended our and EQM's contractual obligations with each other to 2035. Because we have significant long-term contractual commitments with EQM, we expect to receive the majority of our midstream and water services from EQM for the foreseeable future. Therefore, any event, whether in our areas of operation or otherwise, that adversely affects Equitrans Midstream's operations, water assets, pipelines, other transportation facilities, gathering and processing facilities, financial condition, leverage, results of operations or cash flows will have a disproportionately adverse effect on our business and operating results as compared to similar events experienced by our other third-party service providers. Accordingly, we are subject to the business risks of Equitrans Midstream, including the following:

•federal, state and local regulatory, political and legal actions that could adversely affect Equitrans Midstream's and EQM's operations, assets and infrastructure, including potential further delays associated with obtaining regulatory approval for the construction of the Mountain Valley Pipeline;
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
•cyber-attacks or acts of sabotage or terrorism that could cause significant damage or injury to Equitrans Midstream's personnel, assets or infrastructure or lead to extended interruptions of Equitrans Midstream's operations;
•risks associated with Equitrans Midstream failing to properly balance supply and demand for its services, on a short-term, seasonal and long-term basis, which could result in Equitrans Midstream being unable to provide its customers, including us, with sufficient access to pipeline and other midstream infrastructure and water services as needed; and
•risks associated with Equitrans Midstream's leverage and financial profile, which could result in Equitrans Midstream being financially deterred or prohibited from providing services to its customers, including us, on a timely basis or at all.

In addition, many of our midstream services obligations with EQM are "firm" commitments, under which we have reserved an agreed upon amount of pipeline or storage capacity with EQM regardless of the capacity that we actually use during each month, and we are generally obligated to pay a fixed, monthly charge, at an amount agreed upon in the contract. Because these obligations involve significant long-term financial and other commitments on our part, they could reduce our cash flow during periods of low prices for natural gas, NGLs and oil when we may have lower volume of natural gas and NGLs and therefore less of a need for capacity and storage, or the market prices for such pipeline and storage capacity services may be lower than what we are contractually obligated to pay to EQM.

Further, the Consolidated GGA provides for a reduced fee structure for the gathering and compression fees charged by EQM; however this new fee structure does not take effect until the Mountain Valley Pipeline's in-service date. There can be no assurance that the in-service date of the Mountain Valley Pipeline will not be delayed, or that the project will not be cancelled entirely, which would consequently delay, possibly indefinitely, the effective date of the fee reductions contemplated in the Consolidated GGA. Neither Equitrans Midstream nor EQM is under any obligation to renegotiate their contracts with us, including the Consolidated GGA, in the event of a prolonged depressed commodity price environment or if the Mountain Valley Pipeline's in-service date is delayed. We have recorded in our Consolidated Balance Sheet a contract asset of $410 million representing the estimated fair value of the rate relief provided by the Consolidated GGA that would be realized beginning with the Mountain Valley Pipeline’s in-service date. We review the contract asset for indications of impairment when events or circumstances indicate the carrying value may not be recoverable. Future delays in the Mountain Valley Pipeline's in-service date may affect our ability to fully realize the value we recorded as a contract asset for the rate relief associated with the Consolidated GGA, which could adversely affect our results of operations in future periods.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, in recent years several regulations at the federal and state level have been adopted, and more are being considered, to regulate the emission of carbon dioxide, methane and other GHGs.

In February 2021, the U.S. formally rejoined the Paris Agreement, an international treaty signed by nearly 200 counties which calls for countries to set their own GHG emissions targets and to be transparent about the measures they will implement to achieve their GHG emissions targets. In furtherance of the objectives of the Paris Agreement, in April 2021, the Biden Administration announced goals aimed at reducing the U.S.’s GHG emissions by 50-52% (compared to 2005 levels) by 2030. The federal government has correspondingly instituted several regulations and initiatives in alignment with the goal of reducing the U.S.’s GHG emissions.

In June 2021, President Biden signed legislation reinstituting regulations which were previously repealed by the Trump Administration establishing NSPS for methane and VOC from new and modified oil and natural gas production and natural gas processing and transmission facilities. Additionally, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet "best available control technology" standards that will be established by the states or, in some cases, by the EPA on a case‑by‑case basis. Furthermore, in November 2021, the EPA announced proposed rules expanding upon the NSPS rule which, if instituted, would establish standards for existing wells, impose more frequent and stringent leak monitoring, and mandate that all pneumatic controllers have zero emissions.

Separately, there have also been several instances of proposed legislation at the federal level which seek to impose a fee on methane emissions. Most recently, in November 2021, the U.S. House of Representatives passed a budget reconciliation bill known as the Build Back Better Act. The version of the bill approved by the House includes a provision that would impose charges on oil and gas facilities for their methane emissions. Under the bill, the EPA would levy "methane fees" starting at $900 per ton in 2023, increasing to $1,200 in 2024 and then $1,500 in 2025 and each year thereafter. The fee would apply to each ton of methane emissions in excess of 0.20% of the gas sold by the facility. The bill is currently under review by the U.S. Senate, and it is unclear at this time as to what the final terms of any proposed methane fee may be.

These federal rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits. Additionally, to the extent a fee on methane and/or carbon emissions is approved at the federal level, we, the utilities that purchase our natural gas, and/or the consumers of our natural gas and other hydrocarbons may bear increased costs associated with such fees, which may lead to an increase in our operating costs and/or a decrease in the demand for our produced hydrocarbons.

At the state level, several states including Pennsylvania have proceeded with a number of state and regional efforts aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In October 2019, Pennsylvania Governor Tom Wolf signed an Executive Order directing the PADEP to draft regulations establishing a cap-and-trade program under its existing authority to regulate air emissions, with the intent of enabling Pennsylvania to join RGGI, a multi-state regional cap-and-trade program comprised of several Eastern U.S. states. In September 2020, the EQB approved promulgation of the RGGI regulation, and a public comment period and hearings regarding the regulation commenced at the end of 2020. In September 2021, Pennsylvania’s Independent Regulatory Review Commission adopted a regulation approving Pennsylvania’s participation in RGGI; however, in October 2021 the Pennsylvania Senate approved a resolution to block the state's participation in RGGI, and such resolution was subsequently approved by the Pennsylvania House in December 2021. On January 10, 2022, Governor Wolf vetoed the Senate's resolution, and as a result, it is likely that Pennsylvania will join RGGI in 2022 unless the Pennsylvania legislature overrides the Governor's veto by the vote of two-thirds of the members of each of the Pennsylvania House and Senate. In the event that Pennsylvania ultimately becomes a member of RGGI, it will result in increased operating costs if we are required to purchase emission allowances in connection with our operations.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts, and other extreme climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets or affect the availability of water and thus could have an adverse effect on our exploration and production operations. See "Business-Regulation-Environmental, Health and Safety Regulation" for more information.

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

Members of Congress periodically introduce legislation to revise U.S. federal income tax laws which could have a material impact on us. The most significant potential tax law changes that could impact us include increases in the regular income tax rate, a new minimum tax based on net income, a new excise tax on stock repurchases, the repeal of expensing intangible drilling costs or percentage depletion, the repeal of like-kind exchange tax deferral rules on real property and further limited deductibility of interest expense, any of which could adversely impact our current and deferred federal and state income tax liabilities. Most recently, in November 2021, the U.S. House passed the Build Back Better Act, which includes some, but not all, of these proposals. The bill is currently under review by the U.S. Senate, and, it is unclear at this time, what, if any, changes to the tax laws applicable to us will be enacted. State and local taxing authorities in jurisdictions in which we operate or own assets may enact new taxes, such as the imposition of a severance tax on the extraction of natural resources in states in which we produce natural gas, NGLs and oil, or change the rates of existing taxes, which could adversely impact our earnings, cash flows and financial position.

Our hedging activities are subject to numerous and evolving financial laws and regulations which could inhibit our ability to effectively hedge our production against commodity price risk or increase our cost of compliance.

We use financial derivative instruments to hedge the impact of fluctuations in natural gas, NGLs and oil prices on our results of operations and cash flows. In 2010, Congress adopted the Dodd-Frank Act, which established federal oversight and regulation of the OTC derivative market and entities, such as us, that participate in that market. The Dodd-Frank Act required the CFTC, the SEC and certain federal agencies that regulate the banking and insurance sectors (Prudential Regulators) to promulgate rules and regulations implementing the legislation. Among other things, the Dodd-Frank Act established margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail their derivative activities. Although some of the rules necessary to implement the Dodd-Frank Act have yet to be adopted, the CFTC, the SEC and Prudential Regulators have issued numerous rules, including the End-User Exception, which exempts certain "end-users" from having to comply with mandatory clearing, a Margin Rule mandating margining for certain uncleared swaps, and a Position Limits Rule imposing federal position limits on certain futures contracts relating to energy products, including natural gas.

We qualify as a "non-financial entity" for purposes of the End-User Exception and, as such, we are eligible for such exception. As a result, our hedging activities are not subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing, although we are subject to certain recordkeeping and reporting obligations associated with such rule. We also qualify as a "non-financial end user" for purposes of the Margin Rule; therefore, our uncleared swaps are not subject to regulatory margin requirements. Finally, we believe that the majority, if not all, of our hedging activities constitute bona fide hedging under the Position Limits Rule and are not materially impacted by the limitations under such rule. However, many of our hedge counterparties and other market participants are not eligible for the End-User Exception, are subject to mandatory clearing and the Margin Rule for swaps with some or all of their other swap counterparties, and may be subject to the Position Limits Rule, which may affect the pricing and/or availability of derivatives for us. In addition, the European Union and other non-U.S. jurisdictions have enacted laws and regulations related to derivatives (collectively, Foreign Regulations) which apply to our transactions with counterparties subject to such Foreign Regulations.

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

We use hydraulic fracturing in the completion of our wells. Hydraulic fracturing typically is regulated by state natural gas and oil commissions, but the EPA prohibits the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Certain governmental reviews have been conducted or are underway that focus on the environmental aspects of hydraulic fracturing practices. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have sought to ban hydraulic fracturing altogether. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from constructing wells. See "Business-Regulation-Environmental, Health and Safety Regulation" for more information.

Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.

We may incur significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our exploration, development and production activities. These delays, costs and liabilities could arise under a wide range of federal, state and local laws and regulations relating to protection of the environment and occupational health and workplace safety, including regulations and enforcement policies that have tended to become increasingly strict over time, resulting in longer waiting periods to receive permits and other regulatory approvals. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of clean-up and site restoration costs and liens, and, in some instances, issuance of orders or injunctions limiting or requiring discontinuation of certain operations.

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

In addition, new or additional laws and regulations, new interpretations of existing requirements or changes in enforcement policies could impose unforeseen liabilities, significantly increase compliance costs or result in delays of, or denial of rights to conduct, our development programs. For example, in June 2015, the EPA and the Corps issued a rule under the CWA defining the scope of the EPA's and the Corps' jurisdiction over WOTUS, which never took effect before being replaced by the NWPR in December 2019. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In addition, in an April 2020 decision further defining the scope of the CWA, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The Court rejected the EPA and Corps’ assertion that groundwater should be totally excluded from the CWA. The EPA is undergoing a rulemaking process to redefine the definition of waters of the United States; in the interim, the EPA is using the pre-2015 definition. To the extent a new rule or further litigation expands the scope of the CWA's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which in turn could materially adversely affect our results of operations and financial position. Further, the discharges of natural gas, NGLs, oil, and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties.

Regulations related to the protection of wildlife could adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Our operations can be adversely affected by regulations designed to protect various wildlife, including threatened and endangered species and their critical habitat. The implementation of measures to protect wildlife or the designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in constraints on our exploration and production activities. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

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

If there is a later determination that our spin-off of Equitrans Midstream or certain related transactions are taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling and/or opinion of counsel are incorrect or for any other reason, significant liabilities could be incurred by us, our shareholders or Equitrans Midstream.

In connection with our 2018 spin-off of Equitrans Midstream as a separate, publicly-traded company, we obtained a private letter ruling from the IRS and an opinion of outside counsel regarding the qualification of the Distribution (defined and discussed in Note 9 to the Consolidated Financial Statements), together with certain related transactions, as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code, as amended, and certain other U.S. federal income tax matters relating to the Distribution and certain related transactions. The IRS private letter ruling and the opinion of counsel are based on and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of us and Equitrans Midstream, including those relating to the past and future conduct of us and Equitrans Midstream. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Equitrans Midstream breach any representations or covenants contained in any of the spin-off-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion of counsel, we and our shareholders may not be able to rely on the IRS private letter ruling or the opinion of counsel.

Notwithstanding receipt of the IRS private letter ruling and the opinion of counsel, the IRS could determine on audit that the Distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling was based are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the ruling or for other reasons. An opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in such opinion of counsel. Accordingly, notwithstanding receipt of the IRS private letter ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution and/or certain related transactions should be treated as taxable transactions or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, Equitrans Midstream and our shareholders could be subject to material U.S. federal and state income tax liabilities. In connection with the spin-off, we and Equitrans Midstream entered into a tax matters agreement, which described the sharing of any such liabilities between us and Equitrans Midstream.

We are a significant shareholder of Equitrans Midstream and the value of our investment in Equitrans Midstream may fluctuate substantially.

Following the spin-off of Equitrans Midstream, we retained approximately 19.9% of the outstanding shares of Equitrans Midstream's common stock. On February 26, 2020, we entered into share purchase agreements with Equitrans Midstream to sell approximately 50% of our equity interest in Equitrans Midstream to Equitrans Midstream (the Equitrans Share Exchange) in exchange for a combination of cash and fee relief under our gathering agreements with EQM. We subsequently sold additional shares of our retained interest in Equitrans Midstream through open market sales and we currently own 22,796,026 shares of Equitrans Midstream's common stock. The value of our investment in Equitrans Midstream may be adversely affected by negative changes in its results of operations, cash flows and financial position, which may occur as a result of the many risks attendant with operating in the midstream industry, including loss of gathering and transportation volume, the effect of laws and regulations on the operation of its business and development of its assets, increased competition, loss of contracted volume, adverse rate-making decisions, policies and rulings by the FERC, pipeline safety rulemakings initiated or finalized by the Department of Transportation's Pipeline and Hazardous Materials Safety Administration, delays in the timing of, or the failure to complete, expansion projects, lack of access to capital and operating risks and hazards.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

See Item 1., "Business" for a description of our properties. Our corporate headquarters is located in leased office space in Pittsburgh, Pennsylvania. We also own or lease office space in Pennsylvania, West Virginia and Texas.

Item 3.        Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We accrue legal and other direct costs related to loss contingencies when actually incurred. We have established reserves in amounts that we believe to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, we believe that the ultimate outcome of any pending matter involving us will not materially affect our financial position, results of operations or liquidity.

Environmental Proceedings

Produced Water Release, Washington County, Pennsylvania. In December 2021, we discovered a produced water leak associated with a Gas Processing Unit (GPU) disposal line at one of our well pad sites located in Washington County, Pennsylvania. We self-reported the release to the PADEP spill hotline on December 4, 2021 and initiated cleanup of the released produced water. The initial release was determined to be in excess of one barrel and we entered the remediation project into PADEP's Land Recycling and Environmental Remediation Act 2 Program (Act 2) for voluntary cleanup. In January 2022, we determined the release was larger than initially discovered and we disclosed this information to PADEP on January 14, 2022. Site characterization of the release is ongoing and upon completion, we intend to initiate the remediation according to PADEP's Act 2 guidelines. While we anticipate that the penalties related to this matter will exceed $300,000, we expect that the resolution of this matter will not have a material impact on our financial condition, results of operations or liquidity.

Other Legal Proceedings

Mary Farr Secrist, et al. v. EQT Production Company, et al., Circuit Court of Doddridge County, West Virginia. On May 2, 2014, royalty owners whose predecessors had entered into a 960-acre lease (the Stout Lease) and several additional leases comprising 6,356-acres (the Cities Services Lease) with EQT Production Company's predecessor, each covering acreage in Doddridge County, West Virginia, filed a complaint in the Circuit Court of Doddridge County, West Virginia. The complaint alleged that EQT Production Company and a number of related companies, including EQT Corporation, EQT Gathering, LLC, EQT Energy, LLC, and EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC, the general partner of our former midstream affiliate), underpaid on royalties for gas produced under the leases and took improper post-production deductions from the royalties paid. With respect to the Stout Lease, the plaintiffs also asserted that we committed a trespass by drilling on the leased property, claiming that we had no right under the lease to drill in the Marcellus Shale formation. The plaintiffs also asserted claims for fraud, slander of title, punitive damages, pre-judgment interest and attorneys' fees. The plaintiffs sought more than $100 million in compensatory damages for the trespass claim under the Stout Lease and approximately $20 million for insufficient royalties under both the Stout Lease and the Cities Services Lease, in addition to punitive damages and other relief. On June 27, 2018, the Court held that EQT Production Company and its marketing affiliate EQT Energy, LLC are alter egos of one another and that royalties paid under the leases should have been based on the price of gas produced under the leases when sold to unaffiliated third parties, and not on the price when the gas was sold from EQT Production Company to EQT Energy, LLC. Further, on January 14, 2019, the Court entered an Order granting the plaintiffs' motion for summary judgment and declaring that we did not have the right to drill in the Marcellus Shale formation under the Stout Lease. The Court also ruled that seven of our wells that have been producing gas under the Stout Lease are trespassing, and that a jury will determine whether the trespass was willful or innocent. On February 27, 2019, we filed a motion seeking permission to immediately appeal the trespass Order to the West Virginia Supreme Court; however, the motion was denied on March 25, 2019, and the Court continued the trial to September 2019. On May 28, 2019, the Court entered an Order excluding certain of our costs that could have otherwise offset any damages for innocent trespass under the Stout Lease. On August 8, 2019, we reached a settlement with the plaintiffs to resolve all claims under the Stout Lease and the Cities Services Lease for $54 million plus lease modifications to address the trespass issue and the calculation of future royalty payments under the leases. We paid $51 million of the settlement in October 2019 and the remaining $3 million of the settlement in January 2020, and the Stout Lease was subsequently amended to address the terms agreed to with the plaintiffs under the settlement. On October 7, 2020, the plaintiffs filed a motion to amend their complaint and to stay entry of an Order of Dismissal. On January 14, 2021, we filed a motion to enforce the settlement agreed to with the plaintiffs and to seek sanctions. All motions are pending.

Item 4.        Mine Safety Disclosures

Not Applicable.

Information about our Executive Officers (as of February 10, 2022)

Name and Age	Current Title (Year Initially Elected an Executive Officer)	Business Experience
Tony Duran (43)	Chief Information Officer (2019)	Mr. Duran was appointed as the Chief Information Officer of EQT Corporation in July 2019. Prior to joining EQT Corporation, Mr. Duran ran PH6 Labs, a technology incubator he founded, from December 2017 to July 2019. Prior to that, he served as the Chief Information Officer of Rice Energy Inc. (independent natural gas and oil company acquired by EQT Corporation in November 2017) from January 2016 to November 2017; and as the Interim Chief Information Officer of Express Energy Services (oilfield services company for well construction and well testing services) from September 2015 to December 2015. Additionally, Mr. Duran held various positions at National Oilwell Varco (multinational corporation that provides equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry) from May 2002 to August 2015, where he last held the role of Assistant Chief Information Officer.
Lesley Evancho (44)	Chief Human Resources Officer (2019)	Ms. Evancho was appointed as the Chief Human Resources Officer of EQT Corporation in July 2019. Prior to joining EQT Corporation, Ms. Evancho served as Vice President, Global Talent Management at Westinghouse Electric Company, LLC (nuclear power, fuel and services company) from April 2019 to July 2019; Senior Director, Human Resources at Thermo Fisher Scientific, Inc. (biotechnology product development company) from August 2018 to March 2019; Vice President, Human Resources at Edward Marc Brands (food services company) from March 2018 to August 2018; and Vice President, Human Resources at Rice Energy Inc. from April 2017 to November 2017. Additionally, Ms. Evancho served as Global Director, Talent Management at MSA Safety, Inc. (manufacturer of industrial safety equipment) from November 2011 to April 2017.
Todd M. James (39)	Chief Accounting Officer (2019)	Mr. James was appointed as the Chief Accounting Officer of EQT Corporation in November 2019. Prior to joining EQT Corporation, Mr. James served as the Corporate Controller and Chief Accounting Officer of L.B. Foster Company (manufacturer and distributor of products and services for transportation and energy infrastructure) from April 2018 to October 2019. Prior to that he served as the Senior Director, Technical Accounting and Financial Reporting at Rice Energy Inc. from December 2014 through its acquisition by EQT Corporation in November 2017 and until February 2018. Prior to joining Rice Energy, Mr. James was a Senior Manager, Assurance at PricewaterhouseCoopers LLP (public accounting firm), where he worked from August 2005 to November 2014.
William E. Jordan (41)	Executive Vice President, General Counsel and Corporate Secretary (2019)
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

David M. Khani (58)	Chief Financial Officer (2020)	Mr. Khani was appointed as the Chief Financial Officer of EQT Corporation in January 2020. Prior to joining EQT Corporation, Mr. Khani served as the Executive Vice President and Chief Financial Officer of CONSOL Energy (energy company primarily focused on developing coal interests), from March 2013 to December 2019; and as Vice President, Finance at CONSOL Energy from September 2011 to March 2013. In addition, Mr. Khani served as Chief Financial Officer and as a member of the Board of Directors of CONE Midstream LLC (midstream services affiliate of CONSOL Energy) from September 2014 to January 2018; as a member of the Board of Directors of CNX Coal Resources (coal mining affiliate of CONSOL Energy) from July 2015 to August 2017; and as Chief Financial Officer and as a member of the Board of Directors of CONSOL Coal Resources (coal mining affiliate of CONSOL Energy) from August 2017 to December 2019.
Toby Z. Rice (40)	President and Chief Executive Officer (2019)	Mr. Rice was appointed as President and Chief Executive Officer of EQT Corporation in July 2019, when he also was elected to EQT Corporation's Board of Directors. Mr. Rice has served as a Partner at the Rice Investment Group, a multi-strategy fund investing in all verticals of the oil and gas sector, since May 2018. From October 2014 until its acquisition by EQT Corporation in November 2017, Mr. Rice was President and Chief Operating Officer of Rice Energy Inc. and served on the Board of Directors of Rice Energy Inc. from October 2013 to November 2017. Prior to that, he served in a number of positions with Rice Energy, its affiliates and predecessor entities beginning in February 2007, including as President and Chief Executive Officer of a predecessor entity from February 2008 through September 2013. Mr. Rice is the brother of Daniel J. Rice IV, a member of EQT Corporation's Board of Directors since November 2017.
All executive officers have either elected to participate in the EQT Corporation Executive Severance Plan, which includes confidentiality and non-compete provisions, or executed non-compete agreements with EQT Corporation, and each of the executive officers serve at the pleasure of our Board of Directors. Officers are elected annually to serve during the ensuing year or until their successors are elected and qualified, or until death, resignation or removal.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "EQT."

As of February 4, 2022, there were 1,927 shareholders of record of our common stock.

On February 3, 2022, our Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on March 1, 2022, to shareholders of record at the close of business on February 14, 2022.

The amount and timing of dividends declared and paid by us, if any, are subject to the discretion of our Board of Directors and depends on business conditions, such as our results of operations and financial condition, strategic direction and other factors. Our Board of Directors have the discretion to change the annual dividend rate at any time for any reason.

Recent Sales of Unregistered Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended December 31, 2021.

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under plans or programs
October 1, 2021 – October 31, 2021	—	—	—	—
November 1, 2021 – November 30, 2021	—	—	—	—
December 1, 2021 – December 31, 2021	1,361,668	$21.56	1,361,668	$970,641,996
Total	1,361,668		1,361,668

(a)Excludes any fees, commissions or other expenses associated with the share repurchases.
(b)On December 13, 2021, we announced that our Board of Directors approved a share repurchase program to repurchase shares of our outstanding common stock for an aggregate purchase price up to $1 billion, excluding fees, commissions and expenses. Pursuant to the share repurchase authority, we may repurchase shares from time to time in open market or in privately negotiated transactions. The share repurchase authority does not obligate us to acquire any specific number of shares, was effective immediately and is valid through December 31, 2023. As of December 31, 2021, we had purchased shares for an aggregate purchase price of $29.4 million, excluding fees, commissions and expenses, under this authorization since its inception. The total number of shares purchased and the approximate dollar value of shares that may yet be purchased under our repurchase authority reported reflect shares purchased in December 2021 (based on the trade date) that did not settle until January 2022.

Stock Performance Graph

The following graph compares the most recent cumulative five-year total return provided to shareholders of our common stock relative to the cumulative five-year total returns of the S&P 500 Index, the S&P MidCap 400 Index and two customized peer groups, the 2020 Self-Constructed Peer Group and 2021 Self-Constructed Peer Group, whose company composition is discussed in footnotes (a) and (b), respectively, below. Our common stock was included in the S&P 500 Index until the Separation (defined and discussed in Note 9 to the Consolidated Financial Statements) and Distribution in 2018, following which our common stock was added to the S&P MidCap 400 Index. We have presented both indices for comparison in the following graph. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the S&P 500 Index, the S&P MidCap 400 Index and in each of the peer groups on December 31, 2016 and its relative performance is tracked through December 31, 2021. Historical prices prior to the Separation and Distribution have been adjusted to reflect the value of the Separation and Distribution. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
EQT Corporation
S&P 500
S&P Midcap 400
2020 Self-Constructed Peer Group
2021 Self-Constructed Peer Group

*$100 invested on 12/31/16 in stock, index, or peer group, including reinvestment of dividends.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All right reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
EQT Corporation	$100.00	$87.43	$53.52	$31.14	$36.51	$62.65
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P MidCap 400 Index	100.00	116.24	103.36	130.44	148.26	184.96
2020 Self-Constructed Peer Group (a)	100.00	83.12	56.33	39.36	41.95	71.12
2021 Self-Constructed Peer Group (b)	100.00	88.70	56.49	50.76	34.79	77.19

(a)The 2020 Self-Constructed Peer Group includes the following eight companies: Antero Resources Corp., Chesapeake Energy Corp., CNX Resources Corp., Comstock Resources, Inc., Coterra Energy Inc. (formerly Cabot Oil & Gas Corp.), Gulfport Energy Corp., Range Resources Corp. and Southwestern Energy Co. The 2020 Self-Constructed Peer Group is comprised of the companies included in our 2020 performance peer group, as selected by the Management Development and Compensation Committee of the Board of Directors for purposes of evaluating our relative total shareholder return under the 2020 Incentive Performance Share Unit Program.
(b)The 2021 Self-Constructed Peer Group includes the following eleven companies: Antero Resources Corp., Apache Corp., CNX Resources Corp., Comstock Resources, Inc., Continental Resources, Inc., Coterra Energy Inc., Devon Energy Corp., Murphy Oil Corp., Ovintiv Inc., Range Resources Corp. and Southwestern Energy Co. The 2021 Self-Constructed Peer Group is comprised of the companies included in our 2021 performance peer group (with the exception of Cimarex Energy Co., which was excluded for purposes of the stock performance graph because it was acquired by Cabot Oil & Gas Corp. in October 2021 thereby forming Coterra Energy Inc.), as selected by the Management Development and Compensation Committee of the Board of Directors for purposes of evaluating our relative total shareholder return under the 2021 Incentive Performance Share Unit Program.

Item 6.        [Reserved]

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Item 8., "Financial Statements and Supplementary Data."

Consolidated Results of Operations

Net loss attributable to EQT Corporation for 2021 was $1,156 million, $3.58 per diluted share, compared to net loss attributable to EQT Corporation for 2020 of $967 million, $3.71 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges, increased depreciation and depletion, increased transportation and processing and the gain on the Equitrans Share Exchange (defined and discussed in Note 5 to the Consolidated Financial Statements) recognized in the first quarter of 2020, partly offset by increased sales of natural gas, NGLs and oil, the income from investments, higher income tax benefit and the gain on sale/exchange of long-lived assets.

Results of operations for 2021 include the results of approximately six months of our operation of assets acquired in the Alta Acquisition, which closed in July 2021, the results of a full year of our operation of assets acquired from Chevron U.S.A. Inc. (the Chevron Acquisition), which closed in November 2020, and nine months of our operation of assets acquired from Reliance Marcellus, LLC (the Reliance Asset Acquisition). See Note 6 to the Consolidated Financial Statements for further discussion of the Alta Acquisition, Chevron Acquisition and Reliance Asset Acquisition.

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference, for discussion and analysis of consolidated results of operations for the year ended December 31, 2019.

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

	Years Ended December 31,
	2021	2020

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	1,746,317	1,418,774
NYMEX price ($/MMBtu)	$3.97	$2.09
Btu uplift	0.20	0.11
Natural gas price ($/Mcf)	$4.17	$2.20

Basis ($/Mcf) (a)	$(0.63)	$(0.47)
Cash settled basis swaps not designated as hedges ($/Mcf)	(0.07)	0.05
Average differential, including cash settled basis swaps ($/Mcf)	$(0.70)	$(0.42)

Average adjusted price ($/Mcf)	$3.47	$1.78
Cash settled derivatives not designated as hedges ($/Mcf)	(1.09)	0.59
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.38	$2.37

Natural gas sales, including cash settled derivatives	$4,153,221	$3,359,583

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	64,202	44,702
Sales volume (Mbbl)	10,700	7,451
Price ($/Bbl)	$44.50	$20.51
Cash settled derivatives not designated as hedges ($/Bbl)	(12.32)	(0.12)
Average price, including cash settled derivatives ($/Bbl)	$32.18	$20.39
NGLs sales	$344,260	$151,877
Ethane:
Sales volume (MMcfe) (b)	37,548	29,489
Sales volume (Mbbl)	6,258	4,914
Price ($/Bbl)	$8.85	$3.48
Ethane sales	$55,393	$17,085
Oil:
Sales volume (MMcfe) (b)	9,750	4,827
Sales volume (Mbbl)	1,625	804
Price ($/Bbl)	$56.82	$25.57
Oil sales	$92,334	$20,574

Total liquids sales volume (MMcfe) (b)	111,500	79,018
Total liquids sales volume (Mbbl)	18,583	13,169
Total liquids sales	$491,987	$189,536

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$4,645,208	$3,549,119
Total sales volume (MMcfe)	1,857,817	1,497,792
Average realized price ($/Mcfe)	$2.50	$2.37

(a)Basis represents the difference between the ultimate sales price for natural gas, including the effects of delivered price benefit or deficit associated with our firm transportation agreements, and the NYMEX natural gas price.
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

	Years Ended December 31,
	2021	2020

	(Thousands, unless otherwise noted)
Total operating revenues	$3,064,663	$3,058,843
Add (deduct):
Loss (gain) on derivatives not designated as hedges	3,775,042	(400,214)
Net cash settlements (paid) received on derivatives not designated as hedges	(2,091,003)	897,190
Premiums (paid) received for derivatives that settled during the period	(67,809)	1,630
Net marketing services and other	(35,685)	(8,330)
Adjusted operating revenues, a non-GAAP financial measure	$4,645,208	$3,549,119

Total sales volume (MMcfe)	1,857,817	1,497,792
Average realized price ($/Mcfe)	$2.50	$2.37

Sales Volume and Revenues

	Years Ended December 31,
	2021	2020	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	1,684,673	1,314,801	369,872	28.1
Ohio Utica	163,775	177,864	(14,089)	(7.9)
Other	9,369	5,127	4,242	82.7
Total sales volume	1,857,817	1,497,792	360,025	24.0

Average daily sales volume (MMcfe/d)	5,090	4,092	998	24.4

Operating revenues:
Sales of natural gas, natural gas liquids and oil	$6,804,020	$2,650,299	$4,153,721	156.7
(Loss) gain on derivatives not designated as hedges	(3,775,042)	400,214	(4,175,256)	(1,043.3)
Net marketing services and other	35,685	8,330	27,355	328.4
Total operating revenues	$3,064,663	$3,058,843	$5,820	0.2

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for 2021 compared to 2020 due to increased sales volume and a higher average realized price.

Sales volume increased primarily as a result of sales volume increases of 170 Bcfe from the assets acquired in the Alta Acquisition, sales volume increases of 127 Bcfe from the assets acquired in the Chevron Acquisition, prior year sales volume decreases of 46 Bcfe from the 2020 Strategic Production Curtailments and sales volume increases as a result of the Reliance Asset Acquisition and from wells turned in-line during 2021, partly offset by sales volume decreases 9 Bcfe from the 2020 Divestiture (defined in Note 8 to the Consolidated Financial Statements).

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

Average realized price increased due to higher NYMEX prices and higher liquids prices, partly offset by lower cash settled derivatives and unfavorable differential. For 2021 and 2020, we paid $2,091.0 million and received $897.2 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

(Loss) gain on derivatives not designated as hedges. For 2021 and 2020, we recognized a loss of $3,775.0 million and a gain of $400.2 million, respectively, on derivatives not designated as hedges. The loss for 2021 was related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices. The gain for 2020 was related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for 2021 compared to 2020 due primarily to the liquids uplift realized on gas purchased at the wellhead from other operators and third-party gathering revenues recognized on the midstream assets acquired in the Alta Acquisition.

Operating Expenses

The following table presents information on our production-related operating expenses.

	Years Ended December 31,
	2021	2020	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$1,228,153	$1,068,590	$159,563	14.9
Transmission	525,811	506,668	19,143	3.8
Processing	188,201	135,476	52,725	38.9
Lease operating expenses (LOE)	126,640	109,027	17,613	16.2
Production taxes	98,639	46,376	52,263	112.7
Exploration	24,403	5,484	18,919	345.0
Selling, general and administrative	196,315	174,769	21,546	12.3

Production depletion	$1,658,113	$1,375,542	$282,571	20.5
Other depreciation and depletion	18,589	17,923	666	3.7
Total depreciation and depletion	$1,676,702	$1,393,465	$283,237	20.3

Per Unit ($/Mcfe):
Gathering	$0.66	$0.71	$(0.05)	(7.0)
Transmission	0.28	0.34	(0.06)	(17.6)
Processing	0.10	0.09	0.01	11.1
LOE	0.07	0.07	—	—
Production taxes	0.05	0.03	0.02	66.7
Exploration	0.01	—	0.01	100.0
Selling, general and administrative	0.11	0.12	(0.01)	(8.3)
Production depletion	0.89	0.92	(0.03)	(3.3)

Gathering. Gathering expense increased on an absolute basis for 2021 compared to 2020 due to increased sales volume. Gathering expense decreased on a per Mcfe basis for 2021 compared to 2020 due primarily to the lower gathering rate structures on the assets acquired in the Chevron Acquisition and Alta Acquisition and increased sales volume, which resulted in our utilization of lower overrun rates as part of the Consolidated GGA (defined and discussed in Note 5 to the Consolidated Financial Statements).

Transmission. Transmission expense increased on an absolute basis for 2021 compared to 2020 due primarily to additional capacity acquired as part of the Alta Acquisition. Transmission expense decreased on a per Mcfe basis for 2021 compared to 2020 due primarily to increased sales volume from the Chevron Acquisition and Alta Acquisition, which have a lower average transmission expense per Mcfe when compared to our historical transmission portfolio.

Processing. Processing expense increased on an absolute and per Mcfe basis for 2021 compared to 2020 due to increased liquid sales volume as a result of increased development of liquids-rich areas and increased processed volume from the Chevron Acquisition.

LOE. LOE increased on an absolute basis for 2021 compared to 2020 due primarily to additional lease operating costs as a result of the Alta Acquisition and Chevron Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for 2021 compared to 2020 due to increased West Virginia severance taxes, which resulted primarily from higher prices, and increased Pennsylvania impact fees, which resulted from higher prices and additional wells acquired in the Alta Acquisition and Chevron Acquisition.

Exploration. Exploration expense increased on an absolute and per Mcfe basis for 2021 compared to 2020 due primarily to our purchase of seismic data following the completion of the Alta Acquisition.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for 2021 compared to 2020 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards as well as higher litigation expense. Selling, general and administrative expense decreased on a per Mcfe basis for 2021 compared to 2020 due primarily to increased sales volumes and nominal incremental selling, general and administrative spend with respect to the Alta Acquisition and Chevron Acquisition.

Depreciation and depletion. Production depletion expense increased on an absolute basis for 2021 compared to 2020 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for 2021 compared to 2020 due to a lower annual depletion rate.

Amortization of intangible assets. Amortization of intangible assets for 2020 was $26.0 million. Our intangible assets were fully amortized in November 2020.

(Gain) loss/impairment on sale/exchange of long-lived assets. During 2021, we recognized a gain on sale/exchange of long-lived assets of $21.1 million related primarily to changes in the fair value of the Contingent Consideration (defined and discussed in Note 8 to the Consolidated Financial Statements) from the 2020 Divestiture. During 2020, we recognized a loss on sale/exchange of long-lived assets of $100.7 million, of which $61.6 million related to the 2020 Asset Exchange Transactions (defined and discussed in Note 7 to the Consolidated Financial Statements) and $39.1 million related to asset sales, including the 2020 Divestiture.

Impairment of intangible and other assets. During the fourth quarter of 2020, we recognized impairment of $34.7 million, of which $22.8 million related to our assessment that the fair values of certain of our right-of-use lease assets were less than their carrying values and $11.9 million related to impairments of certain of our non-operating receivables as a result of expected credit losses.

Impairment and expiration of leases. During 2021 and 2020 we recognized impairment and expiration of leases of $311.8 million and $306.7 million, respectively, related to impairment and expiration of leases that we no longer expect to develop based on our development strategy.

Other operating expenses. Other operating expenses for 2021 of $70.1 million were attributable primarily to transaction costs associated with the Alta Acquisition and Chevron Acquisition. Other operating expenses for 2020 of $28.5 million were attributable primarily to transactions, changes in legal reserves, including settlements, and reorganization. See Note 1 to the Consolidated Financial Statements for a summary of other operating expenses.

Other Income Statement Items

Gain on Equitrans Share Exchange. During the first quarter of 2020, we recognized a gain on the Equitrans Share Exchange of $187.2 million. See Note 5 to the Consolidated Financial Statements.

(Income) loss from investments. For 2021, we recognized income on our investments in Equitrans Midstream and Laurel Mountain Midstream (see Note 6 to the Consolidated Financial Statements). Our investment in Equitrans Midstream fluctuates with changes in Equitrans Midstream's stock price, which was $10.34 and $8.04 as of December 31, 2021 and 2020, respectively. For 2020, we recognized a loss on our investment in Equitrans Midstream due to a decrease in Equitrans Midstream's stock price.

Dividend and other income. Dividend and other income decreased for 2021 compared to 2020 due primarily to lower dividends received from our investment in Equitrans Midstream driven by a decrease in the number of shares of Equitrans Midstream's common stock that we owned as well as a decrease in the dividend amount per share.

Loss on debt extinguishment. During 2021, we recognized a loss on debt extinguishment of $9.8 million due to fees incurred for a bridge-loan commitment related to the Alta Acquisition and the repayment of our 4.875% senior notes. During 2020, we recognized a loss on debt extinguishment of $25.4 million related to the repayment of all or a portion of our 4.875% senior notes, 2.50% senior notes, 3.00% senior notes, floating rate notes and term loan facility. See Note 10 to the Consolidated Financial Statements.

Interest expense. Interest expense increased for 2021 compared to 2020 due to increased interest incurred on new debt related to the Chevron Acquisition and Alta Acquisition, increased amortization expense due primarily to our convertible debt and higher periodic borrowings under our credit facility. See Note 10 to the Consolidated Financial Statements.

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

Known Contractual and Other Obligations; Planned Capital Expenditures

Purchase obligations. We have commitments for demand charges under existing long-term contracts and binding precedent agreements with various pipelines, some of which extend up to 20 years or longer. We have entered into agreements to release some of our capacity under these long-term contracts. We also have commitments for processing capacity in order to extract heavier liquid hydrocarbons from the natural gas stream. Aggregate future payments for these items as of December 31, 2021 were $23.8 billion, composed of $1.7 billion in 2022, $1.8 billion in 2023, $1.8 billion in 2024, $1.8 billion in 2025, $1.7 billion in 2026 and $15.0 billion thereafter (primarily in 2027 through 2042).

In addition, we have commitments to pay for services and materials related to our operations, which primarily include minimum volume commitments to obtain water services and electric hydraulic fracturing services and commitments to purchase equipment, materials and sand. As of December 31, 2021, future commitments under these contracts were $135.6 million in 2022, $99.0 million in 2023, $47.5 million in 2024, $40.0 million in 2025, $40.0 million in 2026 and $178.3 million thereafter.

Contractual Commitments. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 10 to the Consolidated Financial Statements for further discussion of the contractual commitments under our debt agreements, including the timing of principal repayments.

Unrecognized Tax Benefits. As discussed further in Note 9 to the Consolidated Financial Statements, as of December 31, 2021, we had a total reserve for unrecognized tax benefits of $94.1 million and an additional reserve of $97.2 million that was offset against deferred tax assets for general business tax credit carryforwards and NOLs. We are currently unable to make reasonably reliable estimates of the period of cash settlement of these potential liabilities with taxing authorities.

Planned Capital Expenditures and Sales Volume. In 2022, we expect to spend approximately $1.30 to $1.45 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2022 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. Sales volume in 2022 is expected to be 1,950 to 2,050 Bcfe.

Operating Activities

Net cash provided by operating activities was $1,662 million for 2021 compared to $1,538 million for 2020. The increase was due primarily to higher cash operating revenues, partly offset by the cash settlements paid on derivatives not designated as hedges, higher cash operating expenses and income tax refunds received in the prior year.

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

Investing Activities

Net cash used in investing activities was $2,073 million for 2021 compared to $1,556 million for 2020. The increase was due primarily to higher cash paid for acquisitions and proceeds from the sale of assets in 2020.

The following table summarizes our capital expenditures.

	Years Ended December 31,
	2021	2020

	(Millions)
Reserve development	$828	$839
Land and lease (a)	144	121
Capitalized overhead	58	51
Capitalized interest	18	17
Other production infrastructure	47	40
Other corporate items	9	11
Total capital expenditures	1,104	1,079
Deduct: Non-cash items (b)	(49)	(37)
Total cash capital expenditures	$1,055	$1,042

(a)Capital expenditures attributable to noncontrolling interest were $9.6 million and $4.9 million for the years ended December 31, 2021 and 2020, respectively.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

Financing Activities

Net cash provided by financing activities was $506 million for 2021 compared to $32 million for 2020. For 2021, the primary source of financing cash flows was proceeds from the issuance of debt, and the primary uses of financing cash flows were net credit facility borrowings and repayment and retirement of debt. For 2020, the primary source of financing cash flows was proceeds from the issuance of debt and equity, and the primary use of financing cash flows was repayment and retirement of debt. See Note 10 to the Consolidated Financial Statements for further discussion of our debt.

On February 3, 2022, our Board of Directors declared a quarterly cash dividend of $0.125 per share, payable on March 1, 2022, to shareholders of record at the close of business on February 14, 2022.

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

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference, for discussion and analysis of operating, investing and financing activities for the year ended December 31, 2019.

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments at February 4, 2022. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Consolidated Financial Statements for a description of what is deemed investment grade.

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

As of February 4, 2022, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of February 4, 2022, such assurances could be up to approximately $1.1 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.8 billion in the aggregate.

During the third quarter of 2021, we amended agreements with six of our largest OTC hedge counterparties to permanently or temporarily reduce or eliminate our margin posting obligations associated with our OTC derivative instruments with such OTC hedge counterparties. The purpose of such amendments was to mitigate the amount of cash collateral that we would otherwise have been required to post based on current NYMEX strip pricing. As of February 4, 2022, our margin balance on our existing hedge portfolio, including both OTC and broker margin balances, was approximately $0.3 billion, compared to approximately $0.1 billion as of December 31, 2020, despite a significant increase in natural gas prices. See Notes 3 and 10 to the Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt-to-total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive loss. As of December 31, 2021, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 10 to the Consolidated Financial Statements for a discussion of borrowings under our credit facility.

Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions through 2024 as of February 4, 2022.

	Q1 2022 (a)	Q2 2022	Q3 2022	Q4 2022	2023	2024
Hedged Volume (MMDth)	355	329	287	287	858	16
Hedged Volume (MMDth/d)	3.9	3.6	3.1	3.1	2.4	—

Swaps (includes Futures)
Volume (MMDth)	289	296	254	232	166	2
Avg. Price ($/Dth)	$2.78	$2.63	$2.41	$2.36	$2.53	$2.67

Calls - Net Short
Volume (MMDth)	57	101	102	102	606	15
Avg. Short Strike ($/Dth)	$3.26	$3.00	$3.00	$3.00	$4.38	$3.11

Puts - Net Long
Volume (MMDth)	65	32	32	54	689	15
Avg. Long Strike ($/Dth)	$2.68	$2.68	$2.68	$2.68	$2.90	$2.45

Fixed Price Sales (b)
Volume (MMDth)	1	1	1	1	3	—
Avg. Price ($/Dth)	$2.38	$2.38	$2.38	$2.38	$2.38	$—

(a)January 1 through March 31.
(b)The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

For 2022, 2023 and 2024, we have natural gas sales agreements for approximately 18 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $2.84 and $3.21, respectively.

During the third and fourth quarters of 2021, we purchased $67 million of net winter calls to reposition our 2021 and 2022 hedge portfolio to enable incremental upside participation in rising natural gas prices and to further mitigate potential incremental margin posting requirements. As of December 31, 2021, the remaining positions cover approximately 45 net MMDth in the first quarter of 2022 and have been excluded from the table above.

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

Accounting for Gas, NGLs and Oil Producing Activities. We use the successful efforts method of accounting for our oil and gas producing activities. See Note 1 to the Consolidated Financial Statements for a discussion of the fair value measurement and any subsequent impairments of our proved and unproved oil and gas properties and other long-lived assets as well as evaluation of the recoverability of capitalized costs of unproved oil and gas properties.

We believe accounting for gas, NGLs and oil producing activities is a "critical accounting estimate" because the evaluations of impairment of proved properties involve significant judgment about future events, such as future sales prices of natural gas and NGLs and future production costs, as well as the amount of natural gas and NGLs recorded and timing of recoveries. Significant changes in these estimates could result in the costs of our proved and unproved properties not being recoverable; therefore, we would be required to recognize impairment. See "Impairment of Oil and Gas Properties" and Note 1 to the Consolidated Financial Statements for additional information on impairments of our proved and unproved oil and gas properties.

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

Our estimates of proved reserves are reassessed annually using geological, reservoir and production performance data. Reserve estimates are prepared by our engineers and audited by independent engineers. Revisions may result from changes in, among other things, reservoir performance, development plans, prices, operating costs, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in certain proved reserves due to reaching economic limits sooner. A material change in the estimated volume of reserves could have an impact on the depletion rate calculation and our Consolidated Financial Statements.

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

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our Consolidated Financial Statements or tax returns. See Note 1 to the Consolidated Financial Statements for a discussion of accounting policies related to income taxes and Note 9 to the Consolidated Financial Statements for a discussion of deferred tax assets, valuation allowances and the amount of financial statement benefit recorded for uncertain tax positions.

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

Derivative Instruments. We enter into derivative commodity instrument contracts primarily to reduce exposure to commodity price risk associated with future sales of natural gas production. See Note 4 to the Consolidated Financial Statements for a description of the fair value hierarchy. See also Note 5 to the Consolidated Financial Statements for a discussion of the derivative liability recorded in connection with the Equitrans Share Exchange. The values reported in the Consolidated Financial Statements change as these estimates are revised to reflect actual results or as market conditions or other factors, many of which are beyond our control, change.

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

Business Combinations. Accounting for a business combination requires a company to record the identifiable assets and liabilities acquired at fair value. In the third quarter of 2021, we completed the Alta Acquisition, and in the fourth quarter of 2020, we completed the Chevron Acquisition. See Note 6 to the Consolidated Financial Statements for a discussion of the most significant assumptions used to estimate the fair value of the assets and liabilities acquired.

We believe business combinations are "critical accounting estimates" because the valuation of acquired assets and liabilities involves significant judgment about future events. Future results of operations for any quarterly or annual period could be materially affected by changes in our assumptions.

Contingencies and Asset Retirement Obligations. We are involved in various legal and regulatory proceedings that arise in the ordinary course of business. We record a liability for contingencies based on our assessment that a loss is probable and the amount of the loss can be reasonably estimated. We consider many factors in making these assessments, including historical experience and matter specifics. Estimates are developed in consultation with legal counsel and are based on an analysis of potential results. See Note 16 to the Consolidated Financial Statements.

We accrue a liability for asset retirement obligations based on an estimate of the amount and timing of settlement. For oil and gas wells, the fair value of our plugging and abandonment obligations is recorded at the time the obligation is incurred, which is typically at the time the well is spud. See Note 1 to the Consolidated Financial Statements.

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

Contract Asset. In the first quarter of 2020, we entered into two share purchase agreements with Equitrans Midstream to sell to Equitrans Midstream 50% of our ownership of Equitrans Midstream's common stock in exchange for a combination of cash and rate relief under certain of our gathering agreements with EQM, an affiliate of Equitrans Midstream. See Note 5 to the Consolidated Financial Statements for further discussion of the key assumptions used in the fair value calculation of the contract asset and Note 1 to the Consolidated Financial Statements for a discussion of impairment considerations.

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

Convertible Notes. In the second quarter of 2020, we issued the Convertible Notes and Capped Call Transactions (each defined and discussed in Note 10 to the Consolidated Financial Statements). See Note 10 to the Consolidated Financial Statements for a discussion of our valuation of the liability and equity components and accounting for the Capped Call Transactions and Note 1 to the Consolidated Financial Statements for the effect of the Convertible Notes on our earnings per share calculations.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on December 31, 2021 and 2020 would increase the fair value of our natural gas derivative commodity instruments by approximately $577 million and $501 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on December 31, 2021 and 2020 would decrease the fair value of our natural gas derivative commodity instruments by approximately $581 million and $495 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on December 31, 2021 and 2020 to our natural gas derivative commodity instruments as of December 31, 2021 and 2020 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the year ended December 31, 2021 would have increased interest expense by approximately $6 million.

Interest rates on our 6.125% senior notes due 2025 and 7.00% senior notes due 2030 fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates on our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms." Changes in interest rates affect the fair value of our fixed rate debt. See Note 10 to the Consolidated Financial Statements for further discussion of our debt and Note 4 to the Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 17%, or $477 million, of our OTC derivative contracts outstanding at December 31, 2021 had a positive fair value. Approximately 47%, or $456 million, of our OTC derivative contracts outstanding at December 31, 2020 had a positive fair value.

As of December 31, 2021, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the year ended December 31, 2021, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of EQT Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EQT Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related statements of consolidated operations, comprehensive loss, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Depreciation, depletion and amortization ('DD&A') of proved oil and natural gas properties

Description of the Matter
At December 31, 2021, the net book value of the Company's proved oil and natural gas properties was $15,610 million, and depreciation, depletion and amortization (DD&A) expense was $1,677 million for the year then ended. As described in Note 1, under the successful efforts method of accounting, DD&A is recorded on a cost center basis using the units-of-production method. Proved developed reserves, as estimated by the Company's internal engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by the Company's engineers, are used to calculate depletion on property acquisitions. Proved natural gas, natural gas liquids (NGLs) and oil reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company's engineers in evaluating geological and engineering data when estimating proved natural gas, NGLs and oil reserves. Estimating reserves also requires the selection of inputs, including natural gas, NGLs and oil price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating natural gas, NGLs and oil reserves, management used independent engineers to audit the estimates prepared by the Company's internal engineers as of December 31, 2021.

Auditing the Company's DD&A calculation is especially complex because of the use of the work of the internal engineers and the independent engineers and the evaluation of management's determination of the inputs described above used by the specialists in estimating proved natural gas, NGLs and oil reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the specialists for use in estimating the proved natural gas, NGLs and oil reserves.

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

Valuation of Acquired Natural Gas and Oil Properties

Description of the Matter
As described in Note 6 to the consolidated financial statements, on July 21, 2021, the Company completed the acquisition of Alta Marcellus Development, LLC and ARD Operating, LLC and subsidiaries. The Company's accounting for the acquisition included determining the fair value of the acquired natural gas and oil properties. The determination of fair value of the acquired natural gas and oil properties included significant judgment and assumptions by management, including future commodity prices, anticipated production volumes, future operating and development costs, and a weighted average cost of capital (WACC).

Auditing the Company's valuation of acquired natural gas and oil properties involved a high degree of subjectivity as the determination of fair value was based on assumptions as described above about future market and economic conditions. In addition, certain of the assumptions developed by the Company’s internal engineers in conjunction with the reserve estimates described in the preceding critical audit matter are used as inputs in the cash flow model.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate fair value for the acquired natural gas and oil properties. For example, we tested controls over management's assessment of the appropriateness of the significant assumptions that are inputs to the fair value calculation and management’s review of the valuation model.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company engineer primarily responsible for overseeing the preparation of the reserve estimates by the internal engineering staff, the independent engineers used to audit the estimates, and the external valuation specialist used to assist with the determination of the fair value of certain acquired assets. Our testing of the Company’s estimate of fair value of the acquired natural gas and oil properties included, among other procedures, evaluating the significant assumptions used and testing the completeness and accuracy of the underlying data. The audit effort involved the use of our valuation specialists to assist in evaluating the appropriateness of the methodology used in the cash flow model, as well as testing the significant market-related assumptions described above used to develop the fair value estimate. We evaluated the reasonableness of management's assumptions by comparing the key market-related assumptions (including future natural gas prices and WACC rates) used in the cash flow model to external market and third-party data and anticipated production volumes to the reserve estimates audited by the independent engineers.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1950.
Pittsburgh, Pennsylvania
February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of EQT Corporation

Opinion on Internal Control Over Financial Reporting

We have audited EQT Corporation and subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EQT Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related statements of consolidated operations, comprehensive loss, cash flows and equity for each of the three years in the period ended December 31, 2021 and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company, and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 10, 2022

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
YEARS ENDED DECEMBER 31,

	2021	2020	2019

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$6,804,020	$2,650,299	$3,791,414
(Loss) gain on derivatives not designated as hedges	(3,775,042)	400,214	616,634
Net marketing services and other	35,685	8,330	8,436
Total operating revenues	3,064,663	3,058,843	4,416,484
Operating expenses:
Transportation and processing	1,942,165	1,710,734	1,752,752
Production	225,279	155,403	153,785
Exploration	24,403	5,484	7,223
Selling, general and administrative	196,315	174,769	170,611
Depreciation and depletion	1,676,702	1,393,465	1,538,745
Amortization of intangible assets	—	26,006	35,916
(Gain) loss/impairment on sale/exchange of long-lived assets	(21,124)	100,729	1,138,287
Impairment of intangible and other assets	—	34,694	15,411
Impairment and expiration of leases	311,835	306,688	556,424
Other operating expenses	70,063	28,537	199,440
Total operating expenses	4,425,638	3,936,509	5,568,594
Operating loss	(1,360,975)	(877,666)	(1,152,110)
Gain on Equitrans Share Exchange (see Note 5)	—	(187,223)	—
(Income) loss from investments	(71,841)	314,468	336,993
Dividend and other income	(19,105)	(35,512)	(91,483)
Loss on debt extinguishment	9,756	25,435	—
Interest expense	308,903	271,200	199,851
Loss before income taxes	(1,588,688)	(1,266,034)	(1,597,471)
Income tax benefit	(434,175)	(298,858)	(375,776)
Net loss	(1,154,513)	(967,176)	(1,221,695)
Less: Net income (loss) attributable to noncontrolling interest	1,246	(10)	—
Net loss attributable to EQT Corporation	$(1,155,759)	$(967,166)	$(1,221,695)

Loss per share of common stock attributable to EQT Corporation:
Basic and diluted:
Weighted average common stock outstanding	323,196	260,613	255,141
Net loss attributable to EQT Corporation	$(3.58)	$(3.71)	$(4.79)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31,

	2021	2020	2019

	(Thousands)
Net loss	$(1,154,513)	$(967,176)	$(1,221,695)
Other comprehensive income (loss), net of tax:
Net change in interest rate cash flow hedges, net of tax: $210 in 2019	—	—	387
Other postretirement benefits liability adjustment, net of tax: $254, $(36) and $150	744	(156)	316
Change in accounting principle	—	—	(496)
Other comprehensive income (loss)	744	(156)	207
Comprehensive loss	(1,153,769)	(967,332)	(1,221,488)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,246	(10)	—
Comprehensive loss attributable to EQT Corporation	$(1,155,015)	$(967,322)	$(1,221,488)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2021	2020

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$113,963	$18,210
Accounts receivable (less provision for doubtful accounts: $321 and $6,239)	1,438,031	566,552
Derivative instruments, at fair value	543,337	527,073
Prepaid expenses and other	191,435	103,615
Total current assets	2,286,766	1,215,450

Property, plant and equipment	26,016,092	21,995,249
Less: Accumulated depreciation and depletion	7,597,172	5,940,984
Net property, plant and equipment	18,418,920	16,054,265

Contract asset	410,000	410,000
Other assets	491,702	433,754
Total assets	$21,607,388	$18,113,469

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$954,900	$154,161
Accounts payable	1,339,251	705,461
Derivative instruments, at fair value	2,413,608	600,877
Other current liabilities	372,412	301,911
Total current liabilities	5,080,171	1,762,410

Credit facility borrowings	—	300,000
Senior notes	4,435,782	4,371,467
Note payable to EQM Midstream Partners, LP	94,320	99,838
Deferred income taxes	938,612	1,371,967
Other liabilities and credits	1,012,740	945,057
Total liabilities	11,561,625	8,850,739

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 377,432 and 280,003	10,167,963	8,241,684
Treasury stock, shares at cost: 1,033 and 1,658	(18,046)	(29,348)
(Accumulated deficit) retained earnings	(115,779)	1,048,259
Accumulated other comprehensive loss	(4,611)	(5,355)
Total common shareholders' equity	10,029,527	9,255,240
Noncontrolling interest in consolidated subsidiaries	16,236	7,490
Total equity	10,045,763	9,262,730
Total liabilities and equity	$21,607,388	$18,113,469

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31,

	2021	2020	2019

	(Thousands)
Cash flows from operating activities:
Net loss	$(1,154,513)	$(967,176)	$(1,221,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(433,608)	(155,840)	(275,063)
Depreciation and depletion	1,676,702	1,393,465	1,538,745
Amortization of intangible assets	—	26,006	35,916
Gain/loss/impairment on sale/exchange of long-lived assets and impairment and expiration of leases	290,711	442,111	1,710,122
Gain on Equitrans Share Exchange	—	(187,223)	—
(Income) loss from investments	(71,841)	314,468	336,993
Loss on debt extinguishment	9,756	25,435	—
Share-based compensation expense	28,169	19,552	31,233
Amortization, accretion and other	66,236	37,414	23,296
Loss (gain) on derivatives not designated as hedges	3,775,042	(400,214)	(616,634)
Cash settlements (paid) received paid on derivatives not designated as hedges	(2,091,003)	897,190	246,639
Net premiums (paid) received on derivative instruments	(66,495)	(46,665)	22,616
Changes in other assets and liabilities:
Accounts receivable	(699,992)	(36,296)	432,323
Accounts payable	456,988	(29,193)	(238,674)
Income tax receivable and payable	(23,909)	322,763	(167,281)
Other current assets	(75,100)	(68,628)	54,776
Other items, net	(24,695)	(49,468)	(61,608)
Net cash provided by operating activities	1,662,448	1,537,701	1,851,704
Cash flows from investing activities:
Capital expenditures	(1,055,128)	(1,042,231)	(1,602,454)
Cash paid for acquisitions, net of cash acquired (see Note 6)	(1,030,239)	(691,942)	—
Proceeds from sale of assets	2,452	126,080	—
Proceeds from sale/exchange of investment shares	24,369	52,323	—
Other investing activities	(14,196)	(30)	1,312
Net cash used in investing activities	(2,072,742)	(1,555,800)	(1,601,142)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	340,923	—
Proceeds from credit facility borrowings	8,086,000	3,118,250	2,978,750
Repayment of credit facility borrowings	(8,386,000)	(3,112,250)	(3,484,750)
Proceeds from issuance of debt	1,000,000	2,600,000	1,000,000
Debt issuance costs and Capped Call Transactions (see Note 10)	(19,713)	(71,056)	(913)
Repayment and retirement of debt	(154,336)	(2,822,262)	(704,661)
Premiums paid on debt extinguishment	(9,599)	(21,132)	—
Contributions from noncontrolling interest	7,500	7,500	—
Dividends paid	—	(7,664)	(30,655)
Cash paid for taxes related to net settlement of share-based incentive awards	(3,845)	(596)	(7,224)
Repurchase and retirement of common stock	(12,922)	—	—
Other financing activities	(1,038)	—	—
Net cash provided by (used in) financing activities	506,047	31,713	(249,453)
Net change in cash and cash equivalents	95,753	13,614	1,109
Cash and cash equivalents at beginning of year	18,210	4,596	3,487
Cash and cash equivalents at end of year	$113,963	$18,210	$4,596
The accompanying notes are an integral part of these Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Common Stock				Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)			Total Equity

	(Thousands, except per share amounts)
Balance at December 31, 2018	254,472	$7,828,554	$(49,194)	$3,184,275	$(5,406)	$—	$10,958,229
Comprehensive (loss) income, net of tax:
Net loss				(1,221,695)			(1,221,695)
Net change in interest rate cash flow hedges, net of tax: $210					387		387
Other postretirement benefits liability adjustment, net of tax: $150					316		316
Dividends ($0.12 per share)				(30,655)			(30,655)
Share-based compensation plans	921	6,355	16,687				23,042
Change in accounting principle				496	(496)		—
Distribution of Equitrans Midstream Corporation (see Note 9)		(2,234)		93,123			90,889
Other	(222)	(14,470)		(2,455)			(16,925)
Balance at December 31, 2019	255,171	7,818,205	(32,507)	2,023,089	(5,199)	—	9,803,588
Comprehensive loss, net of tax:
Net loss				(967,166)		(10)	(967,176)
Other postretirement benefits liability adjustment, net of tax: $(36)					(156)		(156)
Dividends ($0.03 per share)				(7,664)			(7,664)
Share-based compensation plans	174	18,911	3,159				22,070
Equity component of convertible senior notes (see Note 10)		63,645					63,645
Issuance of common shares	23,000	340,923					340,923
Contributions from noncontrolling interest						7,500	7,500
Balance at December 31, 2020	278,345	8,241,684	(29,348)	1,048,259	(5,355)	7,490	9,262,730
Comprehensive loss (income), net of tax:
Net (loss) income				(1,155,759)		1,246	(1,154,513)
Other postretirement benefits liability adjustment, net of tax: $254					744		744
Share-based compensation plans	627	21,980	11,302				33,282
Repurchase and retirement of common stock	(1,362)	(21,106)		(8,279)			(29,385)
Alta Acquisition (see Note 6)	98,789	1,925,405					1,925,405
Contributions from noncontrolling interest						7,500	7,500
Balance at December 31, 2021	376,399	$10,167,963	$(18,046)	$(115,779)	$(4,611)	$16,236	$10,045,763

Common shares authorized: 320,000 at December 31, 2019 and 640,000 at December 31, 2020 and 2021.
Preferred shares authorized: 3,000. There were no preferred shares issued or outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

1.    Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of EQT Corporation and all subsidiaries, ventures and partnerships in which EQT holds a controlling interest (collectively, EQT or the Company). Intercompany accounts and transactions have been eliminated in consolidation. Management evaluates whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary; consolidation is required if both criteria are met. The Company records noncontrolling interest in its Consolidated Financial Statements for any non-wholly-owned consolidated subsidiary.

In 2020, the Company entered into a partnership with a third-party investor (the Partnership). Because the Partnership is a variable interest entity that the Company has the power to direct the activities that most significantly affect the Partnership's economic performance, the Company consolidates the Partnership.

Certain of the Company's midstream gathering systems are not wholly-owned but are operated by the Company pursuant to a construction, ownership and operation agreement. The Company records the pro rata share of revenues, expenses, assets and liabilities it is entitled under the agreement.

See "Investment in Equitrans Midstream" and "Equity Method Investments" for discussion of the Company's accounting of its investment in equity securities and equity method investments.

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

Use of Estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported herein. Actual results could differ from those estimates.

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

Derivative Instruments. See Note 3 for a discussion of the Company's derivative instruments and Note 4 for a description of the fair value hierarchy and a discussion of the Company's fair value measurements.

Prepaid Expenses and Other. The following table summarizes the Company's prepaid expenses and other current assets.

	December 31,
	2021	2020

	(Thousands)
Margin requirements with counterparties (see Note 3)	$147,773	$82,552
Prepaid expenses and other current assets	43,662	21,063
Total prepaid expenses and other	$191,435	$103,615

Property, Plant and Equipment. The following table summarizes the Company's property, plant and equipment.

	December 31,
	2021	2020

	(Thousands)
Oil and gas producing properties	$25,523,854	$21,771,025
Less: Accumulated depreciation and depletion	7,508,178	5,866,418
Net oil and gas producing properties	18,015,676	15,904,607
Other properties, at cost less accumulated depreciation	403,244	149,658
Net property, plant and equipment	$18,418,920	$16,054,265

The Company uses the successful efforts method of accounting for gas, NGLs and oil producing activities. Under this method, the cost of productive wells and related equipment, development dry holes and productive acreage, including productive mineral interests, are capitalized and depleted using the unit-of-production method. These costs include salaries, benefits and other internal costs directly attributable to production activities. The Company capitalized internal costs of approximately $58 million, $51 million and $77 million in 2021, 2020 and 2019, respectively. The Company also capitalized interest expense related to well development of approximately $18 million, $17 million and $24 million in 2021, 2020 and 2019, respectively. Depletion expense is calculated based on actual produced sales volume multiplied by the applicable depletion rate per unit. Depletion rates for leases and wells are each calculated by dividing net capitalized costs by the number of units expected to be produced over the life of the reserves separately. Costs for exploratory dry holes, exploratory geological and geophysical activities and delay rentals as well as other property carrying costs are charged to exploration expense. The Company's producing oil and gas properties had an overall average depletion rate of $0.89, $0.92 and $1.01 per Mcfe for the years ended December 31, 2021, 2020 and 2019, respectively.

There were no exploratory wells drilled during 2021, 2020 and 2019, and there were no capitalized exploratory well costs for the years ended December 31, 2021, 2020 and 2019.

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

There were no indicators of impairment identified in 2021 and 2020.

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

Impairment and Expiration of Leases. Capitalized costs of unproved oil and gas properties are evaluated for recoverability on a prospective basis at least annually. Indicators of potential impairment include changes due to economic factors, potential shifts in business strategy and historical experience. The likelihood of an impairment of unproved oil and gas properties increases as the expiration of a lease term approaches and drilling activity has not commenced. The Company recognizes impairment if the Company does not have the intent to drill on the leased property prior to expiration of the lease or does not have the intent and ability to extend, renew, trade or sell the lease prior to expiration. The Company recognizes expense for lease expirations as the lease expires if the lease was not previously impaired. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $311.8 million, $306.7 million and $556.4 million, respectively, for impairment and expiration of leases. The Company's unproved properties had a net book value of approximately $2,406 million and $2,292 million at December 31, 2021 and 2020, respectively.

Contract Asset. See Note 5 for discussion of the Company's contract asset.

The carrying value of the Company's contract asset is reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. To determine whether impairment of the Company's contract asset has occurred, the Company compares the estimated undiscounted future cash flows to the carrying value. Estimated future cash flows are based on estimated volume and the in-service date of the Mountain Valley Pipeline. If the contract asset's carrying amount exceeds the estimated future undiscounted cash flows, it is written down to fair value, which is estimated by discounting the estimated future cash flows using discount rates and other assumptions that marketplace participants would use in their fair value estimates.

During 2020, the Company identified indicators that the carrying value of the contract asset may not be fully recoverable due to further delays of the timing of completion of the Mountain Valley Pipeline as well as changes to the regulatory landscape. The Company performed the first step of the impairment test and determined the estimated expected undiscounted future cash flows exceeded the carrying value of the contract asset, indicating the contract asset was not impaired. The estimated undiscounted future cash flows were based on significant inputs that are not observable in the market and, as such, are considered a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions in the calculation of estimated undiscounted future cash flows included estimated production volume subject to the Consolidated GGA (defined in Note 5) and a probability-weighted estimate of the in-service date of the Mountain Valley Pipeline. There were no additional indicators of impairment identified in 2021.

Investment in Equitrans Midstream Corporation. As of December 31, 2021, the Company owned approximately 23 million shares of common stock of Equitrans Midstream Corporation (Equitrans Midstream). The Company does not have the ability to exercise significant influence and does not have a controlling financial interest in Equitrans Midstream or any of its subsidiaries. As such, its investment in Equitrans Midstream is accounted for as an investment in equity securities and recorded at fair value in other assets in the Consolidated Balance Sheets. The fair value is calculated by multiplying the closing stock price of Equitrans Midstream's common stock by the number of shares of Equitrans Midstream's common stock owned by the Company. Changes in fair value are recorded in (income) loss on investments in the Statements of Consolidated Operations. See Note 4 for a description of the fair value hierarchy. Dividends received on the investment in Equitrans Midstream are recorded in dividend and other income in the Statements of Consolidated Operations. See Note 5.

Equity Method Investments. The Company applies the equity method of accounting to its investments over which it does not have the power to direct the activities that most significantly impact the investment's economic performance. The carrying value of the Company's equity method investments is recorded in other assets in the Consolidated Balance Sheets. The Company's pro-rata share of earnings in equity method investments is recorded in (income) loss from investments in the Statements of Consolidated Operations.

Intangible Assets. The Company's intangible assets, composed of non-compete agreements with former Rice Energy Inc. executives, were fully amortized as of December 31, 2020. In 2019 the Company recognized impairment of its intangible assets associated with non-compete agreements with former Rice Energy Inc. executives who are now employees of the Company.

Other Current Liabilities. The following table summarizes the Company's other current liabilities.

	December 31,
	2021	2020

	(Thousands)
Accrued interest payable	$88,614	$91,953
Accrued taxes other than income	86,755	44,619
Current portion of long-term capacity contracts	57,440	50,504
Accrued incentive compensation	51,224	33,601
Current portion of lease liabilities	27,972	25,004
Accrued severance	3,815	2,536
Income tax payable	—	23,909
Other accrued liabilities	56,592	29,785
Total other current liabilities	$372,412	$301,911

Unamortized Debt Discount and Issuance Expense. Discounts and expenses incurred with the issuance of debt are amortized over the life of the debt. These amounts are presented as a reduction of senior notes in the Consolidated Balance Sheets. See Note 10.

Income Taxes. The Company files a consolidated U.S. federal income tax return and uses the asset and liability method to account for income taxes. The provision for income taxes represents amounts paid or estimated to be payable net of amounts refunded or estimated to be refunded for the current year and the change in deferred taxes exclusive of amounts recorded in other comprehensive loss. Any refinements to prior year taxes made in the current year due to new information are reflected as adjustments in the current period. Separate income taxes are calculated for items charged or credited directly to shareholders' equity.

Deferred tax assets and liabilities arise from temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and are recognized using enacted tax rates for the effect of such temporary differences. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that a portion or all of the deferred tax asset will not be realized. When evaluating whether or not a valuation allowance should be established, the Company exercises judgment on whether it is more likely than not (a likelihood of more than 50%) that a portion or all of the deferred tax assets will not be realized. To determine whether a valuation allowance is needed, the Company considers all available evidence, both positive and negative, including carrybacks, tax planning strategies, reversals of deferred tax assets and liabilities and forecasted future taxable income.

In accounting for uncertainty of a tax position taken or expected to be taken in a tax return, the Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement. The recognition threshold requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is more likely than not that a tax position will be sustained, the Company measures and recognizes the tax position at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To determine the amount of financial statement benefit recorded for uncertain tax positions, the Company considers the amounts and probabilities of outcomes that could be realized upon ultimate settlement of an uncertain tax position using facts, circumstances and information available at the reporting date. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. See Note 9.

Insurance. The Company maintains insurance to cover traditional insurable risks such as general liability, workers compensation, auto liability, environmental liability, property damage, business interruption, fiduciary liability, director and officers' liability and other risks. These policies may be subject to deductible or retention amounts, coverage limitations and exclusions. The Company was previously self-insured for certain material losses related to general liability and certain other casualty coverages, such as workers compensation, auto liability and environmental liability. However, the Company is no longer self-insured with respect to any material losses related to general liability, workers compensation or environmental liability arising on or after November 12, 2020, or for losses related to auto liability arising on or after November 12, 2019. Reserves are estimated based on analyses of historical data and actuarial estimates, where applicable, and are not discounted. The recorded reserves represent estimates of the ultimate cost of claims incurred as of the balance sheet date. The liabilities are reviewed by the Company quarterly and by independent actuaries, where applicable, annually to ensure appropriateness.

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

	December 31,
	2021	2020

	(Thousands)
Balance at January 1	$523,557	$461,821
Accretion expense	30,690	22,506
Liabilities incurred	10,738	10,293
Liabilities settled	(19,149)	(4,030)
Liabilities assumed in acquisitions	113,590	45,825
Liabilities removed in divestitures	(3,315)	(54,836)
Change in estimates (a)	5,223	41,978
Balance at December 31	$661,334	$523,557

(a)During 2020, the Company had changes in estimates for the plugging of horizontal and conventional wells that were related primarily to pad reclamation and increased cost assumptions for the Company's compliance with existing regulatory requirements that were derived, in part, from recent plugging experience and actual costs incurred.

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

Other Operating Expenses. The following table summarizes the Company's other operating expenses.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Transactions	$57,430	$11,739	$—
Reorganization, including severance and contract terminations	7,458	5,448	97,702
Changes in legal reserves, including settlements	5,175	11,350	82,395
Proxy	—	—	19,343
Total other operating expenses	$70,063	$28,537	$199,440

Other Postretirement Benefits Plan. The Company sponsors a postretirement benefits plan. The Company recognized expense related to its defined contribution plan of $7.0 million, $6.5 million and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Earnings Per Share (EPS). Basic EPS is computed by dividing net income attributable to EQT Corporation by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to EQT Corporation by the weighted average number of common shares and potentially dilutive securities, net of shares assumed to be repurchased using the treasury stock method. Potentially dilutive securities arise from the assumed conversion of outstanding stock options and other share-based awards as well as the conversion premium on the Convertible Notes. Purchases of treasury shares are calculated using the average share price of EQT common stock during the period.

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the years ended December 31, 2021, 2020 and 2019, all such securities, totaling 8,237,352, 6,778,383 and 3,035,247, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on EPS.

As discussed further in Note 10, the Company issued the Convertible Notes (defined in Note 10) during the second quarter of 2020 and, upon conversion of the Convertible Notes, intends to use a combined settlement approach to satisfy its obligation under the Convertible Notes. As such, there is no adjustment to the diluted EPS numerator for the cash-settled portion of the instrument. In addition, for the years ended December 31, 2021 and 2020, the conversion premium of approximately 6.7 million shares was excluded from potentially dilutive securities because of its anti-dilutive effect on EPS.

Supplemental Cash Flow Information. The following table summarizes net cash paid (received) for interest and income taxes and non-cash activity included in the Statements of Consolidated Cash Flows.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Cash paid (received) during the year for:
Interest, net of amount capitalized	$280,511	$195,681	$198,562
Income taxes, net	19,155	(448,906)	(1,710)

Non-cash activity during the period for:
Increase in right-of-use assets and lease liabilities, net	20,834	18,877	113,350
Increase in asset retirement costs and obligations	15,961	52,271	169,387
Capitalization of non-cash equity share-based compensation	4,994	3,142	—
Equity issued as consideration for the Alta Acquisition (see Note 6)	1,925,405	—	—

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing certain separation models for convertible instruments. For convertible instruments with conversion features that are not accounted for as derivatives under ASC 815 or do not result in substantial premiums accounted for as paid-in capital, the convertible instrument's embedded conversion features are no longer separated from the host contract. Consequently, and as long as no other feature requires bifurcation and recognition as a derivative, the convertible instrument is accounted for as a single liability measured at its amortized cost. This ASU also amends the impact of convertible instruments on the calculation of diluted EPS and adds several new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company plans to adopt this ASU effective as of January 1, 2022 using the full retrospective method of adoption. The Company has determined the impact that this standard will have on its financial statements and will include the applicable adoption disclosures in its Quarterly Report on Form 10-Q for the period ending March 31, 2022. The amounts presented below represent the increase (decrease) to each financial statement line item as a result of the adoption of ASU 2020-06.

	Years Ended December 31,
	2021	2020

	(Thousands)
Interest expense	$(19,150)	$(11,932)
Income tax benefit	6,138	3,565
Net loss	(13,012)	(8,367)
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net loss attributable to EQT Corporation	$(13,012)	$(8,367)

Basic and diluted:
Weighted average common stock outstanding (a)	—	—
Net loss per share of common stock attributable to EQT Corporation	$0.04	$0.03

(a)For the years ended December 31, 2021 and 2020, diluted weighted average common stock outstanding will not change because the potentially dilutive securities have an anti-dilutive effect on loss per share.

	December 31,
	2021	2020

	(Thousands)
Current portion of debt	$106,072	$—
Senior notes	—	125,222
Deferred income taxes	(31,306)	(37,444)
Common stock, no par value	(96,145)	(96,145)
(Accumulated deficit) retained earnings	21,379	8,367

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $1,093.9 million and $394.1 million in accounts receivable in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. These contracts are reported in net marketing services and other in the Statements of Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$6,180,176	$2,459,854	$3,559,809
NGLs sales	531,510	169,871	197,985
Oil sales	92,334	20,574	33,620
Total revenues from contracts with customers	$6,804,020	$2,650,299	$3,791,414

Other sources of revenue:
(Loss) gain on derivatives not designated as hedges	(3,775,042)	400,214	616,634
Net marketing services and other	35,685	8,330	8,436
Total operating revenues	$3,064,663	$3,058,843	$4,416,484

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of December 31, 2021. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of December 31, 2021.

	2022	2023	Total

	(Thousands)
Natural gas sales	$14,970	$6,794	$21,764

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,184 billion cubic feet (Bcf) of natural gas and 3,055 thousand barrels (Mbbl) of NGLs as of December 31, 2021 and 1,955 Bcf of natural gas and 3,462 Mbbl of NGLs as of December 31, 2020. The open positions at December 31, 2021 and 2020 had maturities extending through December 2027 and December 2024, respectively.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade), and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold, and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of December 31, 2021, the Company's senior notes were rated "Ba1" by Moody's, "BB+" by S&P and "BB+" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $594.9 million and $137.7 million, respectively, for which, the Company deposited and recorded current assets of $0.1 million and $21.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Consolidated Balance Sheets. As of both December 31, 2021 and 2020, there were no such deposits recorded in the Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of December 31, 2021 and 2020, the Company recorded $147.7 million and $61.5 million, respectively, of such deposits as current assets in the Consolidated Balance Sheets.

Refer to Note 5 for a discussion of the derivative liability recorded in connection with the Equitrans Share Exchange (defined therein).

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Consolidated Balance Sheet	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

December 31, 2021	(Thousands)
Asset derivative instruments at fair value	$543,337	$(468,266)	$—	$75,071
Liability derivative instruments at fair value	2,413,608	(468,266)	(147,773)	1,797,569

December 31, 2020
Asset derivative instruments at fair value	$527,073	$(328,809)	$—	$198,264
Liability derivative instruments at fair value	600,877	(328,809)	(82,552)	189,516

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

December 31, 2021	(Thousands)
Asset derivative instruments at fair value	$543,337	$66,833	$476,504	$—
Liability derivative instruments at fair value	2,413,608	126,053	2,287,555	—

December 31, 2020
Asset derivative instruments at fair value	$527,073	$70,603	$456,470	$—
Liability derivative instruments at fair value	600,877	93,361	507,516	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of December 31, 2021 and 2020, the Company's senior notes had a fair value of approximately $6.5 billion and $5.2 billion, respectively, and a carrying value of approximately $5.4 billion and $4.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of December 31, 2021 and 2020, the Company's note payable to EQM had a fair value of approximately $118 million and $130 million, respectively, and a carrying value of approximately $100 million and $105 million, respectively, inclusive of any current portion. See Note 10 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 5 for a discussion of the fair value measurement of the Equitrans Share Exchange (defined therein). See Notes 6, 7 and 8 for a discussion of the fair value measurement of the Company's acquisitions, asset exchange transactions and divestiture, respectively. See Note 1 for a discussion of the fair value measurement and any subsequent impairments of the Company's proved and unproved oil and gas properties and other long-lived assets.

5.    Equitrans Share Exchange

During the first quarter of 2020, the Company sold to Equitrans Midstream a total of 25,299,752 shares of Equitrans Midstream's common stock in exchange for approximately $52 million in cash and rate relief under certain of the Company's gathering contracts with EQM, an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The rate relief was effected through the execution of a consolidated gas gathering and compression agreement entered into between the Company and an affiliate of EQM (the Consolidated GGA). The Company recorded in the Consolidated Balance Sheet a contract asset representing the estimated fair value of the rate relief and, beginning on the Mountain Valley Pipeline in-service date, expects to recognize amortization of the contract asset over a period of approximately four years in a manner consistent with the expected timing of the Company's realization of the economic benefits of the rate relief.

The Consolidated GGA provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company to EQM during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of December 31, 2021 and 2020, the derivative liability related to the Henry Hub Cash Bonus was approximately $111 million and $107 million, respectively. In addition, the Consolidated GGA provides a cash payment option that grants the Company the right to receive payments from EQM, in lieu of receiving the rate relief under the Consolidated GGA, beginning January 1, 2022 and ending on the earlier of the Mountain Valley Pipeline in-service date or December 31, 2022.

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

Alta Acquisition.

On July 21, 2021, the Company completed its acquisition (the Alta Acquisition) of Alta Marcellus Development, LLC and ARD Operating, LLC and subsidiaries (together, the Alta Target Entities), pursuant to that certain Membership Interest Purchase Agreement, dated May 5, 2021 (the Alta Purchase Agreement), by and among the Company, EQT Acquisition HoldCo LLC (a wholly-owned indirect subsidiary of the Company), Alta Resources Development, LLC (Alta Resources) and the Alta Target Entities. The Alta Target Entities collectively held all of Alta Resources' upstream and midstream assets and liabilities. The purchase price for the Alta Acquisition consisted of approximately $1.0 billion in cash and 98,789,388 shares of EQT common stock, as adjusted pursuant to customary closing purchase price adjustments set forth in the Alta Purchase Agreement. The Alta Purchase Agreement has an effective date of January 1, 2021.

As a result of the Alta Acquisition, the Company acquired approximately 300,000 net Northeast Marcellus acres, approximately 1.0 Bcfe per day of current net production, approximately 300 miles of midstream gathering systems, approximately 100 miles of a freshwater system and a firm transportation portfolio to premium demand markets.

Allocation of Purchase Price. The Alta Acquisition was accounted for as a business combination using the acquisition method. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of July 21, 2021. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised, if necessary.

Preliminary Purchase Price Allocation

(Thousands)
Consideration:
Equity	$1,925,405
Cash	1,000,000
Total consideration	$2,925,405

Fair value of assets acquired:
Cash and cash equivalents	$43,199
Accounts receivable, net	159,539
Property, plant and equipment	3,143,767
Other assets	6,309
Amount attributable to assets acquired	$3,352,814

Fair value of liabilities assumed:
Accounts payable	$131,214
Derivative instruments, at fair value	169,744
Other current liabilities	7,851
Other liabilities and credits	118,600
Amount attributable to liabilities assumed	$427,409

The fair value of the acquired natural gas and oil properties was measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital. The fair value of the acquired undeveloped properties was primarily measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include timing and amount of future development from a market participant perspective.

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

Post-Acquisition Operating Results. The Alta Target Entities contributed the following to the Company's consolidated results.

July 21, 2021 through December 31, 2021

(Thousands)
Sales of natural gas, NGLs and oil	$725,807
Loss on derivatives not designated as hedges	(168,017)
Net marketing services and other	7,284
Total operating revenues	$565,074

Net income	$233,254

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

	Years Ended December 31,
	2021	2020

	(Thousands, except per share amounts)
Pro forma sales of natural gas, NGLs and oil	$7,248,870	$3,092,762
Pro forma (loss) gain on derivatives not designated as hedges	(3,902,076)	501,910
Pro forma net marketing services and other	40,491	17,737
Pro forma total operating revenues	$3,387,285	$3,612,409

Pro forma net loss	$(1,132,181)	$(957,377)
Pro forma net income (loss) attributable to noncontrolling interest	1,246	(10)
Pro forma net loss attributable to EQT Corporation	$(1,133,427)	$(957,367)

Pro forma loss per share (basic)	$(3.51)	$(3.67)
Pro forma loss per share (diluted)	$(3.51)	$(3.67)

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

The Chevron Acquisition included approximately 335,000 net Marcellus acres, approximately 400,000 net Utica acres, approximately 550 gross wells, which are producing approximately 450 net MMcfe per day, and approximately 100 work-in-process wells at various stages in the development cycle. The Chevron Acquisition also included a 31% investment in Laurel Mountain Midstream, LLC (LMM), which owns gathering assets that are operated by The Williams Companies, Inc., and two water systems that provide both fresh and produced water handling capabilities.

The Company does not have the power to direct the activities that most significantly impact LMM's economic performance; therefore, the Company is not the primary beneficiary and accounts for its investment in LMM as an equity method investment. The Company's pro-rata share of earnings in LMM is recorded in (income) loss from investments on the Statements of Consolidated Operations.

Allocation of Purchase Price. The Chevron Acquisition was accounted for as a business combination using the acquisition method. The following table summarizes the purchase price and the fair values of assets acquired and liabilities assumed as of November 30, 2020. The Company completed the purchase price allocation during the fourth quarter of 2021, at which time the value of the assets acquired and liabilities assumed were revised. The purchase accounting adjustments recorded in 2021 were not material.

Purchase Price Allocation

(Thousands)
Consideration:
Cash (a)	$701,985
Settlement of pre-existing relationships	6,645
Total consideration	$708,630

Fair value of assets acquired:
Prepaid expenses and other	$10,583
Net property, plant and equipment	725,319
Other assets	97,247
Amount attributable to assets acquired	$833,149

Fair value of liabilities assumed:
Accounts payable	$3,347
Other current liabilities	18,410
Deferred income taxes	951
Other liabilities and credits (b)	101,811
Amount attributable to liabilities assumed	$124,519

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

The fair value of the acquired natural gas and oil properties was measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital. The fair value of the undeveloped properties was measured using the guideline transaction method based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include future development plans from a market participant perspective and value per undeveloped acre.

The fair value of the acquired investment in LMM, which is included in other assets on the Consolidated Balance Sheet, was primarily measured using discounted cash flow valuation techniques. A majority of the inputs are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include projected revenues, expenses and capital expenditures.

The fair value of the acquired MVC liabilities was measured using expected throughput and annual MVCs per associated contract calculated on a discounted basis. A majority of the inputs are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include estimated future volume and market participant cost of debt.

7.    Asset Exchange Transactions

2020 Asset Exchange Transactions. During 2020, the Company closed on various acreage trade agreements (collectively, the 2020 Asset Exchange Transactions), pursuant to which the Company exchanged approximately 24,400 aggregate net revenue interest acres across Greene, Allegheny, Armstrong, Westmoreland and Washington Counties, Pennsylvania; Wetzel and Marshall Counties, West Virginia; and Belmont County, Ohio for approximately 19,400 aggregate net revenue interest acres across Greene and Washington Counties, Pennsylvania; Marshall, Wetzel and Marion Counties, West Virginia; and Belmont County, Ohio. As a result of the 2020 Asset Exchange Transactions, the Company recognized a net loss of $61.6 million in (gain) loss/impairment on sale/exchange of long-lived assets in the Statement of Consolidated Operations for the year ended December 31, 2020.

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

As a result of the 2019 Asset Exchange Transaction, the Company recognized a net loss of $13.9 million in (gain) loss/impairment on sale/exchange of long-lived assets in the Statement of Consolidated Operations for the year ended December 31, 2019. As of December 31, 2021 and 2020, the liability for the reimbursement of those certain firm gathering costs was $12.6 million and $25.8 million, respectively, and was recorded in other current and noncurrent liabilities in the Consolidated Balance Sheets.

The fair value of leases acquired and, for the 2019 Asset Exchange Transaction, the fair value of the liability for the reimbursement of certain firm gathering costs were based on inputs that are not observable in the market and, as such, are a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculations included market-based prices for comparable acreage and, for the 2019 Asset Exchange Transaction, the net present value of expected payments due for reimbursement.

8.    2020 Divestiture

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

The purchase and sale agreement for the 2020 Divestiture provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million. Such Contingent Consideration is conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. The Contingent Consideration represents an embedded derivative that is recorded at fair value in the Consolidated Balance Sheets. The Contingent Consideration had a fair value of approximately $8.2 million and $1.9 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company received cash from the Contingent Consideration of $10.6 million and $0.9 million, respectively. Changes in fair value are recorded in (gain) loss/impairment on sale/exchange of long-lived assets in the Statements of Consolidated Operations. The fair value of the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

As a result of the 2020 Divestiture, the Company recognized a net loss of $39.1 million, including the impact of the change in fair value of the Contingent Consideration, in (gain) loss/impairment on sale/exchange of long-lived assets in the Statement of Consolidated Operations during the year ended December 31, 2020.

9.    Income Taxes

The following table summarizes income tax (benefit) expense.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Current:
Federal	$911	$(132,625)	$(106,487)
State	(1,478)	(10,393)	5,774
Subtotal	(567)	(143,018)	(100,713)
Deferred:
Federal	(319,823)	(131,355)	(213,397)
State	(113,785)	(24,485)	(61,666)
Subtotal	(433,608)	(155,840)	(275,063)
Total income tax benefit	$(434,175)	$(298,858)	$(375,776)

For the year ended December 31, 2021, the current federal and state income tax benefit related primarily to the sale of state research and development credits. For the year ended December 31, 2020, the current federal and state income tax benefit consisted primarily of refunds of $117 million, including interest, related to the Company's alternative minimum tax (AMT) credit carryforward, the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act) and the acceleration of the receipt of such refunds with the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The remainder of the tax benefit of $26 million, including interest, was related to federal and state audits that were settled in 2020. For the year ended December 31, 2019, the current U.S. federal income tax benefit consisted primarily of expected refunds of $120 million related to the Company's AMT credit carryforward and the Tax Cuts and Jobs Act.

On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act, which made significant changes to U.S. federal income tax law, including lowering the federal corporate tax rate to 21% from 35% and repealing the AMT beginning January 1, 2018. In connection with repealing the AMT, the Tax Cuts and Jobs Act also provided that existing AMT credit carryforwards can be used to offset current federal taxes owed with 50% of any remaining balance being refunded in tax years 2018 through 2020. With the passing of the CARES Act, the Company was able to accelerate these refunds to 2020. As a result of an IRS announcement in January 2019 that reversed its position that AMT refunds were subject to sequestration by the federal government at a rate equal to 6.2% of the refund, the Company reversed the related valuation allowance of $13 million in the first quarter of 2019.

The Tax Cuts and Jobs Act limited the deductibility of interest expense, and, as a result, the Company recorded a valuation allowance in 2019 for a portion of the interest expense limit imposed for separate company state income tax purposes. During 2020, final regulations were issued that provided clarity on several issues that were beneficial to the Company, including (i) the exclusion of commitment fees and debt issuance costs from the definition of interest and (ii) the inclusion of the adding back depreciation, depletion and amortization associated with cost of goods sold to arrive at adjusted taxable income. These changes eliminated the interest expense limitation for the Company and the related valuation allowance was reversed in 2020.

The Company has federal net operating loss (NOLs) carryforwards related to its 2017 acquisition of Rice Energy Inc. and NOLs generated in 2017 in excess of amounts carried back to prior years. The Company also has NOLs acquired in the Company's 2016 acquisition of Trans Energy, Inc., of which a nominal amount is available for use annually over the next 15 years. The Tax Cuts and Jobs Act limited the utilization of NOLs generated after December 31, 2017 that have been carried forward into future years to 80% of taxable income and eliminated the ability to carry NOLs back to earlier tax years for refunds of taxes paid. NOLs generated in 2018 and in future periods can be carried forward indefinitely. As a result of the CARES Act, NOLs generated in 2018, 2019 and 2020 can be carried back five years and are allowed to fully offset taxable income ignoring the 80% limitation if utilized prior to 2021.

Income tax benefit from continuing operations differed from amounts computed at the federal statutory rate of 21% on pre-tax income for reasons summarized below.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Tax at statutory rate	$(333,624)	$(265,867)	$(335,469)
State income taxes	(121,998)	(75,035)	(119,659)
Valuation allowance	20,974	106,548	81,522
Tax settlements	—	(33,384)	—
Federal and state tax credits	(3,079)	(11,628)	(7,908)
Other	3,552	(19,492)	5,738
Income tax benefit	$(434,175)	$(298,858)	$(375,776)

Effective tax rate	27.3%	23.6%	23.5%

The Company's effective tax rate for the year ended December 31, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, partly offset by valuation allowances that limit certain federal and state tax benefits as well as the West Virginia tax legislation enacted on April 13, 2021 that changed the way taxable income is apportioned in West Virginia for tax years beginning on or after January 1, 2022. The Company's effective tax rate for the year ended December 31, 2020 was higher compared to the U.S. federal statutory rate due primarily to state income taxes and federal and state income tax settlements, partly offset by valuation allowances that limit certain federal and state tax benefits. The Company's effective tax rate for the year ended December 31, 2019 was higher compared to the U.S. federal statutory rate due primarily to state income taxes and the release of the valuation allowance related to AMT sequestration, partly offset by valuation allowances that limit certain state tax benefits.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards and certain federal NOLs acquired in recent acquisitions will not be realized. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2021, 2020 and 2019, positive evidence considered included the reversals of financial-to-tax temporary differences, the implementation of and/or ability to employ various tax planning strategies and the estimation of future taxable income. Negative evidence considered included historical pre-tax book losses of the Company. A review of positive and negative evidence regarding these tax benefits resulted in the conclusion that valuation allowances for certain NOLs were warranted as it was more likely than not that the Company would not use them prior to expiration. Uncertainties such as future commodity prices can affect the Company's calculations and its ability to use these NOLs prior to expiration. Further, because of the Tax Cuts and Jobs Act, the Company recorded a write-off of deferred tax assets related to certain executive incentive-based awards to be paid in a future year that will not be deductible.

During 2021, the Company released some of the valuation allowance previously recorded due to unrealized gains recognized during the year and the partial sale of its investment in Equitrans Midstream that resulted in a capital loss that will be carried back to offset capital gains recognized in an earlier year. During 2020 and 2019, the Company recorded a partial valuation allowance against a deferred tax asset related to the unrealized loss recorded on its investment in Equitrans Midstream that it does not believe it will be able to utilize due to limitations imposed on capital losses. The Company provided a valuation allowance on the portion in excess of the carryback. Management will continue to assess the potential for realizing deferred tax assets based on the feasibility of future tax planning strategies and may record adjustments to the related valuation allowances in future periods that could materially impact net income.

The following table reconciles the beginning and ending amount of reserve for uncertain tax positions, excluding interest and penalties.

	2021	2020	2019

	(Thousands)
Balance at January 1	$175,213	$259,588	$315,279
Additions for tax positions taken in current year	4,969	5,470	19,431
Additions for tax positions taken in prior years	1,850	7,250	8,929
Reductions for tax positions taken in prior years	—	(38,859)	(84,051)
Reductions for tax positions settled with tax authorities	—	(58,236)	—
Balance at December 31	$182,032	$175,213	$259,588

Included in the reserve for uncertain tax positions are unrecognized tax benefits of $97.8 million, $91.0 million and $150.9 million that, if recognized, would affect the effective tax rates as of December 31, 2021, 2020 and 2019, respectively. Also included in the reserve are uncertain tax positions of $97.2 million, $90.3 million and $113.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, that were recorded in the Consolidated Balance Sheets as a reduction of the related deferred tax asset for general business credit carryforwards and NOLs. During 2020, the Company adjusted its tax reserves as a result of settling its 2010 to 2012 amended return refund claim with the IRS by (i) reducing the uncertain tax positions and increasing the amount of the deferred tax asset for AMT credits by $14.9 million, (ii) reducing the uncertain tax position offset to the deferred tax asset for Research and Experimentation credits by $35.3 million and (iii) writing down the deferred tax asset by $22.6 million to the settlement amount. In addition, in 2020, the Company settled a dispute related to its 2013 Pennsylvania returns and reduced the uncertain tax positions by $46.9 million and agreed to remit $33.5 million to the Commonwealth of Pennsylvania. During 2019, the Company released $84.0 million of reserves and reinstated the related deferred tax asset for AMT due to settlement of the 2013 amended return refund claim with the IRS.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded interest and penalties expense (income) of approximately $4.2 million, $(3.8) million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest and penalties of $15.5 million and $11.4 million were included in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company believed that, as a result of potential settlements with, or legal or administrative guidance by, relevant taxing authorities or the lapse of applicable statutes of limitation, it is reasonably possible that a decrease of $125.9 million in unrecognized tax benefits related to federal tax positions may be necessary within twelve months.

The Company's consolidated U.S. federal income tax liability has been settled with the IRS through 2013. Periodically, the Company is also the subject of various state income tax examinations. As of December 31, 2021, with few exceptions, the Company is no longer subject to state examinations by tax authorities for years before 2015.

There were no material changes to the Company's methodology for accounting for unrecognized tax benefits during 2021.

The following table summarizes the source and tax effects of temporary differences between financial reporting and tax bases of assets and liabilities.

	December 31,
	2021	2020

	(Thousands)
Deferred tax assets:
NOL carryforwards	$948,707	$789,544
Net unrealized losses	456,751	43,475
Federal tax credits	83,244	79,846
Alternative minimum tax credit carryforward	81,237	81,237
Investment in Equitrans Midstream	69,159	94,689
Federal and state capital loss carryforward	32,706	28,317
Incentive compensation and deferred compensation plans	20,409	22,419
Other	2,544	1,286
Total deferred tax assets	1,694,757	1,140,813
Valuation allowances	(550,967)	(529,992)
Net deferred tax asset	1,143,790	610,821
Deferred tax liabilities:
Property, plant and equipment	(2,051,051)	(1,945,299)
Convertible debt	(31,351)	(37,489)
Total deferred tax liabilities	(2,082,402)	(1,982,788)
Net deferred tax liability	$(938,612)	$(1,371,967)

During 2021, net deferred tax liability decreased by $433.4 million compared to 2020 due primarily to unrealized mark to market losses and net operating losses for federal and state, partly offset by increased tax depreciation in excess of book depreciation and the Company's investment in Equitrans Midstream.

As of December 31, 2021, the Company had a deferred tax asset of $244.0 million, subject to a valuation allowance of $22.8 million, related to tax benefits from federal NOL carryforwards generated prior to 2018 and expiring between 2035 and 2037. Federal NOLs generated in 2018 and thereafter are represented by a deferred tax asset of $190.0 million and will carryforward indefinitely but will be limited to offset 80% of taxable income in each year. As of December 31, 2021, the Company had a deferred tax asset of $514.7 million, subject to a valuation allowance of $426.2 million, related to tax benefits from state NOL carryforwards with expiration dates ranging from 2021 to 2041 with some being carried forward indefinitely. Due to a decrease in state apportionment rates and impairment of assets, the Company will have less realizable NOLs in future years on a separate company basis and, as such, as of December 31, 2021 the Company had a valuation allowance recorded on its property, plant and equipment state deferred tax asset of $0.3 million. In 2021, the Company incurred an unrealized gain and sold a portion of its investment in Equitrans Midstream, which generated a capital loss that will be carried back to offset capital gains recognized in an earlier year. This investment is a capital asset for tax purposes, and capital losses can only be utilized to offset a capital gain and are limited to being carried back 3 years and forward 5 years for potential utilization. Due to these limitations, the Company also recorded a valuation allowance for the portion of the capital loss recognized in excess of the carryback and any net unrealized losses against the deferred tax asset for its retained equity stake of Equitrans Midstream of $57.5 million for separate company state income tax reporting purposes and $44.0 million for federal income tax reporting purposes.

As of December 31, 2020, the Company had a deferred tax asset of $233.2 million, subject to a valuation allowance of $22.8 million, related to tax benefits from federal NOL carryforwards generated prior to 2018 and expiring between 2035 and 2037. Federal NOLs generated in 2018 and thereafter are represented by a deferred tax asset of $75.6 million and will carryforward indefinitely but will be limited to offset 80% of taxable income in each year. As of December 31, 2020, the Company had a deferred tax asset of $480.8 million, subject to a valuation allowance of $387.7 million, related to tax benefits from state NOL carryforwards with expiration dates ranging from 2021 to 2040. Due to a decrease in state apportionment rates and impairment of assets, the Company will have less realizable NOLs in future years on a separate company basis and, as such, in 2020 recorded a valuation allowance on its property, plant and equipment state deferred tax asset of $0.6 million. In 2020, the Company incurred an unrealized loss on its investment in Equitrans Midstream. This investment is a capital asset for tax purposes, and capital losses can only be utilized to offset a capital gain and are limited to being carried back three years and forward five years for potential utilization. Due to these limitations, the Company also recorded a valuation allowance on the deferred tax asset for its retained equity stake of Equitrans Midstream of $62.4 million for separate company state income tax reporting purposes and $56.4 million for federal income tax reporting purposes.

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

10.    Debt

	December 31, 2021			December 31, 2020
	Principal Value	Carrying Value (a)	Fair Value (b)	Principal Value	Carrying Value (a)	Fair Value (b)

	(Thousands)
Credit Facility expires July 31, 2023	$—	$—	$—	$300,000	$300,000	$300,000
Senior notes:
8.81% to 9.00% series A notes due 2020 – 2021	—	—	—	24,000	24,000	25,232
4.875% notes due November 15, 2021	—	—	—	125,118	124,943	128,231
3.00% notes due October 1, 2022	568,823	567,909	576,969	568,823	566,689	578,055
7.42% series B notes due 2023	10,000	10,000	10,327	10,000	10,000	10,038
6.625% notes due February 1, 2025 (c)	1,000,000	994,643	1,133,000	1,000,000	992,905	1,146,250
1.75% convertible notes due May 1, 2026	499,991	381,473	854,985	500,000	359,635	587,385
3.125% notes due May 15, 2026	500,000	493,157	516,265	—	—	—
7.75% debentures due July 15, 2026	115,000	112,721	138,504	115,000	112,224	137,025
3.90% notes due October 1, 2027	1,250,000	1,243,340	1,344,688	1,250,000	1,242,182	1,249,400
5.00% notes due January 15, 2029	350,000	344,835	389,428	350,000	344,106	371,469
7.500% notes due February 1, 2030 (c)	750,000	744,417	966,983	750,000	743,726	924,510
3.625% notes due May 15, 2031	500,000	492,669	523,620	—	—	—
Note payable to EQM	99,838	99,838	117,837	105,056	105,056	130,464
Total debt	5,643,652	5,485,002	6,572,606	5,097,997	4,925,466	5,588,059
Less: Current portion of debt	1,074,332	954,900	1,439,165	154,336	154,161	159,943
Long-term debt	$4,569,320	$4,530,102	$5,133,441	$4,943,661	$4,771,305	$5,428,116

(a)For the Company's credit facility and note payable to EQM, the principal value represents the carrying value. For all other debt, the principal value less the unamortized debt issuance costs and debt discounts represents the carrying value.
(b)The carrying value of borrowings under the Company's credit facility approximates fair value as the interest rate is based on prevailing market rates; therefore, it is a Level 1 fair value measurement. For the Company's note payable to EQM, fair value is measured using Level 3 inputs. For all other debt, fair value is measured using Level 2 inputs. See Note 4 for a description of the fair value hierarchy.
(c)Interest rates for the Adjustable Rate Notes (defined below) are as of December 31, 2021. For the notes due February 1, 2025 and the notes due February 1, 2030, the interest rates were 7.875% and 8.750%, respectively, as of December 31, 2020.

Credit Facility. The Company has a $2.5 billion credit facility. On April 23, 2021, the Company entered into an Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement (the Extension Agreement and First Amendment), amending the Second Amended and Restated Credit Agreement, dated as of July 31, 2017, among the Company, PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer, and the other lenders party thereto (the Credit Agreement). The Extension Agreement and First Amendment, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement from July 31, 2022 to July 31, 2023, (ii) adds customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate and (iii) adds an additional pricing level for the Applicable Rate (as defined in the Extension Agreement and First Amendment).

The Company is permitted to request one additional one-year extension of the expiration date, the approval of which is subject to satisfaction of certain conditions. The Company may, on a one-time basis, request that the lenders' commitments be increased to an aggregate of up to $3.0 billion, subject to certain terms and conditions. Each lender in the facility may decide if it will increase its commitment. The credit facility may be used for working capital, capital expenditures, share repurchases and any other lawful corporate purposes. The credit facility is underwritten by a syndicate of 17 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Company.

Under the terms of the credit facility, the Company may obtain base rate loans or Eurodollar rate loans denominated in U.S. dollars. Base rate loans bear interest at a Base Rate (as defined in the Extension Agreement and First Amendment) plus a margin based on the Company's then current credit ratings. Eurodollar rate loans bear interest at a Eurodollar Rate (as defined in the Extension Agreement and First Amendment) plus a margin based on the Company's then current credit ratings.

The Company is not required to maintain compensating bank balances. The Company's debt issuer credit ratings, as determined by Moody's, S&P or Fitch on its non-credit-enhanced, senior unsecured long-term debt, determine the level of fees associated with the credit facility in addition to the interest rate charged by the lenders on any amounts borrowed against the credit facility; the lower the Company's debt credit rating, the higher the level of fees and borrowing rate.

The Company's credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the credit facility are the maintenance of a debt-to-total capitalization ratio and limitations on transactions with affiliates. The credit facility contains financial covenants that require a total debt-to-total capitalization ratio of no greater than 65%. As of December 31, 2021, the Company was in compliance with all debt provisions and covenants.

The Company had approximately $440 million and $791 million of letters of credit outstanding under its credit facility as of December 31, 2021 and 2020, respectively.

Under the Company's credit facility, for the years ended December 31, 2021, 2020 and 2019, the maximum amounts of outstanding borrowings were $1.7 billion, $0.7 billion and $1.1 billion, respectively, the average daily balances were approximately $609 million, $148 million and $340 million, respectively, and interest was incurred at weighted average annual interest rates of 1.9%, 2.3% and 3.8%, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company incurred commitment fees of approximately 28, 28 and 20 basis points, respectively, on the undrawn portion of its credit facility to maintain credit availability.

Senior Notes. The indentures governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability to incur, as applicable, indebtedness, incur liens, enter into sale and leaseback transactions, complete acquisitions, merge, sell assets and perform certain other corporate actions. Certain of the Company's senior notes also include an offer to repurchase provision applicable upon the occurrence of certain change of control events specified in the applicable indentures. Interest rates on the Company's $1.0 billion aggregate principal amount of senior notes due February 1, 2025 and $750 million aggregate principal amount of senior notes due February 1, 2030 (together, the Adjustable Rate Notes) fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Interest rates on the Company's other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to its senior notes by Moody's, S&P and Fitch.

As of December 31, 2021, aggregate maturities for the Company's senior notes were $569 million in 2022, $10 million in 2023, zero in 2024, $1,000 million in 2025, $1,115 million in 2026 and $2,850 million thereafter.

3.125% Senior Notes and 3.625% Senior Notes. On May 17, 2021, the Company issued $500 million aggregate principal amount of 3.125% senior notes due May 15, 2026 and $500 million aggregate principal amount of 3.625% senior notes due May 15, 2031. After deducting offering costs of $15.6 million, net proceeds from the sale of the notes of $984.4 million were used to partly fund the Alta Acquisition described in Note 6. The covenants of the 3.125% senior notes and 3.625% senior notes are consistent with the Company's existing senior unsecured notes; provided, however, that the 3.125% senior notes and 3.625% senior notes include an offer to repurchase provision applicable upon the occurrence of certain change of control events specified in the applicable indentures.

Debt Repayments. On February 1, 2021, the Company redeemed the remaining $125.1 million aggregate principal amount of the its 4.875% senior notes at a total cost of $130.7 million, inclusive of redemption premiums of $4.3 million and accrued but unpaid interest of $1.3 million.

In January 2022, the Company redeemed $206.0 million aggregate principal amount of the its 3.00% senior notes at a total cost of $210.4 million, inclusive of redemption premiums of $2.6 million and accrued but unpaid interest of $1.8 million.

Term Loan Facility. The Company had a $1.0 billion term loan facility that was scheduled to mature in May 2021. On June 30, 2020, the Company used proceeds from the offering of its Convertible Notes (see below), cash from its income tax refunds (see Note 9) and proceeds from the 2020 Divestiture (described in Note 8) to fully repay its term loan facility. Under the Company's term loan facility, for the period beginning January 1, 2020 and ending June 30, 2020, the average daily balance was approximately $692 million and interest was incurred at a weighted average annual interest rate of 2.6%. For the period May 31, 2019 through December 31, 2019, the average daily balance was $1.0 billion and interest was incurred at a weighted average annual interest rate of 3.1%.

Note Payable to EQM. EQM owns a preferred interest in EQT Energy Supply, LLC, a subsidiary of the Company, that is accounted for as a note payable due to the terms of the operating agreement of EQT Energy Supply, LLC. The fair value of the note payable to EQM is a Level 3 fair value measurement and is estimated using an income approach model using a market-based discount rate. Principal amounts due for the note payable to EQM are $5.5 million in 2022, $5.8 million in 2023, $6.3 million in 2024, $6.5 million in 2025, $6.9 million in 2026 and $68.8 million thereafter.

Surety Bonds. The Company had approximately $245 million and $93 million of surety bonds outstanding as of December 31, 2021 and 2020, respectively, in response to its credit downgrades by Moody's, S&P and Fitch.

Convertible Notes. In April 2020, the Company issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes) due May 1, 2026 unless earlier redeemed, repurchased or converted. The Convertible Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The initial conversion rate for the Convertible Notes is 66.6667 shares of EQT common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of $15.00 per share of EQT common stock. The initial conversion price represents a premium of 20% to the $12.50 per share closing price of EQT common stock on April 23, 2020. The conversion rate is subject to adjustment under certain circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. Upon conversion of the remaining outstanding Convertible Notes, the Company may satisfy its conversion obligation by paying and/or delivering at the Company's election, in the manner and subject to the terms and conditions provided in the Convertible Notes indenture, cash, shares of EQT common stock or a combination thereof.

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

The Sale Price Condition for conversion of the Convertible Notes was not satisfied as of September 30, 2021, and, accordingly, holders of Convertible Notes were not permitted to convert any of their Convertible Notes during the three months ended December 31, 2021.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2021 and, accordingly, holders of Convertible Notes may convert any of their Convertible Notes, at their option, at any time during the quarter beginning on January 1, 2022 and ending on March 31, 2022, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of December 31, 2021, the net carrying value of the liability portion of the Convertible Notes was included in current portion of debt on the Consolidated Balance Sheet.

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

The table below summarizes the net carrying amount of the Convertible Notes, including the unamortized debt discount and debt issuance costs.

	December 31,
	2021	2020

	(Thousands)
Principal	$499,991	$500,000
Less: Unamortized debt discount	108,719	129,102
Less: Unamortized debt issuance costs	9,799	11,263
Net carrying value of Convertible Notes	$381,473	$359,635

The table below summarizes the components of interest expense related to the Convertible Notes.

	Years Ended December 31,
	2021	2020

	(Thousands)
Contractual interest expense	$8,750	$5,906
Amortization of debt discount	20,382	12,856
Amortization of issuance costs	1,464	853
Total Convertible Notes interest expense	$30,596	$19,615

Based on the closing stock price of EQT common stock of $21.81 on December 31, 2021 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $227 million.

11.    Common Stock

As of December 31, 2021, the Company had reserved 5.5 million shares of authorized and unissued EQT common stock for stock compensation plans and approximately 40 million shares of authorized and unissued EQT common stock for settlement of the Convertible Notes.

In December 2021, the Company announced that the Board of Directors approved a share repurchase program to repurchase shares of its common stock for an aggregate purchase price up to $1 billion. The share repurchase authority is valid through December 31, 2023. In December 2021, the Company repurchased 1,361,668 shares of EQT common stock for an aggregate purchase price of $29.4 million at an average price of $21.56 per share, excluding fees and broker commissions, under this share repurchase program.

In July 2021, the Company issued 98,789,388 shares of EQT common stock as part of the consideration for the Alta Acquisition described in Note 6.

In October 2020, the Company entered into an underwriting agreement under which the Company sold 20,000,000 shares of EQT common stock at a price to the public of $15.50 per share. In November 2020, the option to purchase 3,000,000 additional shares was exercised by the underwriters on the same terms. After deducting offering costs of $15.6 million, the net proceeds of $340.9 million were used to fund a portion of the purchase price of the Chevron Acquisition described in Note 6.

12.    Changes in Accumulated Other Comprehensive Loss by Component

The following table explains the changes in accumulated other comprehensive loss by component.

	Interest rate cash flow hedges, net of tax		Other postretirement benefits liability adjustment, net of tax		Accumulated other comprehensive loss, net of tax

	(Thousands)
December 31, 2018	$(387)		$(5,019)		$(5,406)
Losses reclassified from accumulated other comprehensive loss, net of tax	387	(a)	316	(b)	703
Change in accounting principle	—		(496)		(496)
December 31, 2019	—		(5,199)		(5,199)
Gains reclassified from accumulated other comprehensive loss, net of tax	—		(156)	(b)	(156)
December 31, 2020	—		(5,355)		(5,355)
Losses reclassified from accumulated other comprehensive loss, net of tax	—		744	(b)	744
December 31, 2021	$—		$(4,611)		$(4,611)
(a)Losses, net of tax, related to interest rate cash flow hedges were reclassified from accumulated other comprehensive loss into interest expense.
(b)Losses (gains), net of tax, related to other postretirement benefits liability adjustments were attributable to net actuarial losses/gains and net prior service costs.

13.    Share-Based Compensation Plans

The following table summarizes the Company's share-based compensation expense.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Incentive Performance Share Unit Programs	$15,386	$10,457	$13,306
Value Driver Performance Share Unit Award Programs	—	885	3,376
Restricted stock awards	19,217	10,480	14,430
Non-qualified stock options	550	848	4,774
Stock appreciation rights	9,183	2,724	—
Other programs, including non-employee director awards	3,171	2,155	2,257
Total share-based compensation expense (a)	$47,507	$27,549	$38,143

(a)For the years ended December 31, 2021, 2020 and 2019, share-based compensation expense of $4.7 million, $2.1 million and $28.6 million, respectively, was included in other operating expenses related primarily to reorganization costs.

The Company typically uses treasury stock to fund awards paid in stock, but the Company can elect to fund such awards by stock acquired by the Company in the open market or from any other person, issued directly by the Company or any combination of the foregoing.

There was no cash received from exercises under all share-based payment arrangements for employees and directors for the years ended December 31, 2021, 2020 and 2019. During the years ended December 31, 2021, 2020 and 2019, share-based payment arrangements paid in stock generated tax benefits of $1.3 million, $1.0 million and $2.4 million, respectively.

In connection with the Separation in 2018, the Company transferred obligations related to then-outstanding share-based compensation awards to Equitrans Midstream. To preserve the aggregate fair value of awards held prior to the Separation, as measured immediately before and immediately after the Separation, each holder of share-based compensation awards generally received an adjusted award consisting of both a stock-based compensation award denominated in Company equity and a stock-based compensation award denominated in Equitrans Midstream equity. These awards were adjusted in accordance with the basket method, which resulted in participants retaining one unit of the existing Company incentive award and receiving an additional 0.80 units of an Equitrans Midstream-based award. All awards subject to this adjustment were vested as of December 31, 2021.

The Company recognized compensation cost related to unvested awards held by its employees, regardless of who settles the obligation. Upon vesting the Company was obligated to settle all outstanding share-based compensation awards denominated in the Company's equity, regardless of whether the holders were employees of the Company or Equitrans Midstream. Likewise, upon vesting, Equitrans Midstream was obligated to settle all of the outstanding share-based compensation awards denominated in its equity, regardless of whether the holders were employees of Equitrans Midstream or the Company. Changes in performance and number of outstanding awards can impact the ultimate amount of these obligations. Share counts for awards discussed herein represent outstanding shares to be remitted by the Company to its employees and those remitted to employees of Equitrans Midstream. When an award has graduated vesting, the Company records expense equal to the vesting percentage on the vesting date.

Incentive Performance Share Unit Programs – Equity & Liability

The Management Development and Compensation Committee of the Company's Board of Directors (the Compensation Committee) has adopted the following programs:
•2017 Incentive Performance Share Unit Program (2017 Incentive PSU Program) under the 2014 Long-Term Incentive Plan (LTIP);
•2018 Incentive Performance Share Unit Program (2018 Incentive PSU Program) under the 2014 LTIP;
•2019 Incentive Performance Share Unit Program (2019 Incentive PSU Program) under the 2014 LTIP;
•2020 Incentive Performance Share Unit Program (2020 Incentive PSU Program) under the 2019 LTIP; and
•2021 Incentive Performance Share Unit Program (2021 Incentive PSU Program) under the 2020 LTIP.

The programs noted above are collectively referred to as the Incentive PSU Programs. The 2020 Incentive PSU Program and 2021 Incentive PSU Program granted equity awards. The 2017 Incentive PSU Program, 2018 Incentive PSU Program and 2019 Incentive PSU Program granted both equity and liability awards.

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

Executive performance incentive program awards granted in year 2017 were earned based on:
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

Executive performance incentive program awards granted in year 2020 are earned based on:
•adjusted well costs;
•adjusted free cash flow; and
•the level of total shareholder return relative to a predefined peer group.

Executive performance incentive program awards granted in year 2021 are earned based on:
•the level of absolute total shareholder return and total shareholder return relative to a predefined peer group.

Prior to 2020, the payout factor varied between zero and 300% of the number of outstanding units contingent upon the performance metrics listed above. The 2020 Incentive PSU Program has a payout factor that ranges from zero to 150% and the 2021 Incentive PSU Program has a payout factor that ranges from zero to 200%. The Company recorded the 2020 Incentive PSU Program, the 2021 Incentive PSU Program and the portion of the 2017 Incentive PSU Program, 2018 Incentive PSU Program and 2019 Incentive PSU Program to be settled in stock as equity awards using a grant date fair value determined through a Monte Carlo simulation, which projected the share price for the Company and its peers at the end point of the performance period. The 2017 Incentive PSU Program, 2018 Incentive PSU Program and 2019 Incentive PSU Program also included awards to be settled in cash, which are recorded at fair value as of the measurement date determined through a Monte Carlo simulation, which projected the share price for the Company and its peers at the end point of the performance period. The expected share prices were generated using each company's annual volatility for the expected term and the commensurate three-year risk-free rate shown in the chart below. As the Incentive PSU Programs include a performance condition that affects the number of shares that will ultimately vest, the Monte Carlo simulation computed either the grant date fair value for equity awards or the measurement date fair value for liability awards for each possible performance condition outcome on the grant date for equity awards or the measurement date for liability awards. The Company reevaluates the then-probable outcome at the end of each reporting period to record expense at the probable outcome grant date fair value or measurement date fair value, as applicable. Vesting of the units under each Incentive PSU Program occurs upon payment after the end of the performance period.

The following table summarizes Incentive PSU Programs to be settled in stock and classified as equity awards.

Incentive PSU Programs – Equity Settled	Nonvested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value

Outstanding at December 31, 2018	536,014	$94.36	$50,579,160
Granted	463,380	29.45	13,646,541
Vested	(384,101)	96.30	(36,988,926)
Outstanding at December 31, 2019	615,293	44.27	27,236,775
Granted	1,376,198	6.62	9,107,846
Vested	(44,573)	120.60	(5,375,504)
Forfeited	(7,190)	13.28	(95,483)
Outstanding at December 31, 2020	1,939,728	15.92	30,873,634
Granted	922,260	23.44	21,617,038
Vested	(107,340)	76.53	(8,214,730)
Outstanding at December 31, 2021	2,754,648	$16.07	$44,275,942

(a)For the years ended December 31, 2021, 2020 and 2019, the Company settled total shares of 9,550, 7,020 and 130,393, respectively, for Equitrans Midstream employees.

The following table summarizes Incentive PSU Programs to be settled in cash and classified as liability awards.

Incentive PSU Programs – Cash Settled	Nonvested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value

Outstanding at December 31, 2018	229,838	$96.67	$22,217,645
Granted	255,920	29.45	7,536,844
Forfeited	(33,348)	75.65	(2,522,819)
Outstanding at December 31, 2019	452,410	60.19	27,231,670
Vested	(93,359)	120.60	(11,259,095)
Forfeited	(19,356)	61.43	(1,189,050)
Outstanding at December 31, 2020	339,695	43.52	14,783,525
Vested	(102,175)	76.53	(7,819,453)
Forfeited	(3,940)	29.45	(116,033)
Outstanding at December 31, 2021	233,580	$29.32	$6,848,039

(a)For the years ended December 31, 2021 and 2020, the Company settled total shares paid in cash of 84,697 and 40,018, respectively, for Equitrans Midstream employees.

Total capitalized compensation costs related to the Incentive PSU Programs for the years ended December 31, 2021, 2020 and 2019 were $0.8 million, $0.9 million and $(0.8) million, respectively. As of December 31, 2021, $3.2 million and $14.9 million of unrecognized compensation cost (assuming no changes to the performance condition achievement level) related to the 2020 Incentive PSU Program and 2021 Incentive PSU Program, respectively, was expected to be recognized over the remainder of the performance periods.

Fair value is estimated using a Monte Carlo simulation valuation method with the following weighted average assumptions at grant date:

	Incentive PSU Programs Issued During the Years Ended December 31,
	2021 (a)	2020 (b)	2019	2018	2017

Risk-free rate	0.18%	1.22%	2.44%	1.97%	1.47%
Volatility factor	72.50%	45.41%	54.60%	32.60%	32.30%
Expected term	3 years	3 years	3 years	3 years	3 years

(a)There were two grant dates for the 2021 Incentive PSU Program. Amounts shown represent weighted average.
(b)There were three grant dates for the 2020 Incentive PSU Program. Amounts shown represent weighted average.

Dividends paid from the beginning of the performance period will be cumulatively added as additional shares of common stock; therefore, dividend yield is not applicable.

Value Driver Performance Share Unit Award Programs

Historically, the Compensation Committee adopted the following programs:
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

VDPSU Program	Accounting Treatment	Weighted Average Fair Value	Cash Paid (Millions)	Awards Outstanding (including Accrued Dividends) as of December 31, 2021 (a)

2017	Liability	$65.40	$14.0	N/A
		$65.40	$4.0	N/A
2018	Liability	$56.92	$4.9	N/A
		$56.92	$1.2	N/A
2019	Liability	$18.89	$1.7	N/A
		$18.89	$1.7	N/A

(a)The 2017 EQT VDPSU Program and 2018 EQT VDPSU Program included 95,452 and 130,355 awards, respectively, for Equitrans Midstream employees that were settled by the Company.

Total capitalized compensation costs related to the VDPSU Programs for the years ended December 31, 2020 and 2019 was $0.4 million and $2.5 million, respectively. There were no compensation costs related to the VDPSU Programs for the year ended December 31, 2021.

Restricted Stock Unit Awards – Equity

The Company granted 1,980,230, 1,767,960 and 613,440 restricted stock unit equity awards to employees of the Company during the years ended December 31, 2021, 2020 and 2019, respectively. Awards granted in 2019 will fully vest at the end of the three-year period commencing with the date of grant, assuming continued service through such date, while the 2021 and 2020 awards are subject to a three-year graded vesting schedule, also assuming continued service through such date. For the years ended December 31, 2021, 2020 and 2019, the weighted average fair value of these restricted stock unit grants, based on the grant date fair value of EQT common stock, was approximately $13.92, $10.02 and $17.42, respectively.

The total fair value of restricted stock unit equity awards vested during the years ended December 31, 2021, 2020 and 2019 was $8.6 million, $3.2 million and $11.9 million, respectively. Total capitalized compensation costs related to the restricted stock unit equity awards was $6.7 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, $13.7 million of unrecognized compensation cost related to nonvested restricted stock unit equity awards was expected to be recognized over a remaining weighted average vesting term of approximately 0.9 years.

The following table summarizes restricted stock unit equity award activity as of December 31, 2021.

Restricted Stock – Equity Settled	Nonvested Shares (a)	Weighted Average Fair Value	Aggregate Fair Value

Outstanding at January 1, 2021	1,868,400	$11.56	$21,594,314
Granted	1,980,230	13.92	27,563,546
Vested	(621,930)	13.85	(8,612,563)
Forfeited	(122,419)	12.16	(1,488,862)
Outstanding at December 31, 2021	3,104,281	$12.58	$39,056,435

(a)Shares vested during the year ended December 31, 2021 included 59,340 shares for an Equitrans Midstream employee that was settled by the Company.

Restricted Stock Unit Awards – Liability

During the year ended December 31, 2019, the Company granted 686,350 restricted stock unit liability awards, respectively, to key employees of the Company that will be paid in cash. The Company did not grant restricted stock unit awards to be paid in cash during the years ended December 31, 2021 and 2020.

Adjusted for forfeitures, there were 417,265 awards outstanding as of December 31, 2021. Because these awards are liability awards, the Company records compensation expense based on the fair value of the awards as remeasured at the end of each reporting period. The restricted stock units granted will be fully vested at the end of the three-year period commencing with the date of grant, assuming continued service through such date. The total liability recorded for these restricted stock units was $8.1 million, $4.5 million and $4.4 million as of December 31, 2021, 2020 and 2019, respectively.

Non-Qualified Stock Options

The fair value of the Company's option grants was estimated at the grant date using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the years ended December 31, 2020 and 2019. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant. The dividend yield is based on the dividend yield of EQT common stock at the time of grant. Expected volatilities are based on historical volatility of EQT common stock. The expected term represents the period of time that options granted are expected to be outstanding based on historical option exercise experience. There were no stock options granted in 2021.

	Years Ended December 31,
	2020	2019 (a)

Risk-free interest rate	1.10%	2.48%
Dividend yield	—%	0.46%
Volatility factor	60.00%	27.97%
Expected term	4 years	5 years
Number of Options Granted	1,000,000	779,300
Weighted Average Grant Date Fair Value	$1.61	$5.31

(a)There were two grant dates for the 2019 options. Amount shown represents weighted average.

As of December 31, 2021, $0.2 million of unrecognized compensation cost related to outstanding nonvested stock options was expected to be recognized by December 31, 2023. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.2 million. There were no stock option exercises in 2020 and 2019.

The following table summarizes option activity as of December 31, 2021.

Non-Qualified Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	3,554,729	$23.20
Exercised	(88,100)	18.89
Outstanding at December 31, 2021	3,466,629	23.31	4.2 years	$13,657,649
Exercisable at December 31, 2021	2,789,062	$26.51	4.0 years	$5,752,488

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

The awards are accounted for as liability awards and, as such, compensation expense is recorded based on the fair value of the awards as remeasured at the end of each reporting period using a Black-Scholes option-pricing model with the assumptions indicated in the table below. The risk-free rate is based on the U.S. Treasury yield curve in effect at the reporting date. The dividend yield is based on the dividend yield of EQT common stock at the reporting date, which is set at zero for the stock appreciation rights as the Company declared no dividends during 2021. Expected volatilities are based on a 50-50 blend of the expected term-matched historical volatility as of the valuation date and the weighted-average implied volatility from thirty days prior to the valuation date. The expected term represents the period of time between the valuation date and the midpoint of the exercise window.

2020 Stock Appreciation Rights

Risk-free interest rate	0.30%
Dividend yield	—%
Volatility factor	67.50%
Expected term	3.28 years
Number of Stock Appreciation Rights Granted	1,240,000
Weighted Average Grant Date Fair Value	$2.61
Total Intrinsic Value of Exercises	$—

As of December 31, 2021, $4.0 million of unrecognized compensation cost related to outstanding stock appreciation rights was expected to be recognized by December 31, 2022.

The following table summarizes stock appreciation rights activity as of December 31, 2021.

Stock Appreciation Rights	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	1,240,000	$10.00
Granted	—	—
Outstanding at December 31, 2021	1,240,000	10.00	8.0 years	$14,644,400
Exercisable at December 31, 2021	—	$—	—	$—

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

Awards to be paid in cash are accounted for as liability awards and, as such, compensation expense is recorded based on the fair value of the awards as remeasured at the end of each reporting period. Awards to be settled in EQT common stock are accounted for as equity awards and, as such, compensation expense is recorded based on the fair value of the awards at the grant date fair value. A total of 430,858 non-employee director share-based awards, including accrued dividends, were outstanding as of December 31, 2021. A total of 120,080, 201,300 and 146,790 share-based awards were granted to non-employee directors during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average fair value of these grants, based on the closing EQT common stock price on the business day prior to the grant date, was $17.49, $13.46 and $18.11 for the years ended December 31, 2021, 2020 and 2019, respectively.

2022 Awards

Effective in 2022, the Compensation Committee adopted the 2022 Incentive Performance Share Unit Program (2022 Incentive PSU Program) under the 2020 LTIP. The 2022 Incentive PSU Program was established to align the interests of executives and key employees with the interests of shareholders and the strategic objectives of the Company. A total of 575,120 share units were granted under the 2022 Incentive PSU Program. The payout of the share units will vary between zero and 200% of the number of outstanding units contingent upon a combination of the Company's absolute total shareholder return and total shareholder return relative to a predefined peer group over the period January 1, 2022 through December 31, 2024, modified based on the Company's performance in achieving its objective of net zero Scope 1 and Scope 2 greenhouse gas emissions by 2025.

Effective in 2022, the Compensation Committee granted 1,248,120 restricted stock unit equity awards that will follow a three-year graded vesting schedule commencing with the date of grant, assuming continued employment. The share total includes the instituted "equity-for-all" program, which granted equity awards to all permanent full-time employees beginning in 2021.

14.    Concentrations of Credit Risk

Revenues and related accounts receivable from the Company's operations are generated primarily from the sale of produced natural gas, NGLs and oil to marketers, utilities and industrial customers located in the Appalachian Basin and in markets that are accessible through the Company's transportation portfolio, which includes markets in the Gulf Coast, Midwest and Northeast United States and Canada. The Company also contracts with certain processors to market a portion of NGLs on behalf of the Company. The Company does not depend on any single customer and believes that the loss of any one customer would not have an adverse effect on the Company's ability to sell its natural gas, NGLs and oil.

Approximately 90% and 86% of the Company's accounts receivable balances as of December 31, 2021 and 2020, respectively, represent amounts due from non-end users. The Company manages the credit risk of sales to non-end users by limiting its dealings with only non-end users that meet the Company's criteria for credit and liquidity strength and by regularly monitoring these accounts. The Company may require letters of credit, guarantees, performance bonds or other credit enhancements from a non-end user for that non-end user to meet the Company's credit criteria. The Company did not experience any significant defaults on sales of natural gas to non-end users during the years ended December 31, 2021, 2020 or 2019.

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

As of December 31, 2021, the Company was not in default under any derivative contracts and had no knowledge of default by any counterparty to its derivative contracts. During the year ended December 31, 2021, the Company made no adjustments to the fair value of its derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in the Company's established fair value procedure. The Company monitors market conditions that may impact the fair value of its derivative contracts.

15.    Leases

The Company leases drilling rigs, facilities, vehicles and drilling and compression equipment.

On January 1, 2019, in connection with the Company's adoption of ASU 2016-02, Leases, the Company recorded in its Consolidated Balance Sheet $89.0 million of right-of-use assets and lease liabilities representing the present value of the Company's right to use its leased assets and obligation to make lease payments on those leased assets, respectively.

To determine the present value of its right-of-use assets and lease liabilities at adoption and thereafter, the Company calculates a discount rate per lease contract based on an estimate of the rate of interest that the Company would pay to borrow (on a collateralized basis, over a similar term) an amount equal to the lease payment obligation.

Upon adoption of ASU 2016-02, the Company elected a practical expedient to forgo application of the recognition requirements under the standard to short-term leases; as such, short-term leases are not recorded in the Consolidated Balance Sheets. In addition, the Company elected a practical expedient to account for lease and nonlease components together as a lease.

Certain of the Company's lease contracts include variable lease payments, such as payments for property taxes and other operating and maintenance expenses and payments based on asset use, which are not included in the lease cost or the present value of the right-of-use asset or lease liability. Certain of the Company's lease contracts provide renewal periods at the Company's option; if a renewal period option is reasonably assured to be exercised, the associated lease payment obligation is included in the present value of the right-of-use asset and lease liability. As of December 31, 2021 and 2020, the Company was not a lessor.

The following table summarizes the Company's lease costs.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Operating and finance lease costs	$19,826	$28,286	$57,517
Variable and short-term lease costs	11,516	15,922	17,143
Total lease costs (a)	$31,342	$44,208	$74,660

(a)Includes drilling rig lease costs capitalized to property, plant and equipment of $22.1 million, $29.9 million and $58.5 million, respectively, of which $16.5 million, $19.9 million and $48.1 million, respectively, were operating lease costs.

For the years ended December 31, 2021, 2020 and 2019, cash paid for lease liabilities and reported in cash flows provided by operating activities in the Statements of Consolidated Cash Flows was $9.7 million, $10.4 million and $10.8 million, respectively. For the year ended December 31, 2021, cash paid for lease liabilities and reported in cash flows provided by financing activities in the Statements of Consolidated Cash Flows was $1.1 million. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $20.8 million, $18.9 million and $24.3 million, respectively, of right-of-use assets in exchange for new lease liabilities. As of December 31, 2021, 2020 and 2019, the weighted average remaining lease term was 2.6 years, 2.8 years and 3.3 years, respectively. For the years ended December 31, 2021, 2020 and 2019, the weighted average discount rate was 2.9%, 3.3% and 3.3%, respectively.

The Company records its right-of-use assets in other assets and the current and noncurrent portions of its lease liabilities in other current liabilities and other liabilities and credits, respectively, in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, total right-of-use assets were $26.1 million and $21.6 million, respectively, and total lease liabilities were $52.7 million and $49.9 million, respectively, of which $28.0 million and $25.0 million, respectively, were classified as current.

During the fourth quarter of 2020, the Company recognized $22.8 million of right-of-use asset impairment in impairment of intangible and other assets in the Statement of Consolidated Operations as a result of the Company's assessment that the fair values of certain of the Company's right-of-use assets were less than their carrying values.

The following table summarizes the Company's lease payment obligations as of December 31, 2021.

December 31, 2021

(Thousands)
2022	$29,075
2023	14,440
2024	7,862
2025	1,091
2026	813
Thereafter	1,715
Total lease payment obligations	54,996
Less: Interest	2,284
Present value of lease liabilities	$52,712

16.    Commitments and Contingencies

The Company has commitments for demand charges under existing long-term contracts and binding precedent agreements with various pipelines as well as commitments for processing capacity. Aggregate future payments for these items as of December 31, 2021 were $23.8 billion, composed of $1.7 billion in 2022, $1.8 billion in 2023, $1.8 billion in 2024, $1.8 billion in 2025, $1.7 billion in 2026 and $15.0 billion thereafter.

In addition, the Company has commitments to pay for services and materials related to its operations, which primarily include minimum volume commitments to obtain water services and electric hydraulic fracturing services and commitments to purchase equipment, materials and sand. As of December 31, 2021, future commitments under these contracts were $135.6 million in 2022, $99.0 million in 2023, $47.5 million in 2024, $40.0 million in 2025, $40.0 million in 2026 and $178.3 million thereafter.

See Note 15 for a summary of undiscounted future cash flows owed by the Company as lessee to lessors pursuant to contractual agreements in effect as of December 31, 2021.

Conditioned upon the credit ratings assigned by Moody's, S&P and Fitch to the Company's senior notes, counterparties to the Company's derivative and midstream services contracts may request additional assurances of the Company, including collateral. See Note 3 for a description of what is deemed investment grade and a discussion of other factors, aside from credit ratings, that may affect margin deposit requirements on the Company's derivative contracts. See Note 10 for a discussion of letters of credit outstanding and surety bonds posted as of December 31, 2021.

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

The Company is subject to various federal, state and local environmental and environmentally-related laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and may result in the assessment of fines. The Company has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and to assure compliance with regulatory policies and procedures. The estimated costs associated with identified situations that require remedial action are accrued. Ongoing expenditures for compliance with environmental laws and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either their nature or amount in the future and does not know of any environmental liabilities that will have a material effect on the Company's financial position, results of operations or liquidity. The Company has identified situations that require remedial action for which approximately $8.3 million was recorded in other liabilities and credits in the Consolidated Balance Sheet as of December 31, 2021.

17.    Guarantees

In connection with the sale of its NORESCO domestic operations in 2005, the Company agreed to maintain in-place guarantees of certain warranty obligations of NORESCO. The savings guarantees provided that, once an energy-efficiency construction project was completed by NORESCO, the customer would experience a certain dollar amount of energy savings over a number of years. The undiscounted maximum aggregate payments that may be due related to these guarantees were approximately $30 million as of December 31, 2021, extending at a decreasing amount for approximately 7 years.

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

Production Costs

The following tables present total aggregate capitalized costs and costs incurred related to natural gas, NGLs and oil production activities.

	December 31,
	2021	2020

	(Thousands)
Capitalized costs
Proved properties	$23,117,987	$19,479,211
Unproved properties	2,405,867	2,291,814
Total capitalized costs	25,523,854	21,771,025
Less: Accumulated depreciation and depletion	7,508,178	5,866,418
Net capitalized costs	$18,015,676	$15,904,607

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Costs incurred (a)
Property acquisition:
Proved properties (b)	$2,286,386	$761,940	$40,316
Unproved properties (c)	805,942	78,404	154,128
Exploration	24,403	5,484	7,223
Development	950,531	947,233	1,560,346

(a)Amounts exclude capital expenditures for facilities, information technology and other corporate items as well as the acquired midstream assets described in Note 6.
(b)Amounts in 2021 include $1,754.7 million and $450.0 million for Marcellus wells and leases, respectively, acquired in the Alta Acquisition and Reliance Asset Acquisition described in Note 6. Amounts in 2020 include $674.0 million and $6.5 million for Marcellus and Utica wells, respectively, acquired in the Chevron Acquisition.
(c)Amounts in 2021 include $743.3 million for unproved properties acquired in the Alta Acquisition. Amounts in 2020 include $38.9 million for unproved properties acquired in the Chevron Acquisition.

Results of Operations for Producing Activities

The following table presents the results of operations related to natural gas, NGLs and oil production.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Sales of natural gas, NGLs and oil	$6,804,020	$2,650,299	$3,791,414
Transportation and processing	1,942,165	1,710,734	1,752,752
Production	225,279	155,403	153,785
Exploration	24,403	5,484	7,223
Depreciation and depletion	1,676,702	1,393,465	1,538,745
(Gain) loss/impairment on sale/exchange of long-lived assets	(21,124)	100,729	1,138,287
Impairment and expiration of leases	311,835	306,688	556,424
Income tax expense (benefit)	667,435	(254,671)	(340,843)
Results of operations from producing activities, excluding corporate overhead	$1,977,325	$(767,533)	$(1,014,959)

Reserve Information

Proved developed reserves represent only those reserves expected to be recovered from existing wells and support equipment. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells after substantial development costs are incurred.

The Company's estimate of proved natural gas, NGLs and crude oil reserves was prepared by Company engineers. The engineer primarily responsible for overseeing the preparation of the reserves estimate holds a bachelor's degree in chemical engineering from Michigan Technological University, a master's degree in chemical engineering from Colorado State University and an executive master of business administration in energy from the University of Oklahoma and has 21 years of experience in the oil and gas industry. To support the accurate and timely preparation and disclosure of its reserve estimates, the Company established internal controls over its reserve estimation processes and procedures, including the following: the price, heat content conversion rate and cost assumptions used in the economic model to determine the reserves are reviewed by management; division of interest and production volume are reconciled between the system used to calculate the reserves and other accounting/measurement systems; the reserves reconciliation between prior year reserves and current year reserves is reviewed by senior management; and the estimates of proved natural gas, NGLs and crude oil reserves are audited by Netherland, Sewell & Associates, Inc. (NSAI), an independent consulting firm hired by management. Since 1961, NSAI has evaluated oil and gas properties and independently certified petroleum reserves quantities in the United States and internationally.

In the course of its audit, NSAI conducted a detailed review of 100% of the total net natural gas, NGLs and oil proved reserves attributable to the Company's interests as of December 31, 2021. NSAI conducted a detailed, well-by-well audit of all the Company's properties. The estimates prepared by the Company and audited by NSAI were within the recommended 10% tolerance threshold set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). Standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis, analogy and material balance were utilized in the evaluation of reserves. All of the Company's proved reserves are located in the United States.

During 2020, the Company conducted a study of its reserves areas to determine the reliability of the technology used in calculating the Company's reserves. This study demonstrated that technologies used in the course of the Company's reserves determination are reliable, provide reasonable certainty of future performance and economics of the Company's wells, and conform to booking practices when using reliable technologies. The technologies used in the estimation of the Company's proved reserves include, but are not limited to, empirical evidence through drilling results and well performance, production data, decline curve analysis, well logs, geologic maps, core data, seismic data, demonstrated relationship between geologic parameters and performance, and the implementation and application of statistical analysis.

For all tables presented, NGLs and oil were converted at a rate of one Mbbl to approximately six million cubic feet (MMcf).

	Years Ended December 31,
	2021	2020	2019

	(MMcf)
Natural gas, NGLs and oil
Proved developed and undeveloped reserves:
Balance at January 1	19,802,092	17,469,394	21,816,776
Revision of previous estimates	(274,111)	(739,213)	(4,907,239)
Purchase of hydrocarbons in place	4,186,933	1,380,564	—
Sale of hydrocarbons in place	—	(256,663)	—
Extensions, discoveries and other additions	3,104,402	3,445,802	2,067,753
Production	(1,857,817)	(1,497,792)	(1,507,896)
Balance at December 31	24,961,499	19,802,092	17,469,394
Proved developed reserves:
Balance at January 1	13,641,345	12,443,987	11,550,161
Balance at December 31	17,218,655	13,641,345	12,443,987
Proved undeveloped reserves:
Balance at January 1	6,160,747	5,025,407	10,266,615
Balance at December 31	7,742,844	6,160,747	5,025,407

	Years Ended December 31,
	2021	2020	2019

	(MMcf)
Natural gas
Proved developed and undeveloped reserves:
Balance at January 1	18,865,013	16,677,202	20,805,452
Revision of previous estimates	(568,814)	(781,668)	(4,722,799)
Purchase of natural gas in place	4,186,933	1,209,326	—
Sale of natural gas in place	—	(254,930)	—
Extensions, discoveries and other additions	2,786,850	3,433,857	2,029,683
Production	(1,746,317)	(1,418,774)	(1,435,134)
Balance at December 31	23,523,665	18,865,013	16,677,202
Proved developed reserves:
Balance at January 1	12,750,312	11,811,521	10,887,953
Balance at December 31	16,152,083	12,750,312	11,811,521
Proved undeveloped reserves:
Balance at January 1	6,114,701	4,865,681	9,917,499
Balance at December 31	7,371,582	6,114,701	4,865,681

	Years Ended December 31,
	2021	2020	2019

	(Mbbl)
NGLs
Proved developed and undeveloped reserves:
Balance at January 1	148,762	126,955	162,395
Revision of previous estimates	46,868	6,825	(30,312)
Purchase of NGLs in place	—	25,879	—
Sale of NGLs in place	—	(289)	—
Extensions, discoveries and other additions	47,120	1,757	6,177
Production	(16,958)	(12,365)	(11,305)
Balance at December 31	225,792	148,762	126,955
Proved developed reserves:
Balance at January 1	141,489	100,945	106,879
Balance at December 31	169,781	141,489	100,945
Proved undeveloped reserves:
Balance at January 1	7,273	26,010	55,516
Balance at December 31	56,011	7,273	26,010

	Years Ended December 31,
	2021	2020	2019

	(Mbbl)
Oil
Proved developed and undeveloped reserves:
Balance at January 1	7,417	5,077	6,159
Revision of previous estimates	2,249	250	(428)
Purchase of oil in place	—	2,660	—
Sale of oil in place	—	—	—
Extensions, discoveries and other additions	5,805	234	168
Production	(1,625)	(804)	(822)
Balance at December 31	13,846	7,417	5,077
Proved developed reserves:
Balance at January 1	7,016	4,466	3,489
Balance at December 31	7,981	7,016	4,466
Proved undeveloped reserves:
Balance at January 1	401	611	2,670
Balance at December 31	5,865	401	611

The change in reserves during the year ended December 31, 2021 resulted from the following:

•Conversions of 1,634 Bcfe of proved undeveloped reserves to proved developed reserves.
•Extensions, discoveries and other additions of 3,104 Bcfe, which exceeded 2021 production of 1,858 Bcfe. Extensions, discoveries and other additions included an increase of 2,828 Bcfe of proved undeveloped additions associated with acreage that was previously unproved but became proved due to 2021 reserve development that expanded the number of the Company's proven locations, implementation of, and alignment with, the Company's combo-development strategy and additions to the Company's five-year drilling plan, 52 Bcfe from extension of proved undeveloped reserves lateral lengths and 224 Bcfe from converting unproved reserves to proved developed reserves.
•Negative revisions of 819 Bcfe from proved undeveloped locations that are no longer expected to be developed within five years of initial booking as proved reserves as a result of revisions to the Company’s five-year drilling plan allowing for continued alignment with the Company’s combo-development strategy.
•Negative revisions to proved undeveloped locations of 62 Bcfe due primarily to changes in working interests and net revenue interest.
•Negative revisions of 31 Bcfe primarily from proved developed locations as a result of negative curve revisions.
•Positive revisions of 638 Bcfe from higher pricing that impacted well economics.
•Purchase of hydrocarbons in place of 4,187 Bcfe from the Alta Acquisition and Reliance Asset Acquisition described in Note 6.

The change in reserves during the year ended December 31, 2020 resulted from the following:

•Conversions of 2,102 Bcfe of proved undeveloped reserves to proved developed reserves.
•Extensions, discoveries and other additions of 3,446 Bcfe, which exceeded 2020 production of 1,498 Bcfe. Extensions, discoveries and other additions included an increase of 2,096 Bcfe of proved undeveloped additions associated with acreage that was previously unproved but became proved using reliable technologies which expanded the number of the Company's technically proven locations, 1,295 Bcfe due to additions associated with directly offsetting development, 31 Bcfe from extension of proved undeveloped reserves lateral lengths and 24 Bcfe from converting unproved reserves to proved developed reserves.
•Negative revisions of 510 Bcfe from proved undeveloped locations that are no longer expected to be developed within five years of initial booking as proved reserves as a result of revisions to the Company’s five-year drilling plan allowing for continued alignment with the Company’s combo-development strategy. This includes 245 Bcfe from lower pricing that impacted well economics, shifting capital from the Ohio Utica, to Pennsylvania and West Virginia Marcellus, and 265 Bcfe as a result of continued implementation of the Company's combo-development strategy.
•Negative revisions of 384 Bcfe primarily from proved developed locations as a result of negative curve revisions in the Ohio Utica.
•Positive revisions to proved undeveloped locations of 155 Bcfe due primarily to changes in working interests and net revenue interests as well as type curve updates.
•Purchase of hydrocarbons in place of 1,381 Bcfe from the Chevron Acquisition described in Note 6.
•Sale of hydrocarbons in place of 257 Bcfe due to the 2020 Divestiture described in Note 8.

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

The following table summarizes estimated future net cash flows from natural gas and crude oil reserves.

	December 31,
	2021	2020	2019

	(Thousands)
Future cash inflows (a)	$70,844,136	$27,976,557	$42,499,686
Future production costs (b)	(20,961,576)	(16,344,965)	(19,114,076)
Future development costs	(2,882,921)	(2,268,109)	(2,617,731)
Future income tax expenses	(10,433,091)	(1,820,341)	(3,013,667)
Future net cash flow	36,566,548	7,543,142	17,754,212
10% annual discount for estimated timing of cash flows	(19,285,424)	(4,176,684)	(9,261,539)
Standardized measure of discounted future net cash flows	$17,281,124	$3,366,458	$8,492,673

(a)The majority of the Company's production is sold through liquid trading points on interstate pipelines.

For 2021, reserves were computed using average first-day-of-the-month closing prices for the prior twelve months of $66.55 per Bbl for West Texas Intermediate (WTI) less regional adjustments of $14.98 per Bbl, or $51.57 per Bbl, and $3.598 per MMBtu for NYMEX less regional adjustments of $1.04 per MMBtu, or $2.694 per Mcf. Regional adjustments were calculated using historical average realized prices received in the Appalachian Basin. For 2021, NGLs pricing using average first-day-of-the-month closing prices for the prior twelve months for NGLs components, adjusted using the regional component makeup of proved NGLs, resulted in a price of $29.95 per Bbl.

For 2020, reserves were computed using average first-day-of-the-month closing prices for the prior twelve months of $39.54 per Bbl for WTI less regional adjustments of $18.60 per Bbl, or $20.94 per Bbl, and $1.985 per MMBtu for NYMEX less regional adjustments of $0.68 per MMBtu, or $1.38 per Mcf. Regional adjustments were calculated using historical average realized prices received by the Company in the Appalachian Basin. For 2020, NGLs pricing using average first-day-of-the-month closing prices for the prior twelve months for NGLs components, adjusted using the regional component makeup of proved NGLs, resulted in a price of $11.97 per Bbl.

For 2019, reserves were computed using average first-day-of-the-month closing prices for the prior twelve months of $55.69 per Bbl for WTI less regional adjustments of $14.26 per Bbl, or $41.43 per Bbl, and $2.58 per MMBtu for NYMEX less regional adjustments of $0.29 per MMBtu, or $2.41 per Mcf. Regional adjustments were calculated using historical average realized prices received by the Company in the Appalachian Basin. For 2019, NGLs pricing using average first-day-of-the-month closing prices for the prior twelve months for NGLs components, adjusted using the regional component makeup of proved NGLs, resulted in a price of $16.81 per Bbl.

(b)Includes approximately $1,937 million, $1,554 million and $1,186 million for future plugging and abandonment costs as of December 31, 2021, 2020 and 2019, respectively.

Holding production and development costs constant, an increase in NYMEX price of $0.10 per Dth for natural gas, an increase in WTI of $10 per barrel for NGLs and an increase in WTI of $10 per barrel for oil would result in a change in the December 31, 2021 discounted future net cash flows before income taxes of the Company's proved reserves of approximately $1,125 million, $430 million and $76 million, respectively.

The following table summarizes the changes in the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2021	2020	2019

	(Thousands)
Net sales and transfers of natural gas and oil produced	$(4,636,576)	$(784,163)	$(1,884,877)
Net changes in prices, production and development costs	17,290,913	(6,761,447)	(3,502,434)
Extensions, discoveries and improved recovery, net of related costs	46,078	714,808	870,504
Development costs incurred	764,002	797,796	1,002,389
Net purchase of minerals in place	3,491,441	350,075	—
Net sale of minerals in place	—	(226,497)	—
Revisions of previous quantity estimates	184,552	(324,415)	(2,080,040)
Accretion of discount	336,646	849,267	900,004
Net change in income taxes	(3,614,029)	152,978	1,444,368
Timing and other	51,639	105,383	130,861
Net increase (decrease)	13,914,666	(5,126,215)	(3,119,225)
Balance at January 1	3,366,458	8,492,673	11,611,898
Balance at December 31	$17,281,124	$3,366,458	$8,492,673

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited our Consolidated Financial Statements, has issued an attestation report on our internal control over financial reporting. Ernst & Young's attestation report on our internal control over financial reporting appears in Part II, Item 8., of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not Applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The following information is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of shareholders, which proxy statement is expected to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2021:

•Information required by Item 401 of Regulation S-K with respect to directors;
•Information required by Item 405 of Regulation S-K with respect to our compliance with Section 16(a) of the Exchange Act, if any;
•Information required by Item 407(d)(4) of Regulation S-K with respect to disclosure of the existence of our separately-designated standing Audit Committee and the identification of the members of the Audit Committee; and
•Information required by Item 407(d)(5) of Regulation S-K with respect to disclosure of our audit committee financial expert.

Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers (as of February 10, 2022)."

We have adopted a code of business conduct and ethics applicable to all directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. Our code of business conduct and ethics is posted on our website http://www.eqt.com (accessible by clicking on the "About" link on the main page, followed by the "Governance" heading, then the "Charters and Governance Documents" link), and a printed copy will be delivered free of charge on request by writing to the corporate secretary at EQT Corporation, c/o Corporate Secretary, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222. We intend to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics by posting such information on our website.

Item 11.        Executive Compensation

The following information is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of shareholders, which proxy statement is expected to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2021:

•Information required by Item 402 of Regulation S-K with respect to named executive officer and director compensation; and
•Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K with respect to certain matters related to the Management Development and Compensation Committee of our Board of Directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 403 of Regulation S-K with respect to stock ownership of significant shareholders, directors and executive officers is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of shareholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2021.

Equity Compensation Plan Information

The following table and related footnotes provide information as of December 31, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2020 Long-Term Incentive Plan (2020 LTIP), 2019 Long-Term Incentive Plan (2019 LTIP), 2014 Long-Term Incentive Plan (2014 LTIP), the 2009 Long-Term Incentive Plan (2009 LTIP), the 2008 Employee Stock Purchase Plan (2008 ESPP), and the 2005 Directors' Deferred Compensation Plan (2005 DDCP):

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights (B)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected In Column A (C)

Equity Compensation Plans Approved by Shareholders (1)	10,047,167	(2)	$19.80	(3)	4,678,202	(4)
Equity Compensation Plans Not Approved by Shareholders (5)	51,151	(6)	N/A		122,142	(7)
Total	10,098,318		$19.80		4,800,344

(1)Consists of the 2020 LTIP, 2019 LTIP, 2014 LTIP, 2009 LTIP, and the 2008 ESPP. Effective as of May 1, 2020, with the adoption of the 2020 LTIP, we ceased making new grants under the 2019 LTIP. Effective as of July 10, 2019 in connection with the adoption of the 2019 LTIP, we ceased making new grants under the 2014 LTIP. Effective as of April 30, 2014, in connection with the adoption of the 2014 LTIP, we ceased making new grants under the 2009 LTIP. The 2019 LTIP, 2014 LTIP, and the 2009 LTIP remain effective solely for the purpose of issuing shares upon the exercise or payout of awards outstanding under such plans on May 1, 2020 (for the 2019 LTIP), July 10, 2019 (for the 2014 LTIP) and April 30, 2014 (for the 2009 LTIP).
(2)Consists of (i) 1,844,520 shares subject to outstanding performance awards under the 2020 LTIP, inclusive of dividend reinvestments thereon (counted at a 2X multiple assuming maximum performance is achieved under the awards (representing 922,260 target awards and dividend reinvestments thereon)), (ii) 109,966 shares subject to outstanding directors' deferred stock units under the 2020 LTIP, inclusive of dividend reinvestments thereon, (iii) 2,053,512 shares subject to outstanding performance awards under the 2019 LTIP, inclusive of dividend reinvestments thereon (counted at a 1.5X multiple assuming maximum performance is achieved under the awards (representing 1,369,008 target awards and dividend reinvestments thereon)), (iv) 2,240,000 shares subject to outstanding stock options and stock appreciation rights under the 2019 LTIP, (v) 39,439 shares subject to outstanding directors' deferred stock units under the 2019 LTIP, inclusive of dividend reinvestments thereon, (vi) 1,292,969 shares subject to outstanding performance awards under the 2014 LTIP, inclusive of dividend reinvestments thereon (counted at a 2.75X multiple assuming maximum performance is achieved under the awards (representing 470,170 target and confirmed awards and dividend reinvestments thereon)), (vii) 1,487,329 shares subject to outstanding stock options under the 2014 LTIP, (viii) 95,547 shares subject to outstanding directors' deferred stock units under the 2014 LTIP, inclusive of dividend reinvestments thereon, (ix) 866,076 shares subject to outstanding stock options under the 2009 LTIP; and (x) 17,809 shares subject to outstanding directors' deferred stock units under the 2009 LTIP, inclusive of dividend reinvestments thereon.
(3)The weighted-average exercise price is calculated solely based on outstanding stock options and stock appreciation rights under the 2019 LTIP, 2014 LTIP and the 2009 LTIP and excludes deferred stock units under the 2019 LTIP, 2014 LTIP, and the 2009 LTIP and performance awards under the 2019 LTIP, 2014 LTIP and 2009 LTIP. The weighted average remaining term of the outstanding stock options and stock appreciation rights was 4.2 years and 8.0 years, respectively, as of December 31, 2021.
(4)Consists of (i) 4,436,758 shares available for future issuance under the 2020 LTIP and (ii) 241,444 shares available for future issuance under the 2008 ESPP. As of December 31, 2021, no shares were subject to purchase under the 2008 ESPP.
(5)Consists of the 2005 DDCP which is described below.
(6)Consists entirely of shares invested in the EQT common stock fund, payable in shares of common stock, allocated to non-employee directors' accounts under the 2005 DDCP as of December 31, 2021.
(7)Consists entirely of shares available for future issuance under the 2005 DDCP as of December 31, 2021.

2005 Directors' Deferred Compensation Plan

The 2005 DDCP was adopted by the Compensation Committee, effective January 1, 2005. Neither the original adoption of the plan nor its amendments required approval by our shareholders. The plan allows non-employee directors to defer all or a portion of their directors' fees and retainers. Amounts deferred are payable on or following retirement from our Board of Directors unless an early payment is authorized after the director suffers an unforeseeable financial emergency. In addition to deferred directors' fees and retainers, the deferred stock units granted to directors on or after January 1, 2005 under the 2009 LTIP and the 2014 LTIP are administered under this plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Information required by Items 404 and 407(a) of Regulation S-K with respect to related person transactions and director independence is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of shareholders, which proxy statement is expected to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2021.

Item 14.        Principal Accountant Fees and Services

Information required by Item 9(e) of Schedule 14A is incorporated herein by reference from our definitive proxy statement relating to the 2022 annual meeting of shareholders, which proxy statement is expected to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2021.

PART IV

Item 15.        Exhibits and Financial Statements Schedules

EQT CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE THREE YEARS ENDED DECEMBER 31, 2021

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	(Deductions) Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period

	(Thousands)
Valuation allowance for deferred tax assets:
2021	$529,992	$38,556	$—	$(17,581)	$550,967
2020	$423,444	$132,386	$—	$(25,838)	$529,992
2019	$351,408	$84,260	$1,114	$(13,338)	$423,444

All other schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

3	Exhibits

Exhibit	Description	Method of Filing
2.01**	Membership Interest Purchase Agreement, dated May 5, 2021, among Alta Resources Development, LLC, Alta Marcellus Development, LLC, ARD Operating, LLC, EQT Acquisition HoldCo LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on May 7, 2021.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Description of Capital Stock.	Filed herewith as Exhibit 4.01.
4.02(a)	Indenture, dated April 1, 1983, between EQT Corporation (as successor to Equitable Gas Company) and Pittsburgh National Bank, as trustee.	Incorporated herein by reference to Exhibit 4.01(a) to Form 10-K (#001-3551) for the year ended December 31, 2007.
4.02(b)	Instrument appointing Bankers Trust Company as successor trustee to Pittsburgh National Bank.	Incorporated herein by reference to Exhibit 4.01(b) to Form 10-K (#001-3551) for the year ended December 31, 1998.
4.02(c)	Supplemental Indenture, dated March 15, 1991, between EQT Corporation (as successor to Equitable Resources, Inc.) and Bankers Trust Company.	Incorporated herein by reference to Exhibit 4.01(f) to Form 10-K (#001-3551) for the year ended December 31, 1996.
4.02(d)
Resolutions adopted July 6, 1992 and February 19, 1993 by the Ad Hoc Finance Committee of the Board of Directors of Equitable Resources, Inc. and Addenda Nos. 1 through 8, establishing the terms and provisions of the Series B Medium-Term Notes.
Incorporated herein by reference to Exhibit 4.01(h) to Form 10-K (#001-3551) for the year ended December 31, 1997.
4.02(e)
Second Supplemental Indenture, dated June 30, 2008, between EQT Corporation, Equitable Resources, Inc., and Deutsche Bank Trust Company Americas, as trustee, pursuant to which EQT Corporation assumed the obligations of Equitable Resources, Inc. under the related Indenture.
Incorporated herein by reference to Exhibit 4.01(g) to Form 8-K (#001-3551) filed on July 1, 2008.

Exhibit	Description	Method of Filing
4.03(a)	Indenture, dated July 1, 1996, between EQT Corporation (as successor to Equitable Resources, Inc.) and The Bank of New York (as successor to Bank of Montreal Trust Company), as trustee.	Incorporated herein by reference to Exhibit 4.01(a) to Form S-4 Registration Statement (#333-103178) filed on February 13, 2003.
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
Incorporated herein by reference to Exhibit 4.03(c) to Form 8-K (#001-3551) filed on July 1, 2008.
4.04(d)	Seventh Supplemental Indenture, dated October 4, 2017, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.000% Senior Notes due 2022 were issued.	Incorporated herein by reference to Exhibit 4.7 to Form 8-K (#001-3551) filed on October 4, 2017.
4.04(e)	Eighth Supplemental Indenture, dated October 4, 2017, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.900% Senior Notes due 2027 were issued.	Incorporated herein by reference to Exhibit 4.9 to Form 8-K (#001-3551) filed on October 4, 2017.
4.04(f)	Ninth Supplemental Indenture, dated January 21, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 6.125% Senior Notes due 2025 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on January 21, 2020.
4.04(g)	Tenth Supplemental Indenture, dated January 21, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 7.000% Senior Notes due 2030 were issued.	Incorporated herein by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on January 21, 2020.
4.04(h)	Eleventh Supplemental Indenture, dated November 16, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 5.00% Senior Notes due 2029 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on November 16, 2020.
4.04(i)	Twelfth Supplemental Indenture, dated May 17, 2021, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.125% Senior Notes due 2026 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on May 18, 2021.
4.04(j)	Thirteenth Supplemental Indenture, dated May 17, 2021, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 3.625% Senior Notes due 2031 were issued.	Incorporated herein by reference to Exhibit 4.4 to Form 8-K (#001-3551) filed on May 18, 2021.
4.05	Indenture, dated April 28, 2020, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 1.75% Convertible Senior Notes due 2026 were issued.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on April 29, 2020.
10.01(a)
Second Amended and Restated Credit Agreement, dated July 31, 2017, among EQT Corporation, PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on August 3, 2017.
10.01(b)
Extension Agreement and First Amendment to Second Amended and Restated Credit Agreement, dated April 23, 2021, among EQT Corporation, PNC Bank, National Association, as administrative agent, and each lender party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 26, 2021.

Exhibit	Description	Method of Filing
10.02(a)**	Gas Gathering and Compression Agreement, dated February 26, 2020, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Incorporated herein by reference to Exhibit 10.01 to Form 10-Q (#001-3551) for the quarter ended March 31, 2020.
10.02(b)**	First Amendment to Gas Gathering and Compression Agreement, dated August 26, 2020, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Incorporated herein by reference to Exhibit 10.01 to Form 10-Q (#001-3551) for the quarter ended September 30, 2020.
10.02(c)**
Letter Agreement, dated November 1, 2020, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.03(c) to Form 10-K (#001-3551) for the year ended December 31, 2020.
10.02(d)**
Letter Agreement (Wherry), dated February 2, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(a) to Form 10-Q (#001-3551) for the quarter ended March 31, 2021.
10.02(e)**
Letter Agreement (Ealy), dated February 3, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(b) to Form 10-Q (#001-3551) for the quarter ended March 31, 2021.
10.02(f)**
Letter Agreement (Oxford 43), dated February 9, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, and acknowledged and agreed to by Rice Drilling D LLC and EQM Olympus Midstream, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(c) to Form 10-Q (#001-3551) for the quarter ended March 31, 2021.
10.02(g)**
Letter Agreement (JT Farms), dated February 23, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(d) to Form 10-Q (#001-3551) for the quarter ended March 31, 2021.
10.02(h)**
Letter Agreement (Ealy North – July), dated July 10, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(a) to Form 10-Q (#001-3551) for the quarter ended September 30, 2021.
10.02(i)**
Letter Agreement (Ealy North – August), dated August 25, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(b) to Form 10-Q (#001-3551) for the quarter ended September 30, 2021.
10.02(j)**
Letter Agreement (Throckmorton), dated September 13, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.
Incorporated herein by reference to Exhibit 10.01(c) to Form 10-Q (#001-3551) for the quarter ended September 30, 2021.
10.02(k)**	Second Amendment to Gas Gathering and Compression Agreement, dated December 6, 2021, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Filed herewith as Exhibit 10.02(k).
10.02(l)**
Third Amendment to Gas Gathering and Compression Agreement, dated December 21, 2021 and made effective January 1, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.
Filed herewith as Exhibit 10.02(l).

Exhibit	Description	Method of Filing
10.03	Shareholder and Registration Rights Agreement, dated November 12, 2018, between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on November 13, 2018.
10.04	Tax Matters Agreement, dated November 12, 2018, between EQT Corporation and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-3551) filed on November 13, 2018.
10.05	Form of Capped Call Confirmation.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-3551) filed on April 29, 2020.
10.06**
Purchase Agreement, dated May 10, 2021, among EQT Corporation and BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named in Schedule 1 thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 14, 2021.
10.07	Registration Rights Agreement, dated July 21, 2021, among EQT Corporation and certain security holders thereof parties thereto, and Form of Lock-Up Agreement.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on July 22, 2021.
10.08(a)*	EQT Corporation 2009 Long-Term Incentive Plan (as amended and restated through July 11, 2012).	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-3551) for the quarter ended June 30, 2012.
10.08(b)*	Form of Participant Award Agreement (Phantom Stock Unit Awards) under 2009 Long-Term Incentive Plan (pre-2013 grants).	Incorporated herein by reference to Exhibit 10.02(b) to Form 10-K (#001-3551) for the year ended December 31, 2012.
10.08(c)*	Form of Participant Award Agreement (Phantom Stock Unit Awards) under 2009 Long-Term Incentive Plan (2013 and 2014 grants).	Incorporated herein by reference to Exhibit 10.02(s) to Form 10-K (#001-3551) for the year ended December 31, 2012.
10.09(a)*	EQT Corporation 2014 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 1, 2014.
10.09(b)*	Form of Participant Award Agreement (Phantom Stock Unit Awards) under 2014 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.03(b) to Form 10-K (#001-3551) for the year ended December 31, 2014.
10.09(c)*	Form of Restricted Stock Award Agreement (Standard) under 2014 Long-Term Incentive Plan (2019 grants).	Incorporated herein by reference to Exhibit 10.02(aa) to Form 10-K (#001-3551) for the year ended December 31, 2018.
10.10(a)*	EQT Corporation 2019 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 (#001-3551) filed on July 15, 2019.
10.10(b)*	Form of Restricted Stock Unit Award Agreement (Standard) under 2019 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.06(c) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.10(c)*	Form of Incentive Performance Share Unit Program under 2019 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.06(d) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.10(d)*	Form of Participant Award Agreement under 2020 Incentive Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.06(e) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.10(e)*	Form of Stock Appreciation Rights Award Agreement under 2019 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.06(f) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.10(f)*	Form of Participant Award Agreement (Stock Option) under 2019 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.06(g) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.11*	EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 99.1 to Form S-8 (#333-237953) filed on May 1, 2020.
10.12(a)*	Form of Restricted Stock Unit Award Agreement (Standard).	Incorporated herein by reference to Exhibit 10.10(a) to Form 10-K (#001-3551) for the year ended December 31, 2020.

Exhibit	Description	Method of Filing
10.12(b)*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors).	Incorporated herein by reference to Exhibit 10.06(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.13*	Form of EQT Corporation Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 4, 2020.
10.14(a)*	Form of Incentive Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.12(a) to Form 10-K (#001-3551) for the year ended December 31, 2020.
10.14(b)*	Form of Participant Award Agreement under Incentive Performance Share Unit Program.	Incorporated herein by reference to Exhibit 10.12(b) to Form 10-K (#001-3551) for the year ended December 31, 2020.
10.15*	Form of Participant Award Agreement (Stock Option).	Incorporated herein by reference to Exhibit 10.06(g) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.16*	EQT Corporation Executive Severance Plan and Form of Participation Notice.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on May 20, 2020.
10.17(a)*	2005 Directors' Deferred Compensation Plan (as amended and restated December 3, 2014).	Incorporated herein by reference to Exhibit 10.09 to Form 10-K (#001-3551) for the year ended December 31, 2014.
10.17(b)*	Amendment to 2005 Directors' Deferred Compensation Plan (as amended October 2, 2018).	Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-3551) for the quarter ended September 30, 2018.
10.18*	Form of Indemnification Agreement between EQT Corporation and executive officers and outside directors.	Incorporated herein by reference to Exhibit 10.18 to Form 10-K (#001-3551) for the year ended December 31, 2008.
10.19*	Separation and Release Agreement, dated November 13, 2017, among EQT Corporation, EQT RE, LLC and Daniel J. Rice IV.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on November 17, 2017.
10.20(a)*	Offer Letter, dated December 18, 2019, between EQT Corporation and David M. Khani.	Incorporated herein by reference to Exhibit 10.28(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.20(b)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated January 3, 2020, between EQT Corporation and David M. Khani.	Incorporated herein by reference to Exhibit 10.28(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.21*	Offer Letter, dated January 6, 2020, between EQT Corporation and William E. Jordan.	Incorporated herein by reference to Exhibit 10.29(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.22(a)*	Offer Letter, dated July 18, 2019, between EQT Corporation and Richard Anthony Duran.	Incorporated herein by reference to Exhibit 10.30(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.22(b)*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated August 5, 2019, between EQT Corporation and Richard Anthony Duran.	Incorporated herein by reference to Exhibit 10.30(b) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.22(c)*	Relocation Expense Reimbursement Agreement, dated July 24, 2019, between EQT Corporation and Richard Anthony Duran.	Incorporated herein by reference to Exhibit 10.30(c) to Form 10-K (#001-3551) for the year ended December 31, 2019.
10.23*	Offer Letter, dated July 16, 2019, between EQT Corporation and Lesley Evancho.	Incorporated herein by reference to Exhibit 10.31(a) to Form 10-K (#001-3551) for the year ended December 31, 2019.
21	Schedule of Subsidiaries.	Filed herewith as Exhibit 21.
23.01	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.01.
23.02	Consent of Netherland, Sewell & Associates, Inc.	Filed herewith as Exhibit 23.02.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.

Exhibit	Description	Method of Filing
99	Independent Petroleum Engineers' Audit Report.	Filed herewith as Exhibit 99.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory arrangement.

**Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10(iv)), as applicable, of Regulation S-K. EQT Corporation agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request. Redactions and omissions are designated with brackets containing asterisks.

Certain instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instruments exceeds 10% of the Company's total assets. EQT Corporation agrees to furnish to the SEC, upon request, a copy of any such instruments.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT CORPORATION

By:	/s/ Toby Z. Rice
Toby Z. Rice
President and Chief Executive Officer
February 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TOBY Z. RICE	President,	February 10, 2022
Toby Z. Rice	Chief Executive Officer and
(Principal Executive Officer)	Director

/s/ DAVID M. KHANI	Chief Financial Officer	February 10, 2022
David M. Khani
(Principal Financial Officer)

/s/ TODD M. JAMES	Chief Accounting Officer	February 10, 2022
Todd M. James
(Principal Accounting Officer)

/s/ LYDIA I. BEEBE	Chair	February 10, 2022
Lydia I. Beebe

/s/ PHILIP G. BEHRMAN	Director	February 10, 2022
Philip G. Behrman

/s/ LEE M. CANAAN	Director	February 10, 2022
Lee M. Canaan

/s/ JANET L. CARRIG	Director	February 10, 2022
Janet L. Carrig

/s/ FRANK C. HU	Director	February 10, 2022
Frank C. Hu

/s/ KATHRYN J. JACKSON	Director	February 10, 2022
Kathryn J. Jackson

/s/ JOHN F. MCCARTNEY	Director	February 10, 2022
John F. McCartney

/s/ JAMES T. MCMANUS II	Director	February 10, 2022
James T. McManus II

/s/ ANITA M. POWERS	Director	February 10, 2022
Anita M. Powers

/s/ DANIEL J. RICE IV	Director	February 10, 2022
Daniel J. Rice IV

/s/ HALLIE A. VANDERHIDER	Director	February 10, 2022
Hallie A. Vanderhider