Form 10-Q
period 2022-03-31
EQT Corp
filed 2022-04-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM__________ TO__________

COMMISSION FILE NUMBER: 001-03551

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 22, 2022, 369,535,705 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$2,486,624	$1,130,951
Loss on derivatives not designated as hedges	(3,077,637)	(188,813)
Net marketing services and other	11,903	7,785
Total operating revenues	(579,110)	949,923
Operating expenses:
Transportation and processing	516,104	445,784
Production	71,012	47,230
Exploration	772	949
Selling, general and administrative	69,096	45,006
Depreciation and depletion	422,098	377,116
Gain on sale/exchange of long-lived assets	(1,209)	(1,207)
Impairment of contract asset	184,945	—
Impairment and expiration of leases	29,991	16,757
Other operating expenses	16,347	9,443
Total operating expenses	1,309,156	941,078
Operating (loss) income	(1,888,266)	8,845
Loss (income) from investments	20,785	(11,848)
Dividend and other income	(3,596)	(3,304)
Loss on debt extinguishment	6,923	4,424
Interest expense	67,902	70,473
Loss before income taxes	(1,980,280)	(50,900)
Income tax benefit	(465,697)	(12,959)
Net loss	(1,514,583)	(37,941)
Less: Net income (loss) attributable to noncontrolling interest	1,465	(514)
Net loss attributable to EQT Corporation	$(1,516,048)	$(37,427)

Loss per share of common stock attributable to EQT Corporation:
Basic and diluted:
Weighted average common stock outstanding	374,142	278,852
Net loss	$(4.05)	$(0.13)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(Thousands)
Net loss	$(1,514,583)	$(37,941)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $20 and $27	63	80
Comprehensive loss	(1,514,520)	(37,861)
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,465	(514)
Comprehensive loss attributable to EQT Corporation	$(1,515,985)	$(37,347)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16,913	$113,963
Accounts receivable (less provision for doubtful accounts: $321 and $321)	1,212,596	1,438,031
Derivative instruments, at fair value	1,304,109	543,337
Prepaid expenses and other	492,312	191,435
Total current assets	3,025,930	2,286,766

Property, plant and equipment	26,304,423	26,016,092
Less: Accumulated depreciation and depletion	8,008,534	7,597,172
Net property, plant and equipment	18,295,889	18,418,920

Contract asset	29,250	410,000
Other assets	463,542	491,702
Total assets	$21,814,611	$21,607,388

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$493,815	$1,060,970
Accounts payable	1,416,274	1,339,251
Derivative instruments, at fair value	5,362,080	2,413,608
Other current liabilities	333,118	372,412
Total current liabilities	7,605,287	5,186,241

Credit facility borrowings	26,000	—
Senior notes	4,437,572	4,435,782
Note payable to EQM Midstream Partners, LP	92,891	94,320
Deferred income taxes	433,769	907,306
Other liabilities and credits	1,013,059	1,012,740
Total liabilities	13,608,578	11,636,389

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 369,266 and 377,432	9,921,348	10,071,820
Treasury stock, shares at cost: 192 and 1,033	(2,848)	(18,046)
Accumulated deficit	(1,725,279)	(94,400)
Accumulated other comprehensive loss	(4,548)	(4,611)
Total common shareholders' equity	8,188,673	9,954,763
Noncontrolling interest in consolidated subsidiary	17,360	16,236
Total equity	8,206,033	9,970,999
Total liabilities and equity	$21,814,611	$21,607,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net loss	$(1,514,583)	$(37,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(473,557)	(11,970)
Depreciation and depletion	422,098	377,116
Impairments of long-lived assets and gain on sale/exchange of long-lived assets	213,727	15,550
Loss (income) from investments	20,785	(11,848)
Loss on debt extinguishment	6,923	4,424
Share-based compensation expense	7,470	6,239
Amortization, accretion and other	13,179	6,342
Loss on derivatives not designated as hedges	3,077,637	188,813
Net cash settlements paid on derivatives not designated as hedges	(885,539)	(38,140)
Net premiums received (paid) on derivative instruments	372	(3,147)
Changes in other assets and liabilities:
Accounts receivable	225,968	(112,899)
Accounts payable	52,867	116,732
Other current assets	(107,455)	(34,066)
Other items, net	(38,673)	(65,290)
Net cash provided by operating activities	1,021,219	399,915
Cash flows from investing activities:
Capital expenditures	(292,281)	(251,277)
Proceeds from sale of assets	1,258	—
Other investing activities	(149)	3,367
Net cash used in investing activities	(291,172)	(247,910)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,721,000	1,581,000
Repayment of credit facility borrowings	(2,695,000)	(1,581,000)
Repayment and retirement of debt	(570,174)	(126,396)
Premiums paid on debt extinguishment	(6,240)	(4,267)
Dividends paid	(47,063)	—
Cash paid for taxes related to net settlement of share-based incentive awards	(13,648)	(2,632)
Proceeds from exercises under employee compensation plans	1,214	—
Repurchase and retirement of common stock	(216,491)	—
(Distribution to) contribution from noncontrolling interest	(341)	3,750
Other financing activities	(354)	—
Net cash used in financing activities	(827,097)	(129,545)
Net change in cash and cash equivalents	(97,050)	22,460
Cash and cash equivalents at beginning of period	113,963	18,210
Cash and cash equivalents at end of period	$16,913	$40,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiary	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2021	278,345	$8,145,539	$(29,348)	$1,056,626	$(5,355)	$7,490	$9,174,952
Comprehensive loss, net of tax:
Net loss				(37,427)		(514)	(37,941)
Other postretirement benefits liability adjustment, net of tax expense: $27					80		80
Share-based compensation plans	436	(3,041)	7,879				4,838
Contribution from noncontrolling interest						3,750	3,750
Balance at March 31, 2021	278,781	$8,142,498	$(21,469)	$1,019,199	$(5,275)	$10,726	$9,145,679

Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive loss, net of tax:
Net (loss) income				(1,516,048)		1,465	(1,514,583)
Other postretirement benefits liability adjustment, net of tax expense: $20					63		63
Dividends ($0.125 share)				(47,063)			(47,063)
Share-based compensation plans	1,207	(18,220)	15,198				(3,022)
Issuance of common stock for Convertible Notes settlement (Note 6)	1	8					8
Repurchase and retirement of common stock	(8,533)	(132,260)		(67,768)			(200,028)
Distribution to noncontrolling interest						(341)	(341)
Balance at March 31, 2022	369,074	$9,921,348	$(2,848)	$(1,725,279)	$(4,548)	$17,360	$8,206,033

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2022 and December 31, 2021, the results of its operations, equity and cash flows for the three month periods ended March 31, 2022 and 2021. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

These financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing certain separation models for convertible instruments. For convertible instruments with conversion features that are not accounted for as derivatives under Accounting Standards Codification 815 or do not result in substantial premiums accounted for as paid-in capital, the convertible instrument's embedded conversion features are no longer separated from the host contract. Consequently, and as long as no other feature requires bifurcation and recognition as a derivative, the convertible instrument is accounted for as a single liability measured at its amortized cost. Under ASU 2020-06, entities are required to use the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). The if-converted method assumes share settlement of the instrument, which increases the number of potentially dilutive securities used to calculate diluted EPS. This ASU also adds several new disclosure requirements.

The Company adopted this ASU effective as of January 1, 2022 using the full retrospective method of adoption. The following tables present the impact of the adoption of ASU 2020-06 on the Company's previously reported historical results. See Note 6 for discussion of the Convertible Notes (defined in Note 6).

	Three Months Ended March 31, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands, except per share amounts)
Interest expense	$75,099	$(4,626)	$70,473
Income tax benefit	(14,494)	1,535	(12,959)
Net loss	(41,032)	3,091	(37,941)
Less: Net loss attributable to noncontrolling interest	(514)	—	(514)
Net loss attributable to EQT Corporation	$(40,518)	$3,091	$(37,427)

Basic and diluted:
Weighted average common stock outstanding (a)	278,852	—	278,852
Loss per share of common stock attributable to EQT Corporation	$(0.15)	$0.02	$(0.13)

(a)For the three months ended March 31, 2021, diluted weighted average common stock outstanding did not change because the potentially dilutive securities had an anti-dilutive effect on loss per share.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands)
Current portion of debt (a)	$954,900	$106,070	$1,060,970
Deferred income taxes	938,612	(31,306)	907,306
Common stock, no par value	10,167,963	(96,143)	10,071,820
Accumulated deficit	(115,779)	21,379	(94,400)

(a)Pursuant to the terms of the Convertible Notes indenture, a sale price condition for conversion of the Convertible Notes was satisfied as of December 31, 2021, and, accordingly, holders of the Convertible Notes were permitted to convert any of their Convertible Notes at their option at any time during the three months ended March 31, 2022, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of December 31, 2021, the net carrying value of the Convertible Notes was included in current portion of debt in the Consolidated Balance Sheet.

Certain line items in the Statement of Condensed Consolidated Cash Flows were adjusted to reflect the impact of the adoption of ASU 2020-06; however, the adoption did not impact cash and did not change net cash provided by operating, investing or financing activities.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Three Months Ended March 31,
	2022	2021

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$82,698	$85,211
Income taxes, net	2,129	22,751

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$6,475	$907
Capitalization of non-cash equity share-based compensation	1,033	1,228
Issuance of common stock for Convertible Notes settlement (Note 6)	8	—
Increase in right-of-use assets and lease liabilities, net	—	783

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $898.4 million and $1,093.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. These contracts are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended March 31,
	2022	2021

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$2,289,365	$1,013,080
NGLs sales	173,503	100,257
Oil sales	23,756	17,614
Total revenues from contracts with customers	$2,486,624	$1,130,951

Other sources of revenue:
Loss on derivatives not designated as hedges	(3,077,637)	(188,813)
Net marketing services and other	11,903	7,785
Total operating revenues	$(579,110)	$949,923

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of March 31, 2022. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2022.

	2022 (a)	2023	Total

	(Thousands)
Natural gas sales	$6,146	$6,795	$12,941

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,471 billion cubic feet (Bcf) of natural gas and 2,143 thousand barrels (Mbbl) of NGLs as of March 31, 2022 and 2,184 Bcf of natural gas and 3,055 Mbbl of NGLs as of December 31, 2021. The open positions at both March 31, 2022 and December 31, 2021 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of March 31, 2022, the Company's senior notes were rated "Ba1" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $639.6 million and $594.9 million, respectively, for which the Company deposited and recorded current assets of $117.7 million and $0.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both March 31, 2022 and December 31, 2021, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2022 and December 31, 2021, the Company recorded $141.6 million and $147.7 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
March 31, 2022
Asset derivative instruments, at fair value	$1,304,109	$(1,268,394)	$—	$35,715
Liability derivative instruments, at fair value	5,362,080	(1,268,394)	(259,245)	3,834,441

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$(468,266)	$—	$75,071
Liability derivative instruments, at fair value	2,413,608	(468,266)	(147,773)	1,797,569

The Consolidated GGA (defined in Note 8) executed in connection with the Equitrans Share Exchange (defined in Note 8) provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of March 31, 2022 and December 31, 2021, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $51 million and $111 million, respectively. The fair value of the derivative liability related to the Henry Hub Cash Bonus is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

During the second quarter of 2020, the Company closed a transaction to sell certain non-strategic assets located in Pennsylvania and West Virginia (the 2020 Divestiture), the purchase and sale agreement for which, among other things, provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million, conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. As of March 31, 2022 and December 31, 2021, the derivative asset related to the Contingent Consideration had a fair value of approximately $5.8 million and $8.2 million, respectively. During the three months ended March 31, 2022, the Company received cash from the Contingent Consideration of $2.5 million. Changes in fair value are recorded in gain on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the derivative asset related to the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
March 31, 2022
Asset derivative instruments, at fair value	$1,304,109	$306,902	$997,207	$—
Liability derivative instruments, at fair value	5,362,080	193,244	5,168,836	—

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$66,833	$476,504	$—
Liability derivative instruments, at fair value	2,413,608	126,053	2,287,555	—

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

During April 2022, the Company sold the remaining balance of its Equitrans Midstream common stock for net proceeds of approximately $189 million.

The Company has an investment in a fund (the Investment Fund) that invests in companies developing technology and operating solutions for exploration and production companies. The investment is valued using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2022 and December 31, 2021, the Company's senior notes had a fair value of approximately $5.8 billion and $6.5 billion, respectively, and a carrying value of approximately $4.9 billion and $5.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of March 31, 2022 and December 31, 2021, the Company's note payable to EQM had a fair value of approximately $109 million and $118 million, respectively, and a carrying value of approximately $98 million and $100 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 3 for a discussion of the fair value measurement of the derivative liability recorded in connection with the Equitrans Share Exchange and the embedded derivative recorded in connection with the 2020 Divestiture. See Note 8 for a discussion of the fair value measurement of the contract asset. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the fair value measurement of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

5.    Income Taxes

For the three months ended March 31, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2022.

The Company recorded income tax benefit at an effective tax rate of 23.5% and 25.5% for the three months ended March 31, 2022 and 2021, respectively. The Company's effective tax rate for the three months ended March 31, 2022 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits. The Company's effective tax rate for the three months ended March 31, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits, partly offset by tax expense related to deduction limitations for executive compensation.

6.    Debt

Credit facility. The Company has a $2.5 billion credit facility that matures in July 2023.

The Company had approximately $425 million and $440 million of letters of credit outstanding under its credit facility as of March 31, 2022 and December 31, 2021, respectively.

Under the Company's credit facility, for the three months ended March 31, 2022 and 2021, the maximum amounts of outstanding borrowings were $615 million and $890 million, respectively, the average daily balances were approximately $306 million and $525 million, respectively, and interest was incurred at weighted average annual interest rates of 2.0% and 2.1%, respectively.

Debt repayments. In the first quarter of 2022, the Company redeemed or repurchased all $568.8 million of the remaining aggregate principal amount of its 3.00% senior notes at a total cost of $581.5 million, inclusive of premiums of $5.5 million and accrued but unpaid interest of $7.2 million.

Convertible Notes. In April 2020, the Company issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes) due May 1, 2026 unless earlier redeemed, repurchased or converted.

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on January 30, 2026 under the following circumstances:
•during any quarter as long as the last reported price of EQT common stock for at least 20 trading days (consecutive or otherwise) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter is greater than or equal to 130% of the conversion price on each such trading day (the Sale Price Condition);

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
•during the five-business-day period after any five-consecutive-trading-day period (the measurement period) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period is less than 98% of the product of the last reported price of EQT common stock and the conversion rate for the Convertible Notes on each such trading day;
•if the Company calls any or all of the Convertible Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding such redemption date; and
•upon the occurrence of certain corporate events set forth in the Convertible Notes indenture.

On or after February 1, 2026, holders of the Convertible Notes may convert their Convertible Notes at their option at any time until the close of business on the second scheduled trading date immediately preceding May 1, 2026.

The Company may not redeem the Convertible Notes prior to May 5, 2023. On or after May 5, 2023 and prior to February 1, 2026, the Company may redeem for cash all or any portion of the Convertible Notes at its option at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest up to the redemption date as long as the last reported price per share of EQT common stock has been at least 130% of the conversion price in effect for at least 20 trading days (consecutive or otherwise) during any 30-consecutive-trading-day period ending on the trading day immediately preceding the date on which the Company delivers notice of redemption. A sinking fund is not provided for the Convertible Notes.

The initial conversion rate for the Convertible Notes was 66.6667 shares of EQT common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of $15.00 per share of EQT common stock. The initial conversion price represents a premium of 20% to the $12.50 per share closing price of EQT common stock on April 23, 2020. The conversion rate is subject to adjustment under certain circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.

As a result of the cash dividend the Company paid on its common stock in the first quarter of 2022, effective February 11, 2022, the conversion rate for the Convertible Notes was adjusted to 67.0535 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. Future dividend payments by the Company will result in further adjustments to the conversion rate per share of EQT common stock.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2021 and March 31, 2022, and, accordingly, holders of the Convertible Notes are permitted to convert any of their Convertible Notes at their option at any time beginning on January 1, 2022 and continuing until June 30, 2022, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of December 31, 2021 and March 31, 2022, the net carrying value of the Convertible Notes was included in current portion of debt on the Condensed Consolidated Balance Sheets.

The following table summarizes Convertible Notes conversion right exercises from issuance through April 22, 2022. The Company elected to settle all such conversions by issuing to the converting holders shares of EQT common stock.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price
	(Thousands)
September 2021	$9	599	$19.64
March 2022	8	536	33.65
April 2022	26	1,742	34.78

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In connection with the Convertible Notes offering, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions), the purpose of which is to reduce the potential dilution to EQT common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such obligation, with such reduction and offset subject to a cap. The Capped Call Transactions have an initial strike price of $15.00 per share of EQT common stock and an initial capped price of $18.75 per share of EQT common stock, each of which are subject to certain customary adjustments, including adjustments as a result of the Company paying a dividend on its common stock.

The Capped Call Transactions are separate from the Convertible Notes. The Capped Call Transactions were recorded in shareholders' equity and were not accounted for as derivatives. The cost to purchase the Capped Call Transactions of $32.5 million was recorded as a reduction to equity and will not be remeasured.

Based on the closing stock price of EQT common stock of $34.41 on March 31, 2022 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $651 million.

The table below summarizes the net carrying value and fair value of the Convertible Notes.

	March 31, 2022	December 31, 2021

	(Thousands)
Principal	$499,983	$499,991
Less: Unamortized debt issuance costs	11,764	12,448
Net carrying value of Convertible Notes	$488,219	$487,543

Fair value of Convertible Notes (a)	$1,187,320	$854,985

(a)The fair value is a Level 2 fair value measurement. See Note 4 for further discussion.

The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended March 31,
	2022	2021

	(Thousands)
Contractual interest expense	$2,187	$2,188
Amortization of issuance costs	684	669
Total Convertible Notes interest expense	$2,871	$2,857

7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three months ended March 31, 2022 and 2021, all such securities, totaling 7,336,020 and 7,745,522, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

Additionally, the Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted EPS. For the three months ended March 31, 2022 and 2021, approximately 33.5 million and 33.3 million shares, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share. See Notes 1 and 6 for further discussion of the Convertible Notes.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Impairment of Contract Asset

During the first quarter of 2020, the Company sold to Equitrans Midstream approximately 50% of the Company's equity interest in Equitrans Midstream in exchange for a combination of cash and rate relief under certain of the Company's gathering contracts with an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The rate relief was effected through the execution of a consolidated gas gathering and compression agreement entered into between the Company and an affiliate of Equitrans Midstream (the Consolidated GGA). In addition, because the Mountain Valley Pipeline was not in service by January 1, 2022, the Consolidated GGA provides the Company with the option to forgo a portion of the gathering fee relief that would otherwise be applicable following the Mountain Valley Pipeline in-service date in exchange for a cash payment to the Company of $196 million. The cash payment option can be exercised following January 1, 2022 and ending on the earlier of the Mountain Valley Pipeline in-service date or December 31, 2022. To date, the Company has not exercised the cash payment option.

On the closing date of the Equitrans Share Exchange, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset of $410 million representing the estimated fair value of the rate relief inclusive of the cash payment option. During the first quarter of 2022, the Company identified indicators that the carrying value of the contract asset may not be fully recoverable, including increased uncertainty of the estimated timing of completion of the Mountain Valley Pipeline due to recent court rulings. As a result of the Company's impairment evaluation, the Company recognized impairment of $184.9 million in the Statement of Condensed Consolidated Operations for the three months ended March 31, 2022. The impairment reduced the carrying value of the contract asset to its estimated fair value as of March 31, 2022 of $225 million, of which $196 million was attributable to the cash payment option provided by the Consolidated GGA and presented in prepaid expenses and other in the Condensed Consolidated Balance Sheet and $29 million was attributable to the residual rate relief realizable upon the in-service date of the Mountain Valley Pipeline and presented in contract asset in the Condensed Consolidated Balance Sheet. The fair value of the contract asset was based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included the following: (i) a probability-weighted estimate of the in-service date of the Mountain Valley Pipeline; (ii) an estimate of the potential exercise and timing of the cash payment option; (iii) an estimated production volume forecast and (iv) a market-based weighted average cost of capital.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and water required to execute our exploration and development plans, including as a result of the COVID-19 pandemic; risks associated with operating primarily in the Appalachian Basin and obtaining a substantial amount of our midstream services from Equitrans Midstream Corporation (Equitrans Midstream); the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to acquisitions and other significant transactions. These and other risks and uncertainties are described under Item 1A., "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and set forth in other documents we file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net loss attributable to EQT Corporation for the three months ended March 31, 2022 was $1,516.0 million, $4.05 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2021 of $37.4 million, $0.13 per diluted share. The change was attributable primarily to the loss on derivatives not designated as hedges and, to a lesser extent, the impairment of our contract asset (discussed in Note 8 to the Condensed Consolidated Financial Statements), increased transportation and processing expense, increased depreciation and depletion and a loss from investments, partly offset by increased sales of natural gas, NGLs and oil and higher income tax benefit.

Results of operations for 2022 include the results of our operation of assets acquired from Alta Resources Development, LLC (the Alta Acquisition), which closed in July 2021.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2022	2021

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	466,136	390,298
NYMEX price ($/MMBtu)	$4.90	$2.69
Btu uplift	0.23	0.15
Natural gas price ($/Mcf)	$5.13	$2.84

Basis ($/Mcf) (a)	$(0.22)	$(0.25)
Cash settled basis swaps not designated as hedges ($/Mcf)	(0.21)	(0.09)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.43)	$(0.34)
Average adjusted price ($/Mcf)	$4.70	$2.50
Cash settled derivatives not designated as hedges ($/Mcf)	(1.73)	(0.01)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.97	$2.49
Natural gas sales, including cash settled derivatives	$1,383,196	$972,494

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	14,634	14,600
Sales volume (Mbbl)	2,439	2,433
Price ($/Bbl)	$64.05	$37.28
Cash settled derivatives not designated as hedges ($/Bbl)	(4.85)	(2.99)
Average price, including cash settled derivatives ($/Bbl)	$59.20	$34.29
NGLs sales	$144,381	$83,443
Ethane:
Sales volume (MMcfe) (b)	9,839	8,587
Sales volume (Mbbl)	1,640	1,431
Price ($/Bbl)	$10.54	$6.66
Ethane sales	$17,289	$9,534
Oil:
Sales volume (MMcfe) (b)	1,666	1,705
Sales volume (Mbbl)	278	284
Price ($/Bbl)	$85.55	$61.98
Oil sales	$23,756	$17,614

Total liquids sales volume (MMcfe) (b)	26,139	24,892
Total liquids sales volume (Mbbl)	4,357	4,148
Total liquids sales	$185,426	$110,591

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,568,622	$1,083,085
Total sales volume (MMcfe)	492,275	415,190
Average realized price ($/Mcfe)	$3.19	$2.61

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

	Three Months Ended March 31,
	2022	2021

	(Thousands, unless otherwise noted)
Total operating revenues	$(579,110)	$949,923
Add (deduct):
Loss on derivatives not designated as hedges	3,077,637	188,813
Net cash settlements paid on derivatives not designated as hedges	(885,539)	(38,140)
Premiums paid for derivatives that settled during the period	(32,463)	(9,726)
Net marketing services and other	(11,903)	(7,785)
Adjusted operating revenues, a non-GAAP financial measure	$1,568,622	$1,083,085

Total sales volume (MMcfe)	492,275	415,190
Average realized price ($/Mcfe)	$3.19	$2.61

Sales Volume and Revenues

	Three Months Ended March 31,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	455,427	373,941	81,486	21.8
Ohio Utica	34,206	39,929	(5,723)	(14.3)
Other	2,642	1,320	1,322	100.2
Total sales volume (a)	492,275	415,190	77,085	18.6

Average daily sales volume (MMcfe/d)	5,470	4,613	857	18.6

Operating revenues:
Sales of natural gas, NGLs and oil	$2,486,624	$1,130,951	$1,355,673	119.9
Loss on derivatives not designated as hedges	(3,077,637)	(188,813)	(2,888,824)	1,530.0
Net marketing services and other	11,903	7,785	4,118	52.9
Total operating revenues	$(579,110)	$949,923	$(1,529,033)	(161.0)

(a)NGLs, ethane and oil were converted to Mcfe at a rate of six Mcfe per barrel.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended March 31, 2022 compared to the same period in 2021 due to a higher average realized price and increased sales volume.

Average realized price for the three months ended March 31, 2022 compared to the same period in 2021 increased due to higher NYMEX prices and higher liquids prices, partly offset by unfavorable cash settled derivatives and unfavorable differential. For the three months ended March 31, 2022 and 2021, we paid $885.5 million and $38.1 million, respectively, of net cash settlements on derivatives not designated as hedges, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases from the assets acquired in the Alta Acquisition.

Loss on derivatives not designated as hedges. For the three months ended March 31, 2022 and 2021, we recognized a loss on derivatives not designated as hedges of $3,077.6 million and $188.8 million, respectively. The losses were related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Net marketing services and other. Net marketing services and other increased for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to third-party gathering revenues recognized on the midstream assets acquired in the Alta Acquisition.

Operating Expenses

The following table presents information on our production-related operating expenses.

	Three Months Ended March 31,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$320,529	$280,361	$40,168	14.3
Transmission	147,106	124,872	22,234	17.8
Processing	48,469	40,551	7,918	19.5
Lease operating expenses (LOE)	39,829	27,019	12,810	47.4
Production taxes	31,183	20,211	10,972	54.3
Exploration	772	949	(177)	(18.7)
Selling, general and administrative	69,096	45,006	24,090	53.5

Production depletion	$416,925	$373,008	$43,917	11.8
Other depreciation and depletion	5,173	4,108	1,065	25.9
Total depreciation and depletion	$422,098	$377,116	$44,982	11.9

Per Unit ($/Mcfe):
Gathering	$0.65	$0.68	$(0.03)	(4.4)
Transmission	0.30	0.30	—	—
Processing	0.10	0.10	—	—
LOE	0.08	0.07	0.01	14.3
Production taxes	0.06	0.05	0.01	20.0
Selling, general and administrative	0.14	0.11	0.03	27.3
Production depletion	0.85	0.90	(0.05)	(5.6)

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Gathering. Gathering expense increased on an absolute basis for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to increased sales volume from the assets acquired in the Alta Acquisition and higher gathering rates on certain contracts indexed to price. Gathering expense decreased on a per Mcfe basis for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to the lower gathering rate structure on the assets acquired in the Alta Acquisition.

Transmission. Transmission expense increased on an absolute basis for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to additional capacity acquired as part of the Alta Acquisition, lower credits received from and higher rates on the Texas Eastern Transmission Pipeline and additional capacity acquired on the Rockies Express Pipeline in the third quarter of 2021.

Processing. Processing expense increased on an absolute basis for the three months ended March 31, 2022 compared to the same period in 2021 due to increased liquid sales volume as a result of increased development of liquids-rich areas throughout 2021.

LOE. LOE increased on an absolute and per Mcfe basis for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to additional lease operating costs as a result of the Alta Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended March 31, 2022 compared to the same period in 2021 due to increased West Virginia severance taxes, which resulted primarily from higher prices, and increased Pennsylvania impact fees, which resulted from the additional wells acquired in the Alta Acquisition, higher prices and inflation.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards and higher litigation expense. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the three months ended March 31, 2022 compared to the same period in 2021 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the three months ended March 31, 2022 compared to the same period in 2021 due to a lower annual depletion rate.

Impairment of contract asset. During the three months ended March 31, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the three months ended March 31, 2022 and 2021, we recognized impairment and expiration of leases of $30.0 million and $16.8 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses for the three months ended March 31, 2022 of $16.3 million were attributable primarily to changes in legal reserves, including settlements. Other operating expenses for the three months ended March 31, 2021 of $9.4 million were attributable primarily to transaction costs associated with our acquisition of upstream assets from Chevron U.S.A. Inc. and changes in legal reserves, including settlements.

Other Income Statement Items

Loss (income) from investments. For the three months ended March 31, 2022, we recognized a loss from investments due primarily to a loss on our investment in Equitrans Midstream, which resulted from a decrease in Equitrans Midstream's stock price to $8.44 as of March 31, 2022 from $10.34 as of December 31, 2021, partly offset by a gain on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements) and equity earnings on our investment in Laurel Mountain Midstream LLC. For the three months ended March 31, 2021, we recognized gains on our investments in the Investment Fund and Equitrans Midstream.

Loss on debt extinguishment. During the three months ended March 31, 2022, we recognized a loss on debt extinguishment of $6.9 million due to the repayment of our 3.00% senior notes. During the three months ended March 31, 2021, we recognized a loss on debt extinguishment of $4.4 million due to the repayment of our 4.875% senior notes. See Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense. Interest expense decreased for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to reduced interest expense on letters of credit and lower borrowings under our credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures and Sales Volume. In 2022, we expect to spend approximately $1.30 to $1.45 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2022 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. Sales volume in 2022 is expected to be 1,950 Bcfe to 2,050 Bcfe.

Operating Activities. Net cash provided by operating activities was $1,021 million for the three months ended March 31, 2022 compared to $400 million for the same period in 2021. The increase was due primarily to higher cash operating revenues and favorable timing of working capital payments, partly offset by net cash settlements paid on derivatives not designated as hedges and higher cash operating expenses.

Our cash flows from operating activities are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Investing Activities. Net cash used in investing activities was $291 million for the three months ended March 31, 2022 compared to $248 million for the same period in 2021. The increase was due to increased capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended March 31,
	2022	2021

	(Millions)
Reserve development	$229	$189
Land and lease (a)	49	23
Capitalized overhead	12	13
Capitalized interest	6	4
Other production infrastructure	13	5
Other	1	4
Total capital expenditures	310	238
(Deduct) add: Non-cash items (b)	(18)	13
Total cash capital expenditures	$292	$251

(a)Capital expenditures attributable to noncontrolling interest were $1.9 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Financing Activities. Net cash used in financing activities was $827 million for the three months ended March 31, 2022 compared to $130 million for the same period in 2021. For the three months ended March 31, 2022, the primary use of financing cash flows was repayment and retirement of debt, repurchase and retirement of EQT common stock and payment of dividends, and the primary source of financing cash flows was net proceeds from credit facility borrowings. For the three months ended March 31, 2021, the primary use of financing cash flows was net repayments of debt.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

On April 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.125 per share of EQT common stock, payable on June 1, 2022, to shareholders of record at the close of business on May 11, 2022.

During April 2022, we sold the remaining balance of our Equitrans Midstream common stock for net proceeds of approximately $189 million.

Depending on our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may from time to time seek to redeem or repurchase our outstanding debt or equity securities through cash purchases in the open market or privately negotiated transactions. The amounts involved in any such transactions may be material.

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of April 22, 2022. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Service (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our credit facility, the interest rate on our senior notes with adjustable rates, the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over the counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

As of April 22, 2022, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of April 22, 2022, such assurances could be up to approximately $1.0 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.8 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. The calculation of this ratio excludes the effects of accumulated other comprehensive loss. As of March 31, 2022, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our credit facility.

Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of April 22, 2022. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q2 2022 (a)	Q3 2022	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	2024
Hedged Volume (MMDth)	329	286	287	185	233	236	204	17
Hedged Volume (MMDth/d)	3.6	3.1	3.1	2.1	2.6	2.6	2.2	—

Swaps, including Futures
Volume (MMDth)	296	253	232	—	41	42	42	2
Avg. Price ($/Dth)	$2.63	$2.34	$2.40	$—	$2.53	$2.53	$2.53	$2.67

Calls – Net Short
Volume (MMDth)	101	102	102	162	192	194	127	15
Avg. Short Strike ($/Dth)	$3.00	$3.05	$3.02	$8.07	$4.16	$4.16	$4.18	$3.11

Puts – Net Long
Volume (MMDth)	32	32	54	184	191	193	162	15
Avg. Long Strike ($/Dth)	$2.78	$2.68	$2.68	$3.77	$2.73	$2.73	$2.85	$2.45

Fixed Price Sales
Volume (MMDth)	0.9	0.9	0.9	0.9	0.9	0.9	0.3	—
Avg. Price ($/Dth)	$2.38	$2.38	$2.38	$2.38	$2.38	$2.38	$2.38	$—

(a)April 1 through June 30.

For 2022 (April 1 through December 31), 2023 and 2024, we have natural gas sales agreements for approximately 14 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $2.84 and $3.21, respectively.

We entered into 455 MMDth per day of NYMEX swaps at a weighted average price of $6.05 that offset existing NYMEX swaps related to the first quarter of 2023 with a weighted average price of $2.53. These positions have been excluded from the table above.

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

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We accrue legal and other direct costs related to loss contingencies when actually incurred. We have established reserves that we believe to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, we believe that the ultimate outcome of any pending matter involving us will not materially affect our financial condition, results of operations or liquidity. See Note 16 to the Consolidated Financial Statements and Part I, Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our commitments and contingencies.

Recently Issued Accounting Standards

Our recently issued accounting standards are described in Note 1 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our critical accounting policies, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on March 31, 2022 and December 31, 2021 would increase the fair value of our natural gas derivative commodity instruments by approximately $763 million and $577 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on March 31, 2022 and December 31, 2021 would decrease the fair value of our natural gas derivative commodity instruments by approximately $769 million and $581 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on March 31, 2022 and December 31, 2021 to our natural gas derivative commodity instruments as of March 31, 2022 and December 31, 2021 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the three months ended March 31, 2022 would have increased interest expense by approximately $3 million.

Interest rates on our 6.125% senior notes due 2025 and 7.00% senior notes due 2030 fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates on our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2021. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 16%, or $997 million, of our OTC derivative contracts outstanding at March 31, 2022 had a positive fair value. Approximately 17%, or $477 million, of our OTC derivative contracts outstanding at December 31, 2021 had a positive fair value.

As of March 31, 2022, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended March 31, 2022, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material updates to the matters previously disclosed in Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes

In March 2022, we received notices from holders of the Convertible Notes (defined and described in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of the aggregate principal of Convertible Notes stated in the table below (the Converted Notes). We settled the conversion of the Converted Notes by issuing to the converting holders of the Converted Notes shares of EQT common stock. Such shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
March 31, 2022	$8	536	$18
April 4, 2022	26	1,742	63

Repurchases of Equity Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2022.

	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
January 1, 2022 – January 31, 2022	1,119,691	$20.88	1,118,569	$947,284,444
February 1, 2022 – February 28, 2022	3,772,657	22.41	3,772,657	862,731,746
March 1, 2022 – March 31, 2022	3,641,659	25.25	3,641,659	770,784,573
Total	8,534,007		8,532,885

(a)In January 2022, we withheld 1,122 shares at an average price paid per share of $21.81 to pay taxes upon vesting of restricted stock. There were no shares withheld to pay taxes upon vesting of restricted stock in February and March 2022.
(b)Excludes any fees, commissions or other expenses associated with the share repurchases.
(c)On December 13, 2021, we announced that our Board of Directors approved a share repurchase program to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. Pursuant to the share repurchase authority, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The share repurchase authority does not obligate us to acquire any specific number of shares, was effective immediately and is valid through December 31, 2023. As of March 31, 2022, we had purchased shares for an aggregate purchase price of $229.2 million, excluding fees, commissions and expenses, under this authorization since its inception. The total number of shares purchased and the approximate dollar value of shares that may yet be purchased under our repurchase authority reported in this table reflect shares purchased in each month based on the trade date; however, certain purchases may not have settled until the following month.

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
10.01*
Letter Agreement (Ealy North – February 2022), dated February 4, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended and restated.
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
*Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. EQT Corporation agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the SEC upon request. Redactions and omissions are designated with brackets containing asterisks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  April 28, 2022