Form 10-Q
period 2022-06-30
EQT Corp
filed 2022-07-28
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

As of July 22, 2022, 369,956,790 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,365,211	$1,077,904	$5,851,835	$2,208,855
Loss on derivatives	(845,095)	(1,345,532)	(3,922,732)	(1,534,345)
Net marketing services and other	7,392	7,512	19,295	15,297
Total operating revenues	2,527,508	(260,116)	1,948,398	689,807
Operating expenses:
Transportation and processing	539,704	464,016	1,055,808	909,800
Production	82,556	47,546	153,568	94,776
Exploration	1,741	1,779	2,513	2,728
Selling, general and administrative	59,276	49,853	128,372	94,859
Depreciation and depletion	429,143	380,288	851,241	757,404
Gain on sale/exchange of long-lived assets	(981)	(16,816)	(2,190)	(18,023)
Impairment of contract asset	—	—	184,945	—
Impairment and expiration of leases	47,048	25,634	77,039	42,391
Other operating expenses	7,120	5,225	23,467	14,668
Total operating expenses	1,165,607	957,525	2,474,763	1,898,603
Operating income (loss)	1,361,901	(1,217,641)	(526,365)	(1,208,796)
(Income) loss from investments	(3,577)	(11,829)	17,208	(23,677)
Dividend and other income	(7,313)	(3,765)	(10,909)	(7,069)
Loss on debt extinguishment	104,348	5,332	111,271	9,756
Interest expense	65,985	72,254	133,887	142,727
Income (loss) before income taxes	1,202,458	(1,279,633)	(777,822)	(1,330,533)
Income tax expense (benefit)	308,234	(346,311)	(157,463)	(359,270)
Net income (loss)	894,224	(933,322)	(620,359)	(971,263)
Less: Net income (loss) attributable to noncontrolling interests	2,863	(62)	4,328	(576)
Net income (loss) attributable to EQT Corporation	$891,361	$(933,260)	$(624,687)	$(970,687)

Income (loss) per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	369,866	279,156	372,023	278,996
Net income (loss)	$2.41	$(3.34)	$(1.68)	$(3.48)
Diluted:
Weighted average common stock outstanding	407,303	279,156	372,023	278,996
Net income (loss)	$2.19	$(3.34)	$(1.68)	$(3.48)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands)
Net income (loss)	$894,224	$(933,322)	$(620,359)	$(971,263)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $21, $27, $41 and $54	64	81	127	161
Comprehensive income (loss)	894,288	(933,241)	(620,232)	(971,102)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,863	(62)	4,328	(576)
Comprehensive income (loss) attributable to EQT Corporation	$891,425	$(933,179)	$(624,560)	$(970,526)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,745	$113,963
Accounts receivable (less provision for doubtful accounts: $475 and $321)	2,058,953	1,438,031
Derivative instruments, at fair value	1,409,199	543,337
Prepaid expenses and other	573,732	191,435
Total current assets	4,085,629	2,286,766

Property, plant and equipment	26,640,549	26,016,092
Less: Accumulated depreciation and depletion	8,438,478	7,597,172
Net property, plant and equipment	18,202,071	18,418,920

Contract asset	29,250	410,000
Other assets	304,714	491,702
Total assets	$22,621,664	$21,607,388

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$440,900	$1,060,970
Accounts payable	1,700,406	1,339,251
Derivative instruments, at fair value	4,568,003	2,413,608
Other current liabilities	480,438	372,412
Total current liabilities	7,189,747	5,186,241

Credit facility borrowings	100,000	—
Senior notes	4,409,727	4,435,782
Note payable to EQM Midstream Partners, LP	91,442	94,320
Deferred income taxes	742,670	907,306
Other liabilities and credits	997,988	1,012,740
Total liabilities	13,531,574	11,636,389

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 369,912 and 377,432	9,948,646	10,071,820
Treasury stock, shares at cost: 192 and 1,033	(2,848)	(18,046)
Accumulated deficit	(880,127)	(94,400)
Accumulated other comprehensive loss	(4,484)	(4,611)
Total common shareholders' equity	9,061,187	9,954,763
Noncontrolling interest in consolidated subsidiaries	28,903	16,236
Total equity	9,090,090	9,970,999
Total liabilities and equity	$22,621,664	$21,607,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net loss	$(620,359)	$(971,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(164,677)	(359,229)
Depreciation and depletion	851,241	757,404
Impairments of long-lived assets and gain on sale/exchange of long-lived assets	259,794	24,368
Loss (income) from investments	17,208	(23,677)
Loss on debt extinguishment	111,271	9,756
Share-based compensation expense	21,558	13,515
Amortization, accretion and other	31,256	12,739
Loss on derivatives	3,922,732	1,534,345
Net cash settlements paid on derivatives	(2,639,271)	(109,581)
Net premiums received on derivative instruments	14,073	3,654
Changes in other assets and liabilities:
Accounts receivable	(626,620)	(99,564)
Accounts payable	360,208	111,191
Other current assets	(190,358)	(422,618)
Other items, net	(96,416)	(37,646)
Net cash provided by operating activities	1,251,640	443,394
Cash flows from investing activities:
Capital expenditures	(684,972)	(470,259)
Cash paid for acquisitions	—	(209,764)
Proceeds from sale/exchange of assets	2,414	—
Proceeds from sale of investment shares	189,249	—
Other investing activities	(14,376)	5,125
Net cash used in investing activities	(507,685)	(674,898)
Cash flows from financing activities:
Proceeds from credit facility borrowings	6,237,000	2,686,000
Repayment of credit facility borrowings	(6,137,000)	(2,986,000)
Proceeds from issuance of debt	—	1,000,000
Debt issuance costs	(9,154)	(19,713)
Repayment and retirement of debt	(576,640)	(127,691)
Premiums paid on debt extinguishment	(15,128)	(9,599)
Dividends paid	(93,272)	—
Cash paid for taxes related to net settlement of share-based incentive awards	(13,742)	(2,683)
Proceeds from exercises under employee compensation plans	13,882	—
Repurchase and retirement of common stock	(216,491)	—
(Distribution to) contribution from noncontrolling interest	(2,894)	3,750
Other financing activities	(734)	—
Net cash (used in) provided by financing activities	(814,173)	544,064
Net change in cash and cash equivalents	(70,218)	312,560
Cash and cash equivalents at beginning of period	113,963	18,210
Cash and cash equivalents at end of period	$43,745	$330,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2021	278,781	$8,142,498	$(21,469)	$1,019,199	$(5,275)	$10,726	$9,145,679
Comprehensive loss, net of tax:
Net loss				(933,260)		(62)	(933,322)
Other postretirement benefits liability adjustment, net of tax expense: $27					81		81
Share-based compensation plans	77	7,109	1,385				8,494
Balance at June 30, 2021	278,858	$8,149,607	$(20,084)	$85,939	$(5,194)	$10,664	$8,220,932

Balance at April 1, 2022	369,074	$9,921,348	$(2,848)	$(1,725,279)	$(4,548)	$17,360	$8,206,033
Comprehensive income, net of tax:
Net income				891,361		2,863	894,224
Other postretirement benefits liability adjustment, net of tax expense: $21					64		64
Dividends ($0.125 per share)				(46,209)			(46,209)
Share-based compensation plans	645	27,268					27,268
Convertible Notes settlements (Note 6)	1	30					30
Distribution to noncontrolling interest						(2,553)	(2,553)
Other						11,233	11,233
Balance at June 30, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090

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

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2021	278,345	$8,145,539	$(29,348)	$1,056,626	$(5,355)	$7,490	$9,174,952
Comprehensive loss, net of tax:
Net loss				(970,687)		(576)	(971,263)
Other postretirement benefits liability adjustment, net of tax expense: $54					161		161
Share-based compensation plans	513	4,068	9,264				13,332
Contribution from noncontrolling interest						3,750	3,750
Balance at June 30, 2021	278,858	$8,149,607	$(20,084)	$85,939	$(5,194)	$10,664	$8,220,932

Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive loss, net of tax:
Net (loss) income				(624,687)		4,328	(620,359)
Other postretirement benefits liability adjustment, net of tax expense: $41					127		127
Dividends ($0.25 per share)				(93,272)			(93,272)
Share-based compensation plans	1,852	9,048	15,198				24,246
Convertible Notes settlements (Note 6)	2	38					38
Repurchase and retirement of common stock	(8,533)	(132,260)		(67,768)			(200,028)
Distribution to noncontrolling interest						(2,894)	(2,894)
Other						11,233	11,233
Balance at June 30, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2022 and December 31, 2021, the results of its operations and equity for the three and six month periods ended June 30, 2022 and 2021 and its cash flows for the six month periods ended June 30, 2022 and 2021. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

These financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies accounting for convertible instruments by removing certain separation models for convertible instruments. For convertible instruments with conversion features that are not accounted for as derivatives under Accounting Standards Codification 815 or that do not result in substantial premiums accounted for as paid-in capital, the convertible instrument's embedded conversion features are no longer separated from the host contract. Consequently, and as long as no other feature requires bifurcation and recognition as a derivative, the convertible instrument is accounted for as a single liability measured at its amortized cost. Under ASU 2020-06, entities are required to use the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). The if-converted method assumes share settlement of the instrument, which increases the number of potentially dilutive securities used to calculate diluted EPS. This ASU also adds several new disclosure requirements.

The Company adopted this ASU effective as of January 1, 2022 using the full retrospective method of adoption. The following tables present the impact of the adoption of ASU 2020-06 on the Company's previously reported historical results. See Note 6 for discussion of the Convertible Notes (defined in Note 6).

	Three Months Ended June 30, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands, except per share amounts)
Interest expense	$76,986	$(4,732)	$72,254
Income tax benefit	(347,846)	1,535	(346,311)

Net loss	(936,519)	3,197	(933,322)
Less: Net loss attributable to noncontrolling interest	(62)	—	(62)
Net loss attributable to EQT Corporation	$(936,457)	$3,197	$(933,260)

Basic and diluted:
Weighted average common stock outstanding (a)	279,156	—	279,156
Loss per share of common stock attributable to EQT Corporation	$(3.35)	$0.01	$(3.34)

(a)For the three months ended June 30, 2021, diluted weighted average common stock outstanding did not change because the potentially dilutive securities had an anti-dilutive effect on loss per share.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands, except per share amounts)
Interest expense	$152,085	$(9,358)	$142,727
Income tax benefit	(362,340)	3,070	(359,270)

Net loss	(977,551)	6,288	(971,263)
Less: Net loss attributable to noncontrolling interest	(576)	—	(576)
Net loss attributable to EQT Corporation	$(976,975)	$6,288	$(970,687)

Basic and diluted:
Weighted average common stock outstanding (a)	278,996	—	278,996
Loss per share of common stock attributable to EQT Corporation	$(3.50)	$0.02	$(3.48)

(a)For the six months ended June 30, 2021, diluted weighted average common stock outstanding did not change because the potentially dilutive securities had an anti-dilutive effect on loss per share.

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

Certain line items in the Statement of Condensed Consolidated Cash Flows for the six months ended June 30, 2021 were adjusted to reflect the impact of the adoption of ASU 2020-06; however, the adoption did not impact cash and did not change net cash provided by operating, investing or financing activities.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Six Months Ended June 30,
	2022	2021

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$133,269	$127,082
Income taxes, net	6,415	21,768

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$10,245	$1,943
Capitalization of non-cash equity share-based compensation	2,550	2,499
Increase in right-of-use assets and lease liabilities, net	819	1,091
Issuance of common stock for Convertible Notes settlements (see Note 6)	38	—

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $1,558.1 million and $1,093.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$3,175,155	$953,385	$5,464,520	$1,966,465
NGLs sales	167,849	102,361	341,352	202,618
Oil sales	22,207	22,158	45,963	39,772
Total revenues from contracts with customers	$3,365,211	$1,077,904	$5,851,835	$2,208,855

Other sources of revenue:
Loss on derivatives	(845,095)	(1,345,532)	(3,922,732)	(1,534,345)
Net marketing services and other	7,392	7,512	19,295	15,297
Total operating revenues	$2,527,508	$(260,116)	$1,948,398	$689,807

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of June 30, 2022. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of June 30, 2022.

	2022 (a)	2023	Total

	(Thousands)
Natural gas sales	$12,148	$10,747	$22,895

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

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized in operating revenues in loss on derivatives in the Statements of Condensed Consolidated Operations. Because the Company does not designate any of its derivative instruments as cash flow hedges, the Company has changed the references to "derivatives not designated as hedges" to "derivatives" throughout the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2022. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,227 billion cubic feet (Bcf) of natural gas and 1,830 thousand barrels (Mbbl) of NGLs as of June 30, 2022 and 2,184 Bcf of natural gas and 3,055 Mbbl of NGLs as of December 31, 2021. The open positions at both June 30, 2022 and December 31, 2021 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of June 30, 2022, the Company's senior notes were rated "Ba1" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $465.0 million and $594.9 million, respectively, for which the Company deposited and recorded current assets of $238.0 million and $0.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2022 and December 31, 2021, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2022 and December 31, 2021, the Company recorded $109.4 million and $147.7 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
June 30, 2022
Asset derivative instruments, at fair value	$1,409,199	$(1,363,094)	$—	$46,105
Liability derivative instruments, at fair value	4,568,003	(1,363,094)	(347,426)	2,857,483

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$(468,266)	$—	$75,071
Liability derivative instruments, at fair value	2,413,608	(468,266)	(147,773)	1,797,569

The Consolidated GGA (defined in Note 8) executed in connection with the Equitrans Share Exchange (defined in Note 8) provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of June 30, 2022 and December 31, 2021, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $53 million and $111 million, respectively. The fair value of the derivative liability related to the Henry Hub Cash Bonus is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

During the second quarter of 2020, the Company closed a transaction to sell certain non-strategic assets located in Pennsylvania and West Virginia (the 2020 Divestiture), the purchase and sale agreement for which, among other things, provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million, conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. As of June 30, 2022 and December 31, 2021, the derivative asset related to the Contingent Consideration had a fair value of approximately $3.9 million and $8.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company received cash from the Contingent Consideration of $4.5 million and $0.6 million, respectively. Changes in fair value are recorded in gain on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the derivative asset related to the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Fair value measurements at reporting date using:
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2022
Asset derivative instruments, at fair value	$1,409,199	$297,009	$1,112,190	$—
Liability derivative instruments, at fair value	4,568,003	222,871	4,345,132	—

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$66,833	$476,504	$—
Liability derivative instruments, at fair value	2,413,608	126,053	2,287,555	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The December 31, 2021 carrying value of the Company's investment in Equitrans Midstream Corporation (Equitrans Midstream) approximates fair value as Equitrans Midstream is a publicly traded company. In April 2022, the Company sold the remaining balance of its Equitrans Midstream common stock for net proceeds of approximately $189 million. The carrying value of borrowings under the Company's credit facility approximates fair value as the interest rate is based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

The Company has an investment in a fund (the Investment Fund) that invests in companies developing technology and operating solutions for exploration and production companies. The investment is valued using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2022 and December 31, 2021, the Company's senior notes had a fair value of approximately $5.4 billion and $6.5 billion, respectively, and a carrying value of approximately $4.8 billion and $5.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of June 30, 2022 and December 31, 2021, the Company's note payable to EQM had a fair value of approximately $102 million and $118 million, respectively, and a carrying value of approximately $97 million and $100 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Income Taxes

For the six months ended June 30, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2022.

The Company recorded income tax benefit at an effective tax rate of 20.2% and 27.0% for the six months ended June 30, 2022 and 2021, respectively. The Company's effective tax rate for the six months ended June 30, 2022 was lower compared to the U.S. federal statutory rate due primarily to nondeductible repurchase premiums on the Convertible Notes, partly offset by state taxes, including valuation allowances limiting certain state tax benefits. The Company's effective tax rate for the six months ended June 30, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits and West Virginia tax legislation enacted on April 13, 2021 that changed the way taxable income is apportioned to West Virginia for tax years beginning on or after January 1, 2022.

On July 8, 2022, the Pennsylvania General Assembly enacted House Bill 1342, which reduces the corporate net income tax rate from 9.99% to 8.99% in 2023 and continues to reduce that rate by 0.5% per year beginning in 2024 and ending at 4.99% in 2031 and thereafter. The Company is evaluating the impact this change in law will have on the Company's consolidated financial statements.

6.    Debt

The table below summarizes the Company's outstanding debt.

	June 30, 2022		December 31, 2021
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Credit Facility expiring June 28, 2027	$100,000	$100,000	$—	$—
Senior notes:
3.00% notes due October 1, 2022	—	—	568,823	567,909
7.42% series B notes due 2023	10,000	10,000	10,000	10,000
6.625% notes due February 1, 2025 (b)	995,315	990,848	1,000,000	994,643
1.75% convertible notes due May 1, 2026	434,856	425,225	499,991	487,543
3.125% notes due May 15, 2026	497,694	491,661	500,000	493,157
7.75% debentures due July 15, 2026	115,000	112,970	115,000	112,721
3.90% notes due October 1, 2027	1,250,000	1,243,919	1,250,000	1,243,340
5.00% notes due January 15, 2029	349,565	344,771	350,000	344,835
7.500% notes due February 1, 2030 (b)	737,650	732,498	750,000	744,417
3.625% notes due May 15, 2031	500,000	493,060	500,000	492,669
Note payable to EQM	97,117	97,117	99,838	99,838
Total debt	5,087,197	5,042,069	5,643,652	5,591,072
Less: Current portion of debt (c)	450,531	440,900	1,074,332	1,060,970
Long-term debt	$4,636,666	$4,601,169	$4,569,320	$4,530,102

(a)For the Company's credit facility and note payable to EQM, the principal value represents the carrying value. For all other debt, the principal value less the unamortized debt issuance costs and debt discounts represents the carrying value.
(b)Interest rates for this tranche of the Company's senior notes fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Interest rates on the Company's other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to its senior notes by Moody's, S&P and Fitch.
(c)As of June 30, 2022, the current portion of debt includes the 7.42% series B notes, the 1.75% convertible notes (described below) and a portion of the note payable to EQM. As of December 31, 2021, the current portion of debt includes the 3.00% notes, the 1.75% convertible notes and a portion of the note payable to EQM.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Debt repayments. The Company redeemed or repurchased the following debt during the six months ended June 30, 2022.

Debt Tranche	Principal (a)	Premiums/(Discounts) (a)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
3.00% notes due October 1, 2022	$568,823	$5,546	$7,150	$581,519
6.625% notes due February 1, 2025	4,685	142	130	4,957
1.75% convertible notes due May 1, 2026	65,096	101,879	186	167,161
3.125% notes due May 15, 2026	2,306	(143)	10	2,173
5.00% notes due January 15, 2029	435	(15)	10	430
7.500% notes due February 1, 2030	12,350	877	387	13,614

(a)Of the total principal repurchased and premiums recorded during the six months ended June 30, 2022, approximately $80 million and $94 million, respectively, were accrued but not yet paid as of June 30, 2022 due to the timing of settlements.

The Company redeemed or repurchased the following debt during the period beginning July 1, 2022 and ending July 26, 2022.

Debt Tranche	Principal	Premiums/(Discounts)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.625% notes due February 1, 2025	$79,721	$2,904	$2,491	$85,116
1.75% convertible notes due May 1, 2026	20,000	26,027	64	46,091
3.125% notes due May 15, 2026	34,340	(1,907)	177	32,610
3.90% notes due October 1, 2027	15,567	(643)	188	15,112
5.00% notes due January 15, 2029	13,111	(430)	185	12,866
7.500% notes due February 1, 2030	7,650	551	253	8,454
3.625% notes due May 15, 2031	4,835	(601)	28	4,262

Credit facility. The Company has a $2.5 billion credit facility. On June 28, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the Third Amendment) with the lenders party thereto and PNC Bank, National Association, as administrative agent, swing line lender and L/C issuer, amending and restating the Second Amended and Restated Credit Agreement, dated as of July 31, 2017 (the Credit Agreement). The Third Amendment, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement to June 28, 2027 and provides at the Company's option two one-year extensions thereafter, subject to the approval of the lenders, (ii) allows for commitment increases of up to $500 million, subject to the agreement of the Company and new or existing lenders and (iii) allows for Base Rate Loans, Term SOFR Rate Loans and Swing Line Loans (each defined in the Third Amendment).

The Company had approximately $208 million and $440 million of letters of credit outstanding under its credit facility as of June 30, 2022 and December 31, 2021, respectively.

Under the Company's credit facility, for the three months ended June 30, 2022 and 2021, the maximum amount of outstanding borrowings was $1,300 million and $578 million, respectively, the average daily balances were approximately $844 million and $236 million, respectively, and interest was incurred at a weighted average annual interest rate of 2.3% and 2.1%, respectively. Under the Company's credit facility, for the six months ended June 30, 2022 and 2021, the maximum amount of outstanding borrowings was $1,300 million and $890 million, respectively, the average daily balances were approximately $576 million and $188 million, respectively, and interest was incurred at a weighted average annual interest rate of 2.2% and 2.1%, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
3.125% senior notes and 3.625% senior notes. On May 17, 2021, the Company issued $500 million aggregate principal amount of 3.125% senior notes due May 15, 2026 and $500 million aggregate principal amount of 3.625% senior notes due May 15, 2031. After deducting offering costs of $15.6 million, net proceeds from the sale of the notes of $984.4 million were used to partly fund the Alta Acquisition (defined in Note 9). The covenants of the 3.125% senior notes and 3.625% senior notes are consistent with the Company's existing senior unsecured notes; however, the 3.125% senior notes and 3.625% senior notes include an offer to repurchase provision applicable upon the occurrence of certain change of control events specified in the applicable indentures.

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

As a result of the cash dividend the Company paid on its common stock in the first quarter of 2022, effective February 11, 2022, the conversion rate for the Convertible Notes was adjusted to 67.0535 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. As a result of the cash dividend the Company paid on its common stock in the second quarter of 2022, effective May 10, 2022, the conversion rate for the Convertible Notes was adjusted to 67.2836 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. Future dividend payments by the Company will result in further adjustments to the conversion rate per share of EQT common stock.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Sale Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2021, March 31, 2022 and June 30, 2022, and, accordingly, holders of the Convertible Notes are permitted to convert any of their Convertible Notes at their option at any time beginning on January 1, 2022 and continuing until September 30, 2022, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of December 31, 2021 and June 30, 2022, the net carrying value of the Convertible Notes was included in current portion of debt on the Condensed Consolidated Balance Sheets.

The following table summarizes Convertible Notes conversion right exercises from issuance through July 22, 2022. The Company elected to settle all such conversions by issuing to the converting holders shares of EQT common stock.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price

	(Thousands)
September 2021	$9	599	$19.64
March 2022	8	536	33.65
April 2022	26	1,742	34.78
July 2022	5	335	36.91

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

Based on the closing stock price of EQT common stock of $34.40 on June 30, 2022 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $572 million.

The table below summarizes the net carrying value and fair value of the Convertible Notes.

	June 30, 2022	December 31, 2021

	(Thousands)
Principal	$434,856	$499,991
Less: Unamortized debt issuance costs	9,631	12,448
Net carrying value of Convertible Notes	$425,225	$487,543

Fair value of Convertible Notes (a)	$1,036,292	$854,985

(a)The fair value is a Level 2 fair value measurement. See Note 4.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands)
Contractual interest expense	$2,183	$2,187	$4,370	$4,375
Amortization of issuance costs	687	672	1,371	1,341
Total Convertible Notes interest expense	$2,870	$2,859	$5,741	$5,716

7.    Earnings Per Share

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the six months ended June 30, 2022 and the three and six months ended June 30, 2021, all such securities were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share. Such securities for the six months ended June 30, 2022 were 6,855,482, and such securities for the three and six months ended June 30, 2021 were 7,679,584 and 7,712,354, respectively. For the three months ended June 30, 2022, such potentially dilutive securities included in the calculation of diluted earnings per share were 4,132,337.

Additionally, the Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted earnings (loss) per share. For the six months ended June 30, 2022 and the three and six months ended June 30, 2021, all such if-converted securities were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share. Such securities for the six months ended June 30, 2022 were approximately 33.4 million, and such securities for both the three and six months ended June 30, 2021 were approximately 33.3 million. For the three months ended June 30, 2022, such potentially dilutive securities included in the calculation of diluted earnings per share were 33.3 million. See Notes 1 and 6 for further discussion of the Convertible Notes.

8.    Impairment of Contract Asset

During the first quarter of 2020, the Company sold to Equitrans Midstream approximately 50% of the Company's then-owned equity interest in Equitrans Midstream in exchange for a combination of cash and rate relief under certain of the Company's gathering contracts with an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The rate relief was effected through the execution of a consolidated gas gathering and compression agreement entered into between the Company and an affiliate of Equitrans Midstream (the Consolidated GGA). In addition, because the Mountain Valley Pipeline was not in service by January 1, 2022, the Consolidated GGA provides the Company with the option to forgo a portion of the gathering fee relief that would otherwise be applicable following the Mountain Valley Pipeline in-service date in exchange for a cash payment to the Company of approximately $196 million (the Cash Payment Option). On July 8, 2022, the Company delivered notice to Equitrans Midstream that it had elected to exercise the Cash Payment Option.

On the closing date of the Equitrans Share Exchange, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset of $410 million representing the estimated fair value of the rate relief inclusive of the Cash Payment Option. During the first quarter of 2022, the Company identified indicators that the carrying value of the contract asset may not be fully recoverable, including increased uncertainty of the estimated timing of completion of the Mountain Valley Pipeline due to recent court rulings. As a result of the Company's impairment evaluation, the Company recognized impairment of $184.9 million in the Statement of Condensed Consolidated Operations. The impairment reduced the carrying value of the contract asset to its estimated fair value as of March 31, 2022 of $225 million, of which $196 million was attributable to the Cash Payment Option provided by the Consolidated GGA and presented in prepaid expenses and other in the Condensed Consolidated Balance Sheet and $29 million was attributable to the residual rate relief realizable upon the in-service date of the Mountain Valley Pipeline and presented in contract asset in the Condensed Consolidated Balance Sheet. The fair value of the contract asset was based on significant inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. See Note 4 for a description of the fair value hierarchy. Key assumptions used in the fair value calculation included the following: (i) a probability-weighted estimate of the in-service date of the Mountain Valley Pipeline; (ii) an estimate of the potential exercise and timing of the Cash Payment Option; (iii) an estimated production volume forecast and (iv) a market-based weighted average cost of capital.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Alta Acquisition

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

The Company completed the purchase price allocation for the Alta Acquisition during the second quarter of 2022, at which time the value of the assets acquired and liabilities assumed were revised. The purchase accounting adjustments recorded in 2022 were not material.

Unaudited Pro Forma Information. The table below summarizes the Company's results as though the Alta Acquisition had been completed on January 1, 2021. Certain of Alta Resources' historical amounts were reclassified to conform to the Company's financial presentation of operations. The following unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the Alta Acquisition occurred on January 1, 2021 nor are they necessarily indicative of future consolidated results of operations.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

	(Thousands, except per share amounts)
Pro forma sales of natural gas, NGLs and oil	$1,254,006	$2,598,753
Pro forma loss on derivatives	(1,475,430)	(1,650,581)
Pro forma net marketing services and other	10,051	20,654
Pro forma total operating revenues	$(211,373)	$968,826

Pro forma net loss	$(1,009,899)	$(976,368)
Pro forma net loss attributable to noncontrolling interests	(62)	(576)
Pro forma net loss attributable to EQT Corporation	$(1,009,837)	$(975,792)

Pro forma loss per share (basic and diluted)	$(3.62)	$(3.50)

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential acquisition transactions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended June 30, 2022 was $891.4 million, $2.19 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2021 of $933.3 million, $3.34 per diluted share. The change was attributable primarily to increased sales of natural gas, NGLs and oil and a smaller loss on derivatives, partly offset by income tax expense, increased loss on debt extinguishment and increased transmission and processing, depreciation and depletion and production expenses.

Net loss attributable to EQT Corporation for the six months ended June 30, 2022 was $624.7 million, $1.68 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2021 of $970.7 million, $3.48 per diluted share. The change was attributable primarily to increased sales of natural gas, NGLs and oil, partly offset by a greater loss on derivatives, decreased income tax benefit, the impairment of our contract asset (discussed in Note 8 to the Condensed Consolidated Financial Statements), increased transportation and processing expense, increased loss on debt extinguishment and increased depreciation and depletion expense.

Results of operations for 2022 include the results of our operation of assets acquired in the Alta Acquisition (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements), which closed in July 2021.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	476,723	394,268	942,859	784,566
NYMEX price ($/MMBtu)	$7.16	$2.84	$6.05	$2.76
Btu uplift	0.38	0.16	0.31	0.15
Natural gas price ($/Mcf)	$7.54	$3.00	$6.36	$2.91

Basis ($/Mcf) (a)	$(0.88)	$(0.57)	$(0.56)	$(0.41)
Cash settled basis swaps ($/Mcf)	0.01	(0.02)	(0.10)	(0.05)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.87)	$(0.59)	$(0.66)	$(0.46)
Average adjusted price ($/Mcf)	$6.67	$2.41	$5.70	$2.45
Cash settled derivatives ($/Mcf)	(3.66)	(0.13)	(2.71)	(0.07)
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.01	$2.28	$2.99	$2.38
Natural gas sales, including cash settled derivatives	$1,433,018	$897,429	$2,816,214	$1,869,923

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	14,568	16,158	29,202	30,758
Sales volume (Mbbl)	2,428	2,693	4,867	5,126
NGLs price ($/Bbl)	$58.48	$34.83	$61.27	$36.00
Cash settled derivatives ($/Bbl)	(4.67)	(9.31)	(4.76)	(6.31)
Average NGLs price, including cash settled derivatives ($/Bbl)	$53.81	$25.52	$56.51	$29.69
NGLs sales	$130,641	$68,737	$275,022	$152,180
Ethane:
Sales volume (MMcfe) (b)	8,768	7,803	18,607	16,390
Sales volume (Mbbl)	1,461	1,301	3,101	2,732
Ethane price ($/Bbl)	$17.70	$6.58	$13.92	$6.62
Ethane sales	$25,865	$8,560	$43,154	$18,094
Oil:
Sales volume (MMcfe) (b)	1,458	2,366	3,124	4,071
Sales volume (Mbbl)	243	394	521	678
Oil price ($/Bbl)	$91.38	$56.18	$88.27	$58.61
Oil sales	$22,206	$22,158	$45,962	$39,772

Total liquids sales volume (MMcfe) (b)	24,794	26,327	50,933	51,219
Total liquids sales volume (Mbbl)	4,132	4,388	8,489	8,536
Total liquids sales	$178,712	$99,455	$364,138	$210,046

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,611,730	$996,884	$3,180,352	$2,079,969
Total sales volume (MMcfe)	501,517	420,595	993,792	835,785
Average realized price ($/Mcfe)	$3.21	$2.37	$3.20	$2.49

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Thousands, unless otherwise noted)
Total operating revenues	$2,527,508	$(260,116)	$1,948,398	$689,807
Add (deduct):
Loss on derivatives	845,095	1,345,532	3,922,732	1,534,345
Net cash settlements paid on derivatives	(1,753,732)	(71,441)	(2,639,271)	(109,581)
Premiums received (paid) for derivatives that settled during the period	251	(9,579)	(32,212)	(19,305)
Net marketing services and other	(7,392)	(7,512)	(19,295)	(15,297)
Adjusted operating revenues, a non-GAAP financial measure	$1,611,730	$996,884	$3,180,352	$2,079,969

Total sales volume (MMcfe)	501,517	420,595	993,792	835,785
Average realized price ($/Mcfe)	$3.21	$2.37	$3.20	$2.49

Sales Volume and Revenues

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	465,715	375,116	90,599	24.2
Ohio Utica	33,469	44,034	(10,565)	(24.0)
Other	2,333	1,445	888	61.5
Total sales volume	501,517	420,595	80,922	19.2

Average daily sales volume (MMcfe/d)	5,511	4,622	889	19.2

Operating revenues:
Sales of natural gas, NGLs and oil	$3,365,211	$1,077,904	$2,287,307	212.2
Loss on derivatives	(845,095)	(1,345,532)	500,437	(37.2)
Net marketing services and other	7,392	7,512	(120)	(1.6)
Total operating revenues	$2,527,508	$(260,116)	$2,787,624	(1,071.7)

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended June 30, 2022 compared to the same period in 2021 due to a higher average realized price and increased sales volume.

Average realized price for the three months ended June 30, 2022 compared to the same period in 2021 increased due to higher NYMEX prices and higher liquids prices, partly offset by unfavorable cash settled derivatives and unfavorable differential. For the three months ended June 30, 2022 and 2021, we paid $1,753.7 million and $71.4 million, respectively, of net cash settlements on derivatives, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases from the assets acquired in the Alta Acquisition.

Loss on derivatives. For the three months ended June 30, 2022 and 2021, we recognized a loss on derivatives of $845.1 million and $1,345.5 million, respectively. The loss on derivatives for 2022 related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX prices. The loss on derivatives for 2021 related primarily to increases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	921,142	749,057	172,085	23.0
Ohio Utica	67,675	83,963	(16,288)	(19.4)
Other	4,975	2,765	2,210	79.9
Total sales volume	993,792	835,785	158,007	18.9

Average daily sales volume (MMcfe/d)	5,491	4,618	873	18.9

Operating revenues:
Sales of natural gas, NGLs and oil	$5,851,835	$2,208,855	$3,642,980	164.9
Loss on derivatives	(3,922,732)	(1,534,345)	(2,388,387)	155.7
Net marketing services and other	19,295	15,297	3,998	26.1
Total operating revenues	$1,948,398	$689,807	$1,258,591	182.5

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the six months ended June 30, 2022 compared to the same period in 2021 due to a higher average realized price and increased sales volume.

Average realized price for the six months ended June 30, 2022 compared to the same period in 2021 increased due to higher NYMEX prices and higher liquids prices, partly offset by unfavorable cash settled derivatives and unfavorable differential. For the six months ended June 30, 2022 and 2021, we paid $2,639.3 million and $109.6 million, respectively, of net cash settlements on derivatives, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases from the assets acquired in the Alta Acquisition.

Loss on derivatives. For the six months ended June 30, 2022 and 2021, we recognized a loss on derivatives of $3,922.7 million and $1,534.3 million, respectively. The loss on derivatives for 2022 related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices. The loss on derivatives for 2021 related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$339,100	$286,405	$52,695	18.4
Transmission	149,383	130,235	19,148	14.7
Processing	51,221	47,376	3,845	8.1
Lease operating expenses (LOE)	42,814	25,547	17,267	67.6
Production taxes	39,742	21,999	17,743	80.7
Exploration	1,741	1,779	(38)	(2.1)
Selling, general and administrative	59,276	49,853	9,423	18.9

Production depletion	$423,935	$376,813	$47,122	12.5
Other depreciation and depletion	5,208	3,475	1,733	49.9
Total depreciation and depletion	$429,143	$380,288	$48,855	12.8

Per Unit ($/Mcfe):
Gathering	$0.68	$0.68	$—	—
Transmission	0.30	0.31	(0.01)	(3.2)
Processing	0.10	0.11	(0.01)	(9.1)
LOE	0.09	0.06	0.03	50.0
Production taxes	0.08	0.05	0.03	60.0
Selling, general and administrative	0.12	0.12	—	—
Production depletion	0.85	0.90	(0.05)	(5.6)

Gathering. Gathering expense increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume from the assets acquired in the Alta Acquisition and higher gathering rates on certain contracts indexed to Appalachian Basin prices. Gathering expense remained flat on a per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due to a lower gathering rate structure on the assets acquired in the Alta Acquisition, offset primarily by increased gathering rates on contracts indexed to price.

Transmission. Transmission expense increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to additional capacity acquired as part of the Alta Acquisition, higher rates on the Texas Eastern Transmission Pipeline and additional capacity acquired on the Rockies Express Pipeline in the third quarter of 2021. Transmission expense decreased on a per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume from the Alta Acquisition, which has a lower average transmission expense per Mcfe when compared to our historical transmission portfolio.

Processing. Processing expense increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due to increased liquid sales volume as a result of increased development of liquids-rich areas. Processing expense decreased on a per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume.

LOE. LOE increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs and additional lease operating costs as a result of the Alta Acquisition. LOE increased on a per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due to increased West Virginia severance taxes, which resulted primarily from higher prices, and increased Pennsylvania impact fees, which resulted from the additional wells acquired in the Alta Acquisition, higher prices and inflation.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the three months ended June 30, 2022 compared to the same period in 2021 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the three months ended June 30, 2022 compared to the same period in 2021 due to a lower annual depletion rate.

Gain on sale/exchange of long-lived assets. During the three months ended June 30, 2021, we recognized a gain on sale of long-lived assets of $16.8 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture (defined and discussed in Note 3 to the Condensed Consolidated Financial Statements).

Impairment and expiration of leases. During the three months ended June 30, 2022 and 2021, we recognized impairment and expiration of leases of $47.0 million and $25.6 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$659,629	$566,766	$92,863	16.4
Transmission	296,489	255,107	41,382	16.2
Processing	99,690	87,927	11,763	13.4
LOE	82,643	52,566	30,077	57.2
Production taxes	70,925	42,210	28,715	68.0
Exploration	2,513	2,728	(215)	(7.9)
Selling, general and administrative	128,372	94,859	33,513	35.3

Production depletion	$840,860	$749,821	$91,039	12.1
Other depreciation and depletion	10,381	7,583	2,798	36.9
Total depreciation and depletion	$851,241	$757,404	$93,837	12.4

Per Unit ($/Mcfe):
Gathering	$0.66	$0.68	$(0.02)	(2.9)
Transmission	0.30	0.31	(0.01)	(3.2)
Processing	0.10	0.11	(0.01)	(9.1)
LOE	0.08	0.06	0.02	33.3
Production taxes	0.07	0.05	0.02	40.0
Selling, general and administrative	0.13	0.11	0.02	18.2
Production depletion	0.85	0.90	(0.05)	(5.6)

Gathering. Gathering expense increased on an absolute basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume from the assets acquired in the Alta Acquisition and higher gathering rates on certain contracts indexed to Appalachian Basin prices. Gathering expense decreased on a per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to the lower gathering rate structure on the assets acquired in the Alta Acquisition.

Transmission. Transmission expense increased on an absolute basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to additional capacity acquired as part of the Alta Acquisition, higher rates on and lower credits received from the Texas Eastern Transmission Pipeline and additional capacity acquired on the Rockies Express Pipeline in the third quarter of 2021. Transmission expense decreased on a per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume from the Alta Acquisition, which has a lower average transmission expense per Mcfe when compared to our historical transmission portfolio.

Processing. Processing expense increased on an absolute basis for the six months ended June 30, 2022 compared to the same period in 2021 due to increased liquid sales volume as a result of increased development of liquids-rich areas. Processing expense decreased on a per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to increased sales volume.

LOE. LOE increased on an absolute basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs and additional lease operating costs as a result of the Alta Acquisition. LOE increased on a per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Production taxes. Production taxes increased on an absolute and per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due to increased West Virginia severance taxes, which resulted primarily from higher prices, and increased Pennsylvania impact fees, which resulted from the additional wells acquired in the Alta Acquisition, higher prices and inflation.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards and higher litigation expense. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the six months ended June 30, 2022 compared to the same period in 2021 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the six months ended June 30, 2022 compared to the same period in 2021 due to a lower annual depletion rate.

Gain on sale/exchange of long-lived assets. During the six months ended June 30, 2021, we recognized a gain on sale of long-lived assets of $18.0 million related primarily to changes in the fair value of the Contingent Consideration from the 2020 Divestiture.

Impairment of contract asset. During the six months ended June 30, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the six months ended June 30, 2022 and 2021, we recognized impairment and expiration of leases of $77.0 million and $42.4 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses for the six months ended June 30, 2022 of $23.5 million were attributable primarily to changes in legal and environmental reserves. Other operating expenses for the six months ended June 30, 2021 of $14.7 million were attributable primarily to transaction costs associated with our acquisition of upstream assets from Chevron U.S.A. Inc. in November 2020 and the Alta Acquisition as well as changes in legal reserves.

Other Income Statement Items

(Income) loss from investments. For the three months ended June 30, 2022, we recognized income from investments due primarily to equity earnings on our equity method investments. For the six months ended June 30, 2022, we recognized a loss from investments due primarily to a loss on our sale of our investment in Equitrans Midstream, which resulted from a decrease in Equitrans Midstream's stock price to $8.65 as of April 20, 2022, the date of the final sale of our investment, from $10.34 as of December 31, 2021, partly offset by a gain on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements) and equity earnings on our equity method investments. For the three and six months ended June 30, 2021, we recognized income on our investments in Equitrans Midstream and the Investment Fund.

Dividend and other income. Dividend and other income increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due primarily to dividends received on the Investment Fund, partly offset by decreased dividends received on our investment in Equitrans Midstream, which was fully disposed of in April 2022.

Loss on debt extinguishment. During the three and six months ended June 30, 2022, we recognized a loss on debt extinguishment of $104.3 million and $111.3 million, respectively, due primarily to the repayment and repurchases of our Convertible Notes (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements). During the three and six months ended June 30, 2021, we recognized a loss on debt extinguishment of $5.3 million and $9.8 million, respectively, due to fees incurred for a bridge-loan commitment related to the Alta Acquisition and the repayment of our 4.875% senior notes. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense. Interest expense decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due primarily to reduced interest expense on letters of credit and our senior notes, partly offset by increased interest expense due primarily to higher borrowings under our credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

Income tax expense (benefit). See Note 5 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures and Sales Volume. In 2022, we expect to spend approximately $1.4 billion to $1.5 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2022 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. Sales volume in 2022 is expected to be 1,950 Bcfe to 2,050 Bcfe.

Operating Activities. Net cash provided by operating activities was $1,252 million for the six months ended June 30, 2022 compared to $443 million for the same period in 2021. The increase was due primarily to higher cash operating revenues, partly offset by net cash settlements paid on derivatives, higher cash operating expenses and unfavorable changes in working capital due to higher natural gas prices as well as unfavorable timing of working capital payments.

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

Investing Activities. Net cash used in investing activities was $508 million for the six months ended June 30, 2022 compared to $675 million for the same period in 2021. The decrease was due to cash paid for acquisitions in 2021 and proceeds from the sale of our remaining investment in Equitrans Midstream common stock, partly offset by increased capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Millions)
Reserve development	$297	$178	$526	$367
Land and lease (a)	39	31	88	54
Capitalized overhead	13	14	25	27
Capitalized interest	6	4	12	8
Other production infrastructure	19	19	32	24
Other	2	—	3	4
Total capital expenditures	376	246	686	484
Add (deduct): Non-cash items (b)	17	(27)	(1)	(14)
Total cash capital expenditures	$393	$219	$685	$470

(a)Capital expenditures attributable to noncontrolling interest were $2.5 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively.
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities. Net cash used in financing activities was $814 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $544 million for the same period in 2021. For the six months ended June 30, 2022, the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT common stock and payment of dividends, and the primary source of financing cash flows was net proceeds from credit facility borrowings. For the six months ended June 30, 2021, the primary source of financing cash flows was net proceeds from the issuance of debt, and the primary uses of financing cash flows were net repayments of credit facility borrowings and debt.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

On July 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.15 per share of EQT common stock, payable on September 1, 2022, to shareholders of record at the close of business on August 9, 2022.

On July 8, 2022, we delivered notice to Equitrans Midstream that we have elected to exercise the Cash Payment Option (defined and discussed in Note 8 to the Condensed Consolidated Financial Statements).

Depending on our actual and anticipated sources and uses of liquidity, prevailing market conditions and other factors, we may from time to time seek to redeem or repurchase our outstanding debt or equity securities through tender offers or other cash purchases in the open market or privately negotiated transactions. The amounts involved in any such transactions may be material. See Note 6 to the Condensed Consolidated Financial Statements for discussion of redemptions and repurchases of debt.

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of July 22, 2022. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Positive
Standard & Poor's Ratings Service (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

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

As of July 22, 2022, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of July 22, 2022, such assurances could be up to approximately $0.9 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.5 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of June 30, 2022, we were in compliance with all debt provisions and covenants under our debt agreements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our credit facility.

Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of July 22, 2022. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q3 2022 (a)	Q4 2022	Q1 2023	Q2 2023	Q3 2023	Q4 2023	2024
Hedged Volume (MMDth)	272	284	216	258	261	225	17
Hedged Volume (MMDth/d)	3.0	3.1	2.4	2.8	2.8	2.4	—

Swaps – Long
Volume (MMDth)	125	157	41	41	42	14	—
Avg. Price ($/Dth)	$4.86	$5.59	$6.05	$4.77	$4.77	$4.77	$—

Swaps – Short
Volume (MMDth)	362	332	41	41	42	42	2
Avg. Price ($/Dth)	$2.93	$2.88	$2.53	$2.53	$2.53	$2.53	$2.67

Calls – Long
Volume (MMDth)	42	36	40	40	40	40	51
Avg. Strike ($/Dth)	$3.79	$2.79	$2.72	$2.72	$2.72	$2.72	$3.20

Calls – Short
Volume (MMDth)	145	195	202	274	277	182	66
Avg. Strike ($/Dth)	$3.33	$5.39	$8.07	$4.48	$4.48	$4.34	$3.11

Puts – Long
Volume (MMDth)	71	119	215	257	260	197	15
Avg. Strike ($/Dth)	$3.11	$4.82	$4.04	$3.06	$3.06	$3.08	$2.45

Puts – Short
Volume (MMDth)	37	11	—	—	—	—	—
Avg. Strike ($/Dth)	$3.12	$2.35	$—	$—	$—	$—	$—

Fixed Price Sales
Volume (MMDth)	1	1	1	1	1	—	—
Avg. Price ($/Dth)	$2.38	$3.47	$4.09	$2.38	$2.38	$—	$—

Option Premiums
Cash Settlement of Deferred Premiums (millions)	$—	$—	$(61)	$(42)	$(42)	$(45)	$—

(a)July 1 through September 30.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
For 2022 (July 1 through December 31), 2023 and 2024, we have natural gas sales agreements for approximately 9 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $2.84 and $3.21, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments. Our primary market risk exposure is the volatility of future prices for natural gas and NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations. Prolonged low, or significant, extended declines in, natural gas and NGLs prices could adversely affect, among other things, our development plans, which would decrease the pace of development and the level of our proved reserves. Increases in natural gas and NGLs prices may be accompanied by, or result in, increased well drilling costs, increased production taxes, increased LOE, increased volatility in seasonal gas price spreads for our storage assets and increased end-user conservation or conversion to alternative fuels. In addition, to the extent we have hedged our production at prices below the current market price, we will not benefit fully from an increase in the price of natural gas, and, depending on our then-current credit ratings and the terms of our hedging contracts, we may be required to post additional margin with our hedging counterparties.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on June 30, 2022 and December 31, 2021 would increase the fair value of our natural gas derivative commodity instruments by approximately $535 million and $577 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on June 30, 2022 and December 31, 2021 would decrease the fair value of our natural gas derivative commodity instruments by approximately $542 million and $581 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on June 30, 2022 and December 31, 2021 to our natural gas derivative commodity instruments as of June 30, 2022 and December 31, 2021 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the six months ended June 30, 2022 would have increased interest expense by approximately $6 million.

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

Approximately 20%, or $1,112 million, of our OTC derivative contracts outstanding at June 30, 2022 had a positive fair value. Approximately 17%, or $477 million, of our OTC derivative contracts outstanding at December 31, 2021 had a positive fair value.

As of June 30, 2022, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended June 30, 2022, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes

In June 2022, we received notices from holders of the Convertible Notes requesting the conversion of the aggregate principal of Convertible Notes stated in the table below (the Converted Notes). We settled the conversion of the Converted Notes by issuing to the converting holders of the Converted Notes shares of EQT common stock. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
July 1, 2022	$3	201	$7
July 5, 2022	2	134	5

Repurchases of Equity Securities

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the three months ended June 30, 2022.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. Pursuant to the share repurchase authority, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The share repurchase authority does not obligate us to acquire any specific number of shares, was effective immediately and is valid through December 31, 2023. We did not repurchase any shares pursuant to the share repurchase authority during the three months ended June 30, 2022. As of June 30, 2022, we had purchased shares for an aggregate purchase price of $229.2 million, excluding fees, commissions and expenses, under this authorization since its inception.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
10.01	Amendment to the EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated by reference to Exhibit 99.2 to Form S-8 (#333-264423) filed on April 21, 2022.
10.02*
Third Amended and Restated Credit Agreement, dated as of June 28, 2022, among EQT Corporation, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on June 28, 2022.
10.03(a)*
Letter Agreement (Tesla North Well Pad), dated April 29, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended and restated.
Filed herewith as Exhibit 10.03(a).
10.03(b)*
Letter Agreement (King Hippo Pad Buyback Gas), dated June 10, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended and restated.
Filed herewith as Exhibit 10.03(b).
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
 Date:  July 28, 2022