Form 10-Q
period 2022-09-30
EQT Corp
filed 2022-10-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

As of October 21, 2022, 367,046,005 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,694,194	$1,784,050	$9,546,029	$3,992,905
Loss on derivatives	(1,627,296)	(3,257,237)	(5,550,028)	(4,791,582)
Net marketing services and other	2,565	8,349	21,860	23,646
Total operating revenues	2,069,463	(1,464,838)	4,017,861	(775,031)
Operating expenses:
Transportation and processing	541,092	494,897	1,596,900	1,404,697
Production	81,785	57,823	235,353	152,599
Exploration	357	20,495	2,870	23,223
Selling, general and administrative	67,231	49,113	195,603	143,972
Depreciation and depletion	418,695	442,876	1,269,936	1,200,280
Gain on sale/exchange of long-lived assets	(265)	(391)	(2,455)	(18,414)
Impairment of contract asset	—	—	184,945	—
Impairment and expiration of leases	20,497	41,109	97,536	83,500
Other operating expenses	15,485	38,766	38,952	53,434
Total operating expenses	1,144,877	1,144,688	3,619,640	3,043,291
Operating income (loss)	924,586	(2,609,526)	398,221	(3,818,322)
(Income) loss from investments	(2,877)	(43,184)	14,331	(66,861)
Dividend and other income	(157)	(4,260)	(11,066)	(11,329)
Loss on debt extinguishment	27,814	—	139,085	9,756
Interest expense	60,138	75,509	194,025	218,236
Income (loss) before income taxes	839,668	(2,637,591)	61,846	(3,968,124)
Income tax expense (benefit)	152,206	(661,380)	(5,257)	(1,020,650)
Net income (loss)	687,462	(1,976,211)	67,103	(2,947,474)
Less: Net income attributable to noncontrolling interests	3,792	601	8,120	25
Net income (loss) attributable to EQT Corporation	$683,670	$(1,976,812)	$58,983	$(2,947,499)

Income (loss) per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	369,987	356,792	371,308	304,961
Net income (loss)	$1.85	$(5.54)	$0.16	$(9.67)
Diluted:
Weighted average common stock outstanding	403,889	356,792	377,028	304,961
Net income (loss)	$1.69	$(5.54)	$0.16	$(9.67)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands)
Net income (loss)	$687,462	$(1,976,211)	$67,103	$(2,947,474)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $20, $70, $61 and $124	63	37	190	198
Comprehensive income (loss)	687,525	(1,976,174)	67,293	(2,947,276)
Less: Comprehensive income attributable to noncontrolling interests	3,792	601	8,120	25
Comprehensive income (loss) attributable to EQT Corporation	$683,733	$(1,976,775)	$59,173	$(2,947,301)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$87,541	$113,963
Accounts receivable (less provision for doubtful accounts: $357 and $321)	1,938,717	1,438,031
Derivative instruments, at fair value	1,466,800	543,337
Prepaid expenses and other	409,409	191,435
Total current assets	3,902,467	2,286,766

Property, plant and equipment	26,978,974	26,016,092
Less: Accumulated depreciation and depletion	8,846,789	7,597,172
Net property, plant and equipment	18,132,185	18,418,920

Contract asset	29,250	410,000
Other assets	477,235	491,702
Total assets	$22,541,137	$21,607,388

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$421,987	$1,060,970
Accounts payable	1,678,083	1,339,251
Derivative instruments, at fair value	4,214,888	2,413,608
Other current liabilities	322,944	372,412
Total current liabilities	6,637,902	5,186,241

Senior notes	4,257,359	4,435,782
Note payable to EQM Midstream Partners, LP	89,973	94,320
Deferred income taxes	893,139	907,306
Other liabilities and credits	1,004,163	1,012,740
Total liabilities	12,882,536	11,636,389

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 368,194 and 377,432	9,923,539	10,071,820
Treasury stock, shares at cost: 32 and 1,033	(579)	(18,046)
Accumulated deficit	(299,577)	(94,400)
Accumulated other comprehensive loss	(4,421)	(4,611)
Total common shareholders' equity	9,618,962	9,954,763
Noncontrolling interest in consolidated subsidiaries	39,639	16,236
Total equity	9,658,601	9,970,999
Total liabilities and equity	$22,541,137	$21,607,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$67,103	$(2,947,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	(14,229)	(1,020,094)
Depreciation and depletion	1,269,936	1,200,280
Impairments of long-lived assets and gain on sale/exchange of long-lived assets	280,026	65,086
Loss (income) from investments	14,331	(66,861)
Loss on debt extinguishment	139,085	9,756
Share-based compensation expense	33,706	20,822
Amortization, accretion and other	63,687	17,897
Loss on derivatives	5,550,028	4,791,582
Net cash settlements paid on derivatives	(4,672,998)	(729,445)
Net premiums received (paid) on derivative instruments	13,809	(53,429)
Changes in other assets and liabilities:
Accounts receivable	(507,050)	(404,442)
Accounts payable	343,925	276,509
Other current assets	(27,960)	(642,554)
Other items, net	(151,641)	(26,131)
Net cash provided by operating activities	2,401,758	491,502
Cash flows from investing activities:
Capital expenditures	(1,047,475)	(706,938)
Deposit on acquisition	(150,000)	—
Cash paid for acquisitions	—	(1,021,510)
Proceeds from sale/exchange of assets	5,394	—
Proceeds from sale of investment shares	189,249	—
Other investing activities	(14,306)	13,590
Net cash used in investing activities	(1,017,138)	(1,714,858)
Cash flows from financing activities:
Proceeds from credit facility borrowings	10,242,000	6,216,000
Repayment of credit facility borrowings	(10,242,000)	(5,812,000)
Proceeds from issuance of debt	—	1,000,000
Debt issuance costs	(17,852)	(19,713)
Repayment and retirement of debt	(833,029)	(146,005)
Premiums paid on debt extinguishment	(135,248)	(9,599)
Dividends paid	(148,765)	—
Cash paid for taxes related to net settlement of share-based incentive awards	(24,193)	(3,805)
Proceeds from exercises under employee compensation plans	15,505	—
Repurchase and retirement of common stock	(270,345)	—
Net contribution from noncontrolling interest	4,050	3,750
Other financing activities	(1,165)	(690)
Net cash (used in) provided by financing activities	(1,411,042)	1,227,938
Net change in cash and cash equivalents	(26,422)	4,582
Cash and cash equivalents at beginning of period	113,963	18,210
Cash and cash equivalents at end of period	$87,541	$22,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at July 1, 2021	278,858	$8,149,607	$(20,084)	$85,939	$(5,194)	$10,664	$8,220,932
Comprehensive loss, net of tax:
Net (loss) income				(1,976,812)		601	(1,976,211)
Other postretirement benefits liability adjustment, net of tax expense: $70					37		37
Share-based compensation plans	105	9,495	1,882				11,377
Alta Acquisition (Note 9)	98,789	1,925,405					1,925,405
Balance at September 30, 2021	377,752	$10,084,507	$(18,202)	$(1,890,873)	$(5,157)	$11,265	$8,181,540

Balance at July 1, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090
Comprehensive income, net of tax:
Net income				683,670		3,792	687,462
Other postretirement benefits liability adjustment, net of tax expense: $20					63		63
Dividends ($0.15 per share)				(55,493)			(55,493)
Share-based compensation plans	209	2,292	2,269				4,561
Convertible Notes settlements (Note 6)	1	10					10
Repurchase and retirement of common stock	(1,768)	(27,409)		(47,627)			(75,036)
Distribution to noncontrolling interest						(4,306)	(4,306)
Contribution from noncontrolling interest						11,250	11,250
Balance at September 30, 2022	368,162	$9,923,539	$(579)	$(299,577)	$(4,421)	$39,639	$9,658,601

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

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2021	278,345	$8,145,539	$(29,348)	$1,056,626	$(5,355)	$7,490	$9,174,952
Comprehensive loss, net of tax:
Net (loss) income				(2,947,499)		25	(2,947,474)
Other postretirement benefits liability adjustment, net of tax expense: $124					198		198
Share-based compensation plans	618	13,563	11,146				24,709
Contribution from noncontrolling interest						3,750	3,750
Alta Acquisition (Note 9)	98,789	1,925,405					1,925,405
Balance at September 30, 2021	377,752	$10,084,507	$(18,202)	$(1,890,873)	$(5,157)	$11,265	$8,181,540

Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive income, net of tax:
Net income				58,983		8,120	67,103
Other postretirement benefits liability adjustment, net of tax expense: $61					190		190
Dividends ($0.40 per share)				(148,765)			(148,765)
Share-based compensation plans	2,061	11,340	17,467				28,807
Convertible Notes settlements (Note 6)	3	48					48
Repurchase and retirement of common stock	(10,301)	(159,669)		(115,395)			(275,064)
Distribution to noncontrolling interest						(7,200)	(7,200)
Contribution from noncontrolling interest						11,250	11,250
Other						11,233	11,233
Balance at September 30, 2022	368,162	$9,923,539	$(579)	$(299,577)	$(4,421)	$39,639	$9,658,601

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2022 and December 31, 2021, the results of its operations and equity for the three and nine month periods ended September 30, 2022 and 2021 and its cash flows for the nine month periods ended September 30, 2022 and 2021. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT," "EQT Corporation" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

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

	Three Months Ended September 30, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands, except per share amounts)
Interest expense	$80,349	$(4,840)	$75,509
Income tax benefit	(662,915)	1,535	(661,380)

Net loss	(1,979,516)	3,305	(1,976,211)
Less: Net income attributable to noncontrolling interest	601	—	601
Net loss attributable to EQT Corporation	$(1,980,117)	$3,305	$(1,976,812)

Basic and diluted:
Weighted average common stock outstanding (a)	356,792	—	356,792
Loss per share of common stock attributable to EQT Corporation	$(5.55)	$0.01	$(5.54)

(a)For the three months ended September 30, 2021, diluted weighted average common stock outstanding did not change because the potentially dilutive securities had an anti-dilutive effect on loss per share.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
	As Reported	ASU 2020-06 Adoption Adjustment	As Adjusted

	(Thousands, except per share amounts)
Interest expense	$232,434	$(14,198)	$218,236
Income tax benefit	(1,025,255)	4,605	(1,020,650)

Net loss	(2,957,067)	9,593	(2,947,474)
Less: Net income attributable to noncontrolling interest	25	—	25
Net loss attributable to EQT Corporation	$(2,957,092)	$9,593	$(2,947,499)

Basic and diluted:
Weighted average common stock outstanding (a)	304,961	—	304,961
Loss per share of common stock attributable to EQT Corporation	$(9.70)	$0.03	$(9.67)

(a)For the nine months ended September 30, 2021, diluted weighted average common stock outstanding did not change because the potentially dilutive securities had an anti-dilutive effect on loss per share.

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

Certain line items in the Statement of Condensed Consolidated Cash Flows for the nine months ended September 30, 2021 were adjusted to reflect the impact of the adoption of ASU 2020-06; however, the adoption did not impact cash and did not change net cash provided by operating, investing or financing activities.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Nine Months Ended September 30,
	2022	2021

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$208,239	$220,430
Income taxes, net	10,529	22,263

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$14,102	$2,709
Capitalization of non-cash equity share-based compensation	3,923	3,728
Increase in right-of-use assets and lease liabilities, net	1,651	1,091
Issuance of common stock for Convertible Notes settlements (Note 6)	48	—
Equity issued as consideration for acquisition (Note 9)	—	1,925,405

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $1,486.8 million and $1,093.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$3,543,706	$1,605,581	$9,008,226	$3,572,046
NGLs sales	134,636	152,046	475,988	354,664
Oil sales	15,852	26,423	61,815	66,195
Total revenues from contracts with customers	$3,694,194	$1,784,050	$9,546,029	$3,992,905

Other sources of revenue:
Loss on derivatives	(1,627,296)	(3,257,237)	(5,550,028)	(4,791,582)
Net marketing services and other	2,565	8,349	21,860	23,646
Total operating revenues	$2,069,463	$(1,464,838)	$4,017,861	$(775,031)

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of September 30, 2022. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of September 30, 2022.

	2022 (a)	2023	2024	Total

	(Thousands)
Natural gas sales	$11,735	$14,432	$469	$26,636

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,587 billion cubic feet (Bcf) of natural gas and 1,517 thousand barrels (Mbbl) of NGLs as of September 30, 2022 and 2,184 Bcf of natural gas and 3,055 Mbbl of NGLs as of December 31, 2021. The open positions at both September 30, 2022 and December 31, 2021 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of September 30, 2022, the Company's senior notes were rated "Ba1" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $679.5 million and $594.9 million, respectively, for which the Company deposited and recorded current assets of $142.7 million and $0.1 million, respectively.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both September 30, 2022 and December 31, 2021, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2022 and December 31, 2021, the Company recorded $45.2 million and $147.7 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
September 30, 2022
Asset derivative instruments, at fair value	$1,466,800	$(1,404,502)	$—	$62,298
Liability derivative instruments, at fair value	4,214,888	(1,404,502)	(187,933)	2,622,453

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$(468,266)	$—	$75,071
Liability derivative instruments, at fair value	2,413,608	(468,266)	(147,773)	1,797,569

The Consolidated GGA (defined in Note 8) executed in connection with the Equitrans Share Exchange (defined in Note 8) provides for additional cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of September 30, 2022 and December 31, 2021, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $53 million and $111 million, respectively. The fair value of the derivative liability related to the Henry Hub Cash Bonus is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

During the second quarter of 2020, the Company closed a transaction to sell certain non-strategic assets located in Pennsylvania and West Virginia (the 2020 Divestiture), the purchase and sale agreement for which, among other things, provides for additional cash bonus payments (the Contingent Consideration) payable to the Company of up to $20 million, conditioned upon the three-month average of the NYMEX Henry Hub natural gas settlement price relative to stated floor and target price thresholds beginning on August 31, 2020 and ending on November 30, 2022. As of September 30, 2022 and December 31, 2021, the derivative asset related to the Contingent Consideration had a fair value of approximately $2.0 million and $8.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company received cash from the Contingent Consideration of $6.5 million and $5.6 million, respectively. Changes in fair value are recorded in gain on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. The fair value of the derivative asset related to the Contingent Consideration is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
September 30, 2022
Asset derivative instruments, at fair value	$1,466,800	$315,991	$1,150,809	$—
Liability derivative instruments, at fair value	4,214,888	222,171	3,992,717	—

December 31, 2021
Asset derivative instruments, at fair value	$543,337	$66,833	$476,504	$—
Liability derivative instruments, at fair value	2,413,608	126,053	2,287,555	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2022 and December 31, 2021, the Company's senior notes had a fair value of approximately $5.2 billion and $6.5 billion, respectively, and a carrying value of approximately $4.7 billion and $5.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of September 30, 2022 and December 31, 2021, the Company's note payable to EQM had a fair value of approximately $96 million and $118 million, respectively, and a carrying value of approximately $96 million and $100 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5.    Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021, the Company recorded income tax benefit at an effective tax rate of (8.5)% and 25.7%, respectively. The Company's effective tax rate for the nine months ended September 30, 2022 was lower compared to the U.S. federal statutory rate due primarily to a reduction to deferred state taxes from the Pennsylvania law change enacted on July 8, 2022 that lowered the corporate net income tax rate from 9.99% to 8.99% in 2023 and by 0.5% thereafter until the corporate net income tax rate reaches 4.99% in 2031, partly offset by nondeductible repurchase premiums on the Convertible Notes. The Company's effective tax rate for the nine months ended September 30, 2021 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits and West Virginia tax legislation enacted on April 13, 2021 that changed the way taxable income is apportioned to West Virginia for tax years beginning on or after January 1, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA). The IRA establishes a 15% corporate alternative minimum tax for certain corporations and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. The IRA also includes new and renewed options for energy credits. These changes are effective for tax years beginning after December 31, 2022. The Company is evaluating the impact these changes will have on its financial statements and disclosures.

The Company intends to maintain a valuation allowance on certain of its state net operating loss deferred tax assets (DTAs) until there is sufficient evidence to support a reversal of all or a portion of such allowance. However, given the Company's anticipated future earnings, the Company believes that there is a reasonable possibility that, in the near term, sufficient positive evidence may become available that supports the release of a portion of the Company's valuation allowance, which would result in the recognition of certain DTAs and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release would be subject to change based on the level of profitability that the Company can achieve.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Debt

The table below summarizes the Company's outstanding debt.

	September 30, 2022		December 31, 2021
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Senior notes:
3.00% notes due October 1, 2022	$—	$—	$568,823	$567,909
7.42% series B notes due 2023	10,000	10,000	10,000	10,000
6.125% notes due February 1, 2025 (b)	915,594	911,883	1,000,000	994,643
1.75% convertible notes due May 1, 2026	414,846	406,232	499,991	487,543
3.125% notes due May 15, 2026	463,354	458,098	500,000	493,157
7.75% debentures due July 15, 2026	115,000	113,094	115,000	112,721
3.90% notes due October 1, 2027	1,234,433	1,228,714	1,250,000	1,243,340
5.00% notes due January 15, 2029	336,454	332,015	350,000	344,835
7.000% notes due February 1, 2030 (b)	730,000	725,071	750,000	744,417
3.625% notes due May 15, 2031	495,165	488,484	500,000	492,669
Note payable to EQM	95,728	95,728	99,838	99,838
Total debt	4,810,574	4,769,319	5,643,652	5,591,072
Less: Current portion of debt (c)	430,601	421,987	1,074,332	1,060,970
Long-term debt	$4,379,973	$4,347,332	$4,569,320	$4,530,102

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
(c)As of September 30, 2022, the current portion of debt includes the 7.42% series B notes, the 1.75% convertible notes and a portion of the note payable to EQM. As of December 31, 2021, the current portion of debt includes the 3.00% notes, the 1.75% convertible notes and a portion of the note payable to EQM.

Debt Repayments. The Company redeemed or repurchased the following debt during the nine months ended September 30, 2022.

Debt Tranche	Principal	Premiums/(Discounts)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
3.00% notes due October 1, 2022	$568,823	$5,546	$7,150	$581,519
6.125% notes due February 1, 2025	84,406	3,046	2,621	90,073
1.75% convertible notes due May 1, 2026	85,096	127,906	250	213,252
3.125% notes due May 15, 2026	36,646	(2,050)	187	34,783
3.90% notes due October 1, 2027	15,567	(643)	188	15,112
5.00% notes due January 15, 2029	13,546	(445)	195	13,296
7.000% notes due February 1, 2030	20,000	1,428	640	22,068
3.625% notes due May 15, 2031	4,835	(601)	28	4,262

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Credit Facility. The Company has a $2.5 billion credit facility. On June 28, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the Third Amendment) with the lenders party thereto and PNC Bank, National Association, as administrative agent, swing line lender and L/C issuer, amending and restating the Second Amended and Restated Credit Agreement, dated as of July 31, 2017 (the Credit Agreement). The Third Amendment, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement to June 28, 2027 and provides, at the Company's option, two one-year extensions thereafter, subject to the approval of the lenders, (ii) allows for commitment increases of up to $500 million, subject to the agreement of the Company and new or existing lenders and (iii) allows for Base Rate Loans, Term SOFR Rate Loans and Swing Line Loans (each defined in the Third Amendment).

The Company had approximately $27 million and $440 million of letters of credit outstanding under its credit facility as of September 30, 2022 and December 31, 2021, respectively.

Under the Company's credit facility, for the three months ended September 30, 2022 and 2021, the maximum amount of outstanding borrowings was $1,216 million and $1,652 million, respectively, the average daily balances were approximately $717 million and $813 million, respectively, and interest was incurred at a weighted average annual interest rate of 3.8% and 1.9%, respectively. Under the Company's credit facility, for the nine months ended September 30, 2022 and 2021, the maximum amount of outstanding borrowings was $1,300 million and $1,652 million, respectively, the average daily balances were approximately $624 million and $525 million, respectively, and interest was incurred at a weighted average annual interest rate of 2.8% and 2.0%, respectively.

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

As a result of the cash dividend the Company paid on its common stock in the first quarter of 2022, effective February 11, 2022, the conversion rate for the Convertible Notes was adjusted to 67.0535 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. As a result of the cash dividend the Company paid on its common stock in the second quarter of 2022, effective May 10, 2022, the conversion rate for the Convertible Notes was adjusted to 67.2836 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. As a result of the cash dividend paid by the Company on its common stock in the third quarter of 2022, effective August 8, 2022, the conversion rate for the Convertible Notes was adjusted to 67.5232 shares of EQT common stock per $1,000 principal amount of the Convertible Notes. Future dividend payments by the Company will result in further adjustments to the conversion rate per share of EQT common stock.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2021 and September 30, 2022, and, accordingly, holders of the Convertible Notes are permitted to convert any of their Convertible Notes at their option at any time beginning on January 1, 2022 and continuing until December 31, 2022, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of December 31, 2021 and September 30, 2022, the net carrying value of the Convertible Notes was included in current portion of debt on the Condensed Consolidated Balance Sheets.

The following table summarizes Convertible Notes conversion right exercises from issuance through October 21, 2022. The Company elected to settle all such conversions by issuing to the converting holders shares of EQT common stock.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price

	(Thousands)
September 2021	$9	599	$19.64
March 2022	8	536	33.65
April 2022	26	1,742	34.78
July 2022	5	335	36.91
October 2022	10	674	40.14

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

Based on the closing stock price of EQT common stock of $40.75 on September 30, 2022 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $727 million.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the net carrying value and fair value of the Convertible Notes.

	September 30, 2022	December 31, 2021

	(Thousands)
Principal	$414,846	$499,991
Less: Unamortized debt issuance costs	8,614	12,448
Net carrying value of Convertible Notes	$406,232	$487,543

Fair value of Convertible Notes (a)	$1,139,843	$854,985

(a)The fair value is a Level 2 fair value measurement. See Note 4.

The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands)
Contractual interest expense	$1,821	$2,188	$6,191	$6,563
Amortization of issuance costs	574	675	1,945	2,016
Total Convertible Notes interest expense	$2,395	$2,863	$8,136	$8,579

5.678% Senior Notes and 5.700% Senior Notes. On October 4, 2022, the Company issued $500 million aggregate principal amount of 5.678% senior notes due October 1, 2025 and $500 million aggregate principal amount of 5.700% senior notes due April 1, 2028. The Company intends to use the estimated net proceeds from the sale of the notes of $989.5 million (after deducting estimated offering costs of $10.5 million) to partly fund the Tug Hill and XcL Midstream Acquisition (defined in Note 9). The covenants of the 5.678% senior notes and 5.700% senior notes are consistent with the Company's existing senior unsecured notes. The 5.678% senior notes and 5.700% senior notes have a special mandatory redemption provision that provides that if the consummation of the Tug Hill and XcL Midstream Acquisition does not occur on or before June 30, 2023 or if the Company notifies the trustee of the notes that it will not pursue consummation of the Tug Hill and XcL Midstream Acquisition, the Company is required to redeem the notes of each series then outstanding at a price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Term Loan Facility and Bridge Loan Facility. In connection with the Tug Hill and XcL Midstream Purchase Agreement (defined in Note 9), on September 6, 2022, the Company entered into a debt commitment letter, which was amended and restated on September 20, 2022. Pursuant to such amended and restated debt commitment letter, Royal Bank of Canada, PNC Bank, National Association, Mizuho Bank, Ltd. and certain other financial institutions committed to provide the Company with an unsecured bridge loan facility in an aggregate principal amount of $1.25 billion (the Bridge Loan Facility) and an unsecured term loan facility in an aggregate principal amount of $1.25 billion (the Term Loan Facility), subject to satisfaction of standard conditions. In connection with the closing of the offering of the Company’s 5.678% senior notes and 5.700% senior notes on October 4, 2022, the commitments under the Bridge Loan Facility were automatically reduced by $989.5 million (the estimated net proceeds from the sale of the notes) in accordance with the terms of the Bridge Loan Facility. As of September 30, 2022, neither the Bridge Loan Facility nor the Term Loan Facility had closed, and, accordingly, commitments thereunder remained undrawn.

7.    Earnings (Loss) Per Share

For the three and nine months ended September 30, 2022, potentially dilutive securities, composed of the Company's options, restricted stock, performance awards and stock appreciation rights, of 5,879,634 and 5,719,990, respectively, were included in the Company's calculation of diluted earnings per share.

In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three and nine months ended September 30, 2021, all such securities of 7,506,075 and 7,642,451, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, the Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted earnings (loss) per share. For the three months ended September 30, 2022, such potentially dilutive securities of approximately 28.0 million were included in the Company's calculation of diluted earnings per share. For the nine months ended September 30, 2022, such if-converted securities of approximately 31.6 million were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share when considering the numerator adjustments. For both the three and nine months ended September 30, 2021, such if-converted securities of approximately 33.3 million were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share. See Notes 1 and 6 for further discussion of the Convertible Notes.

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

In addition, because the Mountain Valley Pipeline was not in service by January 1, 2022, the Consolidated GGA provided the Company the option to forgo a portion of the gathering fee relief that would otherwise be applicable following the Mountain Valley Pipeline in-service date in exchange for a cash payment of approximately $196 million (the Cash Payment Option). During the third quarter of 2022, the Company elected to exercise the Cash Payment Option, and, on October 4, 2022, the Company received the cash proceeds from the Cash Payment Option.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9.    Acquisitions

Tug Hill and XcL Midstream Acquisition. On September 6, 2022, the Company entered into a purchase agreement with EQT Production Company (a wholly-owned indirect subsidiary of the Company), THQ Appalachia I, LLC (Tug Hill) and THQ-XcL Holdings I, LLC (XcL Midstream) (the Tug Hill and XcL Midstream Purchase Agreement), pursuant to which the Company and EQT Production Company agreed to acquire Tug Hill's upstream assets and XcL Midstream's gathering and processing assets through the acquisition of all of the issued and outstanding membership interests of each of THQ Appalachia I Midco, LLC and THQ-XcL Holdings I Midco, LLC (the Tug Hill and XcL Midstream Acquisition) for consideration of approximately $2.6 billion in cash and 55.0 million shares of EQT common stock, as adjusted pursuant to customary closing purchase price adjustments. The Tug Hill and XcL Midstream Purchase Agreement has an effective date of July 1, 2022. The Tug Hill and XcL Midstream Acquisition is expected to close in the fourth quarter of 2022, subject to regulatory approvals. Upon execution of the Tug Hill and XcL Midstream Purchase Agreement, the Company deposited $150 million into an escrow account, which will be credited toward the cash consideration upon closing of the Tug Hill and XcL Midstream Acquisition and is recorded in other assets in the September 30, 2022 Condensed Consolidated Balance Sheet.

Alta Acquisition. On July 21, 2021, the Company completed its acquisition (the Alta Acquisition) of Alta Marcellus Development, LLC and ARD Operating, LLC and subsidiaries (together, the Alta Target Entities), pursuant to that certain Membership Interest Purchase Agreement, dated May 5, 2021 (the Alta Purchase Agreement), by and among the Company, EQT Acquisition HoldCo LLC (a wholly-owned indirect subsidiary of the Company), Alta Resources Development, LLC (Alta Resources) and the Alta Target Entities. The Alta Target Entities collectively held all of Alta Resources' upstream and midstream assets and liabilities. The purchase price for the Alta Acquisition consisted of approximately $1.0 billion in cash and 98,789,388 shares of EQT common stock, as adjusted pursuant to customary closing purchase price adjustments. The Alta Purchase Agreement has an effective date of January 1, 2021.

As a result of the Alta Acquisition, the Company acquired approximately 300,000 net Northeast Marcellus acres, approximately 1.0 Bcfe per day of current net production, approximately 300 miles of midstream gathering systems, approximately 100 miles of a freshwater system and a firm transportation portfolio to premium demand markets.

The Company completed the purchase price allocation for the Alta Acquisition during the second quarter of 2022, at which time the value of the assets acquired and liabilities assumed were revised. The purchase accounting adjustments recorded in 2022 were not material to the Company's financial statements.

Post-Acquisition Operating Results. The Alta Target Entities contributed the following to the Company's consolidated results.

July 21, 2021 through September 30, 2021
(Thousands)
Sales of natural gas, NGLs and oil	$251,129
Loss on derivatives not designated as hedges	(293,840)
Net marketing services and other	2,525
Total operating revenues	$(40,186)

Net loss	$(129,779)

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

	(Thousands, except per share amounts)
Pro forma sales of natural gas, NGLs and oil	$1,839,002	$4,437,755
Pro forma loss on derivatives	(3,268,035)	(4,918,616)
Pro forma net marketing services and other	7,798	28,452
Pro forma total operating revenues	$(1,421,235)	$(452,409)

Pro forma net loss	$(1,974,059)	$(2,950,427)
Pro forma net loss attributable to noncontrolling interests	601	25
Pro forma net loss attributable to EQT Corporation	$(1,974,660)	$(2,950,452)

Pro forma loss per share (basic and diluted)	$(5.53)	$(9.67)

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; monetization transactions, including asset sales, joint ventures or other transactions involving our assets, and our planned use of the proceeds from such monetization transactions; potential or pending acquisition transactions, including the Tug Hill and XcL Midstream Acquisition (defined in Note 9 to the Condensed Consolidated Financial Statements), or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to reduce our debt and the timing of such reductions, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and resources among our strategic opportunities; access to and cost of capital, including rising interest rates; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and water required to execute our exploration and development plans, including as a result of inflationary pressures, the COVID-19 pandemic or otherwise; risks associated with operating primarily in the Appalachian Basin and obtaining a substantial amount of our midstream services from Equitrans Midstream Corporation (Equitrans Midstream); the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to acquisitions and other significant transactions, including the Tug Hill and XcL Midstream Acquisition. These and other risks and uncertainties are described under Item 1A., "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A., "Risk Factors" in this Quarterly Report on Form 10-Q and other documents we file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended September 30, 2022 was $683.7 million, $1.69 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2021 of $1,976.8 million, $5.54 per diluted share. The change was attributable primarily to increased sales of natural gas, NGLs and oil and a smaller loss on derivatives, partly offset by income tax expense, increased transportation and processing expense and decreased income from investments.

Net income attributable to EQT Corporation for the nine months ended September 30, 2022 was $59.0 million, $0.16 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2021 of $2,947.5 million, $9.67 per diluted share. The change was attributable primarily to increased sales of natural gas, NGLs and oil, partly offset by decreased income tax benefit, a greater loss on derivatives, increased transportation and processing expense, the impairment of our contract asset (discussed in Note 8 to the Condensed Consolidated Financial Statements) and increased loss on debt extinguishment.

Results of operations for 2022 and for the period beginning July 21, 2021 and ending September 30, 2021 include the results of our operation of assets acquired in the Alta Acquisition (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements).

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	463,856	464,574	1,406,715	1,249,140
NYMEX price ($/MMBtu)	$8.18	$4.02	$6.75	$3.23
Btu uplift	0.44	0.19	0.35	0.17
Natural gas price ($/Mcf)	$8.62	$4.21	$7.10	$3.40

Basis ($/Mcf) (a)	$(0.97)	$(0.76)	$(0.70)	$(0.54)
Cash settled basis swaps ($/Mcf)	(0.05)	(0.05)	(0.08)	(0.05)
Average differential, including cash settled basis swaps ($/Mcf)	$(1.02)	$(0.81)	$(0.78)	$(0.59)
Average adjusted price ($/Mcf)	$7.60	$3.40	$6.32	$2.81
Cash settled derivatives ($/Mcf)	(4.32)	(1.20)	(3.24)	(0.49)
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.28	$2.20	$3.08	$2.32
Natural gas sales, including cash settled derivatives	$1,519,597	$1,021,529	$4,335,811	$2,891,452

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	13,841	16,504	43,043	47,262
Sales volume (Mbbl)	2,307	2,751	7,174	7,877
NGLs price ($/Bbl)	$48.77	$49.39	$57.25	$40.67
Cash settled derivatives ($/Bbl)	(3.78)	(16.35)	(4.45)	(9.82)
Average NGLs price, including cash settled derivatives ($/Bbl)	$44.99	$33.04	$52.80	$30.85
NGLs sales, including cash settled derivatives	$103,789	$90,877	$378,811	$243,057
Ethane:
Sales volume (MMcfe) (b)	8,464	10,546	27,071	26,936
Sales volume (Mbbl)	1,411	1,758	4,512	4,490
Ethane price ($/Bbl)	$15.68	$9.22	$14.47	$7.64
Ethane sales	$22,123	$16,202	$65,276	$34,296
Oil:
Sales volume (MMcfe) (b)	1,505	3,389	4,629	7,460
Sales volume (Mbbl)	251	565	772	1,243
Oil price ($/Bbl)	$63.20	$46.79	$80.12	$53.24
Oil sales	$15,852	$26,423	$61,815	$66,195

Total liquids sales volume (MMcfe) (b)	23,810	30,439	74,743	81,658
Total liquids sales volume (Mbbl)	3,969	5,074	12,458	13,610
Total liquids sales	$141,764	$133,502	$505,902	$343,548

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,661,361	$1,155,031	$4,841,713	$3,235,000
Total sales volume (MMcfe)	487,666	495,013	1,481,458	1,330,798
Average realized price ($/Mcfe)	$3.41	$2.33	$3.27	$2.43

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Thousands, unless otherwise noted)
Total operating revenues	$2,069,463	$(1,464,838)	$4,017,861	$(775,031)
Add (deduct):
Loss on derivatives	1,627,296	3,257,237	5,550,028	4,791,582
Net cash settlements paid on derivatives	(2,033,727)	(619,864)	(4,672,998)	(729,445)
Premiums received (paid) for derivatives that settled during the period	894	(9,155)	(31,318)	(28,460)
Net marketing services and other	(2,565)	(8,349)	(21,860)	(23,646)
Adjusted operating revenues, a non-GAAP financial measure	$1,661,361	$1,155,031	$4,841,713	$3,235,000

Total sales volume (MMcfe)	487,666	495,013	1,481,458	1,330,798
Average realized price ($/Mcfe)	$3.41	$2.33	$3.27	$2.43

Sales Volume and Revenues

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	456,495	449,650	6,845	1.5
Ohio Utica	30,531	41,226	(10,695)	(25.9)
Other	640	4,137	(3,497)	(84.5)
Total sales volume	487,666	495,013	(7,347)	(1.5)

Average daily sales volume (MMcfe/d)	5,301	5,381	(80)	(1.5)

Operating revenues:
Sales of natural gas, NGLs and oil	$3,694,194	$1,784,050	$1,910,144	107.1
Loss on derivatives	(1,627,296)	(3,257,237)	1,629,941	(50.0)
Net marketing services and other	2,565	8,349	(5,784)	(69.3)
Total operating revenues	$2,069,463	$(1,464,838)	$3,534,301	(241.3)

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended September 30, 2022 compared to the same period in 2021 due to a higher average realized price, partly offset by decreased sales volume.

Average realized price for the three months ended September 30, 2022 compared to the same period in 2021 increased due to higher NYMEX prices, partly offset by unfavorable cash settled derivatives and unfavorable differential. For the three months ended September 30, 2022 and 2021, we paid $2,033.7 million and $619.9 million, respectively, of net cash settlements on derivatives, which are included in average realized price but may not be included in operating revenues.

Sales volume decreased primarily as a result of sales volume decreases from natural decline of producing wells and fewer wells turned-in-line, partly offset by sales volume increases from the assets acquired in the Alta Acquisition. Sales volume for the three months ended September 30, 2022 was negatively impacted by fewer wells turned-in-line as a result of third-party supply chain constraints. Supply chain constraints may continue to impact our future operating revenues. The pending Tug Hill and XcL Midstream Acquisition, which is expected to close in the fourth quarter of 2022, subject to regulatory approvals, is expected to add approximately 800 MMcfe per day of sales volume, 20% of which is liquids sales volume.

Loss on derivatives. For the three months ended September 30, 2022 and 2021, we recognized a loss on derivatives of $1,627.3 million and $3,257.2 million, respectively, related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	1,377,637	1,198,707	178,930	14.9
Ohio Utica	98,206	125,189	(26,983)	(21.6)
Other	5,615	6,902	(1,287)	(18.6)
Total sales volume	1,481,458	1,330,798	150,660	11.3

Average daily sales volume (MMcfe/d)	5,427	4,875	552	11.3

Operating revenues:
Sales of natural gas, NGLs and oil	$9,546,029	$3,992,905	$5,553,124	139.1
Loss on derivatives	(5,550,028)	(4,791,582)	(758,446)	15.8
Net marketing services and other	21,860	23,646	(1,786)	(7.6)
Total operating revenues	$4,017,861	$(775,031)	$4,792,892	(618.4)

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to a higher average realized price and increased sales volume.

Average realized price for the nine months ended September 30, 2022 compared to the same period in 2021 increased due to higher NYMEX prices and higher liquids prices, partly offset by unfavorable cash settled derivatives and unfavorable differential. For the nine months ended September 30, 2022 and 2021, we paid $4,673.0 million and $729.4 million, respectively, of net cash settlements on derivatives, which are included in average realized price but may not be included in operating revenues.

Sales volume increased primarily as a result of sales volume increases from the assets acquired in the Alta Acquisition, partly offset by natural decline of producing wells and fewer wells turned-in-line. The pending Tug Hill and XcL Midstream Acquisition, which is expected to close in the fourth quarter of 2022, subject to regulatory approvals, is expected to add approximately 800 MMcfe per day of sales volume, 20% of which is liquids sales volume.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loss on derivatives. For the nine months ended September 30, 2022 and 2021, we recognized a loss on derivatives of $5,550.0 million and $4,791.6 million, respectively, related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

Operating Expenses

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$337,532	$316,612	$20,920	6.6
Transmission	151,425	129,402	22,023	17.0
Processing	52,135	48,883	3,252	6.7
Lease operating expenses (LOE)	39,934	32,141	7,793	24.2
Production taxes	41,851	25,682	16,169	63.0
Exploration	357	20,495	(20,138)	(98.3)
Selling, general and administrative	67,231	49,113	18,118	36.9

Production depletion	$413,706	$437,367	$(23,661)	(5.4)
Other depreciation and depletion	4,989	5,509	(520)	(9.4)
Total depreciation and depletion	$418,695	$442,876	$(24,181)	(5.5)

Per Unit ($/Mcfe):
Gathering	$0.69	$0.64	$0.05	7.8
Transmission	0.31	0.26	0.05	19.2
Processing	0.11	0.10	0.01	10.0
LOE	0.08	0.06	0.02	33.3
Production taxes	0.09	0.05	0.04	80.0
Exploration	—	0.04	(0.04)	(100.0)
Selling, general and administrative	0.14	0.10	0.04	40.0
Production depletion	0.85	0.88	(0.03)	(3.4)

Operating expenses on a per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 were negatively impacted by lower sales volume unless otherwise noted. Sales volume for the three months ended September 30, 2022 was negatively impacted by fewer wells turned-in-line as a result of third-party supply chain constraints. Supply chain constraints and inflationary pressures may continue to impact our future operating expenses.

Gathering. Gathering expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to higher gathering rates on certain contracts indexed to price.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to higher rates on and lower credits received from the Texas Eastern Transmission Pipeline and additional capacity acquired on the Rockies Express Pipeline in September 2021.

LOE. LOE increased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due to increased West Virginia severance taxes, which resulted primarily from higher prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Exploration. Exploration decreased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to our prior year purchase of seismic data following the completion of the Alta Acquisition.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2022 compared to the same period in 2021 due to a lower annual depletion rate and decreased sales volume.

Impairment and expiration of leases. During the three months ended September 30, 2022 and 2021, we recognized impairment and expiration of leases of $20.5 million and $41.1 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses for the three months ended September 30, 2022 of $15.5 million were attributable primarily to changes in legal reserves as well as transaction costs associated with the Tug Hill and XcL Midstream Acquisition. Other operating expenses for the three months ended September 30, 2021 of $38.8 million were attributable primarily to transaction costs associated with the Alta Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$997,161	$883,378	$113,783	12.9
Transmission	447,914	384,509	63,405	16.5
Processing	151,825	136,810	15,015	11.0
LOE	122,577	84,707	37,870	44.7
Production taxes	112,776	67,892	44,884	66.1
Exploration	2,870	23,223	(20,353)	(87.6)
Selling, general and administrative	195,603	143,972	51,631	35.9

Production depletion	$1,254,566	$1,187,188	$67,378	5.7
Other depreciation and depletion	15,370	13,092	2,278	17.4
Total depreciation and depletion	$1,269,936	$1,200,280	$69,656	5.8

Per Unit ($/Mcfe):
Gathering	$0.67	$0.66	$0.01	1.5
Transmission	0.30	0.29	0.01	3.4
Processing	0.10	0.10	—	—
LOE	0.08	0.06	0.02	33.3
Production taxes	0.08	0.05	0.03	60.0
Exploration	—	0.02	(0.02)	(100.0)
Selling, general and administrative	0.13	0.11	0.02	18.2
Production depletion	0.85	0.89	(0.04)	(4.5)

Gathering. Gathering expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to increased sales volume from the assets acquired in the Alta Acquisition and higher gathering rates on certain contracts indexed to price, partly offset by the lower gathering rate structure on the assets acquired in the Alta Acquisition.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to higher rates on and lower credits received from the Texas Eastern Transmission Pipeline, additional capacity acquired as part of the Alta Acquisition and additional capacity acquired on the Rockies Express Pipeline in September 2021.

Processing. Processing expense increased on an absolute basis for the nine months ended September 30, 2022 compared to the same period in 2021 due to increased volumes that require processing as a result of increased development of liquids-rich areas.

LOE. LOE increased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to higher salt water disposal costs and additional lease operating costs as a result of the Alta Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due to increased West Virginia severance taxes, which resulted primarily from higher prices, and increased Pennsylvania impact fees, which resulted from the additional wells acquired in the Alta Acquisition, higher prices and inflation.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Exploration. Exploration decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to our prior year purchase of seismic data following the completion of the Alta Acquisition.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to higher long-term incentive compensation costs as a result of changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the nine months ended September 30, 2022 compared to the same period in 2021 due to increased sales volume, partly offset by a lower annual depletion rate. Production depletion expense decreased on a per Mcfe basis for the nine months ended September 30, 2022 compared to the same period in 2021 due to a lower annual depletion rate.

Gain on sale/exchange of long-lived assets. During the nine months ended September 30, 2022 and 2021, we recognized a gain on sale of long-lived assets of $2.5 million and $18.4 million, respectively, related primarily to changes in the fair value of the Contingent Consideration (defined in Note 3 to the Condensed Consolidated Financial Statements).

Impairment of contract asset. During the nine months ended September 30, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the nine months ended September 30, 2022 and 2021, we recognized impairment and expiration of leases of $97.5 million and $83.5 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses for the nine months ended September 30, 2022 of $39.0 million were attributable primarily to changes in legal and environmental reserves as well as transaction costs associated with the Tug Hill and XcL Midstream Acquisition. Other operating expenses for the nine months ended September 30, 2021 of $53.4 million were attributable primarily to transaction costs associated with the Alta Acquisition and our acquisition of upstream assets from Chevron U.S.A. Inc. in November 2020.

Other Income Statement Items

(Income) loss from investments. For the three months ended September 30, 2022, we recognized income from investments due to equity earnings on our equity method investments, partly offset by a loss on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements). For the three months ended September 30, 2021, we recognized income from investments due primarily to a gain on our investment in Equitrans Midstream.

For the nine months ended September 30, 2022, we recognized a loss from investments due to a loss on the sale of our investment in Equitrans Midstream, which resulted from a decrease in Equitrans Midstream's stock price to $8.65 as of April 20, 2022, the date of the final sale of our investment, from $10.34 as of December 31, 2021, partly offset by equity earnings on our equity method investments and a gain on our investment in the Investment Fund. For the nine months ended September 30, 2021, we recognized income from investments due primarily to a gain on our investments in Equitrans Midstream and the Investment Fund.

Dividend and other income. Dividend and other income decreased for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to decreased dividends received on our investment in Equitrans Midstream, which was fully disposed in April 2022.

Loss on debt extinguishment. During the three and nine months ended September 30, 2022, we recognized a loss on debt extinguishment of $27.8 million and $139.1 million, respectively, due to the debt repayment and repurchases discussed in Note 6 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2021, we recognized a loss on debt extinguishment of $9.8 million due to fees incurred for a bridge-loan commitment related to the Alta Acquisition and the repayment of our 4.875% senior notes.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest expense. Interest expense decreased for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to reduced interest expense on our senior notes driven by lower balances and lower interest rates as well as reduced interest expense due to a reduction of letters of credit balances, partly offset by increased interest expense due primarily to increased interest rates on borrowings under our credit facility. Interest expense decreased for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to reduced interest expense on our senior notes driven by lower interest rates and lower balances as well as reduced interest expense due to a reduction of letters of credit balances, partly offset by increased interest expense due primarily to increased interest rates and higher borrowings under our credit facility. See Note 6 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures and Sales Volume. In 2022, we expect to spend approximately $1.400 billion to $1.475 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest and amounts attributable to the assets expected to be acquired in the Tug Hill and XcL Midstream Acquisition. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2022 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In 2022, we expect our sales volume to be 1,925 Bcfe to 1,975 Bcfe, excluding amounts attributable to the assets expected to be acquired in the Tug Hill and XcL Midstream Acquisition.

Operating Activities. Net cash provided by operating activities was $2,402 million for the nine months ended September 30, 2022 compared to $492 million for the same period in 2021. The increase was due primarily to higher cash operating revenues and favorable changes in working capital, partly offset by higher net cash settlements paid on derivatives and higher cash operating expenses.

During the third quarter of 2022, we elected to exercise the Cash Payment Option pursuant to the Consolidated GGA (each defined and discussed in Note 8 to the Condensed Consolidated Financial Statements), and, on October 4, 2022, we received the cash proceeds from the Cash Payment Option.

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

Investing Activities. Net cash used in investing activities was $1,017 million for the nine months ended September 30, 2022 compared to $1,715 million for the same period in 2021. The decrease was due to cash paid for acquisitions in 2021 and proceeds from the sale of our remaining investment in Equitrans Midstream common stock in 2022, partly offset by increased capital expenditures and a deposit on acquisition in 2022.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Millions)
Reserve development	$271	$242	$797	$609
Land and lease (a)	34	27	122	81
Capitalized overhead	14	15	39	42
Capitalized interest	7	5	19	13
Other production infrastructure	27	7	59	31
Other	3	1	6	5
Total capital expenditures	356	297	1,042	781
Add (deduct): Non-cash items (b)	6	(60)	5	(74)
Total cash capital expenditures	$362	$237	$1,047	$707

(a)Capital expenditures attributable to noncontrolling interest were $6.6 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.0 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

Financing Activities. Net cash used in financing activities was $1,411 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $1,228 million for the same period in 2021. For the nine months ended September 30, 2022, the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT common stock and payment of dividends. For the nine months ended September 30, 2021, the primary sources of financing cash flows were net proceeds from the issuance of debt and credit facility borrowings, and the primary use of financing cash flows was net repayments of debt.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

On October 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.15 per share of EQT common stock, payable on December 1, 2022, to shareholders of record at the close of business on November 9, 2022.

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

Material Cash Requirements. On September 6, 2022, we entered into the Tug Hill and XcL Midstream Purchase Agreement (defined in Note 9 to the Condensed Consolidated Financial Statements), pursuant to which we agreed to acquire THQ Appalachia I, LLC's upstream assets and THQ-XcL Holdings I, LLC's gathering and processing assets through the acquisition of all of the issued and outstanding membership interests of each of THQ Appalachia I Midco, LLC and THQ-XcL Holdings I Midco, LLC for consideration of approximately $2.6 billion in cash and 55.0 million shares of EQT common stock, as adjusted pursuant to customary closing purchase price adjustments. Upon execution of the Tug Hill and XcL Midstream Purchase Agreement, we deposited $150 million into an escrow account, which will be credited toward the cash consideration upon closing of the Tug Hill and XcL Midstream Acquisition. On October 4, 2022, we issued $500 million aggregate principal amount of 5.678% senior notes due October 1, 2025 and $500 million aggregate principal amount of 5.700% senior notes due April 1, 2028. We intend to use the net proceeds from the sale of the notes, together with borrowings under the Term Loan Facility (defined in Note 6 to the Condensed Consolidated Financial Statements), cash on hand and/or borrowings under our credit facility, to fund the cash consideration for the Tug Hill and XcL Midstream Acquisition. The Tug Hill and XcL Midstream Acquisition is expected to close in the fourth quarter of 2022, subject to regulatory approvals.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of October 21, 2022. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

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

As of October 21, 2022, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of October 21, 2022, such assurances could be up to approximately $0.7 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.3 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of September 30, 2022, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our credit facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of October 21, 2022. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q4 2022 (a)	Q1 2023	Q2 2023	Q3 2023	Q4 2023	2024
Hedged Volume (MMDth)	290	300	353	356	283	17
Hedged Volume (MMDth/d)	3.2	3.3	3.9	3.9	3.1	—

Swaps – Long
Volume (MMDth)	203	44	41	42	14	—
Avg. Price ($/Dth)	$6.07	$6.19	$4.77	$4.75	$4.77	$—

Swaps – Short
Volume (MMDth)	354	44	41	42	42	2
Avg. Price ($/Dth)	$3.14	$2.88	$2.53	$2.53	$2.53	$2.67

Calls – Long
Volume (MMDth)	54	40	40	40	40	51
Avg. Strike ($/Dth)	$4.88	$2.79	$2.72	$2.72	$2.72	$3.20

Calls – Short
Volume (MMDth)	239	233	300	303	197	66
Avg. Strike ($/Dth)	$6.32	$9.46	$4.85	$4.85	$4.69	$3.11

Puts – Long
Volume (MMDth)	155	299	352	355	255	15
Avg. Strike ($/Dth)	$5.33	$4.50	$3.30	$3.30	$3.35	$2.45

Puts – Short
Volume (MMDth)	17	—	—	—	—	—
Avg. Strike ($/Dth)	$4.40	$—	$—	$—	$—	$—

Fixed Price Sales
Volume (MMDth)	1	1	1	1	—	—
Avg. Price ($/Dth)	$3.37	$4.00	$2.24	$2.24	$—	$—

Option Premiums
Cash Settlement of Deferred Premiums (millions)	$—	$(107)	$(81)	$(82)	$(75)	$—

(a)October 1 through December 31.

For 2022 (October 1 through December 31), 2023 and 2024, we have natural gas sales agreements for approximately 5 MMDth, 88 MMDth and 11 MMDth, respectively, that include average NYMEX ceiling prices of $3.17, $2.84 and $3.21, respectively.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on September 30, 2022 and December 31, 2021 would increase the fair value of our natural gas derivative commodity instruments by approximately $500 million and $577 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on September 30, 2022 and December 31, 2021 would decrease the fair value of our natural gas derivative commodity instruments by approximately $604 million and $581 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on September 30, 2022 and December 31, 2021 to our natural gas derivative commodity instruments as of September 30, 2022 and December 31, 2021 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our credit facility during the nine months ended September 30, 2022 would have increased interest expense by approximately $6 million.

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

Approximately 22%, or $1,151 million, of our OTC derivative contracts outstanding at September 30, 2022 had a positive fair value. Approximately 17%, or $477 million, of our OTC derivative contracts outstanding at December 31, 2021 had a positive fair value.

As of September 30, 2022, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended September 30, 2022, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 other than those listed in this section.

Completion of the Tug Hill and XcL Midstream Acquisition is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the Tug Hill and XcL Midstream Acquisition could have material and adverse effects on us.

Completion of the Tug Hill and XcL Midstream Acquisition is subject to a number of conditions, including, among other things, the termination or expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Tug Hill and XcL Midstream Acquisition uncertain. In addition, the Tug Hill and XcL Midstream Purchase Agreement contains certain termination rights for both us and THQ Appalachia I, LLC (Tug Hill) and THQ-XcL Holdings I, LLC (XcL Midstream and, together with Tug Hill, the Tug Hill and XcL Midstream Sellers), which if exercised, will also result in the Tug Hill and XcL Midstream Acquisition not being consummated. Furthermore, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Tug Hill and XcL Midstream Acquisition or require changes to the terms thereof. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transactions or of imposing additional costs or limitations on us following completion of the Tug Hill and XcL Midstream Acquisition, any of which might have an adverse effect on us following completion of the Tug Hill and XcL Midstream Acquisition.

If the Tug Hill and XcL Midstream Acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Tug Hill and XcL Midstream Acquisition, we will be subject to a number of risks, including the following:

•we will be required to pay our costs relating to the Tug Hill and XcL Midstream Acquisition, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;
•time and resources committed by our management to matters relating to the Tug Hill and XcL Midstream Acquisition could otherwise have been devoted to pursuing other beneficial opportunities; and
•the market price of EQT’s common stock could decline to the extent that the current market price reflects a market assumption that the Tug Hill and XcL Midstream Acquisition will be completed.

In addition to the above risks, if the Tug Hill and XcL Midstream Purchase Agreement is terminated and our Board of Directors seeks another acquisition, EQT’s shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Tug Hill and XcL Midstream Acquisition. Also, if the Tug Hill and XcL Midstream Purchase Agreement is terminated under certain specified circumstances by the Tug Hill and XcL Midstream Sellers, the $150.0 million deposit placed by us into escrow, to be credited toward the cash consideration payable at the closing of the Tug Hill and XcL Midstream Acquisition, will be disbursed to the Tug Hill and XcL Midstream Sellers.

If the Tug Hill and XcL Midstream Acquisition is consummated, we may be unable to successfully integrate the Tug Hill assets or the XcL Midstream assets into our business or achieve the anticipated benefits of the Tug Hill and XcL Midstream Acquisition.

Our ability to achieve the anticipated benefits of the Tug Hill and XcL Midstream Acquisition will depend in part upon whether we can integrate the Tug Hill and XcL Midstream assets and their operations into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including the Tug Hill and XcL Midstream assets, requires an assessment of several factors, including:

•recoverable reserves;
•future natural gas and oil prices and their appropriate differentials;
•availability and cost of transportation of production to markets;
•availability and cost of drilling equipment and of skilled personnel;
•development and operating costs including access to water and potential environmental and other liabilities; and
•regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with our assessment of Tug Hill’s assets, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. The review was based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such review was furnished by the Tug Hill and XcL Midstream Sellers or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all of Tug Hill’s assets, and the reserves and production related to the Tug Hill assets may differ materially after such data is reviewed by an independent petroleum engineering firm or further by us. Inspections were not performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken.

The integration process may be subject to delays or changed circumstances, and we can give no assurance that the Tug Hill assets or the XcL Midstream assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Tug Hill and XcL Midstream Acquisition will materialize.

We and the subsidiaries of the Tug Hill and XcL Midstream Sellers that we intend to acquire in the Tug Hill and XcL Midstream Acquisition (the Tug Hill and XcL Midstream Companies) will be subject to business uncertainties while the Tug Hill and XcL Midstream Acquisition is pending, which could adversely affect our business.

In connection with the pendency of the Tug Hill and XcL Midstream Acquisition, it is possible that certain persons with whom we or the Tug Hill and XcL Midstream Companies have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or the Tug Hill and XcL Midstream Companies, as the case may be, as a result of the Tug Hill and XcL Midstream Acquisition, which could negatively affect our or the Tug Hill and XcL Midstream Companies’ revenues, earnings and cash flows as well as the market price of EQT’s common stock, regardless of whether the Tug Hill and XcL Midstream Acquisition is completed. Also, our and the Tug Hill and XcL Midstream Companies’ ability to attract, retain and motivate employees may be impaired until the Tug Hill and XcL Midstream Acquisition is completed, and our ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within the company following the Tug Hill and XcL Midstream Acquisition.

Under the terms of the Tug Hill and XcL Midstream Purchase Agreement, both we and the Tug Hill and XcL Midstream Companies are subject to certain restrictions on the conduct of business prior to the effective time of the Tug Hill and XcL Midstream Acquisition, which may adversely affect our and the Tug Hill and XcL Midstream Companies’ ability to execute certain of our and their business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of certain assets, incur or prepay certain indebtedness, incur encumbrances, make capital expenditures or settle claims. Such limitations could negatively affect our and the Tug Hill and XcL Midstream Companies’ businesses and operations prior to the completion of the Tug Hill and XcL Midstream Acquisition.

We will incur significant transaction costs in connection with the Tug Hill and XcL Midstream Acquisition.

We have incurred, and are expected to continue to incur, a number of non-recurring costs associated with the Tug Hill and XcL Midstream Acquisition, combining the operations of the Tug Hill and XcL Midstream assets with ours and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Tug Hill and XcL Midstream Acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee retention, severance and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of the Tug Hill and XcL Midstream assets, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

Securities class action and derivative lawsuits may be brought against us in connection with the Tug Hill and XcL Midstream Acquisition, which could result in substantial costs and may delay or prevent the Tug Hill and XcL Midstream Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that may be brought against us or our or their directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Tug Hill and XcL Midstream Acquisition. One of the conditions to the closing of the Tug Hill and XcL Midstream Acquisition is that no court, tribunal or other governmental authority of competent jurisdiction has issued a final and non-appealable order, decree, judgment or law prohibiting the consummation of the Tug Hill and XcL Midstream Acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Tug Hill and XcL Midstream Acquisition, that injunction may delay or prevent the Tug Hill and XcL Midstream Acquisition from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes

In September 2022, we received notices from holders of the Convertible Notes requesting the conversion of the aggregate principal of Convertible Notes stated in the table below (the Converted Notes). We settled the conversion of the Converted Notes by issuing to the converting holders of the Converted Notes shares of EQT common stock. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
October 3, 2022	$1	67	$3
October 4, 2022	9	607	24

Repurchases of Equity Securities

The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2022.

	Total number of shares purchased	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
July 1, 2022 – July 31, 2022	—	$—	—	$770,784,573
August 1, 2022 – August 31, 2022 (a)	66,718	41.34	—	770,784,573
September 1, 2022 – September 30, 2022	1,768,356	42.41	1,768,356	1,695,784,616
Total	1,835,074		1,768,356

(a)In August 2022, we withheld 66,718 shares to pay taxes upon vesting of restricted stock. There were no shares withheld to pay taxes upon vesting of restricted stock in July and September 2022.
(b)Excludes any fees, commissions or other expenses associated with the share repurchases.
(c)On December 13, 2021, we announced that our Board of Directors approved a share repurchase program authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the share repurchase program announced on December 13, 2021, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the share repurchase program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The share repurchase program expires December 31, 2023 but may be suspended, modified or discontinued at any time without prior notice. As of September 30, 2022, we had purchased shares under this authorization for an aggregate purchase price of $304.2 million, excluding fees, commissions and expenses. The total number of shares purchased and the approximate dollar value of shares that may yet be purchased under our repurchase authority reported in this table reflect shares purchased in each month based on the trade date; however, certain purchases may not have settled until the following month.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01*
Purchase Agreement, dated September 6, 2022, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on September 7, 2022.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Fourteenth Supplemental Indenture, dated October 4, 2022, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 5.678% Senior Notes due 2025 were issued.	Incorporated by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on October 4, 2022.
4.02	Fifteenth Supplemental Indenture, dated October 4, 2022, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 5.700% Senior Notes due 2028 were issued.	Incorporated by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on October 4, 2022.
10.01*	Letter Agreement (Whipkey Interim Flow), dated September 19, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
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
 Date:  October 27, 2022