Form 10-Q
period 2023-03-31
EQT Corp
filed 2023-04-27
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

As of April 21, 2023, 361,642,666 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,830,358	$2,486,624
Gain (loss) on derivatives	824,852	(3,077,637)
Net marketing services and other	5,861	11,903
Total operating revenues	2,661,071	(579,110)
Operating expenses:
Transportation and processing	514,984	516,104
Production	47,940	71,012
Exploration	952	772
Selling, general and administrative	51,894	69,096
Depreciation and depletion	387,685	422,098
Loss (gain) on sale/exchange of long-lived assets	16,528	(1,209)
Impairment of contract asset	—	184,945
Impairment and expiration of leases	10,546	29,991
Other operating expenses	19,662	16,347
Total operating expenses	1,050,191	1,309,156
Operating income (loss)	1,610,880	(1,888,266)
(Income) loss from investments	(4,764)	20,785
Dividend and other income	(175)	(3,596)
(Gain) loss on debt extinguishment	(6,606)	6,923
Interest expense, net	46,546	67,902
Income (loss) before income taxes	1,575,879	(1,980,280)
Income tax expense (benefit)	356,646	(465,697)
Net income (loss)	1,219,233	(1,514,583)
Less: Net income attributable to noncontrolling interests	685	1,465
Net income (loss) attributable to EQT Corporation	$1,218,548	$(1,516,048)

Income (loss) per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	361,462	374,142
Net income (loss) attributable to EQT Corporation	$3.37	$(4.05)
Diluted (Note 7):
Weighted average common stock outstanding	393,883	374,142
Net income (loss) attributable to EQT Corporation	$3.10	$(4.05)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(Thousands)
Net income (loss)	$1,219,233	$(1,514,583)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $15 and $20	164	63
Comprehensive income (loss)	1,219,397	(1,514,520)
Less: Comprehensive income attributable to noncontrolling interests	685	1,465
Comprehensive income (loss) attributable to EQT Corporation	$1,218,712	$(1,515,985)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,127,262	$1,458,644
Accounts receivable (less provision for doubtful accounts: $457 and $605)	628,132	1,608,089
Derivative instruments, at fair value	978,351	812,371
Prepaid expenses and other	215,809	135,337
Total current assets	3,949,554	4,014,441

Property, plant and equipment	27,831,803	27,393,919
Less: Accumulated depreciation and depletion	9,598,103	9,226,586
Net property, plant and equipment	18,233,700	18,167,333

Other assets	507,200	488,152
Total assets	$22,690,454	$22,669,926

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$413,244	$422,632
Accounts payable	1,153,258	1,574,610
Derivative instruments, at fair value	805,013	1,393,487
Other current liabilities	292,907	341,491
Total current liabilities	2,664,422	3,732,220

Senior notes	4,971,609	5,167,849
Note payable to EQM Midstream Partners, LP	86,954	88,484
Deferred income taxes	1,880,275	1,442,406
Other liabilities and credits	933,606	1,025,639
Total liabilities	10,536,866	11,456,598

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 361,586 and 365,363	9,776,392	9,891,890
Retained earnings	2,338,572	1,283,578
Accumulated other comprehensive loss	(2,830)	(2,994)
Total common shareholders' equity	12,112,134	11,172,474
Noncontrolling interest in consolidated subsidiaries	41,454	40,854
Total equity	12,153,588	11,213,328
Total liabilities and equity	$22,690,454	$22,669,926

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$1,219,233	$(1,514,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	356,618	(473,557)
Depreciation and depletion	387,685	422,098
Impairments of long-lived assets and loss (gain) on sale/exchange of long-lived assets	27,074	213,727
(Income) loss from investments	(4,764)	20,785
(Gain) loss on debt extinguishment	(6,606)	6,923
Share-based compensation expense	11,276	7,470
Distribution of earnings from equity method investments	5,456	2,790
Amortization, accretion and other	3,888	10,389
(Gain) loss on derivatives	(824,852)	3,077,637
Net cash settlements received (paid) on derivatives	157,000	(885,539)
Net premiums (paid) received on derivative instruments	(94,916)	372
Changes in other assets and liabilities:
Accounts receivable	980,908	225,968
Accounts payable	(422,519)	52,867
Other current assets	(80,472)	(107,455)
Other items, net	(52,241)	(38,673)
Net cash provided by operating activities	1,662,768	1,021,219
Cash flows from investing activities:
Capital expenditures	(494,784)	(292,281)
Other investing activities	(3,542)	1,109
Net cash used in investing activities	(498,326)	(291,172)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	2,721,000
Repayment of credit facility borrowings	—	(2,695,000)
Repayment and retirement of debt	(211,429)	(570,174)
Discounts received (premiums paid) on debt extinguishment	7,981	(6,240)
Dividends paid	(54,070)	(47,063)
Repurchase and retirement of common stock	(201,029)	(216,491)
Distribution to noncontrolling interest, net of contributions	(85)	(341)
Other financing activities	(37,192)	(12,788)
Net cash used in financing activities	(495,824)	(827,097)
Net change in cash and cash equivalents	668,618	(97,050)
Cash and cash equivalents at beginning of period	1,458,644	113,963
Cash and cash equivalents at end of period	$2,127,262	$16,913

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive loss, net of tax:
Net (loss) income				(1,516,048)		1,465	(1,514,583)
Other postretirement benefits liability adjustment, net of tax expense: $20					63		63
Dividends ($0.125 per share)				(47,063)			(47,063)
Share-based compensation plans	1,207	(18,220)	15,198				(3,022)
Convertible Notes settlements	1	8					8
Repurchase and retirement of common stock	(8,533)	(132,260)		(67,768)			(200,028)
Distribution to noncontrolling interest						(341)	(341)
Balance at March 31, 2022	369,074	$9,921,348	$(2,848)	$(1,725,279)	$(4,548)	$17,360	$8,206,033

Balance at January 1, 2023	365,363	$9,891,890	$—	$1,283,578	$(2,994)	$40,854	$11,213,328
Comprehensive income, net of tax:
Net income				1,218,548		685	1,219,233
Other postretirement benefits liability adjustment, net of tax expense: $15					164		164
Dividends ($0.15 per share)				(54,070)			(54,070)
Share-based compensation plans	2,127	(24,023)					(24,023)
Convertible Notes settlements	2	70					70
Repurchase and retirement of common stock	(5,906)	(91,545)		(109,484)			(201,029)
Distribution to noncontrolling interest						(3,835)	(3,835)
Contribution from noncontrolling interest						3,750	3,750
Balance at March 31, 2023	361,586	$9,776,392	$—	$2,338,572	$(2,830)	$41,454	$12,153,588

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2023 and December 31, 2022, the results of its operations, its equity and its cash flows for the three month periods ended March 31, 2023 and 2022. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Three Months Ended March 31,
	2023	2022

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$42,650	$82,698
Income taxes, net	13,526	2,129

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$2,686	$6,475
Capitalization of non-cash equity share-based compensation	1,362	1,033
Issuance of common stock for Convertible Notes settlement (Note 6)	70	8

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

$448.2 million and $1,171.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. These contracts are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended March 31,
	2023	2022

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$1,712,232	$2,289,365
NGLs sales	98,828	173,503
Oil sales	19,298	23,756
Total revenues from contracts with customers	$1,830,358	$2,486,624

Other sources of revenue:
Gain (loss) on derivatives	824,852	(3,077,637)
Net marketing services and other	5,861	11,903
Total operating revenues	$2,661,071	$(579,110)

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of March 31, 2023. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2023.

	2023 (a)	2024	Total

	(Thousands)
Natural gas sales	$10,268	$469	$10,737

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

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized in operating revenues in gain (loss) on derivatives in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,556 billion cubic feet (Bcf) of natural gas and 2,079 thousand barrels (Mbbl) of NGLs as of March 31, 2023 and 1,424 Bcf of natural gas and 1,483 Mbbl of NGLs as of December 31, 2022. The open positions at both March 31, 2023 and December 31, 2022 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of March 31, 2023, the Company's senior notes were rated "Ba1" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $90.8 million and $347.6 million, respectively, for which the Company deposited and recorded current assets of zero for both periods.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both March 31, 2023 and December 31, 2022, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2023 and December 31, 2022, the Company recorded $181.8 million and $100.6 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
March 31, 2023
Asset derivative instruments, at fair value	$978,351	$(505,796)	$—	$472,555
Liability derivative instruments, at fair value	805,013	(505,796)	(181,778)	117,439

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$(756,495)	$—	$55,876
Liability derivative instruments, at fair value	1,393,487	(756,495)	(100,623)	536,369

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
March 31, 2023
Asset derivative instruments, at fair value	$978,351	$40,259	$938,092	$—
Liability derivative instruments, at fair value	805,013	186,929	618,084	—

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$103,028	$709,343	$—
Liability derivative instruments, at fair value	1,393,487	154,601	1,238,886	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of any borrowings under the Company's credit facility and Term Loan Facility (defined in Note 6) approximates fair value as the interest rates are based on prevailing market rates. The Company considered all of these fair values to be Level 1 fair value measurements.

The Company has an investment in a fund (the Investment Fund) that invests in companies developing technology and operating solutions for exploration and production companies. The investment is valued using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2023 and December 31, 2022, the Company's senior notes had a fair value of approximately $5.8 billion and $6.1 billion, respectively, and a carrying value of approximately $5.4 billion and $5.6 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of March 31, 2023 and December 31, 2022, the Company's note payable to EQM had a fair value of approximately $96 million and $96 million, respectively, and a carrying value of approximately $93 million and $94 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the contract asset. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the fair value measurement of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

5.    Income Taxes

For the three months ended March 31, 2023 and 2022, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense (benefit) at an effective tax rate of 22.6% and 23.5%, respectively. The Company's effective tax rate was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the IRA) which is effective for tax years beginning after December 31, 2022. The IRA establishes a 15% corporate alternative minimum tax for certain corporations which is not applicable to the Company for 2023 in accordance with the safe harbor provided in IRS Notice 2023-7. The IRA also includes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations and includes new and renewed options for energy credits. These changes do not have a significant impact on the Company's financial statements and disclosures.

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

6.    Debt

The table below summarizes the Company's outstanding debt.

	March 31, 2023		December 31, 2022
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Senior notes:
7.42% series B notes due 2023	$—	$—	$10,000	$10,000
6.125% notes due February 1, 2025 (b)	901,521	898,650	911,467	908,168
5.678% notes due October 1, 2025	500,000	496,899	500,000	496,578
1.75% convertible notes due May 1, 2026	414,761	407,307	414,832	406,796
3.125% notes due May 15, 2026	392,915	389,066	440,857	436,198
7.75% debentures due July 15, 2026	115,000	113,343	115,000	113,218
3.90% notes due October 1, 2027	1,169,503	1,164,610	1,233,008	1,227,582
5.700% notes due April 1, 2028	500,000	494,230	500,000	493,941
5.00% notes due January 15, 2029	318,494	314,624	327,101	322,956
7.000% notes due February 1, 2030 (b)	674,800	670,554	714,800	710,138
3.625% notes due May 15, 2031	435,165	429,633	465,165	459,070
Note payable to EQM	92,891	92,891	94,320	94,320
Total debt	5,515,050	5,471,807	5,726,550	5,678,965
Less: Current portion of debt (c)	420,698	413,244	430,668	422,632
Long-term debt	$5,094,352	$5,058,563	$5,295,882	$5,256,333

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
(c)As of March 31, 2023, the current portion of debt includes the 1.75% convertible notes and a portion of the note payable to EQM. As of December 31, 2022, the current portion of debt includes the 7.42% series B notes, the 1.75% convertible notes and a portion of the note payable to EQM.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Debt Repayments. The Company redeemed or repurchased the following debt during the three months ended March 31, 2023.

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

Credit Facility. The Company has a $2.5 billion credit facility that matures in June 2027.

As of both March 31, 2023 and December 31, 2022, the Company had approximately $25 million of letters of credit outstanding under its credit facility.

During the three months ended March 31, 2023, there were no borrowings under the Company's credit facility. During the three months ended March 31, 2022, under the Company's credit facility, the maximum amount of outstanding borrowings was $615 million, the average daily balance was approximately $306 million and interest was incurred at a weighted average annual interest rate of 2.0%.

Term Loan Facility. The Company has an unsecured term loan facility (the Term Loan Facility) with aggregate lender commitments thereunder in the principal amount of $1.25 billion to partially finance the pending Tug Hill and XcL Midstream Acquisition as defined and described in Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, all commitments under the Term Loan Facility remained undrawn. On April 25, 2023, the Company extended the commitments under the Term Loan Facility to December 29, 2023 to better align with the Tug Hill and XcL Midstream Acquisition purchase agreement. Prior to such extension, any unfunded commitments under the Term Loan Facility were scheduled to expire on June 30, 2023.

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

As a result of the cash dividend the Company paid on its common stock in the first quarter of 2023, effective February 17, 2023, the conversion rate for the Convertible Notes was adjusted to 68.0740 shares of EQT Corporation common stock per $1,000 principal amount of the Convertible Notes. Future dividend payments by the Company will result in further adjustments to the conversion rate. The conversion rate is subject to adjustment under certain other circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of March 31, 2023 and December 31, 2022, and, accordingly, holders of the Convertible Notes are permitted to convert any of their Convertible Notes at their option at any time during the second quarter of 2023 and the first quarter of 2023, respectively, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of March 31, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was included in current portion of debt in the Condensed Consolidated Balance Sheets.

The following table summarizes the settlement of Convertible Notes conversion right exercises for the three months ended March 31, 2023. The Company elected to settle all such conversions by issuing to the converting holders shares of EQT Corporation common stock.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price

	(Thousands)
January 2023	$7	473	$33.70
February 2023	8	541	30.77
March 2023	6	408	31.46

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

Based on the closing stock price of EQT Corporation common stock of $31.91 on March 31, 2023 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $486 million.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the net carrying value and fair value of the Convertible Notes.

	March 31, 2023	December 31, 2022

	(Thousands)
Principal	$414,761	$414,832
Less: Unamortized debt issuance costs	7,454	8,036
Net carrying value of Convertible Notes	$407,307	$406,796

Fair value of Convertible Notes (a)	$919,025	$967,728

(a)The fair value is a Level 2 fair value measurement. See Note 4.

The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended March 31,
	2023	2022

	(Thousands)
Contractual interest expense	$1,814	$2,187
Amortization of issuance costs	581	684
Total Convertible Notes interest expense	$2,395	$2,871

7.    Earnings (Loss) Per Share

The following table shows the computation for basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2023	2022

	(Thousands, except per share amounts)
Net income (loss) attributable to EQT Corporation – basic earnings available to shareholders	$1,218,548	$(1,516,048)
Add back: Interest expense on Convertible Notes, net of tax (a)	1,854	—
Diluted earnings (loss) available to shareholders	$1,220,402	$(1,516,048)

Weighted average common stock outstanding – basic	361,462	374,142
Options, restricted stock, performance awards and stock appreciation rights (a)	4,226	—
Convertible debt (a)	28,195	—
Weighted average common stock outstanding – diluted	393,883	374,142

Income (loss) per share of common stock attributable to EQT Corporation:
Basic	$3.37	$(4.05)
Diluted	$3.10	$(4.05)

(a)In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three months ended March 31, 2022, all such securities of 7.3 million were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In addition, the Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted earnings (loss) per share. For the three months ended March 31, 2022, such if-converted securities of approximately 33.5 million and the related add back of interest expense on the Convertible Notes, net of tax, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

8.    Impairment of Contract Asset

During the first quarter of 2020, the Company sold to Equitrans Midstream Corporation (Equitrans Midstream) approximately 50% of the Company's then-owned equity interest in Equitrans Midstream in exchange for a combination of cash and rate relief under certain of the Company's gathering contracts with an affiliate of Equitrans Midstream (the Equitrans Share Exchange). The rate relief was effected through the execution of a consolidated gas gathering and compression agreement entered into between the Company and an affiliate of Equitrans Midstream (the Consolidated GGA). On the closing date of the Equitrans Share Exchange, the Company recorded in the Condensed Consolidated Balance Sheet a contract asset of $410 million representing the estimated fair value of the rate relief inclusive of the Cash Payment Option (defined below).

Because the Mountain Valley Pipeline was not in service by January 1, 2022, the Consolidated GGA provided the Company the option to forgo a portion of the gathering fee relief that would otherwise be applicable following the Mountain Valley Pipeline in-service date in exchange for a cash payment of approximately $196 million (the Cash Payment Option). During the third quarter of 2022, the Company elected to exercise the Cash Payment Option, and, in the fourth quarter of 2022, the Company received the cash proceeds from the Cash Payment Option.

During 2022, the Company identified indicators that the carrying value of the contract asset may not be fully recoverable, including increased uncertainty of the estimated timing of completion of the Mountain Valley Pipeline due to court rulings and public statements from Equitrans Midstream with respect to its completion. As a result of the Company's impairment evaluation, the Company recognized impairment during the first quarter of 2022 of $184.9 million in the Statement of Condensed Consolidated Operations. During the fourth quarter of 2022, the Company recognized additional impairment of $29.3 million in the Statement of Condensed Consolidated Operations. As of December 31, 2022, the previously recognized impairment plus the election of the Cash Payment Option reduced the carrying value of the contract asset to zero.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential or pending acquisition transactions, including the pending acquisition of Tug Hill's upstream assets and XcL Midstream's gathering and processing assets (the Tug Hill and XcL Midstream Acquisition), or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital, including as a result of rising interest rates and other economic uncertainties; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures; risks associated with operating primarily in the Appalachian Basin and obtaining a substantial amount of our midstream services from Equitrans Midstream Corporation (Equitrans Midstream); the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to acquisitions and other significant transactions, including the pending Tug Hill and XcL Midstream Acquisition. These and other risks and uncertainties are described under Item 1A., "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and may be updated by Part II, Item 1A., "Risk Factors" in subsequent Quarterly Reports on Form 10-Q and other documents we subsequently file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended March 31, 2023 was $1,218.5 million, $3.10 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2022 of $1,516.0 million, $4.05 per diluted share. The change was attributable primarily to a gain on derivatives in the first quarter of 2023 as compared to a loss on derivatives in the first quarter of 2022 and impairment of the contract asset in the first quarter of 2022, partly offset by increased income tax expense and lower sales of natural gas, NGLs and oil.

See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

Trends and Uncertainties

Our sales volume and operating expenses for 2022 and the first quarter of 2023 were negatively impacted by fewer wells turned-in-line during 2022 compared to our 2022 planned development schedule due to third-party supply chain constraints. As a result of such third-party supply chain constraints during 2022, we shifted the planned development of approximately 30 wells from 2022 to 2023 (the Rescheduled Wells). As we work to complete the Rescheduled Wells, we anticipate that our capital expenditures will be elevated until the Rescheduled Wells are completed and turned-in-line, which we project will occur during the first half of 2023; however, supply chain constraints or declines in natural gas prices may result in us adjusting our 2023 planned development schedule. Adjustments to our 2023 planned development schedule could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

The annual inflation rate in the United States was particularly high during 2022, and, although the inflation rate began to fall in the first quarter of 2023, it still remains elevated compared to historical levels. Furthermore, many analysts anticipate inflation will remain elevated through 2023. Inflationary pressures have multiple impacts on our business, including increasing our operating expenses and our cost of capital. Additionally, certain of our commitments for demand charges under our existing long-term contracts and processing capacity are subject to consumer price index adjustments. Although we believe our scale and supply chain contracting strategy of using multi-year sand and frac crew contracts allows us to maximize capital and operating efficiencies, future increases in the inflation rate will negatively impact our long-term contracts with consumer price index adjustments.

Additionally, while the prices for natural gas, NGLs and oil have historically been volatile, price volatility was especially pronounced during 2022, and continued to be volatile during the first quarter of 2023. The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $9.85 per MMBtu to a low of $1.93 per MMBtu between the period from January 1, 2022 through March 31, 2023, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $123.64 per barrel to a low of $66.61 per barrel during the same period. We expect commodity price volatility to continue or increase throughout the remainder of 2023 due to rising macroeconomic uncertainty and geopolitical tensions, including the Russian invasion of Ukraine, which began in February 2022 and has put upward pressure on natural gas and oil prices. Our revenue, profitability, rate of growth, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2023	2022

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	433,397	466,136
NYMEX price ($/MMBtu)	$3.45	$4.90
Btu uplift	0.17	0.23
Natural gas price ($/Mcf)	$3.62	$5.13

Basis ($/Mcf) (a)	$0.33	$(0.22)
Cash settled basis swaps ($/Mcf)	(0.17)	(0.21)
Average differential, including cash settled basis swaps ($/Mcf)	$0.16	$(0.43)
Average adjusted price ($/Mcf)	$3.78	$4.70
Cash settled derivatives ($/Mcf)	0.32	(1.73)
Average natural gas price, including cash settled derivatives ($/Mcf)	$4.10	$2.97
Natural gas sales, including cash settled derivatives	$1,775,135	$1,383,196

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	13,497	14,634
Sales volume (Mbbl)	2,250	2,439
NGLs price ($/Bbl)	$38.75	$64.05
Cash settled derivatives ($/Bbl)	(2.36)	(4.85)
Average NGLs price, including cash settled derivatives ($/Bbl)	$36.39	$59.20
NGLs sales, including cash settled derivatives	$81,856	$144,381
Ethane:
Sales volume (MMcfe) (b)	9,927	9,839
Sales volume (Mbbl)	1,654	1,640
Ethane price ($/Bbl)	$7.04	$10.54
Ethane sales	$11,652	$17,289
Oil:
Sales volume (MMcfe) (b)	1,984	1,666
Sales volume (Mbbl)	331	278
Oil price ($/Bbl)	$58.37	$85.55
Oil sales	$19,298	$23,756

Total liquids sales volume (MMcfe) (b)	25,408	26,139
Total liquids sales volume (Mbbl)	4,235	4,357
Total liquids sales	$112,806	$185,426

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,887,941	$1,568,622
Total sales volume (MMcfe)	458,805	492,275
Average realized price ($/Mcfe)	$4.11	$3.19

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

	Three Months Ended March 31,
	2023	2022

	(Thousands, unless otherwise noted)
Total operating revenues	$2,661,071	$(579,110)
Add (deduct):
(Gain) loss on derivatives	(824,852)	3,077,637
Net cash settlements received (paid) on derivatives	157,000	(885,539)
Premiums paid for derivatives that settled during the period	(99,417)	(32,463)
Net marketing services and other	(5,861)	(11,903)
Adjusted operating revenues, a non-GAAP financial measure	$1,887,941	$1,568,622

Total sales volume (MMcfe)	458,805	492,275
Average realized price ($/Mcfe)	$4.11	$3.19

Sales Volume and Revenues

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	434,346	455,427	(21,081)	(4.6)
Ohio Utica	23,185	34,206	(11,021)	(32.2)
Other	1,274	2,642	(1,368)	(51.8)
Total sales volume	458,805	492,275	(33,470)	(6.8)

Average daily sales volume (MMcfe/d)	5,098	5,470	(372)	(6.8)

Operating revenues:
Sales of natural gas, NGLs and oil	$1,830,358	$2,486,624	$(656,266)	(26.4)
Gain (loss) on derivatives	824,852	(3,077,637)	3,902,489	(126.8)
Net marketing services and other	5,861	11,903	(6,042)	(50.8)
Total operating revenues	$2,661,071	$(579,110)	$3,240,181	(559.5)

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended March 31, 2023 compared to the same period in 2022 due to decreased sales volume, partly offset by a higher average realized price.

Sales volume decreased for the three months ended March 31, 2023 primarily as a result of sales volume decreases from natural decline of producing wells and fewer wells turned-in-line throughout 2022 as a result of third-party supply chain constraints. Supply chain constraints may continue to impact our future operating revenues. The assets which we intend to acquire in the pending Tug Hill and XcL Midstream Acquisition, which is subject to regulatory approvals, are currently producing approximately 800 MMcfe per day of sales volume, 20% of which is liquids sales volume.

Average realized price for the three months ended March 31, 2023 compared to the same period in 2022 increased due to favorable cash settled derivatives and favorable differential, partly offset by lower NYMEX and liquids prices. For the three months ended March 31, 2023, we received $157.0 million of net cash settlements on derivatives and for the same period in 2022, we paid $885.5 million of net cash settlements on derivatives, which are included in average realized price but may not be included in operating revenues. For the three months ended March 31, 2023 and 2022, we paid premiums for derivatives that settled during the period of $99.4 million and $32.5 million, respectively.

Gain (loss) on derivatives. For the three months ended March 31, 2023, we recognized a gain on derivatives of $824.9 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices. For the same period in 2022, we recognized a loss on derivatives of $3,077.6 million related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$307,264	$320,529	$(13,265)	(4.1)
Transmission	153,927	147,106	6,821	4.6
Processing	53,793	48,469	5,324	11.0
Lease operating expenses (LOE)	28,464	39,829	(11,365)	(28.5)
Production taxes	19,476	31,183	(11,707)	(37.5)
Exploration	952	772	180	23.3
Selling, general and administrative	51,894	69,096	(17,202)	(24.9)

Production depletion	$382,382	$416,925	$(34,543)	(8.3)
Other depreciation and depletion	5,303	5,173	130	2.5
Total depreciation and depletion	$387,685	$422,098	$(34,413)	(8.2)

Per Unit ($/Mcfe):
Gathering	$0.67	$0.65	$0.02	3.1
Transmission	0.34	0.30	0.04	13.3
Processing	0.12	0.10	0.02	20.0
LOE	0.06	0.08	(0.02)	(25.0)
Production taxes	0.04	0.06	(0.02)	(33.3)
Selling, general and administrative	0.11	0.14	(0.03)	(21.4)
Production depletion	0.83	0.85	(0.02)	(2.4)

Operating expenses on a per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 were negatively impacted by lower sales volume unless otherwise noted. Sales volume for the three months ended March 31, 2023 was negatively impacted by fewer wells turned-in-line throughout 2022 as a result of third-party supply chain constraints. Supply chain constraints and inflationary pressures may continue to impact our future operating expenses.

Gathering. Gathering expense decreased on an absolute basis for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to lower sales volume and lower gathering rates on certain contracts indexed to price.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to additional capacity acquired in November 2022 and lower credits received from the Texas Eastern Transmission Pipeline.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to increased volumes that require processing as a result of increased development of liquids-rich areas throughout 2022 and inflation.

LOE. LOE decreased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to lower salt water disposal costs and increased recycling. Saltwater disposal costs and recycle rates were favorably impacted by increased usage of our internally developed produced water gathering and storage system which was placed into service during the fourth quarter of 2022.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due to lower West Virginia severance taxes and Pennsylvania impact fees, which resulted primarily from lower prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to lower long-term incentive compensation costs as a result of changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2023 compared to the same period in 2022 due to a lower annual depletion rate and decreased sales volume.

Loss (gain) on sale/exchange of long-lived assets. During the three months ended March 31, 2023, we recognized a loss on sale/exchange of long-lived assets of $16.5 million related to acreage trade agreements where the carrying value of the acres traded exceeded the fair value of the of the acres received.

Impairment of contract asset. During the three months ended March 31, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the three months ended March 31, 2023 and 2022, we recognized impairment and expiration of leases of $10.5 million and $30.0 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses for the three months ended March 31, 2023 of $19.7 million were attributable primarily to changes in legal and environmental reserves including settlements and transaction costs associated with the pending Tug Hill and XcL Midstream Acquisition. Other operating expenses for the three months ended March 31, 2022 of $16.3 million were attributable primarily to changes in legal reserves including settlements.

Other Income Statement Items

(Income) loss from investments. For the three months ended March 31, 2023, we recognized income from investments due to a gain on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements) and equity earnings on our equity method investments. For the three months ended March 31, 2022, we recognized a loss from investments due primarily to a loss on our investment in Equitrans Midstream, which resulted from a decrease in Equitrans Midstream's stock price, partly offset by a gain on our investment in the Investment Fund and equity earnings on our equity method investments.

(Gain) loss on debt extinguishment. During the three months ended March 31, 2023, we recognized a gain on debt extinguishment due to debt repayment and repurchases at a discount to par value. During the three months ended March 31, 2022, we recognized a loss on debt extinguishment due to debt repayment and repurchases. See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense, net. Interest expense, net decreased for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to higher interest income earned as well as reduced interest expense due to a reduction of our letters of credit balances.

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

Planned Capital Expenditures and Sales Volume. In 2023, we expect to spend approximately $1.7 billion to $1.9 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest and amounts attributable to the assets expected to

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
be acquired in the pending Tug Hill and XcL Midstream Acquisition. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned 2023 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In 2023, we expect our sales volume to be 1,900 Bcfe to 2,000 Bcfe, excluding amounts attributable to the assets expected to be acquired in the pending Tug Hill and XcL Midstream Acquisition.

Operating Activities. Net cash provided by operating activities was $1,663 million for the three months ended March 31, 2023 compared to $1,021 million for the same period in 2022. The increase was due primarily to net cash settlements received on derivatives in the first quarter of 2023 compared to net cash settlements paid on derivatives in the first quarter of 2022, favorable changes in working capital and lower cash operating expenses, partly offset by lower cash operating revenues.

Our cash flows from operating activities are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. Refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Investing Activities. Net cash used in investing activities was $498 million for the three months ended March 31, 2023 compared to $291 million for the same period in 2022. The increase was attributable to increased capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended March 31,
	2023	2022

	(Millions)
Reserve development	$393	$229
Land and lease (a)	36	49
Capitalized overhead	14	12
Capitalized interest	10	6
Other production infrastructure	14	13
Other	2	1
Total capital expenditures	469	310
Add (deduct): Non-cash items (b)	26	(18)
Total cash capital expenditures	$495	$292

(a)Capital expenditures attributable to noncontrolling interest were $5.4 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

Financing Activities. Net cash used in financing activities was $496 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $827 million for the same period in 2022. For the three months ended March 31, 2023, the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends. For the three months ended March 31, 2022, the primary use of financing cash flows was repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends, and the primary source of financing cash flows was net proceeds from credit facility borrowings.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
On April 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.15 per share of EQT Corporation common stock, payable on June 1, 2023, to shareholders of record at the close of business on May 10, 2023.

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

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of April 21, 2023. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Positive
Standard & Poor's Ratings Service (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our credit facility, the interest rate on our Term Loan Facility (defined in Note 6 to the Condensed Consolidated Financial Statements) and senior notes with adjustable rates, the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over the counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

As of April 21, 2023, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of April 21, 2023, such assurances could be up to approximately $0.6 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.2 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility and Term Loan Facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility and Term Loan Facility contain financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of March 31, 2023, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our credit facility. As of March 31, 2023, we had not yet borrowed, and thus, had no borrowings, under the Term Loan Facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of April 21, 2023. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q2 2023 (a)	Q3 2023	Q4 2023	2024
Hedged Volume (MMDth)	306	299	293	206
Hedged Volume (MMDth/d)	3.3	3.3	3.2	0.6
Swaps – Long
Volume (MMDth)	44	43	14	—
Avg. Price ($/Dth)	$4.65	$4.72	$4.77	$—
Swaps – Short
Volume (MMDth)	50	43	42	2
Avg. Price ($/Dth)	$2.57	$2.54	$2.53	$2.67
Calls – Long
Volume (MMDth)	40	40	40	51
Avg. Strike ($/Dth)	$2.72	$2.72	$2.72	$3.20
Calls – Short
Volume (MMDth)	300	303	197	255
Avg. Strike ($/Dth)	$4.85	$4.85	$4.69	$5.07
Puts – Long
Volume (MMDth)	299	298	265	204
Avg. Strike ($/Dth)	$3.40	$3.41	$3.53	$4.21
Fixed Price Sales
Volume (MMDth)	1	1	—	—
Avg. Price ($/Dth)	$2.38	$2.38	$—	$—
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(70)	$(70)	$(92)	$(10)
(a)April 1 through June 30.

We have also entered into derivative instruments to hedge basis. We may use other contractual agreements to implement our commodity hedging strategy from time to time.

See Item 3., "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Condensed Consolidated Financial Statements for further discussion of our hedging program.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We evaluate our legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrue a liability for such matters when we believe that a loss is probable and the amount of the loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event we determine that (i) a loss is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss is less likely than probable but is reasonably possible, then we are required to disclose the matter in our Annual Report on Form 10-K or this Quarterly Report on Form 10-Q, as applicable, although we are not required to accrue such loss.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
When able, we determine an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. See Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters. As of March 31, 2023, there have been no material changes to such matters as disclosed therein. See also Part II. "Other Information", Item 1. "Legal Proceedings", for a description of certain other pending environmental matters for which we have accrued contingent liabilities.

Additionally, in the normal course of business, we are subject to various other pending and threatened legal proceedings in which claims for monetary damages or other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position, results of operations or liquidity.

Critical Accounting Policies and Estimates

Our critical accounting policies, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on March 31, 2023 and December 31, 2022 would increase the fair value of our natural gas derivative commodity instruments by approximately $287 million and $727 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on March 31, 2023 and December 31, 2022 would decrease the fair value of our natural gas derivative commodity instruments by approximately $208 million and $333 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on March 31, 2023 and December 31, 2022 to our natural gas derivative commodity instruments as of March 31, 2023 and December 31, 2022 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility and Term Loan Facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. There were no borrowings for the three months ended March 31, 2023 under our credit facility or Term Loan Facility.

Interest rates on our 6.125% senior notes due 2025 and 7.00% senior notes due 2030 fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates on our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see Item 1A., "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2022. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 60%, or $938 million, of our OTC derivative contracts outstanding at March 31, 2023 had a positive fair value. Approximately 36%, or $710 million, of our OTC derivative contracts outstanding at December 31, 2022 had a positive fair value.

As of March 31, 2023, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended March 31, 2023, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as noted below, there are no material updates to the matters previously disclosed in Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Environmental Proceedings

GPU Consent Order Inaccuracies, PADEP. On December 16, 2020, EQT Production Company, a wholly-owned indirect subsidiary of EQT Corporation, entered into a Consent Order and Agreement (the GPU COA) with the Pennsylvania Department of Environmental Protection (the PADEP), pursuant to which EQT Production Company agreed to install secondary containment around Gas Production Units (GPUs) located at wells that were drilled between October 8, 2016 and February 4, 2019. In January 2022, we discovered that the list of GPUs disclosed in the GPU COA was incomplete, and we promptly notified the PADEP of the inaccuracies. We are currently negotiating a settlement with the PADEP related to the inaccuracies in the GPU COA, and we anticipate that this matter will be resolved through a settlement in the near future; however, no assurance can be given that a final settlement will be reached. While we anticipate that the payment related to this matter will exceed $300,000, we expect that the resolution of this matter will not have a material impact on our financial condition, results of operations or liquidity.

Produced Water Release, Washington County, Pennsylvania. In December 2021, we discovered a produced water leak associated with a GPU disposal line at one of our well pad sites located in Washington County, Pennsylvania. We self-reported the release to the PADEP spill hotline on December 4, 2021, and initiated cleanup of the released produced water. The initial release was determined to be in excess of one barrel and we entered the remediation project into the PADEP's Land Recycling and Environmental Remediation Act 2 Program (Act 2) for voluntary cleanup. In January 2022, we determined the release was larger than initially discovered and we disclosed this information to the PADEP on January 14, 2022. We submitted our Site

Characterization Report to the PADEP on January 16, 2023, and we intend to initiate remediation of the impacted area according to the PADEP’s Act 2 guidelines. We are currently negotiating a settlement with the PADEP including this matter, as well as the Plugging Consent Order Non-Compliance matter described below. We anticipate that this matter will be resolved through a settlement in the near future; however, no assurance can be given that a final settlement will be reached. While we anticipate that payment related to this matter will exceed $300,000, we expect that the resolution of this matter will not have a material impact on our financial condition, results of operations or liquidity.

Plugging Consent Order Non-Compliance, PADEP. In November 2016, we voluntarily entered into a Consent Order and Agreement with the PADEP to plug a certain number of our abandoned wells on an annual basis, and to remit Well Site Restoration Reports and Well Plugging Certificates to the PADEP in connection with such efforts. In August 2022, the PADEP sent us a notification alleging that, although we had met or exceeded the requirements to plug the requisite abandoned wells within the agreed upon schedule, we had not met all of the administrative requirements for remitting Well Site Restoration Reports and Well Plugging Certificates. We resolved the administrative omissions in January 2023, and we are currently negotiating a settlement with the PADEP including this matter, as well as the Produced Water Release matter described above. We anticipate that this matter will be resolved through a settlement in the near future; however, no assurance can be given that a final settlement will be reached. While we anticipate that payment related to this matter will exceed $300,000, we expect that the resolution of this matter will not have a material impact on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes. During the first quarter of 2023, we settled conversion notices submitted by holders of Convertible Notes (defined and described in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of the aggregate principal of certain Convertible Notes (the Converted Notes) by issuing to such converting holders shares of EQT Corporation common stock as stated in the below table. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
January 4, 2023	$7	473	$16
February 15, 2023	8	541	17
March 3, 2023	1	68	2
March 10, 2023	2	136	4
March 20, 2023	1	68	2
March 23, 2023	2	136	4

Repurchases of Equity Securities. The following table sets forth our repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2023.

	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 1, 2023 – January 31, 2023	5,906,159	$33.86	5,906,159	$1,377,882,867
February 1, 2023 – February 28, 2023	—	—	—	1,377,882,867
March 1, 2023 – March 31, 2023	—	—	—	1,377,882,867
Total	5,906,159		5,906,159

(a)Excludes any fees, commissions or other expenses associated with the share repurchases.
(b)On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. As a result of such extension, the Share Repurchase Program will expire on December 31, 2024, but it may be suspended, modified or discontinued at any time without prior notice. As of March 31, 2023, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception. The total number of shares purchased and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program reported in this table reflect shares purchased in each month based on the trade date; however, certain purchases may not have settled until the following month.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
10.01*	Transition Agreement and General Release, dated February 11, 2023, between EQT Corporation and David M. Khani.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on February 13, 2023.
10.02(a)**	Letter Agreement (Construction and Development), dated January 23, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Incorporated herein by reference to Exhibit 10.03(r)** to Form 10-K (#001-3551) for the year ended December 31, 2022.
10.02(b)**	Fourth Amendment to Gas Gathering and Compression Agreement, dated January 23, 2023 and made effective December 31, 2022, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Incorporated herein by reference to Exhibit 10.03(s)** to Form 10-K (#001-3551) for the year ended December 31, 2022.
10.02(c)**	Letter Agreement (Franklin Denny Gas), dated January 27, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Incorporated herein by reference to Exhibit 10.03(t)** to Form 10-K (#001-3551) for the year ended December 31, 2022.
10.03	Second Amendment to Credit Agreement, dated April 25, 2023, among EQT Corporation, PNC Bank, National Association, as administrative agent, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 26, 2023.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory arrangement.

**Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10(iv)), as applicable, of Regulation S-K. EQT Corporation agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the Securities Exchange Commission upon request. Redactions and omissions are designated with brackets containing asterisks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ David M. Khani
David M. Khani
Chief Financial Officer
 Date:  April 27, 2023