Form 10-Q
period 2023-06-30
EQT Corp
filed 2023-07-26
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

As of July 21, 2023, 361,657,681 shares of common stock, no par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$848,325	$3,365,211	$2,678,683	$5,851,835
Gain (loss) on derivatives	164,386	(845,095)	989,238	(3,922,732)
Net marketing services and other	6,040	7,392	11,901	19,295
Total operating revenues	1,018,751	2,527,508	3,679,822	1,948,398
Operating expenses:
Transportation and processing	523,162	539,704	1,038,146	1,055,808
Production	55,038	82,556	102,978	153,568
Exploration	1,203	1,741	2,155	2,513
Selling, general and administrative	60,163	59,276	112,057	128,372
Depreciation and depletion	395,684	429,143	783,369	851,241
(Gain) loss on sale/exchange of long-lived assets	(225)	(981)	16,303	(2,190)
Impairment of contract asset	—	—	—	184,945
Impairment and expiration of leases	5,325	47,048	15,871	77,039
Other operating expenses	13,394	7,120	33,056	23,467
Total operating expenses	1,053,744	1,165,607	2,103,935	2,474,763
Operating (loss) income	(34,993)	1,361,901	1,575,887	(526,365)
(Income) loss from investments	(1,092)	(3,577)	(5,856)	17,208
Dividend and other income	(562)	(7,313)	(737)	(10,909)
Loss (gain) on debt extinguishment	5,462	104,348	(1,144)	111,271
Interest expense, net	39,883	65,985	86,429	133,887
(Loss) income before income taxes	(78,684)	1,202,458	1,497,195	(777,822)
Income tax (benefit) expense	(11,818)	308,234	344,828	(157,463)
Net (loss) income	(66,866)	894,224	1,152,367	(620,359)
Less: Net (loss) income attributable to noncontrolling interests	(240)	2,863	445	4,328
Net (loss) income attributable to EQT Corporation	$(66,626)	$891,361	$1,151,922	$(624,687)

(Loss) income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	361,982	369,866	361,721	372,023
Net (loss) income attributable to EQT Corporation	$(0.18)	$2.41	$3.18	$(1.68)
Diluted (Note 7):
Weighted average common stock outstanding	361,982	407,303	393,435	372,023
Net (loss) income attributable to EQT Corporation	$(0.18)	$2.19	$2.94	$(1.68)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands)
Net (loss) income	$(66,866)	$894,224	$1,152,367	$(620,359)
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $14, $21, $29 and $41	49	64	213	127
Comprehensive (loss) income	(66,817)	894,288	1,152,580	(620,232)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(240)	2,863	445	4,328
Comprehensive (loss) income attributable to EQT Corporation	$(66,577)	$891,425	$1,152,135	$(624,560)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,215,492	$1,458,644
Accounts receivable (less provision for doubtful accounts: $166 and $605)	475,211	1,608,089
Derivative instruments, at fair value	683,612	812,371
Prepaid expenses and other	51,254	135,337
Total current assets	2,425,569	4,014,441

Property, plant and equipment	28,299,959	27,393,919
Less: Accumulated depreciation and depletion	9,976,460	9,226,586
Net property, plant and equipment	18,323,499	18,167,333

Other assets	524,409	488,152
Total assets	$21,273,477	$22,669,926

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$413,917	$422,632
Accounts payable	1,049,895	1,574,610
Derivative instruments, at fair value	485,224	1,393,487
Other current liabilities	233,790	341,491
Total current liabilities	2,182,826	3,732,220

Senior notes	4,172,232	5,167,849
Note payable to EQM Midstream Partners, LP	85,404	88,484
Deferred income taxes	1,877,584	1,442,406
Other liabilities and credits	910,403	1,025,639
Total liabilities	9,228,449	11,456,598

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 361,654 and 365,363	9,790,855	9,891,890
Retained earnings	2,217,698	1,283,578
Accumulated other comprehensive loss	(2,781)	(2,994)
Total common shareholders' equity	12,005,772	11,172,474
Noncontrolling interest in consolidated subsidiaries	39,256	40,854
Total equity	12,045,028	11,213,328
Total liabilities and equity	$21,273,477	$22,669,926

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$1,152,367	$(620,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	353,912	(164,677)
Depreciation and depletion	783,369	851,241
Impairment of long-lived assets and loss/gain on sale/exchange of long-lived assets	32,174	259,794
(Income) loss from investments	(5,856)	17,208
(Gain) loss on debt extinguishment	(1,144)	111,271
Share-based compensation expense	23,333	21,558
Distribution of earnings from equity method investments	16,616	13,640
Amortization, accretion and other	7,941	17,616
(Gain) loss on derivatives	(989,238)	3,922,732
Net cash settlements received (paid) on derivatives	369,247	(2,639,271)
Net premiums (paid) received on derivative instruments	(164,843)	14,073
Changes in other assets and liabilities:
Accounts receivable	1,128,033	(626,620)
Accounts payable	(532,223)	360,208
Other current assets	84,082	(190,358)
Other items, net	(157,889)	(96,416)
Net cash provided by operating activities	2,099,881	1,251,640
Cash flows from investing activities:
Capital expenditures	(981,795)	(684,972)
Proceeds from sale of investment shares	—	189,249
Other investing activities	(2,036)	(11,962)
Net cash used in investing activities	(983,831)	(507,685)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	6,237,000
Repayment of credit facility borrowings	—	(6,137,000)
Debt issuance costs	(3,557)	(9,154)
Repayment and retirement of debt	(1,012,877)	(576,640)
Discounts received (premiums paid) on debt extinguishment	6,402	(15,128)
Dividends paid	(108,318)	(93,272)
Repurchase and retirement of common stock	(201,029)	(216,491)
Distribution to noncontrolling interest, net of contributions	(2,043)	(2,894)
Other financing activities	(37,780)	(594)
Net cash used in financing activities	(1,359,202)	(814,173)
Net change in cash and cash equivalents	(243,152)	(70,218)
Cash and cash equivalents at beginning of period	1,458,644	113,963
Cash and cash equivalents at end of period	$1,215,492	$43,745

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2022	369,074	$9,921,348	$(2,848)	$(1,725,279)	$(4,548)	$17,360	$8,206,033
Comprehensive income, net of tax:
Net income				891,361		2,863	894,224
Other postretirement benefits liability adjustment, net of tax expense: $21					64		64
Dividends ($0.125 per share)				(46,209)			(46,209)
Share-based compensation plans	645	27,268					27,268
Convertible Notes settlements	1	30					30
Distribution to noncontrolling interest						(2,553)	(2,553)
Other						11,233	11,233
Balance at June 30, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090

Balance at April 1, 2023	361,586	$9,776,392	$—	$2,338,572	$(2,830)	$41,454	$12,153,588
Comprehensive loss, net of tax:
Net loss				(66,626)		(240)	(66,866)
Other postretirement benefits liability adjustment, net of tax expense: $14					49		49
Dividends ($0.15 per share)				(54,248)			(54,248)
Share-based compensation plans	64	14,451					14,451
Convertible Notes settlements	4	12					12
Distribution to noncontrolling interest						(1,958)	(1,958)
Balance at June 30, 2023	361,654	$9,790,855	$—	$2,217,698	$(2,781)	$39,256	$12,045,028

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

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive loss, net of tax:
Net (loss) income				(624,687)		4,328	(620,359)
Other postretirement benefits liability adjustment, net of tax expense: $41					127		127
Dividends ($0.25 per share)				(93,272)			(93,272)
Share-based compensation plans	1,852	9,048	15,198				24,246
Convertible Notes settlements	2	38					38
Repurchase and retirement of common stock	(8,533)	(132,260)		(67,768)			(200,028)
Distribution to noncontrolling interest						(2,894)	(2,894)
Other						11,233	11,233
Balance at June 30, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090

Balance at January 1, 2023	365,363	$9,891,890	$—	$1,283,578	$(2,994)	$40,854	$11,213,328
Comprehensive income, net of tax:
Net income				1,151,922		445	1,152,367
Other postretirement benefits liability adjustment, net of tax expense: $29					213		213
Dividends ($0.30 per share)				(108,318)			(108,318)
Share-based compensation plans	2,191	(9,572)					(9,572)
Convertible Notes settlements	6	82					82
Repurchase and retirement of common stock	(5,906)	(91,545)		(109,484)			(201,029)
Distribution to noncontrolling interest						(5,793)	(5,793)
Contribution from noncontrolling interest						3,750	3,750
Balance at June 30, 2023	361,654	$9,790,855	$—	$2,217,698	$(2,781)	$39,256	$12,045,028

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2023 and December 31, 2022, the results of its operations and equity for the three and six month periods ended June 30, 2023 and 2022 and its cash flows for the six month periods ended June 30, 2023 and 2022. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries.

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

	Six Months Ended June 30,
	2023	2022

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$95,316	$133,269
Income taxes, net	13,619	6,415

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$3,631	$10,245
Capitalization of non-cash equity share-based compensation	2,997	2,550
Increase in right-of-use assets and lease liabilities, net	507	819
Issuance of common stock for Convertible Notes settlement	82	38

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $376.9 million and $1,171.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$765,856	$3,175,155	$2,478,088	$5,464,520
NGLs sales	67,899	167,849	166,727	341,352
Oil sales	14,570	22,207	33,868	45,963
Total revenues from contracts with customers	$848,325	$3,365,211	$2,678,683	$5,851,835

Other sources of revenue:
Gain (loss) on derivatives	164,386	(845,095)	989,238	(3,922,732)
Net marketing services and other	6,040	7,392	11,901	19,295
Total operating revenues	$1,018,751	$2,527,508	$3,679,822	$1,948,398

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of June 30, 2023. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of June 30, 2023.

	2023 (a)	2024	Total

	(Thousands)
Natural gas sales	$6,548	$469	$7,017

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,711 billion cubic feet (Bcf) of natural gas and 1,545 thousand barrels (Mbbl) of NGLs as of June 30, 2023 and 1,424 Bcf of natural gas and 1,483 Mbbl of NGLs as of December 31, 2022. The open positions at both June 30, 2023 and December 31, 2022 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of June 30, 2023, the Company's senior notes were rated "Ba1" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the aggregate fair value of all OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $30.3 million and $347.6 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets for either period.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2023 and December 31, 2022, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2023 and December 31, 2022, the Company recorded $27.4 million and $100.6 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
June 30, 2023
Asset derivative instruments, at fair value	$683,612	$(360,541)	$—	$323,071
Liability derivative instruments, at fair value	485,224	(360,541)	(27,386)	97,297

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$(756,495)	$—	$55,876
Liability derivative instruments, at fair value	1,393,487	(756,495)	(100,623)	536,369

Henry Hub Cash Bonus. The Consolidated GGA (defined in Note 8) executed in connection with the Equitrans Share Exchange (defined in Note 8) provides for cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds.

As of December 31, 2022, the Company reduced the derivative liability related to the Henry Hub Cash Bonus to zero given the uncertainties surrounding the in-service date of the Mountain Valley Pipeline and the Company's then-held belief that achieving an in-service date of the Mountain Valley Pipeline prior to December 31, 2024 was not probable.

On June 3, 2023, President Biden signed legislation that raises the United States' debt limit, ratifies and approves all permits and authorizations necessary for the construction and initial operation of the Mountain Valley Pipeline and directs the applicable federal officials and agencies to maintain such authorizations. Further, the legislation requires the Secretary of the Army to issue all permits or verifications necessary to complete project construction and allow for the Mountain Valley Pipeline's operation and maintenance. Given the impact of this legislation, the Company reevaluated its probability-weighted assessment of the achievement of an in-service date of the Mountain Valley Pipeline prior to December 31, 2024 and concluded that, as of June 30, 2023, based on the facts and circumstances that existed as of that date, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $62.1 million.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2023
Asset derivative instruments, at fair value	$683,612	$75,675	$607,937	$—
Liability derivative instruments, at fair value	485,224	79,149	406,075	—

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$103,028	$709,343	$—
Liability derivative instruments, at fair value	1,393,487	154,601	1,238,886	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of any borrowings under the Company's credit facility and the Term Loan Facility (defined in Note 6) approximates fair value as their interest rates are based on prevailing market rates. The Company considers these fair values to be Level 1 fair value measurements.

The Company has an investment in a fund (the Investment Fund) that invests in companies developing technology and operating solutions for exploration and production companies. The Company values the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2023 and December 31, 2022, the Company's senior notes had a fair value of approximately $5.0 billion and $6.1 billion, respectively, and a carrying value of approximately $4.6 billion and $5.6 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of June 30, 2023 and December 31, 2022, the Company's note payable to EQM had a fair value of approximately $94 million and $96 million, respectively, and a carrying value of approximately $91 million and $94 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 3 for a discussion of the fair value measurement of the Henry Hub Cash Bonus. See Note 8 for a discussion of the fair value measurement of the contract asset. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the fair value measurement of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.    Income Taxes

For the six months ended June 30, 2023 and 2022, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2023.

For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense (benefit) at an effective tax rate of 23.0% and 20.2%, respectively. The Company's effective tax rate for the six months ended June 30, 2023 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits. The Company's effective tax rate for the six months ended June 30, 2022 was lower compared to the U.S. federal statutory rate due primarily to nondeductible repurchase premiums on the Convertible Notes (defined in Note 6), partly offset by state taxes, including valuation allowances limiting certain state tax benefits.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the IRA), which is effective for tax years beginning after December 31, 2022. The IRA establishes a 15% corporate alternative minimum tax for certain corporations, which is not applicable to the Company for 2023 in accordance with the safe harbor provided in IRS Notice 2023-7. The IRA also includes a 1% excise tax on stock repurchases made by publicly traded U.S. corporations and includes new and renewed options for energy credits. These changes do not have a significant impact on the Company's financial statements and disclosures.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Debt

The table below summarizes the Company's outstanding debt.

	June 30, 2023		December 31, 2022
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Senior notes:
7.42% series B notes due 2023	$—	$—	$10,000	$10,000
6.125% notes due February 1, 2025 (b)	601,521	599,865	911,467	908,168
5.678% notes due October 1, 2025	—	—	500,000	496,578
1.75% convertible notes due May 1, 2026	414,749	407,879	414,832	406,796
3.125% notes due May 15, 2026	392,915	389,370	440,857	436,198
7.75% debentures due July 15, 2026	115,000	113,467	115,000	113,218
3.90% notes due October 1, 2027	1,169,503	1,164,866	1,233,008	1,227,582
5.700% notes due April 1, 2028	500,000	489,363	500,000	493,941
5.00% notes due January 15, 2029	318,494	314,790	327,101	322,956
7.000% notes due February 1, 2030 (b)	674,800	670,709	714,800	710,138
3.625% notes due May 15, 2031	435,165	429,802	465,165	459,070
Note payable to EQM	91,442	91,442	94,320	94,320
Total debt	4,713,589	4,671,553	5,726,550	5,678,965
Less: Current portion of debt (c)	420,787	413,917	430,668	422,632
Long-term debt	$4,292,802	$4,257,636	$5,295,882	$5,256,333

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
(c)As of June 30, 2023, the current portion of debt included the 1.75% convertible notes and a portion of the note payable to EQM. As of December 31, 2022, the current portion of debt included the 7.42% series B notes, the 1.75% convertible notes and a portion of the note payable to EQM.

Debt Repayments. The Company redeemed or repurchased the following debt during the six months ended June 30, 2023.

Debt Tranche	Principal	Premiums/(Discounts) (a)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.125% notes due February 1, 2025	$309,946	$1,832	$6,801	$318,579
5.678% notes due October 1, 2025	500,000	—	6,940	506,940
3.125% notes due May 15, 2026	47,942	(3,042)	296	45,196
3.90% notes due October 1, 2027	63,505	(3,534)	781	60,752
5.00% notes due January 15, 2029	8,607	(309)	137	8,435
7.000% notes due February 1, 2030	40,000	2,736	1,313	44,049
3.625% notes due May 15, 2031	30,000	(4,011)	167	26,156
Total	$1,000,000	$(6,328)	$16,435	$1,010,107
(a)Includes third-party costs and fees paid to dealer managers and brokers.

Credit Facility. The Company has a $2.5 billion credit facility that matures in June 2027.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of both June 30, 2023 and December 31, 2022, the Company had approximately $25 million of letters of credit outstanding under its credit facility.

During the three and six months ended June 30, 2023, there were no borrowings under the Company's credit facility. During the three and six months ended June 30, 2022, under the Company's credit facility, the maximum amount of outstanding borrowings was $1,300 million for both periods, the average daily balance was approximately $844 million and $576 million, respectively, and interest was incurred at a weighted average annual interest rate of 2.3% and 2.2%, respectively.

Term Loan Facility. The Company has an unsecured term loan facility (the Term Loan Facility) with aggregate lender commitments thereunder in the principal amount of $1.25 billion to partly finance the pending Tug Hill and XcL Midstream Acquisition (defined and discussed in Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022). As of June 30, 2023 and December 31, 2022, all commitments under the Term Loan Facility remained undrawn. On April 25, 2023, the Company extended the commitments under the Term Loan Facility to December 29, 2023. Prior to such extension, any unfunded commitments under the Term Loan Facility were scheduled to expire on June 30, 2023.

5.700% Notes Consent Solicitation and Indenture Amendment. On May 10, 2023, following the receipt of the requisite consents of holders of a majority of the aggregate principal amount of the Company's 5.700% senior notes, which were obtained through a solicitation of consents that the Company commenced on May 3, 2023, the Company amended the indenture governing the Company's outstanding 5.700% senior notes to extend the Outside Date (defined below) for the special mandatory redemption provision from June 30, 2023 to December 29, 2023.

In October 2022, the Company issued its 5.700% senior notes to partly finance the pending Tug Hill and XcL Midstream Acquisition. Under the indenture governing the Company's 5.700% senior notes, the Company is required to redeem the outstanding 5.700% senior notes at a redemption price equal to 101% of the principal amount of the 5.700% senior notes plus accrued and unpaid interest, if any, to, but excluding, the date of such mandatory redemption if (i) the Tug Hill and XcL Midstream Acquisition is not consummated on or before June 30, 2023 (the Outside Date) or (ii) the Company notifies the trustee of the 5.700% senior notes that it will not pursue the consummation of the Tug Hill and XcL Midstream Acquisition.

Under the terms set forth in the consent solicitation statement, on May 11, 2023, the Company paid to holders of outstanding 5.700% senior notes who delivered valid consents a consent fee of $3.6 million in the aggregate. In addition, pursuant to the terms set forth in the consent solicitation statement, on July 5, 2023, the Company paid to such holders an additional consent fee of $1.8 million in the aggregate.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company was not permitted to redeem the Convertible Notes prior to May 5, 2023. On or after May 5, 2023 and prior to February 1, 2026, the Company may redeem for cash all or any portion of the Convertible Notes at its option at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed plus accrued and unpaid interest up to the redemption date as long as the last reported price per share of EQT Corporation common stock has been at least 130% of the conversion price in effect for at least 20 trading days (consecutive or otherwise) during any 30-consecutive-trading-day period ending on the trading day immediately preceding the date on which the Company delivers notice of redemption. A sinking fund is not provided for the Convertible Notes.

As a result of the cash dividends EQT Corporation paid on its common stock during the first half of 2023, the conversion rate for the Convertible Notes was adjusted as noted in the following table. Future dividend payments by EQT Corporation will result in further adjustments to the conversion rate.

Dividend Paid	Effective Date of Adjustment to Conversion Rate	Conversion Shares of EQT Corporation Common Stock per $1,000 Principal Amount
Q1 2023	February 17, 2023	68.0740
Q2 2023	May 9, 2023	68.3917

The conversion rate is also subject to adjustment under certain other circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of June 30, 2023, and, accordingly, the Convertible Notes indenture permits holders of the Convertible Notes to convert any of their Convertible Notes at their option at any time during the third quarter of 2023, subject to the terms and conditions set forth in the Convertible Notes indenture. In addition, the Sales Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2022, and, accordingly, the Convertible Notes indenture permitted holders of the Convertible Notes to convert any of their Convertible Notes at their option at any time during the first quarter of 2023, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of June 30, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was included in current portion of debt in the Condensed Consolidated Balance Sheets.

The following table summarizes settlements of Convertible Notes conversion right exercises for the six months ended June 30, 2023. The Company elected to settle all such conversions by issuing to the converting holders shares of EQT Corporation common stock.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price

	(Thousands)
January 2023	$7	473	$33.70
February 2023	8	541	30.77
March 2023	6	408	31.46
April 2023	58	3,948	32.01
June 2023	4	272	39.06

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
In connection with the Convertible Notes offering, the Company entered into privately negotiated capped call transactions (the Capped Call Transactions), the purpose of which is to reduce the potential dilution to EQT Corporation common stock upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such obligation, with such reduction and offset subject to a cap. The Capped Call Transactions have an initial strike price of $15.00 per share of EQT Corporation common stock and an initial capped price of $18.75 per share of EQT Corporation common stock, each of which are subject to certain customary adjustments, including adjustments as a result of EQT Corporation paying a dividend on its common stock.

Based on the closing stock price of EQT Corporation common stock of $41.13 on June 30, 2023 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $752 million.

The table below summarizes the net carrying value and fair value of the Convertible Notes.

	June 30, 2023	December 31, 2022

	(Thousands)
Principal	$414,749	$414,832
Less: Unamortized debt issuance costs	6,870	8,036
Net carrying value of Convertible Notes	$407,879	$406,796

Fair value of Convertible Notes (a)	$939,925	$967,728

(a)The fair value is a Level 2 fair value measurement. See Note 4.

The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands)
Contractual interest expense	$1,815	$2,183	$3,629	$4,370
Amortization of issuance costs	583	687	1,164	1,371
Total Convertible Notes interest expense	$2,398	$2,870	$4,793	$5,741

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    (Loss) Income Per Share

The following table shows the computation for basic and diluted (loss) income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Net (loss) income attributable to EQT Corporation – Basic (loss) income available to shareholders	$(66,626)	$891,361	$1,151,922	$(624,687)
Add back: Interest expense on Convertible Notes, net of tax (a)	—	2,279	3,691	—
Diluted (loss) income available to shareholders	$(66,626)	$893,640	$1,155,613	$(624,687)

Weighted average common stock outstanding – Basic	361,982	369,866	361,721	372,023
Options, restricted stock, performance awards and stock appreciation rights (a)	—	4,132	3,455	—
Convertible Notes (a)	—	33,305	28,259	—
Weighted average common stock outstanding – Diluted	361,982	407,303	393,435	372,023

(Loss) income per share of common stock attributable to EQT Corporation:
Basic	$(0.18)	$2.41	$3.18	$(1.68)
Diluted	$(0.18)	$2.19	$2.94	$(1.68)

(a)In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three months ended June 30, 2023 and six months ended June 30, 2022, all such securities of 4.7 million and 6.9 million, respectively, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

In addition, the Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted (loss) income per share. For the three months ended June 30, 2023 and six months ended June 30, 2022, such if-converted securities of approximately 28.3 million and 33.4 million, respectively, as well as the respective related add back of interest expense on the Convertible Notes, net of tax, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

During 2022, the Company identified indicators that the carrying value of the contract asset may not be fully recoverable, including increased uncertainty of the estimated timing of completion of the Mountain Valley Pipeline due to court rulings and public statements from Equitrans Midstream with respect to its completion. As a result of the Company's impairment evaluation, the Company recognized impairment of the contract asset during the first quarter of 2022 of $184.9 million in the Statement of Condensed Consolidated Operations. During the fourth quarter of 2022, the Company recognized additional impairment of the contract asset of $29.3 million in the Statement of Condensed Consolidated Operations. As of December 31, 2022, the previously recognized impairments plus the election of the Cash Payment Option reduced the carrying value of the contract asset to zero.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential or pending acquisition transactions, including the pending Tug Hill and XcL Midstream Acquisition (defined and discussed in Note 6 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022), or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations
Net loss attributable to EQT Corporation for the three months ended June 30, 2023 was $66.6 million, $0.18 per diluted share, compared to net income attributable to EQT Corporation for the same period in 2022 of $891.4 million, $2.19 per diluted share. The change was attributable primarily to decreased sales of natural gas, NGLs and oil, partly offset by a gain on derivatives in 2023 compared to a loss on derivatives in 2022 and income tax benefit in 2023 compared to income tax expense in 2022.
Net income attributable to EQT Corporation for the six months ended June 30, 2023 was $1,151.9 million, $2.94 per diluted share, compared to net loss attributable to EQT Corporation for the same period in 2022 of $624.7 million, $1.68 per diluted share. The change was attributable primarily to a gain on derivatives in 2023 compared to a loss on derivatives in 2022 and impairment of the contract asset in 2022, partly offset by decreased sales of natural gas, NGLs and oil and income tax expense in 2023 compared to income tax benefit in 2022.
See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.
Trends and Uncertainties
Our sales volume and operating expenses on a per Mcfe basis for 2022 and the first half of 2023 were negatively impacted by fewer wells turned-in-line during 2022 compared to our 2022 planned development schedule due to third-party supply chain constraints. In addition, as a result of third-party supply chain constraints in 2022, we shifted the planned development of approximately 30 wells from 2022 to 2023 (the Rescheduled Wells). All of the Rescheduled Wells have been completed and turned-to-sales as of July 20, 2023; however, future supply chain constraints or declines in natural gas prices may result in adjustments to our 2023 planned development schedule. Our sales volume and operating expenses on a per Mcfe basis for the second quarter of 2023 were also negatively impacted by lower-than-expected liquids volumes from unscheduled downtime at an in-basin ethane cracker plant to conduct equipment repairs and maintenance and a delay in the development schedule of certain wells that are not operated by us but in which we have a working interest in the volumes produced from such wells. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2023 planned development schedule or delays in the development schedule of non-operated wells in which we have a working interest could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.
The annual inflation rate in the United States was particularly high during 2022, and, although the inflation rate has decreased through the first half of 2023, it still remains elevated compared to historical levels. Inflationary pressures have multiple impacts on our business, including increasing our operating expenses and our cost of capital. While the prices for certain of the raw materials and services we use in our operations have generally decreased from the peak prices experienced during 2022, we will not fully realize the benefit of such reduced prices until we enter into new contracts for such materials and services, and inflationary pressures may cause prices to fluctuate. Additionally, certain of our commitments for demand charges under our existing long-term contracts and processing capacity are subject to consumer price index adjustments. Although we believe our scale and supply chain contracting strategy of using multi-year sand and frac crew contracts allows us to maximize capital and operating efficiencies, future increases in the inflation rate will negatively impact our long-term contracts with consumer price index adjustments.
Additionally, while the prices for natural gas, NGLs and oil have historically been volatile, price volatility was especially pronounced during 2022, with natural gas prices peaking in August 2022 and steadily declining thereafter. While natural gas prices through the first half of 2023 have declined from the high prices experienced during the majority of 2022, we expect commodity price volatility to continue or increase throughout the remainder of 2023 due to macroeconomic uncertainty and geopolitical tensions, including continued developments pertaining to Russia's invasion of Ukraine, which began in February 2022 and has put upward pressure on natural gas and oil prices. Our revenue, profitability, rate of growth, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	449,658	476,723	883,055	942,859
NYMEX price ($/MMBtu)	$2.10	$7.16	$2.76	$6.05
Btu uplift	0.10	0.38	0.14	0.31
Natural gas price ($/Mcf)	$2.20	$7.54	$2.90	$6.36

Basis ($/Mcf) (a)	$(0.50)	$(0.88)	$(0.10)	$(0.56)
Cash settled basis swaps ($/Mcf)	(0.20)	0.01	(0.18)	(0.10)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.70)	$(0.87)	$(0.28)	$(0.66)
Average adjusted price ($/Mcf)	$1.50	$6.67	$2.62	$5.70
Cash settled derivatives ($/Mcf)	0.53	(3.66)	0.42	(2.71)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.03	$3.01	$3.04	$2.99
Natural gas sales, including cash settled derivatives	$912,966	$1,433,018	$2,688,101	$2,816,214

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	11,679	14,568	25,176	29,202
Sales volume (Mbbl)	1,946	2,428	4,196	4,867
NGLs price ($/Bbl)	$31.28	$58.48	$35.29	$61.27
Cash settled derivatives ($/Bbl)	(1.21)	(4.67)	(1.83)	(4.76)
Average NGLs price, including cash settled derivatives ($/Bbl)	$30.07	$53.81	$33.46	$56.51
NGLs sales, including cash settled derivatives	$58,533	$130,641	$140,389	$275,022
Ethane:
Sales volume (MMcfe) (b)	7,743	8,768	17,670	18,607
Sales volume (Mbbl)	1,291	1,461	2,945	3,101
Ethane price ($/Bbl)	$5.43	$17.70	$6.34	$13.92
Ethane sales	$7,008	$25,865	$18,660	$43,154
Oil:
Sales volume (MMcfe) (b)	1,759	1,458	3,743	3,124
Sales volume (Mbbl)	293	243	624	521
Oil price ($/Bbl)	$49.71	$91.38	$54.30	$88.27
Oil sales	$14,570	$22,206	$33,868	$45,962

Total liquids sales volume (MMcfe) (b)	21,181	24,794	46,589	50,933
Total liquids sales volume (Mbbl)	3,530	4,132	7,765	8,489
Total liquids sales	$80,111	$178,712	$192,917	$364,138

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$993,077	$1,611,730	$2,881,018	$3,180,352
Total sales volume (MMcfe)	470,839	501,517	929,644	993,792
Average realized price ($/Mcfe)	$2.11	$3.21	$3.10	$3.20

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Thousands, unless otherwise noted)
Total operating revenues	$1,018,751	$2,527,508	$3,679,822	$1,948,398
(Deduct) add:
(Gain) loss on derivatives	(164,386)	845,095	(989,238)	3,922,732
Net cash settlements received (paid) on derivatives	212,247	(1,753,732)	369,247	(2,639,271)
Premiums (paid) received for derivatives that settled during the period	(67,495)	251	(166,912)	(32,212)
Net marketing services and other	(6,040)	(7,392)	(11,901)	(19,295)
Adjusted operating revenues, a non-GAAP financial measure	$993,077	$1,611,730	$2,881,018	$3,180,352

Total sales volume (MMcfe)	470,839	501,517	929,644	993,792
Average realized price ($/Mcfe)	$2.11	$3.21	$3.10	$3.20

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales Volume and Revenues

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	449,434	465,715	(16,281)	(3.5)
Ohio Utica	19,495	33,469	(13,974)	(41.8)
Other	1,910	2,333	(423)	(18.1)
Total sales volume	470,839	501,517	(30,678)	(6.1)

Average daily sales volume (MMcfe/d)	5,174	5,511	(337)	(6.1)

Operating revenues:
Sales of natural gas, NGLs and oil	$848,325	$3,365,211	$(2,516,886)	(74.8)
Gain (loss) on derivatives	164,386	(845,095)	1,009,481	(119.5)
Net marketing services and other	6,040	7,392	(1,352)	(18.3)
Total operating revenues	$1,018,751	$2,527,508	$(1,508,757)	(59.7)

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended June 30, 2023 compared to the same period in 2022 due to decreased sales volume and lower average realized price.

Sales volume decreased for the three months ended June 30, 2023 primarily as a result of sales volume decreases from natural decline of producing wells, fewer wells turned-in-line throughout 2022 as a result of third-party supply chain constraints and a delay in the development schedule of certain non-operated wells in which we have a working interest, partly offset by increased volumes from our operated wells as a result efficiencies realized within our drilling and completions operations. The assets that we intend to acquire in the pending Tug Hill and XcL Midstream Acquisition, which is subject to regulatory approvals, are currently producing approximately 800 MMcfe per day of sales volume, 20% of which is liquids sales volume.

Average realized price decreased for the three months ended June 30, 2023 compared to the same period in 2022 due to lower NYMEX and liquids prices, partly offset by favorable cash settled derivatives and favorable differential. For the three months ended June 30, 2023, we received $212.2 million of net cash settlements on derivatives, composed of $304.8 million of net cash settlements received on our NYMEX natural gas hedge positions and $92.6 million of net cash settlements paid on our basis and liquids hedge positions. For the same period in 2022, we paid $1,753.7 million of net cash settlements on derivatives, composed of $1,747.2 million of net cash settlements paid on our NYMEX natural gas hedge positions and $6.5 million of net cash settlements paid on our basis and liquids hedge positions. Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended June 30, 2023 and 2022, we paid $67.5 million and received $0.3 million, respectively, of premiums for derivatives that settled during the period.

Gain (loss) on derivatives. For the three months ended June 30, 2023, we recognized a gain on derivatives of $164.4 million related primarily to increases in the fair market value of our basis swaps, which were in a liability position as of March 31, 2023, partly offset by a loss on the derivative liability related to the Henry Hub Cash Bonus (defined and discussed in Note 4 to the Condensed Consolidated Financial Statements). For the same period in 2022, we recognized a loss on derivatives of $845.1 million related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	883,780	921,142	(37,362)	(4.1)
Ohio Utica	42,680	67,675	(24,995)	(36.9)
Other	3,184	4,975	(1,791)	(36.0)
Total sales volume	929,644	993,792	(64,148)	(6.5)

Average daily sales volume (MMcfe/d)	5,136	5,491	(355)	(6.5)

Operating revenues:
Sales of natural gas, NGLs and oil	$2,678,683	$5,851,835	$(3,173,152)	(54.2)
Gain (loss) on derivatives	989,238	(3,922,732)	4,911,970	(125.2)
Net marketing services and other	11,901	19,295	(7,394)	(38.3)
Total operating revenues	$3,679,822	$1,948,398	$1,731,424	88.9

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the six months ended June 30, 2023 compared to the same period in 2022 due to decreased sales volume and lower average realized price.

Sales volume decreased for the six months ended June 30, 2023 primarily as a result of sales volume decreases from natural decline of producing wells, fewer wells turned-in-line throughout 2022 as a result of third-party supply chain constraints and a delay in the development schedule of certain non-operated wells in which we have a working interest, partly offset by increased volumes from our operated wells as a result efficiencies realized within our drilling and completions operations. The assets that we intend to acquire in the pending Tug Hill and XcL Midstream Acquisition, which is subject to regulatory approvals, are currently producing approximately 800 MMcfe per day of sales volume, 20% of which is liquids sales volume.

Average realized price decreased for the six months ended June 30, 2023 compared to the same period in 2022 due to lower NYMEX and liquids prices, partly offset by favorable cash settled derivatives and favorable differential. For the six months ended June 30, 2023 and 2022, we received $369.2 million, composed of $539.0 million of net cash settlements received on our NYMEX natural gas hedge positions and $169.8 million of net cash settlements paid on our basis and liquids hedge positions. For the same period in 2022, we paid $2,639.3 million of net cash settlements on derivatives, composed of $2,522.3 million of net cash settlements paid on our NYMEX natural gas hedge positions and $117.0 million of net cash settlements paid on our basis and liquids hedge positions. Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the six months ended June 30, 2023 and 2022, we paid premiums for derivatives that settled during the period of $166.9 million and $32.2 million, respectively.

Gain (loss) on derivatives. For the six months ended June 30, 2023, we recognized a gain on derivatives of $989.2 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices, partly offset by a loss on the derivative liability related to the Henry Hub Cash Bonus. For the same period in 2022, we recognized a loss on derivatives of $3,922.7 million related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices, partly offset by a gain on the derivative liability related to the Henry Hub Cash Bonus.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$318,491	$339,100	$(20,609)	(6.1)
Transmission	153,152	149,383	3,769	2.5
Processing	51,519	51,221	298	0.6
Lease operating expenses (LOE)	35,552	42,814	(7,262)	(17.0)
Production taxes	19,486	39,742	(20,256)	(51.0)
Exploration	1,203	1,741	(538)	(30.9)
Selling, general and administrative	60,163	59,276	887	1.5

Production depletion	$390,504	$423,935	$(33,431)	(7.9)
Other depreciation and depletion	5,180	5,208	(28)	(0.5)
Total depreciation and depletion	$395,684	$429,143	$(33,459)	(7.8)

Per Unit ($/Mcfe):
Gathering	$0.68	$0.68	$—	—
Transmission	0.33	0.30	0.03	10.0
Processing	0.11	0.10	0.01	10.0
LOE	0.08	0.09	(0.01)	(11.1)
Production taxes	0.04	0.08	(0.04)	(50.0)
Selling, general and administrative	0.13	0.12	0.01	8.3
Production depletion	0.83	0.85	(0.02)	(2.4)

Operating expenses on a per Mcfe basis for the three months ended June 30, 2023 compared to the same period in 2022 were negatively impacted by decreased sales volume.

Gathering. Gathering expense decreased on an absolute basis for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to decreased sales volume and lower gathering rates on certain contracts indexed to price.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to additional capacity acquired subsequent to June 2022, partly offset by credits received from the Texas Eastern Transmission Pipeline.

LOE. LOE decreased on an absolute and per Mcfe basis for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to lower salt water disposal costs and increased recycling. Saltwater disposal costs and recycle rates were favorably impacted by increased usage of our internally developed produced water gathering and storage system, which was placed in service during the fourth quarter of 2022.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the three months ended June 30, 2023 compared to the same period in 2022 due to lower West Virginia severance taxes and Pennsylvania impact fees, which resulted primarily from lower prices.

Depreciation and depletion. Production depletion expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2023 compared to the same period in 2022 due to a lower annual depletion rate and decreased sales volume.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Impairment and expiration of leases. During the three months ended June 30, 2023 and 2022, we recognized impairment and expiration of leases of $5.3 million and $47.0 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to transaction costs associated with the pending Tug Hill and XcL Midstream Acquisition in 2023, partly offset by decreased environmental and legal reserves, including from settlements.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$625,755	$659,629	$(33,874)	(5.1)
Transmission	307,079	296,489	10,590	3.6
Processing	105,312	99,690	5,622	5.6
LOE	64,016	82,643	(18,627)	(22.5)
Production taxes	38,962	70,925	(31,963)	(45.1)
Exploration	2,155	2,513	(358)	(14.2)
Selling, general and administrative	112,057	128,372	(16,315)	(12.7)

Production depletion	$772,886	$840,860	$(67,974)	(8.1)
Other depreciation and depletion	10,483	10,381	102	1.0
Total depreciation and depletion	$783,369	$851,241	$(67,872)	(8.0)

Per Unit ($/Mcfe):
Gathering	$0.67	$0.66	$0.01	1.5
Transmission	0.33	0.30	0.03	10.0
Processing	0.11	0.10	0.01	10.0
LOE	0.07	0.08	(0.01)	(12.5)
Production taxes	0.04	0.07	(0.03)	(42.9)
Selling, general and administrative	0.12	0.13	(0.01)	(7.7)
Production depletion	0.83	0.85	(0.02)	(2.4)

Operating expenses on a per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 were negatively impacted by decreased sales volume.

Gathering. Gathering expense decreased on an absolute basis for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to decreased sales volume and lower gathering rates on certain contracts indexed to price.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to additional capacity acquired subsequent to June 2022, partly offset by credits received from the Texas Eastern Transmission Pipeline.

Processing. Processing expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to inflation of contracted processing rates.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
LOE. LOE decreased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to lower salt water disposal costs and increased recycling. Saltwater disposal costs and recycle rates were favorably impacted by increased usage of our internally developed produced water gathering and storage system, which was placed in service during the fourth quarter of 2022.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due to lower West Virginia severance taxes and Pennsylvania impact fees, which resulted primarily from lower prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to lower long-term incentive compensation costs as a result of changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2023 compared to the same period in 2022 due to a lower annual depletion rate and decreased sales volume.

Loss (gain) on sale/exchange of long-lived assets. During the six months ended June 30, 2023, we recognized a loss on sale/exchange of long-lived assets of $16.3 million related to acreage trade agreements where the carrying value of the acres traded exceeded the fair value of the acres received.

Impairment of contract asset. During the six months ended June 30, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the six months ended June 30, 2023 and 2022, we recognized impairment and expiration of leases of $15.9 million and $77.0 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to transaction costs associated with the pending Tug Hill and XcL Midstream Acquisition in 2023, partly offset by decreased legal reserves, including from settlements.

Other Income Statement Items

(Income) loss from investments. For the three months ended June 30, 2023, we recognized income from investments due primarily to equity earnings on our equity method investments. For the three months ended June 30, 2022, we recognized income from investments due primarily to equity earnings on our equity method investments, partly offset by a loss on our sale of our investment in Equitrans Midstream.

For the six months ended June 30, 2023, we recognized income from investments due to a gain on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements) and equity earnings on our equity method investments. For the six months ended June 30, 2022, we recognized a loss from investments due primarily to a loss on our sale of our investment in Equitrans Midstream, partly offset by a gain on our investment in the Investment Fund and equity earnings on our equity method investments.

Dividend and other income. Dividend and other income decreased for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to lower dividends received on our investment in the Investment Fund. Dividend and other income decreased for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to lower dividends received on our investment in the Investment Fund as well as dividends received on our investment in Equitrans Midstream in 2022.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loss (gain) on debt extinguishment. During the three months ended June 30, 2023, we recognized a loss on debt extinguishment of $5.5 million due to debt repayment and repurchases at a premium to par value. During the six months ended June 30, 2023, we recognized a gain on debt extinguishment of $1.1 million due to debt repayment and repurchases at a discount to par value during the first quarter of 2023, partly offset by the loss recognized during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, we recognized a loss on debt extinguishment of $104.3 million and $111.3 million, respectively, due primarily to the repayment and repurchases of our Convertible Notes (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements). See Note 6 to the Condensed Consolidated Financial Statements.

Interest expense, net. Interest expense, net decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due primarily to higher interest income earned as well as reduced interest expense due to a reduction of our letters of credit balances.

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

Planned Capital Expenditures and Sales Volume. In 2023, we expect to spend approximately $1.7 billion to $1.9 billion in total capital expenditures, excluding amounts attributable to noncontrolling interest and amounts attributable to the assets expected to be acquired in the pending Tug Hill and XcL Midstream Acquisition. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2023 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In 2023, we expect our sales volume to be 1,900 Bcfe to 2,000 Bcfe, excluding amounts attributable to the assets expected to be acquired in the pending Tug Hill and XcL Midstream Acquisition.

Operating Activities. Net cash provided by operating activities was $2,100 million for the six months ended June 30, 2023 compared to $1,252 million for the same period in 2022. The increase was due primarily to net cash settlements received on derivatives in 2023 compared to net cash settlements paid on derivatives in 2022, favorable changes in working capital driven by declining accounts receivable and lower margin postings as well as lower cash operating expenses, partly offset by lower cash operating revenues.

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

Investing Activities. Net cash used in investing activities was $984 million for the six months ended June 30, 2023 compared to $508 million for the same period in 2022. The increase was attributable primarily to increased capital expenditures.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes our capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Millions)
Reserve development	$399	$297	$792	$526
Land and lease (a)	24	39	60	88
Capitalized overhead	15	13	29	25
Capitalized interest	9	6	19	12
Other production infrastructure	18	19	32	32
Other	8	2	10	3
Total capital expenditures	473	376	942	686
Add (deduct): Non-cash items (b)	14	17	40	(1)
Total cash capital expenditures	$487	$393	$982	$685

(a)Capital expenditures attributable to noncontrolling interest were $3.1 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively, and $8.5 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

Financing Activities. Net cash used in financing activities was $1,359 million for the six months ended June 30, 2023 compared to $814 million for the same period in 2022. For the six months ended June 30, 2023, the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends. For the six months ended June 30, 2022, the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends, and the primary source of financing cash flows was net proceeds from credit facility borrowings.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our credit facility.

On July 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.15 per share of EQT Corporation common stock, payable on September 1, 2023, to shareholders of record at the close of business on August 9, 2023.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of July 21, 2023. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

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

As of July 21, 2023, we had sufficient unused borrowing capacity, net of letters of credit, under our credit facility to satisfy any requests for margin deposit or other collateral that our counterparties are permitted to request of us pursuant to our OTC derivative instruments, midstream services contracts and other contracts. As of July 21, 2023, such assurances could be up to approximately $0.6 billion, inclusive of letters of credit, OTC derivative instrument margin deposits and other collateral posted of approximately $0.2 billion in the aggregate. See Notes 3 and 6 to the Condensed Consolidated Financial Statements for further information.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our credit facility and Term Loan Facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under the debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our credit facility and Term Loan Facility contain financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of June 30, 2023, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our credit facility. As of June 30, 2023, we had not yet borrowed, and thus, had no borrowings, under the Term Loan Facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of July 21, 2023. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q3 2023 (a)	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Hedged Volume (MMDth)	299	313	210	175	177	77
Hedged Volume (MMDth/d)	3.3	3.4	2.3	1.9	1.9	0.8
Swaps – Long
Volume (MMDth)	43	14	—	—	—	—
Avg. Price ($/Dth)	$4.72	$4.77	$—	$—	$—	$—
Swaps – Short
Volume (MMDth)	43	62	98	127	128	44
Avg. Price ($/Dth)	$2.54	$2.79	$3.60	$3.26	$3.26	$3.26
Calls – Long
Volume (MMDth)	40	40	13	13	13	13
Avg. Strike ($/Dth)	$2.72	$2.72	$3.20	$3.20	$3.20	$3.20
Calls – Short
Volume (MMDth)	303	197	125	61	62	46
Avg. Strike ($/Dth)	$4.85	$4.69	$6.21	$4.22	$4.22	$4.27
Puts – Long
Volume (MMDth)	298	265	112	48	49	33
Avg. Strike ($/Dth)	$3.41	$3.53	$4.31	$3.93	$3.93	$4.04
Fixed Price Sales
Volume (MMDth)	1	—	—	—	—	—
Avg. Price ($/Dth)	$2.38	$—	$—	$—	$—	$—
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(70)	$(92)	$(13)	$(4)	$(4)	$—
(a)July 1 through September 30.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
When able, we determine an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. See Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters. As of June 30, 2023, there have been no material changes to such matters as disclosed therein. See also Part II, "Other Information," Item 1., "Legal Proceedings," for a description of certain other pending environmental matters for which we accrued contingent liabilities.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on June 30, 2023 and December 31, 2022 would increase the fair value of our natural gas derivative commodity instruments by approximately $352 million and $727 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on June 30, 2023 and December 31, 2022 would decrease the fair value of our natural gas derivative commodity instruments by approximately $273 million and $333 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on June 30, 2023 and December 31, 2022 to our natural gas derivative commodity instruments as of June 30, 2023 and December 31, 2022 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our credit facility and Term Loan Facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. There were no borrowings for the six months ended June 30, 2023 under our credit facility or Term Loan Facility.

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

Approximately 60%, or $608 million, of our OTC derivative contracts outstanding at June 30, 2023 had a positive fair value. Approximately 36%, or $710 million, of our OTC derivative contracts outstanding at December 31, 2022 had a positive fair value.

As of June 30, 2023, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended June 30, 2023, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as noted below, there are no material updates to the matters previously disclosed in Part I, Item 3., "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2022, or in Part II, Item 1., "Legal Proceedings" of our Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Environmental Proceedings

GPU Consent Order Inaccuracies, PADEP. On December 16, 2020, EQT Production Company, a wholly-owned indirect subsidiary of EQT Corporation, entered into a Consent Order and Agreement (the GPU COA) with the Pennsylvania Department of Environmental Protection (the PADEP), pursuant to which EQT Production Company agreed to install secondary containment around Gas Production Units (GPUs) located at wells that were drilled between October 8, 2016 and February 4, 2019. In January 2022, we discovered that the list of GPUs disclosed in the GPU COA was incomplete, and we promptly notified the PADEP of the inaccuracies. On April 26, 2023, we executed a Second Amendment to the GPU COA to update the list of GPUs to correct the inaccuracies, and we agreed to pay $351,000 to the Commonwealth of Pennsylvania related to this matter. We remitted payment in full of the agreed amount to the Commonwealth of Pennsylvania in May 2023, and this matter is now resolved. The payment and the resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Produced Water Release, Washington County, Pennsylvania. In December 2021, we discovered a produced water leak associated with a GPU disposal line at one of our well pad sites located in Washington County, Pennsylvania. We self-reported the release to the PADEP spill hotline on December 4, 2021, and initiated cleanup of the released produced water. The initial release was determined to be in excess of one barrel and we entered the remediation project into the PADEP's Land Recycling and Environmental Remediation Act 2 Program (Act 2) for voluntary cleanup. In January 2022, we determined the release was larger than initially discovered and we disclosed this information to the PADEP on January 14, 2022. We submitted our Site Characterization Report to the PADEP on January 16, 2023, and we intend to initiate remediation of the impacted area according to the PADEP's Act 2 guidelines. We subsequently negotiated a settlement with the PADEP including this matter, as well as the Plugging Consent Order Non-Compliance matter described below. On May 23, 2023, we entered into a Consent Assessment of Civil Penalty with the PADEP, pursuant to which we agreed to pay $4,700,000 to the Commonwealth of Pennsylvania related to this matter. We remitted payment in full of the agreed amount to the Commonwealth of Pennsylvania in May 2023, and this matter is now resolved. The payment and the resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Plugging Consent Order Non-Compliance, PADEP. In November 2016, we voluntarily entered into a Consent Order and Agreement with the PADEP to plug a certain number of our abandoned wells on an annual basis, and to remit Well Site Restoration Reports and Well Plugging Certificates to the PADEP in connection with such efforts. In August 2022, the PADEP sent us a notification alleging that, although we had met or exceeded the requirements to plug the requisite abandoned wells within the agreed upon schedule, we had not met all of the administrative requirements for remitting Well Site Restoration Reports and Well Plugging Certificates. We resolved the administrative items in January 2023, and negotiated a settlement with the PADEP including this matter, as well as the Produced Water Release matter described above. On May 23, 2023, we entered into a Consent Order and Agreement with the PADEP, pursuant to which we agreed to pay $4,000,000 related to this matter. We remitted payment of $1,500,000 of the agreed amount to the Commonwealth of Pennsylvania in May 2023. The remaining $2,500,000 of the agreed amount will be paid by us to fund one or more approved community environmental projects at a later date, per the terms of the Consent Order and Agreement. This matter is now resolved. The payments and the resolution of this matter did not have a material impact on our financial position, results of operations or liquidity.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes. During the second quarter of 2023, we settled conversion notices submitted by holders of Convertible Notes (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of the aggregate principal of certain Convertible Notes (the Converted Notes) by issuing to such converting holders shares of EQT Corporation common stock as stated in the below table. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
April 4, 2023	$57	3,880	$124
April 27, 2023	1	68	2
June 12, 2023	2	136	5
June 15, 2023	1	68	3
June 30, 2023	1	68	3

Repurchases of Equity Securities. We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2023.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. As a result of such extension, the Share Repurchase Program will expire on December 31, 2024, but it may be suspended, modified or discontinued at any time without prior notice. As of June 30, 2023, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Sixteenth Supplemental Indenture, dated May 10, 2023, between EQT Corporation and The Bank of New York Mellon, as trustee, relating to EQT Corporation's 5.700% Senior Notes due 2028.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on May 11, 2023.
10.01	Second Amendment to Credit Agreement, dated April 25, 2023, among EQT Corporation, PNC Bank, National Association, as administrative agent, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on April 26, 2023.
10.02*	Letter Agreement (Trust North Well Pad), dated June 1, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC, EQM Gathering Opco, LLC and Equitrans Water Services (PA), LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

*Certain provisions, schedules and/or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. EQT Corporation agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the Securities Exchange Commission upon request. Redactions and omissions are designated with brackets containing asterisks.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  July 26, 2023