Form 10-Q
period 2023-09-30
EQT Corp
filed 2023-10-26
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of October 20, 2023: 411,332

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,001,883	$3,694,194	$3,680,566	$9,546,029
Gain (loss) on derivatives	177,906	(1,627,296)	1,167,144	(5,550,028)
Net marketing services and other	6,313	2,565	18,214	21,860
Total operating revenues	1,186,102	2,069,463	4,865,924	4,017,861
Operating expenses:
Transportation and processing	554,788	541,092	1,592,934	1,596,900
Production	67,093	81,785	170,071	235,353
Exploration	447	357	2,602	2,870
Selling, general and administrative	56,942	67,231	168,999	195,603
Depreciation and depletion	446,886	418,695	1,230,255	1,269,936
Loss (gain) on sale/exchange of long-lived assets	1,511	(265)	17,814	(2,455)
Impairment of contract asset	—	—	—	184,945
Impairment and expiration of leases	6,419	20,497	22,290	97,536
Other operating expenses	36,209	15,485	69,265	38,952
Total operating expenses	1,170,295	1,144,877	3,274,230	3,619,640
Operating income	15,807	924,586	1,591,694	398,221
Loss (income) from investments	546	(2,877)	(5,310)	14,331
Dividend and other income	(132)	(157)	(869)	(11,066)
Loss (gain) on debt extinguishment	1,089	27,814	(55)	139,085
Interest expense, net	60,427	60,138	146,856	194,025
(Loss) income before income taxes	(46,123)	839,668	1,451,072	61,846
Income tax (benefit) expense	(126,853)	152,206	217,975	(5,257)
Net income	80,730	687,462	1,233,097	67,103
Less: Net (loss) income attributable to noncontrolling interests	(525)	3,792	(80)	8,120
Net income attributable to EQT Corporation	$81,255	$683,670	$1,233,177	$58,983

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	383,359	369,987	368,936	371,308
Net income attributable to EQT Corporation	$0.21	$1.85	$3.34	$0.16
Diluted (Note 7):
Weighted average common stock outstanding	416,190	403,889	401,859	377,028
Net income attributable to EQT Corporation	$0.20	$1.69	$3.08	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands)
Net income	$80,730	$687,462	$1,233,097	$67,103
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax expense: $15, $20, $44 and $61	57	63	270	190
Comprehensive income	80,787	687,525	1,233,367	67,293
Less: Comprehensive (loss) income attributable to noncontrolling interests	(525)	3,792	(80)	8,120
Comprehensive income attributable to EQT Corporation	$81,312	$683,733	$1,233,447	$59,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,750	$1,458,644
Accounts receivable (less provision for doubtful accounts: $235 and $605)	559,348	1,608,089
Derivative instruments, at fair value	577,926	812,371
Prepaid expenses and other	45,214	135,337
Total current assets	1,247,238	4,014,441

Property, plant and equipment	33,313,666	27,393,919
Less: Accumulated depreciation and depletion	10,391,586	9,226,586
Net property, plant and equipment	22,922,080	18,167,333

Other assets	385,670	488,152
Total assets	$24,554,988	$22,669,926

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$414,592	$422,632
Accounts payable	1,159,743	1,574,610
Derivative instruments, at fair value	274,684	1,393,487
Other current liabilities	269,925	341,491
Total current liabilities	2,118,944	3,732,220

Term Loan Facility borrowings	1,243,280	—
Senior notes	4,174,163	5,167,849
Note payable to EQM Midstream Partners, LP	83,831	88,484
Deferred income taxes	1,751,388	1,442,406
Other liabilities and credits	973,825	1,025,639
Total liabilities	10,345,431	11,456,598

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 411,311 and 365,363	11,958,441	9,891,890
Retained earnings	2,245,615	1,283,578
Accumulated other comprehensive loss	(2,724)	(2,994)
Total common shareholders' equity	14,201,332	11,172,474
Noncontrolling interest in consolidated subsidiaries	8,225	40,854
Total equity	14,209,557	11,213,328
Total liabilities and equity	$24,554,988	$22,669,926

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(Thousands)
Cash flows from operating activities:
Net income	$1,233,097	$67,103
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	227,701	(14,229)
Depreciation and depletion	1,230,255	1,269,936
Impairment of long-lived assets and loss/gain on sale/exchange of long-lived assets	40,104	280,026
(Income) loss from investments	(5,310)	14,331
(Gain) loss on debt extinguishment	(55)	139,085
Share-based compensation expense	38,179	33,706
Distribution of earnings from equity method investments	18,073	38,750
Amortization, accretion and other	12,022	24,937
(Gain) loss on derivatives	(1,167,144)	5,550,028
Net cash settlements received (paid) on derivatives	625,051	(4,672,998)
Net premiums (paid) received on derivative instruments	(231,343)	13,809
Changes in other assets and liabilities:
Accounts receivable	1,122,843	(507,050)
Accounts payable	(515,879)	343,925
Other current assets	91,946	(27,960)
Other items, net	(165,076)	(151,641)
Net cash provided by operating activities	2,554,464	2,401,758
Cash flows from investing activities:
Capital expenditures	(1,485,898)	(1,047,475)
Cash paid for acquisitions	(2,288,201)	(150,000)
Proceeds from sale/exchange of assets	4,831	5,394
Proceeds from sale of investment shares	—	189,249
Other investing activities	(4,841)	(14,306)
Net cash used in investing activities	(3,774,109)	(1,017,138)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	313,000	10,242,000
Repayment of revolving credit facility borrowings	(313,000)	(10,242,000)
Proceeds from Term Loan Facility borrowings	1,250,000	—
Debt issuance costs	(5,336)	(17,852)
Repayment and retirement of debt	(1,014,346)	(833,029)
Discounts received (premiums paid) on debt extinguishment	5,313	(135,248)
Dividends paid	(162,567)	(148,765)
Repurchase and retirement of common stock	(201,029)	(270,345)
Net (distribution to) contribution from noncontrolling interest	(7,322)	4,050
Other financing activities	(38,962)	(9,853)
Net cash used in financing activities	(174,249)	(1,411,042)
Net change in cash and cash equivalents	(1,393,894)	(26,422)
Cash and cash equivalents at beginning of period	1,458,644	113,963
Cash and cash equivalents at end of period	$64,750	$87,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at July 1, 2022	369,720	$9,948,646	$(2,848)	$(880,127)	$(4,484)	$28,903	$9,090,090
Comprehensive income, net of tax:
Net income				683,670		3,792	687,462
Other postretirement benefits liability adjustment, net of tax expense: $20					63		63
Dividends ($0.15 per share)				(55,493)			(55,493)
Share-based compensation plans	209	2,292	2,269				4,561
Convertible Notes settlements	1	10					10
Repurchase and retirement of common stock	(1,768)	(27,409)		(47,627)			(75,036)
Distribution to noncontrolling interest						(4,306)	(4,306)
Contribution from noncontrolling interest						11,250	11,250
Balance at September 30, 2022	368,162	$9,923,539	$(579)	$(299,577)	$(4,421)	$39,639	$9,658,601

Balance at July 1, 2023	361,654	$9,790,855	$—	$2,217,698	$(2,781)	$39,256	$12,045,028
Comprehensive income, net of tax:
Net income (loss)				81,255		(525)	80,730
Other postretirement benefits liability adjustment, net of tax expense: $15					57		57
Dividends ($0.15 per share)				(54,249)			(54,249)
Share-based compensation plans	56	14,939					14,939
Convertible Notes settlements	1	16					16
Tug Hill and XcL Midstream Acquisition	49,600	2,152,631					2,152,631
Distribution to noncontrolling interest						(5,279)	(5,279)
Dissolution of consolidated variable interest entity (Note 1)						(25,227)	(25,227)
Other				911			911
Balance at September 30, 2023	411,311	$11,958,441	$—	$2,245,615	$(2,724)	$8,225	$14,209,557

Common shares authorized (in thousands): 640,000. Preferred shares authorized (in thousands): 3,000. There were no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax, which are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	No Par Value	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2022	376,399	$10,071,820	$(18,046)	$(94,400)	$(4,611)	$16,236	$9,970,999
Comprehensive income, net of tax:
Net income				58,983		8,120	67,103
Other postretirement benefits liability adjustment, net of tax expense: $61					190		190
Dividends ($0.40 per share)				(148,765)			(148,765)
Share-based compensation plans	2,061	11,340	17,467				28,807
Convertible Notes settlements	3	48					48
Repurchase and retirement of common stock	(10,301)	(159,669)		(115,395)			(275,064)
Distribution to noncontrolling interest						(7,200)	(7,200)
Contribution from noncontrolling interest						11,250	11,250
Other						11,233	11,233
Balance at September 30, 2022	368,162	$9,923,539	$(579)	$(299,577)	$(4,421)	$39,639	$9,658,601

Balance at January 1, 2023	365,363	$9,891,890	$—	$1,283,578	$(2,994)	$40,854	$11,213,328
Comprehensive income, net of tax:
Net income (loss)				1,233,177		(80)	1,233,097
Other postretirement benefits liability adjustment, net of tax expense: $44					270		270
Dividends ($0.45 per share)				(162,567)			(162,567)
Share-based compensation plans	2,247	5,367					5,367
Convertible Notes settlements	7	98					98
Repurchase and retirement of common stock	(5,906)	(91,545)		(109,484)			(201,029)
Tug Hill and XcL Midstream Acquisition	49,600	2,152,631					2,152,631
Distribution to noncontrolling interest						(11,072)	(11,072)
Contribution from noncontrolling interest						3,750	3,750
Dissolution of consolidated variable interest entity (Note 1)						(25,227)	(25,227)
Other				911			911
Balance at September 30, 2023	411,311	$11,958,441	$—	$2,245,615	$(2,724)	$8,225	$14,209,557

Common shares authorized (in thousands): 640,000. Preferred shares authorized (in thousands): 3,000. There were no preferred shares issued or outstanding.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of September 30, 2023 and December 31, 2022, the results of its operations and equity for the three and nine month periods ended September 30, 2023 and 2022 and its cash flows for the nine month periods ended September 30, 2023 and 2022. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT" and "the Company" refer collectively to EQT Corporation and its consolidated subsidiaries unless otherwise noted.

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Dissolution of Consolidated Variable Interest Entity. In 2020, the Company entered into a partnership (the Partnership) with a third-party investor (the Investor) to purchase certain mineral rights in the Appalachian Basin. During the three months ended September 30, 2023, the Partnership's assets were distributed pro rata to the Company and the Investor, and the Partnership was dissolved. Prior to its dissolution, the Partnership was accounted for as a consolidated variable interest entity as the Company had the power to direct the activities that most significantly affected the Partnership's economic performance.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Nine Months Ended September 30,
	2023	2022

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$145,787	$208,239
Income taxes, net	13,441	10,529

Non-cash activity during the period for:
Tug Hill and XcL Midstream Acquisition	$2,152,631	$—
Increase in right-of-use assets and lease liabilities, net	25,849	1,651
Dissolution of consolidated variable interest entity	25,227	—
Increase in asset retirement costs and obligations	5,216	14,102
Capitalization of non-cash equity share-based compensation	4,587	3,923
Issuance of common stock for Convertible Notes settlement	98	48

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $382.2 million and $1,171.9 million in accounts receivable in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$859,512	$3,543,706	$3,337,600	$9,008,226
NGLs sales	108,205	134,636	274,932	475,988
Oil sales	34,166	15,852	68,034	61,815
Total revenues from contracts with customers	$1,001,883	$3,694,194	$3,680,566	$9,546,029

Other sources of revenue:
Gain (loss) on derivatives	177,906	(1,627,296)	1,167,144	(5,550,028)
Net marketing services and other	6,313	2,565	18,214	21,860
Total operating revenues	$1,186,102	$2,069,463	$4,865,924	$4,017,861

The following table summarizes the transaction price allocated to the Company's remaining performance obligations on all contracts with fixed consideration as of September 30, 2023. Amounts shown exclude contracts that qualified for the exception to the relative standalone selling price method as of September 30, 2023.

	2023 (a)	2024	Total

	(Thousands)
Natural gas sales	$1,007	$469	$1,476

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,866 billion cubic feet (Bcf) of natural gas and 881 thousand barrels (Mbbl) of NGLs as of September 30, 2023 and 1,424 Bcf of natural gas and 1,483 Mbbl of NGLs as of December 31, 2022. The open positions at both September 30, 2023 and December 31, 2022 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of September 30, 2023, the Company's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2023, none of the Company's OTC derivative instruments with credit rating risk-related contingent features were in a net liability position. As of December 31, 2022, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $347.6 million, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheet.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both September 30, 2023 and December 31, 2022, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2023 and December 31, 2022, the Company recorded $14.6 million and $100.6 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
September 30, 2023
Asset derivative instruments, at fair value	$577,926	$(198,511)	$—	$379,415
Liability derivative instruments, at fair value	274,684	(198,511)	(14,570)	61,603

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$(756,495)	$—	$55,876
Liability derivative instruments, at fair value	1,393,487	(756,495)	(100,623)	536,369

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

On June 3, 2023, President Biden signed legislation that raised the United States' debt limit, ratified and approved all permits and authorizations necessary for the construction and initial operation of the Mountain Valley Pipeline and directs the applicable federal officials and agencies to maintain such authorizations. Further, the legislation requires the Secretary of the Army to issue all permits or verifications necessary to complete project construction and allow for the Mountain Valley Pipeline's operation and maintenance. Given the impact of this legislation, the Company reevaluated its probability-weighted assessment of the achievement of an in-service date of the Mountain Valley Pipeline prior to December 31, 2024 and concluded that, as of September 30, 2023, based on the facts and circumstances that existed as of that date, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $54.4 million.

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

Exchange traded commodity swaps have Level 1 inputs. The fair value of the commodity swaps with Level 2 inputs is based on standard industry income approach models that use significant observable inputs, including, but not limited to, NYMEX natural gas forward curves, SOFR-based discount rates, basis forward curves and NGLs forward curves. The Company's collars and options are valued using standard industry income approach option models. The significant observable inputs used by the option pricing models include NYMEX forward curves, natural gas volatilities and SOFR-based discount rates.

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
September 30, 2023
Asset derivative instruments, at fair value	$577,926	$42,352	$535,574	$—
Liability derivative instruments, at fair value	274,684	45,464	229,220	—

December 31, 2022
Asset derivative instruments, at fair value	$812,371	$103,028	$709,343	$—
Liability derivative instruments, at fair value	1,393,487	154,601	1,238,886	—

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The carrying value of borrowings under the Company's revolving credit facility and the Term Loan Facility (defined in Note 6) approximates fair value as their interest rates are based on prevailing market rates. The Company considers these fair values to be Level 1 fair value measurements.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2023 and December 31, 2022, the Company's senior notes had a fair value of approximately $5.2 billion and $6.1 billion, respectively, and a carrying value of approximately $4.6 billion and $5.6 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM) is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of September 30, 2023 and December 31, 2022, the Company's note payable to EQM had a fair value of approximately $89 million and $96 million, respectively, and a carrying value of approximately $90 million and $94 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 3 for a discussion of the fair value measurement of the Henry Hub Cash Bonus. See Note 8 for a discussion of the fair value measurement of the contract asset. See Note 9 for a discussion of the fair value measurement of the Tug Hill and XcL Midstream Acquisition (defined in Note 9). See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the fair value measurement of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

5.    Income Taxes

For the nine months ended September 30, 2023 and 2022, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense (benefit) at an effective tax rate of 15.0% and (8.5)%, respectively. The Company's effective tax rate for the nine months ended September 30, 2023 was lower compared to the U.S. federal statutory rate due primarily as a result of the release of valuation allowances limiting certain state deferred tax assets and net state deferred tax benefit related to a rate reduction from a Pennsylvania tax law change enacted on July 8, 2022 and the Tug Hill and XcL Midstream Acquisition. The Company's effective tax rate for the nine months ended September 30, 2022 was lower compared to the U.S. federal statutory rate due primarily to a reduction to deferred state taxes from a Pennsylvania tax law change enacted on July 8, 2022, partly offset by nondeductible repurchase premiums on the Convertible Notes (defined in Note 6).

The Company recognizes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset (DTA) will not be realized. All available evidence, both positive and negative, is considered when determining the need for a valuation allowance. To determine whether a valuation allowance is required, the Company uses judgement to estimate future taxable income and considers the tax consequences in the jurisdiction where such taxable income is generated as well as evidence including the Company's current financial position, actual and forecasted results of operations, the reversal of deferred tax liabilities and tax planning strategies in addition to the current and forecasted business economics of the oil and gas industry. During the three months ended September 30, 2023, the Company concluded that the positive evidence, including the Company's change in its cumulative income position from loss to income and its forecasted income, more likely than not outweighed the negative evidence regarding the realization of the Company's DTA for certain state tax net operating loss (NOL) carryforwards. As a result, the Company recorded a state deferred tax benefit of $101 million related to its valuation allowance for its state NOL carryforwards in the Statement of Condensed Consolidated Operations for the three months ended September 30, 2023.

The Company has retained a valuation allowance related to its NOLs for certain entities and jurisdictions in which it is more likely than not that the benefit from the related DTA will not be realized as well as a valuation allowance against the portion of its federal and state DTAs, such as capital losses, which may expire before being fully utilized due to the limitation to offset only capital gains.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Debt

The table below summarizes the Company's outstanding debt.

	September 30, 2023		December 31, 2022
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Term Loan Facility due June 30, 2025 (b)	$1,250,000	$1,243,280	$—	$—
Senior notes:
7.42% series B notes due 2023	—	—	10,000	10,000
6.125% notes due February 1, 2025 (b)	601,521	600,128	911,467	908,168
5.678% notes due October 1, 2025	—	—	500,000	496,578
1.75% convertible notes due May 1, 2026	414,732	408,450	414,832	406,796
3.125% notes due May 15, 2026	392,915	389,674	440,857	436,198
7.75% debentures due July 15, 2026	115,000	113,591	115,000	113,218
3.90% notes due October 1, 2027	1,169,503	1,165,167	1,233,008	1,227,582
5.700% notes due April 1, 2028	500,000	489,810	500,000	493,941
5.00% notes due January 15, 2029	318,494	314,956	327,101	322,956
7.000% notes due February 1, 2030 (b)	674,800	670,865	714,800	710,138
3.625% notes due May 15, 2031	435,165	429,972	465,165	459,070
Note payable to EQM	89,973	89,973	94,320	94,320
Total debt	5,962,103	5,915,866	5,726,550	5,678,965
Less: Current portion of debt (c)	420,874	414,592	430,668	422,632
Long-term debt	$5,541,229	$5,501,274	$5,295,882	$5,256,333

(a)For the note payable to EQM, the principal value represents the carrying value. For all other debt, the principal value less the unamortized debt issuance costs and debt discounts represents the carrying value.
(b)Interest rates for the Term Loan Facility, the 6.125% senior notes and the 7.000% senior notes fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Interest rates on the Company's other outstanding debt do not fluctuate.
(c)As of September 30, 2023, the current portion of debt included the 1.75% convertible notes and a portion of the note payable to EQM. As of December 31, 2022, the current portion of debt included the 7.42% series B notes, the 1.75% convertible notes and a portion of the note payable to EQM.

Debt Repayments. The Company redeemed or repurchased the following debt during the nine months ended September 30, 2023.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Revolving Credit Facility. The Company has a $2.5 billion revolving credit facility that matures in June 2027.

As of September 30, 2023 and December 31, 2022, the Company had approximately $15 million and $25 million, respectively, of letters of credit outstanding under its revolving credit facility.

During the three months ended September 30, 2023 and 2022, under the Company's revolving credit facility, the maximum amount of outstanding borrowings was $158 million and $1,216 million, respectively, the average daily balance was approximately $28 million and $717 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.9% and 3.8%, respectively. During the nine months ended September 30, 2023 and 2022, under the Company's revolving credit facility, the maximum amount of outstanding borrowings was $158 million and $1,300 million, respectively, the average daily balance was approximately $9 million and $624 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.9% and 2.8%, respectively.

Term Loan Facility. On November 9, 2022, the Company entered into a Credit Agreement with PNC Bank, National Association, as administrative agent, and the other lenders party thereto (as amended, the Term Loan Agreement), under which such lenders agreed to make to the Company unsecured term loans in a single draw in an aggregate principal amount of up to $1.25 billion (the Term Loan Facility) to partly fund the Tug Hill and XcL Midstream Acquisition. On August 21, 2023, the Company borrowed $1.25 billion under the Term Loan Facility, receiving proceeds, net of $7.1 million of debt issuance costs, of $1,242.9 million.

At the Company's election, the $1.25 billion of borrowings under the Term Loan Facility bear interest at a Term SOFR Rate plus the SOFR Adjustment or Base Rate (all terms defined in the Term Loan Agreement), each plus a margin based on the Company's credit ratings. The Company may voluntarily prepay, in whole or in part, borrowings under the Term Loan Facility without premium or penalty but subject to reimbursement of funding losses with respect to prepayment of loans that bear interest based on the Term SOFR Rate. Borrowings under the Term Loan Facility that are repaid may not be re-borrowed. During the period from August 21, 2023 through September 30, 2023, under the Term Loan Facility, interest was incurred at a weighted average annual interest rate of 7.0%.

The Term Loan Agreement contains certain representations and warranties and various affirmative and negative covenants and events of default, including (i) a restriction on the ability of the Company and certain of its subsidiaries to incur or permit liens on assets, subject to certain significant exceptions, (ii) a restriction on the ability of certain of the Company's subsidiaries to incur debt, subject to certain significant exceptions, (iii) the establishment of a maximum consolidated debt-to-total capital ratio of the Company and its subsidiaries of 65%, (iv) a limitation on certain changes to the Company's business and (v) certain restrictions related to mergers and sales of all or substantially all of the Company's assets. As of September 30, 2023, the Company was in compliance with these covenants.

5.700% Senior Notes. On October 4, 2022, the Company issued its 5.700% senior notes to partly fund the Tug Hill and XcL Midstream Acquisition. On May 10, 2023, following the receipt of the requisite consents of holders of a majority of the aggregate principal amount of the Company's 5.700% senior notes, the Company amended the mandatory redemption provision of the indenture governing the Company's outstanding 5.700% senior notes. Under the terms set forth in the consent solicitation statement, the Company paid consent fees of $5.3 million in the aggregate to holders of outstanding 5.700% senior notes who delivered valid consents.

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

The table below summarizes adjustments made to the conversion rate for the Convertible Notes as a result of cash dividends paid by the Company on EQT Corporation common stock during the nine months ended September 30, 2023. Future cash dividends paid by the Company will result in further adjustments to the conversion rate.

Dividend Paid	Effective Date of Adjustment to Conversion Rate	Conversion Shares of EQT Corporation Common Stock per $1,000 Principal Amount
First Quarter of 2023	February 17, 2023	68.0740
Second Quarter of 2023	May 9, 2023	68.3917
Third Quarter of 2023	August 8, 2023	68.6360

The conversion rate is also subject to adjustment under certain other circumstances. In addition, following certain corporate events that occur prior to May 1, 2026 or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.

The Sale Price Condition for conversion of the Convertible Notes was satisfied as of September 30, 2023, and, accordingly, the Convertible Notes indenture permits holders of the Convertible Notes to convert any of their Convertible Notes at their option at any time during the fourth quarter of 2023, subject to the terms and conditions set forth in the Convertible Notes indenture. In addition, the Sales Price Condition for conversion of the Convertible Notes was satisfied as of December 31, 2022, and, accordingly, the Convertible Notes indenture permitted holders of the Convertible Notes to convert any of their Convertible Notes at their option at any time during the first quarter of 2023, subject to the terms and conditions set forth in the Convertible Notes indenture. Therefore, as of September 30, 2023 and December 31, 2022, the net carrying value of the Convertible Notes was included in current portion of debt in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below summarizes settlements of Convertible Notes conversion right exercises for the nine months ended September 30, 2023. The Company elected to settle all such conversions by issuing shares of EQT Corporation common stock to the converting holders. Convertible Notes conversion right exercises are accrued in the period received.

Settlement Month	Principal Converted	Shares Issued	Average Conversion Price

	(Thousands)
January 2023	$7	473	$33.70
February 2023	8	541	30.77
March 2023	6	408	31.46
April 2023	58	3,948	32.01
June 2023	4	272	39.06
July 2023	10	682	40.92
September 2023	6	411	42.35

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

Based on the closing stock price of EQT Corporation common stock of $40.58 on September 29, 2023 and excluding the impact of the Capped Call Transactions, the if-converted value of the Convertible Notes exceeded the principal amount by $740 million.

The table below summarizes the net carrying value and fair value of the Convertible Notes.

	September 30, 2023	December 31, 2022

	(Thousands)
Principal	$414,732	$414,832
Less: Unamortized debt issuance costs	6,282	8,036
Net carrying value of Convertible Notes	$408,450	$406,796

Fair value of Convertible Notes (a)	$1,155,337	$967,728

(a)The fair value is a Level 2 fair value measurement. See Note 4.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the components of interest expense related to the Convertible Notes. The effective interest rate for the Convertible Notes is 2.4%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands)
Contractual interest expense	$1,814	$1,821	$5,443	$6,191
Amortization of issuance costs	588	574	1,752	1,945
Total Convertible Notes interest expense	$2,402	$2,395	$7,195	$8,136

7.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic income available to shareholders	$81,255	$683,670	$1,233,177	$58,983
Add back: Interest expense on Convertible Notes, net of tax (a)	2,042	921	6,117	—
Diluted income available to shareholders	$83,297	$684,591	$1,239,294	$58,983

Weighted average common stock outstanding – Basic	383,359	369,987	368,936	371,308
Options, restricted stock, performance awards and stock appreciation rights	4,398	5,880	4,606	5,720
Convertible Notes (a)	28,433	28,022	28,317	—
Weighted average common stock outstanding – Diluted	416,190	403,889	401,859	377,028

Income per share of common stock attributable to EQT Corporation:
Basic	$0.21	$1.85	$3.34	$0.16
Diluted	$0.20	$1.69	$3.08	$0.16

(a)The Company uses the if-converted method to calculate the impact of the Convertible Notes on diluted income per share. For the nine months ended September 30, 2022, such if-converted securities of approximately 31.6 million as well as the related add back of interest expense on the Convertible Notes, net of tax, of $6.1 million were excluded from potentially dilutive securities because of their anti-dilutive effect on income per share.

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

9.    Tug Hill and XcL Midstream Acquisition

On August 22, 2023, the Company completed its acquisition (the Tug Hill and XcL Midstream Acquisition) of the upstream assets from THQ Appalachia I, LLC (the Upstream Seller) and the gathering and processing assets from THQ-XcL Holdings I, LLC (the Midstream Seller) through the acquisition of all of the issued and outstanding membership interests of each of THQ Appalachia I Midco, LLC and THQ-XcL Holdings I Midco, LLC pursuant to the Amended and Restated Purchase Agreement, dated December 23, 2022 (as amended, the Purchase Agreement), entered into by and among EQT Corporation, EQT Production Company (a wholly-owned indirect subsidiary of EQT Corporation), the Upstream Seller and the Midstream Seller.

The purchase price for the Tug Hill and XcL Midstream Acquisition consisted of 49,599,796 shares of EQT Corporation common stock and approximately $2.4 billion in cash, subject to customary post-closing adjustments. The Company funded the cash portion of the consideration with $1.25 billion of borrowings under its Term Loan Facility, $1.0 billion of cash on hand and the $150 million cash deposit previously placed in escrow. The Purchase Agreement has an economic effective date of July 1, 2022.

As a result of the Tug Hill and XcL Midstream Acquisition, the Company acquired approximately 90,000 net West Virginia acres, approximately 800 million cubic feet of natural gas equivalents (MMcfe) per day of current net production, approximately 145 miles of midstream gathering pipeline, compression and gas processing assets and approximately 55 miles of connected water infrastructure with four centralized storage facilities.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Allocation of Purchase Price. The Tug Hill and XcL Midstream Acquisition was accounted for as a business combination using the acquisition method. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of August 22, 2023. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary.

Preliminary Purchase Price Allocation

(Thousands)
Consideration:
Equity	$2,152,631
Cash	2,403,301
Settlement of pre-existing relationships	(31,754)
Total consideration	$4,524,178

Fair value of assets acquired:
Cash and cash equivalents	$100
Accounts receivable, net	75,961
Derivative instruments, at fair value	162,455
Prepaid expenses and other	1,825
Property, plant and equipment	4,555,311
Other assets	5,921
Total amount attributable to assets acquired	$4,801,573

Fair value of liabilities assumed:
Accounts payable	$162,668
Other current liabilities	47,399
Other liabilities and credits	67,328
Total amount attributable to liabilities assumed	$277,395

The fair value of the acquired developed natural gas and oil properties was measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital.

The fair value of the acquired undeveloped properties was primarily measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include timing and amount of future development from a market participant perspective.

The fair value of the acquired midstream and water infrastructure assets was measured primarily using the cost approach based on inputs that are not observable in the market and, as such, are considered Level 3 fair value measurements. Significant inputs include replacement costs for similar assets, relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets.

See Note 4 for a description of the fair value hierarchy.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Post-Acquisition Operating Results. The table below summarizes amounts contributed by the upstream, gathering and processing assets acquired in the Tug Hill and XcL Midstream Acquisition to the Company's consolidated results for the period from August 22, 2023 through September 30, 2023.

August 22, 2023 through September 30, 2023

(Thousands)
Sales of natural gas, NGLs and oil	$64,541
Loss on derivatives	(6,126)
Net marketing services and other	299
Total operating revenues	$58,714

Net loss	$(26,612)

Unaudited Pro Forma Information. The table below summarizes the Company's results as though the Tug Hill and XcL Midstream Acquisition had been completed on January 1, 2022. Certain of the Upstream Seller's and Midstream Seller's historical amounts were reclassified to conform to the Company's financial presentation of operations. Such unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the Tug Hill and XcL Midstream Acquisition occurred on January 1, 2022 nor are they indicative of future consolidated results of operations.

	Nine Months Ended September 30,
	2023	2022

	(Thousands, except per share amounts)
Pro forma sales of natural gas, NGLs and oil	$4,145,295	$10,899,338
Pro forma gain (loss) on derivatives	1,324,773	(5,535,540)
Pro forma net marketing services and other	20,720	31,034
Pro forma total operating revenues	$5,490,788	$5,394,832

Pro forma net income	$1,410,143	$646,609
Less: Pro forma net (loss) income attributable to noncontrolling interests	(80)	8,120
Pro forma net income attributable to EQT Corporation	$1,410,223	$638,489

Pro forma income per share of common stock attributable to EQT Corporation:
Pro forma net income attributable to EQT Corporation – Basic	$3.82	$1.72
Pro forma net income attributable to EQT Corporation – Diluted	$3.52	$1.69

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this report. Unless the context otherwise indicates, all references in this report to "EQT," the "Company," "we," "us," or "our" are to EQT Corporation and its subsidiaries, collectively. For certain industry specific terms used in this Quarterly Report on Form 10-Q, please see "Glossary of Commonly Used Terms, Abbreviations and Measurements" in our Annual Report on Form 10-K for the year ended December 31, 2022.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof, in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume and growth rates; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity, and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed acquisitions or other strategic transactions, including the Tug Hill and XcL Midstream Acquisition (defined and discussed in Note 9 to the Condensed Consolidated Financial Statements); the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital, including as a result of rising interest rates and other economic uncertainties; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures; risks associated with operating primarily in the Appalachian Basin and obtaining a substantial amount of our midstream services from Equitrans Midstream Corporation (Equitrans Midstream); the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to acquisitions and other significant transactions, including the Tug Hill and XcL Midstream Acquisition. These and other risks and uncertainties are described under the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and may be updated by the "Risk Factors" section of subsequent Quarterly Reports on Form 10-Q and other documents we subsequently file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended September 30, 2023 was $81.3 million, $0.20 per diluted share, compared to net income attributable to EQT Corporation for the same period in 2022 of $683.7 million, $1.69 per diluted share. The decrease was attributable primarily to decreased sales of natural gas, NGLs and oil, partly offset by a gain on derivatives in 2023 compared to a loss on derivatives in 2022 and income tax benefit in 2023 compared to income tax expense in 2022.

Net income attributable to EQT Corporation for the nine months ended September 30, 2023 was $1,233.2 million, $3.08 per diluted share, compared to net income attributable to EQT Corporation for the same period in 2022 of $59.0 million, $0.16 per diluted share. The increase was attributable primarily to a gain on derivatives in 2023 compared to a loss on derivatives in 2022, impairment of the contract asset in 2022 and a loss on debt extinguishment in 2022, partly offset by decreased sales of natural gas, NGLs and oil and income tax expense in 2023 compared to income tax benefit in 2022.

Results of operations for 2023 include the results of approximately one month of our operation of assets acquired in the Tug Hill and XcL Midstream Acquisition, which closed on August 22, 2023. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Tug Hill and XcL Midstream Acquisition.

See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

Trends and Uncertainties

Our sales volume and operating expenses on a per Mcfe basis for 2022 and the first half of 2023 were negatively impacted by fewer wells turned-in-line during 2022 compared to our 2022 planned development schedule due to third-party supply chain constraints. In addition, as a result of third-party supply chain constraints in 2022, we shifted the planned development of approximately 30 wells from 2022 to 2023 (the Rescheduled Wells). All of the Rescheduled Wells have been completed and were turned-to-sales as of July 2023, resulting in our third quarter 2023 sales volume returning to our maintenance level of production; however, our third quarter 2023 sales volume was negatively impacted by approximately 13 Bcfe of curtailments (inclusive of our operated and non-operated wells) principally in response to lower natural gas prices in the Appalachian Basin. Future supply chain constraints or declines in natural gas prices may result in adjustments to our 2023 planned development schedule or the development schedule of non-operated wells in which we have a working interest. Our sales volume and operating expenses on a per Mcfe basis for the second quarter of 2023 were also negatively impacted by lower-than-expected liquids volumes from unscheduled downtime at an in-basin ethane cracker plant to conduct equipment repairs and maintenance and a delay in the development schedule of certain wells that are not operated by us but in which we have a working interest in the volumes produced from such wells. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2023 planned development schedule or the development schedule of non-operated wells in which we have a working interest could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

The annual inflation rate in the United States was particularly high during 2022, and, although the inflation rate has decreased through 2023, it still remains elevated compared to historical levels. Inflationary pressures have multiple impacts on our business, including increasing our operating expenses and our cost of capital. While the prices for certain of the raw materials and services we use in our operations have generally decreased from the peak prices experienced during 2022, we will not fully realize the benefit of such reduced prices until we enter into new contracts for such materials and services, and inflationary pressures may cause prices to fluctuate. Additionally, certain of our commitments for demand charges under our existing long-term contracts and processing capacity are subject to consumer price index adjustments. Although we believe our scale and supply chain contracting strategy of using multi-year sand and frac crew contracts allows us to maximize capital and operating efficiencies, future increases in the inflation rate will negatively impact our long-term contracts with consumer price index adjustments.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Additionally, while the prices for natural gas, NGLs and oil have historically been volatile, price volatility was especially pronounced during 2022, with natural gas prices peaking in August 2022 and steadily declining thereafter. Natural gas prices have generally continued to trend down through the first half of 2023 but have moderately increased during the third quarter of 2023, although, through most of 2023, natural gas prices on average have remained lower than the prices experienced throughout 2022. We expect commodity price volatility to continue or increase throughout the remainder of 2023 due to macroeconomic uncertainty and geopolitical tensions, including continued developments pertaining to Russia's invasion of Ukraine and conflicts in the Middle East. Our revenue, profitability, rate of growth, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	491,472	463,856	1,374,527	1,406,715
NYMEX price ($/MMBtu)	$2.55	$8.18	$2.68	$6.75
Btu uplift	0.13	0.44	0.14	0.35
Natural gas price ($/Mcf)	$2.68	$8.62	$2.82	$7.10

Basis ($/Mcf) (a)	$(0.93)	$(0.97)	$(0.39)	$(0.70)
Cash settled basis swaps ($/Mcf)	0.12	(0.05)	(0.08)	(0.08)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.81)	$(1.02)	$(0.47)	$(0.78)
Average adjusted price ($/Mcf)	$1.87	$7.60	$2.35	$6.32
Cash settled derivatives ($/Mcf)	0.27	(4.32)	0.37	(3.24)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.14	$3.28	$2.72	$3.08
Natural gas sales, including cash settled derivatives	$1,053,146	$1,519,597	$3,741,247	$4,335,811

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	16,629	13,841	41,805	43,043
Sales volume (Mbbl)	2,772	2,307	6,968	7,174
NGLs price ($/Bbl)	$35.42	$48.77	$35.34	$57.25
Cash settled derivatives ($/Bbl)	(1.10)	(3.78)	(1.54)	(4.45)
Average NGLs price, including cash settled derivatives ($/Bbl)	$34.32	$44.99	$33.80	$52.80
NGLs sales, including cash settled derivatives	$95,120	$103,789	$235,509	$378,811
Ethane:
Sales volume (MMcfe) (b)	11,528	8,464	29,198	27,071
Sales volume (Mbbl)	1,921	1,411	4,866	4,512
Ethane price ($/Bbl)	$5.23	$15.68	$5.90	$14.47
Ethane sales	$10,039	$22,123	$28,699	$65,276
Oil:
Sales volume (MMcfe) (b)	3,071	1,505	6,814	4,629
Sales volume (Mbbl)	512	251	1,136	772
Oil price ($/Bbl)	$66.75	$63.20	$59.91	$80.12
Oil sales	$34,166	$15,852	$68,034	$61,815

Total liquids sales volume (MMcfe) (b)	31,228	23,810	77,817	74,743
Total liquids sales volume (Mbbl)	5,205	3,969	12,970	12,458
Total liquids sales	$139,325	$141,764	$332,242	$505,902

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,192,471	$1,661,361	$4,073,489	$4,841,713
Total sales volume (MMcfe)	522,700	487,666	1,452,344	1,481,458
Average realized price ($/Mcfe)	$2.28	$3.41	$2.80	$3.27

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures Reconciliation

The table below reconciles adjusted operating revenues, a non-GAAP supplemental financial measure, with total operating revenues, its most directly comparable financial measure calculated in accordance with GAAP. Adjusted operating revenues (also referred to in this report as total natural gas and liquids sales, including cash settled derivatives) is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues excludes the revenue impacts of changes in the fair value of derivative instruments prior to settlement and net marketing services and other. We use adjusted operating revenues to evaluate earnings trends because, as a result of the measure's exclusion of the often-volatile changes in the fair value of derivative instruments prior to settlement, the measure reflects only the impact of settled derivative contracts. Net marketing services and other consists of the costs of, and recoveries on, pipeline capacity releases, revenues for gathering and processing services provided to third parties and other revenues. Because we consider net marketing services and other to be unrelated to our natural gas and liquids production activities, adjusted operating revenues excludes net marketing services and other. We believe that adjusted operating revenues provides useful information to investors for evaluating period-to-period comparisons of earnings trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Thousands, unless otherwise noted)
Total operating revenues	$1,186,102	$2,069,463	$4,865,924	$4,017,861
(Deduct) add:
(Gain) loss on derivatives	(177,906)	1,627,296	(1,167,144)	5,550,028
Net cash settlements received (paid) on derivatives	255,804	(2,033,727)	625,051	(4,672,998)
Premiums (paid) received for derivatives that settled during the period	(65,216)	894	(232,128)	(31,318)
Net marketing services and other	(6,313)	(2,565)	(18,214)	(21,860)
Adjusted operating revenues, a non-GAAP financial measure	$1,192,471	$1,661,361	$4,073,489	$4,841,713

Total sales volume (MMcfe)	522,700	487,666	1,452,344	1,481,458
Average realized price ($/Mcfe)	$2.28	$3.41	$2.80	$3.27

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales Volume and Revenues

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	492,172	456,495	35,677	7.8
Ohio Utica	21,801	30,531	(8,730)	(28.6)
Other	8,727	640	8,087	1,263.6
Total sales volume	522,700	487,666	35,034	7.2

Average daily sales volume (MMcfe/d)	5,682	5,301	381	7.2

Operating revenues:
Sales of natural gas, NGLs and oil	$1,001,883	$3,694,194	$(2,692,311)	(72.9)
Gain (loss) on derivatives	177,906	(1,627,296)	1,805,202	(110.9)
Net marketing services and other	6,313	2,565	3,748	146.1
Total operating revenues	$1,186,102	$2,069,463	$(883,361)	(42.7)

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended September 30, 2023 compared to the same period in 2022 due to lower average realized price, partly offset by increased sales volume.

Average realized price decreased for the three months ended September 30, 2023 compared to the same period in 2022 due to lower NYMEX prices, partly offset by favorable cash settled derivatives and favorable differential. For the three months ended September 30, 2023, we received $255.8 million of net cash settlements on derivatives, composed of $199.0 million of net cash settlements received on our NYMEX natural gas hedge positions and $56.8 million of net cash settlements received on our basis and liquids hedge positions. For the same period in 2022, we paid $2,033.7 million of net cash settlements on derivatives, composed of $2,003.2 million of net cash settlements paid on our NYMEX natural gas hedge positions and $30.5 million of net cash settlements paid on our basis and liquids hedge positions. Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended September 30, 2023 and 2022, we paid $65.2 million and received $0.9 million, respectively, of premiums for derivatives that settled during the period.

Sales volume increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily as a result of sales volume increases of 25 Bcfe from the assets acquired in the Tug Hill and XcL Midstream Acquisition in addition to wells, including the Rescheduled Wells, turned-in-line during 2023.

Gain (loss) on derivatives. For the three months ended September 30, 2023, we recognized a gain on derivatives of $177.9 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices. For the same period in 2022, we recognized a loss on derivatives of $1,627.3 million related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Sales volume by shale (MMcfe):
Marcellus	1,375,952	1,377,637	(1,685)	(0.1)
Ohio Utica	64,481	98,206	(33,725)	(34.3)
Other	11,911	5,615	6,296	112.1
Total sales volume	1,452,344	1,481,458	(29,114)	(2.0)

Average daily sales volume (MMcfe/d)	5,320	5,427	(107)	(2.0)

Operating revenues:
Sales of natural gas, NGLs and oil	$3,680,566	$9,546,029	$(5,865,463)	(61.4)
Gain (loss) on derivatives	1,167,144	(5,550,028)	6,717,172	(121.0)
Net marketing services and other	18,214	21,860	(3,646)	(16.7)
Total operating revenues	$4,865,924	$4,017,861	$848,063	21.1

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower average realized price and decreased sales volume.

Average realized price decreased for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower NYMEX and liquids prices, partly offset by favorable cash settled derivatives and favorable differential. For the nine months ended September 30, 2023, we received $625.1 million of net cash settlements on derivatives, composed of $738.1 million of net cash settlements received on our NYMEX natural gas hedge positions and $113.0 million of net cash settlements paid on our basis and liquids hedge positions. For the same period in 2022, we paid $4,673.0 million of net cash settlements on derivatives, composed of $4,525.4 million of net cash settlements paid on our NYMEX natural gas hedge positions and $147.6 million of net cash settlements paid on our basis and liquids hedge positions. Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the nine months ended September 30, 2023 and 2022, we paid premiums for derivatives that settled during the period of $232.1 million and $31.3 million, respectively.

Sales volume decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily as a result of sales volume decreases from natural decline of producing wells, fewer wells turned-in-line throughout 2022 as a result of third-party supply chain constraints and delays in the development schedule of certain non-operated wells in which we have a working interest, partly offset by sales volume increases of 25 Bcfe from the assets acquired in the Tug Hill and XcL Midstream Acquisition as well as sales volume increases from our operated wells as a result of efficiencies in our drilling and completions operations and wells, including the Rescheduled Wells, turned-in-line during 2023.

Gain (loss) on derivatives. For the nine months ended September 30, 2023, we recognized a gain on derivatives of $1,167.1 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices, partly offset by a loss on the derivative liability related to the Henry Hub Cash Bonus (defined and discussed in Note 3 to the Condensed Consolidated Financial Statements). For the same period in 2022, we recognized a loss on derivatives of $5,550.0 million related primarily to decreases in the fair market value of our NYMEX swaps and options due to increases in NYMEX forward prices, partly offset by a gain on the derivative liability related to the Henry Hub Cash Bonus.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$328,549	$337,532	$(8,983)	(2.7)
Transmission	166,572	151,425	15,147	10.0
Processing	59,667	52,135	7,532	14.4
Lease operating expense (LOE)	44,318	39,934	4,384	11.0
Production taxes	22,775	41,851	(19,076)	(45.6)
Exploration	447	357	90	25.2
Selling, general and administrative	56,942	67,231	(10,289)	(15.3)

Production depletion	$439,613	$413,706	$25,907	6.3
Other depreciation and depletion	7,273	4,989	2,284	45.8
Total depreciation and depletion	$446,886	$418,695	$28,191	6.7

Per Unit ($/Mcfe):
Gathering	$0.63	$0.69	$(0.06)	(8.7)
Transmission	0.32	0.31	0.01	3.2
Processing	0.11	0.11	—	—
LOE	0.08	0.08	—	—
Production taxes	0.04	0.09	(0.05)	(55.6)
Selling, general and administrative	0.11	0.14	(0.03)	(21.4)
Production depletion	0.84	0.85	(0.01)	(1.2)

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to lower gathering rates on certain contracts indexed to price as well as the impact of the gathering assets acquired in the Tug Hill and XcL Midstream Acquisition, which are wholly-owned by us and, therefore, reduce our gathering cost structure on a per Mcfe basis.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to additional capacity acquired.

Processing. Processing expense increased on an absolute basis for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to processing expenses for the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition.

LOE. LOE increased on an absolute basis for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to the assets acquired in the Tug Hill and XcL Midstream Acquisition, partly offset by lower salt water disposal costs and increased recycling. Saltwater disposal costs and recycle rates were favorably impacted by increased use of our internally developed produced water gathering and storage system, which was placed in service during the fourth quarter of 2022.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the three months ended September 30, 2023 compared to the same period in 2022 due to lower West Virginia severance taxes and Pennsylvania impact fees, which decreased due to lower TETCO M2 and NYMEX prices, respectively.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to lower long-term incentive compensation costs as a result of decreases in awards outstanding and changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense increased on an absolute basis for the three months ended September 30, 2023 compared to the same period in 2022 due to increased sales volume.

Impairment and expiration of leases. During the three months ended September 30, 2023 and 2022, we recognized impairment and expiration of leases of $6.4 million and $20.5 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to transaction costs associated with the Tug Hill and XcL Midstream Acquisition, partly offset by decreased legal reserves, including from settlements.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$954,304	$997,161	$(42,857)	(4.3)
Transmission	473,651	447,914	25,737	5.7
Processing	164,979	151,825	13,154	8.7
LOE	108,334	122,577	(14,243)	(11.6)
Production taxes	61,737	112,776	(51,039)	(45.3)
Exploration	2,602	2,870	(268)	(9.3)
Selling, general and administrative	168,999	195,603	(26,604)	(13.6)

Production depletion	$1,212,499	$1,254,566	$(42,067)	(3.4)
Other depreciation and depletion	17,756	15,370	2,386	15.5
Total depreciation and depletion	$1,230,255	$1,269,936	$(39,681)	(3.1)

Per Unit ($/Mcfe):
Gathering	$0.66	$0.67	$(0.01)	(1.5)
Transmission	0.33	0.30	0.03	10.0
Processing	0.11	0.10	0.01	10.0
LOE	0.07	0.08	(0.01)	(12.5)
Production taxes	0.04	0.08	(0.04)	(50.0)
Selling, general and administrative	0.12	0.13	(0.01)	(7.7)
Production depletion	0.83	0.85	(0.02)	(2.4)

Gathering. Gathering expense decreased on an absolute basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower gathering rates on certain contracts indexed to price as well as decreased sales volume. Gathering expense decreased on a per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower gathering rates on certain contracts indexed to price.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to additional capacity acquired, partly offset by credits received from the Texas Eastern Transmission Pipeline.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Processing. Processing expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to processing expenses for the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition as well as inflation of contracted processing rates.

LOE. LOE decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower salt water disposal costs and increased recycling. Saltwater disposal costs and recycle rates were favorably impacted by increased use of our internally developed produced water gathering and storage system, which was placed in service during the fourth quarter of 2022.

Production taxes. Production taxes decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower West Virginia severance taxes and Pennsylvania impact fees, which decreased due to lower sales volume and lower TETCO M2 and NYMEX prices, respectively.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower long-term incentive compensation costs as a result of decreases in awards outstanding and changes in the fair value of awards. Long-term incentive compensation may fluctuate with changes in our stock price and performance conditions.

Depreciation and depletion. Production depletion expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2023 compared to the same period in 2022 due to a lower annual depletion rate and decreased sales volume.

Loss (gain) on sale/exchange of long-lived assets. During the nine months ended September 30, 2023, we recognized a loss on sale/exchange of long-lived assets of $17.8 million related to acreage trade agreements where the carrying value of the acres traded exceeded the fair value of the acres received.

Impairment of contract asset. During the nine months ended September 30, 2022, we recognized impairment of our contract asset of $184.9 million. See Note 8 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the nine months ended September 30, 2023 and 2022, we recognized impairment and expiration of leases of $22.3 million and $97.5 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to transaction costs associated with the Tug Hill and XcL Midstream Acquisition, partly offset by decreased legal reserves, including from settlements.

Other Income Statement Items

(Income) loss from investments. For the nine months ended September 30, 2023, we recognized income from investments due to equity earnings on our equity method investments and a gain on our investment in the Investment Fund (defined in Note 4 to the Condensed Consolidated Financial Statements). For the nine months ended September 30, 2022, we recognized a loss from investments due to a loss on our sale of our investment in Equitrans Midstream, partly offset by equity earnings on our equity method investments and a gain on our investment in the Investment Fund.

Dividend and other income. Dividend and other income decreased for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower dividends received on our investment in the Investment Fund as well as dividends received on our investment in Equitrans Midstream in 2022.

Loss (gain) on debt extinguishment. During the three and nine months ended September 30, 2022, we recognized a loss on debt extinguishment of $27.8 million and $139.1 million, respectively, due to the repayment and repurchase of debt discussed in Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest expense, net. Interest expense, net was flat for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to higher interest expense on debt as a result of senior notes issuances in the fourth quarter of 2022 as well as the draw down of the Term Loan Facility (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements) in August 2023, wholly offset by higher interest income earned as well as lower interest expense on our revolving credit facility from lower borrowings thereunder.

Interest expense, net decreased for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to higher interest income earned as well as lower interest expense on our revolving credit facility from lower borrowings and reduced letters of credit balances thereunder, partly offset by higher interest expense on debt as a result of senior notes issuances in the fourth quarter of 2022 as well as the draw down of the Term Loan Facility in August 2023.

Income tax (benefit) expense. See Note 5 to the Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

Although we cannot provide any assurance, we believe cash flows from operating activities and availability under our revolving credit facility should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, planned capital expenditures and commitments for at least the next twelve months and, based on current expectations, for the long term.

Planned Capital Expenditures and Sales Volume. In the fourth quarter of 2023, we expect to spend approximately $525 million to $575 million in total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2023 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In the fourth quarter of 2023, we expect our sales volume to be 525 Bcfe to 575 Bcfe.

Operating Activities. Net cash provided by operating activities was $2,554 million for the nine months ended September 30, 2023 compared to $2,402 million for the same period in 2022. The increase was due primarily to net cash settlements received on derivatives in 2023 compared to net cash settlements paid on derivatives in 2022, favorable changes in working capital driven by declining accounts receivable and lower margin postings as well as lower cash operating expenses and interest expense, partly offset by lower cash operating revenues.

Our cash flows from operating activities are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. For a discussion of potential commodity market risks, refer to "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Investing Activities. Net cash used in investing activities was $3,774 million for the nine months ended September 30, 2023 compared to $1,017 million for the same period in 2022. The increase was attributable primarily to cash paid for the Tug Hill and XcL Midstream Acquisition in 2023 and increased capital expenditures.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Millions)
Reserve development	$355	$271	$1,147	$797
Land and lease (a)	41	34	101	122
Capitalized overhead	15	14	44	39
Capitalized interest	8	7	27	19
Other production infrastructure	17	27	49	59
Other	9	3	19	6
Total capital expenditures	445	356	1,387	1,042
Add: Non-cash items (b)	59	6	99	5
Total cash capital expenditures	$504	$362	$1,486	$1,047

(a)Capital expenditures attributable to noncontrolling interests were $6.6 million for the three months ended September 30, 2022 and $8.5 million and $11.0 million for the nine months ended September 30, 2023 and 2022, respectively. There were no capital expenditures attributable to noncontrolling interests for the three months ended September 30, 2023.
(b)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

Financing Activities. Net cash used in financing activities was $174 million for the nine months ended September 30, 2023 compared to $1,411 million for the same period in 2022. For the nine months ended September 30, 2023, the primary source of financing cash flows was proceeds from the Term Loan Facility borrowings, and the primary uses of financing cash flows were repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends. For the nine months ended September 30, 2022, the primary uses of financing cash flows were repayment and repurchase of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our revolving credit facility and the Term Loan Facility.

On October 12, 2023, our Board of Directors declared a quarterly cash dividend of $0.1575 per share of EQT Corporation common stock, payable on December 1, 2023, to shareholders of record at the close of business on November 8, 2023.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of September 30, 2023. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independent from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investors Service (Moody's)	Baa3	Stable
Standard & Poor's Ratings Service (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our revolving credit facility, the interest rate on the Term Loan Facility and senior notes with adjustable rates, the rates available on new long-term debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over the counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our revolving credit facility and the Term Loan Facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our revolving credit facility and the Term Loan Facility contain financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of September 30, 2023, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our revolving credit facility and the Term Loan Facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of October 20, 2023. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q4 2023 (a)	Q1 2024	Q2 2024	Q3 2024	Q4 2024
Hedged Volume (MMDth)	377	263	239	237	98
Hedged Volume (MMDth/d)	4.1	2.9	2.6	2.6	1.1
Swaps – Long
Volume (MMDth)	14	—	—	—	—
Avg. Price ($/Dth)	$4.77	$—	$—	$—	$—
Swaps – Short
Volume (MMDth)	97	113	191	188	65
Avg. Price ($/Dth)	$3.01	$3.59	$3.28	$3.28	$3.28
Calls – Long
Volume (MMDth)	58	13	13	13	13
Avg. Strike ($/Dth)	$3.28	$3.20	$3.20	$3.20	$3.20
Calls – Short
Volume (MMDth)	243	162	61	62	46
Avg. Strike ($/Dth)	$4.78	$6.16	$4.22	$4.22	$4.27
Puts – Long
Volume (MMDth)	294	150	48	49	33
Avg. Strike ($/Dth)	$3.67	$4.17	$3.93	$3.93	$4.04
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(91)	$(34)	$(4)	$(4)	$—
(a)October 1 through December 31.

We have also entered into derivative instruments to hedge basis. We may use other contractual agreements to implement our commodity hedging strategy from time to time.

See "Quantitative and Qualitative Disclosures About Market Risk" and Note 3 to the Condensed Consolidated Financial Statements for further discussion of our hedging program.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
When able, we determine an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. See Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters. As of September 30, 2023, there have been no material changes to such matters as disclosed therein. See also "Legal Proceedings" for a description of certain other pending environmental matters for which we accrued contingent liabilities.

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

Critical Accounting Policies and Estimates

Our critical accounting policies, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2022. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

The overall objective of our hedging program is to protect our cash flows from undue exposure to the risk of changing commodity prices. Our use of derivatives is further described in Note 3 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Commodity Risk Management." Our OTC derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of those institutions is regularly monitored. We primarily enter into derivative instruments to hedge forecasted sales of production. We also enter into derivative instruments to hedge basis. Our use of derivative instruments is implemented under a set of policies approved by our management-level Hedge and Financial Risk Committee and is reviewed by our Board of Directors.

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

We monitor price and production levels on a continuous basis and adjust quantities hedged as warranted.

A hypothetical decrease of 10% in the NYMEX natural gas price on September 30, 2023 and December 31, 2022 would increase the fair value of our natural gas derivative commodity instruments by approximately $319 million and $727 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on September 30, 2023 and December 31, 2022 would decrease the fair value of our natural gas derivative commodity instruments by approximately $323 million and $333 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on September 30, 2023 and December 31, 2022 to our natural gas derivative commodity instruments as of September 30, 2023 and December 31, 2022 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility and the Term Loan Facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates on the borrowings under our revolving credit facility and the Term Loan Facility during the nine months ended September 30, 2023 would have increased interest expense by approximately $13 million.

Interest rates for our revolving credit facility, the Term Loan Facility, our 6.125% senior notes due 2025 and our 7.000% senior notes due 2030 fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates on our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see "Risk Factors – Our exploration and production operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2022. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 70%, or $536 million, of our OTC derivative contracts outstanding at September 30, 2023 had a positive fair value. Approximately 36%, or $710 million, of our OTC derivative contracts outstanding at December 31, 2022 had a positive fair value.

As of September 30, 2023, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended September 30, 2023, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

No one lender of the large group of financial institutions in the syndicate for our revolving credit facility and the Term Loan Facility holds more than 10% and 15%, respectively, of the financial commitments under such facility. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2023, we completed the Tug Hill and XcL Midstream Acquisition and began integrating the acquired assets into our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls.

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

There are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2022 and in the "Legal Proceedings" sections of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Conversion of Certain Convertible Notes. During the third quarter of 2023, we settled conversion notices submitted by holders of Convertible Notes (defined and discussed in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of certain Convertible Notes (the Converted Notes) by issuing to such converting holders shares of EQT Corporation common stock as stated in the below table. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
July 5, 2023	$7	477	$20
July 25, 2023	3	205	8
September 13, 2023	6	411	17

Repurchases of Equity Securities. We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the third quarter of 2023.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. As a result of such extension, the Share Repurchase Program will expire on December 31, 2024, but it may be suspended, modified or discontinued at any time without prior notice. As of September 30, 2023, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01(a)*	Amended and Restated Purchase Agreement, dated December 23, 2022, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on December 27, 2022.
2.01(b)	First Amendment to Amended and Restated Purchase Agreement, dated April 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-3551) filed on August 22, 2023.
2.01(c)	Second Amendment to Amended and Restated Purchase Agreement, dated August 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-3551) filed on August 22, 2023.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
10.01	Registration Rights Agreement, dated August 22, 2023, among EQT Corporation and certain security holders thereof party thereto, including THQ Appalachia I, LLC and THQ-XcL Holdings I, LLC.	Incorporated herein by reference to Exhibit 4.3 to Form S-3ASR (#333-274147) filed on August 22, 2023.
10.02(a)*	Letter Agreement, dated October 3, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02(a).
10.02(b)*	Fifth Amendment to Gas Gathering and Compression Agreement, dated October 4, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering OpCo, LLC.	Filed herewith as Exhibit 10.02(b).
10.02(c)*	Letter Agreement (Fuel Gas), dated October 5, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC, EQM Gathering Opco, LLC and Equitrans, L.P., relating to that certain Fifth Amendment to Gas Gathering and Compression Agreement, dated October 4, 2023.	Filed herewith as Exhibit 10.02(c).
10.02(d)*	Amended and Restated Letter Agreement, dated October 12, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Letter Agreement, dated October 3, 2023 and further that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02(d).

Exhibit No.	Description	Method of Filing
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQT Corporation hereby undertakes to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  October 26, 2023