Form 10-Q
period 2024-03-31
EQT Corp
filed 2024-04-24
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of April 19, 2024: 441,592

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,303,905	$1,830,358
Gain on derivatives	106,511	824,852
Net marketing services and other	1,852	5,861
Total operating revenues	1,412,268	2,661,071
Operating expenses:
Transportation and processing	545,181	514,984
Production	102,319	47,940
Exploration	916	952
Selling, general and administrative	73,053	51,894
Depreciation and depletion	486,750	387,685
Loss on sale/exchange of long-lived assets	147	16,528
Impairment and expiration of leases	9,209	10,546
Other operating expenses	11,973	19,662
Total operating expenses	1,229,548	1,050,191
Operating income	182,720	1,610,880
Income from investments	(2,260)	(4,764)
Other income	(205)	(175)
Loss (gain) on debt extinguishment	3,449	(6,606)
Interest expense, net	54,371	46,546
Income before income taxes	127,365	1,575,879
Income tax expense	24,302	356,646
Net income	103,063	1,219,233
Less: Net (loss) income attributable to noncontrolling interests	(425)	685
Net income attributable to EQT Corporation	$103,488	$1,218,548

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	439,459	361,462
Net income attributable to EQT Corporation	$0.24	$3.37
Diluted (Note 7):
Weighted average common stock outstanding	444,967	393,883
Net income attributable to EQT Corporation	$0.23	$3.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(Thousands)
Net income	$103,063	$1,219,233
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax: $13 and $15	43	164
Comprehensive income	103,106	1,219,397
Less: Comprehensive (loss) income attributable to noncontrolling interests	(425)	685
Comprehensive income attributable to EQT Corporation	$103,531	$1,218,712

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$648,048	$80,977
Accounts receivable (less provision for doubtful accounts: $89 and $663)	445,156	823,695
Derivative instruments, at fair value	817,996	978,634
Income tax receivable	90,665	91,414
Prepaid expenses and other	93,914	38,255
Total current assets	2,095,779	2,012,975

Property, plant and equipment	34,360,921	33,817,169
Less: Accumulated depreciation and depletion	11,338,339	10,866,999
Net property, plant and equipment	23,022,582	22,950,170

Other assets	319,959	321,953
Total assets	$25,438,320	$25,285,098

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$606,967	$292,432
Accounts payable	1,124,918	1,272,522
Derivative instruments, at fair value	336,104	186,363
Other current liabilities	305,644	285,523
Total current liabilities	2,373,633	2,036,840

Term Loan Facility borrowings	497,390	1,244,265
Senior notes	4,319,747	4,176,180
Note payable to EQM Midstream Partners, LP	80,637	82,236
Deferred income taxes	1,928,228	1,904,821
Other liabilities and credits	1,067,284	1,059,939
Total liabilities	10,266,919	10,504,281

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 441,558 and 419,896	12,450,876	12,093,986
Retained earnings	2,715,974	2,681,898
Accumulated other comprehensive loss	(2,641)	(2,684)
Total common shareholders' equity	15,164,209	14,773,200
Noncontrolling interest in consolidated subsidiaries	7,192	7,617
Total equity	15,171,401	14,780,817
Total liabilities and equity	$25,438,320	$25,285,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$103,063	$1,219,233
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	23,394	356,618
Depreciation and depletion	486,750	387,685
Impairments and loss/gain on sale/exchange of long-lived assets	9,356	27,074
Income from investments	(2,260)	(4,764)
Loss (gain) on debt extinguishment	3,449	(6,606)
Share-based compensation expense	10,551	11,276
Distribution of earnings from equity method investment	2,852	5,456
Amortization, accretion and other	2,797	3,888
Gain on derivatives	(106,511)	(824,852)
Net cash settlements received on derivatives	451,004	157,000
Net premiums paid on derivatives	(33,904)	(94,916)
Changes in other assets and liabilities:
Accounts receivable	372,654	980,908
Accounts payable	(117,157)	(422,519)
Other current assets	(55,501)	(80,472)
Other items, net	5,126	(52,241)
Net cash provided by operating activities	1,155,663	1,662,768
Cash flows from investing activities:
Capital expenditures	(534,468)	(494,784)
Cash paid for acquisitions	(30,053)	—
Other investing activities	(2,631)	(3,542)
Net cash used in investing activities	(567,152)	(498,326)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	107,000	—
Repayment of revolving credit facility borrowings	(107,000)	—
Proceeds from issuance of debt	750,000	—
Proceeds from net settlement of Capped Call Transactions (Note 6)	93,290	—
Debt issuance costs	(8,147)	—
Repayment and retirement of debt	(752,112)	(211,429)
Discounts received on debt extinguishment	—	7,981
Dividends paid	(69,412)	(54,070)
Repurchase and retirement of common stock	—	(201,029)
Net distribution to noncontrolling interest	—	(85)
Other financing activities	(35,059)	(37,192)
Net cash used in financing activities	(21,440)	(495,824)
Net change in cash and cash equivalents	567,071	668,618
Cash and cash equivalents at beginning of period	80,977	1,458,644
Cash and cash equivalents at end of period	$648,048	$2,127,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2023	365,363	$9,891,890	$1,283,578	$(2,994)	$40,854	$11,213,328
Comprehensive income, net of tax:
Net income			1,218,548		685	1,219,233
Other postretirement benefits liability adjustment, net of tax: $15				164		164
Dividends ($0.15 per share)			(54,070)			(54,070)
Share-based compensation plans	2,127	(24,023)				(24,023)
Convertible Notes settlements	2	70				70
Repurchase and retirement of common stock	(5,906)	(91,545)	(109,484)			(201,029)
Distribution to noncontrolling interest					(3,835)	(3,835)
Contribution from noncontrolling interest					3,750	3,750
Balance at March 31, 2023	361,586	$9,776,392	$2,338,572	$(2,830)	$41,454	$12,153,588

Balance at January 1, 2024	419,896	$12,093,986	$2,681,898	$(2,684)	$7,617	$14,780,817
Comprehensive income, net of tax:
Net income (loss)			103,488		(425)	103,063
Other postretirement benefits liability adjustment, net of tax: $13				43		43
Dividends ($0.1575 per share)			(69,412)			(69,412)
Share-based compensation plans	1,670	(22,008)				(22,008)
Convertible Notes settlements	19,992	285,608				285,608
Net settlement of Capped Call Transactions		93,290				93,290
Balance at March 31, 2024	441,558	$12,450,876	$2,715,974	$(2,641)	$7,192	$15,171,401

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of March 31, 2024 and December 31, 2023 and the results of its operations, equity and cash flows for the three month periods ended March 31, 2024 and 2023. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT" and the "Company" refer collectively to EQT Corporation and its consolidated subsidiaries unless otherwise noted.

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Three Months Ended March 31,
	2024	2023

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$49,752	$42,650
Income taxes, net	6,879	13,526

Non-cash activity during the period for:
Issuance of EQT Corporation common stock for Convertible Notes settlement	285,608	70
Increase in asset retirement costs and obligations	6,918	2,686
Increase in right-of-use assets and lease liabilities, net	3,634	—
Investment in nonconsolidated entity	2,375	—
Capitalization of non-cash equity share-based compensation	1,771	1,362

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

2.    Revenue from Contracts with Customers

Under the Company's natural gas, natural gas liquids (NGLs) and oil sales contracts, the Company generally considers the delivery of each unit (million British thermal units (MMBtu) or barrel (Bbl)) to be a separate performance obligation that is satisfied upon delivery. These contracts typically require payment within 25 days of the end of the calendar month in which the commodity is delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company's efforts to satisfy the performance obligations. Other contracts, such as fixed price contracts or contracts with a fixed differential to New York Mercantile Exchange (NYMEX) or index prices, contain fixed consideration. The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price.

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $307.2 million and $584.8 million in accounts receivable in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. These contracts are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended March 31,
	2024	2023

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$1,121,574	$1,712,232
NGLs sales	156,150	98,828
Oil sales	26,181	19,298
Total revenues from contracts with customers	$1,303,905	$1,830,358

Other sources of revenue:
Gain on derivatives	106,511	824,852
Net marketing services and other	1,852	5,861
Total operating revenues	$1,412,268	$2,661,071

As of March 31, 2024, the Company had no remaining performance obligations on its natural gas sales contracts with fixed consideration.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. These agreements may result in payments to, or receipt of payments from, counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements when executing its commodity hedging strategy. The Company typically enters into over the counter (OTC) derivative commodity instruments with financial institutions, and the creditworthiness of all counterparties is regularly monitored.

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized in operating revenues in gain on derivatives in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,072 billion cubic feet (Bcf) of natural gas and 3,300 thousand barrels (Mbbl) of NGLs as of March 31, 2024 and 2,045 Bcf of natural gas and 1,049 Mbbl of NGLs as of December 31, 2023. The open positions at both March 31, 2024 and December 31, 2023 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of March 31, 2024, the Company's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2024, none of the Company's OTC derivative instruments with credit rating risk-related contingent features were in a net liability position. As of December 31, 2023, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $6.4 million, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheet.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both March 31, 2024 and December 31, 2023, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2024 and December 31, 2023, the Company recorded $69.3 million and $13.0 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
March 31, 2024
Asset derivative instruments, at fair value	$817,996	$(221,506)	$—	$596,490
Liability derivative instruments, at fair value	336,104	(221,506)	(69,315)	45,283

December 31, 2023
Asset derivative instruments, at fair value	$978,634	$(112,203)	$—	$866,431
Liability derivative instruments, at fair value	186,363	(112,203)	(13,017)	61,143

Henry Hub Cash Bonus. The consolidated gas gathering and compression agreement, dated February 26, 2020, between the Company and an affiliate of Equitrans Midstream Corporation (Equitrans Midstream) provides for cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during the period beginning on the first day of the quarter in which the Mountain Valley Pipeline is placed in service and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. As of March 31, 2024 and December 31, 2023, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $29 million and $48 million, respectively. The fair value of the derivative liability related to the Henry Hub Cash Bonus is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
March 31, 2024
Asset derivative instruments, at fair value	$817,996	$43,355	$774,641	$—
Liability derivative instruments, at fair value	336,104	53,297	282,807	—

December 31, 2023
Asset derivative instruments, at fair value	$978,634	$66,302	$912,332	$—
Liability derivative instruments, at fair value	186,363	42,218	144,145	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. The Company's senior notes had a fair value of approximately $4.9 billion as of both March 31, 2024 and December 31, 2023 and a carrying value of approximately $4.9 billion and $4.5 billion as of March 31, 2024 and December 31, 2023, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM), a wholly-owned subsidiary of Equitrans Midstream, is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of March 31, 2024 and December 31, 2023, the Company's note payable to EQM had a fair value of approximately $88 million and $91 million, respectively, and a carrying value of approximately $87 million and $88 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 3 for a discussion of the fair value measurement of the Henry Hub Cash Bonus. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the fair value measurement and any subsequent impairments of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

5.    Income Taxes

For the three months ended March 31, 2024 and 2023, the Company calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense at an effective tax rate of 19.1% and 22.6%, respectively. The Company's effective tax rate for the three months ended March 31, 2024 was lower compared to the U.S. federal statutory rate primarily as a result of excess tax benefits from share-based payments partly offset by state taxes. The Company's effective tax rate for the three months ended March 31, 2023 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits.

6.    Debt

The table below summarizes the Company's outstanding debt.

	March 31, 2024		December 31, 2023
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Term Loan Facility due June 30, 2026 (b)	$500,000	$497,390	$1,250,000	$1,244,265
Senior notes:
6.125% notes due February 1, 2025 (b)	601,521	600,650	601,521	600,389
1.75% convertible notes due May 1, 2026 (c)	—	—	290,177	286,185
3.125% notes due May 15, 2026	392,915	390,282	392,915	389,978
7.75% debentures due July 15, 2026	115,000	113,840	115,000	113,716
3.90% notes due October 1, 2027	1,169,503	1,165,710	1,169,503	1,165,439
5.700% notes due April 1, 2028	500,000	490,942	500,000	490,376
5.00% notes due January 15, 2029	318,494	315,287	318,494	315,121
7.000% notes due February 1, 2030 (b)	674,800	671,175	674,800	671,020
3.625% notes due May 15, 2031	435,165	430,310	435,165	430,141
5.750% notes due February 1, 2034	750,000	742,201	—	—
Note payable to EQM	86,954	86,954	88,483	88,483
Total debt	5,544,352	5,504,741	5,836,058	5,795,113
Less: Current portion of debt (d)	607,838	606,967	296,424	292,432
Long-term debt	$4,936,514	$4,897,774	$5,539,634	$5,502,681

(a)For the Company's note payable to EQM, the principal value represents the carrying value. For all other debt, the principal value less the unamortized debt issuance costs and debt discounts represents the carrying value.
(b)Interest rates for the Term Loan Facility, the Company's 6.125% senior notes and the Company's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Interest rates for the Company's other outstanding debt do not fluctuate.
(c)As of December 31, 2023, the fair value of the Company's 1.75% convertible notes was $768.6 million and was a Level 2 fair value measurement. See Note 4.
(d)As of March 31, 2024, the current portion of debt included the Company's 6.125% senior notes and a portion of the note payable to EQM. As of December 31, 2023, the current portion of debt included the Company's 1.75% convertible notes and a portion of the note payable to EQM.

Revolving Credit Facility. The Company has a $2.5 billion revolving credit facility that matures on June 28, 2027.

As of both March 31, 2024 and December 31, 2023, the Company had approximately $15 million of letters of credit outstanding under its revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Under the Company's revolving credit facility, for the three months ended March 31, 2024, the maximum amount of outstanding borrowings was $107 million, the average daily balance was approximately $11 million and interest was incurred at a weighted average annual interest rate of 6.9%. For the three months ended March 31, 2023, there were no borrowings under the Company's revolving credit facility.

Term Loan Facility. On November 9, 2022, the Company entered into a Credit Agreement (as amended on December 23, 2022 and April 25, 2023, the Term Loan Agreement) with PNC Bank, National Association, as administrative agent, and the other lenders party thereto, under which such lenders agreed to make to the Company unsecured term loans in a single draw in an aggregate principal amount of up to $1.25 billion (the Term Loan Facility) to partly fund the Tug Hill and XcL Midstream Acquisition (defined in Note 9). On August 21, 2023, the Company borrowed $1.25 billion under the Term Loan Facility, receiving net proceeds of $1,242.9 million.

On January 16, 2024, the Company entered into a third amendment to the Term Loan Agreement to, among other things, extend the maturity date of the Term Loan Agreement from June 30, 2025 to June 30, 2026. The third amendment to the Term Loan Agreement became effective on January 19, 2024 upon the Company's prepayment of $750 million principal amount of the term loans outstanding under the Term Loan Facility (funded with the net proceeds from the issuance of the Company's 5.750% senior notes and cash on hand) and the satisfaction of other closing conditions. Pursuant to the Term Loan Agreement, the Company may voluntarily prepay, in whole or in part, borrowings under the Term Loan Facility without premium or penalty but subject to reimbursement of funding losses with respect to prepayment of loans that bear interest based on the Term SOFR Rate (as defined in the Term Loan Agreement). Borrowings under the Term Loan Facility that are repaid may not be re-borrowed.

At the Company's election, the term loans outstanding under the Term Loan Facility bear interest at a Term SOFR Rate plus the SOFR Adjustment or Base Rate (all terms defined in the Term Loan Agreement), each plus a margin based on the Company's credit ratings. For the three months ended March 31, 2024, interest was incurred under the Term Loan Facility at a weighted average annual interest rate of 6.9%.

5.750% Senior Notes. On January 19, 2024, the Company issued $750 million aggregate principal amount of 5.750% senior notes due February 1, 2034. The Company used net proceeds of $742.0 million, composed of the principal amount of $750 million net of capitalized debt issuance costs and underwriters' discount of $8.0 million, and cash on hand to prepay $750 million principal amount of the term loans outstanding under the Term Loan Facility. The covenants of the 5.750% senior notes are consistent with the Company's existing senior unsecured notes.

Convertible Notes. In April 2020, the Company issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes). The effective interest rate for the Convertible Notes was 2.4%.

On January 2, 2024, in accordance with the indenture governing the Convertible Notes (the Convertible Notes Indenture), the Company issued an irrevocable notice of redemption for all of the outstanding Convertible Notes and announced that the Company would redeem any of the Convertible Notes outstanding on January 17, 2024 in cash for 100% of the principal amount, plus accrued and unpaid interest on such Convertible Notes to, but excluding, such redemption date (the Redemption Price).

Pursuant to the Convertible Notes Indenture, between January 2, 2024 and the conversion deadline of 5:00 p.m., New York City time, on January 12, 2024, certain holders of the Convertible Notes exercised their right to convert their Convertible Notes prior to the redemption and validly surrendered an aggregate principal amount of $289.6 million of Convertible Notes. Based on a conversion rate of 69.0364 shares of EQT Corporation common stock per $1,000 principal amount of Convertible Notes, the Company issued to such holders an aggregate 19,992,482 shares of EQT Corporation common stock. Settlement of such Convertible Note conversion right exercises net of unamortized deferred issuance costs increased shareholder's equity by $285.6 million.

The remaining $0.6 million in outstanding principal amount of Convertible Notes was redeemed on January 17, 2024 in cash for the Redemption Price.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Inclusive of January 2024 settlements of Convertible Notes conversion right exercises that were exercised in December 2023, during January 2024, the Company settled $290.2 million aggregate principal amount of Convertible Notes conversion right exercises by issuing an aggregate 20,036,639 shares of EQT Corporation common stock to the converting holders at an average conversion price of $38.03.

Settlement and Termination of Capped Call Transactions. In connection with, but separate from, the issuance of the Convertible Notes, in 2020, the Company entered into capped call transactions (the Capped Call Transactions) with certain financial institutions (the Capped Call Counterparties) to reduce the potential dilution to EQT Corporation common stock upon any conversion of Convertible Notes at maturity and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes. The Capped Call Transactions had an initial strike price of $15.00 per share of EQT Corporation common stock and an initial cap price of $18.75 per share of EQT Corporation common stock, each of which were subject to certain customary adjustments, including adjustments as a result of the Company paying dividends on its common stock, and were set to expire in April 2026. The Company recorded the cost to purchase the Capped Call Transactions of $32.5 million as a reduction to shareholders' equity.

On January 18, 2024, the Company entered into separate termination agreements with each of the Capped Call Counterparties, pursuant to which the Capped Call Counterparties paid the Company an aggregate $93.3 million (the Termination Payments), and the Capped Call Transactions were terminated. The Company received the Termination Payments on January 22, 2024. The Termination Payments were recorded as an increase to shareholders' equity.

7.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended March 31,
	2024	2023

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic income available to shareholders	$103,488	$1,218,548
Add back: Interest expense on Convertible Notes, net of tax	76	1,854
Diluted income available to shareholders	$103,564	$1,220,402

Weighted average common stock outstanding – Basic	439,459	361,462
Options, restricted stock, performance awards and stock appreciation rights	4,026	4,226
Convertible Notes	1,482	28,195
Weighted average common stock outstanding – Diluted	444,967	393,883

Income per share of common stock attributable to EQT Corporation:
Basic	$0.24	$3.37
Diluted	$0.23	$3.10

8.    Stock-based Compensation

In 2024, the Management Development and Compensation Committee of the Company's Board of Directors (the Compensation Committee) adopted the 2024 Incentive Performance Share Unit Program (2024 Incentive PSU Program) under the 2020 Long-Term Incentive Plan. During the three months ended March 31, 2024, a total of 371,500 share units were granted under the 2024 Incentive PSU Program. The payout of the share units will vary between zero and 200% of the number of outstanding units contingent upon the Company's absolute total shareholder return and total shareholder return relative to a predefined peer group over the period of January 1, 2024 through December 31, 2026.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2024, the Compensation Committee granted 976,270 restricted stock unit equity awards that will follow a three-year graded vesting schedule commencing with the date of grant, assuming continued employment through each vesting date. The share total includes the Company's "equity-for-all" program, instituted in 2021, pursuant to which the Company grants equity awards to all permanent employees.

9.    Acquisitions and Divestiture

Tug Hill and XcL Midstream Acquisition. On August 22, 2023, the Company completed its acquisition (the Tug Hill and XcL Midstream Acquisition) of the upstream assets from THQ Appalachia I, LLC and the gathering and processing assets from THQ-XcL Holdings I, LLC through the acquisition of all of the issued and outstanding membership interests of each of THQ Appalachia I Midco, LLC and THQ-XcL Holdings I Midco, LLC. The purchase price for the Tug Hill and XcL Midstream Acquisition consisted of 49,599,796 shares of EQT Corporation common stock and approximately $2.4 billion in cash, subject to customary post-closing adjustments.

The Company accounted for the Tug Hill and XcL Midstream Acquisition as a business combination using the acquisition method. The Company completed the purchase price allocation for the Tug Hill and XcL Midstream Acquisition during the first quarter of 2024. The purchase accounting adjustments recorded in 2024 were not material.

NEPA Gathering System Acquisition. The Company operates and has historically owned a 50% interest in gathering assets located in northeast Pennsylvania (collectively, the NEPA Gathering System). On April 11, 2024, the Company completed its acquisition of a minority equity partner's 33.75% interest in the NEPA Gathering System (increasing the Company's interest in the NEPA Gathering System to approximately 83.75%) for a purchase price of approximately $205 million (the NEPA Gathering System Acquisition), subject to customary post-closing adjustments.

NEPA Non-Operated Asset Divestiture. On April 12, 2024, the Company entered into an agreement with Equinor USA Onshore Properties Inc. and its affiliates (collectively, the Equinor Parties), pursuant to which the Company agreed to sell to the Equinor Parties an undivided 40% interest in the Company's non-operated natural gas assets in Northeast Pennsylvania. In exchange, the Company will receive from the Equinor Parties $500 million of cash, certain operated upstream assets and the remaining 16.25% equity interest in the NEPA Gathering System. The transaction (the NEPA Non-Operated Asset Divestiture) is subject to customary closing adjustments, required regulatory approvals and clearances. In addition, the Company has agreed with the Equinor Parties to, upon consummation of the NEPA Non-Operated Asset Divestiture, enter into a gas buy-back agreement with respect to the assets to be received by the Company in the NEPA Non-Operated Asset Divestiture, whereby the Equinor Parties will purchase a specified amount of natural gas from the Company at a premium to in-basin pricing through the first quarter of 2028.

Following the completion of the NEPA Non-Operated Asset Divestiture, the Company will own 100% of the NEPA Gathering System.

10.    Equitrans Midstream Merger

On March 10, 2024, EQT Corporation, Humpty Merger Sub Inc., an indirect wholly owned subsidiary of EQT Corporation (Merger Sub), and Humpty Merger Sub LLC, an indirect wholly owned subsidiary of EQT Corporation (LLC Sub), entered into an agreement and plan of merger (the Merger Agreement) with Equitrans Midstream. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Equitrans Midstream (the First Merger), with Equitrans Midstream surviving as an indirect wholly owned subsidiary of EQT Corporation (the First Step Surviving Corporation), and, as the second step in a single integrated transaction with the First Merger, the First Step Surviving Corporation will merge with and into LLC Sub (the Second Merger and, together with the First Merger, the Equitrans Midstream Merger), with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of EQT Corporation.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As a result of the Equitrans Midstream Merger, except as otherwise provided in the Merger Agreement, among other things, each share of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) that is issued and outstanding immediately prior to the effective time of the First Merger (other than shares of Equitrans Midstream common stock owned by Equitrans Midstream or its subsidiaries or by the Company) will be converted into the right to receive, without interest, 0.3504 shares of EQT Corporation common stock (with cash in lieu of fractional shares). It is currently expected that, upon closing of the Equitrans Midstream Merger, EQT Corporation's existing shareholders will own approximately 74% of the combined company and Equitrans Midstream's shareholders will own approximately 26% of the combined company. Also upon closing of the Equitrans Midstream Merger, three representatives from Equitrans Midstream will join EQT Corporation's Board of Directors.

The transaction is currently expected to close during the fourth quarter of 2024 and is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the Merger Agreement and the Equitrans Midstream Merger by the holders of a majority of the outstanding shares of Equitrans Midstream common stock and Series A Perpetual Convertible Preferred Shares, no par value per share, of Equitrans Midstream (on an as-converted basis) voting as a single class, (ii) the approval of the issuance of the shares of EQT Corporation common stock in connection with the First Merger and an amendment to the Restated Articles of Incorporation of EQT Corporation to increase the number of shares of EQT Corporation common stock authorized thereunder, in each case by a majority of the votes cast at the special meeting of shareholders of EQT Corporation to be held in connection with the Equitrans Midstream Merger, (iii) there being no law, injunction, order or decree prohibiting consummation of the transaction and (iv) the expiration or termination of (a) all waiting periods (and any extensions thereof) applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) any commitment to, or any agreement with, any governmental entity to delay the consummation of the transaction or to not consummate the transaction (such condition, the HSR Act Condition). The obligation of EQT Corporation to consummate the First Merger is also conditioned on (but which may be waived by EQT Corporation), among other things, Mountain Valley Pipeline, LLC having received authorization from the Federal Energy Regulatory Commission to place the Mountain Valley Pipeline Facilities (as defined in the Merger Agreement) into service and such authorization being in full force and effect as of the closing date of the Equitrans Midstream Merger without any material limitations, modifications or conditions that would prevent the Mountain Valley Pipeline Facilities from commencing full service.

The Merger Agreement contains certain termination rights for both EQT Corporation and Equitrans Midstream, including the right of either party, subject to certain limitations specified therein, to terminate the Merger Agreement if the First Merger is not consummated on or prior to March 10, 2025, which date will be automatically extended until September 10, 2025 if all of the conditions to closing, other than the condition relating to the absence of law, injunction, order or decree prohibiting consummation of the Equitrans Midstream Merger or the HSR Act Condition, have been satisfied. Upon termination of the Merger Agreement under certain circumstances specified therein, (i) Equitrans Midstream will be required to pay EQT Corporation a termination fee equal to $191 million or (ii) EQT Corporation will be required to pay Equitrans Midstream a termination fee equal to $176 million or $545 million, depending on the circumstances which led to the termination.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this report. Unless the context otherwise indicates, all references in this report to "EQT," the "Company," "we," "us," or "our" are to EQT Corporation and its consolidated subsidiaries, collectively. For certain industry specific terms used in this Quarterly Report on Form 10-Q, please see "Glossary of Commonly Used Terms, Abbreviations and Measurements" in our Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including liquified natural gas (LNG) volumes and sales; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential and pending acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital, including as a result of rising interest rates and other economic uncertainties; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures; risks associated with operating primarily in the Appalachian Basin and obtaining a substantial amount of our midstream services from Equitrans Midstream Corporation (Equitrans Midstream); the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; risks related to the Equitrans Midstream Merger (defined in Note 10 to the Condensed Consolidated Financial Statements), including potential delays in consummating the potential transaction, including as a result of regulatory proceedings, the risk that our shareholders or the shareholders of Equitrans Midstream do not approve the potential transaction, the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by us, our ability to integrate Equitrans Midstream's operations in a successful manner and in the expected time period and the possibility that any of

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
the anticipated benefits and projected synergies of the potential transaction will not be realized or will not be realized within the expected time period; and disruptions to our business due to recently completed or pending acquisitions and other significant transactions, including the Equitrans Midstream Merger. These and other risks and uncertainties are described under the "Risk Factors" section in this Quarterly Report on Form 10-Q and under the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and may be updated by the "Risk Factors" section of subsequent Quarterly Reports on Form 10-Q and other documents we subsequently file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended March 31, 2024 was $103.5 million, $0.23 per diluted share, compared to $1,218.5 million, $3.10 per diluted share, for the same period in 2023. The decrease was attributable primarily to decreased gain on derivatives, decreased sales of natural gas, increased depreciation and depletion expense, increased production expense and increased transportation and processing expense.

Results of operations for 2024 include the results of our operation of assets acquired in the Tug Hill and XcL Midstream Acquisition (defined in Note 9 to the Condensed Consolidated Financial Statements), which closed on August 22, 2023. See Note 9 to the Condensed Consolidated Financial Statements.

See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

Recent Events

On March 10, 2024, EQT Corporation and certain of its indirect wholly owned subsidiaries entered into the Merger Agreement (defined in Note 10 to the Condensed Consolidated Financial Statements) with Equitrans Midstream to acquire Equitrans Midstream via a two-step integrated merger process (the Equitrans Midstream Merger). Pursuant to the Merger Agreement, each share of Equitrans Midstream common stock will be converted into the right to receive, without interest, 0.3504 shares of EQT Corporation common stock (with cash in lieu of fractional shares). Consummation of the Equitrans Midstream Merger is subject to the satisfaction or waiver of certain closing conditions, including regulatory approvals, approval by EQT Corporation's shareholders and approval by Equitrans Midstream's shareholders. As a result of the Equitrans Midstream Merger, we would acquire over 2,000 miles of pipeline infrastructure that have extensive overlap and connectivity in our core area of operations and become the first large-scale, integrated natural gas producer in the United States. See Note 10 to the Condensed Consolidated Financial Statements for more information on the Merger Agreement and the Equitrans Midstream Merger.

On April 11, 2024, we completed our acquisition of a minority equity partner's 33.75% interest in the NEPA Gathering System (defined in Note 9 to the Condensed Consolidated Financial Statements) for a purchase price of approximately $205 million, subject to customary post-closing adjustments. See Note 9 to the Condensed Consolidated Financial Statements for more information.

On April 12, 2024, we entered into an agreement with Equinor USA Onshore Properties Inc. and its affiliates (collectively, the Equinor Parties), pursuant to which we agreed to sell to the Equinor Parties an undivided 40% interest in our non-operated natural gas assets in Northeast Pennsylvania with projected 2025 net production of approximately 225 million cubic feet per day (MMcf/d) in exchange for $500 million of cash, certain operated upstream assets with net production of approximately 150 MMcf/d and the remaining 16.25% equity interest in the NEPA Gathering System (the NEPA Non-Operated Asset Divestiture). In addition, we have agreed with the Equinor Parties to, upon consummation of the NEPA Non-Operated Asset Divestiture, enter into a gas buy-back agreement with respect to the assets to be received by us in the NEPA Non-Operated Asset Divestiture, whereby the Equinor Parties will purchase a specified amount of natural gas from us at a premium to in-basin pricing through the first quarter of 2028. The NEPA Non-Operated Asset Divestiture is expected to generate approximately $1.1 billion of value, including synergies and development plan optimization. The NEPA Non-Operated Asset Divestiture is subject to customary closing adjustments, required regulatory approvals and clearances and is expected to close in the second quarter of 2024. See Note 9 to the Condensed Consolidated Financial Statements for more information.

We plan to opportunistically divest the remaining portion of our non-operated assets in Northeast Pennsylvania; any such sale would be pursued opportunistically and only if we consider the transaction terms then-available in the market to be favorable.

Trends and Uncertainties

On March 4, 2024, we announced our decision to strategically curtail approximately 1.0 Bcf per day of gross production beginning on February 24, 2024 (the Strategic Curtailment) in response to the low natural gas price environment resulting from warm winter weather and elevated storage inventories. The Strategic Curtailment resulted in decreased sales volume of 28 Bcfe during the first quarter of 2024. We expect to maintain the Strategic Curtailment through the end of May 2024 and will reassess market conditions thereafter.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Continued low natural gas prices may result in further adjustment to our 2024 planned development schedule or the development schedule of non-operated wells in which we have a working interest. Further, we cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Certain operators of wells in which we have a non-operating working interest also curtailed production in the first quarter of 2024. Inclusive of the Strategic Curtailment of 28 Bcfe, we estimate that total expected sales volume was negatively impacted by approximately 30 to 35 Bcfe of curtailments during the first quarter of 2024. Adjustments to our 2024 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

The annual inflation rate in the United States remains elevated compared to the rate of inflation over the prior five years. Inflationary pressures have multiple impacts on our business, including increasing our operating expenses and our cost of capital. While the prices for certain of the raw materials and services we use in our operations have generally decreased from the peak prices experienced during 2022, we will not fully realize the benefit of such reduced prices until we enter into new contracts for such materials and services, and inflationary pressures may cause prices to fluctuate. Additionally, certain of our commitments for demand charges under our existing long-term contracts and processing capacity are subject to consumer price index adjustments. Although we believe our scale and supply chain contracting strategy of using multi-year sand and frac crew contracts allows us to maximize capital and operating efficiencies, future increases in the inflation rate will negatively impact our long-term contracts with consumer price index adjustments.

We expect commodity prices to be volatile throughout 2024 due to macroeconomic uncertainty and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine and conflicts in the Middle East. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

Additionally, after several years of delays, in the third quarter of 2023, Equitrans Midstream resumed forward construction of the Mountain Valley Pipeline following the approval of federal legislation ratifying and approving all permits and authorizations necessary for the construction and initial operation of the project. The fee structure and various conditions precedent specified in certain of our agreements with Equitrans Midstream are tied to the date on which the Mountain Valley Pipeline is placed in service. As a result, the timing of the date on which the Mountain Valley Pipeline is ultimately placed in service, which is outside of our control, could impact our operating results during 2024, including our operating expenses and per unit metrics, average differential and any payments required to settle the Henry Hub Cash Bonus (defined and described in Note 3 to the Consolidated Financial Statements), if required.

Average Realized Price Reconciliation

The following table presents detailed natural gas and liquids operational information to assist in the understanding of our consolidated operations, including the calculation of our average realized price ($/Mcfe), which is based on adjusted operating revenues, a non-GAAP supplemental financial measure. Adjusted operating revenues is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Adjusted operating revenues should not be considered as an alternative to total operating revenues. See "Non-GAAP Financial Measures Reconciliation" for a reconciliation of adjusted operating revenues with total operating revenues, the most directly comparable financial measure calculated in accordance with United States generally accepted accounting principles (GAAP).

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2024	2023

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	499,274	433,397
NYMEX price ($/MMBtu)	$2.26	$3.45
Btu uplift	0.13	0.17
Natural gas price ($/Mcf)	$2.39	$3.62

Basis ($/Mcf) (a)	$(0.14)	$0.33
Cash settled basis swaps ($/Mcf)	(0.03)	(0.17)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.17)	$0.16
Average adjusted price ($/Mcf)	$2.22	$3.78
Cash settled derivatives ($/Mcf)	0.86	0.32
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.08	$4.10
Natural gas sales, including cash settled derivatives	$1,537,866	$1,775,135

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	20,732	13,497
Sales volume (Mbbl)	3,455	2,250
NGLs price ($/Bbl)	$41.59	$38.75
Cash settled derivatives ($/Bbl)	0.01	(2.36)
Average NGLs price, including cash settled derivatives ($/Bbl)	$41.60	$36.39
NGLs sales, including cash settled derivatives	$143,731	$81,856
Ethane:
Sales volume (MMcfe) (b)	11,370	9,927
Sales volume (Mbbl)	1,895	1,654
Ethane price ($/Bbl)	$6.58	$7.04
Ethane sales	$12,462	$11,652
Oil:
Sales volume (MMcfe) (b)	2,674	1,984
Sales volume (Mbbl)	446	331
Oil price ($/Bbl)	$58.74	$58.37
Oil sales	$26,181	$19,298

Total liquids sales volume (MMcfe) (b)	34,776	25,408
Total liquids sales volume (Mbbl)	5,796	4,235
Total liquids sales	$182,374	$112,806

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,720,240	$1,887,941
Total sales volume (MMcfe)	534,050	458,805
Average realized price ($/Mcfe)	$3.22	$4.11

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

	Three Months Ended March 31,
	2024	2023

	(Thousands, unless otherwise noted)
Total operating revenues	$1,412,268	$2,661,071
(Deduct) add:
Gain on derivatives	(106,511)	(824,852)
Net cash settlements received on derivatives	451,004	157,000
Premiums paid for derivatives that settled during the period	(34,669)	(99,417)
Net marketing services and other	(1,852)	(5,861)
Adjusted operating revenues, a non-GAAP financial measure	$1,720,240	$1,887,941

Total sales volume (MMcfe)	534,050	458,805
Average realized price ($/Mcfe)	$3.22	$4.11

Sales Volume and Revenues

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	534,050	458,805	75,245	16.4

Average daily sales volume (MMcfe/d)	5,869	5,098	771	15.1

Operating revenues:
Sales of natural gas, NGLs and oil	$1,303,905	$1,830,358	$(526,453)	(28.8)
Gain on derivatives	106,511	824,852	(718,341)	(87.1)
Net marketing services and other	1,852	5,861	(4,009)	(68.4)
Total operating revenues	$1,412,268	$2,661,071	$(1,248,803)	(46.9)

Sales volume. Sales volume increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily as a result of sales volume increases of 66 Bcfe from the assets acquired in the Tug Hill and XcL Midstream Acquisition in addition to wells turned-in-line throughout 2023 and in 2024, partly offset by sales volume decreases of 28 Bcfe due to the Strategic Curtailment.

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to lower average realized price, partly offset by increased sales volume. Sales of natural

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
gas decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to lower average realized price, partly offset by increased sales volume; however, sales of NGLs and oil increased for the three months ended March 31, 2024 compared to the same period in 2023 due to higher average NGLs price and increased sales volume from the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition.

Average realized price decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to lower NYMEX prices and lower East Coast basis spreads, partly offset by higher NGLs prices and favorable cash settled NYMEX derivatives. The following table presents the composition of net cash settlements received on derivatives.

	Three Months Ended March 31,
	2024	2023

	(Thousands)
Net cash settlements received on NYMEX natural gas hedge positions	$464,261	$234,178
Net cash settlements paid on basis and liquids hedge positions	(13,257)	(77,178)
Net cash settlements received on derivatives	$451,004	$157,000

Net cash settlements received on derivatives are included in average realized price but may not be included in operating revenues.

For the three months ended March 31, 2024 and 2023, we paid premiums of $34.7 million and $99.4 million, respectively, for derivatives that settled during the period.

Gain on derivatives. For the three months ended March 31, 2024 and 2023, we recognized a gain on derivatives of $106.5 million and $824.9 million, respectively, related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$308,985	$307,264	$1,721	0.6
Transmission	168,467	153,927	14,540	9.4
Processing	67,729	53,793	13,936	25.9
Lease operating expense (LOE)	54,798	28,464	26,334	92.5
Production taxes	47,521	19,476	28,045	144.0
Exploration	916	952	(36)	(3.8)
Selling, general and administrative	73,053	51,894	21,159	40.8

Production depletion	$482,259	$382,382	$99,877	26.1
Other depreciation and depletion	4,491	5,303	(812)	(15.3)
Total depreciation and depletion	$486,750	$387,685	$99,065	25.6

Per Unit ($/Mcfe):
Gathering	$0.58	$0.67	$(0.09)	(13.4)
Transmission	0.32	0.34	(0.02)	(5.9)
Processing	0.13	0.12	0.01	8.3
LOE	0.10	0.06	0.04	66.7
Production taxes	0.09	0.04	0.05	125.0
Selling, general and administrative	0.14	0.11	0.03	27.3
Production depletion	0.90	0.83	0.07	8.4

Gathering. Gathering expense decreased on a per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to the lower gathering cost structure that resulted from our ownership of the gathering assets acquired in the Tug Hill and XcL Midstream Acquisition.

Transmission. Transmission expense increased on an absolute basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to additional capacity acquired. Transmission expense decreased on a per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to increased sales volume from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to increased processing expense from the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition.

LOE. LOE increased on an absolute and per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to increased LOE from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due to increased West Virginia property tax expense from the assets acquired in the Tug Hill and XcL Midstream Acquisition and higher price as well as increased severance tax expense from increased volumes from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to higher personnel costs due to increased workforce headcount.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2024 compared to the same period in 2023 due to increased sales volume and higher annual depletion rate.

Loss on sale/exchange of long-lived assets. During the three months ended March 31, 2023, we recognized a loss on sale/exchange of long-lived assets of $16.5 million related to acreage trade agreements where the carrying value of the acres traded exceeded the fair value of the acres received.

Other operating expenses. Other operating expenses decreased for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to proceeds from insurance claim recoveries and decreased legal and environmental reserves, including from settlements, partly offset by transaction costs related to the Equitrans Midstream Merger.

Other Income Statement Items

Loss (gain) on debt extinguishment. During the three months ended March 31, 2024, we recognized a loss on debt extinguishment of $3.4 million due to our prepayment of a portion of the Term Loan Facility (defined in Note 6 to the Condensed Consolidated Financial Statements). During the three months ended March 31, 2023, we recognized a gain on debt extinguishment of $6.6 million due to our repayment and repurchase of our senior notes at a discount to par value.

Interest expense, net. Interest expense, net increased for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to lower interest income earned on cash on hand, interest expense on our 5.750% senior notes and interest expense on our borrowings under the Term Loan Facility, partly offset by lower interest expense due to our repayment and repurchase of our 5.678% senior notes, 6.125% senior notes and 1.75% convertible notes as well as higher capitalized interest from the assets acquired in the Tug Hill and XcL Midstream Acquisition. See Note 6 to the Condensed Consolidated Financial Statements.

Income tax expense. See Note 5 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures and Sales Volume. In the second quarter of 2024, we expect to spend approximately $545 million to $620 million in total capital expenditures, excluding amounts attributable to the assets expected to be acquired in the Equitrans Midstream Merger. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2024 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In the second quarter of 2024, we expect our sales volume to be 455 Bcfe to 505 Bcfe, including expected curtailments and excluding amounts attributable to the NEPA Non-Operated Asset Divestiture.

Operating Activities. Net cash provided by operating activities was $1,156 million for the three months ended March 31, 2024 compared to $1,663 million for the same period in 2023. The decrease was due primarily to lower cash operating revenues, unfavorable timing of working capital payments and higher operating expenses, partly offset by higher net cash settlements received on derivatives.

Our cash flows from operating activities are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. For a discussion of potential commodity market risks, refer to "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in our Annual Report on Form 10-K for the year ended December 31, 2023.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Investing Activities. Net cash used in investing activities was $567 million for the three months ended March 31, 2024 compared to $498 million for the same period in 2023. The increase was attributable primarily to increased capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended March 31,
	2024	2023

	(Millions)
Reserve development (a)	$452	$393
Land and lease (b)	27	36
Other production infrastructure	22	14
Midstream	13	1
Capitalized overhead	17	14
Capitalized interest	17	10
Other	1	1
Total capital expenditures	549	469
(Deduct) add: Non-cash items (c)	(15)	26
Total cash capital expenditures	$534	$495

(a)Includes capital expenditures for water infrastructure of $15.2 million and $11.0 million for three months ended March 31, 2024 and 2023, respectively.
(b)Capital expenditures attributable to noncontrolling interests was $5.4 million for the three months ended March 31, 2023. There were no capital expenditures attributable to noncontrolling interests for the three months ended March 31, 2024.
(c)Represents the net impact of non-cash capital expenditures, including the effect of timing of receivables from working interest partners, accrued capital expenditures and capitalized share-based compensation costs. The impact of accrued capital expenditures includes the current period estimate, net of the reversal of the prior period accrual.

On April 11, 2024, we completed our acquisition of a 33.75% interest in the NEPA Gathering System for a purchase price of approximately $205 million, subject to customary post-closing adjustments. On April 12, 2024, we entered into an agreement for the NEPA Non-Operated Asset Divestiture, pursuant to which we agreed to sell an undivided 40% interest in our non-operated natural gas assets in Northeast Pennsylvania in exchange for $500 million of cash and certain upstream and midstream assets, including the remaining 16.25% interest in the NEPA Gathering System not owned by us. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of our acquisition of the NEPA Gathering System and the NEPA Non-Operated Asset Divestiture.

Financing Activities. Net cash used in financing activities was $21 million for the three months ended March 31, 2024 compared to $496 million for the same period in 2023. For the three months ended March 31, 2024, the primary uses of financing cash flows were our prepayment of a portion of the Term Loan Facility and payment of dividends, and the primary sources of financing cash flows were proceeds from the issuance of our 5.750% senior notes and proceeds from the net settlement of the Capped Call Transactions (defined in Note 6 to the Condensed Consolidated Financial Statements). For the three months ended March 31, 2023, the primary uses of financing cash flows were our repayment and repurchase of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our revolving credit facility and the Term Loan Facility.

On April 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.1575 per share of EQT Corporation common stock, payable on June 1, 2024, to shareholders of record at the close of business on May 8, 2024.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of March 31, 2024. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

Rating agency	Senior notes	Outlook
Moody's Investor Service (Moody's)	Baa3	Negative
Standard and Poor's Ratings Service (S&P)	BBB–	Negative
Fitch Ratings Service (Fitch)	BBB–	Stable

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

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our revolving credit facility and the Term Loan Facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our revolving credit facility and the Term Loan Facility contain financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of March 31, 2024, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our revolving credit facility and the Term Loan Facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of April 19, 2024. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q2 2024 (a)	Q3 2024	Q4 2024	Q1 2025	Q2 2025
Hedged Volume (MMDth)	260	242	255	222	224
Hedged Volume (MMDth/d)	2.9	2.6	2.8	2.5	2.5
Swaps – Short
Volume (MMDth)	215	197	203	118	178
Avg. Price ($/Dth)	$3.26	$3.25	$3.24	$3.39	$3.08
Calls – Long
Volume (MMDth)	13	13	13	—	—
Avg. Strike ($/Dth)	$3.20	$3.20	$3.20	$—	$—
Calls – Short
Volume (MMDth)	61	62	66	104	46
Avg. Strike ($/Dth)	$4.22	$4.22	$4.22	$3.98	$3.48
Puts – Long
Volume (MMDth)	45	45	52	104	46
Avg. Strike ($/Dth)	$4.05	$4.05	$3.68	$3.19	$2.83
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(4)	$(4)	$—	$—	$—
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

When able, we determine an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on our analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. See Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters. As of March 31, 2024, there have been no material changes to such matters as disclosed therein.

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

Critical Accounting Policies and Estimates

Our critical accounting policies, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2023. The application of our critical accounting policies may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

The overall objective of our hedging program is to protect our cash flows from undue exposure to the risk of changing commodity prices. Our use of derivatives is further described in Note 3 to the Condensed Consolidated Financial Statements and "Commodity Risk Management" under "Capital Resources and Liquidity" in Item 2. Our OTC derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of those institutions is regularly monitored. We primarily enter into derivative instruments to hedge forecasted sales of production. We also enter into derivative instruments to hedge basis. Our use of derivative instruments is implemented under a set of policies approved by our management-level Hedge and Financial Risk Committee and is reviewed by our Board of Directors.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on March 31, 2024 and December 31, 2023 would increase the fair value of our natural gas derivative commodity instruments by approximately $226 million and $204 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on March 31, 2024 and December 31, 2023 would decrease the fair value of our natural gas derivative commodity instruments by approximately $220 million and $482 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on March 31, 2024 and December 31, 2023 to our natural gas derivative commodity instruments as of March 31, 2024 and December 31, 2023 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility and the Term Loan Facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates for the borrowings under our revolving credit facility and the Term Loan Facility during the three months ended March 31, 2024 would have increased interest expense by approximately $1.6 million.

Interest rates for our revolving credit facility, the Term Loan Facility, our 6.125% senior notes and our 7.000% senior notes fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates for our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see "Risk Factors – Our operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2023. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 73%, or $775 million, of our OTC derivative contracts outstanding at March 31, 2024 had a positive fair value. Approximately 86%, or $912 million, of our OTC derivative contracts outstanding at December 31, 2023 had a positive fair value.

As of March 31, 2024, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended March 31, 2024, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

As of March 31, 2024, no one lender of the large group of financial institutions in the syndicate for both our revolving credit facility and the Term Loan Facility holds more than 10% of the financial commitments under each facility. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023 other than those listed below.

Our acquisition of Equitrans Midstream is subject to conditions, including certain conditions that are beyond our control and may not be satisfied. Failure to complete the Equitrans Midstream Merger could have a material and adverse effect on us.

Completion of our acquisition of Equitrans Midstream is subject to a number of conditions set forth in the Merger Agreement, including those described in Note 10 to the Condensed Consolidated Financial Statements. Some of the conditions, such as approval by our shareholders and Equitrans Midstream's shareholders of the transaction and certain regulatory approvals, are beyond our control, which make the completion and timing of the completion of the Equitrans Midstream Merger uncertain. In addition, the Merger Agreement contains certain termination rights for both Equitrans Midstream and us, which if exercised, will also result in the Equitrans Midstream Merger not being consummated. Furthermore, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Equitrans Midstream Merger or require changes to the terms of the Merger Agreement.

If the Equitrans Midstream Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transaction, we will be subject to a number of risks, including the following: we will be required to pay our costs relating to the Equitrans Midstream Merger, such as legal, accounting and financial advisory fees, whether or not the Equitrans Midstream Merger is completed; time and resources committed by our management to matters relating to the Equitrans Midstream Merger could otherwise have been devoted to pursuing other beneficial opportunities; and the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Equitrans Midstream Merger will be completed. In addition to such risks, if the Merger Agreement is terminated and our Board of Directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Equitrans Midstream Merger.

If the Equitrans Midstream Merger is completed, we may not achieve the anticipated benefits.

There can be no assurance that we will be able to successfully integrate Equitrans Midstream and the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. If the combined company is not able to realize the anticipated benefits expected from the transaction within the anticipated timing or at all, the combined company's business, financial condition and operating results may be adversely affected, the combined company's earnings per share may be diluted, the accretive effect of the Equitrans Midstream Merger may decrease or be delayed and the share price of the combined company may be negatively impacted. The integration of the two companies will require significant time and focus from management following the Equitrans Midstream Merger and could result in performance shortfalls as a result of the diversion of management's attention to such integration efforts. Difficulties in integrating Equitrans Midstream into our company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies on the anticipated timeline. Potential difficulties that may be encountered in the integration process include, among others, complexities associated with managing a larger, more complex, integrated business; potential unknown liabilities and unforeseen expenses associated with Equitrans Midstream; and inconsistencies between the two company's standards, controls, procedures and policies. In addition, our business may be negatively impacted following the Equitrans Midstream Merger if we are unable to effectively manage our expanded operations.

The Equitrans Midstream Merger may be completed even though material adverse changes, such as industry-wide changes or other events, subsequent to the announcement of the transaction may occur.

Although one of the conditions to the consummation of the transaction is there being no Company Material Adverse Effect and no Parent Material Adverse Effect (each as defined in the Merger Agreement) having occurred since the date of the Merger Agreement, some types of changes do not permit the parties to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Equitrans Midstream's financial condition or results of operations due to general economic conditions would not give us the right to refuse to complete the Equitrans Midstream Merger. In such a case, our business and financial results after the Equitrans Midstream Merger may be negatively affected.

We will be subject to business uncertainties while the Equitrans Midstream Merger is pending, which could adversely affect our business, and the Equitrans Midstream Merger may disrupt our current plans or operation.

It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us in connection with the pendency of the Equitrans Midstream Merger or they might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Equitrans Midstream Merger, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Equitrans Midstream Merger is completed.

In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Equitrans Midstream Merger, including the ability in certain cases to acquire certain assets, which could delay or otherwise adversely affect our ability to execute certain of our business strategies and could negatively affect our business and operations.

The Merger Agreement limits our ability to pursue alternatives to the Equitrans Midstream Merger.

In the Merger Agreement, we have agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. In addition, upon termination of the Merger Agreement under certain circumstances specified therein, we would be required to pay Equitrans Midstream a termination fee equal to $176 million or $545 million, depending on the circumstances which led to the termination. These provisions could discourage a potential acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of EQT from considering or pursuing an alternative transaction with us or proposing such a transaction. These provisions might also result in a potential acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We are expected to incur significant transaction costs in connection with the acquisition of Equitrans Midstream, which may be in excess of those anticipated by us.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Equitrans Midstream Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Equitrans Midstream Merger is completed, and could have an adverse effect on our financial condition and operating results following the completion of the transaction.

We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Equitrans Midstream Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Equitrans Midstream Merger, that injunction may delay or prevent the transaction from being completed, which may adversely affect our business, financial position and results of operations, as described in the first risk factor in this Item 1A.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Certain Convertible Notes. During the first quarter of 2024, we settled conversion notices submitted by holders of the Convertible Notes (defined in Note 6 to the Condensed Consolidated Financial Statements) requesting the conversion of certain Convertible Notes (the Converted Notes) by issuing to such converting holders shares of EQT Corporation common stock as stated in the below table. Such shares were issued in transactions exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration was paid in connection with conversion of the Converted Notes.

Settlement Date	Principal Converted	Shares Issued	Fair Market Value
	(Thousands)		(Thousands)
January 2, 2024	$634	43,677	$1,717
January 3, 2024	7	480	19
January 8, 2024	13,234	913,626	35,117
January 9, 2024	101,729	7,022,999	269,586
January 10, 2024	35,266	2,434,631	92,190
January 11, 2024	52,006	3,590,300	136,846
January 12, 2024	24,773	1,710,230	64,214
January 16, 2024	33,246	2,295,178	85,855
January 17, 2024	29,340	2,025,518	76,547

Repurchases of Equity Securities. We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the first quarter of 2024.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. As a result of such extension, the Share Repurchase Program will expire on December 31, 2024, but it may be suspended, modified or discontinued at any time without prior notice. As of March 31, 2024, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended March 31, 2024, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01(a)*	Amended and Restated Purchase Agreement, dated December 23, 2022, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on December 27, 2022.
2.01(b)	First Amendment to Amended and Restated Purchase Agreement, dated April 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-3551) filed on August 22, 2023.
2.01(c)	Second Amendment to Amended and Restated Purchase Agreement, dated August 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-3551) filed on August 22, 2023.
2.02*	Agreement and Plan of Merger, dated March 10, 2024, among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on March 11, 2024.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.02	Amended and Restated Bylaws of EQT Corporation (as amended through May 1, 2020).	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-3551) filed on May 4, 2020.
4.01	Seventeenth Supplemental Indenture, dated January 19, 2024, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which the 5.750% Senior Notes due 2034 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on January 19, 2024.
10.01	Third Amendment to Credit Agreement, dated January 16, 2024, among EQT Corporation, PNC Bank, National Association, as administrative agent, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on January 17, 2024.
10.02(a)*	Letter Agreement (Michael Kuhn and White’s Ridge), dated December 5, 2023, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02(a).
10.02(b)*	Letter Agreement (Three Musketeers), dated April 9, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02(b).

Exhibit No.	Description	Method of Filing
10.02(c)*	Letter Agreement (Holt North and Clemente North), dated April 9, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.02(c).
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQT Corporation agrees to provide a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  April 24, 2024