Form 10-Q
period 2024-06-30
EQT Corp
filed 2024-07-24
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of July 19, 2024: 441,600

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$889,517	$848,325	$2,193,422	$2,678,683
Gain on derivatives	61,333	164,386	167,844	989,238
Net marketing services and other	1,662	6,040	3,514	11,901
Total operating revenues	952,512	1,018,751	2,364,780	3,679,822
Operating expenses:
Transportation and processing	543,067	523,162	1,088,248	1,038,146
Production	102,187	55,038	204,506	102,978
Exploration	1,378	1,203	2,294	2,155
Selling, general and administrative	67,207	60,163	140,260	112,057
Depreciation and depletion	465,982	395,684	952,732	783,369
(Gain) loss on sale/exchange of long-lived assets	(320,129)	(225)	(319,982)	16,303
Impairment and expiration of leases	37,659	5,325	46,868	15,871
Other operating expenses	52,190	13,394	64,163	33,056
Total operating expenses	949,541	1,053,744	2,179,089	2,103,935
Operating income (loss)	2,971	(34,993)	185,691	1,575,887
Income from investments	(172)	(1,092)	(2,432)	(5,856)
Other income	(19,431)	(562)	(19,636)	(737)
Loss (gain) on debt extinguishment	1,837	5,462	5,286	(1,144)
Interest expense, net	55,720	39,883	110,091	86,429
(Loss) income before income taxes	(34,983)	(78,684)	92,382	1,497,195
Income tax (benefit) expense	(44,222)	(11,818)	(19,920)	344,828
Net income (loss)	9,239	(66,866)	112,302	1,152,367
Less: Net (loss) income attributable to noncontrolling interests	(278)	(240)	(703)	445
Net income (loss) attributable to EQT Corporation	$9,517	$(66,626)	$113,005	$1,151,922

Income (loss) per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	441,968	361,982	440,714	361,721
Net income (loss) attributable to EQT Corporation	$0.02	$(0.18)	$0.26	$3.18
Diluted (Note 7):
Weighted average common stock outstanding	444,921	361,982	444,893	393,435
Net income (loss) attributable to EQT Corporation	$0.02	$(0.18)	$0.25	$2.94

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands)
Net income (loss)	$9,239	$(66,866)	$112,302	$1,152,367
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax: $13, $14, $26 and $29	43	49	86	213
Comprehensive income (loss)	9,282	(66,817)	112,388	1,152,580
Less: Comprehensive (loss) income attributable to noncontrolling interests	(278)	(240)	(703)	445
Comprehensive income (loss) attributable to EQT Corporation	$9,560	$(66,577)	$113,091	$1,152,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,974	$80,977
Accounts receivable (less provision for doubtful accounts: $354 and $663)	586,995	823,695
Derivative instruments, at fair value	424,362	978,634
Income tax receivable	89,690	91,414
Prepaid expenses and other	98,806	38,255
Total current assets	1,229,827	2,012,975

Property, plant and equipment	34,953,757	33,817,169
Less: Accumulated depreciation and depletion	11,777,471	10,866,999
Net property, plant and equipment	23,176,286	22,950,170

Other assets	300,356	321,953
Total assets	$24,706,469	$25,285,098

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$6,388	$292,432
Accounts payable	1,198,215	1,272,522
Derivative instruments, at fair value	175,960	186,363
Other current liabilities	305,005	285,523
Total current liabilities	1,685,568	2,036,840

Revolving credit facility borrowings	47,000	—
Term Loan Facility borrowings	497,680	1,244,265
Senior notes	4,321,702	4,176,180
Note payable to EQM Midstream Partners, LP	79,016	82,236
Deferred income taxes	1,882,264	1,904,821
Other liabilities and credits	1,068,491	1,059,939
Total liabilities	9,581,721	10,504,281

Equity:
Common stock, no par value, shares authorized: 640,000, shares issued: 441,597 and 419,896	12,464,492	12,093,986
Retained earnings	2,655,940	2,681,898
Accumulated other comprehensive loss	(2,598)	(2,684)
Total common shareholders' equity	15,117,834	14,773,200
Noncontrolling interest in consolidated subsidiaries	6,914	7,617
Total equity	15,124,748	14,780,817
Total liabilities and equity	$24,706,469	$25,285,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(Thousands)
Cash flows from operating activities:
Net income	$112,302	$1,152,367
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(22,583)	353,912
Depreciation and depletion	952,732	783,369
Gain/loss on sale/exchange of long-lived assets and impairments	(273,114)	32,174
Income from investments	(2,432)	(5,856)
Loss (gain) on debt extinguishment	5,286	(1,144)
Share-based compensation expense	22,650	23,333
Distribution of earnings from equity method investment	8,975	16,616
Amortization, accretion and other	8,317	7,941
Gain on derivatives	(167,844)	(989,238)
Net cash settlements received on derivatives	749,185	369,247
Net premiums paid on derivatives	(37,893)	(164,843)
Changes in other assets and liabilities:
Accounts receivable	238,579	1,128,033
Accounts payable	(47,115)	(532,223)
Other current assets	(59,419)	84,082
Other items, net	(9,918)	(157,889)
Net cash provided by operating activities	1,477,708	2,099,881
Cash flows from investing activities:
Capital expenditures	(1,092,633)	(981,795)
Cash paid for acquisitions	(237,755)	—
Proceeds from sale of assets	453,864	—
Other investing activities	(2,688)	(2,036)
Net cash used in investing activities	(879,212)	(983,831)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	314,000	—
Repayment of revolving credit facility borrowings	(267,000)	—
Proceeds from issuance of debt	750,000	—
Proceeds from net settlement of Capped Call Transactions (Note 6)	93,290	—
Debt issuance costs	(8,511)	(3,557)
Repayment and retirement of debt	(1,355,183)	(1,012,877)
(Premiums paid) discounts received on debt extinguishment	(1,178)	6,402
Dividends paid	(138,963)	(108,318)
Repurchase and retirement of common stock	—	(201,029)
Net distribution to noncontrolling interest	—	(2,043)
Other financing activities	(35,954)	(37,780)
Net cash used in financing activities	(649,499)	(1,359,202)
Net change in cash and cash equivalents	(51,003)	(243,152)
Cash and cash equivalents at beginning of period	80,977	1,458,644
Cash and cash equivalents at end of period	$29,974	$1,215,492
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2023	361,586	$9,776,392	$2,338,572	$(2,830)	$41,454	$12,153,588
Comprehensive loss, net of tax:
Net loss			(66,626)		(240)	(66,866)
Other postretirement benefits liability adjustment, net of tax: $14				49		49
Dividends ($0.15 per share)			(54,248)			(54,248)
Share-based compensation plans	64	14,451				14,451
Convertible Notes settlements	4	12				12
Distribution to noncontrolling interest					(1,958)	(1,958)
Balance at June 30, 2023	361,654	$9,790,855	$2,217,698	$(2,781)	$39,256	$12,045,028

Balance at April 1, 2024	441,558	$12,450,876	$2,715,974	$(2,641)	$7,192	$15,171,401
Comprehensive income, net of tax:
Net income (loss)			9,517		(278)	9,239
Other postretirement benefits liability adjustment, net of tax: $13				43		43
Dividends ($0.1575 per share)			(69,551)			(69,551)
Share-based compensation plans	39	13,616				13,616
Balance at June 30, 2024	441,597	$12,464,492	$2,655,940	$(2,598)	$6,914	$15,124,748

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

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2023	365,363	$9,891,890	$1,283,578	$(2,994)	$40,854	$11,213,328
Comprehensive income, net of tax:
Net income			1,151,922		445	1,152,367
Other postretirement benefits liability adjustment, net of tax: $29				213		213
Dividends ($0.30 per share)			(108,318)			(108,318)
Share-based compensation plans	2,191	(9,572)				(9,572)
Convertible Notes settlements	6	82				82
Repurchase and retirement of common stock	(5,906)	(91,545)	(109,484)			(201,029)
Distribution to noncontrolling interest					(5,793)	(5,793)
Contribution from noncontrolling interest					3,750	3,750
Balance at June 30, 2023	361,654	$9,790,855	$2,217,698	$(2,781)	$39,256	$12,045,028

Balance at January 1, 2024	419,896	$12,093,986	$2,681,898	$(2,684)	$7,617	$14,780,817
Comprehensive income, net of tax:
Net income (loss)			113,005		(703)	112,302
Other postretirement benefits liability adjustment, net of tax: $26				86		86
Dividends ($0.315 per share)			(138,963)			(138,963)
Share-based compensation plans	1,709	(8,392)				(8,392)
Convertible Notes settlements	19,992	285,608				285,608
Net settlement of Capped Call Transactions		93,290				93,290
Balance at June 30, 2024	441,597	$12,464,492	$2,655,940	$(2,598)	$6,914	$15,124,748

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.    Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQT Corporation and subsidiaries as of June 30, 2024 and December 31, 2023, the results of its operations and equity for the three and six month periods ended June 30, 2024 and 2023 and its cash flows for the six month periods ended June 30, 2024 and 2023. Certain previously reported amounts have been reclassified to conform to the current year presentation. In this Quarterly Report on Form 10-Q, references to "EQT" and the "Company" refer collectively to EQT Corporation and its consolidated subsidiaries unless otherwise noted.

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

	Six Months Ended June 30,
	2024	2023

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$104,940	$95,316
Income taxes, net	4,850	13,619

Non-cash activity during the period for:
Issuance of EQT Corporation common stock for Convertible Notes settlement	$285,608	$82
NEPA Non-Operated Asset Divestiture (Note 9)	155,383	—
Increase in right-of-use assets and lease liabilities, net	8,283	507
Capitalization of non-cash equity share-based compensation	3,371	2,997
Increase in asset retirement costs and obligations	3,313	3,631
Investment in nonconsolidated entity	2,375	—

Common Stock. On July 18, 2024, following approval by the shareholders of EQT Corporation, the Company amended its Restated Articles of Incorporation to increase the authorized number of shares of EQT Corporation common stock from 640,000,000 shares to 1,280,000,000 shares.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through the requirement of enhanced disclosure of significant segment expenses. In addition, this ASU enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the effect its adoption of ASU 2023-07 will have on its financial statements and related disclosures.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures to improve its income tax disclosure requirements. Under this ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect adoption of ASU 2023-09 to have a material impact on its financial statements and related disclosures.

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

For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded amounts due from contracts with customers of $446.8 million and $584.8 million in accounts receivable in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. These contracts are reported in net marketing services and other in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands)
Revenues from contracts with customers:
Natural gas sales	$730,705	$765,856	$1,852,279	$2,478,088
NGLs sales	139,734	67,899	295,884	166,727
Oil sales	19,078	14,570	45,259	33,868
Total revenues from contracts with customers	$889,517	$848,325	$2,193,422	$2,678,683

Other sources of revenue:
Gain on derivatives	61,333	164,386	167,844	989,238
Net marketing services and other	1,662	6,040	3,514	11,901
Total operating revenues	$952,512	$1,018,751	$2,364,780	$3,679,822

As of June 30, 2024, the Company had no remaining performance obligations on its natural gas sales contracts with fixed consideration.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 2,402 billion cubic feet (Bcf) of natural gas and 2,568 thousand barrels (Mbbl) of NGLs as of June 30, 2024 and 2,045 Bcf of natural gas and 1,049 Mbbl of NGLs as of December 31, 2023. The open positions at both June 30, 2024 and December 31, 2023 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if the Company's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of June 30, 2024, the Company's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features that were in a net liability position was $0.2 million and $6.4 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2024 and December 31, 2023, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2024 and December 31, 2023, the Company recorded $67.6 million and $13.0 million, respectively, of such deposits as current assets in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
June 30, 2024
Asset derivative instruments, at fair value	$424,362	$(135,133)	$—	$289,229
Liability derivative instruments, at fair value	175,960	(135,133)	(67,643)	(26,816)

December 31, 2023
Asset derivative instruments, at fair value	$978,634	$(112,203)	$—	$866,431
Liability derivative instruments, at fair value	186,363	(112,203)	(13,017)	61,143

Henry Hub Cash Bonus. The consolidated gas gathering and compression agreement, dated February 26, 2020 (the Consolidated GGA), between the Company and an affiliate of Equitrans Midstream Corporation (Equitrans Midstream) provides for cash bonus payments (the Henry Hub Cash Bonus) payable by the Company during each quarter beginning with the first day of the quarter in which the MVP In-Service Date (as defined within the Consolidated GGA) occurs and ending on the earlier of 36 months thereafter or December 31, 2024. Such payments are conditioned upon the quarterly average of the NYMEX Henry Hub natural gas settlement price exceeding certain price thresholds. Following receipt of authorization from the Federal Energy Regulatory Commission, the Mountain Valley Pipeline entered into service on June 14, 2024. Upon commencement of long-term firm capacity obligations, the MVP In-Service Date occurred on July 1, 2024.

As of June 30, 2024 and December 31, 2023, the derivative liability related to the Henry Hub Cash Bonus had a fair value of approximately $33 million and $48 million, respectively. The fair value of the derivative liability related to the Henry Hub Cash Bonus is based on significant inputs that are interpolated from observable market data and, as such, is a Level 2 fair value measurement. See Note 4 for a description of the fair value hierarchy.

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

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2024
Asset derivative instruments, at fair value	$424,362	$41,942	$382,420	$—
Liability derivative instruments, at fair value	175,960	33,026	142,934	—

December 31, 2023
Asset derivative instruments, at fair value	$978,634	$66,302	$912,332	$—
Liability derivative instruments, at fair value	186,363	42,218	144,145	—

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2024 and December 31, 2023, the Company's senior notes had a fair value of approximately $4.3 billion and $4.9 billion, respectively, and a carrying value of approximately $4.3 billion and $4.5 billion, respectively, inclusive of any current portion. The fair value of the Company's note payable to EQM Midstream Partners, LP (EQM), a wholly-owned subsidiary of Equitrans Midstream as of June 30, 2024 and December 31, 2023, is estimated using an income approach model with a market-based discount rate and is a Level 3 fair value measurement. As of June 30, 2024 and December 31, 2023, the Company's note payable to EQM had a fair value of approximately $86 million and $91 million, respectively, and a carrying value of approximately $85 million and $88 million, respectively, inclusive of any current portion. See Note 6 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 3 for a discussion of the fair value measurement of the Henry Hub Cash Bonus. See Note 9 for a discussion of the fair value measurement of the NEPA Non-Operated Asset Divestiture (defined therein). See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the fair value measurement and any subsequent impairments of the Company's oil and gas properties and other long-lived assets, including impairment and expiration of leases.

5.    Income Taxes

Historically, the Company has calculated the provision for income taxes for interim periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. However, because fluctuations in estimated ordinary income can result in significant changes in the estimated annual effective tax rate, the Company determined that this method does not provide a reliable estimate for the six months ended June 30, 2024. As such, the Company instead used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2024. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2024.

For the six months ended June 30, 2023, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income for the period.

For the six months ended June 30, 2024 and 2023, the Company recorded income tax (benefit) expense at an effective tax rate of (21.6)% and 23.0%, respectively. The Company's effective tax rate for the six months ended June 30, 2024 was lower compared to the U.S. federal statutory rate primarily as a result of the Company's utilization of some of its capital loss carryforwards with the capital gain generated from the NEPA Non-Operated Asset Divestiture, which results in the release of the associated valuation allowance, as well as from excess tax benefits from share-based payments. The Company's effective tax rate for the six months ended June 30, 2023 was higher compared to the U.S. federal statutory rate due primarily to state taxes, including valuation allowances limiting certain state tax benefits.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Debt

The table below summarizes the Company's outstanding debt.

	June 30, 2024		December 31, 2023
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
Revolving credit facility maturing July 23, 2029	$47,000	$47,000	$—	$—
Term Loan Facility due June 30, 2026 (b)	500,000	497,680	1,250,000	1,244,265
Senior notes:
6.125% notes due February 1, 2025 (b)	—	—	601,521	600,389
1.75% convertible notes due May 1, 2026 (c)	—	—	290,177	286,185
3.125% notes due May 15, 2026	392,915	390,585	392,915	389,978
7.75% debentures due July 15, 2026	115,000	113,964	115,000	113,716
3.90% notes due October 1, 2027	1,169,503	1,165,981	1,169,503	1,165,439
5.700% notes due April 1, 2028	500,000	491,508	500,000	490,376
5.00% notes due January 15, 2029	318,494	315,453	318,494	315,121
7.000% notes due February 1, 2030 (b)	674,800	671,331	674,800	671,020
3.625% notes due May 15, 2031	435,165	430,480	435,165	430,141
5.750% notes due February 1, 2034	750,000	742,400	—	—
Note payable to EQM	85,404	85,404	88,483	88,483
Total debt	4,988,281	4,951,786	5,836,058	5,795,113
Less: Current portion of debt (d)	6,388	6,388	296,424	292,432
Long-term debt	$4,981,893	$4,945,398	$5,539,634	$5,502,681

(a)For the Company's revolving credit facility and note payable to EQM, the principal value represents the carrying value. For all other debt, the principal value less the unamortized debt issuance costs and debt discounts represents the carrying value.
(b)Interest rates for the Term Loan Facility and the Company's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Prior to the Company's redemption of all of its outstanding 6.125% senior notes, interest rates for the Company's 6.125% senior notes fluctuated based on changes to the credit ratings assigned to the Company's senior notes by Moody's, S&P and Fitch. Interest rates for the Company's other outstanding debt do not fluctuate.
(c)As of December 31, 2023, the fair value of the Company's 1.75% convertible notes was $768.6 million and was a Level 2 fair value measurement. See Note 4.
(d)As of June 30, 2024, the current portion of debt included a portion of the note payable to EQM. As of December 31, 2023, the current portion of debt included the Company's 1.75% convertible notes and a portion of the note payable to EQM.

Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the six months ended June 30, 2024.

Debt Tranche	Principal	Premiums (a)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.125% notes due February 1, 2025	$601,521	$1,178	$13,612	$616,311
Term Loan Facility due June 30, 2026	750,000	—	—	750,000
1.75% convertible notes due May 1, 2026	583	—	—	583
Total	$1,352,104	$1,178	$13,612	$1,366,894
(a)Includes third-party costs and fees paid to dealer managers and brokers.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Revolving Credit Facility. As of June 30, 2024, the Company had a $2.5 billion revolving credit facility. On July 22, 2024, the Company entered into the Fourth Amended and Restated Credit Agreement (the Fourth A&R Credit Agreement) with PNC Bank National Association, as administrative agent, swing line lender and L/C Issuer, and the other lenders party thereto, amending and restating the Third Amended and Restated Credit Agreement, dated June 28, 2022 (the Credit Agreement), under which such lenders agreed to make to the Company unsecured revolving loans in an aggregate principal amount of up to $3.5 billion. The Fourth A&R Credit Agreement, among other things, (i) extends the maturity date of the commitments and loans under the Credit Agreement to July 23, 2029 and provides, at the Company's option, two one-year extensions thereafter, subject to satisfaction of certain conditions, and (ii) allows for additional commitment increases up to $1 billion, subject to the agreement of the Company and new or existing lenders. The Company can obtain Base Rate Loans (as defined in the Fourth A&R Credit Agreement) or Term SOFR Rate Loans (as defined in the Fourth A&R Credit Agreement). Base Rate Loans are denominated in dollars and bear interest at a Base Rate (as defined in the Fourth A&R Credit Agreement) plus a margin ranging from 12.5 basis points to 100 basis points determined on the basis of the Company's then current credit ratings. Term SOFR Rate Loans bear interest at a Term SOFR Rate (as defined in the Fourth A&R Credit Agreement) plus an additional 10 basis point credit spread adjustment plus a margin ranging from 112.5 basis points to 200 basis points determined on the basis of the Company's then current credit ratings.

As of June 30, 2024, the Company had no letters of credit outstanding under its revolving credit facility. As of December 31, 2023, the Company had approximately $15 million letters of credit outstanding under its revolving credit facility.

Under the Company's revolving credit facility, for both the three and six months ended June 30, 2024, the maximum amount of outstanding borrowings was $207 million and interest was incurred at a weighted average annual interest rate of 6.9%. For the three and six months ended June 30, 2024, the average daily balance was approximately $24 million and $17 million, respectively.

For the three and six months ended June 30, 2023, there were no borrowings under the Company's revolving credit facility.

Term Loan Facility. On November 9, 2022, the Company entered into a Credit Agreement (as amended on December 23, 2022, April 25, 2023, January 16, 2024 and July 22, 2024, the Term Loan Agreement) with PNC Bank, National Association, as administrative agent, and the other lenders party thereto, under which such lenders agreed to make to the Company unsecured term loans in a single draw in an aggregate principal amount of up to $1.25 billion (the Term Loan Facility) to partly fund the Tug Hill and XcL Midstream Acquisition (defined in Note 9). On August 21, 2023, the Company borrowed $1.25 billion under the Term Loan Facility, receiving net proceeds of $1,242.9 million.

On January 16, 2024, the Company entered into a third amendment to the Term Loan Agreement to, among other things, extend the maturity date of the Term Loan Agreement from June 30, 2025 to June 30, 2026. The third amendment to the Term Loan Agreement became effective on January 19, 2024 upon the Company's prepayment of $750 million principal amount of the term loans outstanding under the Term Loan Facility (funded with the net proceeds from the issuance of the Company's 5.750% senior notes and cash on hand) and the satisfaction of other closing conditions. On July 22, 2024, the Company entered into a fourth amendment to the Term Loan Agreement to, among other things, make certain conforming changes to the Term Loan Agreement in alignment with the Fourth A&R Credit Agreement. Pursuant to the Term Loan Agreement, the Company may voluntarily prepay, in whole or in part, borrowings under the Term Loan Facility without premium or penalty but subject to reimbursement of funding losses with respect to prepayment of loans that bear interest based on the Term SOFR Rate (as defined in the Term Loan Agreement). Borrowings under the Term Loan Facility that are repaid may not be re-borrowed.

At the Company's election, the term loans outstanding under the Term Loan Facility bear interest at a Term SOFR Rate plus the SOFR Adjustment or Base Rate (all terms defined in the Term Loan Agreement), each plus a margin based on the Company's credit ratings. For both the three and six months ended June 30, 2024, interest was incurred under the Term Loan Facility at a weighted average annual interest rate of 6.9%.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Income (Loss) Per Share

The table below provides the computation for basic and diluted income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands, except per share amounts)
Net income (loss) attributable to EQT Corporation – Basic income (loss) available to shareholders	$9,517	$(66,626)	$113,005	$1,151,922
Add back: Interest expense on Convertible Notes, net of tax (a)	—	—	114	3,691
Diluted income (loss) available to shareholders	$9,517	$(66,626)	$113,119	$1,155,613

Weighted average common stock outstanding – Basic	441,968	361,982	440,714	361,721
Options, restricted stock, performance awards and stock appreciation rights (a)	2,953	—	3,438	3,455
Convertible Notes (a)	—	—	741	28,259
Weighted average common stock outstanding – Diluted	444,921	361,982	444,893	393,435

Income (loss) per share of common stock attributable to EQT Corporation:
Basic	$0.02	$(0.18)	$0.26	$3.18
Diluted	$0.02	$(0.18)	$0.25	$2.94

(a)In periods when the Company reports a net loss, all options, restricted stock, performance awards and stock appreciation rights are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share. As a result, for the three months ended June 30, 2023, all such securities of 4.7 million were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

In addition, prior to the Company's redemption of the Convertible Notes, the Company used the if-converted method to calculate the impact of the Convertible Notes on diluted income (loss) per share. For the three months ended June 30, 2023, such if-converted securities of approximately 28.3 million as well as the related add back of interest expense on the Convertible Notes, net of tax, were excluded from potentially dilutive securities because of their anti-dilutive effect on loss per share.

8.    Stock-based Compensation

In 2024, the Management Development and Compensation Committee of the Company's Board of Directors (the Compensation Committee) adopted the 2024 Incentive Performance Share Unit Program (2024 Incentive PSU Program) under the 2020 Long-Term Incentive Plan. During the six months ended June 30, 2024, a total of 371,500 share units were granted under the 2024 Incentive PSU Program. The payout of the share units will vary between zero and 200% of the number of outstanding units contingent upon the Company's absolute total shareholder return and total shareholder return relative to a predefined peer group over the period of January 1, 2024 through December 31, 2026.

During the six months ended June 30, 2024, the Compensation Committee granted 982,990 restricted stock unit equity awards that will follow a three-year graded vesting schedule commencing with the date of grant, assuming continued employment through each vesting date. The share total includes the Company's "equity-for-all" program, instituted in 2021, pursuant to which the Company grants equity awards to all permanent employees.

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

NEPA Gathering System Acquisition. The Company operates and has historically owned a 50% interest in gathering assets located in northeast Pennsylvania (collectively, the NEPA Gathering System). On April 11, 2024, the Company completed its acquisition of a minority equity partner's 33.75% interest in the NEPA Gathering System for a purchase price of approximately $205 million (the NEPA Gathering System Acquisition), subject to customary post-closing adjustments. The NEPA Gathering System Acquisition was accounted for as an asset acquisition and, as such, its purchase price was allocated to property, plant and equipment.

NEPA Non-Operated Asset Divestiture. On May 31, 2024, the Company completed the divestiture (the NEPA Non-Operated Asset Divestiture) of an undivided 40% interest in the Company's non-operated natural gas assets in northeast Pennsylvania with a carrying amount of approximately $522 million to Equinor USA Onshore Properties Inc. and its affiliates (collectively, the Equinor Parties). The carrying value was composed of approximately $549 million of property, plant and equipment, approximately $7 million of other current liabilities and approximately $20 million of other liabilities and credits. In exchange, as consideration, the Company received from the Equinor Parties cash of $500 million, subject to customary post-closing purchase price adjustments, certain upstream assets and the remaining 16.25% equity interest in the NEPA Gathering System. The total fair value of consideration received, net of liabilities assumed, was approximately $851 million, subject to customary post-closing purchase price adjustments, and included $412 million of property, plant and equipment.

As a result of the NEPA Non-Operated Asset Divestiture, the Company recognized a gain of approximately $320 million in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations, which was calculated as the carrying value of divested assets less the fair value of consideration received, net of liabilities assumed and divestiture costs incurred of approximately $9 million. Cash proceeds from the NEPA Non-Operated Asset Divestiture were used to partly fund the Company's redemption of its 6.125% senior notes.

The fair values of the natural gas properties received as consideration for the NEPA Non-Operated Asset Divestiture were measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs include future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital.

The fair value of the undeveloped properties received as consideration for the NEPA Non-Operated Asset Divestiture were measured using the guideline transaction method based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs include future development plans from a market participant perspective.

The fair value of the interest in the NEPA Gathering System received as consideration for the NEPA Non-Operated Asset Divestiture was measured using the cost approach based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs include replacement cost for similar assets, relative age of the assets and potential economic or functional obsolescence.

See Note 4 for a description of the fair value hierarchy.

In addition, subsequent to the completion of the NEPA Non-Operated Asset Divestiture, the Company and the Equinor Parties entered into a gas buy-back agreement with respect to the assets received by the Company as consideration for the NEPA Non-Operated Asset Divestiture, whereby the Equinor Parties agreed to purchase a specified amount of natural gas from the Company through the first quarter of 2028.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

10.    Equitrans Midstream Merger

On July 22, 2024, the Company completed the Equitrans Midstream Merger pursuant to the agreement and plan of merger dated March 10, 2024 (the Merger Agreement) entered into by EQT Corporation, Humpty Merger Sub Inc., an indirect wholly owned subsidiary of EQT Corporation (Merger Sub), and Humpty Merger Sub LLC, an indirect wholly owned subsidiary of EQT Corporation (LLC Sub) with Equitrans Midstream.

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Equitrans Midstream (the First Merger), with Equitrans Midstream surviving as an indirect wholly owned subsidiary of EQT Corporation (the First Step Surviving Corporation), and, as the second step in a single integrated transaction with the First Merger, the First Step Surviving Corporation merged with and into LLC Sub (the Second Merger and, together with the First Merger, the Equitrans Midstream Merger), with LLC Sub surviving the Second Merger as an indirect wholly owned subsidiary of EQT Corporation.

Upon closing of the Equitrans Midstream Merger, each share of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) that was issued and outstanding immediately prior to the effective time of the First Merger (other than shares of Equitrans Midstream common stock owned by Equitrans Midstream or its subsidiaries or by the Company) was converted into the right to receive, without interest, 0.3504 shares of EQT Corporation common stock, with cash in lieu of fractional shares. Upon closing of the Equitrans Midstream Merger, EQT Corporation's preexisting shareholders owned approximately 74% of the combined company and Equitrans Midstream's common shareholders owned approximately 26% of the combined company. Also upon closing of the Equitrans Midstream Merger, three representatives from Equitrans Midstream joined EQT Corporation's Board of Directors.

In addition, on June 25, 2024, the Company delivered to Equitrans Midstream a written election exercising the Company's right under the Merger Agreement to cause Equitrans Midstream to purchase and redeem, prior to the completion of the Equitrans Midstream Merger, all of the issued and outstanding Series A Perpetual Convertible Preferred Shares, no par value, of Equitrans Midstream (the Equitrans Midstream Preferred Stock). On July 22, 2024, prior to the closing of the Equitrans Midstream Merger, using borrowings under the Company's revolving credit facility, the Company paid $685.3 million to effect such purchase and redemption.

Immediately following the closing of the Equitrans Midstream Merger, on July 22, 2024, EQM, which became an indirect wholly-owned subsidiary of the Company upon closing of the Equitrans Midstream Merger, repaid outstanding obligations under that certain Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among EQM, Wells Fargo Bank, National Association, as administrative agent, swing line lender and L/C issuer, and the other financial institutions from time to time party thereto (as amended, supplemented or otherwise modified, the EQM Facility) for principal of $705 million and interest and fees of $4.5 million using cash on hand and borrowings under the Company's revolving credit facility and thereafter terminated the EQM Credit Facility.

11.    Commitments and Contingencies

Legal and Regulatory Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.

The Company evaluates its legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrues a loss for such matters when the Company believes that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. In such cases, if some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued; however, when no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event the Company determines that (i) it is probable a liability has been incurred but the amount of the loss cannot be reasonably estimated, or (ii) it less likely than probable but is reasonably possible that a liability has been incurred, then the Company is required to disclose the matter in its Annual Report on Form 10-K with any update thereto in this Quarterly Report on Form 10-Q, as applicable, although the Company is not required to accrue such loss.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When able, the Company determines an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued loss or where there is no accrued loss, for legal proceedings. In instances where such estimates can be made, any such estimates are based on the Company's analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained.

The ultimate outcome of the matters described below is inherently uncertain. Furthermore, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company's exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or estimated.

Securities Class Action Litigation. On December 6, 2019, an amended putative class action complaint was filed in the United States District Court for the Western District of Pennsylvania by Cambridge Retirement System, Government of Guam Retirement Fund, Northeast Carpenters Annuity Fund, and Northeast Carpenters Pension Fund, on behalf of themselves and all those similarly situated, against EQT Corporation, and certain former executives and current and former board members of EQT Corporation (the Securities Class Action). The complaint alleges that certain statements made by EQT Corporation regarding its merger with Rice Energy Inc. in 2017 were materially false and violated various federal securities laws. Pursuant to the complaint, the plaintiffs seek compensatory or rescissory damages in an unspecified amount for all damages allegedly sustained by the class as a result of alleged negative impacts to EQT Corporation's stock price in 2018 and 2019.

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

Following the commencement of the Securities Class Action, the parties engaged in fact and expert discovery. In June 2024, the discovery phase of the Securities Class Action was completed. On June 27, 2024, the parties to the Securities Class Action participated in a mediation (the Mediation), which did not result in resolution. A trial date for the Securities Class Action has not been determined.

In the second quarter of 2024, the Company recorded an accrual for estimated loss contingencies associated with the Securities Class Action in an amount equal to the settlement offer the Company tendered at the Mediation. Due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, the amount accrued for estimated losses associated with the Securities Class Action may not represent the ultimate loss to the Company, and the Company's exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or estimated. The amount accrued for such estimated losses is based on the Company's analysis of currently available information and is subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. While the parties have completed discovery, various motions, including dispositive motions, have not yet been presented or heard, the matters present meaningful legal uncertainties, and predicting the outcome depends on making assumptions about future decisions of courts and the behavior of other parties for which the Company does not currently have sufficient information. Given these uncertainties, the Company is unable at this time to reasonably estimate the range of possible additional losses above the amount accrued. The Company disputes the claims asserted in the Securities Class Action and related litigation and believes it has meritorious defenses, but unpredictability is inherent in litigation and the Company cannot predict the outcomes with any certainty.

See Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of the Company's commitments and contingencies, including certain other pending legal and regulatory proceedings and other contingent matters. As of June 30, 2024, except as disclosed herein, there have been no material changes to such matters disclose therein.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including liquified natural gas (LNG) volumes and sales; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure programs; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including the Equitrans Midstream Merger (defined and discussed in Note 10 to the Condensed Consolidated Financial Statements); the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital, including as a result of rising interest rates and other economic uncertainties; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; risks related to our ability to integrate the operations of Equitrans Midstream Corporation (Equitrans Midstream) in a successful manner and in the expected time period and the possibility that any of the anticipated benefits and projected synergies of the Equitrans Midstream Merger will not be realized or will not be realized within the expected time period; and disruptions to our business due to recently completed acquisitions and other significant transactions, including the Equitrans Midstream Merger. These and other risks and uncertainties are described under the "Risk Factors" section in this

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quarterly Report on Form 10-Q and under the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and may be updated by the "Risk Factors" section of subsequent Quarterly Reports on Form 10-Q and other documents we subsequently file from time to time with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended June 30, 2024 was $9.5 million, $0.02 per diluted share, compared to net loss attributable to EQT Corporation of $66.6 million, $0.18 per diluted share, for the same period in 2023. The change was attributable primarily to the gain on the NEPA Non-Operated Asset Divestiture (defined in Note 9 to the Condensed Consolidated Financial Statements) and increased sales of natural gas, NGLs and oil, partly offset by a lower gain on derivatives, increased depreciation and depletion expense and increased production expense.

Net income attributable to EQT Corporation for the six months ended June 30, 2024 was $113.0 million, $0.25 per diluted share, compared to $1,151.9 million, $2.94 per diluted share, for the same period in 2023. The decrease was attributable primarily to a lower gain on derivatives, decreased sales of natural gas, NGLs and oil, increased depreciation and depletion expense and increased production expense, partly offset by an income tax benefit in 2024 compared to income tax expense in 2023 as well as the gain on the NEPA Non-Operated Asset Divestiture.

Results of operations for 2024 include the results of our operation of assets acquired in the Tug Hill and XcL Midstream Acquisition (defined in Note 9 to the Condensed Consolidated Financial Statements), which closed on August 22, 2023. In addition, results of operations for 2024 include the results of our operation of assets received as consideration for the NEPA Non-Operated Asset Divestiture, which closed on May 31, 2024. Such assets received included the remaining 16.25% equity interest in the NEPA Gathering System (defined in Note 9 to the Condensed Consolidated Financial Statements) (which was the sole remaining minority interest following our acquisition of a 33.75% equity interest in the NEPA Gathering System Acquisition on April 11, 2024), resulting in our 100% ownership of the NEPA Gathering System. See Note 9 to the Condensed Consolidated Financial Statements.

See "Sales Volume and Revenues" and "Operating Expenses" for discussions of items affecting operating income and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures.

Recent Events

On July 22, 2024, we completed the Equitrans Midstream Merger pursuant to the Merger Agreement (defined in Note 10 to the Condensed Consolidated Financial Statements).

Upon closing of the Equitrans Midstream Merger, each share of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) that was issued and outstanding immediately prior to the effective time of the First Merger (defined in Note 10 to the Condensed Consolidated Financial Statements) (other than shares of Equitrans Midstream common stock owned by Equitrans Midstream or its subsidiaries or by us) was converted into the right to receive, without interest, 0.3504 shares of EQT Corporation common stock, with cash in lieu of fractional shares. As a result of the Equitrans Midstream Merger, we acquired over 2,000 miles of pipeline infrastructure that have extensive overlap and connectivity in our core area of operations and we became the first large-scale, integrated natural gas producer in the United States. See Note 10 to the Condensed Consolidated Financial Statements.

Trends and Uncertainties

Following receipt of authorization from the Federal Energy Regulatory Commission, the Mountain Valley Pipeline entered into service on June 14, 2024. Upon commencement of long-term firm capacity obligations, the MVP In-Service Date (as defined within the Consolidated GGA (defined in Note 3 to the Condensed Consolidated Financial Statements)) occurred on July 1, 2024. We are committed to an initial 1.29 Bcf per day of firm capacity on the Mountain Valley Pipeline through June 30, 2044. Accordingly, as a result of the Mountain Valley Pipeline commencing full service, we expect our future transmission expense to increase as a result of the additional contracted capacity and our future gathering cost structure pursuant to the Consolidated GGA to further decrease.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
On March 4, 2024, we announced our decision to strategically curtail approximately 1.0 Bcf per day of gross production (the Strategic Curtailment) beginning on February 24, 2024 in response to the low natural gas price environment resulting from warm winter weather and elevated storage inventories. The Strategic Curtailment resulted in total decreased sales volume of 82 Bcfe during the period beginning on February 24, 2024 through June 19, 2024, of which decreases of 54 Bcfe occurred during the second quarter of 2024. In response to market fundamentals, we may continue to strategically curtail our production. Our sales volume guidance for the second half of 2024 assumes additional strategic curtailments of approximately 90 Bcfe of net production.

Continued low natural gas prices may result in further adjustment to our 2024 planned development schedule or the development schedule of non-operated wells in which we have a working interest. Further, we cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Certain operators of wells in which we have a non-operating working interest also curtailed production in the first half of 2024. Inclusive of the Strategic Curtailment of 82 Bcfe, we estimate that total expected sales volume was negatively impacted by approximately 90 to 95 Bcfe of curtailments during the first half of 2024, the total of which includes curtailments by certain operators of wells in which we have a non-operating working interest. Adjustments to our 2024 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	474,075	449,658	973,349	883,055
NYMEX price ($/MMBtu)	$1.92	$2.10	$2.09	$2.76
Btu uplift	0.10	0.10	0.12	0.14
Natural gas price ($/Mcf)	$2.02	$2.20	$2.21	$2.90

Basis ($/Mcf) (a)	$(0.49)	$(0.50)	$(0.31)	$(0.10)
Cash settled basis swaps ($/Mcf)	(0.19)	(0.20)	(0.11)	(0.18)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.68)	$(0.70)	$(0.42)	$(0.28)
Average adjusted price ($/Mcf)	$1.34	$1.50	$1.79	$2.62
Cash settled derivatives ($/Mcf)	0.82	0.53	0.84	0.42
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.16	$2.03	$2.63	$3.04
Natural gas sales, including cash settled derivatives	$1,025,694	$912,966	$2,563,560	$2,688,101

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	20,408	11,679	41,140	25,176
Sales volume (Mbbl)	3,401	1,946	6,856	4,196
NGLs price ($/Bbl)	$37.95	$31.28	$39.78	$35.29
Cash settled derivatives ($/Bbl)	(0.51)	(1.21)	(0.25)	(1.83)
Average NGLs price, including cash settled derivatives ($/Bbl)	$37.44	$30.07	$39.53	$33.46
NGLs sales, including cash settled derivatives	$127,361	$58,533	$271,092	$140,389
Ethane:
Sales volume (MMcfe) (b)	11,182	7,743	22,552	17,670
Sales volume (Mbbl)	1,864	1,291	3,759	2,945
Ethane price ($/Bbl)	$5.71	$5.43	$6.15	$6.34
Ethane sales	$10,640	$7,008	$23,102	$18,660
Oil:
Sales volume (MMcfe) (b)	1,847	1,759	4,521	3,743
Sales volume (Mbbl)	308	293	754	624
Oil price ($/Bbl)	$61.96	$49.71	$60.06	$54.30
Oil sales	$19,078	$14,570	$45,259	$33,868

Total liquids sales volume (MMcfe) (b)	33,437	21,181	68,213	46,589
Total liquids sales volume (Mbbl)	5,573	3,530	11,369	7,765
Total liquids sales	$157,079	$80,111	$339,453	$192,917

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,182,773	$993,077	$2,903,013	$2,881,018
Total sales volume (MMcfe)	507,512	470,839	1,041,562	929,644
Average realized price ($/Mcfe)	$2.33	$2.11	$2.79	$3.10
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Thousands, unless otherwise noted)
Total operating revenues	$952,512	$1,018,751	$2,364,780	$3,679,822
(Deduct) add:
Gain on derivatives	(61,333)	(164,386)	(167,844)	(989,238)
Net cash settlements received on derivatives	298,181	212,247	749,185	369,247
Premiums paid for derivatives that settled during the period	(4,925)	(67,495)	(39,594)	(166,912)
Net marketing services and other	(1,662)	(6,040)	(3,514)	(11,901)
Adjusted operating revenues, a non-GAAP financial measure	$1,182,773	$993,077	$2,903,013	$2,881,018

Total sales volume (MMcfe)	507,512	470,839	1,041,562	929,644
Average realized price ($/Mcfe)	$2.33	$2.11	$2.79	$3.10

Sales Volume and Revenues

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	507,512	470,839	36,673	7.8
Average daily sales volume (MMcfe/d)	5,577	5,174	403	7.8

Operating revenues:
Sales of natural gas, NGLs and oil	$889,517	$848,325	$41,192	4.9
Gain on derivatives	61,333	164,386	(103,053)	(62.7)
Net marketing services and other	1,662	6,040	(4,378)	(72.5)
Total operating revenues	$952,512	$1,018,751	$(66,239)	(6.5)

Sales volume. Sales volume increased for the three months ended June 30, 2024 compared to the same period in 2023 primarily as a result of sales volume increases of 58 Bcfe from the assets acquired in the Tug Hill and XcL Midstream Acquisition and from wells turned-in-line throughout 2023 and in the first half of 2024, partly offset by sales volume decreases of 54 Bcfe due to the Strategic Curtailment.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended June 30, 2024 compared to the same period in 2023 due to higher average realized price and increased sales volume.

Average realized price increased for the three months ended June 30, 2024 compared to the same period in 2023 due to favorable cash settled NYMEX derivatives and higher NGLs prices, partly offset by lower NYMEX prices. The following table presents the composition of net cash settlements received on derivatives.

	Three Months Ended June 30,
	2024	2023

	(Thousands)
Net cash settlements received on NYMEX natural gas hedge positions	$391,867	$304,827
Net cash settlements paid on basis and liquids hedge positions	(93,686)	(92,580)
Net cash settlements received on derivatives	$298,181	$212,247

Net cash settlements received on derivatives are included in average realized price but may not be included in operating revenues.

For the three months ended June 30, 2024 and 2023, we paid premiums of $4.9 million and $67.5 million, respectively, for derivatives that settled during the period.

Gain on derivatives. For the three months ended June 30, 2024, we recognized a gain on derivatives of $61.3 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices. For the three months ended June 30, 2023, we recognized a gain on derivatives of $164.4 million related primarily to increases in the fair market value of our basis swaps, which was in a liability position as of March 31, 2023, partly offset by a loss on the derivative liability related to the Henry Hub Cash Bonus (defined and discussed in Note 4 to the Condensed Consolidated Financial Statements).

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	1,041,562	929,644	111,918	12.0
Average daily sales volume (MMcfe/d)	5,723	5,136	587	11.4

Operating revenues:
Sales of natural gas, NGLs and oil	$2,193,422	$2,678,683	$(485,261)	(18.1)
Gain on derivatives	167,844	989,238	(821,394)	(83.0)
Net marketing services and other	3,514	11,901	(8,387)	(70.5)
Total operating revenues	$2,364,780	$3,679,822	$(1,315,042)	(35.7)

Sales volume. Sales volume increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily as a result of sales volume increases of 124 Bcfe from the assets acquired in the Tug Hill and XcL Midstream Acquisition and increases from wells turned-in-line throughout 2023 and in the first half of 2024, partly offset by sales volume decreases of 82 Bcfe due to the Strategic Curtailment.

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil decreased for the six months ended June 30, 2024 compared to the same period in 2023 due to lower average realized price, partly offset by increased sales volume.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Average realized price decreased for the six months ended June 30, 2024 compared to the same period in 2023 due to lower NYMEX prices and lower East Coast basis spreads, partly offset by favorable cash settled NYMEX derivatives and higher NGLs prices. The following table presents the composition of net cash settlements received on derivatives.

	Six Months Ended June 30,
	2024	2023

	(Thousands)
Net cash settlements received on NYMEX natural gas hedge positions	$856,128	$539,005
Net cash settlements paid on basis and liquids hedge positions	(106,943)	(169,758)
Net cash settlements received on derivatives	$749,185	$369,247

Net cash settlements received on derivatives are included in average realized price but may not be included in operating revenues.

For the six months ended June 30, 2024 and 2023, we paid premiums of $39.6 million and $166.9 million, respectively, for derivatives that settled during the period.

Gain on derivatives. For the six months ended June 30, 2024, we recognized a gain on derivatives of $167.8 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices. For the six months ended June 30, 2023, we recognized a gain on derivatives of $989.2 million related primarily to increases in the fair market value of our NYMEX swaps and options due to decreases in NYMEX forward prices, partly offset by a loss on the derivative liability related to the Henry Hub Cash Bonus.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$297,307	$318,491	$(21,184)	(6.7)
Transmission	178,354	153,152	25,202	16.5
Processing	67,406	51,519	15,887	30.8
Lease operating expense (LOE)	59,103	35,552	23,551	66.2
Production taxes	43,084	19,486	23,598	121.1
Exploration	1,378	1,203	175	14.5
Selling, general and administrative	67,207	60,163	7,044	11.7

Production depletion	$455,778	$390,504	$65,274	16.7
Other depreciation and depletion	10,204	5,180	5,024	97.0
Total depreciation and depletion	$465,982	$395,684	$70,298	17.8

Per Unit ($/Mcfe):
Gathering	$0.59	$0.68	$(0.09)	(13.2)
Transmission	0.35	0.33	0.02	6.1
Processing	0.13	0.11	0.02	18.2
LOE	0.12	0.08	0.04	50.0
Production taxes	0.08	0.04	0.04	100.0
Selling, general and administrative	0.13	0.13	—	—
Production depletion	0.90	0.83	0.07	8.4

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to the lower gathering cost structure that resulted pursuant to the Consolidated GGA as well as from our acquisition of the remaining minority interest in the NEPA Gathering System during the second quarter of 2024. In addition, gathering expense per Mcfe for the three months ended June 30, 2024 compared to the same period in 2023 benefited from our ownership of the gathering assets acquired in the Tug Hill and XcL Midstream Acquisition during the third quarter of 2023.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to credits received from the Texas Eastern Transmission Pipeline in 2023 as well as additional capacity acquired.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to increased processing expense from the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition.

LOE. LOE increased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to increased LOE from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to increased West Virginia property tax expense from the assets acquired in the Tug Hill and XcL Midstream Acquisition and higher price as well as increased severance tax expense from increased volumes from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative. Selling, general and administrative expense increased on an absolute basis for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to higher legal costs as well as higher personnel costs due to increased workforce headcount.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2024 compared to the same period in 2023 due to higher annual depletion rate and increased sales volume.

(Gain) loss on sale/exchange of long-lived assets. During the three months ended June 30, 2024, we recognized a gain on the NEPA Non-Operated Asset Divestiture of approximately $320.0 million. See Note 9 to the Condensed Consolidated Financial Statements.

Impairment and expiration of leases. During the three months ended June 30, 2024 and 2023, we recognized impairment and expiration of leases of $37.7 million and $5.3 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to increased legal and environmental reserves as well as transaction costs related to the Equitrans Midstream Merger, partly offset by lower transaction costs related to the Tug Hill and XcL Midstream Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change	% Change

	(Thousands, unless otherwise noted)
Operating expenses:
Gathering	$606,292	$625,755	$(19,463)	(3.1)
Transmission	346,821	307,079	39,742	12.9
Processing	135,135	105,312	29,823	28.3
LOE	113,901	64,016	49,885	77.9
Production taxes	90,605	38,962	51,643	132.5
Exploration	2,294	2,155	139	6.5
Selling, general and administrative	140,260	112,057	28,203	25.2

Production depletion	$938,037	$772,886	$165,151	21.4
Other depreciation and depletion	14,695	10,483	4,212	40.2
Total depreciation and depletion	$952,732	$783,369	$169,363	21.6

Per Unit ($/Mcfe):
Gathering	$0.58	$0.67	$(0.09)	(13.4)
Transmission	0.33	0.33	—	—
Processing	0.13	0.11	0.02	18.2
LOE	0.11	0.07	0.04	57.1
Production taxes	0.09	0.04	0.05	125.0
Selling, general and administrative	0.13	0.12	0.01	8.3
Production depletion	0.90	0.83	0.07	8.4

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to the lower gathering cost structure that resulted from our acquisition of the remaining minority interest in the NEPA Gathering System during the second quarter of 2024. In addition, gathering expense per Mcfe for the six months ended June 30, 2024 compared to the same period in 2023 benefited from our ownership of the gathering assets acquired in the Tug Hill and XcL Midstream Acquisition during the third quarter of 2023.

Transmission. Transmission expense increased on an absolute basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to additional capacity acquired as well as credits received from the Texas Eastern Transmission Pipeline in 2023.

Processing. Processing expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to increased processing expense from the liquids-rich assets acquired in the Tug Hill and XcL Midstream Acquisition.

LOE. LOE increased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to increased LOE from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Production taxes. Production taxes increased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to increased West Virginia property tax expense from the assets acquired in the Tug Hill and XcL Midstream Acquisition and higher price as well as increased severance tax expense from increased volumes from the assets acquired in the Tug Hill and XcL Midstream Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Selling, general and administrative. Selling, general and administrative expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to higher legal costs as well as higher personnel costs due to increased workforce headcount.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2024 compared to the same period in 2023 due to increased sales volume and higher annual depletion rate.

(Gain) loss on sale/exchange of long-lived assets. During the six months ended June 30, 2024, we recognized a gain on the NEPA Non-Operated Asset Divestiture of approximately $320.0 million. See Note 9 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2023, we recognized a loss on exchange of long-lived assets of $16.3 million related to acreage trade agreements where the carrying value of the acres traded exceeded the fair value of the acres received.

Impairment and expiration of leases. During the six months ended June 30, 2024 and 2023, we recognized impairment and expiration of leases of $46.9 million and $15.9 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Other operating expenses increased for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to transaction costs related to the Equitrans Midstream Merger and increased legal and environmental reserves, partly offset by lower transaction costs related to the Tug Hill and XcL Midstream Acquisition.

Other Income Statement Items

Income from investments. Income from investments decreased for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to lower equity earnings from our equity method investments.

Loss (gain) on debt extinguishment. During the three months ended June 30, 2024 and 2023, we recognized a loss on debt extinguishment of $1.8 million and $5.5 million, respectively, due to our repayment and repurchase of certain of our senior notes at a premium to par value.

During the six months ended June 30, 2024, we recognized a loss on debt extinguishment of $5.3 million due to our prepayment of a portion of the Term Loan Facility (defined in Note 6 to the Condensed Consolidated Financial Statements) as well as our redemption of our 6.125% senior notes at a premium to par value. During the six months ended June 30, 2023, we recognized a gain on debt extinguishment of $1.1 million due to our repayment and repurchase of certain of our senior notes at a discount to par value during the first quarter of 2023, partly offset by the loss recognized during the three months ended June 30, 2023.

Other income. During the six months ended June 30, 2024, we received proceeds from insurance claim recoveries of $19.1 million related to the assets acquired in the Tug Hill and XcL Midstream Acquisition.

Interest expense, net. Interest expense, net increased for both the three and six months ended June 30, 2024 compared to the same periods in 2023 due primarily to lower interest income earned on cash on hand as well as the interest expense on our 5.750% senior notes issued in January 2024 and the interest expense on our borrowings under the Term Loan Facility, partly offset by lower interest expense due to our repayment and repurchase of certain of our senior notes as well as higher capitalized interest from the assets acquired in the Tug Hill and XcL Midstream Acquisition. See Note 6 to the Condensed Consolidated Financial Statements.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Planned Capital Expenditures and Sales Volume. Following the completion of the Equitrans Midstream Merger, we revised our estimated total capital expenditures for the third quarter of 2024 to $620 million to $720 million and fourth quarter of 2024 to $580 million to $680 million. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under our revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2024 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. We expect our sales volume, including expected curtailments, to be 510 Bcfe to 560 Bcfe for the third quarter of 2024 and 515 Bcfe to 565 Bcfe for the fourth quarter of 2024.

Operating Activities. Net cash provided by operating activities was $1,478 million for the six months ended June 30, 2024 compared to $2,100 million for the same period in 2023. The decrease was due primarily to lower cash operating revenues, unfavorable timing of working capital payments and higher operating expenses, partly offset by higher net cash settlements received on derivatives and lower net premiums paid on derivatives.

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

Investing Activities. Net cash used in investing activities was $879 million for the six months ended June 30, 2024 compared to $984 million for the same period in 2023. The decrease was attributable primarily to proceeds received from the NEPA Non-Operated Asset Divestiture, partly offset by cash paid for the NEPA Gathering System Acquisition and increased capital expenditures.

The following table summarizes our capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Millions)
Reserve development (a)	$460	$399	$912	$792
Land and lease (b)	41	24	68	60
Other production infrastructure	19	18	41	32
Midstream	16	3	29	4
Capitalized overhead	17	15	34	29
Capitalized interest	16	9	33	19
Other	7	5	8	6
Total capital expenditures	576	473	1,125	942
(Deduct) add: Non-cash items (c)	(17)	14	(32)	40
Total cash capital expenditures	$559	$487	$1,093	$982

(a)Includes capital expenditures for water infrastructure of $14.6 million and $7.7 million for the three months ended June 30, 2024 and 2023, respectively, and $29.8 million and $18.7 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Capital expenditures attributable to noncontrolling interests were $3.1 million and $8.5 million for the three and six months ended June 30, 2023, respectively. There were no capital expenditures attributable to noncontrolling interests for the three and six months ended June 30, 2024.
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities. Net cash used in financing activities was $649 million for the six months ended June 30, 2024 compared to $1,359 million for the same period in 2023. For the six months ended June 30, 2024, the primary uses of financing cash flows were our prepayment of a portion of the Term Loan Facility, redemption of our 6.125% senior notes and payment of dividends, and the primary sources of financing cash flows were proceeds from the issuance of our 5.750% senior notes and proceeds from the net settlement of the Capped Call Transactions (defined in Note 6 to the Condensed Consolidated Financial Statements). For the six months ended June 30, 2023, the primary uses of financing cash flows were our repayment and retirement of debt, repurchase and retirement of EQT Corporation common stock and payment of dividends.

See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and borrowings under our revolving credit facility and the Term Loan Facility, including financing activities entered into in connection with the completion of the Equitrans Midstream Merger. In connection with the completion of the Equitrans Midstream Merger, we acquired Equitrans Midstream's controlling interest in EQM Midstream Partners, LP (EQM), which will be consolidated into our financial statements in the third quarter of 2024. As of June 30, 2024, EQM had outstanding senior notes in an aggregate principal amount of approximately $7 billion.

On July 16, 2024, our Board of Directors declared a quarterly cash dividend of $0.1575 per share of EQT Corporation common stock, payable on September 1, 2024, to shareholders of record at the close of business on August 7, 2024.

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

Material Cash Requirement. On June 25, 2024, we delivered to Equitrans Midstream a written election exercising our right under the Merger Agreement to cause Equitrans Midstream to purchase and redeem, prior to the completion of the Equitrans Midstream Merger, all of the issued and outstanding Equitrans Midstream Preferred Stock (defined in Note 10 to the Condensed Consolidated Financial Statements). On July 22, 2024, prior to the closing of the Equitrans Midstream Merger, using borrowings under our revolving credit facility, we paid $685.3 million to effect such purchase and redemption..

Security Ratings and Financing Triggers

The table below reflects the credit ratings and rating outlooks assigned to our debt instruments as of June 30, 2024. Our credit ratings and rating outlooks are subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently from any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn by a rating agency if, in the rating agency's judgment, circumstances so warrant. See Note 3 to the Condensed Consolidated Financial Statements for a description of what is deemed investment grade.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under our revolving credit facility and the Term Loan Facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Our revolving credit facility and the Term Loan Facility contain financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of June 30, 2024, we were in compliance with all debt provisions and covenants under our debt agreements.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of borrowings under our revolving credit facility and the Term Loan Facility.

Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of July 19, 2024. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q3 2024 (a)	Q4 2024	Q1 2025	Q2 2025	Q3 2025	Q4 2025
Hedged Volume (MMDth)	291	362	332	336	71	33
Hedged Volume (MMDth/d)	3.2	3.9	3.7	3.7	0.8	0.4
Swaps – Short
Volume (MMDth)	246	289	144	290	71	33
Avg. Price ($/Dth)	$3.14	$3.21	$3.42	$3.11	$3.34	$3.35
Calls – Long
Volume (MMDth)	13	13	—	—	—	—
Avg. Strike ($/Dth)	$3.20	$3.20	$—	$—	$—	$—
Calls – Short
Volume (MMDth)	62	90	188	46	—	—
Avg. Strike ($/Dth)	$4.22	$4.25	$4.19	$3.48	$—	$—
Puts – Long
Volume (MMDth)	45	73	188	46	—	—
Avg. Strike ($/Dth)	$4.05	$3.54	$3.20	$2.83	$—	$—
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(4)	$—	$—	$—	$—	$—
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We evaluate our legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrue a liability for such matters when we believe that a loss is probable and the amount of the loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event we determine that (i) a loss is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss is less likely than probable but is reasonably possible, then we are required to disclose the matter in our Annual Report on Form 10-K with any update thereto in this Quarterly Report on Form 10-Q, as applicable, although we are not required to accrue such loss.

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

See Note 11 to the Condensed Consolidated Financial Statements herein and Note 11 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for discussions of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on June 30, 2024 and December 31, 2023 would increase the fair value of our natural gas derivative commodity instruments by approximately $537 million and $204 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on June 30, 2024 and December 31, 2023 would decrease the fair value of our natural gas derivative commodity instruments by approximately $375 million and $482 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on June 30, 2024 and December 31, 2023 to our natural gas derivative commodity instruments as of June 30, 2024 and December 31, 2023 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 4 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving credit facility and the Term Loan Facility. None of the interest we pay on our senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates for the borrowings under our revolving credit facility and the Term Loan Facility during the six months ended June 30, 2024 would have increased interest expense by approximately $3.0 million.

Interest rates for our revolving credit facility, the Term Loan Facility and our 7.000% senior notes fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Prior to our redemption of all of our outstanding 6.125% senior notes, interest rates for our 6.125% senior notes fluctuated based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. Interest rates for our other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to our senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see "Risk Factors – Our operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in our Annual Report on Form 10-K for the year ended December 31, 2023. Changes in interest rates affect the fair value of our fixed rate debt. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 4 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 73%, or $382 million, of our OTC derivative contracts outstanding at June 30, 2024 had a positive fair value. Approximately 86%, or $912 million, of our OTC derivative contracts outstanding at December 31, 2023 had a positive fair value.

As of June 30, 2024, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended June 30, 2024, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

As of June 30, 2024, no one lender of the large group of financial institutions in the syndicate for both our revolving credit facility and the Term Loan Facility holds more than 10% of the financial commitments under each facility. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the anticipated benefits of the Equitrans Midstream Merger, and the Equitrans Midstream Merger may disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate Equitrans Midstream and the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. If the combined company is not able to realize the anticipated benefits expected from the transaction within the anticipated timing or at all, the combined company's business, financial condition and operating results may be adversely affected, the combined company's earnings per share may be diluted, the accretive effect of the Equitrans Midstream Merger may decrease or be delayed and the share price of the combined company may be negatively impacted. The integration of the two companies has required and will continue to require significant time and focus from management and could result in performance shortfalls as a result of the diversion of management's attention to such integration efforts. Difficulties in integrating Equitrans Midstream into our company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated synergies on the anticipated timeline. Potential difficulties that may be encountered in the integration process include, among others, complexities associated with managing a larger, more complex, integrated business; potential unknown liabilities and unforeseen expenses associated with Equitrans Midstream; and inconsistencies between the two company's standards, controls, procedures and policies. In addition, our business may be negatively impacted if we are unable to effectively manage our expanded operations.

We are expected to continue to incur significant transaction costs in connection with the Equitrans Midstream Merger, which may be in excess of those anticipated by us.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with the Equitrans Midstream Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial and could have an adverse effect on our financial condition and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2024.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. As a result of such extension, the Share Repurchase Program will expire on December 31, 2024, but it may be suspended, modified or discontinued at any time without prior notice. As of June 30, 2024, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended June 30, 2024, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01(a)*	Amended and Restated Purchase Agreement, dated December 23, 2022, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on December 27, 2022.
2.01(b)	First Amendment to Amended and Restated Purchase Agreement, dated April 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-3551) filed on August 22, 2023.
2.01(c)	Second Amendment to Amended and Restated Purchase Agreement, dated August 21, 2023, among THQ Appalachia I, LLC, THQ-XcL Holdings I, LLC, the subsidiaries of the foregoing entities named on the signature pages thereto, EQT Production Company and EQT Corporation.	Incorporated herein by reference to Exhibit 2.3 to Form 8-K (#001-3551) filed on August 22, 2023.
2.02*	Agreement and Plan of Merger, dated March 10, 2024, among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on March 11, 2024.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02(a)	Amended and Restated Bylaws of EQT Corporation (as amended through December 12, 2023).	Incorporated herein by reference to Exhibit 3.2 to Form 8-K (#001-3551) filed on December 12, 2023.
3.02(b)	Amendment to Amended and Restated Bylaws of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 22, 2024.
10.01(a)*	Letter Agreement (Three Musketeers), dated April 9, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Incorporated herein by reference to Exhibit 10.02(b) to Form 10-Q (#001-3551) for the quarter ended March 31, 2024.
10.01(b)*	Letter Agreement (Holt North and Clemente North), dated April 9, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Incorporated herein by reference to Exhibit 10.02(c) to Form 10-Q (#001-3551) for the quarter ended March 31, 2024.
10.01(c)*	Letter Agreement (Tomcat North and Sarah North Well Pads), dated April 23, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(c).

Exhibit No.	Description	Method of Filing
10.01(d)*	Letter Agreement (Wiley South), dated May 23, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(d).
10.01(e)*	Letter Agreement (Amended and Restated Tomcat North and Sarah North Well Pads), dated June 7, 2024, among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC, amending that certain Letter Agreement, dated April 23, 2024 and further amending that certain Gas Gathering and Compression Agreement, dated February 26, 2020, as amended.	Filed herewith as Exhibit 10.01(e).
10.02*	Fourth Amended and Restated Credit Agreement, dated as of July 22, 2024, by and among EQT Corporation, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-3551) filed on July 22, 2024.
10.03*	Fourth Amendment to Credit Agreement, dated as of July 22, 2024, by and among EQT Corporation, PNC Bank, National Association, as Administrative Agent, and the other lenders party thereto.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-3551) filed on July 22, 2024.
10.04**	Second Amendment to the EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-3551) filed on July 22, 2024.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQT Corporation agrees to provide a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.
** Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  July 24, 2024