Form 10-Q
period 2025-03-31
EQT Corp
filed 2025-04-23
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of April 16, 2025: 598,626

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$2,244,727	$1,303,905
(Loss) gain on derivatives	(678,919)	106,511
Pipeline, net marketing services and other	174,042	1,852
Total operating revenues	1,739,850	1,412,268
Operating expenses:
Transportation and processing	378,209	545,181
Production	88,438	90,649
Operating and maintenance	47,297	11,670
Exploration	1,051	916
Selling, general and administrative	91,464	73,053
Depreciation, depletion and amortization	620,775	486,750
Loss on sale/exchange of long-lived assets	231	147
Impairment and expiration of leases	2,661	9,209
Other operating expenses	13,474	11,973
Total operating expenses	1,243,600	1,229,548
Operating income	496,250	182,720
Income from investments	(26,462)	(2,260)
Other income	(623)	(205)
Loss on debt extinguishment	11,680	3,449
Interest expense, net	117,569	54,371
Income before income taxes	394,086	127,365
Income tax expense	78,668	24,302
Net income	315,418	103,063
Less: Net income (loss) attributable to noncontrolling interests	73,279	(425)
Net income attributable to EQT Corporation	$242,139	$103,488

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	597,976	439,459
Net income attributable to EQT Corporation	$0.40	$0.24
Diluted (Note 10):
Weighted average common stock outstanding	602,838	444,967
Net income attributable to EQT Corporation	$0.40	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Net income	$315,418	$103,063
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax: $29 and $13	37	43
Comprehensive income	315,455	103,106
Less: Comprehensive income (loss) attributable to noncontrolling interests	73,279	(425)
Comprehensive income attributable to EQT Corporation	$242,176	$103,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$281,764	$202,093
Accounts receivable (less allowance for credit losses: $1,298 and $12,529)	1,206,163	1,132,608
Derivative instruments, at fair value	66,397	143,581
Income tax receivable	92,349	97,378
Prepaid expenses and other	92,426	139,019
Total current assets	1,739,099	1,714,679

Property, plant and equipment	44,874,102	44,505,504
Less: Accumulated depreciation and depletion	13,213,397	12,757,686
Net property, plant and equipment	31,660,705	31,747,818

Investments in unconsolidated entities	3,580,038	3,617,397
Net intangible assets	211,564	215,257
Goodwill	2,066,526	2,079,481
Other assets	445,432	455,623
Total assets	$39,703,364	$39,830,255

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$285,000	$320,800
Accounts payable	1,336,689	1,177,656
Derivative instruments, at fair value	963,672	446,519
Accrued interest	140,038	167,157
Other current liabilities	336,874	349,417
Total current liabilities	3,062,273	2,461,549

Revolving credit facility borrowings	—	150,000
Senior notes	8,107,783	8,853,377
Deferred income taxes	2,886,363	2,851,103
Other liabilities and credits	1,243,676	1,236,090
Total liabilities	15,300,095	15,552,119

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 598,586 and 596,870	17,984,118	18,014,711
Retained earnings	2,736,046	2,585,238
Accumulated other comprehensive loss	(2,284)	(2,321)
Total common shareholders' equity	20,717,880	20,597,628
Noncontrolling interest in consolidated subsidiaries	3,685,389	3,680,508
Total equity	24,403,269	24,278,136
Total liabilities and equity	$39,703,364	$39,830,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income	$315,418	$103,063
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	72,223	23,394
Depreciation, depletion and amortization	620,775	486,750
Loss on sale/exchange of long-lived assets	231	147
Impairments	2,661	9,209
Income from investments	(26,462)	(2,260)
Loss on debt extinguishment	11,680	3,449
Share-based compensation expense	14,768	10,551
Distributions from equity method investments	66,562	2,852
Other	1,979	2,797
Loss (gain) on derivatives	678,919	(106,511)
Net cash settlements (paid) received on derivatives	(91,986)	451,004
Net premiums paid on derivatives	—	(33,904)
Changes in other assets and liabilities:
Accounts receivable	(90,846)	372,654
Accounts payable	153,220	(117,157)
Other current assets	51,143	(55,501)
Other items, net	(39,118)	5,126
Net cash provided by operating activities	1,741,167	1,155,663
Cash flows from investing activities:
Capital expenditures	(499,649)	(534,468)
Cash paid for acquisitions, net of cash acquired	(10,000)	(30,053)
Proceeds from sale/exchange of assets	(6,449)	—
Capital contributions to equity method investments	(17,946)	(2,608)
Other investing activities	—	(23)
Net cash used in investing activities	(534,044)	(567,152)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,424,000	107,000
Repayment of revolving credit facility borrowings	(1,609,800)	(107,000)
Proceeds from issuance of debt	—	750,000
Proceeds from net settlement of Capped Call Transactions (Note 7)	—	93,290
Debt issuance costs	—	(8,147)
Repayment and retirement of debt	(739,554)	(752,112)
Premiums paid on debt extinguishment	(10,461)	—
Dividends paid	(94,097)	(69,412)
Distribution to noncontrolling interest	(44,729)	—
Cash paid for taxes to net settle share-based incentive awards	(50,242)	(34,329)
Other financing activities	(2,569)	(730)
Net cash used in financing activities	(1,127,452)	(21,440)
Net change in cash and cash equivalents	79,671	567,071
Cash and cash equivalents at beginning of period	202,093	80,977
Cash and cash equivalents at end of period	$281,764	$648,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2024	419,896	$12,093,986	$2,681,898	$(2,684)	$7,617	$14,780,817
Comprehensive income, net of tax:
Net income (loss)			103,488		(425)	103,063
Other postretirement benefits liability adjustment, net of tax: $13				43		43
Dividends ($0.1575 per share)			(69,412)			(69,412)
Share-based compensation plans	1,670	(22,008)				(22,008)
Convertible Notes settlements	19,992	285,608				285,608
Net settlement of Capped Call Transactions		93,290				93,290
Balance at March 31, 2024	441,558	$12,450,876	$2,715,974	$(2,641)	$7,192	$15,171,401

Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			242,139		73,279	315,418
Other postretirement benefits liability adjustment, net of tax: $29				37		37
Dividends ($0.1575 per share)			(91,331)			(91,331)
Share-based compensation plans	1,716	(30,968)				(30,968)
Equitrans Midstream Merger (Note 11)					248	248
Change in ownership of consolidated subsidiary		375				375
Distribution to noncontrolling interest					(68,646)	(68,646)
Balance at March 31, 2025	598,586	$17,984,118	$2,736,046	$(2,284)	$3,685,389	$24,403,269

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

In this Quarterly Report on Form 10-Q, references to "EQT" refer to EQT Corporation and references to the "Company" refer to EQT Corporation and its consolidated subsidiaries, collectively, in each case unless otherwise noted or indicated.

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2025 and December 31, 2024 and the results of its operations, equity and cash flows for the three months ended March 31, 2025 and 2024. Certain previously reported amounts have been reclassified to conform to the current period presentation. In addition, as discussed further in Note 2, certain prior period amounts have been recast to reflect the Company's change in reportable segments from one reportable segment to three reportable segments consisting of Production, Gathering and Transmission.

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation and Noncontrolling Interests. The Condensed Consolidated Financial Statements include the accounts of EQT and all subsidiaries, ventures and partnerships in which EQT directly or indirectly holds a controlling interest and variable interest entities for which EQT is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company records noncontrolling interests in its Condensed Consolidated Financial Statements for any non-wholly-owned consolidated subsidiary.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$142,352	$49,752
Income taxes, net	218	6,879

Non-cash activity during the period for:
Distribution payable to noncontrolling interest	$23,917	$—
Increase in right-of-use assets and lease liabilities, net	5,095	3,634
Capitalization of non-cash equity share-based compensation	4,506	1,771
Increase in asset retirement costs and obligations	2,534	6,918
Issuance of EQT common stock for Convertible Notes settlement (Note 7)	—	285,608
Investment in nonconsolidated entities	—	2,375

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to improve income tax disclosure requirements. Under this ASU, public business entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect adoption of ASU 2023-09 to have a material impact on its financial statements and related disclosures.

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

2.    Financial Information by Business Segment

Prior to the completion of the Equitrans Midstream Merger (defined in Note 11), the Company's operations consisted of one reportable segment. Historically, the Company administered all properties as a whole rather than by discrete operating segments and measured financial performance as a single enterprise.

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

The Company's Production segment comprises the Company's natural gas, NGLs and oil extraction, development and production business and supporting operations. The Company's Gathering segment owns and operates the Company's gathering system, which has extensive overlap with the Company's Production segment operations, and processing facility. The Company's Transmission segment operates the Company's Federal Energy Regulatory Commission (FERC) regulated, interstate transmission and storage system, which has multiple interconnect points to other interstate pipelines and local distribution companies. In addition, the Transmission segment holds the Company's investment in the MVP Joint Venture (defined in Note 8). Certain amounts, including cash and cash equivalents, debt, income taxes and other amounts related to the Company's headquarters function as well as amounts related to the Company's energy transition initiatives are managed on a consolidated basis and, as such, have not been allocated to the Company's segments and have been presented as "Other."

As a result of the Company's change in reportable segments from one reportable segment to three reportable segments, certain prior period amounts have been recast.

The accounting policies of the Company's segments are the same as those described in Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Total segment operating income. The following tables present the Company's profit and loss metric of operating income by segment.

	Three Months Ended March 31, 2025
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$2,244,727	$—	$—	$2,244,727	$—	$2,244,727
Loss on derivatives	(678,919)	—	—	(678,919)	—	(678,919)
Pipeline, net marketing services and other	3,475	335,313	146,271	485,059	(311,017)	174,042
Total operating revenues	1,569,283	335,313	146,271	2,050,867	(311,017)	1,739,850
Operating expenses (a):
Transportation and processing	688,600	—	—	688,600	(310,391)	378,209
Production	88,438	—	—	88,438	—	88,438
Operating and maintenance	—	36,309	10,988	47,297	—	47,297
Exploration	1,051	—	—	1,051	—	1,051
Selling, general and administrative	48,670	15,397	9,419	73,486	17,978	91,464
Depreciation, depletion and amortization	543,494	49,424	23,203	616,121	4,654	620,775
Loss on sale/exchange of long-lived assets	184	—	47	231	—	231
Impairment and expiration of leases	2,661	—	—	2,661	—	2,661
Other operating expenses	4,399	2,982	(536)	6,845	6,629	13,474
Total operating expenses	1,377,497	104,112	43,121	1,524,730	(281,130)	1,243,600
Operating income (loss)	$191,786	$231,201	$103,150	$526,137	$(29,887)	$496,250

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2024
	Production	Gathering	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,303,905	$—	$1,303,905	$—	$1,303,905
Gain on derivatives	106,511	—	106,511	—	106,511
Pipeline, net marketing services and other	(1,615)	64,362	62,747	(60,895)	1,852
Total operating revenues	1,408,801	64,362	1,473,163	(60,895)	1,412,268
Operating expenses (a):
Transportation and processing	606,088	—	606,088	(60,907)	545,181
Production	90,649	—	90,649	—	90,649
Operating and maintenance	—	11,670	11,670	—	11,670
Exploration	916	—	916	—	916
Selling, general and administrative (b)	73,053	—	73,053	—	73,053
Depreciation, depletion and amortization	483,654	637	484,291	2,459	486,750
Loss on sale/exchange of long-lived assets	90	57	147	—	147
Impairment and expiration of leases	9,209	—	9,209	—	9,209
Other operating expenses	2,600	—	2,600	9,373	11,973
Total operating expenses	1,266,259	12,364	1,278,623	(49,075)	1,229,548
Operating income (loss)	$142,542	$51,998	$194,540	$(11,820)	$182,720

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

Reconciliation of total segment operating income to income before income taxes

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Total segment operating income	$526,137	$194,540
Intersegment eliminations	(702)	—
Unallocated revenue	76	12
Unallocated amounts:
Corporate selling, general and administrative	17,978	—
Corporate depreciation and amortization	4,654	2,459
Corporate other operating expenses	6,629	9,373
Income from investments (a)	(26,462)	(2,260)
Other income	(623)	(205)
Loss on debt extinguishment	11,680	3,449
Interest expense, net	117,569	54,371
Income before income taxes	$394,086	$127,365

(a)Income from investments for the three months ended March 31, 2025 included $24.4 million of equity earnings from the Company's investment in the MVP Joint Venture, which is reported in the Company's Transmission segment.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Total segment assets. The following table presents the Company's total assets by segment. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheet. The Company did not have an investment in the MVP Joint Venture or goodwill prior to completion of the Equitrans Midstream Merger.

	Production	Gathering	Transmission	Total Segment

March 31, 2025	(Thousands)
Investment in the MVP Joint Venture	$—	$—	$3,496,093	$3,496,093
Goodwill	—	—	1,235,849	1,235,849
Other segment assets	22,407,139	8,229,273	2,902,197	33,538,609
Total assets	$22,407,139	$8,229,273	$7,634,139	$38,270,551

March 31, 2024
Total assets	$23,376,957	$1,215,782	$—	$24,592,739

Reconciliation of total segment assets to total assets

	March 31,
	2025	2024

	(Thousands)
Total segment assets	$38,270,551	$24,592,739
Intersegment eliminations	(252,724)	(45,125)
Unallocated amounts:
Cash and cash equivalents	281,764	648,048
Income tax receivable	92,349	90,665
Other property, plant and equipment, at cost less accumulated depreciation	92,994	40,486
Goodwill (a)	830,677	—
Other	387,753	111,507
Total assets	$39,703,364	$25,438,320

(a)Represents goodwill attributable to additional deferred tax liabilities that arose from the differences between the fair value and tax bases of the Equitrans Midstream Merger preliminary purchase price allocation that carried over from Equitrans Midstream (defined in Note 11) to the Company. See Note 11.

Total segment capital expenditures. The following table presents the Company's capital expenditures by segment.

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Production	$408,755	$533,838
Gathering	72,104	13,982
Transmission	12,627	—
Total segment capital expenditures	493,486	547,820
Other corporate items	3,958	1,167
Total capital expenditures	$497,444	$548,987

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

Firm service contracts generally require the customer to pay a firm reservation fee, which is a fixed, monthly fee to reserve an agreed upon amount of pipeline or storage capacity regardless of whether the customer uses the capacity. Under its firm service contracts, the Company has a stand-ready obligation to provide the firm service over the life of the contract. The performance obligation for revenue from firm reservation fees is satisfied over time as the pipeline capacity is made available to the customer. As such, the Company recognizes firm reservation fee revenue evenly over the contract period using a time-elapsed output method to measure progress.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Certain of the Company's gathering service agreements are structured with minimum volume commitments (MVCs), which specify minimum quantities that the customer will be charged regardless of whether such quantities are gathered. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when the likelihood that the customer will be able to meet its MVC is remote. If a customer fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering services within the specified period), the customer is obligated to pay a contractually-determined fee based on the shortfall between actual volume gathered and the MVC.

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

	Three Months Ended March 31,
	2025	2024

	(Thousands)
Revenues from contracts with customers:
Production sales
Natural gas sales	$2,049,950	$1,121,574
NGLs sales	173,816	156,150
Oil sales	20,961	26,181
Sales of natural gas, NGLs and oil	2,244,727	1,303,905
Gathering pipeline revenue
Firm reservation fee revenue (a)	166,691	—
Volumetric-based fee revenue	168,622	64,362
Total Gathering pipeline revenue	335,313	64,362
Transmission pipeline revenues
Firm reservation fee revenue	117,852	—
Volumetric-based fee revenue	28,419	—
Total Transmission pipeline revenue	146,271	—
Intersegment eliminations and other	(311,017)	(60,895)
Total revenues from contracts with customers (b)	2,415,294	1,307,372
Other sources of revenue:
(Loss) gain on derivatives	(678,919)	106,511
Net marketing services and other revenues	3,475	(1,615)
Total other sources of revenue	(675,444)	104,896
Total operating revenues	$1,739,850	$1,412,268
(a)Firm reservation fee revenue for the three months ended March 31, 2025 included unbilled revenues supported by MVCs of approximately $5.6 million.
(b)For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded in accounts receivable amounts due from contracts with customers of $994.1 million and $939.9 million as of March 31, 2025 and December 31, 2024, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of March 31, 2025. The table excludes contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2025.

	2025 (a)	2026	2027	2028	2029	Thereafter	Total

	(Thousands)
Gathering firm reservation fees:
Third-party contracts	$76,013	$92,308	$85,689	$85,689	$85,689	$371,950	$797,338
Affiliate contracts	71,441	101,791	101,450	97,701	97,701	1,511,434	1,981,518
Total Gathering firm reservation fees	147,454	194,099	187,139	183,390	183,390	1,883,384	2,778,856
Gathering revenues supported by MVCs:
Third-party contracts	64,065	90,575	82,115	78,298	66,899	188,515	570,467
Affiliate contracts	283,774	397,966	410,621	411,740	410,621	2,042,451	3,957,173
Total Gathering revenues supported by MVCs	347,839	488,541	492,736	490,038	477,520	2,230,966	4,527,640
Transmission firm reservation fees:
Third-party contracts	124,487	175,807	172,235	169,877	166,791	816,585	1,625,782
Affiliate contracts	180,383	262,573	261,045	260,715	260,383	1,964,638	3,189,737
Total Transmission firm reservation fees	304,870	438,380	433,280	430,592	427,174	2,781,223	4,815,519
Total	$800,163	$1,121,020	$1,113,155	$1,104,020	$1,088,084	$6,895,573	$12,122,015

(a)April 1 through December 31.

As of March 31, 2025, the Company had no remaining performance obligations on its natural gas sales contracts with fixed consideration.

Based on total projected contractual revenues, both the Company's firm gathering third-party contracts and firm transmission and storage third-party contracts had a weighted average remaining term of approximately 11 years as of March 31, 2025. Based on total projected contractual revenues, the Company's firm gathering affiliate contracts and firm transmission and storage affiliate contracts had a weighted average remaining term of approximately 14 years and 13 years, respectively, as of March 31, 2025.

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

The Company does not designate any of its derivative instruments as cash flow hedges; therefore, all changes in fair value of the Company's derivative instruments are recognized in operating revenues in (loss) gain on derivatives in the Statements of Condensed Consolidated Operations. The Company recognizes all derivative instruments as either assets or liabilities at fair value on a gross basis. These derivative instruments are reported as either current assets or current liabilities due to their highly liquid nature. The Company can net settle its derivative instruments at any time.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,422 Bcf of natural gas and 3,672 thousand barrels (Mbbl) of NGLs as of March 31, 2025 and 2,189 Bcf of natural gas and 2,562 Mbbl of NGLs as of December 31, 2024. The open positions at both March 31, 2025 and December 31, 2024 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of March 31, 2025, EQT's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $99.2 million and $61.9 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both March 31, 2025 and December 31, 2024, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2025 and December 31, 2024, there was $43.2 million and $87.0 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
March 31, 2025
Asset derivative instruments, at fair value	$66,397	$(65,211)	$—	$1,186
Liability derivative instruments, at fair value	963,672	(65,211)	(43,171)	855,290

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$(117,350)	$—	$26,231
Liability derivative instruments, at fair value	446,519	(117,350)	(86,975)	242,194

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
March 31, 2025
Asset derivative instruments, at fair value	$66,397	$12,275	$54,122	$—
Liability derivative instruments, at fair value	963,672	25,447	938,225	—

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$50,300	$93,281	$—
Liability derivative instruments, at fair value	446,519	81,074	365,445	—

The carrying value of cash equivalents, accounts receivable and accounts payable approximates fair value due to their short-term maturities. The carrying value of borrowings under EQT's and Eureka Midstream, LLC's (Eureka) revolving credit facilities approximates fair value as each facility's interest rate is based on prevailing market rates. The Company considers all of these fair values to be Level 1 fair value measurements.

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2025 and December 31, 2024, the Company's senior notes had a fair value of approximately $8.2 billion and $8.8 billion, respectively, and a carrying value of approximately $8.1 billion and $8.9 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Company's investment in the Investment Fund (defined in Note 8). See Note 11 herein and Note 6 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the fair value measurement of assets acquired and liabilities assumed in the Equitrans Midstream Merger. See Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of (i) the fair value measurement and impairment of the Company's property, plant and equipment, (ii) impairment of the Company's contract asset, investments in unconsolidated entities, net intangible assets and goodwill and (iii) fair value measurement of the Company's asset retirement obligations.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Income Taxes

For the three months ended March 31, 2025 and 2024, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2025.

The Midstream Joint Venture (defined in Note 9) and Eureka Midstream Holdings, LLC (Eureka Midstream Holdings), both of which are consolidated subsidiaries of the Company's, are treated as partnerships for U.S. federal and applicable state income tax purposes and are not separately subject to U.S. federal or state income taxes. The Midstream Joint Venture's and Eureka Midstream Holdings' income is included in the Company's pre-tax income; however, the Company does not record income tax expense on income attributable to noncontrolling interests in the Midstream Joint Venture and Eureka Midstream Holdings, which reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the effective tax rate in periods when the Company has consolidated pre-tax losses.

For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense at an effective tax rate of 20.0% and 19.1%, respectively. The Company's effective tax rate for the three months ended March 31, 2025 was lower compared to the U.S. federal statutory rate primarily as a result of the Midstream Joint Ventures' and Eureka Midstream Holdings' income attributable to the noncontrolling interests and excess tax benefits from share-based payments, partly offset by state taxes. The Company's effective tax rate for the three months ended March 31, 2024 was lower compared to the U.S. federal statutory rate primarily as a result of excess tax benefits from share-based payments, partly offset by state taxes.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Debt

The table below summarizes the Company's outstanding debt.

	March 31, 2025		December 31, 2024
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2029	$—	$—	$150,000	$150,000
Eureka's revolving credit facility maturing November 13, 2025	285,000	285,000	320,800	320,800
Debentures and senior notes:
EQT's 3.125% notes due May 15, 2026	392,915	391,497	392,915	391,193
EQT's 7.75% debentures due July 15, 2026	115,000	114,337	115,000	114,213
EQM's 7.500% notes due June 1, 2027	500,000	510,200	500,000	511,377
EQM's 6.500% notes due July 1, 2027	393,791	399,910	900,000	915,538
EQT's 3.90% notes due October 1, 2027	936,158	933,989	1,169,503	1,166,523
EQT's 5.700% notes due April 1, 2028	500,000	493,206	500,000	492,640
EQM's 5.500% notes due July 15, 2028	118,683	118,238	118,683	118,204
EQT's 5.00% notes due January 15, 2029	318,494	315,951	318,494	315,785
EQM's 4.50% notes due January 15, 2029	742,923	713,682	742,923	711,754
EQM's 6.375% notes due April 1, 2029	600,000	608,158	600,000	608,667
EQT's 7.000% notes due February 1, 2030 (b)	674,800	671,797	674,800	671,641
EQM's 7.500% notes due June 1, 2030	500,000	534,024	500,000	535,671
EQM's 4.75% notes due January 15, 2031	1,100,000	1,047,486	1,100,000	1,045,219
EQT's 3.625% notes due May 15, 2031	435,165	430,988	435,165	430,818
EQT's 5.750% notes due February 1, 2034	750,000	742,994	750,000	742,796
EQM's 6.500% notes due July 15, 2048	80,233	81,326	80,233	81,338
Total debt	8,443,162	8,392,783	9,368,516	9,324,177
Less: Current portion of debt (c)	285,000	285,000	320,800	320,800
Long-term debt	$8,158,162	$8,107,783	$9,047,716	$9,003,377

(a)For EQT's and Eureka's revolving credit facilities, the principal value represents carrying value. For all other debt, the principal value less unamortized debt issuance costs, debt discounts and fair value adjustments recorded with Equitrans Midstream Merger purchase price accounting, as applicable, represents carrying value.
(b)Interest rates for EQT's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to EQT's senior notes by Moody's, S&P and Fitch. Interest rates for the Company's other senior notes do not fluctuate.
(c)As of both March 31, 2025 and December 31, 2024, the current portion of debt included borrowings outstanding under Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the three months ended March 31, 2025.

Debt Tranche	Principal	Premiums Paid/ (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
EQM's 6.500% notes due July 1, 2027 (a)	$506,209	$13,288	$6,489	$525,986
EQT's 3.90% notes due October 1, 2027 (a)	233,345	(2,842)	4,070	234,573
Total	$739,554	$10,446	$10,559	$760,559

(a)In addition to call premiums paid (discounts received), EQM Midstream Partners (EQM) paid $1.9 million in fees to dealer managers and other non-lender parties for the repayment of certain of its senior notes in the Tender Offers (defined below). Such costs were accrued in other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.

EQT's Revolving Credit Facility. EQT has a $3.5 billion revolving credit facility.

As of March 31, 2025, the Company had less than $0.1 million of letters of credit outstanding under EQT's revolving credit facility. As of December 31, 2024, the Company had approximately $1 million of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended March 31, 2025 and 2024, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $566 million and $107 million, respectively, the average daily balance was approximately $208 million and $11 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.9% and 6.9%, respectively. For both the three months ended March 31, 2025 and 2024, EQT incurred commitment fees of approximately 20 basis points on the undrawn portion of EQT's revolving credit facility to maintain credit availability.

Eureka's Revolving Credit Facility. The Company has a controlling interest in Eureka Midstream Holdings. Eureka, a wholly-owned subsidiary of Eureka Midstream Holdings, has a $400 million senior secured revolving credit facility.

As of March 31, 2025, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three months ended March 31, 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was approximately $321 million, the average daily balance was approximately $311 million and interest was incurred at a weighted average annual interest rate of 7.2%. For the three months ended March 31, 2025, Eureka incurred commitment fees of approximately 50 basis points on the undrawn portion of Eureka's revolving credit facility to maintain credit availability.

Tender Offers. On February 24, 2025, the Company announced the commencement of tender offers (the Tender Offers) to purchase any and all of EQM's outstanding 6.500% senior notes due 2027 and a certain amount of EQT's outstanding 3.90% senior notes due 2027. On March 12, 2025, the Company settled the Tender Offers. Refer to the "Debt Repayments" table above for details.

EQM Exchange Offers. On February 24, 2025, the Company announced the commencement of offers (the EQM Exchange Offers) made to certain eligible holders of EQM's senior notes to exchange any and all outstanding notes issued by EQM (the Existing EQM Notes), including outstanding principal of EQM's 6.500% senior notes due 2027 that remained outstanding following settlement of the Tender Offers, for up to $4,541.8 million aggregate principal amount of new notes issued by EQT (the New EQT Notes) and cash consideration equal to $1.00 per $1,000 principal amount of Existing EQM Notes exchanged. Pursuant to the EQM Exchange Offers, for each $1,000 principal amount of Existing EQM Notes validly tendered on or prior to 5:00 p.m., New York City time, on March 7, 2025 (the Early Tender Date), the holder thereof received $1,000 principal amount of New EQT Notes; for each $1,000 principal amount of Existing EQM Notes validly tendered after the Early Tender Date but on or prior to 5:00 p.m., New York City time, on March 28, 2025 (the Expiration Date, as extended), the holder thereof received $950 principal of New EQT Notes.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On April 2, 2025, in the aggregate, the Company issued approximately $3,868.9 million of New EQT Notes in exchange for the tender of approximately $3,869.5 million of Existing EQM Notes and paid to holders of the New EQT Notes cash consideration of approximately $3.9 million, which was capitalized as additional debt premium. In addition, the discount received by EQT from those lenders who validly tendered their Existing EQM Notes after the Early Tender Date but on or prior to the Expiration Date of approximately $0.6 million was capitalized as additional debt discount. In connection with the EQM Exchange Offers, the Company incurred non-lender expenses of approximately $6.9 million in loss on debt extinguishment in the Statement of Condensed Consolidated Operations for the three months ended March 31, 2025. Such costs were accrued in other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025.

The maturity date and interest rate of each New EQT Note is consistent with that of the corresponding Existing EQM Note exchanged. The covenants of the New EQT Notes are consistent with those of EQT's existing senior unsecured notes.

Consent Solicitation. In conjunction with the Tender Offers and EQM Exchange Offers, the Company issued consent solicitations with respect to certain proposed amendments to each of the indentures governing the Existing EQM Notes that, upon adoption (which occurred on April 2, 2025), eliminated substantially all of the restrictive covenants, certain events of default and certain other provisions previously contained in such indentures.

EQT's 1.75% Convertible Notes and Capped Call Transactions. In April 2020, EQT issued $500 million aggregate principal amount of 1.75% convertible senior notes (the Convertible Notes). The Convertible Notes were fully redeemed in January 2024.

In connection with, but separate from, the issuance of the Convertible Notes, EQT entered into capped call transactions (the Capped Call Transactions) with certain financial institutions (the Capped Call Counterparties) to reduce the potential dilution to EQT common stock upon any conversion of Convertible Notes at maturity and/or offset any cash payments that the Company is required to make in excess of the principal amount of such converted notes. In January 2024, EQT entered into separate termination agreements with each of the Capped Call Counterparties, pursuant to which the Capped Call Counterparties paid EQT an aggregate $93.3 million and the Capped Call Transactions were terminated.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	March 31, 2025		December 31, 2024
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
		(Thousands)		(Thousands)
MVP Joint Venture (a):
The MVP	49.3%	$3,462,407	49.3%	$3,469,438
MVP Southgate	47.2%	33,686	47.2%	65,292
Total MVP Joint Venture		3,496,093		3,534,730

Laurel Mountain Midstream, LLC (b)	31%	30,655	31%	28,757
WATT Fuel Cell Corporation (c)	15.63%	13,953	15.63%	14,533
Yellowbird Energy LLC (d)	50%	6,195	50%	6,135
Total		$3,546,896		$3,584,155

(a)Mountain Valley Pipeline, LLC (the MVP Joint Venture) is a Delaware series limited liability company joint venture formed among (i) with respect to Series A, the Midstream Joint Venture and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., AltaGas Ltd. and RGC Resources, Inc. for purposes of constructing, owning and operating the MVP (defined below) and (ii) with respect to Series B, a wholly-owned subsidiary of EQT and affiliates of NextEra Energy, Inc., AltaGas Ltd. and RGC Resources, Inc. for purposes of constructing, owning and operating MVP Southgate (defined below).
(b)Laurel Mountain Midstream, LLC is a natural gas gathering and processing joint venture formed among a wholly-owned subsidiary of EQT, Williams Companies Inc. and certain other energy companies.
(c)Watt Fuel Cell Corporation is a developer and manufacturer of solid oxide fuel cell systems that operate on common, readily available fuels such as natural gas and propane.
(d)Yellowbird Energy LLC is a joint venture formed between a wholly-owned subsidiary of EQT and a third-party investor that is focused on the capture of coal mine methane with the goal of generating environmental attributes.

The MVP. The MVP is a 303-mile long, 42-inch diameter natural gas interstate pipeline with a total capacity of 2.0 Bcf per day that spans from the Company's transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The MVP entered into service on June 14, 2024 and commenced long-term firm capacity obligations on July 1, 2024. A wholly-owned subsidiary of EQM is the operator of the MVP.

The Company has a negative basis difference between the carrying value of its equity method investment in the MVP and its proportionate share of the MVP's net assets (composed of fixed assets). The basis difference is accreted over the useful life of the fixed assets, with accretion expense presented in income from investments in the Company's Statements of Condensed Consolidated Operations. As of both March 31, 2025 and December 31, 2024, the basis difference, net of accretion, was approximately $1.3 billion.

MVP Southgate. MVP Southgate is a contemplated interstate pipeline that was approved by the FERC. The pipeline was initially designed to extend approximately 75 miles from the MVP in Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina using 24-inch and 16-inch diameter pipe.

In December 2023, the MVP Joint Venture entered into precedent agreements with Public Service Company of North Carolina, Inc. and Duke Energy Carolinas, LLC that contemplate a modified project and, among other things, describe certain conditions precedent to the parties' respective obligations regarding MVP Southgate. As modified, the natural gas interstate pipeline would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe and have a targeted capacity of 550,000 dekatherms per day. The proposed route passes through a portion of the Southern Virginia Mega Site at Berry Hill, which is one of the largest business parks on the East Coast.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
On February 3, 2025, the MVP Joint Venture filed an application with the FERC seeking to amend its existing Certificate of Public Convenience and Necessity to reflect the amended project. The Company expects a wholly-owned subsidiary of EQM to operate MVP Southgate upon its completion, which is targeted for June 2028. MVP Southgate is estimated to have a total cost of approximately $370 million to $430 million, excluding allowance for funds used during construction and certain costs incurred for purposes of the originally certificated project, of which the Company will fund its proportionate share through capital contributions to the MVP Joint Venture.

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

Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of both March 31, 2025 and December 31, 2024, the fair value of the Company's investment in the Investment Fund was approximately $33 million and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

9.    Midstream Joint Venture

On September 24, 2024, the Company formed PipeBox LLC (the Midstream Joint Venture) as a wholly-owned subsidiary of EQM. On November 22, 2024, EQM entered into a contribution agreement (the Contribution Agreement) with an affiliate of Blackstone Credit & Insurance (the BXCI Affiliate).

On December 30, 2024, pursuant to the Contribution Agreement, (i) EQM and certain of its affiliates contributed to the Midstream Joint Venture certain assets (including EQM's ownership interest in the MVP via EQM's Series A ownership interest in the MVP Joint Venture) in exchange for 364,285,715 Class A Units in the Midstream Joint Venture and (ii) the BXCI Affiliate contributed to the Midstream Joint Venture $3.5 billion of cash, net of certain transaction fees and expenses, in exchange for a noncontrolling equity interest of 350,000,000 Class B Units in the Midstream Joint Venture (such contributions, collectively, the Midstream Joint Venture Transaction).

In addition, on December 30, 2024, EQT (solely for the limited purposes set forth therein), EQM, the BXCI Affiliate and the Midstream Joint Venture entered into an amended and restated limited liability company agreement of the Midstream Joint Venture (the JV Agreement). The JV Agreement provides, among other things, for the distribution of available cash flow to the Midstream Joint Venture's unitholders at least quarterly, with EQM, as Class A Unitholder, receiving 40% and the BXCI Affiliate, as Class B Unitholder, receiving 60% until the Base Return (as defined in the JV Agreement) is achieved. After the Base Return has been achieved and until the 8th anniversary of the closing of the Midstream Joint Venture Transaction of December 30, 2024, 100% of the Midstream Joint Venture's distributions, including in a liquidation or sale of the Midstream Joint Venture, will be distributed to EQM as Class A Unitholder and 0% will be distributed to the BXCI Affiliate as Class B Unitholder; after the Base Return has been achieved and from the 8th anniversary of December 30, 2024 and thereafter, no less than 95% of the Midstream Joint Venture's distributions, including in a liquidation or sale of the Midstream Joint Venture, will be distributed to EQM as Class A Unitholder, and up to 5% of the Midstream Joint Venture's distributions will be distributed to the BXCI Affiliate as Class B Unitholder (with specific distribution percentages determined based on the BXCI Affiliate's ownership of Class B Units as of the time of such distribution).

During the three months ended March 31, 2025, the Midstream Joint Venture paid $73.5 million of aggregate cash distributions, of which $44.7 million was paid to the BXCI Affiliate as Class B Unitholder. Distributions paid by the Midstream Joint Venture to EQM have been eliminated in consolidation. As of March 31, 2025, the Midstream Joint Venture recorded a distribution payable to the BXCI Affiliate as Class B Unitholder of $23.9 million. Such amount is presented in accounts payable in the Condensed Consolidated Balance Sheet as of March 31, 2025.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Based on the governing provisions of the JV Agreement, EQT's management determined that the allocation of income between the Company and the BXCI Affiliate should be based on the change in the investor's claim on the Midstream Joint Venture's book value. Under this method, the Company recognizes net income/loss attributable to the noncontrolling interest based on changes to the amount that each member would hypothetically receive at each balance sheet date under the JV Agreement's liquidation provisions, assuming that the net assets of the Midstream Joint Venture were liquidated at the recorded amounts, after taking into account any capital transactions between the Company and the BXCI Affiliate.

10.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended March 31,
	2025	2024

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic income available to shareholders	$242,139	$103,488
Add back: Interest expense on Convertible Notes, net of tax	—	76
Diluted income available to shareholders	$242,139	$103,564

Weighted average common stock outstanding – Basic	597,976	439,459
Options, restricted stock, performance awards and stock appreciation rights	4,862	4,026
Convertible Notes	—	1,482
Weighted average common stock outstanding – Diluted	602,838	444,967

Income per share of common stock attributable to EQT Corporation:
Basic	$0.40	$0.24
Diluted	$0.40	$0.23

11.    Acquisitions

Equitrans Midstream Merger

On July 22, 2024, the Company completed its acquisition (the Equitrans Midstream Merger) of Equitrans Midstream Corporation (Equitrans Midstream) pursuant to the agreement and plan of merger dated March 10, 2024 (the Merger Agreement), by and among EQT, certain of EQT's indirect wholly-owned subsidiaries and Equitrans Midstream.

Upon the completion of the Equitrans Midstream Merger, each share of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) that was issued and outstanding immediately prior to the effective time of the Equitrans Midstream Merger was converted into the right to receive, without interest, 0.3504 shares of EQT common stock, which totaled 152,427,848 shares of EQT common stock with an aggregate value of $5.5 billion, based on an EQT common stock share price of $35.88. In addition, in connection with the closing of the Equitrans Midstream Merger, the Company paid an aggregate of $79.5 million of equity consideration to employees of Equitrans Midstream who did not continue with the Company following the Equitrans Midstream Merger closing date. Immediately prior to the completion of the Equitrans Midstream Merger, on July 22, 2024, the Company paid $685.3 million to effect the purchase and redemption of all of the issued and outstanding Series A Perpetual Convertible Preferred Shares, no par value, of Equitrans Midstream (the Equitrans Midstream preferred stock). Upon completion of the Equitrans Midstream Merger, the pre-existing contractual relationships between the Company, as producer, and Equitrans Midstream, as gathering and transmission services provider, as well as the pre-existing note payable between EQT and EQM are treated as intercompany transactions on a consolidated basis and, as such, were effectively settled on July 22, 2024.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Allocation of Purchase Price. The Equitrans Midstream Merger was accounted for as a business combination using the acquisition method. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of July 22, 2024 with the excess of purchase price over estimated fair value of the identified net assets recognized as goodwill. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final income tax computations and final appraisals of assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary. During the three months ended March 31, 2025, the Company recorded purchase accounting adjustments primarily related to deferred income taxes based on updated income tax computations as well as investments in unconsolidated entities and property, plant and equipment based on updated appraisal estimates.

Preliminary Purchase Price Allocation

(Thousands)
Consideration:
Equity	$5,548,608
Cash (paid in lieu of fractional shares)	29
Redemption of Equitrans Midstream preferred stock	685,337
Settlement of pre-existing relationships	(239,741)
Total consideration	$5,994,233

Fair value of assets acquired:
Cash and cash equivalents	$58,767
Accounts receivable, net	82,072
Income tax receivable	2,142
Prepaid expenses and other	22,048
Property, plant and equipment	9,375,935
Investments in unconsolidated entities	3,349,184
Net intangible assets	200,000
Other assets	249,846
Noncontrolling interest in consolidated subsidiaries	(163,241)
Amount attributable to assets acquired	$13,176,753

Fair value of liabilities assumed:
Current portion of debt	$699,837
Accounts payable	65,006
Accrued interest	47,996
Other current liabilities	70,951
Revolving credit facility borrowings	1,035,000
Senior notes	6,273,941
Deferred income taxes	904,044
Other liabilities and credits	152,271
Amount attributable to liabilities assumed	$9,249,046

Goodwill	$2,066,526

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Goodwill is attributable to the Company's qualitative assumptions of long-term value that the Equitrans Midstream Merger creates for EQT shareholders. Of the total goodwill, the Company attributed $1,236 million to synergies expected from the vertical integration of the business, including from the elimination of contracted transportation and processing costs with Equitrans Midstream as the Company is unable to recognize intangible assets related to its significant long-term customer contracts with Equitrans Midstream, as such contracts became intercompany transactions upon the closing of the Equitrans Midstream Merger. In addition, the Company attributed $831 million of total goodwill to additional deferred tax liabilities that arose from the differences between the preliminary purchase price allocation based on fair value and tax basis that carried over from Equitrans Midstream to the Company. The Company allocated all of the goodwill from the Equitrans Midstream Merger to the Company's Transmission segment. Differences between the preliminary purchase price allocation and the final purchase price allocation may change the amount of goodwill recognized.

See Note 5 for a description of the fair value hierarchy.

Olympus Energy Acquisition.

On April 22, 2025, the Company entered into a purchase agreement (the Olympus Energy Purchase Agreement) with Olympus Energy Holdings LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy), pursuant to which the Company agreed to acquire certain upstream and midstream assets of Olympus Energy (the Olympus Energy Acquisition), including approximately 90,000 net acres with approximately 500 MMcf per day of net production, for consideration of approximately 26 million shares of EQT common stock and $500 million in cash, as adjusted pursuant to customary closing purchase price adjustments. The Company expects to fund the cash consideration with cash on hand and borrowings under EQT's revolving credit facility. The Olympus Energy Purchase Agreement has an effective date of March 31, 2025. The Olympus Energy Acquisition is expected to close in the third quarter of 2025, subject to regulatory approvals and the satisfaction of customary closing conditions. Upon execution of the Olympus Energy Purchase Agreement, the Company deposited $90 million into an escrow account, which will be credited toward the cash consideration upon the closing of the Olympus Energy Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this report. Unless the context otherwise indicates, all references in this report to "EQT" are to EQT Corporation and all references in this report to the "Company," "we," "us," or "our" are to EQT Corporation and its consolidated subsidiaries, collectively. For certain industry specific terms used in this Quarterly Report on Form 10-Q, please see "Glossary of Commonly Used Terms, Abbreviations and Measurements" in EQT's Annual Report on Form 10-K for the year ended December 31, 2024..

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including liquified natural gas (LNG) volumes and sales; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including the pending Olympus Energy Acquisition; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; operational risks and hazards incidental to the gathering, transmission and storage of natural gas as well as unforeseen interruptions; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures or tariffs; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties related to the development and construction by us or our joint ventures of pipeline and storage facilities and transmission assets and the optimization of such assets; our ability to renew or replace expiring gathering, transmission or storage contracts at favorable rates on a long-term basis or at all; risks relating to our joint venture arrangements; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to recently completed divestitures, acquisitions and other significant strategic transactions,

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
including the pending Olympus Energy Acquisition. These and other risks and uncertainties are described under the "Risk Factors" section in this Quarterly Report on Form 10-Q and under the "Risk Factors" section and elsewhere in EQT's Annual Report on Form 10-K for the year ended December 31, 2024, and may be updated by other documents we subsequently file from time to time with the Securities and Exchange Commission (the SEC).

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent and Significant Events

Olympus Energy Acquisition.

On April 22, 2025, we entered into a purchase agreement (the Olympus Energy Purchase Agreement), with Olympus Energy Holdings LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy), pursuant to which we agreed to acquire certain upstream and midstream assets of Olympus Energy (the Olympus Energy Acquisition), including approximately 90,000 net acres with approximately 500 MMcf per day of net production, for consideration of approximately 26 million shares of EQT common stock and $500 million in cash, as adjusted pursuant to customary closing purchase price adjustments. We expect to fund the cash consideration with cash on hand and borrowings under EQT's revolving credit facility. The Olympus Energy Purchase Agreement has an effective date of March 31, 2025. The Olympus Energy Acquisition is expected to close in the third quarter of 2025, subject to regulatory approvals and the satisfaction of customary closing conditions. Upon execution of the Olympus Energy Purchase Agreement, we deposited $90 million into an escrow account, which will be credited toward the cash consideration upon the closing of the Olympus Energy Acquisition.

NEPA Gathering System Acquisition and NEPA Non-Operated Asset Divestitures

Results of operations for the three months ended March 31, 2025 include the results of our 100% ownership of certain gathering assets located in Northeast Pennsylvania (the NEPA Gathering System). During and prior to the first quarter of 2024, we owned 50% of the NEPA Gathering System. On April 11, 2024, we completed our acquisition of a minor equity partner's 33.75% interest in the NEPA Gathering System, and, on May 31, 2025, we received as consideration for the First NEPA Non-Operated Asset Divestiture (defined below) the remaining 16.25% interest in the NEPA Gathering System.

Results of operations for the three months ended March 31, 2025 include the impact of our divestitures (the NEPA Non-Operated Asset Divestitures) of interest in our non-operated natural gas assets in Northeast Pennsylvania. On May 31, 2024, we completed the divestiture (the First NEPA Non-Operated Asset Divestiture) of an undivided 40% interest in our non-operated natural gas assets in Northeast Pennsylvania. On December 31, 2024, we completed the divestiture (the Second NEPA Non-Operated Asset Divestiture) of the remaining undivided 60% interest in our non-operated natural gas assets in Northeast Pennsylvania.

Equitrans Midstream Merger

Results of operations for the three months ended March 31, 2025 include the results of our operation of assets acquired in the Equitrans Midstream Merger (defined in Note 11 to the Condensed Consolidated Financial Statements), which was completed on July 22, 2024. See Note 11 to the Condensed Consolidated Financial Statements.

For the three months ended March 31, 2025, our consolidated gathering expense decreased due to our ownership of the gathering and transmission assets acquired in the Equitrans Midstream Merger. Our ownership of such assets is expected to continue to have a prominent, favorable impact on our Production segment's gathering expense with a corresponding increase to our Production segment's affiliate transportation and processing expense, which is eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
In addition, as a result of our ownership of the transmission assets and equity method investment in the MVP Joint Venture (defined in Note 8 to the Condensed Consolidated Financial Statements) acquired in the Equitrans Midstream Merger, expenses incurred for transportation services provided by transmission assets in which we hold a controlling interest are eliminated in consolidation but presented in our Production segment's results as transportation and processing to affiliate. Expenses incurred for transportation services provided by the MVP (defined in Note 8 to the Condensed Consolidated Financial Statements) do not eliminate in consolidation and are presented in our Production segment's results as transmission expense. We record our equity earnings from our investment in the MVP Joint Venture in income from investments in the Statements of Condensed Consolidated Operations.

Trends and Uncertainties

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

President Trump has executed several executive orders, some of which impact the oil and gas industry, and he and others in Congress have indicated the potential for further changes to regulations, many of which could impact the oil and gas industry, as well as the implementation of tariffs on foreign goods and services. It is uncertain at this time to what extent such changes in regulations and tariffs will impact our business. Tariffs on foreign goods and services could result in other countries instituting tariffs on U.S. goods and services, which could impact the demand for and price of natural gas, increase the price of supplies and raw materials that we rely on to conduct our business, and could impact interest rates. A changing regulatory environment and domestic or foreign tariffs could ultimately impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

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

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended March 31, 2025 was $242.1 million, $0.40 per diluted share, compared to $103.5 million, $0.23 per diluted share, for the same period in 2024. The increase was attributable primarily to increased sales of natural gas, NGLs and oil, increased pipeline revenues, decreased gathering expense and increased net income attributable to noncontrolling interests in the Midstream Joint Venture (defined in Note 9 to the Condensed Consolidated Financial Statements), partly offset by a loss on derivatives recognized in 2025, increased depreciation, depletion and amortization expense, increased transmission expense and increased net interest expense.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2025	2024

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	536,338	499,274
NYMEX price ($/MMBtu)	$3.65	$2.26
Btu uplift	0.18	0.13
Natural gas price ($/Mcf)	$3.83	$2.39

Basis ($/Mcf) (a)	$(0.01)	$(0.14)
Cash settled basis swaps ($/Mcf)	(0.08)	(0.03)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.09)	$(0.17)
Average adjusted price ($/Mcf)	$3.74	$2.22
Cash settled derivatives ($/Mcf)	(0.08)	0.86
Average natural gas price, including cash settled derivatives ($/Mcf)	$3.66	$3.08
Natural gas sales, including cash settled derivatives	$1,962,191	$1,537,866

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	20,872	20,732
Sales volume (Mbbl)	3,479	3,455
NGLs price ($/Bbl)	$44.49	$41.59
Cash settled derivatives ($/Bbl)	(1.22)	0.01
Average NGLs price, including cash settled derivatives ($/Bbl)	$43.27	$41.60
NGLs sales, including cash settled derivatives	$150,535	$143,731
Ethane:
Sales volume (MMcfe) (b)	11,170	11,370
Sales volume (Mbbl)	1,861	1,895
Ethane price ($/Bbl)	$10.23	$6.58
Ethane sales	$19,054	$12,462
Oil:
Sales volume (MMcfe) (b)	2,371	2,674
Sales volume (Mbbl)	395	446
Oil price ($/Bbl)	$53.05	$58.74
Oil sales	$20,961	$26,181

Total liquids sales volume (MMcfe) (b)	34,413	34,776
Total liquids sales volume (Mbbl)	5,735	5,796
Total liquids sales	$190,550	$182,374

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$2,152,741	$1,720,240
Total sales volume (MMcfe)	570,751	534,050
Average realized price ($/Mcfe)	$3.77	$3.22
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

	Three Months Ended March 31,
	2025	2024

	(Thousands, unless otherwise noted)
Total Production operating revenues	$1,569,283	$1,408,801
Add (deduct):
Production loss (gain) on derivatives	678,919	(106,511)
Net cash settlements (paid) received on derivatives (a)	(91,986)	451,004
Premiums paid for derivatives that settled during the period	—	(34,669)
Production net marketing services and other revenues	(3,475)	1,615
Production adjusted operating revenues, a non-GAAP financial measure	$2,152,741	$1,720,240

Total sales volume (MMcfe)	570,751	534,050
Average sales price ($/Mcfe)	$3.93	$2.44
Average realized price ($/Mcfe)	$3.77	$3.22

(a)For the three months ended March 31, 2025, net cash settlements paid on derivatives was composed of net cash settlements paid on NYMEX natural gas hedge positions of approximately $43 million and net cash settlements paid on basis and liquids hedge positions of approximately $49 million. For the three months ended March 31, 2024, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $464 million and net cash settlements paid on basis and liquids hedge positions of approximately $13 million. Net cash settlements (paid) received on derivatives are included in average realized price but may not be included in operating revenues.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
PRODUCTION

	Three Months Ended March 31,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	570,751	534,050	36,701	6.9
Average daily sales volume (MMcfe/d)	6,342	5,869	473	8.1
Average sales price ($/Mcfe)	$3.93	$2.44	$1.49	61.1

Operating revenues:
Sales of natural gas, NGLs and oil	$2,244,727	$1,303,905	$940,822	72.2
(Loss) gain on derivatives	(678,919)	106,511	(785,430)	(737.4)
Net marketing services and other	3,475	(1,615)	5,090	315.2
Total operating revenues	1,569,283	1,408,801	160,482	11.4
Operating expenses:
Transportation and processing:
Gathering	44,837	318,059	(273,222)	(85.9)
Transmission	250,864	168,467	82,397	48.9
Processing	82,508	58,655	23,853	40.7
Transportation and processing to affiliate (a)	310,391	60,907	249,484	409.6
Total transportation and processing	688,600	606,088	82,512	13.6
Lease operating expense (LOE)	41,800	43,128	(1,328)	(3.1)
Production taxes	46,638	47,521	(883)	(1.9)
Exploration	1,051	916	135	14.7
Selling, general and administrative (b)	48,670	73,053	(24,383)	(33.4)
Production depletion	542,335	483,080	59,255	12.3
Other depreciation and depletion	1,159	574	585	101.9
Loss on sale/exchange of long-lived assets	184	90	94	104.4
Impairment and expiration of leases	2,661	9,209	(6,548)	(71.1)
Other operating expenses	4,399	2,600	1,799	69.2
Total operating expenses	1,377,497	1,266,259	111,238	8.8
Operating income	$191,786	$142,542	$49,244	34.5

Per Unit ($/Mcfe):
Gathering	$0.08	$0.60	$(0.52)	(86.7)
Transmission	0.44	0.32	0.12	37.5
Processing	0.14	0.11	0.03	27.3
Transportation and processing to affiliate (a)	0.54	0.11	0.43	390.9
LOE	0.07	0.08	(0.01)	(12.5)
Production taxes	0.08	0.09	(0.01)	(11.1)
Selling, general and administrative (b)	0.09	0.14	(0.05)	(35.7)
Production depletion	0.95	0.90	0.05	5.6

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased for the three months ended March 31, 2025 compared to the same period in 2024 by approximately $941 million composed of approximately $851 million attributable to higher average sales price and approximately $90 million attributable to increased sales volumes. The average sales price increased for the three months ended March 31, 2025 compared to the same period for 2024 due primarily to a higher NYMEX price and favorable basis differentials. Sales volume increased for the three months ended March 31, 2025 compared to the same period for 2024 primarily as a result of sales volume increases from wells turned-in-line since the first quarter of 2024 and from production curtailments in 2024 of 28 Bcfe, partly offset by sales volume decreases of 41 Bcfe, net, from assets exchanged in the NEPA Non-Operated Asset Divestitures. The increase in sales volume had a favorable impact on per unit costs for the three months ended March 31, 2025 compared to the same period for 2024.

(Loss) gain on derivatives. For the three months ended March 31, 2025, we recognized a loss on derivatives of $678.9 million related primarily to decreases in the fair market value of our NYMEX swaps and options of approximately $783 million due to increases in NYMEX forward prices, partly offset by increases in the fair market value of our basis swaps of approximately $104 million. For the three months ended March 31, 2024, we recognized a gain on derivatives of approximately $106.5 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $334 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis swaps of approximately $228 million.

Transportation and processing

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the second quarter of 2024. In addition, gathering expense decreased due to our divestiture of assets in the NEPA Non-Operated Asset Divestitures, which had incurred $18 million of gathering expense in 2024.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to capacity charges on the MVP of approximately $88 million and additional contracted capacity on the Transco pipeline of approximately $14 million, partly offset by capacity released in connection with the NEPA Non-Operated Asset Divestitures of approximately $23 million.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to increased production of gas requiring processing from wells turned-in-line since the first quarter of 2024.

Transportation and processing to affiliate. Affiliate transportation and processing expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the second quarter of 2024.

Production taxes. Production tax expense decreased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due to decreased property tax expense of approximately $14 million from lower property tax value using prior year pricing, partly offset by increased severance tax expense of approximately $12 million from increased sales volume and higher sales prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute basis and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to lower legal and professional service costs. In addition, we did not recast selling, general and administrative expense for periods prior to the Equitrans Midstream Merger closing date and, upon the Equitrans Midstream Merger closing date, we adjusted our basis for selling, general and administrative expense allocation for multi-segment reporting.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2025 compared to the same period in 2024 due to increased sales volume and higher annual depletion rate.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
GATHERING

	Three Months Ended March 31,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,137	—	5,137	100
Volumetric-based services (a)	4,761	1,592	3,169	199
Total gathered volume	9,898	1,592	8,306	522

Operating revenues:
Firm reservation fee revenue	$166,691	$—	$166,691	100
Volumetric-based fee revenue	168,622	64,362	104,260	162
Total operating revenues	335,313	64,362	270,951	421
Operating expenses:
Operating and maintenance	36,309	11,670	24,639	211
Selling, general and administrative (b)	15,397	—	15,397	100
Depreciation	49,424	637	48,787	7,659
Loss on sale/exchange of long-lived assets	—	57	(57)	(100)
Other operating expenses	2,982	—	2,982	100
Total operating expenses	104,112	12,364	91,748	742
Operating income	$231,201	$51,998	$179,203	345

(a)For agreements structured with MVCs, firm capacity includes volumes up to the contractual MVC and volumetric-based services includes volumes in excess of the contractual MVC.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

Gathering revenues and expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily from the gathering assets acquired in the Equitrans Midstream Merger. In addition, volumetric-based fee revenues from assets owned prior to the Equitrans Midstream Merger increased by approximately $22 million due to increased volumes gathered. Prior to the completion of the Equitrans Midstream Merger, we did not own gathering assets that provided firm gathering services.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
TRANSMISSION

Prior to the close of the Equitrans Midstream Merger on July 22, 2024, we did not have transmission or storage assets.

Three Months Ended March 31, 2025

(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,138
Interruptible capacity	48
Total transmission pipeline throughput	4,186

Average contracted firm transmission reservation commitments (BBtu/d)	5,344

Operating revenues:
Firm reservation fee revenue	$117,852
Volumetric-based fee revenue	28,419
Total operating revenues	146,271
Operating expenses:
Operating and maintenance	10,988
Selling, general and administrative	9,419
Depreciation	19,870
Amortization of intangible assets	3,333
Loss on sale/exchange of long-lived assets	47
Other operating expenses	(536)
Total operating expenses	43,121
Operating income	$103,150

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Other Income Statement Items

Income from investments. Income from investments increased for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to equity earnings from our investment in the MVP Joint Venture of $24.4 million.

Loss on debt extinguishment. During the three months ended March 31, 2025, we recognized a loss on debt extinguishment of $11.7 million related to the Tender Offers and EQM Exchange Offers (each defined in Note 7 to the Condensed Consolidated Financial Statements). During the three months ended March 31, 2024, we recognized a loss on debt extinguishment of $3.4 million related to our partial prepayment of the term loans outstanding under EQT's unsecured term loan facility (the Term Loan Facility).

Interest expense, net. Net interest expense increased for the three months ended March 31, 2025 compared to the same period in 2024 due primarily to interest expense on EQM Midstream Partners, LP's (EQM) senior notes, interest expense on Eureka Midstream, LLC's (Eureka) borrowings under its revolving credit facility, increased interest expense on our borrowings under EQT's revolving credit facility and higher capitalized interest from the assets acquired in the Equitrans Midstream Merger, partly offset by decreased interest expense from our repayment and repurchase of certain of EQT's senior notes and prepayment of the Term Loan Facility.

Income tax expense. See Note 6 to the Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Net income (loss) attributable to noncontrolling interests. During the three months ended March 31, 2025, we recognized $67.1 million of net income attributable to noncontrolling interests of the Midstream Joint Venture and $6.4 million of net income attributable to noncontrolling interests of Eureka Midstream Holdings, LLC (Eureka Midstream Holdings).

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

Planned Capital Expenditures and Sales Volume. In the second quarter of 2025, we expect to spend approximately $600 million to $700 million on total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2025 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In addition, our gathering and transmission businesses are capital intensive, requiring significant investment to develop new facilities and maintain and upgrade existing operations. In the second quarter of 2025, we expect our sales volume to be 520 Bcfe to 570 Bcfe.

Material Cash Requirements. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 7 to the Condensed Consolidated Financial Statements for a summary of such contractual commitments, including maturity dates. In addition, see "Financing Activities" below for a discussion of the Midstream Joint Venture's requirement to make distributions of available cash flow to the Midstream Joint Venture's Class B Unitholder.

As part of the total consideration for the pending Olympus Energy Acquisition, we expect to fund cash consideration of $500 million, as adjusted, with cash on hand and borrowings under EQT's revolving credit facility in the third quarter of 2025. See Note 11 to the Condensed Consolidated Financial Statements for discussion of the Olympus Energy Acquisition.
Operating Activities. Net cash provided by operating activities was $1,741 million and $1,156 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due primarily to higher cash operating revenues, lower cash operating expenses and distributions from our equity method investments in the MVP Joint Venture of approximately $65.8 million, partly offset by net cash settlements paid on derivatives in 2025 compared to net cash settlements received in 2024, as well as changes in working capital driven by changes in the market price of natural gas and timing of payments.

Our cash flows from operating activities, including changes in working capital, are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. For a discussion of potential commodity market risks, refer to Part I, Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position" in EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Investing Activities. Net cash used in investing activities was $534 million and $567 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was attributable primarily to decreased capital expenditures.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our capital expenditures by business segment.

	Three Months Ended March 31,
	2025	2024

	(Millions)
Production:
Reserve development (a)	$348	$452
Land and lease	19	27
Other production infrastructure	17	22
Capitalized interest, capitalized overhead and other	25	33
Total Production	409	534
Gathering	72	14
Transmission	13	—
Other corporate items	3	1
Total capital expenditures	497	549
Add (deduct): Non-cash items (b)	3	(15)
Total cash capital expenditures	$500	$534

(a)Capital expenditures for reserve development included capital expenditures for water infrastructure of $12.2 million and $15.2 million for the three months ended March 31, 2025 and 2024, respectively.
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

Financing Activities. Net cash used in financing activities was $1,127 million and $21 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the primary uses of financing cash flows were our repayment and retirement of debt, repayment of revolving credit facility borrowings and payment of dividends. For the three months ended March 31, 2024, the primary uses of financing cash flows were our prepayment of a portion of the Term Loan Facility and payment of dividends, and the primary sources of financing cash flows were proceeds from the issuance of EQT's 5.750% senior notes and proceeds from the net settlement of the Capped Call Transactions (defined in Note 7 to the Consolidated Financial Statements).

Pursuant to the JV Agreement (defined in Note 9 to the Condensed Consolidated Financial Statements), we, through our controlling ownership interest in the Midstream Joint Venture, expect to make distributions of available cash flow to the Midstream Joint Venture's Class B Unitholder, the BXCI Affiliate, at least quarterly. During the three months ended March 31, 2025, the Midstream Joint Venture paid $44.7 million of cash distributions to the BXCI Affiliate as Class B Unitholder. As of March 31, 2025, the Midstream Joint Venture recorded a distribution payable to the BXCI Affiliate as Class B Unitholder of $23.9 million. As of March 31, 2025, the remaining requirement until the Base Return (as defined in the JV Agreement) is achieved was approximately $3.5 billion. See Note 9 to the Condensed Consolidated Financial Statements.

See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our debt.

On April 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.1575 per share of EQT common stock, payable on June 2, 2025, to shareholders of record at the close of business on May 7, 2025.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of March 31, 2025.

Rating agency	Senior notes	Outlook
Moody's Investors Service, Inc. (Moody's)	Baa3	Negative
S&P Global Ratings (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

The table below reflects the credit ratings and rating outlooks assigned to EQM's debt instruments as of March 31, 2025.

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

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's revolving credit facility and Eureka's revolving credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of March 31, 2025, we were in compliance with all EQT, Eureka and EQM debt provisions and covenants under our debt agreements.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's revolving credit facility and Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of April 16, 2025. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q2 2025 (a)	Q3 2025	Q4 2025
Hedged Volume (MMDth)	336	281	281
Hedged Volume (MMDth/d)	3.7	3.1	3.1
Swaps – Short
Volume (MMDth)	290	281	95
Avg. Price ($/Dth)	$3.11	$3.26	$3.27
Calls – Short
Volume (MMDth)	46	—	137
Avg. Strike ($/Dth)	$3.48	$—	$5.49
Puts – Long
Volume (MMDth)	46	—	186
Avg. Strike ($/Dth)	$2.83	$—	$3.30
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$—	$—	$(45)

(a)April 1 through June 30.

We have also entered into derivative instruments to hedge basis. We may use other contractual agreements to implement our commodity hedging strategy from time to time.

See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" and Note 4 to the Condensed Consolidated Financial Statements for further discussion of our hedging program.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against us. While the amounts claimed may be substantial, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. We evaluate our legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrue a liability for such matters when we believe that a loss is probable and the amount of the loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event we determine that (i) a loss is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss is less likely than probable but is reasonably possible, then we are required to disclose the matter in EQT's Annual Report on Form 10-K with any update thereto in this Quarterly Report on Form 10-Q, as applicable, although we are not required to accrue such loss.

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

See Note 15 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters.

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

Critical Accounting Estimates

Our critical accounting estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2024. The application of our critical accounting estimates may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

The overall objective of our hedging program is to protect our cash flows from undue exposure to the risk of changing commodity prices. Our use of derivatives is further described in Note 4 to the Condensed Consolidated Financial Statements and "Commodity Risk Management" under "Capital Resources and Liquidity" in Item 2. Our over the counter (OTC) derivative commodity instruments are placed primarily with financial institutions and the creditworthiness of those institutions is regularly monitored. We primarily enter into derivative instruments to hedge forecasted sales of production. We also enter into derivative instruments to hedge basis. Our use of derivative instruments is implemented under a set of policies approved by our management-level Hedge and Financial Risk Committee and is reviewed by our Board of Directors.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on March 31, 2025 and December 31, 2024 would increase the fair value of our natural gas derivative commodity instruments by approximately $299 million and $283 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on March 31, 2025 and December 31, 2024 would decrease the fair value of our natural gas derivative commodity instruments by approximately $302 million and $340 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on March 31, 2025 and December 31, 2024 to our natural gas derivative commodity instruments as of March 31, 2025 and December 31, 2024 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under EQT's and Eureka's revolving credit facilities. In addition, changes in Eureka's Consolidated Leverage Ratio (defined in that certain Credit Agreement, dated May 13, 2021, among Eureka, Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time, as amended, governing Eureka's revolving credit facility) as a result on Eureka's liquidity needs, operating results or distributions to its members affect the interest rate Eureka pays on borrowings under its revolving credit facility. None of the interest we pay on EQT's or EQM's senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates for the borrowings under EQT's and Eureka's revolving credit facilities during the three months ended March 31, 2025 would have increased interest expense, excluding amounts attributable to noncontrolling interests, by approximately $1 million.

Interest rates for EQT's revolving credit facility and EQT's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to EQT's senior notes by Moody's, S&P and Fitch. Interest rates for EQT's other outstanding senior notes and EQM's senior notes do not fluctuate based on changes to the credit ratings assigned to EQT's or EQM's respective senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see "Risk Factors – Our operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in EQT's Annual Report on Form 10-K for the year ended December 31, 2024. Changes in interest rates affect the fair value of our fixed rate debt. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 5 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 5%, or $54 million, of our OTC derivative contracts outstanding at March 31, 2025 had a positive fair value. Approximately 20%, or $93 million, of our OTC derivative contracts outstanding at December 31, 2024 had a positive fair value.

As of March 31, 2025, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended March 31, 2025, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

As of March 31, 2025, no one lender of the large group of financial institutions in the syndicate for EQT's revolving credit facility held more than 10% of the financial commitments thereunder. In addition, as of March 31, 2025, no one lender of the large group of financial institutions in the syndicate for Eureka's revolving credit facility held more than 13% of the financial commitments thereunder. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

As noted under Item 9A, "Controls and Procedures," contained in EQT's Annual Report on Form 10-K for the year ended December 31, 2024, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include internal controls of the entities acquired in the Equitrans Midstream Merger on July 22, 2024. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Equitrans Midstream's and the Company's internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, there are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2024.

Environmental Proceedings

Pratt Storage Field Matter, Morgan Township, Pennsylvania. On October 31, 2018, a gas explosion occurred in Morgan Township, Greene County, Pennsylvania (the Pratt Incident), close in proximity to Equitrans, L.P.'s (one of our subsidiaries) Pratt Storage Field assets. Following the explosion, the Pennsylvania Department of Environmental Protection (PADEP), the Pennsylvania Public Utilities Commission and the Pipeline and Hazardous Materials Safety Administration of the Department of Transportation (PHMSA) began investigating the Pratt Incident. The PADEP issued a final report and closed its investigation in August 2022, and we do not expect further inquiry from the PADEP on this matter; however, the Pennsylvania Public Utilities Commission and PHMSA investigations are still open.

On October 23, 2023, Equitrans, L.P. received permission from the FERC to plug and abandon the AH Hupp 3660 storage well (Hupp Well) in the Pratt Storage Field that was the subject of the PADEP's investigation of the Pratt Incident. On October 22, 2024, Equitrans, L.P. received from the FERC an extension until January 31, 2025 to complete plugging and abandonment of the Hupp Well. On March 4, 2025, Equitrans, L.P. was granted an additional extension of time, until July 31, 2025, to complete the plugging and abandonment of the Hupp Well.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the first quarter of 2025.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. As of March 31, 2025, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended March 31, 2025, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01+	Agreement and Plan of Merger, dated March 10, 2024, among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on March 11, 2024.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through April 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on April 17, 2025.
4.01	Seventh Supplemental Indenture, dated as of March 12, 2025, between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to EQM Midstream Partners, LP’s 6.500% Senior Notes due 2048.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-3551) filed on March 18, 2025.
4.02	First Supplemental Indenture, dated as of March 12, 2025, between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to EQM Midstream Partners, LP’s 6.500% Senior Notes due 2027.	Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-3551) filed on March 18, 2025.
4.03	First Supplemental Indenture, dated as of March 12, 2025, between EQM Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to EQM Midstream Partners, LP’s 4.50% Senior Notes due 2029 and 4.75% Senior Notes due 2031.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on March 18, 2025.
4.04	First Supplemental Indenture, dated as of March 12, 2025, between EQM Midstream Partners, LP and U.S. Bank Trust Company, National Association, as trustee, relating to EQM Midstream Partners, LP’s 7.500% Senior Notes due 2027 and 7.500% Senior Notes due 2030.	Incorporated herein by reference to Exhibit 4.4 to Form 8-K (#001-3551) filed on March 18, 2025.
4.05	First Supplemental Indenture, dated as of March 12, 2025, between EQM Midstream Partners, LP and U.S. Bank Trust Company, National Association, as trustee, relating to EQM Midstream Partners, LP’s 6.375% Senior Notes due 2029.	Incorporated herein by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on March 18, 2025.
4.06(a)	Eighteenth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 7.500% Senior Notes due 2027 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(b)	Nineteenth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.500% Senior Notes due 2027 were issued.	Incorporated herein by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on April 3, 2025.

Exhibit No.	Description	Method of Filing
4.06(c)	Twentieth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 5.500% Senior Notes due 2028 were issued.	Incorporated herein by reference to Exhibit 4.7 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(d)	Twenty-First Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 4.50% Senior Notes due 2029 were issued.	Incorporated herein by reference to Exhibit 4.9 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(e)	Twenty-Second Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.375% Senior Notes due 2029 were issued.	Incorporated herein by reference to Exhibit 4.11 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(f)	Twenty-Third Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 7.500% Senior Notes due 2030 were issued.	Incorporated herein by reference to Exhibit 4.13 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(g)	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 4.75% Senior Notes due 2031 were issued.	Incorporated herein by reference to Exhibit 4.15 to Form 8-K (#001-3551) filed on April 3, 2025.
4.06(h)	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.500% Senior Notes due 2048 were issued.	Incorporated herein by reference to Exhibit 4.17 to Form 8-K (#001-3551) filed on April 3, 2025.
4.07	Registration Rights Agreement, dated April 2, 2025, by and among EQT Corporation, TD Securities (USA) LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and Truist Securities, Inc.	Incorporated herein by reference to Exhibit 4.19 to Form 8-K (#001-3551) filed on April 3, 2025.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

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
 Date:  April 23, 2025