Form 10-Q
period 2025-06-30
EQT Corp
filed 2025-07-23
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of July 15, 2025: 624,057

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,700,499	$889,517	$3,945,226	$2,193,422
Gain on derivatives	719,964	61,333	41,045	167,844
Pipeline and other	137,256	1,662	311,298	3,514
Total operating revenues	2,557,719	952,512	4,297,569	2,364,780
Operating expenses:
Transportation and processing	389,116	543,067	767,325	1,088,248
Production	91,518	88,551	179,956	179,200
Operating and maintenance	53,983	13,636	101,280	25,306
Exploration	1,273	1,378	2,324	2,294
Selling, general and administrative	81,586	67,207	173,050	140,260
Depreciation, depletion and amortization	623,471	465,982	1,244,246	952,732
Loss (gain) on sale/exchange of long-lived assets	2,990	(320,129)	3,221	(319,982)
Impairment and expiration of leases	3,254	37,659	5,915	46,868
Other operating expenses	176,490	52,190	189,964	64,163
Total operating expenses	1,423,681	949,541	2,667,281	2,179,089
Operating income	1,134,038	2,971	1,630,288	185,691
Income from investments	(67,174)	(172)	(93,636)	(2,432)
Other income	(2,616)	(19,431)	(3,239)	(19,636)
Loss on debt extinguishment	5,889	1,837	17,569	5,286
Interest expense, net	105,668	55,720	223,237	110,091
Income (loss) before income taxes	1,092,271	(34,983)	1,486,357	92,382
Income tax expense (benefit)	235,615	(44,222)	314,283	(19,920)
Net income	856,656	9,239	1,172,074	112,302
Less: Net income (loss) attributable to noncontrolling interests	72,509	(278)	145,788	(703)
Net income attributable to EQT Corporation	$784,147	$9,517	$1,026,286	$113,005

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	599,221	441,968	598,574	440,714
Net income attributable to EQT Corporation	$1.31	$0.02	$1.71	$0.26
Diluted (Note 10):
Weighted average common stock outstanding	602,924	444,921	602,896	444,893
Net income attributable to EQT Corporation	$1.30	$0.02	$1.70	$0.25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands)
Net income	$856,656	$9,239	$1,172,074	$112,302
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax: $53, $13, $82 and $26	54	43	91	86
Comprehensive income	856,710	9,282	1,172,165	112,388
Less: Comprehensive income (loss) attributable to noncontrolling interests	72,509	(278)	145,788	(703)
Comprehensive income attributable to EQT Corporation	$784,201	$9,560	$1,026,377	$113,091

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$555,492	$202,093
Accounts receivable (less allowance for credit losses: $444 and $12,529)	817,402	1,132,608
Derivative instruments, at fair value	118,934	143,581
Income tax receivable	—	97,378
Prepaid expenses and other	139,508	139,019
Total current assets	1,631,336	1,714,679

Property, plant and equipment	45,260,546	44,505,504
Less: Accumulated depreciation and depletion	13,636,355	12,757,686
Net property, plant and equipment	31,624,191	31,747,818

Investments in unconsolidated entities	3,623,219	3,617,397
Net intangible assets	207,871	215,257
Goodwill	2,062,462	2,079,481
Other assets	517,669	455,623
Total assets	$39,666,748	$39,830,255

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$391,801	$320,800
Accounts payable	1,151,663	1,177,656
Derivative instruments, at fair value	194,823	446,519
Accrued interest	143,040	167,157
Other current liabilities	425,080	349,417
Total current liabilities	2,306,407	2,461,549

Revolving credit facility borrowings	282,000	150,000
Senior notes	7,641,236	8,853,377
Deferred income taxes	3,122,972	2,851,103
Asset retirement obligations and other liabilities	1,216,283	1,236,090
Total liabilities	14,568,898	15,552,119

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 598,812 and 596,870	17,999,758	18,014,711
Retained earnings	3,425,732	2,585,238
Accumulated other comprehensive loss	(2,230)	(2,321)
Total common shareholders' equity	21,423,260	20,597,628
Noncontrolling interest in consolidated subsidiaries	3,674,590	3,680,508
Total equity	25,097,850	24,278,136
Total liabilities and equity	$39,666,748	$39,830,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income	$1,172,074	$112,302
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	304,878	(22,583)
Depreciation, depletion and amortization	1,244,246	952,732
Loss (gain) on sale/exchange of long-lived assets	3,221	(319,982)
Impairments	5,915	46,868
Income from investments	(93,636)	(2,432)
Loss on debt extinguishment	17,569	5,286
Share-based compensation expense	28,535	22,650
Distributions from equity method investments	132,881	8,975
Other	3,358	8,317
Gain on derivatives	(41,045)	(167,844)
Net cash settlements (paid) received on derivatives	(193,350)	749,185
Net premiums paid on derivatives	—	(37,893)
Changes in other assets and liabilities:
Accounts receivable	295,699	238,579
Accounts payable	10,253	(47,115)
Income tax receivable and payable	97,378	1,724
Other current assets	(1,459)	(61,143)
Other items, net	(3,651)	(9,918)
Net cash provided by operating activities	2,982,866	1,477,708
Cash flows from investing activities:
Capital expenditures	(1,049,289)	(1,092,633)
Cash paid for acquisitions, net of cash acquired	(100,167)	(237,755)
Net cash (paid) received for sale/exchange of assets	(6,284)	453,864
Capital contributions to equity method investments	(42,047)	(2,608)
Other investing activities	(245)	(80)
Net cash used in investing activities	(1,198,032)	(879,212)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	2,234,000	314,000
Repayment of revolving credit facility borrowings	(2,422,800)	(267,000)
Proceeds from issuance of debt	—	750,000
Proceeds from net settlement of Capped Call Transactions (Note 7)	—	93,290
Debt issuance costs	(7,238)	(8,511)
Repayment and retirement of debt	(813,017)	(1,355,183)
Premiums paid on debt extinguishment	(24,802)	(1,178)
Dividends paid	(188,372)	(138,963)
Distributions to noncontrolling interest	(151,954)	—
Cash paid for taxes to net settle share-based incentive awards	(53,253)	(34,413)
Other financing activities	(3,999)	(1,541)
Net cash used in financing activities	(1,431,435)	(649,499)
Net change in cash and cash equivalents	353,399	(51,003)
Cash and cash equivalents at beginning of period	202,093	80,977
Cash and cash equivalents at end of period	$555,492	$29,974

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2024	441,558	$12,450,876	$2,715,974	$(2,641)	$7,192	$15,171,401
Comprehensive income, net of tax:
Net income (loss)			9,517		(278)	9,239
Other postretirement benefits liability adjustment, net of tax: $13				43		43
Dividends ($0.1575 per share)			(69,551)			(69,551)
Share-based compensation plans	39	13,616				13,616
Balance at June 30, 2024	441,597	$12,464,492	$2,655,940	$(2,598)	$6,914	$15,124,748

Balance at April 1, 2025	598,586	$17,984,118	$2,736,046	$(2,284)	$3,685,389	$24,403,269
Comprehensive income, net of tax:
Net income			784,147		72,509	856,656
Other postretirement benefits liability adjustment, net of tax: $53				54		54
Dividends ($0.1575 per share)			(94,461)			(94,461)
Share-based compensation plans	226	15,640				15,640
Distribution to noncontrolling interest					(83,308)	(83,308)
Balance at June 30, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850

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

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2024	419,896	$12,093,986	$2,681,898	$(2,684)	$7,617	$14,780,817
Comprehensive income, net of tax:
Net income (loss)			113,005		(703)	112,302
Other postretirement benefits liability adjustment, net of tax: $26				86		86
Dividends ($0.315 per share)			(138,963)			(138,963)
Share-based compensation plans	1,709	(8,392)				(8,392)
Convertible Notes settlements (Note 7)	19,992	285,608				285,608
Net settlement of Capped Call Transactions (Note 7)		93,290				93,290
Balance at June 30, 2024	441,597	$12,464,492	$2,655,940	$(2,598)	$6,914	$15,124,748

Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			1,026,286		145,788	1,172,074
Other postretirement benefits liability adjustment, net of tax: $82				91		91
Dividends ($0.315 per share)			(185,792)			(185,792)
Share-based compensation plans	1,942	(15,328)				(15,328)
Equitrans Midstream Merger (Note 11)					248	248
Change in ownership of consolidated subsidiary		375				375
Distributions to noncontrolling interest					(151,954)	(151,954)
Balance at June 30, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850

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

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the Company's financial position as of June 30, 2025 and December 31, 2024, results of operations and changes in equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Certain previously reported amounts have been reclassified to conform to the current period's presentation. In addition, as discussed further in Note 2, certain prior period amounts have been recast to reflect the Company's change in reportable segments from one reportable segment to three reportable segments consisting of Production, Gathering and Transmission.

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Principles of Consolidation and Noncontrolling Interests. The Condensed Consolidated Financial Statements include the accounts of EQT and all subsidiaries, ventures and partnerships in which EQT directly or indirectly holds a controlling interest and variable interest entities for which EQT is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company records noncontrolling interest in its Condensed Consolidated Financial Statements for any non-wholly-owned consolidated subsidiary.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Six Months Ended June 30,
	2025	2024

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$241,824	$104,940
Income taxes, net	(78,931)	4,850

Non-cash activity during the period for:
Investments in unconsolidated entities	17,981	2,375
Increase in asset retirement costs and obligations	15,185	3,313
Capitalization of non-cash equity share-based compensation	9,389	3,371
Increase in right-of-use assets and lease liabilities, net	5,095	8,283
Issuance of EQT common stock for Convertible Notes settlement (Note 7)	—	285,608
First NEPA Non-Operated Asset Divestiture (Note 12)	—	155,383

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Total segment operating income. The following tables present the Company's profit and loss metric of operating income by segment.

	Three Months Ended June 30, 2025
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,700,499	$—	$—	$1,700,499	$—	$1,700,499
Gain on derivatives	719,964	—	—	719,964	—	719,964
Pipeline and other	79	320,269	134,583	454,931	(317,675)	137,256
Total operating revenues	2,420,542	320,269	134,583	2,875,394	(317,675)	2,557,719
Operating expenses (a):
Transportation and processing	706,139	—	—	706,139	(317,023)	389,116
Production	91,518	—	—	91,518	—	91,518
Operating and maintenance	—	40,597	13,386	53,983	—	53,983
Exploration	1,273	—	—	1,273	—	1,273
Selling, general and administrative	46,708	12,921	8,107	67,736	13,850	81,586
Depreciation, depletion and amortization	540,918	54,032	22,732	617,682	5,789	623,471
Loss on sale/exchange of long-lived assets	2,688	—	302	2,990	—	2,990
Impairment and expiration of leases	3,254	—	—	3,254	—	3,254
Other operating expenses (b)	20,934	7,314	—	28,248	148,242	176,490
Total operating expenses	1,413,432	114,864	44,527	1,572,823	(149,142)	1,423,681
Operating income (loss)	$1,007,110	$205,405	$90,056	$1,302,571	$(168,533)	$1,134,038

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.
(b)Corporate other operating expenses consisted primarily of legal reserves related to the Securities Class Action (defined in Note 13).

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
	Production	Gathering	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$889,517	$—	$889,517	$—	$889,517
Gain on derivatives	61,333	—	61,333	—	61,333
Pipeline and other	(1,454)	74,300	72,846	(71,184)	1,662
Total operating revenues	949,396	74,300	1,023,696	(71,184)	952,512
Operating expenses (a):
Transportation and processing	614,252	—	614,252	(71,185)	543,067
Production	88,551	—	88,551	—	88,551
Operating and maintenance	—	13,636	13,636	—	13,636
Exploration	1,378	—	1,378	—	1,378
Selling, general and administrative (b)	67,207	—	67,207	—	67,207
Depreciation, depletion and amortization	456,567	6,872	463,439	2,543	465,982
Gain on sale/exchange of long-lived assets	(320,050)	(79)	(320,129)	—	(320,129)
Impairment and expiration of leases	37,659	—	37,659	—	37,659
Other operating expenses	10,844	—	10,844	41,346	52,190
Total operating expenses	956,408	20,429	976,837	(27,296)	949,541
Operating (loss) income	$(7,012)	$53,871	$46,859	$(43,888)	$2,971

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,945,226	$—	$—	$3,945,226	$—	$3,945,226
Gain on derivatives	41,045	—	—	41,045	—	41,045
Pipeline and other	3,554	655,582	280,854	939,990	(628,692)	311,298
Total operating revenues	3,989,825	655,582	280,854	4,926,261	(628,692)	4,297,569
Operating expenses (a):
Transportation and processing	1,394,739	—	—	1,394,739	(627,414)	767,325
Production	179,956	—	—	179,956	—	179,956
Operating and maintenance	—	76,906	24,374	101,280	—	101,280
Exploration	2,324	—	—	2,324	—	2,324
Selling, general and administrative	95,378	28,318	17,526	141,222	31,828	173,050
Depreciation, depletion and amortization	1,084,412	103,456	45,935	1,233,803	10,443	1,244,246
Loss on sale/exchange of long-lived assets	2,872	—	349	3,221	—	3,221
Impairment and expiration of leases	5,915	—	—	5,915	—	5,915
Other operating expenses (b)	25,333	10,296	(536)	35,093	154,871	189,964
Total operating expenses	2,790,929	218,976	87,648	3,097,553	(430,272)	2,667,281
Operating income (loss)	$1,198,896	$436,606	$193,206	$1,828,708	$(198,420)	$1,630,288

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.
(b)Corporate other operating expenses consisted primarily of legal reserves related to the Securities Class Action.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
	Production	Gathering	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$2,193,422	$—	$2,193,422	$—	$2,193,422
Gain on derivatives	167,844	—	167,844	—	167,844
Pipeline and other	(3,069)	138,662	135,593	(132,079)	3,514
Total operating revenues	2,358,197	138,662	2,496,859	(132,079)	2,364,780
Operating expenses (a):
Transportation and processing	1,220,340	—	1,220,340	(132,092)	1,088,248
Production	179,200	—	179,200	—	179,200
Operating and maintenance	—	25,306	25,306	—	25,306
Exploration	2,294	—	2,294	—	2,294
Selling, general and administrative (b)	140,260	—	140,260	—	140,260
Depreciation, depletion and amortization	940,221	7,509	947,730	5,002	952,732
Gain on sale/exchange of long-lived assets	(319,960)	(22)	(319,982)	—	(319,982)
Impairment and expiration of leases	46,868	—	46,868	—	46,868
Other operating expenses	13,444	—	13,444	50,719	64,163
Total operating expenses	2,222,667	32,793	2,255,460	(76,371)	2,179,089
Operating income (loss)	$135,530	$105,869	$241,399	$(55,708)	$185,691

(a)The significant expense categories and amounts presented align with information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of total segment operating income to income before income taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands)
Total segment operating income	$1,302,571	$46,859	$1,828,708	$241,399
Less:
Intersegment eliminations	687	—	1,389	—
Unallocated revenue	(35)	(1)	(111)	(13)
Unallocated amounts:
Corporate selling, general and administrative	13,850	—	31,828	—
Corporate depreciation and amortization	5,789	2,543	10,443	5,002
Corporate other operating expenses (a)	148,242	41,346	154,871	50,719
Income from investments (b)	(67,174)	(172)	(93,636)	(2,432)
Other income	(2,616)	(19,431)	(3,239)	(19,636)
Loss on debt extinguishment	5,889	1,837	17,569	5,286
Interest expense, net	105,668	55,720	223,237	110,091
Income (loss) before income taxes	$1,092,271	$(34,983)	$1,486,357	$92,382

(a)For the three and six months ended June 30, 2025, corporate other operating expenses consisted primarily of legal reserves related to the Securities Class Action.
(b)Income from investments for the three and six months ended June 30, 2025 included $41.6 million and $66.0 million, respectively, of equity earnings from the Company's investment in the MVP Joint Venture, which is reported in the Company's Transmission segment.

Total segment assets. The following table presents the Company's total assets by segment. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company did not have an investment in the MVP Joint Venture or goodwill prior to completion of the Equitrans Midstream Merger.

	Production	Gathering	Transmission	Total Segment

June 30, 2025	(Thousands)
Investment in the MVP Joint Venture	$—	$—	$3,503,025	$3,503,025
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	22,027,485	8,276,505	2,900,334	33,204,324
Total assets	$22,027,485	$8,276,505	$7,635,142	$37,939,132

June 30, 2024
Total assets	$22,994,946	$1,479,044	$—	$24,473,990

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of total segment assets to total assets

	June 30,
	2025	2024

	(Thousands)
Total segment assets	$37,939,132	$24,473,990
Intersegment eliminations	(256,941)	(44,526)
Unallocated amounts:
Cash and cash equivalents	555,492	29,974
Income tax receivable	—	89,690
Other property, plant and equipment, at cost less accumulated depreciation	103,687	45,675
Goodwill (a)	830,679	—
Other	494,699	111,666
Total assets	$39,666,748	$24,706,469

(a)Represents goodwill attributable to additional deferred tax liabilities that arose from the differences between the fair value and tax bases of the Equitrans Midstream Merger purchase price allocation that carried over from Equitrans Midstream (defined in Note 11) to the Company. See Note 11.

Total segment capital expenditures. The following table presents the Company's capital expenditures by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands)
Production	$449,440	$551,294	$858,195	$1,085,132
Gathering	86,083	18,065	158,187	32,047
Transmission	10,291	—	22,918	—
Total segment capital expenditures	545,814	569,359	1,039,300	1,117,179
Other corporate items	7,745	6,776	11,703	7,943
Total capital expenditures	$553,559	$576,135	$1,051,003	$1,125,122

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Disaggregated revenue information. The table below provides disaggregated information on the Company's revenues. Certain other revenue contracts are outside the scope of ASU 2014-09, Revenue from Contracts with Customers. These contracts are reported in pipeline and other revenues in the Statements of Condensed Consolidated Operations. Derivative contracts are also outside the scope of ASU 2014-09.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands)
Revenues from contracts with customers:
Production sales
Natural gas sales	$1,539,205	$730,705	$3,589,155	$1,852,279
NGLs sales	145,104	139,734	318,920	295,884
Oil sales	16,190	19,078	37,151	45,259
Sales of natural gas, NGLs and oil	1,700,499	889,517	3,945,226	2,193,422
Gathering pipeline revenue
Firm reservation fee revenue (a)	169,597	—	336,288	—
Volumetric-based fee revenue	150,672	74,300	319,294	138,662
Total Gathering pipeline revenue	320,269	74,300	655,582	138,662
Transmission pipeline revenues
Firm reservation fee revenue	96,535	—	214,387	—
Volumetric-based fee revenue	38,048	—	66,467	—
Total Transmission pipeline revenue	134,583	—	280,854	—
Intersegment eliminations and other	(317,675)	(71,184)	(628,692)	(132,079)
Total revenues from contracts with customers (b)	1,837,676	892,633	4,252,970	2,200,005
Other sources of revenue:
Gain on derivatives	719,964	61,333	41,045	167,844
Other revenues	79	(1,454)	3,554	(3,069)
Total other sources of revenue	720,043	59,879	44,599	164,775
Total operating revenues	$2,557,719	$952,512	$4,297,569	$2,364,780

(a)Firm reservation fee revenue for the three and six months ended June 30, 2025 included unbilled revenues supported by MVCs of approximately $5.6 million and $11.2 million, respectively.
(b)For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded in accounts receivable amounts due from contracts with customers of $668.9 million and $939.9 million as of June 30, 2025 and December 31, 2024, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of June 30, 2025. The table excludes contracts that qualified for the exception to the relative standalone selling price method as of June 30, 2025.

	2025 (a)	2026	2027	2028	2029	Thereafter	Total

	(Thousands)
Gathering firm reservation fees:
Third-party contracts	$50,843	$93,270	$85,998	$85,998	$85,998	$373,259	$775,366
Affiliate contracts	49,206	101,792	101,450	97,701	97,701	1,507,675	1,955,525
Total Gathering firm reservation fees	100,049	195,062	187,448	183,699	183,699	1,880,934	2,730,891
Gathering revenues supported by MVCs:
Third-party contracts	45,767	94,235	84,910	80,608	68,951	198,340	572,811
Affiliate contracts	194,123	397,966	410,622	411,740	410,621	2,042,451	3,867,523
Total Gathering revenues supported by MVCs	239,890	492,201	495,532	492,348	479,572	2,240,791	4,440,334
Transmission firm reservation fees:
Third-party contracts	93,104	177,413	173,926	170,488	168,019	819,981	1,602,931
Affiliate contracts	123,205	262,574	261,046	260,715	260,384	1,964,638	3,132,562
Total Transmission firm reservation fees	216,309	439,987	434,972	431,203	428,403	2,784,619	4,735,493
Total	$556,248	$1,127,250	$1,117,952	$1,107,250	$1,091,674	$6,906,344	$11,906,718

(a)July 1 through December 31.

As of June 30, 2025, the Company had no remaining performance obligations on its natural gas sales contracts with fixed consideration.

Based on total projected contractual revenues, both the Company's firm gathering third-party contracts and firm transmission and storage third-party contracts had a weighted average remaining term of approximately 11 years as of June 30, 2025. Based on total projected contractual revenues, both the Company's firm gathering affiliate contracts and firm transmission and storage affiliate contracts had a weighted average remaining term of approximately 13 years as of June 30, 2025.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,042 billion cubic feet (Bcf) of natural gas and 6,218 thousand barrels (Mbbl) of NGLs as of June 30, 2025 and 2,189 Bcf of natural gas and 2,562 Mbbl of NGLs as of December 31, 2024. The open positions at both June 30, 2025 and December 31, 2024 had maturities extending through December 2027.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of June 30, 2025, EQT's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $45.3 million and $61.9 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2025 and December 31, 2024, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2025 and December 31, 2024, there was $79.5 million and $87.0 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

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

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
June 30, 2025
Asset derivative instruments, at fair value	$118,934	$(92,869)	$—	$26,065
Liability derivative instruments, at fair value	194,823	(92,869)	(79,487)	22,467

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$(117,350)	$—	$26,231
Liability derivative instruments, at fair value	446,519	(117,350)	(86,975)	242,194

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2025
Asset derivative instruments, at fair value	$118,934	$16,909	$102,025	$—
Liability derivative instruments, at fair value	194,823	47,637	147,186	—

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$50,300	$93,281	$—
Liability derivative instruments, at fair value	446,519	81,074	365,445	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2025 and December 31, 2024, the Company's senior notes had a fair value of approximately $8.2 billion and $8.8 billion, respectively, and a carrying value of approximately $8.0 billion and $8.9 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Company's investment in the Investment Fund (defined in Note 8). See Note 11 herein and Note 6 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the fair value measurement of assets acquired and liabilities assumed in the Equitrans Midstream Merger. See Note 7 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the fair value measurement of the assets received as consideration for the First NEPA Non-Operated Asset Divestiture (defined in Note 12). See Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of (i) the fair value measurement and impairment of the Company's property, plant and equipment, (ii) impairment of the Company's contract asset, investments in unconsolidated entities, net intangible assets and goodwill and (iii) fair value measurement of the Company's asset retirement obligations.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Income Taxes

For the six months ended June 30, 2025, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. For the six months ended June 30, 2024, modest fluctuations in estimated ordinary income resulted in significant changes in the estimated annual effective tax rate, which made the annual effective tax rate method unreliable; as such, the Company calculated the provision for income taxes for the six months ended June 30, 2024 using the discrete effective tax rate method. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2025.

The Midstream Joint Venture (defined in Note 9) and Eureka Midstream Holdings, LLC (Eureka Midstream Holdings), both of which are consolidated subsidiaries of the Company, are treated as partnerships for U.S. federal and applicable state income tax purposes and are not separately subject to U.S. federal or state income taxes. The Midstream Joint Venture's and Eureka Midstream Holdings' income is included in the Company's pre-tax income; however, the Company does not record income tax expense on income attributable to noncontrolling interests in the Midstream Joint Venture and Eureka Midstream Holdings, which reduces the Company's effective tax rate in periods when the Company has consolidated pre-tax income and increases the effective tax rate in periods when the Company has consolidated pre-tax losses.

For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense (benefit) at an effective tax rate of 21.1% and (21.6)%, respectively. The Company's effective tax rate for the six months ended June 30, 2025 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes, partly offset by the Midstream Joint Venture's and Eureka Midstream Holdings' income attributable to the noncontrolling interests and excess tax benefits from share-based payments. The Company's effective tax rate for the six months ended June 30, 2024 was lower compared to the U.S. federal statutory rate primarily as a result of the Company's utilization of some of its capital loss carryforwards with the capital gain generated from the First NEPA Non-Operated Asset Divestiture, which results in the release of the associated valuation allowance, as well as from excess tax benefits from share-based payments.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. The Company is evaluating the potential tax impacts of the One Big Beautiful Bill Act on the Company.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Debt

The table below summarizes the Company's outstanding debt.

	June 30, 2025		December 31, 2024
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2030	$—	$—	$150,000	$150,000
Eureka's revolving credit facility maturing November 13, 2027	282,000	282,000	320,800	320,800
Debentures and senior notes:
EQT's 3.125% notes due May 15, 2026	392,915	391,801	392,915	391,193
EQT's 7.75% debentures due July 15, 2026	115,000	114,461	115,000	114,213
EQM's 7.500% notes due June 1, 2027	4,069	4,142	500,000	511,377
EQT's 7.500% notes due June 1, 2027	495,925	504,440	—	—
EQM's 6.500% notes due July 1, 2027	48,868	52,222	900,000	915,538
EQT's 6.500% notes due July 1, 2027	344,921	346,700	—	—
EQT's 3.90% notes due October 1, 2027	936,158	934,206	1,169,503	1,166,523
EQT's 5.700% notes due April 1, 2028	500,000	493,773	500,000	492,640
EQM's 5.500% notes due July 15, 2028	—	—	118,683	118,204
EQT's 5.500% notes due July 15, 2028	45,225	45,027	—	—
EQT's 5.00% notes due January 15, 2029	318,494	316,117	318,494	315,785
EQM's 4.50% notes due January 15, 2029	8,338	8,031	742,923	711,754
EQT's 4.50% notes due January 15, 2029	734,583	706,891	—	—
EQM's 6.375% notes due April 1, 2029	3,265	3,307	600,000	608,667
EQT's 6.375% notes due April 1, 2029	596,725	603,781	—	—
EQT's 7.000% notes due February 1, 2030 (b)	674,800	671,952	674,800	671,641
EQM's 7.500% notes due June 1, 2030	5,536	5,894	500,000	535,671
EQT's 7.500% notes due June 1, 2030	494,086	525,994	—	—
EQM's 4.75% notes due January 15, 2031	9,616	9,177	1,100,000	1,045,219
EQT's 4.75% notes due January 15, 2031	1,090,218	1,039,524	—	—
EQT's 3.625% notes due May 15, 2031	435,165	431,157	435,165	430,818
EQT's 5.750% notes due February 1, 2034	750,000	743,193	750,000	742,796
EQM's 6.500% notes due July 15, 2048	12,989	13,164	80,233	81,338
EQT's 6.500% notes due July 15, 2048	67,196	68,083	—	—
Total debt	8,366,092	8,315,037	9,368,516	9,324,177
Less: Current portion of debt (c)	392,915	391,801	320,800	320,800
Long-term debt	$7,973,177	$7,923,236	$9,047,716	$9,003,377

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
(c)As of June 30, 2025, the current portion of debt included EQT's 3.125% senior notes. As of December 31, 2024, the current portion of debt included borrowings outstanding under Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the six months ended June 30, 2025.

Debt Tranche	Principal	Premiums Paid (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
EQM's 6.500% notes due July 1, 2027 (a)	$506,209	$13,288	$6,489	$525,986
EQT's 3.90% notes due October 1, 2027 (a)	233,345	(2,842)	4,070	234,573
EQM's 5.500% notes due July 15, 2028	73,456	2,878	1,190	77,524
Total	$813,010	$13,324	$11,749	$838,083

(a)On February 24, 2025, the Company announced the commencement of tender offers (the Tender Offers) to purchase any and all of the outstanding 6.500% senior notes issued by EQM Midstream Partners, LP's (EQM), a wholly-owned subsidiary of EQT, and a certain amount of the outstanding 3.90% senior notes issued by EQT. On March 12, 2025, the Company settled the Tender Offers. In addition to call premiums paid (discounts received) shown above, the Company paid $2.7 million in fees to dealer managers and other non-lender parties in connection with the Tender Offers.

On July 16, 2025, EQM issued notices of full redemption to the holders of each of its outstanding series of notes, and, on July 31, 2025, using cash on hand and, to the extent necessary, borrowings under EQT's revolving credit facility, EQM will redeem such notes (which have an outstanding aggregate principal amount of approximately $92.7 million as of July 16, 2025) in full for the redemption prices set forth in the applicable governing indentures. After such redemptions, EQM will no longer have any outstanding notes.

EQT's Revolving Credit Facility. EQT has a $3.5 billion revolving credit facility governed by that certain Fourth Amended and Restated Credit Agreement, dated as of July 22, 2024 (as amended, the Revolving Credit Agreement), among EQT, PNC Bank, National Association, as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. On June 30, 2025, EQT obtained the consent of each of the lenders party to the Revolving Credit Agreement to extend the maturity date of the commitments and loans thereunder (the Stated Maturity Date) from July 23, 2029 to July 23, 2030, effective as of July 23, 2025 (the Extension). The terms of the Revolving Credit Agreement otherwise remain unchanged. Pursuant to the terms of the Revolving Credit Agreement, EQT may request two one-year extensions of the Stated Maturity Date, subject to satisfaction of certain conditions. The Extension is the first such extension.

As of June 30, 2025, the Company had less than $0.1 million of letters of credit outstanding under EQT's revolving credit facility. As of December 31, 2024, the Company had approximately $1 million of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended June 30, 2025 and 2024, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $512 million and $207 million, respectively, the average daily balance was approximately $64 million and $24 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.9% and 6.9%, respectively. During the six months ended June 30, 2025 and 2024, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $566 million and $207 million, respectively, the average daily balance was approximately $136 million and $17 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.9% and 6.9%, respectively. For both the six months ended June 30, 2025 and 2024, EQT incurred commitment fees of 20 basis points on the undrawn portion of EQT's revolving credit facility.

Eureka's Revolving Credit Facility. The Company has a controlling interest in Eureka Midstream Holdings. Eureka, a wholly-owned subsidiary of Eureka Midstream Holdings, has a $400 million senior secured revolving credit facility pursuant to the Credit Agreement, dated May 13, 2021, among Eureka, Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended, the Eureka Credit Agreement). On June 30, 2025, Eureka entered into that certain Third Amendment and Master Assignment to Credit Agreement to, among other changes referenced therein, extend the maturity date of the commitments and loans under the Eureka Credit Agreement from November 13, 2025 to November 13, 2027 and reduce the commitment fee spread (calculated based on Eureka's Consolidated Leverage Ratio, as defined in the Eureka Credit Agreement) from a range of 37.5 to 50 basis points to a range of 32.5 to 45 basis points.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of both June 30, 2025 and December 31, 2024, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three months ended June 30, 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $285 million, the average daily balance was approximately $284 million and interest was incurred at a weighted average annual interest rate of 7.1%. During the six months ended June 30, 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $321 million, the average daily balance was approximately $297 million and interest was incurred at a weighted average annual interest rate of 7.1%. For the six months ended June 30, 2025, Eureka incurred commitment fees ranging from 32.5 to 50 basis points (based on applicable Consolidated Leverage Ratio) on the undrawn portion of Eureka's revolving credit facility.

EQM Exchange Offers. On February 24, 2025, the Company commenced private offers (the EQM Exchange Offers) to certain eligible holders of EQM's senior notes to exchange any and all outstanding notes issued by EQM (the Existing EQM Notes), including outstanding principal of EQM's 6.500% senior notes due 2027 that remained outstanding following settlement of the Tender Offers, for up to $4,541.8 million aggregate principal amount of new notes issued by EQT (the New EQT Notes) and cash consideration equal to $1.00 per $1,000 principal amount of Existing EQM Notes exchanged. Pursuant to the EQM Exchange Offers, for each $1,000 principal amount of Existing EQM Notes validly tendered on or prior to 5:00 p.m., New York City time, on March 7, 2025 (the Early Tender Date), the holder thereof received $1,000 principal amount of New EQT Notes; for each $1,000 principal amount of Existing EQM Notes validly tendered after the Early Tender Date but on or prior to 5:00 p.m., New York City time, on March 28, 2025 (as extended, the Expiration Date), the holder thereof received $950 principal of New EQT Notes.

On April 2, 2025, the Company issued approximately $3,868.9 million of New EQT Notes in exchange for the tender of approximately $3,869.5 million of Existing EQM Notes and paid to holders of the New EQT Notes cash consideration of approximately $3.9 million, which was capitalized as additional debt premium. In addition, the discount received by EQT from holders who validly tendered their Existing EQM Notes after the Early Tender Date but on or prior to the Expiration Date of approximately $0.6 million was capitalized as additional debt discount. In connection with the EQM Exchange Offers, the Company incurred non-lender expenses of approximately $8.6 million in loss on debt extinguishment in the Statement of Condensed Consolidated Operations during the six months ended June 30, 2025. The maturity date, interest rate and covenants of each New EQT Note are consistent with those of the corresponding Existing EQM Note exchanged.

Consent Solicitation. In conjunction with the Tender Offers and EQM Exchange Offers, the Company solicited and obtained consents with respect to certain proposed amendments to each of the indentures governing the Existing EQM Notes that, upon adoption (which occurred on April 2, 2025), eliminated substantially all of the restrictive covenants, certain events of default and certain other provisions previously contained in such indentures.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8.    Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	June 30, 2025		December 31, 2024
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
		(Thousands)		(Thousands)
MVP Joint Venture (a):
The MVP	49.3%	$3,467,039	49.3%	$3,469,438
MVP Southgate	47.2%	35,986	47.2%	65,292
Total MVP Joint Venture		3,503,025		3,534,730

Laurel Mountain Midstream, LLC (b)	31%	49,490	31%	28,757
Other		37,401		20,668
Total		$3,589,916		$3,584,155

(a)Mountain Valley Pipeline, LLC (the MVP Joint Venture) is a Delaware series limited liability company formed as a joint venture among (i) with respect to Series A, the Midstream Joint Venture and affiliates of NextEra Energy, Inc., Consolidated Edison, Inc., AltaGas Ltd. and RGC Resources, Inc. for the purpose of constructing, owning and operating the MVP (defined below); and (ii) with respect to Series B, a wholly-owned subsidiary of EQT and affiliates of NextEra Energy, Inc., AltaGas Ltd. and RGC Resources, Inc. for the purpose of constructing, owning and operating MVP Southgate (defined below).
(b)Laurel Mountain Midstream, LLC is a midstream company formed as a joint venture among a wholly-owned subsidiary of EQT, Williams Companies Inc. and certain other energy companies, to provide natural gas gathering and processing services.

The MVP. The Mountain Valley Pipeline (the MVP) is a 303-mile long, 42-inch diameter natural gas interstate pipeline with a total capacity of 2.0 Bcf per day that spans from the Company's transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The MVP entered into service on June 14, 2024 and commenced long-term firm capacity obligations on July 1, 2024. A wholly-owned subsidiary of EQM is the operator of the MVP.

MVP Southgate. MVP Southgate is a contemplated interstate pipeline that was approved by the Federal Energy Regulatory Commission (FERC). The pipeline was initially designed to extend approximately 75 miles from the MVP in Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina using 24-inch and 16-inch diameter pipe.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Pursuant to the MVP Joint Venture's limited liability company agreement, a wholly-owned subsidiary of EQM is obligated to provide performance assurances with respect to MVP Southgate that may take the form of a guarantee from EQT (as a Qualified Guarantor, as defined in and pursuant to the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral. Upon receipt of the FERC's notice to proceed with construction of MVP Southgate, the Company will be obligated to provide performance assurance in an amount equal to 33% of its share of MVP Southgate's remaining capital commitments under the applicable construction budget.

Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of both June 30, 2025 and December 31, 2024, the fair value of the Company's investment in the Investment Fund was approximately $33 million and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

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

During the six months ended June 30, 2025, the Midstream Joint Venture paid $252.3 million of aggregate cash distributions, of which $152.0 million was paid to the BXCI Affiliate as Class B Unitholder. Distributions paid by the Midstream Joint Venture to EQM have been eliminated in consolidation.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
10.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic income available to shareholders	$784,147	$9,517	$1,026,286	$113,005
Add back: Interest expense on Convertible Notes, net of tax	—	—	—	114
Diluted income available to shareholders	$784,147	$9,517	$1,026,286	$113,119

Weighted average common stock outstanding – Basic	599,221	441,968	598,574	440,714
Options, restricted stock, performance awards and stock appreciation rights	3,703	2,953	4,322	3,438
Convertible Notes	—	—	—	741
Weighted average common stock outstanding – Diluted	602,924	444,921	602,896	444,893

Income per share of common stock attributable to EQT Corporation:
Basic	$1.31	$0.02	$1.71	$0.26
Diluted	$1.30	$0.02	$1.70	$0.25

11.    Acquisitions

Olympus Energy Acquisition.

On July 1, 2025, the Company completed its acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets, including approximately 90,000 net acres with approximately 500 MMcf per day of net production, from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy) pursuant to that certain Purchase and Sale Agreement, dated April 22, 2025 (the Olympus Energy Purchase Agreement), by and among EQT, a wholly-owned subsidiary of EQT and Olympus Energy.

As set forth in the Olympus Energy Purchase Agreement, the purchase price for the Olympus Energy Acquisition consisted of 26,031,237 shares of EQT common stock and $500 million in cash, in each case subject to customary purchase price adjustments. The Company funded the cash consideration with cash on hand and borrowings under EQT's revolving credit facility, and the Company issued 25,229,166 shares of EQT common stock, as adjusted in accordance with closing purchase price adjustments, to Olympus Energy and its designees at closing. In connection with its entry into the Olympus Energy Purchase Agreement, EQT deposited $90 million of cash into an escrow account, a portion of which was released to Olympus Energy as closing cash consideration. The Olympus Energy Purchase Agreement has an economic effective date of March 31, 2025.

The Company expects to account for the Olympus Energy Acquisition as a business combination using the acquisition method. Certain information necessary to complete a preliminary purchase price allocation is not yet available, including, but not limited to, appraisal estimates of assets acquired and liabilities assumed.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Allocation of Purchase Price. The Equitrans Midstream Merger was accounted for as a business combination using the acquisition method. The Company completed the purchase price allocation for the Equitrans Midstream Merger during the second quarter of 2025. The table below summarizes the final purchase price and estimated fair values of assets acquired and liabilities assumed as of July 22, 2024, with the excess of purchase price over estimated fair value of the identified net assets recognized as goodwill. During the six months ended June 30, 2025, the Company recorded purchase accounting adjustments primarily related to deferred income taxes based on updated income tax computations as well as investments in unconsolidated entities and property, plant and equipment based on updated appraisal estimates.

Purchase Price Allocation

(Thousands)
Consideration:
Equity	$5,548,608
Cash (paid in lieu of fractional shares)	29
Redemption of Equitrans Midstream preferred stock	685,337
Settlement of pre-existing relationships	(239,741)
Total consideration	$5,994,233

Fair value of assets acquired:
Cash and cash equivalents	$58,767
Accounts receivable, net	82,072
Income tax receivable	2,142
Prepaid expenses and other	22,048
Property, plant and equipment	9,379,999
Investments in unconsolidated entities	3,349,184
Net intangible assets	200,000
Other assets	249,846
Noncontrolling interest in consolidated subsidiaries	(163,241)
Amount attributable to assets acquired	$13,180,817

Fair value of liabilities assumed:
Current portion of debt	$699,837
Accounts payable	65,006
Accrued interest	47,996
Other current liabilities	70,951
Revolving credit facility borrowings	1,035,000
Senior notes	6,273,941
Deferred income taxes	904,044
Asset retirement obligations and other liabilities	152,271
Amount attributable to liabilities assumed	$9,249,046

Goodwill	$2,062,462

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Goodwill is attributable to the Company's qualitative assumptions of long-term value that the Equitrans Midstream Merger creates for EQT shareholders. Of the total goodwill, the Company attributed $1,232 million to synergies expected from the vertical integration of the business, including from the elimination of contracted transportation and processing costs with Equitrans Midstream as the Company is unable to recognize intangible assets related to its significant long-term customer contracts with Equitrans Midstream, as such contracts became intercompany transactions upon the closing of the Equitrans Midstream Merger. In addition, the Company attributed $831 million of total goodwill to additional deferred tax liabilities that arose from the differences between the purchase price allocation based on fair value and tax basis that carried over from Equitrans Midstream to the Company. The Company allocated all of the goodwill from the Equitrans Midstream Merger to the Company's Transmission segment.

See Note 5 for a description of the fair value hierarchy.

NEPA Gathering System Acquisition

In 2021, the Company acquired a 50% interest in and became the operator of certain gathering assets located in Northeast Pennsylvania (collectively, the NEPA Gathering System).

On April 11, 2024, the Company completed its acquisition of a minority equity partner's 33.75% interest in the NEPA Gathering System for a purchase price of approximately $205 million (the NEPA Gathering System Acquisition), subject to customary post-closing purchase price adjustments. The NEPA Gathering System Acquisition was accounted for as an asset acquisition, and, as such, its purchase price was allocated to property, plant and equipment.

12.    First NEPA Non-Operated Asset Divestiture

On May 31, 2024, the Company completed the divestiture (the First NEPA Non-Operated Asset Divestiture) of an undivided 40% interest in the Company's non-operated natural gas assets in northeast Pennsylvania to Equinor USA Onshore Properties Inc. and its affiliates (collectively, the Equinor Parties). In exchange, as consideration, the Company received from the Equinor Parties cash of $500 million, subject to customary post-closing purchase price adjustments, certain upstream assets and the remaining 16.25% equity interest in the NEPA Gathering System.

As a result of the First NEPA Non-Operated Asset Divestiture, the Company recognized a gain of approximately $320 million in loss (gain) on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations for the three and six months ended June 30, 2024. Cash proceeds from the First NEPA Non-Operated Asset Divestiture were used to partly fund the Company's redemption of EQT's 6.125% senior notes.

13.    Commitments and Contingencies

Legal and Regulatory Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.

The Company evaluates its legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrues a loss for such matters when the Company believes that it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. In such cases, if some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued; however, when no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event the Company determines that (i) it is probable that a liability has been incurred but the amount of the loss cannot be reasonably estimated, or (ii) it is less than probable but reasonably possible that a liability has been incurred, then the Company may be required to disclose the matter in its Annual Report on Form 10-K with any update thereto in an applicable Quarterly Report on Form 10-Q, although the Company is not permitted to accrue for such loss.

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

The ultimate outcome of the matters described or referenced below is inherently uncertain. Furthermore, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company's exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or estimated.

Securities Class Action Litigation. On December 6, 2019, an amended putative class action complaint was filed in the United States District Court for the Western District of Pennsylvania by Cambridge Retirement System, Government of Guam Retirement Fund, Northeast Carpenters Annuity Fund, and Northeast Carpenters Pension Fund, on behalf of themselves and all those similarly situated, against EQT and certain former executives and current and former board members of EQT (the Securities Class Action). The complaint alleges that certain statements made by EQT regarding its merger with Rice Energy Inc. in 2017 were materially false and violated various federal securities laws. Pursuant to the complaint, the plaintiffs seek compensatory or rescissory damages in an unspecified amount for all damages allegedly sustained by the class as a result of alleged negative impacts to EQT's common stock price in 2018 and 2019.

Additionally, following the filing of the Securities Class Action complaint, several other lawsuits were filed in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania by certain shareholders of EQT against EQT and certain former executives and current and former board members of EQT asserting substantially the same allegations as those raised in the Securities Class Action. These matters are currently pending, and the majority of them have been stayed pending a ruling on dispositive motions in the Securities Class Action. The settlement of the Securities Class Action referred to below does not resolve these matters.

Following the commencement of the Securities Class Action, the parties engaged in fact and expert discovery. In June 2024, the discovery phase of the Securities Class Action was completed. On June 27, 2024, the parties to the Securities Class Action participated in a mediation (the June 2024 Mediation), which did not result in resolution. In the second quarter of 2024, the Company recorded an accrual for estimated loss contingencies related to the Securities Class Action in an amount equal to the settlement offer the Company tendered at the June 2024 Mediation of $17.5 million.

Following the June 2024 Mediation, the parties filed various motions, including motions for summary judgement and motions to exclude expert testimony. While these motions remained pending, on May 12, 2025, the parties to the Securities Class Action participated in a second mediation, at which it was agreed that the Company would pay $167.5 million to the plaintiffs to settle the Securities Class Action. The settlement does not constitute an admission of wrongdoing or liability by the Company or the other defendants, who have agreed to the settlement to avoid further protracted and expensive litigation. As a result of such settlement, which remains subject to court approval, in the second quarter of 2025, the Company recorded an increase to its accrual for estimated loss contingencies related to the Securities Class Action of $150 million, resulting in a total reserve of $167.5 million, which reflects the settlement agreed upon at the May 12, 2025 mediation and is presented in other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. The Company expects to recover approximately $16 million of the estimated loss amount through insurance.

See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of the Company's commitments and contingencies, including certain other pending legal and regulatory proceedings and other contingent matters. As of June 30, 2025, except as disclosed herein, there have been no material changes to such matters disclose therein.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including liquified natural gas (LNG) volumes and sales; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; our ability to enter into definitive agreements pertaining to pending and potential in-basin growth projects, if at all, and the potential scope, duration and other terms thereof; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including the Olympus Energy Acquisition; the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; operational risks and hazards incidental to the gathering, transmission and storage of natural gas as well as unforeseen interruptions; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures or tariffs; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties related to the development and construction by us or our joint ventures of pipeline and storage facilities and transmission assets and the optimization of such assets; our ability to renew or replace expiring gathering, transmission or storage contracts at favorable rates on a long-term basis or at all; risks relating to our joint venture arrangements; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to recently completed divestitures, acquisitions and other significant strategic transactions, including the Olympus Energy Acquisition. These and other risks and uncertainties are described under the "Risk Factors" section and elsewhere in EQT's Annual Report on Form 10-K for the year ended December 31, 2024, and may be updated by other documents we subsequently file from time to time with the Securities and Exchange Commission (the SEC).

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent and Significant Events

Olympus Energy Acquisition.

On July 1, 2025, we completed our acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets, including approximately 90,000 net acres with approximately 500 MMcf per day of net production, from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy). As set forth in the purchase agreement for such acquisition (the Olympus Energy Purchase Agreement), the purchase price for the Olympus Energy Acquisition consisted of 26,031,237 shares of EQT common stock and $500 million in cash, in each case subject to customary purchase price adjustments. We funded the cash consideration with cash on hand and borrowings under EQT's revolving credit facility, and we issued 25,229,166 shares of EQT common stock (as adjusted pursuant to the terms of the Olympus Energy Purchase Agreement) to Olympus Energy and its designees at closing.

NEPA Gathering System Acquisition and NEPA Non-Operated Asset Divestitures

Results of operations for the three and six months ended June 30, 2025 include the results of our 100% ownership of certain gathering assets located in Northeast Pennsylvania (the NEPA Gathering System). Prior to April 11, 2024, we owned 50% of the NEPA Gathering System. On April 11, 2024, we completed our acquisition of a minority equity partner's 33.75% interest in the NEPA Gathering System (the NEPA Gathering System Acquisition), and, on May 31, 2025, we received as consideration for the First NEPA Non-Operated Asset Divestiture (defined below) the remaining 16.25% interest in the NEPA Gathering System. See Notes 11 and 12 to the Condensed Consolidated Financial Statements.

Results of operations for the three and six months ended June 30, 2025 include the impact of our divestitures (the NEPA Non-Operated Asset Divestitures) of interest in our non-operated natural gas assets in Northeast Pennsylvania. On May 31, 2024, we completed the divestiture (the First NEPA Non-Operated Asset Divestiture) of an undivided 40% interest in our non-operated natural gas assets in Northeast Pennsylvania, and, on December 31, 2024, we completed the divestiture (the Second NEPA Non-Operated Asset Divestiture) of the remaining undivided 60% interest in our non-operated natural gas assets in Northeast Pennsylvania. See Note 12 to the Condensed Consolidated Financial Statements.

Equitrans Midstream Merger

Results of operations for the three and six months ended June 30, 2025 include the results of our operation of assets acquired in the Equitrans Midstream Merger (defined in Note 11 to the Condensed Consolidated Financial Statements), which was completed on July 22, 2024. See Note 11 to the Condensed Consolidated Financial Statements.

For the three and six months ended June 30, 2025, our consolidated gathering expense decreased due to our ownership of the gathering and transmission assets acquired in the Equitrans Midstream Merger. Our ownership of such assets is expected to continue to have a prominent, favorable impact on our Production segment's gathering expense with a corresponding increase to our Production segment's affiliate transportation and processing expense, which is eliminated in consolidation.

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

Lastly, commodity prices have been volatile through the first half of 2025, and we expect commodity prices to continue to be volatile throughout the second half of 2025 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and potential further imposition of domestic and foreign tariffs. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended June 30, 2025 was $784.1 million, $1.30 per diluted share, compared to $9.5 million, $0.02 per diluted share, for the same period in 2024. The increase was driven primarily by increased operating revenues, including an increased gain on derivatives, decreased gathering expense and equity earnings from the MVP Joint Venture. These favorable impacts were partly offset by the 2024 gain on the First NEPA Non-Operated Asset Divestiture as well as higher income tax expense, depreciation expense and legal reserves related to the Securities Class Action (defined in Note 13 to the Condensed Consolidated Financial Statements).

Net income attributable to EQT Corporation for the six months ended June 30, 2025 was $1,026.3 million, $1.70 per diluted share, compared to $113.0 million, $0.25 per diluted share, for the same period in 2024. The increase was driven primarily by increased cash operating revenues, decreased gathering expense and equity earnings from the MVP Joint Venture. These favorable impacts were partly offset by the 2024 gain on the First NEPA Non-Operated Asset Divestiture as well as higher income tax expense, depreciation expense, transmission expense, income attributable to noncontrolling interests, legal reserves related to the Securities Class Action and net interest expense.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	534,441	474,075	1,070,779	973,349
NYMEX price ($/MMBtu)	$3.43	$1.92	$3.54	$2.09
Btu uplift	0.20	0.10	0.19	0.12
Natural gas price ($/Mcf)	$3.63	$2.02	$3.73	$2.21

Basis ($/Mcf) (a)	$(0.75)	$(0.49)	$(0.38)	$(0.31)
Cash settled basis swaps ($/Mcf)	—	(0.19)	(0.04)	(0.11)
Average differential, including cash settled basis swaps ($/Mcf)	$(0.75)	$(0.68)	$(0.42)	$(0.42)
Average adjusted price ($/Mcf)	$2.88	$1.34	$3.31	$1.79
Cash settled derivatives ($/Mcf)	(0.19)	0.82	(0.13)	0.84
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.69	$2.16	$3.18	$2.63
Natural gas sales, including cash settled derivatives	$1,438,682	$1,025,694	$3,400,873	$2,563,560

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	22,475	20,408	43,347	41,140
Sales volume (Mbbl)	3,745	3,401	7,224	6,856
NGLs price ($/Bbl)	$35.86	$37.95	$40.02	$39.78
Cash settled derivatives ($/Bbl)	(0.22)	(0.51)	(0.70)	(0.25)
Average NGLs price, including cash settled derivatives ($/Bbl)	$35.64	$37.44	$39.32	$39.53
NGLs sales, including cash settled derivatives	$133,488	$127,361	$284,023	$271,092
Ethane:
Sales volume (MMcfe) (b)	9,432	11,182	20,602	22,552
Sales volume (Mbbl)	1,573	1,864	3,434	3,759
Ethane price ($/Bbl)	$6.85	$5.71	$8.69	$6.15
Ethane sales	$10,775	$10,640	$29,829	$23,102
Oil:
Sales volume (MMcfe) (b)	1,879	1,847	4,250	4,521
Sales volume (Mbbl)	313	308	708	754
Oil price ($/Bbl)	$51.70	$61.96	$52.45	$60.06
Oil sales	$16,190	$19,078	$37,151	$45,259

Total liquids sales volume (MMcfe) (b)	33,786	33,437	68,199	68,213
Total liquids sales volume (Mbbl)	5,631	5,573	11,366	11,369
Total liquids sales	$160,453	$157,079	$351,003	$339,453

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,599,135	$1,182,773	$3,751,876	$2,903,013
Total sales volume (MMcfe)	568,227	507,512	1,138,978	1,041,562
Average realized price ($/Mcfe)	$2.81	$2.33	$3.29	$2.79
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures Reconciliation

The table below reconciles Production adjusted operating revenues, a non-GAAP supplemental financial measure, from total Production operating revenues, the most comparable financial measure calculated in accordance with GAAP. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of total Production operating revenues to EQT Corporation operating revenues as reported in the Statements of Condensed Consolidated Operations.

Production adjusted operating revenues (also referred to in this report as total natural gas and liquids sales, including cash settled derivatives) is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Production adjusted operating revenues is defined as total Production operating revenues, less the revenue impact of changes in the fair value of derivative instruments prior to settlement and Production other revenues. We believe that Production adjusted operating revenues provides useful information to investors regarding our financial condition and results of operations because it helps facilitate comparisons of operating performance and earnings trends across periods. Production adjusted operating revenues reflects only the impact of settled derivative contracts; thus, the measure excludes the often-volatile revenue impact of changes in the fair value of derivative instruments prior to settlement. The measure also excludes Production other revenues, which consists of costs of, and recoveries on, pipeline capacity releases and other revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Thousands, unless otherwise noted)
Total Production operating revenues	$2,420,542	$949,396	3,989,825	$2,358,197
(Deduct) add:
Production gain on derivatives	(719,964)	(61,333)	(41,045)	(167,844)
Net cash settlements (paid) received on derivatives (a)	(101,364)	298,181	(193,350)	749,185
Premiums paid for derivatives that settled during the period	—	(4,925)	—	(39,594)
Production other revenues	(79)	1,454	(3,554)	3,069
Production adjusted operating revenues, a non-GAAP financial measure	$1,599,135	$1,182,773	$3,751,876	$2,903,013

Total sales volume (MMcfe)	568,227	507,512	1,138,978	1,041,562
Average sales price ($/Mcfe)	$2.99	$1.75	$3.46	$2.11
Average realized price ($/Mcfe)	$2.81	$2.33	$3.29	$2.79

(a)Net cash settlements (paid) received on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended June 30, 2025, net cash settlements paid on derivatives was composed of net cash settlements paid on NYMEX natural gas hedge positions of approximately $102 million and net cash settlements received on basis and liquids hedge positions of approximately $1 million. For the three months ended June 30, 2024, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $392 million and net cash settlements paid on basis and liquids hedge positions of approximately $94 million.

For the six months ended June 30, 2025, net cash settlements paid on derivatives was composed of net cash settlements paid on NYMEX natural gas hedge positions of approximately $145 million and net cash settlements paid on basis and liquids hedge positions of approximately $48 million. For the six months ended June 30, 2024, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $856 million and net cash settlements paid on basis and liquids hedge positions of approximately $107 million.

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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
PRODUCTION
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	568,227	507,512	60,715	12.0
Average daily sales volume (MMcfe/d)	6,244	5,577	667	12.0
Average sales price ($/Mcfe)	$2.99	$1.75	$1.24	70.9

Operating revenues:
Sales of natural gas, NGLs and oil	$1,700,499	$889,517	$810,982	91.2
Gain on derivatives	719,964	61,333	658,631	1,073.9
Other	79	(1,454)	1,533	105.4
Total operating revenues	2,420,542	949,396	1,471,146	155.0
Operating expenses:
Transportation and processing:
Gathering	48,077	297,307	(249,230)	(83.8)
Transmission	257,724	178,354	79,370	44.5
Processing	83,315	67,406	15,909	23.6
Transportation and processing to affiliate (a)	317,023	71,185	245,838	345.4
Total transportation and processing	706,139	614,252	91,887	15.0
Lease operating expense (LOE)	51,792	47,629	4,163	8.7
Production taxes	39,726	40,922	(1,196)	(2.9)
Exploration	1,273	1,378	(105)	(7.6)
Selling, general and administrative (b)	46,708	67,207	(20,499)	(30.5)
Production depletion	539,804	455,778	84,026	18.4
Other depreciation and depletion	1,114	789	325	41.2
Loss (gain) on sale/exchange of long-lived assets	2,688	(320,050)	322,738	(100.8)
Impairment and expiration of leases	3,254	37,659	(34,405)	(91.4)
Other operating expenses	20,934	10,844	10,090	93.0
Total operating expenses	1,413,432	956,408	457,024	47.8
Operating income (loss)	$1,007,110	$(7,012)	$1,014,122	14,462.7

Per Unit ($/Mcfe):
Gathering	$0.08	$0.59	$(0.51)	(86.4)
Transmission	0.45	0.35	0.10	28.6
Processing	0.15	0.13	0.02	15.4
Transportation and processing to affiliate (a)	0.56	0.14	0.42	300.0
LOE	0.09	0.09	—	—
Production taxes	0.07	0.08	(0.01)	(12.5)
Selling, general and administrative (b)	0.08	0.13	(0.05)	(38.5)
Production depletion	0.95	0.90	0.05	5.6
(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.
(b)Selling, general and administrative expenses incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased by approximately $811 million for the three months ended June 30, 2025 compared to the same period in 2024 due to an increase of approximately $705 million attributable to higher average sales price and approximately $106 million attributable to increased sales volumes. Average sales price increased for the three months ended June 30, 2025 compared to the same period for 2024 due primarily to a higher NYMEX price, partly offset by unfavorable basis differential and lower NGLs price. Sales volume increased for the three months ended June 30, 2025 compared to the same period for 2024 primarily as a result of sales volume increases from wells turned-in-line since the second quarter of 2024 as well as from production curtailments in 2024 of 54 Bcfe, partly offset by sales volume decreases of 33 Bcfe, net, from assets divested, net of assets received as consideration, in the NEPA Non-Operated Asset Divestitures. The increase in sales volume had a favorable impact on per unit costs for the three months ended June 30, 2025 compared to the same period for 2024.

Gain on derivatives. For the three months ended June 30, 2025, we recognized a gain on derivatives of approximately $720 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $682 million due to decreases in NYMEX forward prices and increases in the fair market value of our basis and liquids swaps of approximately $38 million. For the three months ended June 30, 2024, we recognized a gain on derivatives of approximately $61 million related primarily to increases in the fair market value of our basis and liquids swaps of approximately $158 million, partly offset by decreases in the fair market value of our NYMEX swaps and options of approximately $97 million due to increases in NYMEX forward prices.

Transportation and processing

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition. In addition, gathering expense decreased due to our divestiture of assets in the NEPA Non-Operated Asset Divestitures.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to capacity charges on the MVP of approximately $86 million and additional contracted capacity on the Transco pipeline of approximately $8 million, partly offset by capacity released in connection with the NEPA Non-Operated Asset Divestitures of approximately $15 million.

Processing. Processing expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to increased production of gas requiring processing from wells turned-in-line during and subsequent to the second quarter of 2024.

Transportation and processing to affiliate. Affiliate transportation and processing expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition.

Production taxes. Production tax expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due to decreased property tax expense of approximately $13 million from lower property tax value based on prior year pricing, partly offset by increased severance tax expense of approximately $10 million from increased sales volume and higher sales prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute basis and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due primarily to lower professional service costs. In addition, we did not recast selling, general and administrative expense for periods prior to the Equitrans Midstream Merger closing date and, upon the Equitrans Midstream Merger closing date, we adjusted our basis for selling, general and administrative expense allocation for multi-segment reporting.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2025 compared to the same period in 2024 due to increased sales volume and higher annual depletion rate.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Loss (gain) on sale/exchange of long-lived assets. During the three months ended June 30, 2024, we recognized a gain on the First NEPA Non-Operated Asset Divestiture of approximately $320 million.

Impairment and expiration of leases. During the three months ended June 30, 2025 and 2024, we recognized impairment and expiration of leases of approximately $3 million and $38 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Production other operating expenses increased for the three months ended June 30, 2025 compared to the same period in 2024 due to increased legal and environmental reserves, including from settlements, partly offset by rig release expense recognized in 2024.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	1,138,978	1,041,562	97,416	9.4
Average daily sales volume (MMcfe/d)	6,293	5,723	570	10.0
Average sales price ($/Mcfe)	$3.46	$2.11	$1.35	64.0

Operating revenues:
Sales of natural gas, NGLs and oil	$3,945,226	$2,193,422	$1,751,804	79.9
Gain on derivatives	41,045	167,844	(126,799)	(75.5)
Other	3,554	(3,069)	6,623	215.8
Total operating revenues	3,989,825	2,358,197	1,631,628	69.2
Operating expenses:
Transportation and processing:
Gathering	92,914	606,292	(513,378)	(84.7)
Transmission	508,588	346,821	161,767	46.6
Processing	165,823	135,135	30,688	22.7
Transportation and processing to affiliate (a)	627,414	132,092	495,322	375.0
Total transportation and processing	1,394,739	1,220,340	174,399	14.3
LOE	93,592	90,757	2,835	3.1
Production taxes	86,364	88,443	(2,079)	(2.4)
Exploration	2,324	2,294	30	1.3
Selling, general and administrative (b)	95,378	140,260	(44,882)	(32.0)
Production depletion	1,082,139	938,858	143,281	15.3
Other depreciation and depletion	2,273	1,363	910	66.8
Loss (gain) on sale/exchange of long-lived assets	2,872	(319,960)	322,832	(100.9)
Impairment and expiration of leases	5,915	46,868	(40,953)	(87.4)
Other operating expenses	25,333	13,444	11,889	88.4
Total operating expenses	2,790,929	2,222,667	568,262	25.6
Operating income	$1,198,896	$135,530	$1,063,366	784.6

Per Unit ($/Mcfe):
Gathering	$0.08	$0.58	$(0.50)	(86.2)
Transmission	0.45	0.33	0.12	36.4
Processing	0.15	0.13	0.02	15.4
Transportation and processing to affiliate (a)	0.55	0.13	0.42	323.1
LOE	0.08	0.09	(0.01)	(11.1)
Production taxes	0.08	0.08	—	—
Selling, general and administrative (b)	0.08	0.13	(0.05)	(38.5)
Production depletion	0.95	0.90	0.05	5.6

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.
(b)Selling, general and administrative expenses incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased by approximately $1,752 million for the six months ended June 30, 2025 compared to the same period in 2024 due to an increase of approximately $1,546 million attributable to higher average sales price and approximately $206 million attributable to increased sales volumes. Average sales price increased for the six months ended June 30, 2025 compared to the same period for 2024 due primarily to a higher NYMEX price, partly offset by lower NGLs price and unfavorable basis differential. Sales volume increased for the six months ended June 30, 2025 compared to the same period for 2024 primarily as a result of sales volume increases from wells turned-in-line since the second quarter of 2024 as well as from production curtailments in 2024 of 82 Bcfe, partly offset by sales volume decreases of 74 Bcfe, net, from assets divested, net of assets received as consideration, in the NEPA Non-Operated Asset Divestitures. The increase in sales volume had a favorable impact on per unit costs for the six months ended June 30, 2025 compared to the same period for 2024.

Gain on derivatives. For the six months ended June 30, 2025, we recognized a gain on derivatives of approximately $41 million related primarily to increases in the fair market value of our basis and liquids swaps of approximately $142 million, partly offset by decreases in the fair market value of our NYMEX swaps and options of approximately $101 million due to increases in NYMEX forward prices. For the six months ended June 30, 2024, we recognized a gain on derivatives of approximately $168 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $237 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $69 million.

Transportation and processing

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition. In addition, gathering expense decreased due to our divestiture of assets in the NEPA Non-Operated Asset Divestitures.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to capacity charges on the MVP of approximately $174 million and additional contracted capacity on the Transco pipeline of approximately $22 million, partly offset by capacity released in connection with the NEPA Non-Operated Asset Divestitures of approximately $38 million.

Processing. Processing expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to increased production of gas requiring processing from wells turned-in-line during and subsequent to the second quarter of 2024.

Transportation and processing to affiliate. Affiliate transportation and processing expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition.

Production taxes. Production tax expense decreased on an absolute basis for the six months ended June 30, 2025 compared to the same period in 2024 due to decreased property tax expense of approximately $27 million from lower property tax value based on prior year pricing, partly offset by increased severance tax expense of approximately $22 million from increased sales volume and higher sales prices.

Selling, general and administrative. Selling, general and administrative expense decreased on an absolute basis and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to lower professional service costs. In addition, we did not recast selling, general and administrative expense for periods prior to the Equitrans Midstream Merger closing date and, upon the Equitrans Midstream Merger closing date, we adjusted our basis for selling, general and administrative expense allocation for multi-segment reporting.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2025 compared to the same period in 2024 due to increased sales volume and higher annual depletion rate.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss (gain) on sale/exchange of long-lived assets. During the six months ended June 30, 2024, we recognized a gain on the First NEPA Non-Operated Asset Divestiture of approximately $320 million.

Impairment and expiration of leases. During the six months ended June 30, 2025 and 2024, we recognized impairment and expiration of leases of approximately $6 million and $47 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

Other operating expenses. Production other operating expenses increased for the six months ended June 30, 2025 compared to the same period in 2024 due primarily to increased legal and environmental reserves, including from settlements, partly offset by rig release expense recognized in 2024.

GATHERING
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,096	—	5,096	100
Volumetric-based services (a)	4,731	1,555	3,176	204
Total gathered volume	9,827	1,555	8,272	532

Operating revenues:
Firm reservation fee revenue	$169,597	$—	$169,597	100
Volumetric-based fee revenue	150,672	74,300	76,372	103
Total operating revenues	320,269	74,300	245,969	331
Operating expenses:
Operating and maintenance	40,597	13,636	26,961	198
Selling, general and administrative (b)	12,921	—	12,921	100
Depreciation	54,032	6,872	47,160	686
Gain on sale/exchange of long-lived assets	—	(79)	79	(100)
Other operating expenses	7,314	—	7,314	100
Total operating expenses	114,864	20,429	94,435	462
Operating income	$205,405	$53,871	$151,534	281

(a)For agreements structured with minimum volume commitments (MVCs), firm capacity includes volumes up to the contractual MVC and volumetric-based services includes volumes in excess of the contractual MVC.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast as the necessary information is not available and the cost to develop such information would be excessive.

Gathering operating revenues, operating and maintenance expense and depreciation expense increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily from the gathering assets acquired in the Equitrans Midstream Merger. In addition, volumetric-based fee revenues from assets owned prior to the Equitrans Midstream Merger increased by approximately $14 million due to increased volumes gathered. Prior to the completion of the Equitrans Midstream Merger, we did not own gathering assets that provided firm gathering services.

During the three months ended June 30, 2025, we recognized Gathering other operating expenses related to environmental reserves.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (BBtu/d):
Firm capacity (a)	5,116	—	5,116	100
Volumetric-based services (a)	4,746	1,573	3,173	202
Total gathered volume	9,862	1,573	8,289	527

Operating revenues:
Firm reservation fee revenue	$336,288	$—	$336,288	100
Volumetric-based fee revenue	319,294	138,662	180,632	130
Total operating revenues	655,582	138,662	516,920	373
Operating expenses:
Operating and maintenance	76,906	25,306	51,600	204
Selling, general and administrative (b)	28,318	—	28,318	100
Depreciation	103,456	7,509	95,947	1,278
Gain on sale/exchange of long-lived assets	—	(22)	22	(100)
Other operating expenses	10,296	—	10,296	100
Total operating expenses	218,976	32,793	186,183	568
Operating income	$436,606	$105,869	$330,737	312

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

Gathering operating revenues, operating and maintenance expense and depreciation expense increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily from the gathering assets acquired in the Equitrans Midstream Merger. In addition, volumetric-based fee revenues from assets owned prior to the Equitrans Midstream Merger increased by approximately $36 million due to increased volumes gathered. Prior to the completion of the Equitrans Midstream Merger, we did not own gathering assets that provided firm gathering services.

During the six months ended June 30, 2025, we recognized Gathering other operating expenses related to environmental reserves.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
TRANSMISSION

Prior to the close of the Equitrans Midstream Merger on July 22, 2024, we did not have transmission or storage assets.

Three Months Ended June 30, 2025

(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,229
Interruptible capacity	50
Total transmission pipeline throughput	4,279

Average contracted firm transmission reservation commitments (BBtu/d)	4,474

Operating revenues:
Firm reservation fee revenue	$96,535
Volumetric-based fee revenue	38,048
Total operating revenues	134,583
Operating expenses:
Operating and maintenance	13,386
Selling, general and administrative	8,107
Depreciation	19,399
Amortization of intangible assets	3,333
Loss on sale/exchange of long-lived assets	302
Total operating expenses	44,527
Operating income	$90,056

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2025

(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,184
Interruptible capacity	49
Total transmission pipeline throughput	4,233

Average contracted firm transmission reservation commitments (BBtu/d)	4,909

Operating revenues:
Firm reservation fee revenue	$214,387
Volumetric-based fee revenue	66,467
Total operating revenues	280,854
Operating expenses:
Operating and maintenance	24,374
Selling, general and administrative	17,526
Depreciation	39,269
Amortization of intangible assets	6,666
Loss on sale/exchange of long-lived assets	349
Other operating expenses	(536)
Total operating expenses	87,648
Operating income	$193,206

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Other Income Statement Items

Other operating expenses. During the three months ended June 30, 2025, we recognized approximately $134 million of corporate other operating expense, net of expected insurance recoveries, for estimated loss contingencies related to the Securities Class Action. During the three and six months ended June 30, 2024, we recognized corporate other operating expense primarily consisting of transaction costs related to the Equitrans Midstream Merger and approximately $18 million of estimated loss contingencies associated with the Securities Class Action.

Income from investments. Income from investments increased for both the three and six months ended June 30, 2025 compared to the same periods in 2024 due primarily to equity earnings from our investment in the MVP Joint Venture and higher equity earnings from our investment in Laurel Mountain Midstream, LLC. During the three and six months ended June 30, 2025, we recognized equity earnings from our investment in the MVP Joint Venture of approximately $42 million and $66 million, respectively.

Other income. During the three months ended June 30, 2024, we received proceeds from insurance claim recoveries of approximately $19 million related to the assets acquired from THQ Appalachia I, LLC and THQ-XcL Holdings I, LLC on August 22, 2023.

Loss on debt extinguishment. During the three months ended June 30, 2025, we recognized a loss on debt extinguishment of approximately $6 million due to our redemption of EQM Midstream Partners, LP's (EQM) 5.500% senior notes as well as legal and other fees paid to non-lender parties in connection with the EQM Exchange Offers and the Tender Offers (each defined in Note 7 to the Condensed Consolidated Financial Statements). During the three months ended June 30, 2024, we recognized a loss on debt extinguishment of approximately $2 million related to our redemption of EQT's 6.125% senior notes.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2025, we recognized a loss on debt extinguishment of approximately $18 million related to net cash premiums paid in connection with the Tender Offers and our redemption of EQM's 5.500% senior notes of approximately $13 million as well as dealer-manager, legal and other fees paid to non-lender parties in connection with the EQM Exchange Offers and Tender Offers of approximately $11 million, partly offset by a net gain of approximately $8 million associated with the derecognition of fair value adjustments recorded with Equitrans Midstream Merger purchase price accounting related to our current period redemptions. During the six months ended June 30, 2024, we recognized a loss on debt extinguishment of approximately $5 million related to our partial prepayment of the term loans outstanding under EQT's unsecured term loan facility (the Term Loan Facility) as well as our redemption of EQT's 6.125% senior notes.

Interest expense, net. Net interest expense increased for both the three and six months ended June 30, 2025 compared to the same periods in 2024 due primarily to interest expense on senior notes to which we became obligated as a result of the Equitrans Midstream Merger (the majority of which senior notes were exchanged for EQT senior notes in the EQM Exchange Offers), higher capitalized interest from the assets acquired in the Equitrans Midstream Merger and interest expense on Eureka Midstream, LLC's (Eureka) borrowings under its revolving credit facility. Such increases were partly offset by decreased interest expense from our repayment and repurchase of certain of EQT's senior notes and prepayment of the Term Loan Facility.

Income tax expense (benefit). See Note 6 to the Condensed Consolidated Financial Statements.

Net income (loss) attributable to noncontrolling interests. During the three months ended June 30, 2025, we recognized approximately $66 million and $7 million of net income attributable to noncontrolling interests of the Midstream Joint Venture and Eureka Midstream Holdings, LLC (Eureka Midstream Holdings), respectively.

During the six months ended June 30, 2025, we recognized approximately $133 million and $13 million of net income attributable to noncontrolling interests of the Midstream Joint Venture and Eureka Midstream Holdings, respectively.

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

Planned Capital Expenditures and Sales Volume. In 2025, we expect to spend approximately $2,300 million to $2,450 million in total capital expenditures, including amounts attributable to the assets acquired in the Olympus Energy Acquisition. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2025 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs. In addition, our gathering and transmission businesses are capital intensive, requiring significant investment to develop new facilities and maintain and upgrade existing operations. In 2025, we expect our sales volume to be 2,300 Bcfe to 2,400 Bcfe, including amounts attributable to the assets acquired in the Olympus Energy Acquisition.

Material Cash Requirements. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 7 to the Condensed Consolidated Financial Statements for a summary of such contractual commitments, including maturity dates.

On July 1, 2025, we funded the cash consideration for the Olympus Energy Acquisition with cash on hand and borrowings under EQT's revolving credit facility. As set forth in the Olympus Energy Purchase Agreement, the purchase price for the Olympus Energy Acquisition consisted of 26,031,237 shares of EQT common stock and $500 million in cash, in each case subject to customary purchase price adjustments. See Note 11 to the Condensed Consolidated Financial Statements for discussion of the Olympus Energy Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
On July 16, 2025, EQM, one of our wholly owned subsidiaries, issued notices of full redemption to the holders of each of its outstanding series of notes, and, on July 31, 2025, using cash on hand and, to an extent necessary, borrowings under EQT's revolving credit facility, EQM will redeem such notes (which have an outstanding aggregate principal amount of approximately $92.7 million as of July 16, 2025) in full for the redemption prices set forth in the applicable governing indentures. After such redemptions, EQM will no longer have any outstanding notes.

In addition, see "Financing Activities" below for a discussion of the Midstream Joint Venture's requirement to make distributions of available cash flow to the Midstream Joint Venture's Class B Unitholder.

Operating Activities. Net cash provided by operating activities was approximately $2,983 million and $1,478 million for the six months ended June 30, 2025 and 2024, respectively. The increase was due primarily to higher cash operating revenues; favorable changes in working capital driven by changes in natural gas market prices, the timing of payments and the receipt of a tax refund; distributions received from our equity method investments in the MVP Joint Venture of approximately $125 million; and lower cash operating expenses. Such increases were partly offset by net cash settlements paid on derivatives in 2025 compared to net cash settlements received in 2024 as well as higher net interest expense.

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

Investing Activities. Net cash used in investing activities was approximately $1,198 million and $879 million for the six months ended June 30, 2025 and 2024, respectively. The increase was attributable primarily to proceeds received from the First NEPA Non-Operated Asset Divestiture, partly offset by lower cash paid for acquisitions, including a $90 million escrow deposit for the Olympus Energy Acquisition in 2025 compared to a higher cash outflow for the First NEPA Gathering System Acquisition in 2024.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our capital expenditures by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Millions)
Production:
Reserve development (a)	$383	$460	$731	$912
Land and lease	30	41	49	68
Other production infrastructure	11	19	28	41
Capitalized interest, capitalized overhead and other	25	31	50	64
Total Production	449	551	858	1,085
Gathering	86	18	158	32
Transmission	10	—	23	—
Other corporate items	9	7	12	8
Total capital expenditures	554	576	1,051	1,125
Deduct: Non-cash items (b)	(5)	(17)	(2)	(32)
Total cash capital expenditures	$549	$559	$1,049	$1,093

(a)Capital expenditures for reserve development included capital expenditures for water infrastructure of approximately $22 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $34 million and $30 million for the six months ended June 30, 2025 and 2024, respectively.
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

Financing Activities. Net cash used in financing activities was approximately $1,431 million and $649 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the primary uses of financing cash flows were repayment and retirement of debt, repayment of revolving credit facility borrowings, payment of dividends and distributions to the BXCI Affiliate as Class B Unitholders (see below). For the six months ended June 30, 2024, the primary uses of financing cash flows were prepayment of a portion of the Term Loan Facility, redemption of EQT's 6.125% senior notes and payment of dividends, and the primary sources of financing cash flows were proceeds from the issuance of EQT's 5.750% senior notes and proceeds from the net settlement of the Capped Call Transactions (defined in Note 7 to the Condensed Consolidated Financial Statements).

Pursuant to the JV Agreement (defined in Note 9 to the Condensed Consolidated Financial Statements), we, through our controlling ownership interest in the Midstream Joint Venture, expect to make distributions of available cash flow to the Midstream Joint Venture's Class B Unitholder, the BXCI Affiliate (defined in Note 9 to the Condensed Consolidated Financial Statements), at least quarterly. During the six months ended June 30, 2025, the Midstream Joint Venture paid approximately $152 million of cash distributions to the BXCI Affiliate as Class B Unitholder. As of June 30, 2025, the remaining requirement until the Base Return (as defined in the JV Agreement) is achieved was approximately $3.48 billion. See Note 9 to the Condensed Consolidated Financial Statements.

On July 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.1575 per share of EQT common stock, payable on September 2, 2025, to shareholders of record at the close of business on August 6, 2025.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of June 30, 2025.

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

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's revolving credit facility and Eureka's revolving credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of June 30, 2025, we were in compliance with all EQT, Eureka and EQM debt provisions and covenants under our debt agreements.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's revolving credit facility and Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of July 15, 2025. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q3 2025 (a)	Q4 2025	2026
Hedged Volume (MMDth)	321	332	166
Hedged Volume (MMDth/d)	3.5	3.6	0.5
Swaps – Short
Volume (MMDth)	281	95	—
Avg. Price ($/Dth)	$3.26	$3.28	$—
Calls – Short
Volume (MMDth)	40	189	166
Avg. Strike ($/Dth)	$4.12	$5.34	$4.97
Puts – Long
Volume (MMDth)	40	237	166
Avg. Strike ($/Dth)	$3.22	$3.35	$3.55
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$—	$(45)	$—

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

See Note 13 to the Condensed Consolidated Financial Statements herein and Note 15 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for discussions of our commitments and contingencies, including certain pending legal and regulatory proceedings and other contingent matters.

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

A hypothetical decrease of 10% in the NYMEX natural gas price on June 30, 2025 and December 31, 2024 would increase the fair value of our natural gas derivative commodity instruments by approximately $146 million and $283 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on June 30, 2025 and December 31, 2024 would decrease the fair value of our natural gas derivative commodity instruments by approximately $144 million and $340 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on June 30, 2025 and December 31, 2024 to our natural gas derivative commodity instruments as of June 30, 2025 and December 31, 2024 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under EQT's and Eureka's revolving credit facilities. In addition, changes in Eureka's Consolidated Leverage Ratio (as defined in the Eureka Credit Agreement, which is defined in Note 7 to the Condensed Consolidated Financial Statements) as a result on Eureka's liquidity needs, operating results or distributions to its members affect the interest rate Eureka pays on borrowings under its revolving credit facility. None of the interest we pay on EQT's or EQM's senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates for the borrowings under EQT's and Eureka's revolving credit facilities during the six months ended June 30, 2025 would have increased interest expense, excluding amounts attributable to noncontrolling interests, by approximately $2 million.

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

Approximately 41%, or $102 million, of our OTC derivative contracts outstanding at June 30, 2025 had a positive fair value. Approximately 20%, or $93 million, of our OTC derivative contracts outstanding at December 31, 2024 had a positive fair value.

As of June 30, 2025, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended June 30, 2025, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

As of June 30, 2025, no one lender of the large group of financial institutions in the syndicate for EQT's revolving credit facility held more than 10% of the financial commitments thereunder. In addition, as of June 30, 2025, no one lender of the large group of financial institutions in the syndicate for Eureka's revolving credit facility held more than 11% of the financial commitments thereunder. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

As noted under Item 9A, "Controls and Procedures," contained in EQT's Annual Report on Form 10-K for the year ended December 31, 2024, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include internal controls of the entities acquired in the Equitrans Midstream Merger on July 22, 2024. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Equitrans Midstream Corporation's and the Company's internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2024 and in the "Legal Proceedings" section of our Quarterly Report on Form 10-Q for the period ended March 31, 2025.

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

On October 23, 2023, Equitrans, L.P. received permission from the FERC to plug and abandon the AH Hupp 3660 storage well (Hupp Well) in the Pratt Storage Field that was the subject of the PADEP's investigation of the Pratt Incident. On October 22, 2024, Equitrans, L.P. received from the FERC an extension until January 31, 2025 to complete plugging and abandonment of the Hupp Well. On March 4, 2025, Equitrans, L.P. was granted an additional extension of time, until July 31, 2025, to complete the plugging and abandonment of the Hupp Well, and, on July 21, 2025, the FERC further extended the time period for completing such plugging and abandonment of the Hupp Well until January 31, 2026.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2025.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of our outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements and other considerations. As of June 30, 2025, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended June 30, 2025, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01+	Agreement and Plan of Merger, dated March 10, 2024, among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on March 11, 2024.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through April 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on April 17, 2025.
4.01(a)	Eighteenth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 7.500% Senior Notes due 2027 were issued.	Incorporated herein by reference to Exhibit 4.3 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(b)	Nineteenth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.500% Senior Notes due 2027 were issued.	Incorporated herein by reference to Exhibit 4.5 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(c)	Twentieth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 5.500% Senior Notes due 2028 were issued.	Incorporated herein by reference to Exhibit 4.7 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(d)	Twenty-First Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 4.50% Senior Notes due 2029 were issued.	Incorporated herein by reference to Exhibit 4.9 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(e)	Twenty-Second Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.375% Senior Notes due 2029 were issued.	Incorporated herein by reference to Exhibit 4.11 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(f)	Twenty-Third Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 7.500% Senior Notes due 2030 were issued.	Incorporated herein by reference to Exhibit 4.13 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(g)	Twenty-Fourth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 4.75% Senior Notes due 2031 were issued.	Incorporated herein by reference to Exhibit 4.15 to Form 8-K (#001-3551) filed on April 3, 2025.
4.01(h)	Twenty-Fifth Supplemental Indenture, dated as of April 2, 2025, between EQT Corporation and The Bank of New York Mellon, as trustee, pursuant to which EQT Corporation's 6.500% Senior Notes due 2048 were issued.	Incorporated herein by reference to Exhibit 4.17 to Form 8-K (#001-3551) filed on April 3, 2025.

Exhibit No.	Description	Method of Filing
4.02	Registration Rights Agreement, dated April 2, 2025, by and among EQT Corporation, TD Securities (USA) LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc. and Truist Securities, Inc.	Incorporated herein by reference to Exhibit 4.19 to Form 8-K (#001-3551) filed on April 3, 2025.
4.03	Registration Rights Agreement, dated July 1, 2025, by and among EQT Corporation and certain security holders thereof party thereto, including Olympus Energy Holdings LLC, HNP Holdco LP and HNP Holdco II LLC.	Incorporated herein by reference to Exhibit 4.3 to Form S-3ASR Registration Statement (333-288464) filed on July 2, 2025.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

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
 Date:  July 23, 2025