Form 10-Q
period 2025-09-30
EQT Corp
filed 2025-10-22
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of October 15, 2025: 624,067

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,677,617	$1,099,752	$5,622,843	$3,293,174
Gain on derivatives	135,784	66,816	176,829	234,660
Pipeline and other	145,170	117,234	456,468	120,748
Total operating revenues	1,958,571	1,283,802	6,256,140	3,648,582
Operating expenses:
Transportation and processing	377,133	440,845	1,144,458	1,529,093
Production	98,302	93,842	278,258	273,042
Operating and maintenance	60,302	40,518	161,582	65,824
Exploration	331	282	2,655	2,576
Selling, general and administrative	98,720	88,470	271,770	228,730
Depreciation, depletion and amortization	688,382	589,299	1,932,628	1,542,031
(Gain) loss on sale/exchange of long-lived assets	(5,623)	10,117	(2,402)	(309,865)
Impairment and expiration of leases	3,476	12,095	9,391	58,963
Other operating expenses	34,338	290,174	224,302	354,337
Total operating expenses	1,355,361	1,565,642	4,022,642	3,744,731
Operating income (loss)	603,210	(281,840)	2,233,498	(96,149)
Income from investments	(44,638)	(34,242)	(138,274)	(36,674)
Other income	(472)	(3,960)	(3,711)	(23,596)
Loss on debt extinguishment	1,909	365	19,478	5,651
Interest expense, net	109,929	158,299	333,166	268,390
Income (loss) before income taxes	536,482	(402,302)	2,022,839	(309,920)
Income tax expense (benefit)	129,266	(104,870)	443,549	(124,790)
Net income (loss)	407,216	(297,432)	1,579,290	(185,130)
Less: Net income attributable to noncontrolling interests	71,354	3,391	217,142	2,688
Net income (loss) attributable to EQT Corporation	$335,862	$(300,823)	$1,362,148	$(187,818)

Income (loss) per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	624,532	559,603	607,245	480,354
Net income (loss) attributable to EQT Corporation	$0.54	$(0.54)	$2.24	$(0.39)
Diluted (Note 10):
Weighted average common stock outstanding	628,324	559,603	611,427	480,354
Net income (loss) attributable to EQT Corporation	$0.53	$(0.54)	$2.23	$(0.39)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands)
Net income (loss)	$407,216	$(297,432)	$1,579,290	$(185,130)
Other comprehensive income (loss), net of tax:
Other postretirement benefits liability adjustment, net of tax: $54, $13, $136 and $39	60	28	151	114
Comprehensive income (loss)	407,276	(297,404)	1,579,441	(185,016)
Less: Comprehensive income attributable to noncontrolling interests	71,354	3,391	217,142	2,688
Comprehensive income (loss) attributable to EQT Corporation	$335,922	$(300,795)	$1,362,299	$(187,704)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$235,736	$202,093
Accounts receivable (less allowance for credit losses: $1,127 and $12,529)	803,909	1,132,608
Derivative instruments, at fair value	123,559	143,581
Income tax receivable	—	97,378
Prepaid expenses and other	103,788	139,019
Total current assets	1,266,992	1,714,679

Property, plant and equipment	47,904,599	44,505,504
Less: Accumulated depreciation and depletion	14,294,604	12,757,686
Net property, plant and equipment	33,609,995	31,747,818

Investments in unconsolidated entities	3,600,537	3,617,397
Net intangible assets	204,179	215,257
Goodwill	2,062,462	2,079,481
Other assets	451,125	455,623
Total assets	$41,195,290	$39,830,255

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$506,690	$320,800
Accounts payable	1,119,957	1,177,656
Derivative instruments, at fair value	189,635	446,519
Accrued interest	135,331	167,157
Other current liabilities	239,833	349,417
Total current liabilities	2,191,446	2,461,549

Revolving credit facility borrowings	278,000	150,000
Senior notes	7,433,132	8,853,377
Deferred income taxes	3,265,089	2,851,103
Asset retirement obligations and other liabilities	1,237,320	1,236,090
Total liabilities	14,404,987	15,552,119

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 624,064 and 596,870	19,490,656	18,014,711
Retained earnings	3,663,136	2,585,238
Accumulated other comprehensive loss	(2,170)	(2,321)
Total common shareholders' equity	23,151,622	20,597,628
Noncontrolling interest in consolidated subsidiaries	3,638,681	3,680,508
Total equity	26,790,303	24,278,136
Total liabilities and equity	$41,195,290	$39,830,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

	(Thousands)
Cash flows from operating activities:
Net income (loss)	$1,579,290	$(185,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	446,674	(123,725)
Depreciation, depletion and amortization	1,932,628	1,542,031
Gain on sale/exchange of long-lived assets	(2,402)	(309,865)
Impairments	9,391	58,963
Income from investments	(138,274)	(36,674)
Loss on debt extinguishment	19,478	5,651
Share-based compensation expense	43,824	141,578
Distributions from equity method investments	202,560	11,187
Other	7,836	13,160
Gain on derivatives	(176,829)	(234,660)
Net cash settlements (paid) received on derivatives	(118,390)	1,037,321
Net premiums paid on derivatives	—	(41,970)
Changes in other assets and liabilities:
Accounts receivable	296,345	331,452
Accounts payable	(4,487)	(122,252)
Income tax receivable and payable	97,378	815
Other current assets	42,697	(10,965)
Other items, net	(237,154)	(6,220)
Net cash provided by operating activities	4,000,565	2,070,697
Cash flows from investing activities:
Capital expenditures	(1,675,691)	(1,662,112)
Cash paid for acquisitions, net of cash acquired	(484,807)	(864,242)
Net cash (paid) received for sale/exchange of assets	(8,603)	451,906
Capital contributions to equity method investments	(44,406)	(87,804)
Other investing activities	(10,388)	(80)
Net cash used in investing activities	(2,223,895)	(2,162,332)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	3,018,000	3,578,000
Repayment of revolving credit facility borrowings	(3,210,800)	(2,316,000)
Proceeds from issuance of debt	—	750,000
Proceeds from net settlement of Capped Call Transactions (Note 7)	—	93,290
Debt issuance costs	(9,623)	(18,854)
Repayment and retirement of debt	(905,698)	(1,655,706)
Net premiums paid on debt extinguishment	(29,507)	(1,543)
Dividends paid	(286,662)	(232,603)
Distributions to noncontrolling interest	(259,217)	(1,640)
Cash paid for taxes to net settle share-based incentive awards	(53,830)	(92,492)
Other financing activities	(5,690)	(2,814)
Net cash (used in) provided by financing activities	(1,743,027)	99,638
Net change in cash and cash equivalents	33,643	8,003
Cash and cash equivalents at beginning of period	202,093	80,977
Cash and cash equivalents at end of period	$235,736	$88,980

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at July 1, 2024	441,597	$12,464,492	$2,655,940	$(2,598)	$6,914	$15,124,748
Comprehensive loss, net of tax:
Net (loss) income			(300,823)		3,391	(297,432)
Other postretirement benefits liability adjustment, net of tax: $13				28		28
Dividends ($0.1575 per share)			(94,031)			(94,031)
Share-based compensation plans	2,243	63,143				63,143
Equitrans Midstream Merger (Note 11)	152,428	5,548,608			144,894	5,693,502
Distributions to noncontrolling interest					(1,640)	(1,640)
Balance at September 30, 2024	596,268	$18,076,243	$2,261,086	$(2,570)	$153,559	$20,488,318

Balance at July 1, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850
Comprehensive income, net of tax:
Net income			335,862		71,354	407,216
Other postretirement benefits liability adjustment, net of tax: $54				60		60
Dividends ($0.1575 per share)			(98,458)			(98,458)
Share-based compensation plans	23	19,533				19,533
Olympus Energy Acquisition (Note 11)	25,229	1,471,365				1,471,365
Distributions to noncontrolling interest					(107,263)	(107,263)
Balance at September 30, 2025	624,064	$19,490,656	$3,663,136	$(2,170)	$3,638,681	$26,790,303

For all periods presented, there were 3 million preferred shares authorized and no preferred shares issued or outstanding.

(a)Amounts included in accumulated other comprehensive loss are related to other postretirement benefits liability adjustments, net of tax, which are attributable to net actuarial losses and net prior service costs.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss (a)	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2024	419,896	$12,093,986	$2,681,898	$(2,684)	$7,617	$14,780,817
Comprehensive loss, net of tax:
Net (loss) income			(187,818)		2,688	(185,130)
Other postretirement benefits liability adjustment, net of tax: $39				114		114
Dividends ($0.4725 per share)			(232,994)			(232,994)
Share-based compensation plans	3,952	54,751				54,751
Convertible Notes settlements (Note 7)	19,992	285,608				285,608
Net settlement of Capped Call Transactions (Note 7)		93,290				93,290
Equitrans Midstream Merger (Note 11)	152,428	5,548,608			144,894	5,693,502
Distributions to noncontrolling interest					(1,640)	(1,640)
Balance at September 30, 2024	596,268	$18,076,243	$2,261,086	$(2,570)	$153,559	$20,488,318

Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			1,362,148		217,142	1,579,290
Other postretirement benefits liability adjustment, net of tax: $136				151		151
Dividends ($0.4725 per share)			(284,250)			(284,250)
Share-based compensation plans	1,965	4,205				4,205
Olympus Energy Acquisition (Note 11)	25,229	1,471,365				1,471,365
Equitrans Midstream Merger (Note 11)					248	248
Change in ownership of consolidated subsidiary		375				375
Distributions to noncontrolling interest					(259,217)	(259,217)
Balance at September 30, 2025	624,064	$19,490,656	$3,663,136	$(2,170)	$3,638,681	$26,790,303

For all periods presented, there were 3 million preferred shares authorized and no preferred shares issued or outstanding.

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

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the Company's financial position as of September 30, 2025 and December 31, 2024, results of operations and changes in equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Certain previously reported amounts have been reclassified to conform to the current period's presentation.

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

	Nine Months Ended September 30,
	2025	2024

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$355,666	$196,632
Income taxes, net	(79,001)	4,850

Non-cash activity during the period for:
Issuance of EQT common stock as consideration for acquisition (Note 11)	$1,471,365	$5,548,608
Increase in asset retirement costs and obligations	22,267	7,947
Increase in right-of-use assets and lease liabilities, net	20,322	11,501
Investments in unconsolidated entities	17,981	17,598
Capitalization of non-cash equity share-based compensation	14,211	5,273
Issuance of EQT common stock for Convertible Notes settlement (Note 7)	—	285,608
First NEPA Non-Operated Asset Divestiture (Note 12)	—	155,241

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

2.    Financial Information by Business Segment

The Company has three reportable segments consisting of Production, Gathering and Transmission.

The Company's Production segment comprises the Company's natural gas, natural gas liquids (NGLs) and oil extraction, development and production business and supporting operations. The Company's Gathering segment owns and operates the Company's gathering system, which has extensive overlap with the Company's Production segment operations, and processing facility. The Company's Transmission segment operates the Company's Federal Energy Regulatory Commission (FERC) regulated interstate transmission and storage system, which has multiple interconnect points to other interstate pipelines and local distribution companies. In addition, the Company's investment in the MVP Joint Venture (defined in Note 8) is reported in its Transmission segment.

The accounting policies of the Company's reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Items that are managed on a consolidated basis, including cash and cash equivalents, debt, income taxes and amounts related to the Company's headquarters function, and items related to the Company's energy transition initiatives have not been allocated to the Company's reportable segments and have been presented as "Other."

The Company's chief operating decision maker (CODM), Toby Rice, President and Chief Executive Officer, evaluates performance of, and allocates resources to, the Company's reportable segments using a profitability metric of operating income. The CODM compares each segment's operating income and return on assets when evaluating performance of the Company's reportable segments and considers actual-to-forecast variances in operating income when allocating capital and personnel to the Company's reportable segments. For the Company's Transmission segment, the CODM also reviews equity earnings recognized from, and the carrying value of, the Company's investment in the MVP Joint Venture.

Substantially all of the Company's operating revenues and assets are generated and located in the United States.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Total segment operating income. The following tables present information about segment revenue, segment profit or loss and significant segment expenses and include a reconciliation of total segment amounts to the Company's consolidated totals.

	Three Months Ended September 30, 2025
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,677,617	$—	$—	$1,677,617	$—	$1,677,617
Gain on derivatives	135,784	—	—	135,784	—	135,784
Pipeline and other	2,365	321,152	136,713	460,230	(315,060)	145,170
Total operating revenues	1,815,766	321,152	136,713	2,273,631	(315,060)	1,958,571
Operating expenses (a):
Transportation and processing	691,517	—	—	691,517	(314,384)	377,133
Production	98,302	—	—	98,302	—	98,302
Operating and maintenance	—	44,519	15,783	60,302	—	60,302
Exploration	331	—	—	331	—	331
Selling, general and administrative	58,579	15,750	8,728	83,057	15,663	98,720
Depreciation, depletion and amortization	601,553	53,642	26,815	682,010	6,372	688,382
Gain on sale/exchange of long-lived assets	(5,589)	(12)	—	(5,601)	(22)	(5,623)
Impairment and expiration of leases	3,476	—	—	3,476	—	3,476
Other operating expenses (b)	(2,740)	4,624	—	1,884	32,454	34,338
Total operating expenses	1,445,429	118,523	51,326	1,615,278	(259,917)	1,355,361
Operating income (loss)	$370,337	$202,629	$85,387	$658,353	$(55,143)	$603,210

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Corporate other operating expenses consisted primarily of transaction costs related to the Olympus Energy Acquisition (defined in Note 11) and costs related to the Company's energy transition initiatives. See Note 11 for information on the Olympus Energy Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2024
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,099,752	$—	$—	$1,099,752	$—	$1,099,752
Gain (loss) on derivatives	72,489	(5,673)	—	66,816	—	66,816
Pipeline and other	5,826	276,829	87,384	370,039	(252,805)	117,234
Total operating revenues	1,178,067	271,156	87,384	1,536,607	(252,805)	1,283,802
Operating expenses (a):
Transportation and processing	693,670	—	—	693,670	(252,825)	440,845
Production	93,842	—	—	93,842	—	93,842
Operating and maintenance	—	30,712	9,806	40,518	—	40,518
Exploration	282	—	—	282	—	282
Selling, general and administrative (b)	62,952	11,366	5,492	79,810	8,660	88,470
Depreciation, depletion and amortization	530,745	37,773	17,109	585,627	3,672	589,299
Loss on sale/exchange of long-lived assets	9,708	—	409	10,117	—	10,117
Impairment and expiration of leases	12,095	—	—	12,095	—	12,095
Other operating expenses (c)	10,206	—	—	10,206	279,968	290,174
Total operating expenses	1,413,500	79,851	32,816	1,526,167	39,475	1,565,642
Operating (loss) income	$(235,433)	$191,305	$54,568	$10,440	$(292,280)	$(281,840)

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger (defined in Note 11) closing date was not recast for the Company's change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.
(c)Corporate other operating expenses consisted primarily of transaction costs related to the Equitrans Midstream Merger. See Note 11.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$5,622,843	$—	$—	$5,622,843	$—	$5,622,843
Gain on derivatives	176,829	—	—	176,829	—	176,829
Pipeline and other	5,919	976,734	417,567	1,400,220	(943,752)	456,468
Total operating revenues	5,805,591	976,734	417,567	7,199,892	(943,752)	6,256,140
Operating expenses (a):
Transportation and processing	2,086,256	—	—	2,086,256	(941,798)	1,144,458
Production	278,258	—	—	278,258	—	278,258
Operating and maintenance	—	121,425	40,157	161,582	—	161,582
Exploration	2,655	—	—	2,655	—	2,655
Selling, general and administrative	153,957	44,068	26,254	224,279	47,491	271,770
Depreciation, depletion and amortization	1,685,965	157,098	72,750	1,915,813	16,815	1,932,628
(Gain) loss on sale/exchange of long-lived assets	(2,717)	(12)	349	(2,380)	(22)	(2,402)
Impairment and expiration of leases	9,391	—	—	9,391	—	9,391
Other operating expenses (b)	22,593	14,920	(536)	36,977	187,325	224,302
Total operating expenses	4,236,358	337,499	138,974	4,712,831	(690,189)	4,022,642
Operating income (loss)	$1,569,233	$639,235	$278,593	$2,487,061	$(253,563)	$2,233,498

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Corporate other operating expenses consisted primarily of legal reserves related to the Securities Class Action (defined in Note 13), transaction costs related to the Olympus Energy Acquisition and costs related to the Company's energy transition initiatives. See Notes 13 and 11 for information on the Securities Class Action and Olympus Energy Acquisition, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
	Production	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,293,174	$—	$—	$3,293,174	$—	$3,293,174
Gain (loss) on derivatives	240,333	(5,673)	—	234,660	—	234,660
Pipeline and other	2,757	415,491	87,384	505,632	(384,884)	120,748
Total operating revenues	3,536,264	409,818	87,384	4,033,466	(384,884)	3,648,582
Operating expenses (a):
Transportation and processing	1,914,010	—	—	1,914,010	(384,917)	1,529,093
Production	273,042	—	—	273,042	—	273,042
Operating and maintenance	—	56,018	9,806	65,824	—	65,824
Exploration	2,576	—	—	2,576	—	2,576
Selling, general and administrative (b)	203,212	11,366	5,492	220,070	8,660	228,730
Depreciation, depletion and amortization	1,470,966	45,282	17,109	1,533,357	8,674	1,542,031
(Gain) loss on sale/exchange of long-lived assets	(310,252)	(22)	409	(309,865)	—	(309,865)
Impairment and expiration of leases	58,963	—	—	58,963	—	58,963
Other operating expenses (c)	23,650	—	—	23,650	330,687	354,337
Total operating expenses	3,636,167	112,644	32,816	3,781,627	(36,896)	3,744,731
Operating (loss) income	$(99,903)	$297,174	$54,568	$251,839	$(347,988)	$(96,149)

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for the Company's change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.
(c)Corporate other operating expenses consisted primarily of transaction costs related to the Equitrans Midstream Merger. See Note 11.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of total segment operating income to consolidated income (loss) before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands)
Total segment operating income	$658,353	$10,440	$2,487,061	$251,839
Less:
Intersegment eliminations	686	—	2,075	—
Unallocated revenue	(10)	(20)	(121)	(33)
Unallocated amounts:
Corporate selling, general and administrative	15,663	8,660	47,491	8,660
Corporate depreciation and amortization	6,372	3,672	16,815	8,674
Gain on sale/exchange of long-lived assets	(22)	—	(22)	—
Corporate other operating expenses (a)	32,454	279,968	187,325	330,687
Income from investments (b)	(44,638)	(34,242)	(138,274)	(36,674)
Other income	(472)	(3,960)	(3,711)	(23,596)
Loss on debt extinguishment	1,909	365	19,478	5,651
Interest expense, net	109,929	158,299	333,166	268,390
Income (loss) before income taxes	$536,482	$(402,302)	$2,022,839	$(309,920)

(a)For the three months ended September 30, 2025, corporate other operating expenses consisted primarily of transaction costs related to the Olympus Energy Acquisition and costs related to the Company's energy transition initiatives. For the nine months ended September 30, 2025, corporate other operating expenses consisted primarily of legal reserves related to the Securities Class Action, transaction costs related to the Olympus Energy Acquisition and costs related to the Company's energy transition initiatives. For both the three and nine months ended September 30, 2024, corporate other operating expenses consisted primarily of transaction costs related to the Equitrans Midstream Merger.
(b)Income from investments includes equity earnings from the Company's investment in the MVP Joint Venture of $42.9 million and $35.6 million for the three months ended September 30, 2025 and 2024, respectively, and $108.9 million and $35.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Total segment assets. The following table presents information about segment assets. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets.

	Production	Gathering	Transmission	Total Segment

September 30, 2025	(Thousands)
Investment in the MVP Joint Venture	$—	$—	$3,481,773	$3,481,773
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	23,641,401	8,601,123	2,896,820	35,139,344
Total assets	$23,641,401	$8,601,123	$7,610,376	$39,852,900

September 30, 2024
Investment in the MVP Joint Venture	$—	$—	$3,358,346	$3,358,346
Goodwill	—	—	1,289,759	1,289,759
Other segment assets	22,890,299	8,187,601	2,962,486	34,040,386
Total assets	$22,890,299	$8,187,601	$7,610,591	$38,688,491

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Reconciliation of total segment assets to consolidated total assets.

	September 30,
	2025	2024

	(Thousands)
Total segment assets	$39,852,900	$38,688,491
Intersegment eliminations	(246,454)	(281,577)
Unallocated amounts:
Cash and cash equivalents	235,736	88,980
Income tax receivable	—	92,791
Other property, plant and equipment, at cost less accumulated depreciation	109,136	99,183
Goodwill (a)	830,679	888,477
Other	413,293	369,244
Total assets	$41,195,290	$39,945,589

(a)Represents goodwill attributable to additional deferred tax liabilities that arose from the differences between the fair value and tax bases of the Equitrans Midstream Merger purchase price allocation that carried over from Equitrans Midstream (defined in Note 11) to the Company. See Note 11.

Total segment capital expenditures. The following table presents information about segment capital expenditures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands)
Production	$490,874	$454,772	$1,349,069	$1,539,904
Gathering	104,998	79,597	263,185	111,644
Transmission	13,000	10,118	35,918	10,118
Total segment capital expenditures	608,872	544,487	1,648,172	1,661,666
Other corporate items	9,021	13,402	20,724	21,345
Total capital expenditures	$617,893	$557,889	$1,668,896	$1,683,011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands)
Revenues from contracts with customers:
Production sales
Natural gas	$1,514,172	$938,911	$5,103,327	$2,791,190
NGLs	139,326	139,697	458,246	435,581
Oil	24,119	21,144	61,270	66,403
Sales of natural gas, NGLs and oil	1,677,617	1,099,752	5,622,843	3,293,174
Gathering pipeline revenue
Firm reservation fee (a)	144,259	136,752	480,547	136,752
Volumetric-based fee	176,893	140,077	496,187	278,739
Total Gathering pipeline revenue	321,152	276,829	976,734	415,491
Transmission pipeline revenues
Firm reservation fee	101,914	73,034	316,301	73,034
Volumetric-based fee	34,799	14,350	101,266	14,350
Total Transmission pipeline revenue	136,713	87,384	417,567	87,384
Intersegment eliminations and other	(315,060)	(252,805)	(943,752)	(384,884)
Total revenues from contracts with customers (b)	1,820,422	1,211,160	6,073,392	3,411,165
Other sources of revenue:
Gain on derivatives	135,784	66,816	176,829	234,660
Other	2,365	5,826	5,919	2,757
Total other sources of revenue	138,149	72,642	182,748	237,417
Total operating revenues	$1,958,571	$1,283,802	$6,256,140	$3,648,582

(a)Firm reservation fee revenue included unbilled revenues supported by MVCs of approximately $4.1 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and $15.3 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)For contracts with customers where the Company's performance obligations had been satisfied and an unconditional right to consideration existed as of the balance sheet date, the Company recorded in accounts receivable amounts due from contracts with customers of $644.8 million and $939.9 million as of September 30, 2025 and December 31, 2024, respectively.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of September 30, 2025. The table excludes contracts that qualified for the exception to the relative standalone selling price method as of September 30, 2025.

	2025 (a)	2026	2027	2028	2029	Thereafter	Total

	(Thousands)
Production natural gas sales	$—	$1,341	$1,978	$—	$—	$—	$3,319
Gathering firm reservation fee revenue:
Third-party contracts	25,316	96,774	85,998	85,998	85,998	373,259	753,343
Affiliate contracts	27,068	101,791	101,450	97,701	97,701	1,507,675	1,933,386
Total Gathering firm reservation fee revenue	52,384	198,565	187,448	183,699	183,699	1,880,934	2,686,729
Gathering revenues supported by MVCs:
Third-party contracts	22,647	96,712	89,538	80,871	67,647	190,021	547,436
Affiliate contracts	97,062	397,966	410,622	411,741	410,621	2,042,451	3,770,463
Total Gathering revenues supported by MVCs	119,709	494,678	500,160	492,612	478,268	2,232,472	4,317,899
Transmission firm reservation fee revenue:
Third-party contracts	50,616	178,888	173,890	170,635	168,020	819,984	1,562,033
Affiliate contracts	73,556	262,575	261,047	260,715	260,383	1,964,638	3,082,914
Total Transmission firm reservation fee revenue	124,172	441,463	434,937	431,350	428,403	2,784,622	4,644,947
Total	$296,265	$1,136,047	$1,124,523	$1,107,661	$1,090,370	$6,898,028	$11,652,894

(a)October 1 through December 31.

As of September 30, 2025, based on total projected contractual revenues, the Company's firm gathering contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 13 years for affiliate contracts.

As of September 30, 2025, based on total projected contractual revenues, the Company's firm transmission and storage contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 13 years for affiliate contracts.

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

The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. These agreements may result in payments to, or receipt of payments from, counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its NYMEX and basis exposure. The Company may also use other contractual agreements when executing its commodity hedging strategy. The Company typically enters into over-the-counter (OTC) derivative commodity instruments with financial institutions, and the creditworthiness of all counterparties is regularly monitored.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 1,068 billion cubic feet (Bcf) of natural gas and 5,114 thousand barrels (Mbbl) of NGLs as of September 30, 2025 and 2,189 Bcf of natural gas and 2,562 Mbbl of NGLs as of December 31, 2024. The open positions at both September 30, 2025 and December 31, 2024 had maturities extending through December 2030.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of September 30, 2025, EQT's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB–" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $43.2 million and $61.9 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both September 30, 2025 and December 31, 2024, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of September 30, 2025 and December 31, 2024, there was $53.0 million and $87.0 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments
	(Thousands)
September 30, 2025
Asset derivative instruments, at fair value	$123,559	$(83,916)	$—	$39,643
Liability derivative instruments, at fair value	189,635	(83,916)	(52,965)	52,754

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$(117,350)	$—	$26,231
Liability derivative instruments, at fair value	446,519	(117,350)	(86,975)	242,194

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
September 30, 2025
Asset derivative instruments, at fair value	$123,559	$23,503	$100,056	$—
Liability derivative instruments, at fair value	189,635	52,973	136,662	—

December 31, 2024
Asset derivative instruments, at fair value	$143,581	$50,300	$93,281	$—
Liability derivative instruments, at fair value	446,519	81,074	365,445	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of September 30, 2025 and December 31, 2024, the Company's senior notes had a fair value of approximately $8.2 billion and $8.8 billion, respectively, and a carrying value of approximately $7.9 billion and $8.9 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Company's investment in the Investment Fund (defined in Note 8). See Note 11 for a discussion of the fair value measurement of the property, plant and equipment acquired in the Olympus Energy Acquisition. See Note 11 herein and Note 6 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the fair value measurement of the assets acquired and liabilities assumed in the Equitrans Midstream Merger. See Note 7 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the fair value measurement of the assets received as consideration for the First NEPA Non-Operated Asset Divestiture (defined in Note 12). See Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of (i) the fair value measurement and impairment of the Company's property, plant and equipment, (ii) impairment of the Company's contract asset, investments in unconsolidated entities, net intangible assets and goodwill and (iii) fair value measurement of the Company's asset retirement obligations.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
6.    Income Taxes

For the nine months ended September 30, 2025 and 2024, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the nine months ended September 30, 2025.

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

For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense (benefit) at an effective tax rate of 21.9% and 40.3%, respectively. The Company's effective tax rate for the nine months ended September 30, 2025 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes, partly offset by the Midstream Joint Venture's and Eureka Midstream Holdings' income attributable to the noncontrolling interests and excess tax benefits from share-based payments. The Company's effective tax rate for the nine months ended September 30, 2024 was higher compared to the U.S. federal statutory rate primarily as a result of recognition of tax benefits related to higher losses on the Company's state tax-paying entities and the utilization of some of its capital loss carryforwards with the capital gain generated from the First NEPA Non-Operated Asset Divestiture, which resulted in the release of the associated valuation allowance.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. Significant provisions affecting the Company include (i) the reinstatement of 100% bonus depreciation for qualifying property, (ii) the allowance for immediate and full expensing of domestic research and experimentation expenditures and (iii) the use of earnings before interest, taxes, depreciation and amortization, or EBITDA, rather than earnings before interest and taxes, or EBIT, in determining adjusted taxable income for purposes of any interest deduction limitation. The enactment of the One Big Beautiful Bill Act did not have any impact on the Company's effective tax rate for the nine months ended September 30, 2025. In addition, the Company expects to be in a net tax loss position for the year ended December 31, 2025.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7.    Debt

The table below summarizes the Company's outstanding debt.

	September 30, 2025		December 31, 2024
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2030	$—	$—	$150,000	$150,000
Eureka's revolving credit facility maturing November 13, 2027	278,000	278,000	320,800	320,800
Senior notes and debentures:
EQT's 3.125% notes due May 15, 2026	392,915	392,105	392,915	391,193
EQT's 7.75% debentures due July 15, 2026	115,000	114,585	115,000	114,213
EQM's 7.500% notes due June 1, 2027	—	—	500,000	511,377
EQT's 7.500% notes due June 1, 2027	495,925	503,329	—	—
EQM's 6.500% notes due July 1, 2027	—	—	900,000	915,538
EQT's 6.500% notes due July 1, 2027	344,921	346,478	—	—
EQT's 3.90% notes due October 1, 2027	936,158	934,423	1,169,503	1,166,523
EQT's 5.700% notes due April 1, 2028	500,000	494,339	500,000	492,640
EQM's 5.500% notes due July 15, 2028	—	—	118,683	118,204
EQT's 5.500% notes due July 15, 2028	45,225	45,043	—	—
EQT's 5.00% notes due January 15, 2029	318,494	316,283	318,494	315,785
EQM's 4.50% notes due January 15, 2029	—	—	742,923	711,754
EQT's 4.50% notes due January 15, 2029	734,583	708,847	—	—
EQM's 6.375% notes due April 1, 2029	—	—	600,000	608,667
EQT's 6.375% notes due April 1, 2029	596,725	603,310	—	—
EQT's 7.000% notes due February 1, 2030 (b)	674,800	672,107	674,800	671,641
EQM's 7.500% notes due June 1, 2030	—	—	500,000	535,671
EQT's 7.500% notes due June 1, 2030	494,086	524,372	—	—
EQM's 4.75% notes due January 15, 2031	—	—	1,100,000	1,045,219
EQT's 4.75% notes due January 15, 2031	1,090,218	1,041,811	—	—
EQT's 3.625% notes due May 15, 2031	435,165	431,326	435,165	430,818
EQT's 5.750% notes due February 1, 2034	750,000	743,391	750,000	742,796
EQM's 6.500% notes due July 15, 2048	—	—	80,233	81,338
EQT's 6.500% notes due July 15, 2048	67,196	68,073	—	—
Total debt	8,269,411	8,217,822	9,368,516	9,324,177
Less: Current portion of debt (c)	507,915	506,690	320,800	320,800
Long-term debt	$7,761,496	$7,711,132	$9,047,716	$9,003,377

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
(c)As of September 30, 2025, the current portion of debt included EQT's 3.125% senior notes and 7.75% debentures. As of December 31, 2024, the current portion of debt included borrowings outstanding under Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the nine months ended September 30, 2025.

Debt Tranche	Principal	Premiums Paid (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
EQM's 7.500% notes due June 1, 2027 (a)	$4,069	$76	$51	$4,196
EQM's 6.500% notes due July 1, 2027 (a) (b)	555,077	14,590	6,754	576,421
EQT's 3.90% notes due October 1, 2027 (b)	233,345	(2,842)	4,070	234,573
EQM's 5.500% notes due July 15, 2028 (c)	73,456	2,878	1,190	77,524
EQM's 4.50% notes due January 15, 2029 (a)	8,338	27	17	8,382
EQM's 6.375% notes due April 1, 2029 (a)	3,265	135	70	3,470
EQM's 7.500% notes due June 1, 2030 (a)	5,536	666	69	6,271
EQM's 4.75% notes due January 15, 2031 (a)	9,616	117	20	9,753
EQM's 6.500% notes due July 15, 2048 (a)	12,989	1,738	37	14,764
Total	$905,691	$17,385	$12,278	$935,354

(a)On July 16, 2025, EQM Midstream Partners, LP (EQM), a wholly-owned subsidiary of EQT, issued notices of full redemption to the holders of each of its outstanding series of notes, and, on July 31, 2025, EQM redeemed such notes (which had an outstanding aggregate principal amount of approximately $92.7 million) in full. Following such redemptions, EQM has no outstanding senior notes.
(b)On February 24, 2025, the Company announced the commencement of tender offers (the Tender Offers) to purchase any and all of EQM's outstanding 6.500% senior notes and a certain amount of EQT's outstanding 3.90% senior notes. On March 12, 2025, the Company settled the Tender Offers, repurchasing $506.2 million aggregate principal amount of EQM's 6.500% senior notes and $233.3 million aggregate principal amount of EQT's 3.90% senior notes. In addition to call premiums paid (discounts received), the Company paid $2.7 million in fees to dealer managers and other non-lender parties in connection with the Tender Offers.
(c)On April 16, 2025, EQM issued a notice of full redemption to the holders of its outstanding 5.500% senior notes, and, on May 1, 2025, EQM redeemed such notes in full.

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

As of September 30, 2025 and December 31, 2024, the Company had approximately $2 million and $1 million, respectively, of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended September 30, 2025 and 2024, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $283 million and $2,301 million, respectively, the average daily balance was approximately $88 million and $1,608 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.9% and 6.9%, respectively. During the nine months ended September 30, 2025 and 2024, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $566 million and $2,301 million, respectively, the average daily balance was approximately $120 million and $551 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.9% and 6.9%, respectively. For both the nine months ended September 30, 2025 and 2024, EQT incurred commitment fees of 20 basis points on the undrawn portion of its revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Eureka's Revolving Credit Facility. The Company has a controlling interest in Eureka Midstream Holdings. Eureka, a wholly-owned subsidiary of Eureka Midstream Holdings, has a $400 million senior secured revolving credit facility pursuant to that certain Credit Agreement, dated May 13, 2021, among Eureka, Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders party thereto from time to time and any other persons party thereto from time to time (as amended, the Eureka Credit Agreement). On June 30, 2025, Eureka entered into that certain Third Amendment and Master Assignment to Credit Agreement to, among other things, extend the maturity date of the commitments and loans under the Eureka Credit Agreement from November 13, 2025 to November 13, 2027 and reduce the commitment fee spread (calculated based on Eureka's consolidated leverage ratio) from a range of 37.5 to 50 basis points to a range of 32.5 to 45 basis points.

As of both September 30, 2025 and December 31, 2024, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three and nine months ended September 30, 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $282 million and $321 million, respectively, the average daily balance was approximately $280 million and $291 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.9% and 7.1%, respectively. For the period beginning on July 22, 2024 and ending on September 30, 2024, under Eureka's revolving credit facility, both the maximum amount of outstanding borrowings and average daily balance was $330 million and interest was incurred at a weighted average annual interest rate of 8.1%.

For the nine months ended September 30, 2025, Eureka incurred commitment fees ranging from 32.5 to 50 basis points on the undrawn portion of its revolving credit facility. For the period beginning on July 22, 2024 and ending on September 30, 2024, Eureka incurred commitment fees of 50 basis points on the undrawn portion of its revolving credit facility.

EQM Exchange Offers. On February 24, 2025, the Company commenced private offers (the EQM Exchange Offers) to certain eligible holders of EQM's senior notes to exchange any and all outstanding notes issued by EQM (the Existing EQM Notes), including outstanding principal of EQM's 6.500% senior notes due 2027 that remained outstanding following settlement of the Tender Offers, for up to $4,541.8 million aggregate principal amount of new notes issued by EQT (the New EQT Notes) and cash consideration equal to $1.00 per $1,000 principal amount of Existing EQM Notes exchanged. Pursuant to the EQM Exchange Offers, for each $1,000 principal amount of Existing EQM Notes validly tendered on or prior to 5:00 p.m., New York City time, on March 7, 2025 (the Early Tender Date), the holder thereof received $1,000 principal amount of New EQT Notes; for each $1,000 principal amount of Existing EQM Notes validly tendered after the Early Tender Date but on or prior to 5:00 p.m., New York City time, on March 28, 2025 (the Expiration Date), the holder thereof received $950 principal of New EQT Notes.

On April 2, 2025, the Company issued approximately $3,868.9 million of New EQT Notes in exchange for the tender of approximately $3,869.5 million of Existing EQM Notes and paid to holders of the New EQT Notes cash consideration of approximately $3.9 million, which was capitalized as additional debt premium. In addition, the discount received by EQT from holders who validly tendered their Existing EQM Notes after the Early Tender Date but on or prior to the Expiration Date of approximately $0.6 million was capitalized as additional debt discount. In connection with the EQM Exchange Offers, the Company incurred non-lender expenses of approximately $9.6 million in loss on debt extinguishment in the Statement of Condensed Consolidated Operations during the nine months ended September 30, 2025. The maturity date, interest rate and covenants of each New EQT Note are consistent with those of the corresponding Existing EQM Note exchanged.

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

8.    Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	September 30, 2025		December 31, 2024
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
		(Thousands)		(Thousands)
MVP Joint Venture (a):
The MVP	49.3%	$3,442,538	49.3%	$3,469,438
MVP Southgate	47.2%	39,235	47.2%	65,292
Total MVP Joint Venture		3,481,773		3,534,730

Laurel Mountain Midstream, LLC (b)	31%	49,285	31%	28,757
Other		36,464		20,668
Total		$3,567,522		$3,584,155

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

MVP Southgate. The MVP Southgate project (MVP Southgate) is a contemplated interstate pipeline that was approved by the FERC. The pipeline was initially designed to extend approximately 75 miles from the MVP in Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina using 24-inch and 16-inch diameter pipe.

In December 2023, the MVP Joint Venture entered into precedent agreements with Public Service Company of North Carolina, Inc. and Duke Energy Carolinas, LLC that contemplate an amended project and, among other things, describe certain conditions precedent to the parties' respective obligations regarding MVP Southgate. As amended, the natural gas interstate pipeline would extend approximately 31 miles from the terminus of the MVP in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe and have a targeted capacity of 550,000 dekatherms per day. The proposed route passes through a portion of the Southern Virginia Mega Site at Berry Hill, which is one of the largest business parks on the East Coast.

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

Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of both September 30, 2025 and December 31, 2024, the fair value of the Company's investment in the Investment Fund was approximately $33 million and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

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

In addition, on December 30, 2024, EQT (solely for the limited purposes set forth therein), EQM, the BXCI Affiliate and the Midstream Joint Venture entered into an amended and restated limited liability company agreement of the Midstream Joint Venture (the JV Agreement). The JV Agreement provides, among other things, for the distribution of available cash flow to the Midstream Joint Venture's unitholders at least quarterly, with EQM, as holder of the Class A units (Class A Unitholder), receiving 40% and the BXCI Affiliate, as holder of the Class B units (Class B Unitholder), receiving 60% until the Base Return (as defined in the JV Agreement) is achieved. After the Base Return has been achieved and until the 8th anniversary of the closing of the Midstream Joint Venture Transaction (which occurred on December 30, 2024), 100% of the Midstream Joint Venture's distributions, including in a liquidation or sale of the Midstream Joint Venture, will be distributed to EQM as Class A Unitholder and 0% will be distributed to the BXCI Affiliate as Class B Unitholder; after the Base Return has been achieved and from the 8th anniversary of the closing of the Midstream Joint Venture Transaction (i.e., December 30, 2032) and thereafter, no less than 95% of the Midstream Joint Venture's distributions, including in a liquidation or sale of the Midstream Joint Venture, will be distributed to EQM as Class A Unitholder, and up to 5% of the Midstream Joint Venture's distributions will be distributed to the BXCI Affiliate as Class B Unitholder (with specific distribution percentages determined based on the BXCI Affiliate's ownership of Class B units as of the time of such distribution).

During the nine months ended September 30, 2025, the Midstream Joint Venture paid $431.0 million of aggregate cash distributions, of which $259.2 million was paid to the BXCI Affiliate as Class B Unitholder. Distributions paid by the Midstream Joint Venture to EQM have been eliminated in consolidation.

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

10.    Income (Loss) Per Share

The table below provides the computation for basic and diluted income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands, except per share amounts)
Net income (loss) attributable to EQT Corporation – Basic and diluted income (loss) available to shareholders	$335,862	$(300,823)	$1,362,148	$(187,818)

Weighted average common stock outstanding – Basic	624,532	559,603	607,245	480,354
Options, restricted stock, performance awards and stock appreciation rights (a)	3,792	—	4,182	—
Weighted average common stock outstanding – Diluted	628,324	559,603	611,427	480,354

Income (loss) per share of common stock attributable to EQT Corporation:
Basic	$0.54	$(0.54)	$2.24	$(0.39)
Diluted	$0.53	$(0.54)	$2.23	$(0.39)

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

11.    Acquisitions

Olympus Energy Acquisition

On July 1, 2025, the Company completed its acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets, including approximately 90,000 net acres with approximately 500 million cubic feet (MMcf) per day of net production, from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy) pursuant to a purchase and sale agreement dated April 22, 2025, by and among EQT, a wholly-owned subsidiary of EQT and Olympus Energy.

The purchase price for the Olympus Energy Acquisition consisted of 25,229,166 shares of EQT common stock, with an aggregate value of approximately $1,471 million based on an EQT common stock share price of $58.32 (the last reported per share sale price of EQT common stock on the day prior to the completion of the Olympus Energy Acquisition), and approximately $475 million in cash, each as adjusted pursuant to customary purchase price adjustments and subject to final post-closing purchase price adjustments. The Company funded the cash consideration with cash on hand and borrowings under EQT's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Allocation of Purchase Price. The Olympus Energy Acquisition was accounted for as a business combination using the acquisition method. The table below summarizes the preliminary purchase price and estimated fair values of the assets acquired and liabilities assumed as of July 1, 2025. No goodwill was recognized for the transaction. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final income tax computations and final appraisals of the assets acquired and liabilities assumed. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary.

Preliminary Purchase Price Allocation

(Thousands)
Consideration:
Equity	$1,471,365
Cash	474,640
Total consideration	$1,946,005

Fair value of assets acquired:
Derivative instruments, at fair value	$13,188
Prepaid expenses and other	18
Property, plant and equipment	2,019,227
Amount attributable to assets acquired	$2,032,433

Fair value of liabilities assumed:
Accounts payable	$3,082
Derivative instruments, at fair value	66,711
Other current liabilities	1,712
Asset retirement obligations and other liabilities	14,923
Amount attributable to liabilities assumed	$86,428

The fair values of the developed and undeveloped natural gas properties acquired in the Olympus Energy Acquisition were measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the valuation of developed properties included future commodity prices, projections of estimated quantities of reserves, estimated future rates of production, projected reserve recovery factors, timing and amount of future development and operating costs and a weighted average cost of capital. Significant inputs used in the valuation of undeveloped properties included future development plans from a market participant perspective.

The fair value of the gathering system acquired in the Olympus Energy Acquisition was measured using the cost approach based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs included replacement cost of similar assets, relative age of the acquired assets and adjustments for economic or functional obsolescence.

See Note 5 for a description of the fair value hierarchy.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Post-Acquisition Operating Results. The table below summarizes amounts contributed by the assets acquired in the Olympus Energy Acquisition to the Company's consolidated results of operation subsequent to the completion of the Olympus Energy Acquisition.

July 1, 2025 through September 30, 2025

(Thousands)
Sales of natural gas, natural gas liquids and oil	$113,059
Pipeline and other	2,439
Total operating revenues	$115,498

Net income attributable to EQT Corporation (a)	$21,886

(a)Net income attributable to EQT Corporation includes $21.0 million of transaction costs related to the Olympus Energy Acquisition recognized during the post-acquisition period of July 1, 2025 through September 30, 2025. During the nine months ended September 30, 2025, the Company recognized $24.5 million of transaction costs related to the Olympus Energy Acquisition.

Pro forma results of operations are not presented as the impact of the Olympus Energy Acquisition was not significant to the Company's consolidated results of operations for the three and nine months ended September 30, 2025.

Equitrans Midstream Merger

On July 22, 2024, the Company completed its acquisition (the Equitrans Midstream Merger) of Equitrans Midstream Corporation (Equitrans Midstream) pursuant to the agreement and plan of merger dated March 10, 2024 (the Merger Agreement), by and among EQT, certain of EQT's indirect wholly-owned subsidiaries and Equitrans Midstream.

Upon the completion of the Equitrans Midstream Merger, each share of common stock, no par value, of Equitrans Midstream that was issued and outstanding immediately prior to the effective time of the Equitrans Midstream Merger was converted into the right to receive, without interest, 0.3504 shares of EQT common stock, which totaled 152,427,848 shares of EQT common stock, with an aggregate value of $5.5 billion based on an EQT common stock share price of $35.88 (the last reported per share sale price of EQT common stock on the day prior to the completion of the Equitrans Midstream Merger). In addition, in connection with the closing of the Equitrans Midstream Merger, the Company paid an aggregate of $79.5 million of equity consideration to employees of Equitrans Midstream who did not continue with the Company following the Equitrans Midstream Merger closing date. Immediately prior to the completion of the Equitrans Midstream Merger, on July 22, 2024, the Company paid $685.3 million to effect the purchase and redemption of all of the issued and outstanding Series A Perpetual Convertible Preferred Shares, no par value, of Equitrans Midstream (the Equitrans Midstream preferred stock). Upon completion of the Equitrans Midstream Merger, the pre-existing contractual relationships between the Company, as producer, and Equitrans Midstream, as gathering and transmission services provider, as well as the pre-existing note payable between EQT and EQM are treated as intercompany transactions on a consolidated basis and, as such, were effectively settled on July 22, 2024.

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Allocation of Purchase Price. The Equitrans Midstream Merger was accounted for as a business combination using the acquisition method. The Company completed the purchase price allocation for the Equitrans Midstream Merger during the second quarter of 2025. The table below summarizes the final purchase price and estimated fair values of the assets acquired and liabilities assumed as of July 22, 2024, with the excess of purchase price over estimated fair value of the identified net assets recognized as goodwill. During the six months ended June 30, 2025, the Company recorded purchase accounting adjustments primarily related to deferred income taxes based on updated income tax computations as well as investments in unconsolidated entities and property, plant and equipment based on updated appraisal estimates.

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

EQT CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Goodwill is attributable to the Company's qualitative assumptions of long-term value that the Equitrans Midstream Merger creates for EQT shareholders. Of the total goodwill, the Company attributed $1,232 million to synergies expected from the vertical integration of the business, including from the elimination of contracted transportation and processing costs with Equitrans Midstream as the Company is unable to recognize intangible assets related to its significant long-term customer contracts with Equitrans Midstream as such contracts became intercompany transactions upon the closing of the Equitrans Midstream Merger. In addition, the Company attributed $831 million of total goodwill to additional deferred tax liabilities that arose from the differences between the purchase price allocation based on fair value versus tax basis that carried over from Equitrans Midstream to the Company.

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

As a result of the First NEPA Non-Operated Asset Divestiture, during the nine months ended September 30, 2024, the Company recognized a gain of approximately $312 million in (gain) loss on sale/exchange of long-lived assets in the Statements of Condensed Consolidated Operations. Cash proceeds from the First NEPA Non-Operated Asset Divestiture were used to partly fund the Company's redemption of EQT's 6.125% senior notes.

13.    Commitments and Contingencies

Legal and Regulatory Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.

The Company evaluates its legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrues a loss for such matters when the Company believes that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In such cases, if some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued; however, when no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event the Company determines that (i) it is probable that a liability has been incurred but the amount of the loss cannot be reasonably estimated, or (ii) it is less than probable but reasonably possible that a liability has been incurred, then the Company may be required to disclose the matter in its Annual Report on Form 10-K with any update thereto in an applicable Quarterly Report on Form 10-Q, although the Company is not permitted to accrue for such loss.

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

Additionally, following the filing of the Securities Class Action complaint, several other lawsuits were filed in the United States District Court for the Western District of Pennsylvania and the Court of Common Pleas of Allegheny County, Pennsylvania by certain shareholders of EQT against EQT and certain former executives and current and former board members of EQT asserting substantially the same allegations as those raised in the Securities Class Action. These matters are currently pending, and the majority of them were stayed pending a ruling on dispositive motions in the Securities Class Action, and have remained stayed. The settlement of the Securities Class Action referred to below does not resolve these matters.

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

Following the June 2024 Mediation, the parties filed various motions, including motions for summary judgment and motions to exclude expert testimony. While these motions remained pending, on May 12, 2025, the parties to the Securities Class Action participated in a second mediation, at which it was agreed that the Company would pay $167.5 million to the plaintiffs to settle the Securities Class Action. The settlement does not constitute an admission of wrongdoing or liability by the Company or the other defendants, who have agreed to the settlement to avoid further protracted and expensive litigation. The parties filed a motion for preliminary approval of the settlement agreement and that motion was granted. The final fairness and approval hearing is scheduled for October 30, 2025.

In the second quarter of 2025, the Company recorded an increase to its accrual for estimated loss contingencies related to the Securities Class Action of $150.0 million, resulting in a total reserve equal to the settlement amount agreed upon at the May 12, 2025 mediation of $167.5 million. During the third quarter of 2025, the Company paid the settlement amount in full and received insurance recoveries of approximately $16 million.

See Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of the Company's commitments and contingencies, including certain other pending legal and regulatory proceedings and other contingent matters. As of September 30, 2025, except as disclosed herein, there have been no material changes to such matters disclose therein.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act). Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including liquified natural gas (LNG) volumes and sales; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational, organizational, technological and environmental, social and governance (ESG) initiatives, and achieve the anticipated results of such initiatives; our ability to enter into definitive agreements pertaining to pending and potential in-basin growth projects, if at all, and the potential scope, duration and other terms thereof; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including the Olympus Energy Acquisition (defined below); the amount and timing of any repayments, redemptions or repurchases of our common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

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

Recent and Significant Events

Olympus Energy Acquisition

On July 1, 2025, we completed our acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets, including approximately 90,000 net acres with approximately 500 million cubic feet (MMcf) per day of net production, from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC (collectively, Olympus Energy). The purchase price for the Olympus Energy Acquisition consisted of 25,229,166 shares of EQT common stock, with an aggregate value of $1,471 million based on an EQT common stock share price of $58.32 (the last reported per share sale price of EQT common stock on the day prior to the completion of the Olympus Energy Acquisition), and approximately $475 million in cash, each as adjusted pursuant to customary purchase price adjustments and subject to final post-closing purchase price adjustments. We funded the cash consideration with cash on hand and borrowings under EQT's revolving credit facility. See Note 11 to the Condensed Consolidated Financial Statements for further discussion of the Olympus Energy Acquisition.

NEPA Gathering System Acquisition and NEPA Non-Operated Asset Divestitures

Beginning May 31, 2024, our results of operations reflect (i) our divestiture (the First NEPA Non-Operated Asset Divestiture) of an undivided 40% interest in our non-operated natural gas assets in Northeast Pennsylvania and (ii) our 100% ownership of the NEPA Gathering System (defined in Note 11 to the Condensed Consolidated Financial Statements) following our acquisition of additional ownership interests therein in connection with the NEPA Gathering System Acquisition (defined in Note 11 to the Condensed Consolidated Financial Statements) and the First NEPA Non-Operated Asset Divestiture.

In addition, our results of operations for 2025 reflect our divestiture (the Second NEPA Non-Operated Asset Divestiture, and together with the First NEPA Non-Operated Asset Divestiture, the NEPA Non-Operated Asset Divestitures) of the remaining undivided 60% interest in our non-operated natural gas assets in Northeast Pennsylvania, which was completed on December 31, 2024.

Equitrans Midstream Merger

Beginning July 22, 2024, our results of operations reflect our operation of the assets acquired in the Equitrans Midstream Merger (defined in Note 11 to the Condensed Consolidated Financial Statements).

Following the Equitrans Midstream Merger, the gathering and transmission services previously provided to us by Equitrans Midstream Corporation are provided to our Production segment by our Gathering and Transmission segments as affiliate transactions. As a result, our Production segment's third-party gathering expense decreased and its affiliate transportation and processing expense increased, and our Gathering and Transmission segments' affiliate revenue increased. As the affiliate expense and revenue are eliminated in consolidation, the net impact is a reduction in our consolidated transportation and processing expense.

In addition, in connection with the Equitrans Midstream Merger, we acquired an equity method investment in the MVP Joint Venture (defined in Note 8 to the Condensed Consolidated Financial Statements). Because the investment is not consolidated, costs incurred by our Production segment for transportation services provided by the MVP (defined in Note 8 to the Condensed Consolidated Financial Statements) are reported in our consolidated transportation and processing expense, and equity earnings recognized by our Transmission segment from our investment in the MVP Joint Venture are reported in income from investments in the Statements of Condensed Consolidated Operations.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
See Note 11 to the Condensed Consolidated Financial Statements for further discussion of the Equitrans Midstream Merger.

Trends and Uncertainties

Commodity prices have been volatile thus far in 2025, and we expect commodity prices to continue to be volatile for the remainder of 2025 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical tensions, including developments pertaining to Russia's invasion of Ukraine, conflicts in the Middle East and potential further imposition of domestic and foreign tariffs. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

In response to price volatility in the natural gas market and to optimize in-basin pricing, we implement strategic curtailments from time to time to reduce our gross production. During the three months ended September 30, 2025, strategic curtailments resulted in decreased sales volumes of approximately 3 billion cubic feet equivalent (Bcfe). In addition, we have included approximately 15 Bcfe to 20 Bcfe of strategic curtailments in our sales volume guidance for the fourth quarter of 2025, subject to market conditions. Low natural gas prices or volatility in the natural gas market may result in further adjustments to our 2025 planned development schedule and/or adjustments to the development schedule of non-operated wells in which we have a working interest. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2025 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of the One Big Beautiful Bill Act. We expect the enactment of the One Big Beautiful Bill Act to favorably impact our projected cash income tax obligations over the next five years by deferring the payment of a significant portion of current federal income taxes.

President Trump has also executed several executive orders, some of which impact the oil and gas industry, and he and others in Congress have indicated the potential for further changes to regulations, many of which could impact the oil and gas industry, as well as the implementation of tariffs on foreign goods and services. It is uncertain at this time to what extent such changes in regulations and tariffs will impact our business. Tariffs on foreign goods and services could result in other countries instituting tariffs on U.S. goods and services, which could impact the demand for and price of natural gas, increase the price of supplies and raw materials that we rely on to conduct our business, and could impact interest rates. A changing regulatory environment and domestic or foreign tariffs could ultimately impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended September 30, 2025 was $335.9 million, $0.53 per diluted share, compared to net loss attributable to EQT Corporation of $300.8 million, $0.54 per diluted share, for the same period in 2024. The improvement was driven primarily by increased operating revenues, decreased acquisition-related transaction costs and decreased gathering expense, partly offset by income tax expense in 2025 compared to income tax benefit in 2024 and higher depreciation and depletion expense.

Net income attributable to EQT Corporation for the nine months ended September 30, 2025 was $1,362.1 million, $2.23 per diluted share, compared to net loss attributable to EQT Corporation of $187.8 million, $0.39 per diluted share, for the same period in 2024. The improvement was driven primarily by increased sales of natural gas, decreased gathering expense, increased pipeline revenues, decreased acquisition-related transaction costs and increased equity earnings from the MVP Joint Venture. These favorable impacts were partly offset by income tax expense in 2025 compared to income tax benefit in 2024, higher depreciation and depletion expense, the 2024 gain on the First NEPA Non-Operated Asset Divestiture and higher income attributable to noncontrolling interests.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
See "Average Realized Price Reconciliation" for a discussion and calculation of our average realized price, which is based on our Production segment's adjusted operating revenues (Production adjusted operating revenues), a non-GAAP supplemental financial measure that has been reconciled to total Production operating revenues in "Non-GAAP Financial Measures Reconciliation." See "Business Segment Results of Operations" for a discussion of segment operating revenues and expenses and "Other Income Statement Items" for a discussion of other income statement items. See "Investing Activities" under "Capital Resources and Liquidity" for a discussion of capital expenditures, including by business segment.

Average Realized Price Reconciliation

The following table presents detailed natural gas and liquids operational information to assist in the understanding of our consolidated operations, including the calculation of our average realized price ($/Mcfe), which is based on Production adjusted operating revenues, a non-GAAP supplemental financial measure. Production adjusted operating revenues is presented because it is an important measure we use to evaluate period-to-period comparisons of earnings trends. Production adjusted operating revenues should not be considered as an alternative to total Production operating revenues. See "Non-GAAP Financial Measures Reconciliation" for a reconciliation of Production adjusted operating revenues to total Production operating revenues, the most directly comparable financial measure calculated in accordance with United States generally accepted accounting principles (GAAP).

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	595,642	547,225	1,666,421	1,520,574
NYMEX price ($/MMBtu)	$3.07	$2.15	$3.37	$2.12
Btu uplift	0.17	0.12	0.19	0.12
Natural gas price ($/Mcf)	$3.24	$2.27	$3.56	$2.24

Basis ($/Mcf) (a)	$(0.70)	$(0.56)	$(0.50)	$(0.40)
Cash settled basis swaps ($/Mcf)	0.02	(0.09)	(0.02)	(0.10)
Average differential, including cash settled basis swaps ($/Mcf)	(0.68)	(0.65)	(0.52)	(0.50)
Average adjusted price ($/Mcf)	2.56	1.62	3.04	1.74
Cash settled derivatives ($/Mcf)	0.10	0.61	(0.05)	0.75
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.66	$2.23	$2.99	$2.49
Natural gas sales, including cash settled derivatives	$1,586,374	$1,222,498	$4,987,247	$3,786,058

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	23,650	22,253	66,997	63,393
Sales volume (Mbbl)	3,942	3,710	11,166	10,566
NGLs price ($/Bbl)	$31.82	$35.20	$37.12	$38.18
Cash settled derivatives ($/Bbl)	0.70	(0.11)	(0.21)	(0.20)
Average NGLs price, including cash settled derivatives ($/Bbl)	$32.52	$35.09	$36.91	$37.98
NGLs sales, including cash settled derivatives	$128,183	$130,140	$412,206	$401,232
Ethane:
Sales volume (MMcfe) (b)	12,157	9,864	32,759	32,416
Sales volume (Mbbl)	2,026	1,644	5,460	5,403
Ethane price ($/Bbl)	$6.86	$5.56	$8.01	$5.97
Ethane sales	$13,901	$9,135	$43,730	$32,237
Oil:
Sales volume (MMcfe) (b)	2,946	2,072	7,196	6,593
Sales volume (Mbbl)	491	345	1,199	1,099
Oil price ($/Bbl)	$49.12	$61.25	$51.09	$60.43
Oil sales	$24,119	$21,144	$61,270	$66,403

Total liquids sales volume (MMcfe) (b)	38,753	34,189	106,952	102,402
Total liquids sales volume (Mbbl)	6,459	5,699	17,825	17,068
Total liquids sales	$166,203	$160,419	$517,206	$499,872

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,752,577	$1,382,917	$5,504,453	$4,285,930
Total sales volume (MMcfe)	634,395	581,414	1,773,373	1,622,976
Average realized price ($/Mcfe)	$2.76	$2.38	$3.10	$2.64
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

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Financial Measures Reconciliation

The table below reconciles Production adjusted operating revenues, a non-GAAP supplemental financial measure, to total Production operating revenues, the most comparable financial measure calculated in accordance with GAAP. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of total Production operating revenues to EQT Corporation operating revenues as reported in the Statements of Condensed Consolidated Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Thousands, unless otherwise noted)
Total Production operating revenues	$1,815,766	$1,178,067	$5,805,591	$3,536,264
(Deduct) add:
Production gain on derivatives	(135,784)	(72,489)	(176,829)	(240,333)
Net cash settlements received (paid) on derivatives (a)	74,960	288,136	(118,390)	1,037,321
Premiums paid for derivatives that settled during the period	—	(4,971)	—	(44,565)
Production other revenues	(2,365)	(5,826)	(5,919)	(2,757)
Production adjusted operating revenues, a non-GAAP financial measure	$1,752,577	$1,382,917	$5,504,453	$4,285,930

Total sales volume (MMcfe)	634,395	581,414	1,773,373	1,622,976
Average sales price ($/Mcfe)	$2.64	$1.89	$3.17	$2.03
Average realized price ($/Mcfe)	$2.76	$2.38	$3.10	$2.64

(a)Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended September 30, 2025, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $59 million and net cash settlements received on basis and liquids hedge positions of approximately $16 million. For the three months ended September 30, 2024, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $339 million and net cash settlements paid on basis and liquids hedge positions of approximately $51 million.

For the nine months ended September 30, 2025, net cash settlements paid on derivatives was composed of net cash settlements paid on NYMEX natural gas hedge positions of approximately $86 million and net cash settlements paid on basis and liquids hedge positions of approximately $32 million. For the nine months ended September 30, 2024, net cash settlements received on derivatives was composed of net cash settlements received on NYMEX natural gas hedge positions of approximately $1,195 million and net cash settlements paid on basis and liquids hedge positions of approximately $158 million.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Segment Results of Operations

The following sections present operating income and key operational measures for our three reportable segments of Production, Gathering and Transmission. We believe this information provides useful information to investors regarding our financial condition, results of operations and trends and uncertainties. See Note 2 to the Condensed Consolidated Financial Statements for additional segment information.

Items that are managed on a consolidated basis, including cash and cash equivalents, debt, income taxes and amounts related to our headquarters function, and items related to our energy transition initiatives have not been allocated to our reportable segments. These items are discussed under "Other Income Statement Items."

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
PRODUCTION

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	634,395	581,414	52,981	9.1
Average daily sales volume (MMcfe/d)	6,896	6,320	576	9.1
Average sales price ($/Mcfe)	$2.64	$1.89	$0.75	39.7

Operating revenues:
Sales of natural gas, NGLs and oil	$1,677,617	$1,099,752	$577,865	52.5
Gain on derivatives	135,784	72,489	63,295	87.3
Other	2,365	5,826	(3,461)	(59.4)
Total operating revenues	1,815,766	1,178,067	637,699	54.1
Operating expenses:
Transportation and processing:
Gathering	39,786	115,599	(75,813)	(65.6)
Transmission	253,242	250,757	2,485	1.0
Processing	84,105	74,489	9,616	12.9
Transportation and processing to affiliate (a)	314,384	252,825	61,559	24.3
Total transportation and processing	691,517	693,670	(2,153)	(0.3)
Lease operating expense (LOE)	58,103	54,199	3,904	7.2
Production taxes	40,199	39,643	556	1.4
Exploration	331	282	49	17.4
Selling, general and administrative (b)	58,579	62,952	(4,373)	(6.9)
Production depletion	600,256	529,786	70,470	13.3
Other depreciation and depletion	1,297	959	338	35.2
(Gain) loss on sale/exchange of long-lived assets	(5,589)	9,708	(15,297)	(157.6)
Impairment and expiration of leases	3,476	12,095	(8,619)	(71.3)
Other operating expenses	(2,740)	10,206	(12,946)	(126.8)
Total operating expenses	1,445,429	1,413,500	31,929	2.3
Operating income (loss)	$370,337	$(235,433)	$605,770	(257.3)

Per Unit ($/Mcfe):
Gathering	$0.06	$0.20	$(0.14)	(70.0)
Transmission	0.40	0.43	(0.03)	(7.0)
Processing	0.13	0.13	—	—
Transportation and processing to affiliate (a)	0.50	0.43	0.07	16.3
LOE	0.09	0.09	—	—
Production taxes	0.06	0.07	(0.01)	(14.3)
Selling, general and administrative (b)	0.09	0.11	(0.02)	(18.2)
Production depletion	0.95	0.91	0.04	4.4
(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for our change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased by approximately $578 million for the three months ended September 30, 2025 compared to the same period in 2024, reflecting an increase of approximately $478 million from higher average sales price and approximately $100 million from increased sales volumes.

Average sales price increased for the three months ended September 30, 2025 compared to the same period for 2024 due primarily to a higher NYMEX price, partly offset by unfavorable basis differential. Sales volume increased for the three months ended September 30, 2025 compared to the same period for 2024 primarily as a result of sales volume increases of 48 Bcfe from the assets acquired in the Olympus Energy Acquisition, production curtailments in 2024 of 25 Bcfe (compared to production curtailments in 2025 of 3 Bcfe) and wells turned-in-line since the third quarter of 2024, partly offset by sales volume decreases of 33 Bcfe from the assets divested in the Second NEPA Non-Operated Asset Divestiture. The increase in sales volume had a favorable impact on per unit costs for the three months ended September 30, 2025 compared to the same period for 2024.

Gain on derivatives. For the three months ended September 30, 2025, we recognized a gain on derivatives of approximately $136 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $266 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $130 million. For the three months ended September 30, 2024, we recognized a gain on derivatives of approximately $72 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $198 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $126 million.

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger and our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger. In addition, gathering expense decreased due to our divestiture of assets in the Second NEPA Non-Operated Asset Divestiture.

Transportation and processing to affiliate. Affiliate transportation and processing expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger and the Olympus Energy Acquisition as well as our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the three months ended September 30, 2025 compared to the same period in 2024 due to increased sales volume and higher annual depletion rate.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	1,773,373	1,622,976	150,397	9.3
Average daily sales volume (MMcfe/d)	6,496	5,923	573	9.7
Average sales price ($/Mcfe)	$3.17	$2.03	$1.14	56.2

Operating revenues:
Sales of natural gas, NGLs and oil	$5,622,843	$3,293,174	$2,329,669	70.7
Gain on derivatives	176,829	240,333	(63,504)	(26.4)
Other	5,919	2,757	3,162	114.7
Total operating revenues	5,805,591	3,536,264	2,269,327	64.2
Operating expenses:
Transportation and processing:
Gathering	132,700	721,891	(589,191)	(81.6)
Transmission	761,830	597,578	164,252	27.5
Processing	249,928	209,624	40,304	19.2
Transportation and processing to affiliate (a)	941,798	384,917	556,881	144.7
Total transportation and processing	2,086,256	1,914,010	172,246	9.0
LOE	151,695	144,956	6,739	4.6
Production taxes	126,563	128,086	(1,523)	(1.2)
Exploration	2,655	2,576	79	3.1
Selling, general and administrative (b)	153,957	203,212	(49,255)	(24.2)
Production depletion	1,682,395	1,468,644	213,751	14.6
Other depreciation and depletion	3,570	2,322	1,248	53.7
Gain on sale/exchange of long-lived assets	(2,717)	(310,252)	307,535	(99.1)
Impairment and expiration of leases	9,391	58,963	(49,572)	(84.1)
Other operating expenses	22,593	23,650	(1,057)	(4.5)
Total operating expenses	4,236,358	3,636,167	600,191	16.5
Operating income	$1,569,233	$(99,903)	$1,669,136	(1,670.8)

Per Unit ($/Mcfe):
Gathering	$0.07	$0.44	$(0.37)	(84.1)
Transmission	0.43	0.37	0.06	16.2
Processing	0.14	0.13	0.01	7.7
Transportation and processing to affiliate (a)	0.53	0.24	0.29	120.8
LOE	0.09	0.09	—	—
Production taxes	0.07	0.08	(0.01)	(12.5)
Selling, general and administrative (b)	0.09	0.13	(0.04)	(30.8)
Production depletion	0.95	0.90	0.05	5.6

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
(b)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for our change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.

Sales of natural gas, NGLs and oil. Sales of natural gas, NGLs and oil increased by approximately $2,330 million for the nine months ended September 30, 2025 compared to the same period in 2024, reflecting an increase of approximately $2,025 million from higher average sales price and approximately $305 million from increased sales volumes.

Average sales price increased for the nine months ended September 30, 2025 compared to the same period for 2024 due primarily to a higher NYMEX price, partly offset by unfavorable basis differential. Sales volume increased for the nine months ended September 30, 2025 compared to the same period for 2024 primarily as a result of production curtailments in 2024 of 107 Bcfe (compared to production curtailments in 2025 of 3 Bcfe), wells turned-in-line since the third quarter of 2024, sales volume increases of 48 Bcfe from the assets acquired in the Olympus Energy Acquisition and sales volume increases of 25 Bcfe from the assets received as consideration for (net of assets divested in) the First NEPA Non-Operated Asset Divestiture. Increases in sales volume were partly offset by sales volume decreases of 129 Bcfe from the assets divested in the Second NEPA Non-Operated Asset Divestiture. The overall increase in sales volume had a favorable impact on per unit costs for the nine months ended September 30, 2025 compared to the same period for 2024.

Gain on derivatives. For the nine months ended September 30, 2025, we recognized a gain on derivatives of approximately $177 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $165 million due to decreases in NYMEX forward prices and increases in the fair market value of our basis and liquids swaps of approximately $12 million. For the nine months ended September 30, 2024, we recognized a gain on derivatives of approximately $240 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $435 million due to decreases in NYMEX forward prices, partly offset by decreases in the fair market value of our basis and liquids swaps of approximately $195 million.

Gathering. Gathering expense decreased on an absolute and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition. In addition, gathering expense decreased due to our divestiture of assets in the NEPA Non-Operated Asset Divestitures.

Transmission. Transmission expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to capacity charges on the MVP of approximately $183 million and additional contracted capacity on the Transco pipeline of approximately $30 million, partly offset by capacity released in connection with the NEPA Non-Operated Asset Divestitures of approximately $48 million.

Processing. Processing expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to increased production of gas requiring processing from wells turned-in-line during and subsequent to the third quarter of 2024.

Transportation and processing to affiliate. Affiliate transportation and processing expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Equitrans Midstream Merger and the Olympus Energy Acquisition, our Transmission segment's ownership of the transmission and storage assets acquired in the Equitrans Midstream Merger and our Gathering segment's ownership of additional interest in the NEPA Gathering System acquired in the NEPA Gathering System Acquisition.

Production taxes. Production tax expense decreased on an absolute basis for the nine months ended September 30, 2025 compared to the same period in 2024 due to decreased property tax expense of approximately $39 million from lower property tax value based on prior year pricing, partly offset by increased severance tax expense of approximately $30 million from increased sales volume and higher sales prices.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Selling, general and administrative. Selling, general and administrative expense decreased on an absolute basis and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to lower professional service costs. Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for our change in reportable segments; upon the Equitrans Midstream Merger closing date, we adjusted our basis for selling, general and administrative expense allocation for multi-segment reporting.

Depreciation and depletion. Production depletion expense increased on an absolute and per Mcfe basis for the nine months ended September 30, 2025 compared to the same period in 2024 due to increased sales volume and higher annual depletion rate.

Gain on sale/exchange of long-lived assets. During the nine months ended September 30, 2024, we recognized a gain on the First NEPA Non-Operated Asset Divestiture of approximately $312 million.

Impairment and expiration of leases. During the nine months ended September 30, 2025 and 2024, we recognized impairment and expiration of leases of approximately $9 million and $59 million, respectively, related to leases that we no longer expect to extend or develop prior to their expiration based on our development plan.

GATHERING

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,624	5,450	174	3.2
Volumetric-based services (a)	5,088	4,293	795	18.5
Total gathered volume	10,712	9,743	969	9.9

Operating revenues:
Loss on derivatives	$—	$(5,673)	$5,673	(100.0)
Firm reservation fee revenue (b)	144,259	136,752	7,507	5.5
Volumetric-based fee revenue	176,893	140,077	36,816	26.3
Total operating revenues	321,152	271,156	49,996	18.4
Operating expenses:
Operating and maintenance	44,519	30,712	13,807	45.0
Selling, general and administrative (c)	15,750	11,366	4,384	38.6
Depreciation	53,642	37,773	15,869	42.0
Gain on sale/exchange of long-lived assets	(12)	—	(12)	100.0
Other operating expenses	4,624	—	4,624	100.0
Total operating expenses	118,523	79,851	38,672	48.4
Operating income	$202,629	$191,305	$11,324	5.9

(a)For agreements structured with minimum volume commitments (MVCs), firm capacity includes volumes up to the contractual MVC and volumetric-based services includes volumes in excess of the contractual MVC.
(b)Firm reservation fee revenue included unbilled revenues supported by MVCs of approximately $4.1 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively.
(c)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for our change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Firm reservation fee revenue increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the gathering assets acquired in the Equitrans Midstream Merger, which contributed approximately $41 million of additional firm revenue in 2025. This increase was partly offset by lower revenues of approximately $33 million from the declining rate structures under the gas gathering agreement with our Production segment.

Volumetric-based fee revenue increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the gathering assets acquired in the Olympus Energy Acquisition, which contributed approximately $22 million of additional volumetric-based fee revenue in 2025, the timing of the completion of the Equitrans Midstream Merger and higher gathered volumes.

Gathering operating expenses increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the gathering assets acquired in the Equitrans Midstream Merger.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (BBtu/d):
Firm capacity (a)	5,288	5,450	(162)	(3.0)
Volumetric-based services (a)	4,861	4,059	802	19.8
Total gathered volume	10,149	9,509	640	6.7

Operating revenues:
Loss on derivatives	$—	$(5,673)	$5,673	(100.0)
Firm reservation fee revenue (b)	480,547	136,752	343,795	251.4
Volumetric-based fee revenue	496,187	278,739	217,448	78.0
Total operating revenues	976,734	409,818	566,916	138.3
Operating expenses:
Operating and maintenance	121,425	56,018	65,407	116.8
Selling, general and administrative (c)	44,068	11,366	32,702	287.7
Depreciation	157,098	45,282	111,816	246.9
Gain on sale/exchange of long-lived assets	(12)	(22)	10	(45.5)
Other operating expenses	14,920	—	14,920	100.0
Total operating expenses	337,499	112,644	224,855	199.6
Operating income	$639,235	$297,174	$342,061	115.1

(a)For agreements structured with MVCs, firm capacity includes volumes up to the contractual MVC and volumetric-based services includes volumes in excess of the contractual MVC.
(b)Firm reservation fee revenue included unbilled revenues supported by MVCs of approximately $15.3 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)Selling, general and administrative expense incurred prior to the Equitrans Midstream Merger closing date was not recast for our change in reportable segments from one reportable segment to three reportable segments as the necessary information was not available and the cost to develop such information would be excessive.

Firm reservation fee revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the gathering assets acquired in the Equitrans Midstream Merger, which contributed approximately $377 million of additional firm revenue in 2025. This increase was partly offset by lower revenues of approximately $33 million from the declining rate structures under the gas gathering agreement with our Production segment.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Volumetric-based fee revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger, the gathering assets acquired in the Olympus Energy Acquisition, which contributed approximately $22 million of additional volumetric-based fee revenue in 2025, and higher gathered volumes.

Gathering operating expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the gathering assets acquired in the Equitrans Midstream Merger. In addition, during the nine months ended September 30, 2025, we recognized Gathering other operating expenses related to environmental reserves.

TRANSMISSION

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30, 2025
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,701	3,595	1,106	30.8
Interruptible capacity	13	12	1	8.3
Total transmission pipeline throughput	4,714	3,607	1,107	30.7

Average contracted firm transmission reservation commitments (BBtu/d)	4,851	4,454	397	8.9

Operating revenues:
Firm reservation fee revenue	$101,914	$73,034	$28,880	39.5
Volumetric-based fee revenue	34,799	14,350	20,449	142.5
Total operating revenues	136,713	87,384	49,329	56.5
Operating expenses:
Operating and maintenance	15,783	9,806	5,977	61.0
Selling, general and administrative	8,728	5,492	3,236	58.9
Depreciation	23,482	13,900	9,582	68.9
Amortization of intangible assets	3,333	3,209	124	3.9
Loss on sale/exchange of long-lived assets	—	409	(409)	(100.0)
Total operating expenses	51,326	32,816	18,510	56.4
Operating income	$85,387	$54,568	$30,819	56.5

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm reservation fee revenue increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger.

Volumetric-based fee revenue increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to increased throughput as well as the timing of the completion of the Equitrans Midstream Merger.

Transmission operating expenses increased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,358	3,595	763	21.2
Interruptible capacity	37	12	25	208.3
Total transmission pipeline throughput	4,395	3,607	788	21.8

Average contracted firm transmission reservation commitments (BBtu/d)	4,890	4,454	436	9.8

Operating revenues:
Firm reservation fee revenue	$316,301	$73,034	$243,267	333.1
Volumetric-based fee revenue	101,266	14,350	86,916	605.7
Total operating revenues	417,567	87,384	330,183	377.9
Operating expenses:
Operating and maintenance	40,157	9,806	30,351	309.5
Selling, general and administrative	26,254	5,492	20,762	378.0
Depreciation	62,751	13,900	48,851	351.4
Amortization of intangible assets	9,999	3,209	6,790	211.6
Loss on sale/exchange of long-lived assets	349	409	(60)	(14.7)
Other operating expenses	(536)	—	(536)	100.0
Total operating expenses	138,974	32,816	106,158	323.5
Operating income	$278,593	$54,568	$224,025	410.5

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm reservation fee revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger.

Volumetric-based fee revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger as well as increased throughput.

Transmission operating expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to the timing of the completion of the Equitrans Midstream Merger.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Income Statement Items

Other operating expenses. Corporate other operating expenses decreased for both the three and nine months ended September 30, 2025 compared to the same periods in 2024 due primarily to decreased acquisition-related transaction costs.

During the three months ended September 30, 2025, we recognized approximately $21 million of transaction costs related to the Olympus Energy Acquisition compared to approximately $275 million of transaction costs related to the Equitrans Midstream Merger in the same period in 2024.

During the nine months ended September 30, 2025, we recognized approximately $25 million of transaction costs related to the Olympus Energy Acquisition compared to approximately $299 million of transaction costs related to the Equitrans Midstream Merger in the same period in 2024. In addition, during the nine months ended September 30, 2025 and 2024, we recognized net expense of approximately $134 million and $18 million, respectively, for estimated loss contingencies related to the Securities Class Action (defined in Note 13 to the Condensed Consolidated Financial Statements).

Income from investments. Income from investments increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to higher equity earnings of approximately $73 million and $30 million from our investments in the MVP Joint Venture and Laurel Mountain Midstream, LLC, respectively.

Other income. During the nine months ended September 30, 2024, we received proceeds from insurance recoveries of approximately $19 million related to the assets acquired from THQ Appalachia I, LLC and THQ-XcL Holdings I, LLC on August 22, 2023.

Loss on debt extinguishment. During the nine months ended September 30, 2025, we recognized a loss on debt extinguishment of approximately $19 million related primarily to net cash premiums paid in connection with our redemptions of senior notes of approximately $17 million as well as dealer-manager, legal and other fees related to the EQM Exchange Offers and Tender Offers (each defined in Note 7 to the Condensed Consolidated Financial Statements) of approximately $12 million, partly offset by a net gain of approximately $10 million associated with the derecognition of fair value adjustments recorded with Equitrans Midstream Merger purchase price accounting related to our current period redemptions.

Interest expense, net. Net interest expense decreased for the three months ended September 30, 2025 compared to the same period in 2024 due primarily to decreased interest expense from our borrowings under EQT's revolving credit facility, our repayment and repurchase of certain of our senior notes and our prepayment of the term loans outstanding under EQT's unsecured term loan facility (the Term Loan Facility).

Net interest expense increased for the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to increased interest expense on the senior notes to which we became obligated as a result of the Equitrans Midstream Merger, higher capitalized interest from the assets acquired in the Equitrans Midstream Merger and increased interest expense on Eureka Midstream, LLC's (Eureka) borrowings under its revolving credit facility. Such increases were partly offset by decreased interest expense from our prepayment of the Term Loan Facility, our repayment and repurchase of certain of our senior notes and our borrowings under EQT's revolving credit facility.

Income tax expense (benefit). See Note 6 to the Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased for both the three and nine months ended September 30, 2025 compared to the same periods in 2024 as a result of the Midstream Joint Venture Transaction (defined in Note 9 to the Condensed Consolidated Financial Statements), which was completed in December 2024. For the three and nine months ended September 30, 2025, we recognized net income attributable to noncontrolling interests of the Midstream Joint Venture (defined in Note 9 to the Condensed Consolidated Financial Statements) of approximately $66 million and $199 million, respectively.

In addition, for the nine months ended September 30, 2025 compared to the same period in 2024, net income attributable to noncontrolling interests in Eureka Midstream Holdings, LLC increased approximately $15 million due primarily to the timing of the completion of the Equitrans Midstream Merger.

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

Planned Capital Expenditures and Sales Volume. In the fourth quarter of 2025, we expect to spend approximately $635 million to $735 million in total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2025 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs.

In the fourth quarter of 2025, we expect our sales volume to be 550 Bcfe to 600 Bcfe, inclusive of expected curtailments.

Material Cash Requirements. We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 7 to the Condensed Consolidated Financial Statements for a summary of such contractual commitments, including maturity dates.

In addition, see "Financing Activities" below for a discussion of the Midstream Joint Venture's requirement to make distributions of available cash flow to the holder of the Midstream Joint Venture's Class B units (Class B Unitholder).

Operating Activities. Net cash provided by operating activities was approximately $4,001 million and $2,071 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was due primarily to higher cash operating revenues, lower net cash operating expenses, distributions received from our equity method investments in the MVP Joint Venture of approximately $191 million and our receipt of a tax refund. Such increases were partly offset by net cash settlements paid on derivatives in 2025 compared to net cash settlements received in 2024.

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

Investing Activities. Net cash used in investing activities was approximately $2,224 million and $2,162 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was attributable primarily to proceeds received from the First NEPA Non-Operated Asset Divestiture in 2024, partly offset by lower cash paid as consideration for the Olympus Energy Acquisition in 2025 compared to cash paid in 2024 to effect the purchase and redemption of the Equitrans Midstream preferred stock (defined in Note 11 to the Condensed Consolidated Financial Statements) and as consideration for the NEPA Gathering System Acquisition.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our capital expenditures by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Millions)
Production:
Reserve development (a)	$391	$371	$1,122	$1,283
Land and lease	51	37	100	105
Other production infrastructure	19	16	47	57
Capitalized interest, capitalized overhead and other	30	31	80	95
Total Production	491	455	1,349	1,540
Gathering	105	80	263	112
Transmission	13	10	36	10
Other corporate items	9	13	21	21
Total capital expenditures	618	558	1,669	1,683
Add (deduct): Non-cash items (b)	9	11	7	(21)
Total cash capital expenditures	$627	$569	$1,676	$1,662

(a)Capital expenditures for reserve development included capital expenditures for water infrastructure of approximately $27 million and $29 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $61 million and $59 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Financing Activities. Net cash used in financing activities was approximately $1,743 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $100 million for the same period ended 2024. For the nine months ended September 30, 2025, the primary uses of financing cash flows were the repayment and retirement of debt, payment of dividends, distributions to the Midstream Joint Venture's Class B Unitholder (see below) and net repayments of revolving credit facility borrowings. For the nine months ended September 30, 2024, the primary sources of financing cash flows were the proceeds from borrowings under EQT's revolving credit facility, proceeds from the issuance of EQT's 5.750% senior notes and proceeds from the net settlement of the Capped Call Transactions (defined in Note 7 to the Condensed Consolidated Financial Statements), and the primary uses of financing cash flows were the repayment and retirement of debt, repayment of borrowings under EQM's revolving credit facility and payment of dividends.

Pursuant to the JV Agreement (defined in Note 9 to the Condensed Consolidated Financial Statements), we, through our controlling ownership interest in the Midstream Joint Venture, expect to make distributions of available cash flow to the Midstream Joint Venture's Class B Unitholder at least quarterly. During the nine months ended September 30, 2025, the Midstream Joint Venture paid approximately $259 million of cash distributions to its Class B Unitholder. As of September 30, 2025, the remaining requirement until the Base Return (as defined in the JV Agreement) is achieved was approximately $3.44 billion. See Note 9 to the Condensed Consolidated Financial Statements.

On October 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.165 per share of EQT common stock, payable on December 1, 2025, to shareholders of record at the close of business on November 5, 2025.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of September 30, 2025.

Rating agency	Senior notes	Outlook
Moody's Investors Service, Inc. (Moody's)	Baa3	Stable
S&P Global Ratings (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB–	Stable

Changes in credit ratings may affect our access to the capital markets, the cost of short-term debt through interest rates and fees under our revolving credit facilities, the interest rate on our senior notes with adjustable rates, the rates available on new debt, our pool of investors and funding sources, the borrowing costs and margin deposit requirements on our over-the-counter (OTC) derivative instruments and credit assurance requirements, including collateral, in support of our midstream service contracts, joint venture arrangements or construction contracts. Margin deposits on our OTC derivative instruments are also subject to factors other than credit rating, such as natural gas prices and credit thresholds set forth in the agreements between us and our hedging counterparties.

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's revolving credit facility and Eureka's revolving credit facility, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of September 30, 2025, we were in compliance with all provisions and covenants under our debt agreements.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's revolving credit facility and Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of October 15, 2025. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q4 2025 (a)	Q1 2026	Q2 2026	Q3 2026	Q4 2026	Q1 2027
Hedged Volume (MMDth)	332	80	31	29	27	9
Hedged Volume (MMDth/d)	3.6	0.9	0.3	0.3	0.3	0.1
Swaps – Short
Volume (MMDth)	95	—	—	—	—	—
Avg. Price ($/Dth)	$3.28	$—	$—	$—	$—	$—
Calls – Short
Volume (MMDth)	189	80	31	29	27	9
Avg. Strike ($/Dth)	$5.34	$5.77	$4.22	$4.17	$4.35	$4.25
Puts – Long
Volume (MMDth)	237	80	31	29	27	9
Avg. Strike ($/Dth)	$3.35	$3.79	$3.31	$3.29	$3.40	$3.30
Option Premiums
Cash Settlement of Deferred Premiums (millions)	$(45)	$—	$—	$—	$—	$—

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

A hypothetical decrease of 10% in the NYMEX natural gas price on September 30, 2025 and December 31, 2024 would increase the fair value of our natural gas derivative commodity instruments by approximately $89 million and $283 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on September 30, 2025 and December 31, 2024 would decrease the fair value of our natural gas derivative commodity instruments by approximately $75 million and $340 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on September 30, 2025 and December 31, 2024 to our natural gas derivative commodity instruments as of September 30, 2025 and December 31, 2024 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Changes in market interest rates affect the amount of interest we earn on cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under EQT's and Eureka's revolving credit facilities. In addition, changes in Eureka's consolidated leverage ratio as a result of Eureka's liquidity needs, operating results or distributions to its members affect the interest rate Eureka pays on borrowings under its revolving credit facility. None of the interest we pay on EQT's senior notes fluctuates based on changes to market interest rates. A 1% increase in interest rates for the borrowings under EQT's and Eureka's revolving credit facilities during the nine months ended September 30, 2025 would have increased interest expense, excluding amounts attributable to noncontrolling interests, by approximately $2 million.

Interest rates for EQT's revolving credit facility and EQT's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to EQT's senior notes by Moody's, S&P and Fitch. Interest rates for EQT's other outstanding senior notes do not fluctuate based on changes to the credit ratings assigned to EQT's senior notes by Moody's, S&P and Fitch. For a discussion of credit rating downgrade risk, see "Risk Factors – Our operations have substantial capital requirements, and we may not be able to obtain needed capital or financing on satisfactory terms" in EQT's Annual Report on Form 10-K for the year ended December 31, 2024. Changes in interest rates affect the fair value of our fixed rate debt. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our debt and Note 5 to the Condensed Consolidated Financial Statements for a discussion of fair value measurements, including the fair value measurement of our debt.

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

Approximately 42%, or $100 million, of our OTC derivative contracts outstanding at September 30, 2025 had a positive fair value. Approximately 20%, or $93 million, of our OTC derivative contracts outstanding at December 31, 2024 had a positive fair value.

As of September 30, 2025, we were not in default under any derivative contracts and had no knowledge of default by any counterparty to our derivative contracts. During the three months ended September 30, 2025, we made no adjustments to the fair value of our derivative contracts due to credit related concerns outside of the normal non-performance risk adjustment included in our established fair value procedure. We monitor market conditions that may impact the fair value of our derivative contracts.

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

As of September 30, 2025, no one lender of the large group of financial institutions in the syndicate for EQT's revolving credit facility held more than 10% of the financial commitments thereunder. In addition, as of September 30, 2025, no one lender of the large group of financial institutions in the syndicate for Eureka's revolving credit facility held more than 11% of the financial commitments thereunder. The large syndicate group and relatively low percentage of participation by each lender are expected to limit our exposure to disruption or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. During the third quarter of 2025, we completed the Olympus Energy Acquisition and are in the process of integrating the acquired assets into our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls.

Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed below, there are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2024 and in the "Legal Proceedings" section of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025.

Environmental Proceedings

Rager Mountain Storage Field Venting, Jackson Township, Pennsylvania. On November 6, 2022, Equitrans Midstream Corporation (Equitrans Midstream) became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.'s Rager Mountain natural gas storage facility (the Rager Mountain Facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania. Venting at the Rager Mountain Facility was halted on November 19, 2022. Since the time of the incident, the Pennsylvania Department of Environmental Protection (PADEP) has concluded its investigation and the Pipeline and Hazardous Materials Safety Administration (PHMSA) and other investigators are continuing to conduct civil and criminal investigations of the incident, and we are cooperating in such investigations.

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

We plan to continue working with the PHMSA, pursuant to the consent order between the PHSMA and Equitrans Midstream, regarding the remaining two disconnected wells at the Rager Mountain Facility. On October 17, 2025, the PHMSA issued a Notice of Probable Violation and Proposed Civil Penalty pertaining to this matter, pursuant to which the PHMSA recommended assessing a civil penalty of $939,000. We expect that the resolution of this matter, including the payment of the civil penalty, will not have a material adverse impact on our financial condition, results of operations or liquidity.

Additionally, on July 24, 2025, the Pennsylvania Fifty-First Statewide Investigating Grand Jury returned four criminal charges against Equitrans L.P., consisting of one violation of the Air Pollution Control Act (35 P.S. 4009(b)(1)), and three violations of the Clean Streams Law (35 P.S. 691.602(b); 35 P.S. 691.401; and 35 P.S. 691.611). All charges are second degree misdemeanors. In its complaint (the Rager Complaint), the Commonwealth of Pennsylvania alleges that from November 6, 2022, to November 19, 2022, Equitrans L.P. negligently caused air pollution and brine water to emit and discharge into the air, groundwater, and wetlands around the George L. Reade #1 Well, without first obtaining a permit from the PADEP. The Rager Complaint carries the possibility of a monetary sanction, that if imposed could result in a fine in excess of $300,000; however, we expect that the resolution of this matter will not have a material adverse impact on our financial condition, results of operations or liquidity.

Plugging and Abandoning of Wells at the Holbrook Storage Reservoir, Center Township, Pennsylvania. One of our wholly-owned subsidiaries, EQT Gathering, LLC, is the owner of fifteen inactive storage wells within the Holbrook storage reservoir located in Center Township, Pennsylvania. The wells have been inactive since 2021. On June 10, 2024, we were notified by the PADEP of alleged violations of the 2012 Oil and Gas Act, which requires wells located in Pennsylvania which are inactive for a period of twelve months to be reported to the PADEP as "inactive" and plugged. On August 22, 2025, we entered into an agreement with the PADEP, pursuant to which we agreed to plug the inactive wells in accordance with the 2012 Oil and Gas Act and resolve this matter, and in connection therewith, we have been assessed a monetary penalty of $290,000. The full amount of the monetary penalty was paid on September 19, 2025 and this matter is now closed.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the third quarter of 2025.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of EQT's outstanding common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of EQT's outstanding common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. Repurchases under the Share Repurchase Program may be made from time to time in amounts and at prices we deem appropriate and will be subject to a variety of factors, including the market price of EQT's common stock, general market and economic conditions, applicable legal requirements and other considerations. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of EQT's common stock, general market and economic conditions, applicable legal requirements and other considerations. As of September 30, 2025, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended September 30, 2025, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
2.01+	Agreement and Plan of Merger, dated March 10, 2024, among EQT Corporation, Humpty Merger Sub Inc., Humpty Merger Sub LLC and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-3551) filed on March 11, 2024.
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through October 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on October 20, 2025.
4.01	Registration Rights Agreement, dated July 1, 2025, by and among EQT Corporation and certain security holders thereof party thereto, including Olympus Energy Holdings LLC, HNP Holdco LP and HNP Holdco II LLC.	Incorporated herein by reference to Exhibit 4.3 to Form S-3ASR Registration Statement (333-288464) filed on July 2, 2025.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

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
 Date:  October 22, 2025