Form 10-Q
period 2026-03-31
EQT Corp
filed 2026-04-22
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of April 14, 2026: 625,478

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,439,935	$2,244,727
Loss on derivatives	(238,269)	(678,919)
Pipeline and other	177,070	174,042
Total operating revenues	3,378,736	1,739,850
Operating expenses:
Transportation and processing	400,339	378,209
Production	115,178	88,438
Operating and maintenance	54,868	47,297
Exploration	430	1,051
Selling, general and administrative	95,751	91,464
Depreciation, depletion and amortization	654,792	620,775
(Gain) loss on sale/exchange of long-lived assets	(25)	231
Impairment and expiration of leases	3,823	2,661
Other operating expenses	17,620	13,474
Total operating expenses	1,342,776	1,243,600
Operating income	2,035,960	496,250
Income from investments	(77,509)	(26,462)
Other income	(118)	(623)
Loss on debt extinguishment	29,528	11,680
Interest expense, net	96,777	117,569
Income before income taxes	1,987,282	394,086
Income tax expense	433,352	78,668
Net income	1,553,930	315,418
Less: Net income attributable to noncontrolling interests	66,701	73,279
Net income attributable to EQT Corporation	$1,487,229	$242,139

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	625,136	597,976
Net income attributable to EQT Corporation	$2.38	$0.40
Diluted (Note 10):
Weighted average common stock outstanding	629,209	602,838
Net income attributable to EQT Corporation	$2.36	$0.40

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Net income	$1,553,930	$315,418
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax (expense) benefit of $(178) and $29	294	37
Comprehensive income	1,554,224	315,455
Less: Comprehensive income attributable to noncontrolling interests	66,701	73,279
Comprehensive income attributable to EQT Corporation	$1,487,523	$242,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$326,568	$110,795
Accounts receivable (less allowance for credit losses: $3,155 and $3,088)	953,314	1,457,959
Derivative instruments, at fair value	184,021	202,390
Prepaid expenses and other	92,811	124,007
Total current assets	1,556,714	1,895,151

Property, plant and equipment	49,068,468	48,472,497
Less: Accumulated depreciation and depletion	15,539,949	14,914,689
Net property, plant and equipment	33,528,519	33,557,808

Investments in unconsolidated entities	3,915,646	3,630,577
Net intangible assets	196,793	200,486
Goodwill	2,062,462	2,062,462
Other assets	432,144	446,390
Total assets	$41,692,278	$41,792,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$507,547	$507,119
Accounts payable	1,414,889	1,367,431
Derivative instruments, at fair value	64,166	137,299
Accrued interest	87,601	137,505
Other current liabilities	291,559	335,487
Total current liabilities	2,365,762	2,484,841

Revolving credit facility borrowings	271,000	360,000
Senior notes	5,213,864	6,933,209
Deferred income taxes	3,882,284	3,472,010
Asset retirement obligations and other liabilities	1,172,319	1,182,666
Total liabilities	12,905,229	14,432,726

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 625,475 and 624,076	19,497,503	19,517,761
Retained earnings	5,623,137	4,237,089
Accumulated other comprehensive loss	(1,879)	(2,173)
Total common shareholders' equity	25,118,761	23,752,677
Noncontrolling interests in consolidated subsidiaries	3,668,288	3,607,471
Total equity	28,787,049	27,360,148
Total liabilities and equity	$41,692,278	$41,792,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Cash flows from operating activities:
Net income	$1,553,930	$315,418
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	410,399	72,223
Depreciation, depletion and amortization	654,792	620,775
(Gain) loss on sale/exchange of long-lived assets	(25)	231
Impairment and expiration of leases	3,823	2,661
Income from investments	(77,509)	(26,462)
Loss on debt extinguishment	29,528	11,680
Share-based compensation expense	18,602	14,768
Distributions from equity method investments	47,034	66,562
Other	5,598	1,979
Loss on derivatives	238,269	678,919
Net cash settlements paid on derivatives	(303,662)	(91,986)
Changes in other assets and liabilities:
Accounts receivable	507,020	(90,846)
Accounts payable	39,674	153,220
Other current assets	22,914	51,143
Other items, net	(95,340)	(39,118)
Net cash provided by operating activities	3,055,047	1,741,167
Cash flows from investing activities:
Capital expenditures	(598,505)	(499,649)
Cash paid for acquisitions	—	(10,000)
Net cash received (paid) for sale/exchange of assets	104	(6,449)
Cash paid for acquisitions of additional interests in equity method investments	(215,152)	—
Capital contributions to equity method investments	(27,883)	(17,946)
Other investing activities	(1,000)	—
Net cash used in investing activities	(842,436)	(534,044)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	950,000	1,424,000
Repayment of revolving credit facility borrowings	(1,039,000)	(1,609,800)
Repayment and retirement of debt	(1,730,029)	(739,554)
Net premiums paid on debt extinguishment	(21,290)	(10,461)
Dividends paid	(103,070)	(94,097)
Contributions from noncontrolling interests	98,357	—
Distributions to noncontrolling interests	(104,241)	(44,729)
Cash paid for taxes to net settle share-based incentive awards	(45,747)	(50,242)
Other financing activities	(1,818)	(2,569)
Net cash used in financing activities	(1,996,838)	(1,127,452)
Net change in cash and cash equivalents	215,773	79,671
Cash and cash equivalents at beginning of period	110,795	202,093
Cash and cash equivalents at end of period	$326,568	$281,764
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			242,139		73,279	315,418
Other postretirement benefits liability adjustment, net of tax benefit of $29				37		37
Dividends ($0.1575 per share)			(91,331)			(91,331)
Share-based compensation plans	1,716	(30,968)				(30,968)
Distributions to noncontrolling interests					(68,646)	(68,646)
Other		375			248	623
Balance at March 31, 2025	598,586	$17,984,118	$2,736,046	$(2,284)	$3,685,389	$24,403,269

Balance at January 1, 2026	624,076	$19,517,761	$4,237,089	$(2,173)	$3,607,471	$27,360,148
Comprehensive income, net of tax:
Net income			1,487,229		66,701	1,553,930
Other postretirement benefits liability adjustment, net of tax expense of $178				294		294
Dividends ($0.165 per share)			(101,181)			(101,181)
Share-based compensation plans	1,399	(20,258)				(20,258)
Contributions from noncontrolling interests					98,357	98,357
Distributions to noncontrolling interests					(104,241)	(104,241)
Balance at March 31, 2026	625,475	$19,497,503	$5,623,137	$(1,879)	$3,668,288	$28,787,049

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

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the Company's financial position as of March 31, 2026 and December 31, 2025 and results of operations, cash flows and changes in equity for the three months ended March 31, 2026 and 2025.

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date. For further information, refer to the Consolidated Financial Statements and accompanying notes in EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation and Noncontrolling Interests. The Condensed Consolidated Financial Statements include the accounts of EQT and all subsidiaries, ventures and partnerships in which EQT directly or indirectly owns a controlling interest and variable interest entities for which EQT is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation. The Company records noncontrolling interests in its Condensed Consolidated Financial Statements for any non-wholly owned consolidated subsidiary. See Note 9 for additional information on the Company's consolidation of the Midstream Joint Venture (defined in Note 9) and the allocation of the Midstream Joint Venture's income.

Reclassification. Certain previously reported amounts have been reclassified to conform to the current period's presentation. In addition, as discussed further in Note 2, effective December 31, 2025, the Company renamed its previously reported "Production" segment as the "Upstream" segment.

Supplemental Cash Flow Information. The following table summarizes net cash paid for interest and income taxes and non-cash activity included in the Statements of Condensed Consolidated Cash Flows.

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Cash paid during the period for:
Interest, net of amount capitalized	$141,614	$142,352
Income taxes, net	3,210	218

Non-cash activity during the period for:
Capitalization of non-cash equity share-based compensation	$6,885	$4,506
Increase in asset retirement costs and obligations	1,855	2,534
Increase in right-of-use assets and lease liabilities, net	1,753	5,095
Distribution payable to noncontrolling interests	—	23,917

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

Effective December 31, 2025, the Company renamed its previously reported "Production" segment as the "Upstream" segment to better align with the nature of the Company's operations and the Company's internal reporting framework. This change had no impact on the structure of the Company's internal organization, including the composition of its reportable segments.

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

The accounting policies of the Company's segments are the same as those described in Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Items that are managed on a consolidated basis, including cash and cash equivalents, debt, income taxes and amounts related to the Company's corporate function, and items related to the Company's energy transition initiatives have not been allocated to the Company's reportable segments. These items are presented as "Other."

The Company's chief operating decision maker (the CODM), Toby Z. Rice, President and Chief Executive Officer, evaluates performance of, and allocates resources to, the Company's reportable segments using a profitability metric of operating income. The CODM compares each segment's operating income and return on assets when evaluating performance of the Company's reportable segments and considers actual-to-forecast variances in operating income when allocating capital and personnel to the Company's reportable segments. For the Company's Transmission segment, the CODM also reviews equity earnings recognized from, and the carrying value of, the Company's investment in the MVP Joint Venture.

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

	Three Months Ended March 31, 2026
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,439,935	$—	$—	$3,439,935	$—	$3,439,935
Loss on derivatives	(238,269)	—	—	(238,269)	—	(238,269)
Pipeline and other	4,773	334,975	161,452	501,200	(324,130)	177,070
Total operating revenues	3,206,439	334,975	161,452	3,702,866	(324,130)	3,378,736
Operating expenses (a):
Transportation and processing	724,479	—	—	724,479	(324,140)	400,339
Production	115,178	—	—	115,178	—	115,178
Operating and maintenance	—	42,111	12,757	54,868	—	54,868
Exploration	430	—	—	430	—	430
Selling, general and administrative	55,048	18,746	7,678	81,472	14,279	95,751
Depreciation, depletion and amortization	567,706	55,815	24,995	648,516	6,276	654,792
Gain on sale/exchange of long-lived assets	(25)	—	—	(25)	—	(25)
Impairment and expiration of leases	3,823	—	—	3,823	—	3,823
Other operating expenses	13,524	35	—	13,559	4,061	17,620
Total operating expenses	1,480,163	116,707	45,430	1,642,300	(299,524)	1,342,776
Operating income (loss)	$1,726,276	$218,268	$116,022	$2,060,566	$(24,606)	$2,035,960

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2025
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$2,244,727	$—	$—	$2,244,727	$—	$2,244,727
Loss on derivatives	(678,919)	—	—	(678,919)	—	(678,919)
Pipeline and other	3,475	335,313	146,271	485,059	(311,017)	174,042
Total operating revenues	1,569,283	335,313	146,271	2,050,867	(311,017)	1,739,850
Operating expenses (a):
Transportation and processing	688,600	—	—	688,600	(310,391)	378,209
Production	88,438	—	—	88,438	—	88,438
Operating and maintenance	—	36,309	10,988	47,297	—	47,297
Exploration	1,051	—	—	1,051	—	1,051
Selling, general and administrative	48,670	15,397	9,419	73,486	17,978	91,464
Depreciation, depletion and amortization	543,494	49,424	23,203	616,121	4,654	620,775
Loss on sale/exchange of long-lived assets	184	—	47	231	—	231
Impairment and expiration of leases	2,661	—	—	2,661	—	2,661
Other operating expenses	4,399	2,982	(536)	6,845	6,629	13,474
Total operating expenses	1,377,497	104,112	43,121	1,524,730	(281,130)	1,243,600
Operating income (loss)	$191,786	$231,201	$103,150	$526,137	$(29,887)	$496,250

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of total segment operating income to consolidated income before income taxes.

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Total segment operating income	$2,060,566	$526,137
Less:
Intersegment eliminations	—	(702)
Unallocated amounts:
Other revenues	(10)	76
Corporate selling, general and administrative	14,279	17,978
Corporate depreciation and amortization	6,276	4,654
Corporate other operating expenses	4,061	6,629
Income from investments (a)	(77,509)	(26,462)
Other income	(118)	(623)
Loss on debt extinguishment	29,528	11,680
Interest expense, net	96,777	117,569
Income before income taxes	$1,987,282	$394,086

(a)For the three months ended March 31, 2026 and 2025, income from investments included $56.2 million and $24.4 million, respectively, of equity earnings from the Company's investment in the MVP Joint Venture.

Total segment assets. The following table presents information about segment assets. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets.

	Upstream	Gathering	Transmission	Total Segment

	(Thousands)
March 31, 2026
Investment in the MVP Joint Venture	$—	$—	$3,775,490	$3,775,490
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	23,664,719	8,711,057	2,863,873	35,239,649
Total assets	$23,664,719	$8,711,057	$7,871,146	$40,246,922

March 31, 2025
Investment in the MVP Joint Venture	$—	$—	$3,496,093	$3,496,093
Goodwill	—	—	1,235,849	1,235,849
Other segment assets	22,407,139	8,229,273	2,902,197	33,538,609
Total assets	$22,407,139	$8,229,273	$7,634,139	$38,270,551

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of total segment assets to consolidated total assets.

	March 31,
	2026	2025

	(Thousands)
Total segment assets	$40,246,922	$38,270,551
Intersegment eliminations	(203,432)	(252,724)
Unallocated amounts:
Cash and cash equivalents	326,568	281,764
Income tax receivable	10,075	92,349
Other property, plant and equipment, at cost less accumulated depreciation	110,486	92,994
Goodwill	830,679	830,677
Other	370,980	387,753
Total assets	$41,692,278	$39,703,364

Total segment capital expenditures. The following table presents information about segment capital expenditures.

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Upstream	$499,258	$408,755
Gathering	91,454	72,104
Transmission	11,111	12,627
Total segment capital expenditures	601,823	493,486
Other corporate items	6,013	3,958
Total capital expenditures	$607,836	$497,444

3.    Revenue from Contracts with Customers

Sales of natural gas, NGLs and oil. Under the Company's natural gas, NGLs and oil sales contracts, the Company generally considers the delivery of each unit (million British thermal units (MMBtu) or barrel (Bbl)) to be a separate performance obligation. These performance obligations are satisfied at a point in time upon delivery to the designated sales point, at which time control transfers to the customer. Sales of natural gas, NGLs and oil presented in the Statements of Condensed Consolidated Operations represent the Company's share of revenues net of royalties and exclude revenue interests owned by others. When selling natural gas, NGLs and oil on behalf of royalty or working interest owners, the Company acts as an agent and reports the revenue on a net basis.

Pipeline revenue. The Company provides gathering, transmission and storage services under firm and interruptible service contracts. Firm service contracts generally require the customer to pay a firm reservation fee, which is a fixed, monthly fee to reserve an agreed-upon amount of pipeline or storage capacity regardless of whether the customer uses the capacity. The Company recognizes firm reservation fee revenue evenly over the contract period as it satisfies its stand-ready obligation to provide capacity. Revenue from volumetric-based fees is recognized as services are performed based on volumes gathered, transported or stored, and the amount invoiced generally corresponds to the value of the Company's performance. Interruptible service contracts require the customer to pay volumetric-based fees and generally do not guarantee access to the pipeline or storage facility. Certain gathering agreements include minimum volume commitments (MVCs), for which revenue is recognized when the performance obligation is satisfied.

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

	Three Months Ended March 31,
	2026	2025

	(Thousands)
Revenues from contracts with customers:
Upstream sales
Natural gas	$3,254,350	$2,049,950
NGLs	157,109	173,816
Oil	28,476	20,961
Sales of natural gas, NGLs and oil	3,439,935	2,244,727

Gathering pipeline revenue
Firm reservation fees	163,082	166,691
Volumetric-based fees	171,893	168,622
Total Gathering pipeline revenue	334,975	335,313

Transmission pipeline revenue
Firm reservation fees	126,627	117,852
Volumetric-based fees	34,825	28,419
Total Transmission pipeline revenue	161,452	146,271

Intersegment eliminations and other	(324,130)	(311,017)
Total revenues from contracts with customers (a)	3,612,232	2,415,294

Other sources of revenue:
Loss on derivatives	(238,269)	(678,919)
Other revenues	4,773	3,475
Total other sources of revenue	(233,496)	(675,444)

Total operating revenues	$3,378,736	$1,739,850

(a)For revenue from contracts with customers for which the Company had satisfied its performance obligations and held an unconditional right to consideration, the Company recorded accounts receivable of $796.1 million and $1,159.0 million as of March 31, 2026 and December 31, 2025, respectively.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of March 31, 2026. The table excludes contracts that qualified for the exception to the relative standalone selling price method as of March 31, 2026.

	2026 (a)	2027	2028	2029	2030	Thereafter	Total

	(Thousands)
Upstream natural gas sales	$5,750	$3,984	$—	$—	$—	$—	$9,734

Gathering firm reservation fee revenue:
Third-party	72,226	85,998	85,998	85,998	85,998	287,261	703,479
Affiliate	76,391	101,508	97,701	97,701	103,977	1,403,698	1,880,976
Total	148,617	187,506	183,699	183,699	189,975	1,690,959	2,584,455

Gathering revenues from MVCs:
Third-party	78,856	95,023	86,306	73,054	62,356	135,238	530,833
Affiliate	303,002	410,621	411,740	410,621	408,322	1,634,128	3,578,434
Total	381,858	505,644	498,046	483,675	470,678	1,769,366	4,109,267

Transmission firm reservation fee revenue:
Third-party	129,213	178,053	172,128	169,513	166,000	661,141	1,476,048
Affiliate	198,123	262,637	260,776	260,444	260,445	1,704,604	2,947,029
Total	327,336	440,690	432,904	429,957	426,445	2,365,745	4,423,077

Total remaining performance obligations	$863,561	$1,137,824	$1,114,649	$1,097,331	$1,087,098	$5,826,070	$11,126,533

(a)April 1 through December 31.

As of March 31, 2026, based on total projected contractual revenues, the Company's firm gathering contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 13 years for affiliate contracts.

As of March 31, 2026, based on total projected contractual revenues, the Company's firm transmission and storage contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 12 years for affiliate contracts.

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

The derivative commodity instruments used by the Company are primarily swap, collar and option agreements. These agreements may result in payments to, or receipt of payments from, counterparties based on the differential between two prices for the commodity. The Company uses these agreements to hedge its New York Mercantile Exchange (NYMEX) and basis exposure. The Company may also use other contractual agreements when executing its commodity hedging strategy. The Company typically enters into over-the-counter (OTC) derivative commodity instruments with financial institutions, and the creditworthiness of all counterparties is regularly monitored.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 850 billion cubic feet (Bcf) of natural gas and 4,710 thousand barrels (Mbbl) of NGLs as of March 31, 2026 and approximately 945 Bcf of natural gas and 4,022 Mbbl of NGLs as of December 31, 2025. The open positions at both March 31, 2026 and December 31, 2025 had maturities extending through December 2030.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of March 31, 2026, EQT's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of March 31, 2026, none of the Company's OTC derivative instruments with credit rating risk-related contingent features were in a net liability position. As of December 31, 2025, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $4.4 million, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both March 31, 2026 and December 31, 2025, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of March 31, 2026 and December 31, 2025, there was $32.4 million and $36.8 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
March 31, 2026
Asset derivative instruments, at fair value	$184,021	$(39,188)	$—	$144,833
Liability derivative instruments, at fair value	64,166	(39,188)	(32,432)	(7,454)

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$(79,250)	$—	$123,140
Liability derivative instruments, at fair value	137,299	(79,250)	(36,810)	21,239

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

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
March 31, 2026
Asset derivative instruments, at fair value	$184,021	$10,503	$173,518	$—
Liability derivative instruments, at fair value	64,166	6,648	57,518	—

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$43,200	$159,190	$—
Liability derivative instruments, at fair value	137,299	39,164	98,135	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of March 31, 2026 and December 31, 2025, the Company's senior notes had a fair value of approximately $5.9 billion and $7.7 billion, respectively, and a carrying value of approximately $5.7 billion and $7.4 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

The Company recognizes transfers between Levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2 and 3 during the periods presented.

See Note 8 for a discussion of the fair value measurement of the Company's investment in the Investment Fund (defined in Note 8). See Note 1 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the fair value measurement and impairment assessments of the Company's property, plant and equipment, investments in unconsolidated entities, net intangible assets, goodwill and asset retirement obligations.

6.    Income Taxes

For the three months ended March 31, 2026 and 2025, the Company calculated its provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the three months ended March 31, 2026.

The Midstream Joint Venture and Eureka Midstream Holdings, LLC (Eureka Holdings) are treated as partnerships for tax purposes. As a result, income attributable to noncontrolling interests is included in pre-tax income but not subject to income tax expense, which impacts the Company's effective tax rate.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense at an effective tax rate of 21.8% and 20.0%, respectively. The Company's effective tax rate for the three months ended March 31, 2026 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes net of valuation allowances, partly offset by income attributable to noncontrolling interests. The Company's effective tax rate for the three months ended March 31, 2025 was lower compared to the U.S. federal statutory rate primarily as a result of income attributable to noncontrolling interests and excess tax benefits from share-based payments, partly offset by state taxes.

7.    Debt

The table below summarizes the Company's outstanding debt.

	March 31, 2026		December 31, 2025
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2030	$—	$—	$75,000	$75,000
Eureka's revolving credit facility maturing November 13, 2027	271,000	271,000	285,000	285,000
EQT's senior notes and debentures:
3.125% notes due May 15, 2026	392,915	392,713	392,915	392,409
7.75% debentures due July 15, 2026	115,000	114,834	115,000	114,710
6.500% notes due July 1, 2027	—	—	344,921	346,255
3.900% notes due October 1, 2027	533,809	533,067	936,158	934,640
5.700% notes due April 1, 2028	500,000	495,471	500,000	494,905
5.500% notes due July 15, 2028	45,225	45,107	45,225	45,060
5.00% notes due January 15, 2029	318,494	316,614	318,494	316,448
4.50% notes due January 15, 2029	299,560	290,660	734,583	710,802
6.375% notes due April 1, 2029	48,989	49,489	596,725	602,840
7.000% notes due February 1, 2030 (b)	674,800	672,418	674,800	672,263
7.500% notes due June 1, 2030	494,086	521,127	494,086	522,749
4.75% notes due January 15, 2031	1,090,218	1,046,385	1,090,218	1,044,098
3.625% notes due May 15, 2031	435,165	431,665	435,165	431,496
5.750% notes due February 1, 2034	750,000	743,788	750,000	743,589
6.500% notes due July 15, 2048	67,196	68,073	67,196	68,064
Total debt	6,036,457	5,992,411	7,855,486	7,800,328
Less: Current portion of debt (c)	507,915	507,547	507,915	507,119
Long-term debt	$5,528,542	$5,484,864	$7,347,571	$7,293,209

(a)For EQT's and Eureka's revolving credit facilities, the principal value represents carrying value. For all other debt, the principal value less any applicable unamortized debt issuance costs, debt discounts and fair value adjustments represents carrying value.
(b)Interest rates for EQT's 7.000% senior notes fluctuate based on changes to the credit ratings assigned to EQT's senior notes by Moody's, S&P and Fitch. For all other senior notes, interest rates do not fluctuate.
(c)As of both March 31, 2026 and December 31, 2025, the current portion of debt included EQT's 3.125% senior notes and 7.75% debentures.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the three months ended March 31, 2026.

Debt Tranche	Principal	Premiums Paid (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.500% notes due July 1, 2027 (a)	$344,921	$5,695	$5,293	$355,909
3.900% notes due October 1, 2027 (b)	402,349	(2,350)	7,628	407,627
4.50% notes due January 15, 2029 (b)	435,023	(309)	3,861	438,575
6.375% notes due April 1, 2029 (b)	547,736	17,550	16,974	582,260
Total	$1,730,029	$20,586	$33,756	$1,784,371

(a)On March 10, the Company issued a notice of full redemption to holders of EQT's outstanding 6.500% senior notes due July 1, 2027, and, on March 26, 2026, the Company redeemed such notes in full.
(b)On March 10, 2026, the Company announced the commencement of a tender offer to purchase for cash (the Tender Offer) certain of its outstanding senior notes. On March 26, 2026, the Company settled the Tender Offer, repurchasing approximately $1.4 billion aggregate principal amount of EQT's senior notes.

EQT's Revolving Credit Facility. EQT has a $3.5 billion revolving credit facility.

As of both March 31, 2026 and December 31, 2025, the Company had approximately $2 million of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended March 31, 2026 and 2025, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $530 million and $566 million, respectively, the average daily balance was approximately $103 million and $208 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.3% and 5.9%, respectively. For both the three months ended March 31, 2026 and 2025, EQT incurred commitment fees of 20 basis points on the undrawn portion of its revolving credit facility.

As of March 31, 2026, EQT was in compliance with all provisions and covenants of the credit agreement governing EQT's revolving credit facility.

Eureka's Revolving Credit Facility. Through its controlling interest in Eureka Holdings, the Company consolidates Eureka's $400 million senior secured revolving credit facility.

As of both March 31, 2026 and December 31, 2025, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three months ended March 31, 2026 and 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $285 million and $321 million, respectively, the average daily balance was approximately $282 million and $311 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.3% and 7.2%, respectively. For the three months ended March 31, 2026 and 2025, Eureka incurred commitment fees of 32.5 and 50 basis points, respectively, on the undrawn portion of its revolving credit facility.

As of March 31, 2026, Eureka was in compliance with all provisions and covenants of the credit agreement governing Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	March 31, 2026		December 31, 2025
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
		(Thousands)		(Thousands)
MVP Joint Venture (a):
MVP A	53.2%	$3,314,179	49.3%	$3,097,754
MVP B	47.2%	64,846	47.2%	42,420
MVP C	53.2%	396,465	49.3%	374,629
Total MVP Joint Venture		3,775,490		3,514,803

Laurel Mountain Midstream, LLC (b)	31.0%	48,882	31.0%	47,037
Other		42,400		35,724
Total		$3,866,772		$3,597,564

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
(b)Laurel Mountain Midstream, LLC is a midstream company formed as a joint venture among the Company, Williams Companies Inc. and certain other energy companies for the purpose of owning and operating gathering and processing assets.

MVP A. Series A of the MVP Joint Venture (MVP A) was formed for the purpose of constructing and owning the Mountain Valley Pipeline (MVP Mainline). As of March 31, 2026, MVP A's members consisted of the Midstream Joint Venture and affiliates of each of NextEra Energy, Inc. (NextEra), AltaGas Ltd. (AltaGas), RGC Resources, Inc. (RGC) and VED NPI IV, LLC (Vega). See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

MVP Mainline is a 303-mile long, 42-inch diameter natural gas interstate pipeline with a total capacity of 2.0 Bcf per day that spans from the Company's transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia and is regulated by the FERC. MVP Mainline entered into service on June 14, 2024 and commenced long-term firm capacity obligations on July 1, 2024.

MVP B. Series B of the MVP Joint Venture (MVP B) was formed for the purpose of constructing and owning the MVP Southgate project (MVP Southgate). As of March 31, 2026, MVP B's members consisted of the Company and affiliates of NextEra, AltaGas and RGC.

MVP Southgate is an interstate pipeline project that, as amended, is expected to extend approximately 31 miles from the terminus of MVP Mainline in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe, with a projected capacity of 0.55 Bcf per day.

On February 3, 2025, the MVP Joint Venture filed an application with the FERC seeking to amend its existing Certificate of Public Convenience and Necessity to reflect the amended project. On December 18, 2025, the FERC approved the amended certificate, and on March 23, 2026, the FERC authorized the MVP Joint Venture to proceed with construction of the MVP Southgate facilities in Virginia. Pending receipt of remaining regulatory approvals, MVP Southgate is expected to be placed into service by mid-2028.

MVP Southgate is estimated to have a total cost of approximately $370 million to $430 million, excluding allowance for funds used during construction (AFUDC) and certain costs incurred for the originally certificated project. The Company will fund its proportionate share through capital contributions to MVP B.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the MVP Joint Venture's limited liability company agreement (the MVP LLC Agreement), the Company is required to provide performance assurance for MVP Southgate, which may take the form of a guarantee from the Company (as a Qualified Guarantor, as defined in the MVP LLC Agreement), a letter of credit or cash collateral. In July 2025, the Company issued a performance guarantee of approximately $14.2 million for MVP Southgate. Following the FERC's authorization to proceed with construction of the MVP Southgate facilities in Virginia, this guarantee was terminated and replaced with a performance assurance requirement equal to 33% of the Company's proportionate share of the remaining capital commitments under MVP Southgate's then-most-recently approved construction budget. In April 2026, the Company issued a performance guarantee of $38.2 million in satisfaction of this requirement.

MVP C. Series C of the MVP Joint Venture (MVP C) was formed on November 1, 2025 for the purpose of constructing and owning certain assets associated with the MVP Boost project (MVP Boost). As of March 31, 2026, MVP C's members consisted of the Company and affiliates of NextEra, AltaGas, RGC and Vega. See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

MVP Boost is a contemplated project to add compression to MVP Mainline, which is expected to increase the capacity on MVP Mainline by 0.6 Bcf per day. As designed, MVP Boost would add compression at three existing compressor stations in West Virginia and construct a new compressor station in Montgomery County, Virginia.

On October 23, 2025, the MVP Joint Venture filed an application with the FERC for authorization to construct MVP Boost. Pending receipt of regulatory approvals, MVP Boost is expected to be placed into service by mid-2028. MVP Boost is estimated to have a total cost of approximately $400 million to $540 million, excluding AFUDC. The Company will fund its proportionate share through capital contributions to MVP C.

Under the MVP LLC Agreement, the Company is required to provide performance assurance for MVP Boost, which may take the form of a guarantee from the Company (as a Qualified Guarantor), a letter of credit or cash collateral. In November 2025, the Company issued a performance guarantee of approximately $14.8 million for MVP Boost. In April 2026, as a result of the MVP C Interest Acquisition (defined below), the Company amended its existing performance guarantee, increasing the amount to $16.0 million. Following the FERC's initial authorization to proceed with construction of MVP Boost, the Company's existing MVP Boost performance guarantee will be terminated, and the Company will be required to provide performance assurance equal to 33% of its proportionate share of the remaining capital commitments under MVP Boost's then-most-recently approved construction budget.

MVP A and MVP C Interest Acquisitions. On March 30, 2026, the Company completed its acquisition of an approximately 3.94% interest in MVP A (the MVP A Interest Acquisition) and an approximately 3.94% interest in MVP C (the MVP C Interest Acquisition and, together with the MVP A Interest Acquisition, the MVP A and MVP C Interest Acquisitions) from an affiliate of Con Edison Gas Pipeline and Storage, LLC (ConEd) pursuant to a preferential buy-out right under the MVP LLC Agreement. Total consideration, excluding transaction costs, was $213.9 million, consisting of $198.3 million for the MVP A Interest Acquisition and $15.6 million for the MVP C Interest Acquisition. The MVP A and MVP C Interest Acquisitions increased the Company's unamortized basis differences, a portion of which will be amortized in the Statements of Condensed Consolidated Operations.

In January 2026, NextEra completed its acquisition of an approximately 2.66% interest in each of MVP A and MVP C from ConEd pursuant to a similar preferential buy-out right under the MVP LLC Agreement. Following these acquisitions, ConEd is no longer a member of MVP A or MVP C.

Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of March 31, 2026 and December 31, 2025, the fair value of the Company's investment in the Investment Fund was approximately $49 million and $33 million, respectively, and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    Midstream Joint Venture

PipeBox LLC (the Midstream Joint Venture) is a consolidated subsidiary of the Company in which Blackstone Credit & Insurance (the BXCI Affiliate) holds a noncontrolling interest. As of March 31, 2026, the Midstream Joint Venture's assets included approximately 950 miles of FERC-regulated interstate pipelines, the Hammerhead Pipeline System (a gathering header pipeline that connects production in Pennsylvania and West Virginia to MVP Mainline and other interstate pipelines) and a 53.2% ownership interest in MVP A.

Pursuant to the amended and restated limited liability company agreement of the Midstream Joint Venture (the JV Agreement), the Midstream Joint Venture is required to distribute available cash flow to its members at least quarterly. Under the JV Agreement, available cash flow is distributed 60% to the BXCI Affiliate (as the holder of the Class B units in the Midstream Joint Venture) and 40% to the Company (as the holder of Class A units in the Midstream Joint Venture) until the BXCI Affiliate achieves the Base Return (as defined in the JV Agreement).

During the three months ended March 31, 2026, the Midstream Joint Venture paid distributions of $104.2 million to the BXCI Affiliate. Distributions from the Midstream Joint Venture to the Company are eliminated in consolidation. As of March 31, 2026, the remaining amount required to achieve the Base Return was approximately $3.47 billion, reflecting distributions to, and capital contributions from, the BXCI Affiliate.

Based on the provisions of the JV Agreement, the Company allocates the Midstream Joint Venture's net income between the Company and the BXCI Affiliate based on changes in each member's claim on the Midstream Joint Venture's book value. The Company recognizes net income attributable to the noncontrolling interest based on the amounts that each member would hypothetically receive at the balance sheet date under the JV Agreement's liquidation provisions, assuming that the net assets of the Midstream Joint Venture were liquidated at their recorded amounts and after taking into account any capital transactions between the Company and the BXCI Affiliate.

MVP A Interest Acquisition. As discussed in Note 8, the Company completed the MVP A Interest Acquisition for total consideration of $198.3 million, excluding transaction costs, which was funded by the Midstream Joint Venture's members in proportion to each member's existing ownership interests in the Midstream Joint Venture through capital contributions. The BXCI Affiliate's capital contribution of $98.4 million is reported as contributions from noncontrolling interests in the Condensed Consolidated Financial Statements. In connection with such funding, the Midstream Joint Venture issued additional Class A units to the Company, as the Class A unitholder, and Class B units to the BXCI Affiliate, as the Class B unitholder, to maintain the members' relative ownership percentages. The capital contributions increased the BXCI Affiliate's claim on the Midstream Joint Venture's book value and, as a result, increased the remaining amount required to achieve the Base Return.

10.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended March 31,
	2026	2025

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic and diluted income available to shareholders	$1,487,229	$242,139

Weighted average common stock outstanding – Basic	625,136	597,976
Options, restricted stock, performance awards and stock appreciation rights	4,073	4,862
Weighted average common stock outstanding – Diluted	629,209	602,838

Income per share of common stock attributable to EQT Corporation:
Basic	$2.38	$0.40
Diluted	$2.36	$0.40

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in this report. Unless the context otherwise indicates, all references in this report to "EQT" are to EQT Corporation and all references in this report to the "Company," "we," "us," or "our" are to EQT Corporation and its consolidated subsidiaries, collectively. For certain industry specific terms used in this Quarterly Report on Form 10-Q, please see "Glossary of Commonly Used Terms, Abbreviations and Measurements" in EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including NGLs and liquified natural gas (LNG) volumes and sales; the projected volume and timing of LNG offtake and tolling commitments subject to final investment decisions; potential curtailments and the anticipated volume and duration thereof; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational and organizational initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions; the amount and timing of any repayments, redemptions or repurchases of EQT common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, natural gas liquids (NGLs) and oil; operational risks and hazards incidental to the gathering, transmission and storage of natural gas as well as unforeseen interruptions; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures or tariffs; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties related to the development and construction by us or our joint ventures of pipeline and storage facilities and transmission assets and the optimization of such assets; our ability to renew or replace expiring gathering, transmission or storage contracts at favorable rates on a long-term basis or at all; risks relating to our joint venture arrangements; government regulation or action, including regulations pertaining to methane and other greenhouse gas emissions; negative public perception of the fossil fuels industry; increased consumer

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to recently completed divestitures, acquisitions and other significant strategic transactions. These and other risks and uncertainties are described under the "Risk Factors" section and elsewhere in EQT's Annual Report on Form 10-K for the year ended December 31, 2025, and may be updated by other documents we subsequently file from time to time with the Securities and Exchange Commission (the SEC).

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent and Significant Events

MVP A and MVP C Interest Acquisitions

On March 30, 2026, we completed our acquisitions (the MVP A and MVP C Interest Acquisitions) of an approximately 3.94% interest in each of MVP A and MVP C (each defined in Note 8 to the Condensed Consolidated Financial Statements) from an affiliate of Con Edison Gas Pipeline and Storage, LLC pursuant to a preferential buy-out right under the MVP LLC Agreement (defined in Note 8 to the Condensed Consolidated Financial Statements). Total consideration for our acquisition of equity interests in MVP A (MVP A Interest Acquisition), excluding transaction costs, was $198.3 million, of which $98.4 million was funded by the BXCI Affiliate (defined in Note 9 to the Condensed Consolidated). Total consideration for our acquisition of equity interests in MVP C was $15.6 million.

Olympus Energy Acquisition

Our financial results for 2026 reflect our operation of the assets acquired in our acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC, which was completed on July 1, 2025.

Trends and Uncertainties

Commodity prices were volatile in the first quarter of 2026 and we expect commodity prices to continue to be volatile for the remainder of 2026 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical instability and tensions, including in the Middle East, Venezuela, Russia and Ukraine, and potential further imposition of domestic and foreign tariffs. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

In response to natural gas price volatility and to optimize in-basin pricing, we implement strategic curtailments from time to time. Our sales volume guidance for the second quarter of 2026 includes approximately 10 Bcfe to 15 Bcfe of strategic curtailments, subject to market conditions.

Low natural gas prices or volatility in the natural gas market may result in further adjustments to our 2026 planned development schedule and/or adjustments to the development schedule of non-operated wells in which we have a working interest. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2026 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (OBBBA) into law. We expect the enactment of the OBBBA to favorably impact our future projected cash income tax obligations by deferring the payment of a significant portion of current federal income taxes.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
President Trump has also executed several executive orders, some of which impact the oil and gas industry, and he and others in Congress have indicated the potential for further changes to regulations, many of which could impact the oil and gas industry, as well as the implementation of tariffs on foreign goods and services. It is uncertain to what extent such changes in regulations and tariffs will impact our business. Tariffs on foreign goods and services could result in other countries instituting tariffs on U.S. goods and services, which could impact the demand for and price of natural gas, increase the price of supplies and raw materials that we rely on to conduct our business, and impact interest rates. A changing regulatory environment and domestic or foreign tariffs could ultimately impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended March 31, 2026 was approximately $1,487 million, $2.36 per diluted share, compared to approximately $242 million, $0.40 per diluted share, for the same period in 2025. The increase was driven primarily by higher average realized natural gas prices and lower derivative losses, partly offset by higher income tax expense.

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	581,327	536,338
NYMEX price ($/MMBtu)	$4.95	$3.65
Btu uplift	0.27	0.18
Natural gas price ($/Mcf)	$5.22	$3.83

Basis ($/Mcf) (a)	$0.38	$(0.01)
Cash settled basis swaps ($/Mcf)	(0.33)	(0.08)
Average differential, including cash settled basis swaps ($/Mcf)	0.05	(0.09)
Average adjusted price ($/Mcf)	5.27	3.74
Cash settled derivatives ($/Mcf)	(0.20)	(0.08)
Average natural gas price, including cash settled derivatives ($/Mcf)	$5.07	$3.66
Natural gas sales, including cash settled derivatives	$2,948,697	$1,962,191

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	20,558	20,872
Sales volume (Mbbl)	3,426	3,479
NGLs price ($/Bbl)	$38.25	$44.49
Cash settled derivatives ($/Bbl)	0.58	(1.22)
Average NGLs price, including cash settled derivatives ($/Bbl)	$38.83	$43.27
NGLs sales, including cash settled derivatives	$133,032	$150,535
Ethane:
Sales volume (MMcfe) (b)	12,704	11,170
Sales volume (Mbbl)	2,117	1,861
Ethane price ($/Bbl)	$12.31	$10.23
Ethane sales	$26,068	$19,054
Oil:
Sales volume (MMcfe) (b)	3,110	2,371
Sales volume (Mbbl)	518	395
Oil price ($/Bbl)	$54.94	$53.05
Oil sales	$28,476	$20,961

Total liquids sales volume (MMcfe) (b)	36,372	34,413
Total liquids sales volume (Mbbl)	6,061	5,735
Total liquids sales	$187,576	$190,550

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$3,136,273	$2,152,741
Total sales volume (MMcfe)	617,699	570,751
Average realized price ($/Mcfe)	$5.08	$3.77
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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Measures Reconciliation

The table below reconciles Upstream adjusted operating revenues, a non-GAAP supplemental financial measure, to total Upstream operating revenues, the most comparable financial measure calculated in accordance with GAAP. See Note 2 to the Condensed Consolidated Financial Statements for a reconciliation of total Upstream operating revenues to EQT Corporation operating revenues as reported in the Statements of Condensed Consolidated Operations.

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

	Three Months Ended March 31,
	2026	2025

	(Thousands, unless otherwise noted)
Total Upstream operating revenues	$3,206,439	$1,569,283
Add (deduct):
Upstream loss on derivatives	238,269	678,919
Net cash settlements paid on derivatives (a)	(303,662)	(91,986)
Upstream other revenues	(4,773)	(3,475)
Upstream adjusted operating revenues, a non-GAAP financial measure	$3,136,273	$2,152,741

Total sales volume (MMcfe)	617,699	570,751
Average sales price ($/Mcfe)	$5.57	$3.93
Average realized price ($/Mcfe)	$5.08	$3.77

(a)Net cash settlements paid on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended March 31, 2026, net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $114 million and net cash settlements paid on basis and liquids hedge positions of approximately $190 million. For the three months ended March 31, 2025, net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $43 million and net cash settlements paid on basis and liquids hedge positions of approximately $49 million.

Business Segment Results of Operations

We have three reportable segments consisting of Upstream, Gathering and Transmission.

Effective December 31, 2025, we renamed our previously reported "Production" segment as the "Upstream" segment to better align with the nature of our operations and our internal reporting framework. This change had no impact on the structure of our internal organization, including the composition of our reportable segments.

The following sections present operating income and key operational measures by reportable segments. We believe this information provides useful information to investors regarding our financial condition, results of operations and trends and uncertainties. See Note 2 to the Condensed Consolidated Financial Statements for financial information by business segment.

Items that are managed on a consolidated basis, including cash and cash equivalents, debt, income taxes and amounts related to our corporate function, and items related to our energy transition initiatives have not been allocated to our reportable segments. These items are discussed under "Other Income Statement Items."

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Results of Operations

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	617,699	570,751	46,948	8.2
Average daily sales volume (MMcfe/d)	6,863	6,342	521	8.2
Average sales price ($/Mcfe)	$5.57	$3.93	$1.64	41.7

Operating revenues:
Sales of natural gas, NGLs and oil	$3,439,935	$2,244,727	$1,195,208	53.2
Loss on derivatives	(238,269)	(678,919)	440,650	(64.9)
Other revenues	4,773	3,475	1,298	37.4
Total operating revenues	3,206,439	1,569,283	1,637,156	104.3
Operating expenses:
Transportation and processing:
Gathering	55,814	44,837	10,977	24.5
Transmission	263,476	250,864	12,612	5.0
Processing	81,049	82,508	(1,459)	(1.8)
Transportation and processing to affiliate (a)	324,140	310,391	13,749	4.4
Total transportation and processing	724,479	688,600	35,879	5.2
Lease operating expense (LOE)	53,712	41,800	11,912	28.5
Production taxes	61,466	46,638	14,828	31.8
Exploration	430	1,051	(621)	(59.1)
Selling, general and administrative	55,048	48,670	6,378	13.1
Production depletion	566,524	542,335	24,189	4.5
Other depreciation and depletion	1,182	1,159	23	2.0
(Gain) loss on sale/exchange of long-lived assets	(25)	184	(209)	(113.6)
Impairment and expiration of leases	3,823	2,661	1,162	43.7
Other operating expenses	13,524	4,399	9,125	207.4
Total operating expenses	1,480,163	1,377,497	102,666	7.5
Operating income	$1,726,276	$191,786	$1,534,490	800.1

Per Unit ($/Mcfe):
Gathering	$0.09	$0.08	$0.01	12.5
Transmission	0.43	0.44	(0.01)	(2.3)
Processing	0.13	0.14	(0.01)	(7.1)
Transportation and processing to affiliate (a)	0.52	0.54	(0.02)	(3.7)
LOE	0.09	0.07	0.02	28.6
Production taxes	0.10	0.08	0.02	25.0
Selling, general and administrative	0.09	0.09	—	—
Production depletion	0.92	0.95	(0.03)	(3.2)
(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of Natural Gas, NGLs and Oil. Sales of natural gas, NGLs and oil increased by approximately $1,195 million for the three months ended March 31, 2026 compared to the same period in 2025, reflecting an increase of approximately $1,010 million from higher average sales price and approximately $185 million from increased sales volumes.

Average sales price increased for the three months ended March 31, 2026 compared to the same period for 2025 due primarily to a higher NYMEX price and a favorable basis differential, partly offset by lower NGLs prices. Sales volume increased for the three months ended March 31, 2026 compared to the same period for 2025 due primarily to a 48 billion cubic feet equivalent (Bcfe) increase from the assets acquired in the Olympus Energy Acquisition.

Loss on Derivatives. For the three months ended March 31, 2026, we recognized a loss on derivatives of approximately $238 million related primarily to decreases in the fair market value of our NYMEX swaps and options of approximately $73 million due to increases in NYMEX forward prices and decreases in the fair market value of our basis and liquids swaps of approximately $165 million. For the three months ended March 31, 2025, we recognized a loss on derivatives of approximately $679 million related primarily to decreases in the fair market value of our NYMEX swaps and options of approximately $783 million due to increases in NYMEX forward prices, partly offset by increases in the fair market value of our basis swaps of approximately $104 million.

Gathering Expense. Gathering expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to higher volumes gathered by third parties from wells turned-in-line since the first quarter of 2025.

Transmission Expense. Transmission expense increased on an absolute basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to additional short-term capacity on the Mountain Valley Pipeline (MVP Mainline) of approximately $12 million and higher rates for capacity on the Rockies Express Pipeline, partly offset by expired capacity on the Columbia Gas pipeline. On a per Mcfe basis, transmission expense decreased due primarily to higher sales volume, partly offset by the additional capacity and higher capacity charges.

Transportation and Processing Expense to Affiliate. Affiliate transportation and processing expense increased on an absolute basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Olympus Energy Acquisition, partly offset by the declining rate structures under the gas gathering agreement with our Gathering segment. On a per Mcfe basis, affiliate transportation and processing expense decreased due primarily to higher sales volume as well as the declining rate structures under the gas gathering agreement with our Gathering segment.

Lease Operating Expense. Lease operating expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to costs from the assets acquired in the Olympus Energy Acquisition as well as higher water handling and disposal costs and higher winter maintenance costs.

Production Taxes. Production tax expense increased on an absolute and per Mcfe basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to higher severance taxes driven by higher sales volumes and higher sales prices.

Production Depletion Expense. Production depletion expense increased on an absolute basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to higher sales volumes, partly offset by a lower annual depletion rate. On a per Mcfe basis, production depletion expense decreased due primarily to the lower depletion rate.

Other Operating Expenses. Other operating expenses increased on an absolute basis for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to increased expense from changes in legal and environmental reserves, including settlements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gathering Results of Operations

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,713	5,137	576	11.2
Volumetric-based volumes (a)	4,853	4,761	92	1.9
Total gathered volume	10,566	9,898	668	6.7

Operating revenues:
Firm reservation fees	$163,082	$166,691	$(3,609)	(2.2)
Volumetric-based fees	171,893	168,622	3,271	1.9
Total operating revenues	334,975	335,313	(338)	(0.1)
Operating expenses:
Operating and maintenance	42,111	36,309	5,802	16.0
Selling, general and administrative	18,746	15,397	3,349	21.8
Depreciation	55,815	49,424	6,391	12.9
Other operating expenses	35	2,982	(2,947)	(98.8)
Total operating expenses	116,707	104,112	12,595	12.1
Operating income	$218,268	$231,201	$(12,933)	(5.6)

(a)For agreements structured with minimum volume commitments (MVCs), firm capacity includes volumes up to the contractual MVC and volumetric-based services includes volumes in excess of the contractual MVC.

Firm Reservation Fees. Firm reservation revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to declining rate structures under certain gas gathering agreements with our Upstream segment of approximately $9 million, partly offset by additional capacity acquired under certain gas gathering agreements with our Upstream segment of approximately $5 million.

Volumetric-Based Fees. Volumetric-based revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to the gathering assets acquired in the Olympus Energy Acquisition of approximately $23 million, partly offset by lower usage under certain gas gathering agreements with our Upstream segment.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Transmission Results of Operations

	Three Months Ended March 31,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,690	4,138	552	13.3
Interruptible capacity	28	48	(20)	(41.7)
Total transmission pipeline throughput	4,718	4,186	532	12.7

Average firm transmission reservation commitments (BBtu/d)	5,698	5,344	354	6.6

Operating revenues:
Firm reservation fees	$126,627	$117,852	$8,775	7.4
Volumetric-based fees	34,825	28,419	6,406	22.5
Total operating revenues	161,452	146,271	15,181	10.4
Operating expenses:
Operating and maintenance	12,757	10,988	1,769	16.1
Selling, general and administrative	7,678	9,419	(1,741)	(18.5)
Depreciation	21,662	19,870	1,792	9.0
Amortization of intangible assets	3,333	3,333	—	—
Loss on sale/exchange of long-lived assets	—	47	(47)	(100.0)
Other operating expenses	—	(536)	536	(100.0)
Total operating expenses	45,430	43,121	2,309	5.4
Operating income	$116,022	$103,150	$12,872	12.5

(a)Includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm Reservation Fees. Firm reservation revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to increased firm capacity from our Upstream segment of approximately $5 million as well as increased short-term firm winter capacity and higher rates on existing contracts with third parties of approximately $4 million.

Volumetric-Based Fees. Volumetric-based revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to increased overrun charges from our Upstream segment of approximately $5 million.

Other Income Statement Items

Income from Investments. Income from investments increased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to higher equity earnings from the MVP Joint Venture (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $32 million and an increase in the fair value of our investment in the Investment Fund (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $16 million.

Loss on Debt Extinguishment. Loss on debt extinguishment increased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to the derecognition of unamortized fair value adjustments and deferred financing costs associated with debt redemptions, which resulted in a net loss of approximately $7 million in 2026 compared to a net gain of approximately $8 million in 2025, as well as higher net cash premiums paid in 2026. See Note 7 to the Condensed Consolidated Financial Statements for discussion of debt repayments during the three months ended March 31, 2026.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Interest Expense, Net. Interest expense decreased for the three months ended March 31, 2026 compared to the same period in 2025 due primarily to the redemptions and repurchases of senior notes during 2025.

Income Tax Expense. See Note 6 to the Condensed Consolidated Financial Statements.

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

Planned Capital Expenditures, Capital Contributions and Sales Volume.

In the second quarter of 2026, we expect to spend approximately $735 million to $830 million in total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2026 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs.

In the second quarter of 2026, we expect to make approximately $25 million to $35 million of capital contributions to our equity method investments, including the MVP Joint Venture.

In the second quarter of 2026, we expect our sales volume to be 570 Bcfe to 620 Bcfe, including expected curtailments.

Material Cash Requirements.

We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 7 to the Condensed Consolidated Financial Statements for a summary of such contractual commitments, including maturity dates.

Through our controlling interest in the Midstream Joint Venture (defined in Note 9 to the Condensed Consolidated Financial Statements), we are required to distribute available cash flow to the BXCI Affiliate as the holder of the Midstream Joint Venture's Class B units at least quarterly, including to satisfy the Base Return (defined in Note 9 to the Condensed Consolidated Financial Statements). See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

In January 2026, we entered into an agreement with a third-party owner and operator of LNG vessels pursuant to which we will lease two vessels for a 10-year term, with lease commencement expected in 2028. The leases are anticipated to result in undiscounted future minimum lease payments of approximately $295 million per vessel. The leases have not been recognized in the Condensed Consolidated Balance Sheet as they have not yet commenced.

Sources and Uses of Cash

Operating Activities. Net cash provided by operating activities was approximately $3,055 million and $1,741 million for the three months ended March 31, 2026 and 2025, respectively. The increase was due primarily to higher cash operating revenues and favorable changes in working capital, partly offset by higher net cash settlements paid on derivatives and higher cash operating expenses.

Our cash flows from operating activities, including changes in working capital, are affected by movements in the market price for commodities. We are unable to predict such movements outside of the current market view as reflected in forward strip pricing. For a discussion of potential commodity market risks, refer to Item 1A., "Risk Factors – Natural gas, NGLs and oil price volatility, or a prolonged period of low natural gas, NGLs and oil prices, may have an adverse effect on our revenue, profitability, future rate of growth, liquidity and financial position." in EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investing Activities. Net cash used in investing activities was approximately $842 million and $534 million for the three months ended March 31, 2026 and 2025, respectively. The increase was attributable primarily to cash paid for the MVP A and MVP C Interest Acquisitions, including the portion paid by the BXCI Affiliate, as well as increased capital expenditures.

The following table summarizes our capital expenditures by segment.

	Three Months Ended March 31,
	2026	2025

	(Millions)
Upstream:
Reserve development	$412	$348
Land and lease	36	19
Other upstream infrastructure	19	17
Capitalized overhead, capitalized interest and other	32	25
Total Upstream	499	409
Gathering	92	72
Transmission	11	13
Other corporate items	6	3
Total capital expenditures	608	497
(Deduct) add: Non-cash items (a)	(9)	3
Total cash capital expenditures	$599	$500

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

Financing Activities. Net cash used in financing activities was approximately $1,997 million and $1,127 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the primary uses of financing cash flows were the repayment and retirement of debt, distributions to the BXCI Affiliate, payment of dividends and net repayments of borrowings under EQT's revolving credit facility. The primary sources of financing cash flows for the three months ended March 31, 2026 were capital contributions from the BXCI Affiliate related to the MVP A Interest Acquisition of approximately $98 million. For the three months ended March 31, 2025, the primary uses of financing cash flows were the repayment and retirement of debt, net repayments of borrowings under EQT's revolving credit facility and payment of dividends.

See Note 9 to the Consolidated Financial Statements for further discussion of cash flows to and from the BXCI Affiliate.

On April 14, 2026, our Board of Directors declared a quarterly cash dividend of $0.165 per share of EQT common stock, payable on June 1, 2026, to shareholders of record at the close of business on May 6, 2026.

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's and Eureka Midstream, LLC's (Eureka) revolving credit facilities, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of March 31, 2026, we were in compliance with all provisions and covenants under our debt agreements. See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's and Eureka's revolving credit facilities.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of April 14, 2026.

Rating agency	Senior notes	Outlook
Moody's Investors Service, Inc. (Moody's)	Baa3	Stable
S&P Global Ratings (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB	Stable

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of April 14, 2026. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q2 2026 (a)	Q3 2026	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Hedged Volume (MMDth)	127	125	108	48	38	39	13
Hedged Volume (MMDth/d)	1.4	1.4	1.2	0.5	0.4	0.4	0.1
Calls – Short
Volume (MMDth)	127	125	108	48	38	39	13
Avg. Strike ($/Dth)	$4.94	$4.94	$5.13	$6.21	$4.90	$4.90	$4.90
Puts – Long
Volume (MMDth)	127	125	108	48	38	39	13
Avg. Strike ($/Dth)	$3.50	$3.50	$3.72	$3.81	$3.00	$3.00	$3.00
Puts – Short
Volume (MMDth)	—	—	—	11	38	39	13
Avg. Strike ($/Dth)	$—	$—	$—	$2.50	$2.50	$2.50	$2.50

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

We evaluate our legal proceedings, including litigation and regulatory and governmental investigations and inquiries, on a regular basis and accrue a liability when we determine, based on historical experience and matter-specific facts, that a loss is probable and the amount of the loss can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. In the event we determine that (i) a loss to us is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss to us is less likely than probable but is reasonably possible, then we are required to disclose the matter in EQT's Annual Report on Form 10-K with any update thereto in this Quarterly Report on Form 10-Q, as applicable, although we are not required to accrue such loss.

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

See Note 13 to the Consolidated Financial Statements in EQT's Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our commitments and contingencies.

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

Recently Issued Accounting Standards

See Note 1 to the Condensed Consolidated Financial Statements for a description of recently issued accounting standards.

Critical Accounting Estimates

Our critical accounting estimates, including a discussion regarding the estimation uncertainty and the impact that our critical accounting estimates have had, or are reasonably likely to have, on our financial condition or results of operations, are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025. The application of our critical accounting estimates may require us to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. We use historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk and Derivative Instruments. Our primary market risk exposure is the volatility of future prices for natural gas and NGLs, which can affect our operating results. We use derivative commodity instruments to hedge our cash flows from sales of produced natural gas and NGLs. The overall objective of our hedging program is to protect our cash flows from undue exposure to the risk of changing commodity prices. Our use of derivatives is further described in Note 4 to the Condensed Consolidated Financial Statements and "Commodity Risk Management" under "Capital Resources and Liquidity" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A hypothetical decrease of 10% in the NYMEX natural gas price on March 31, 2026 and December 31, 2025 would increase the fair value of our natural gas derivative commodity instruments by approximately $107 million and $100 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on March 31, 2026 and December 31, 2025 would decrease the fair value of our natural gas derivative commodity instruments by approximately $100 million and $93 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on March 31, 2026 and December 31, 2025 to our natural gas derivative commodity instruments as of March 31, 2026 and December 31, 2025 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. As of March 31, 2026, there have been no material changes to our interest rate risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Market Risks. We are exposed to credit loss in the event of nonperformance by counterparties to our derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. Approximately 75%, or $174 million, of our OTC derivative contracts outstanding at March 31, 2026 had a positive fair value. Approximately 62%, or $159 million, of our OTC derivative contracts outstanding at December 31, 2025 had a positive fair value. Otherwise, as of March 31, 2026, there have been no material changes to our market risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Other Market Risks" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Except as disclosed below, there are no material updates to the matters previously disclosed in the "Legal Proceedings" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Environmental Proceedings

Rager Mountain Storage Field Venting, Jackson Township, Pennsylvania

On November 6, 2022, Equitrans Midstream Corporation (Equitrans Midstream) became aware of natural gas venting from one of the storage wells, well 2244, at Equitrans, L.P.'s Rager Mountain natural gas storage facility (the Rager Mountain Facility), located in Jackson Township, a remote section of Cambria County, Pennsylvania. Venting at the Rager Mountain Facility was halted on November 19, 2022. Since the time of the incident, the Pennsylvania Department of Environmental Protection (the PADEP) has concluded its investigation and the Pipeline and Hazardous Materials Safety Administration (the PHMSA) and other investigators are continuing to conduct civil and criminal investigations of the incident, and we are cooperating in such investigations.

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

On October 17, 2025, the PHMSA issued a Notice of Probable Violation and Proposed Civil Penalty pertaining to this matter, pursuant to which the PHMSA recommended assessing a civil penalty. On April 21, 2026, the PHMSA issued a consent order incorporating the terms of a consent agreement we entered into with the PHMSA (the Rager Agreement). The Rager Agreement resolved the allegations pertaining to this matter and set the civil penalty amount at $466,550. We expect that the resolution of this matter, including the payment of the civil penalty, will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the first quarter of 2026.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of EQT common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of EQT common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of EQT common stock, general market and economic conditions, applicable legal requirements and other considerations. As of March 31, 2026, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

Other than as described below, during the three months ended March 31, 2026, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Name and Title	Action	Date of Adoption or Termination	Character of Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold	Duration of Trading Arrangement
Toby Z. Rice Director, President and Chief Executive Officer	Adopted	03/06/2026	Rule 10b5-1 trading arrangement(1)	Indeterminable(2)	06/05/2026 – 09/15/2026(3)

(1)This trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (the Rule), and, among other things, only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(2)The number of shares of EQT common stock to be sold under this trading arrangement is not currently determinable and will vary depending on the market price of EQT common stock. This trading arrangement provides for the sale of a number of shares of EQT common stock, at certain minimum threshold prices specified therein, that is sufficient to generate aggregate gross proceeds of $15.0 million.
(3)This trading arrangement permits transactions beginning on June 5, 2026 and through the earliest to occur of the following: (a) the close of trading on September 15, 2026, (b) the date on which sales pursuant thereto generate aggregate gross proceeds of $15.0 million and (c) the occurrence of another termination event specified therein.

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through October 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on October 20, 2025.
10.01	First Amendment to the Amended and Restated Limited Liability Company Agreement of PipeBox LLC, dated January 16, 2026.	Incorporated herein by reference to Exhibit 10.03(b) to Form 10-K (#001-3551) for the year ended December 31, 2025.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  April 22, 2026