Form 10-Q
period 2026-06-30
EQT Corp
filed 2026-07-22
CIK 33213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM__________ TO__________

COMMISSION FILE NUMBER: 001-03551

EQT CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0464690
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2200 Energy Drive
Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip Code)

(412) 553-5700
(Registrant's telephone number, including area code)

625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222
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

The number of shares of common stock, no par value, of the registrant outstanding (in thousands) as of July 14, 2026: 625,516

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands, except per share amounts)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,610,014	$1,700,499	$5,049,949	$3,945,226
Gain (loss) on derivatives	44,640	719,964	(193,629)	41,045
Pipeline and other	155,286	137,256	332,356	311,298
Total operating revenues	1,809,940	2,557,719	5,188,676	4,297,569
Operating expenses:
Transportation and processing	385,017	389,116	785,356	767,325
Production	100,316	91,518	215,494	179,956
Operating and maintenance	60,220	53,983	115,088	101,280
Selling, general and administrative	106,438	81,586	202,189	173,050
Depreciation, depletion and amortization	689,592	623,471	1,344,384	1,244,246
Loss on sale/exchange of long-lived assets	3,577	2,990	3,552	3,221
Impairment and expiration of leases	6,232	3,254	10,055	5,915
Other operating expenses	64,510	177,763	82,560	192,288
Total operating expenses	1,415,902	1,423,681	2,758,678	2,667,281
Operating income	394,038	1,134,038	2,429,998	1,630,288
Income from investments	(44,732)	(67,174)	(122,241)	(93,636)
Other income	(3,404)	(2,616)	(3,522)	(3,239)
Loss on debt extinguishment	341	5,889	29,869	17,569
Interest expense, net	75,452	105,668	172,229	223,237
Income before income taxes	366,381	1,092,271	2,353,663	1,486,357
Income tax expense	84,933	235,615	518,285	314,283
Net income	281,448	856,656	1,835,378	1,172,074
Less: Net income attributable to noncontrolling interests	70,023	72,509	136,724	145,788
Net income attributable to EQT Corporation	$211,425	$784,147	$1,698,654	$1,026,286

Income per share of common stock attributable to EQT Corporation:
Basic:
Weighted average common stock outstanding	625,962	599,221	625,549	598,574
Net income attributable to EQT Corporation	$0.34	$1.31	$2.72	$1.71
Diluted (Note 10):
Weighted average common stock outstanding	629,049	602,924	629,070	602,896
Net income attributable to EQT Corporation	$0.34	$1.30	$2.70	$1.70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands)
Net income	$281,448	$856,656	$1,835,378	$1,172,074
Other comprehensive income, net of tax:
Other postretirement benefits liability adjustment, net of tax benefit (expense) of $38, $53, $(140) and $82	106	54	400	91
Comprehensive income	281,554	856,710	1,835,778	1,172,165
Less: Comprehensive income attributable to noncontrolling interests	70,023	72,509	136,724	145,788
Comprehensive income attributable to EQT Corporation	$211,531	$784,201	$1,699,054	$1,026,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025

	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$112,863	$110,795
Accounts receivable (less allowance for credit losses: $3,844 and $3,088)	835,140	1,457,959
Derivative instruments, at fair value	138,943	202,390
Prepaid expenses and other	90,881	124,007
Total current assets	1,177,827	1,895,151

Property, plant and equipment	49,741,567	48,472,497
Less: Accumulated depreciation and depletion	16,188,972	14,914,689
Net property, plant and equipment	33,552,595	33,557,808

Investments in unconsolidated entities	3,946,497	3,630,577
Net intangible assets	193,100	200,486
Goodwill	2,062,462	2,062,462
Other assets	388,359	446,390
Total assets	$41,320,840	$41,792,874

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$114,959	$507,119
Accounts payable	1,166,963	1,367,431
Derivative instruments, at fair value	50,106	137,299
Accrued interest	103,785	137,505
Other current liabilities	314,466	335,487
Total current liabilities	1,750,279	2,484,841

Revolving credit facility borrowings	324,000	360,000
Senior notes	5,216,755	6,933,209
Deferred income taxes	3,963,965	3,472,010
Asset retirement obligations and other liabilities	1,202,444	1,182,666
Total liabilities	12,457,443	14,432,726

Equity:
Common stock, no par value, shares authorized: 1,280,000, shares issued: 625,513 and 624,076	19,529,362	19,517,761
Retained earnings	5,731,287	4,237,089
Accumulated other comprehensive loss	(1,773)	(2,173)
Total common shareholders' equity	25,258,876	23,752,677
Noncontrolling interests in consolidated subsidiaries	3,604,521	3,607,471
Total equity	28,863,397	27,360,148
Total liabilities and equity	$41,320,840	$41,792,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(Thousands)
Cash flows from operating activities:
Net income	$1,835,378	$1,172,074
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	491,617	304,878
Depreciation, depletion and amortization	1,344,384	1,244,246
Loss on sale/exchange of long-lived assets	3,552	3,221
Impairment and expiration of leases	10,055	5,915
Income from investments	(122,241)	(93,636)
Loss on debt extinguishment	29,869	17,569
Share-based compensation expense	42,381	28,535
Distributions from equity method investments	121,323	132,881
Other	10,509	3,358
Loss (gain) on derivatives	193,629	(41,045)
Net cash settlements paid on derivatives	(231,048)	(193,350)
Changes in other assets and liabilities:
Accounts receivable	629,685	295,699
Accounts payable	(209,653)	10,253
Income tax receivable and payable	25,320	97,378
Other current assets	8,611	(1,459)
Other items, net	(80,312)	(3,651)
Net cash provided by operating activities	4,103,059	2,982,866
Cash flows from investing activities:
Capital expenditures	(1,248,676)	(1,049,289)
Cash paid for acquisitions	—	(100,167)
Net cash received (paid) for sale/exchange of assets	91	(6,284)
Cash paid for acquisitions of additional interests in equity method investments	(216,209)	—
Capital contributions to equity method investments	(56,520)	(42,047)
Other investing activities	(2,221)	(245)
Net cash used in investing activities	(1,523,535)	(1,198,032)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	2,461,000	2,234,000
Repayment of revolving credit facility borrowings	(2,497,000)	(2,422,800)
Debt issuance costs	—	(7,238)
Repayment and retirement of debt	(2,122,944)	(813,017)
Net premiums paid on debt extinguishment	(22,631)	(24,802)
Dividends paid	(206,278)	(188,372)
Contribution from noncontrolling interests	98,357	—
Distributions to noncontrolling interests	(238,031)	(151,954)
Cash paid for taxes to net settle share-based incentive awards	(46,135)	(53,253)
Other financing activities	(3,794)	(3,999)
Net cash used in financing activities	(2,577,456)	(1,431,435)
Net change in cash and cash equivalents	2,068	353,399
Cash and cash equivalents at beginning of period	110,795	202,093
Cash and cash equivalents at end of period	$112,863	$555,492
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
See Note 1 for supplemental cash flow information.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at April 1, 2025	598,586	$17,984,118	$2,736,046	$(2,284)	$3,685,389	$24,403,269
Comprehensive income, net of tax:
Net income			784,147		72,509	856,656
Other postretirement benefits liability adjustment, net of tax benefit of $53				54		54
Dividends ($0.1575 per share)			(94,461)			(94,461)
Share-based compensation plans	226	15,640				15,640
Distributions to noncontrolling interests					(83,308)	(83,308)
Balance at June 30, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850

Balance at April 1, 2026	625,475	$19,497,503	$5,623,137	$(1,879)	$3,668,288	$28,787,049
Comprehensive income, net of tax:
Net income			211,425		70,023	281,448
Other postretirement benefits liability adjustment, net of tax benefit of $38				106		106
Dividends ($0.165 per share)			(103,275)			(103,275)
Share-based compensation plans	38	31,859				31,859
Distributions to noncontrolling interests					(133,790)	(133,790)
Balance at June 30, 2026	625,513	$19,529,362	$5,731,287	$(1,773)	$3,604,521	$28,863,397

For all periods presented, there were 3 million preferred shares authorized and no preferred shares issued or outstanding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EQT CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity

	(Thousands, except per share amounts)
Balance at January 1, 2025	596,870	$18,014,711	$2,585,238	$(2,321)	$3,680,508	$24,278,136
Comprehensive income, net of tax:
Net income			1,026,286		145,788	1,172,074
Other postretirement benefits liability adjustment, net of tax benefit of $82				91		91
Dividends ($0.315 per share)			(185,792)			(185,792)
Share-based compensation plans	1,942	(15,328)				(15,328)
Distributions to noncontrolling interests					(151,954)	(151,954)
Other		375			248	623
Balance at June 30, 2025	598,812	$17,999,758	$3,425,732	$(2,230)	$3,674,590	$25,097,850

Balance at January 1, 2026	624,076	$19,517,761	$4,237,089	$(2,173)	$3,607,471	$27,360,148
Comprehensive income, net of tax:
Net income			1,698,654		136,724	1,835,378
Other postretirement benefits liability adjustment, net of tax expense of $(140)				400		400
Dividends ($0.33 per share)			(204,456)			(204,456)
Share-based compensation plans	1,437	11,601				11,601
Contribution from noncontrolling interests					98,357	98,357
Distributions to noncontrolling interests					(238,031)	(238,031)
Balance at June 30, 2026	625,513	$19,529,362	$5,731,287	$(1,773)	$3,604,521	$28,863,397

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

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the Company's financial position as of June 30, 2026 and December 31, 2025, results of operations and changes in equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025.

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

	Six Months Ended June 30,
	2026	2025

	(Thousands)
Cash paid (received) during the period for:
Interest, net of amount capitalized	$196,470	$241,824
Income taxes, net	(280)	(78,931)

Non-cash activity during the period for:
Increase in asset retirement costs and obligations	$25,103	$15,185
Capitalization of non-cash equity share-based compensation	15,355	9,389
Right-of-use assets obtained in exchange for lease liabilities	8,782	5,095
Investments in unconsolidated entities	—	17,981

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Standards

In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), to establish a new accounting model for environmental credits and related obligations, including guidance on their recognition, measurement, presentation and disclosure. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact ASU 2026-02 will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to clarify guidance, correct technical errors, remove outdated language and improve consistency across various topics in the Accounting Standards Codification. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact ASU 2025-12 will have on its financial statements and related disclosures and does not expect its adoption to be material.

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

	Three Months Ended June 30, 2026
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,610,014	$—	$—	$1,610,014	$—	$1,610,014
Gain on derivatives	44,640	—	—	44,640	—	44,640
Pipeline and other	8,979	341,328	141,165	491,472	(336,186)	155,286
Total operating revenues	1,663,633	341,328	141,165	2,146,126	(336,186)	1,809,940
Operating expenses (a):
Transportation and processing	721,207	—	—	721,207	(336,190)	385,017
Production	100,316	—	—	100,316	—	100,316
Operating and maintenance	—	47,102	13,118	60,220	—	60,220
Selling, general and administrative	62,028	21,352	8,361	91,741	14,697	106,438
Depreciation, depletion and amortization	603,465	56,134	23,708	683,307	6,285	689,592
Loss (gain) on sale/exchange of long-lived assets	2,860	—	725	3,585	(8)	3,577
Impairment and expiration of leases	6,232	—	—	6,232	—	6,232
Other operating expenses	58,142	—	2,250	60,392	4,118	64,510
Total operating expenses	1,554,250	124,588	48,162	1,727,000	(311,098)	1,415,902
Operating income (loss)	$109,383	$216,740	$93,003	$419,126	$(25,088)	$394,038

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2025
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$1,700,499	$—	$—	$1,700,499	$—	$1,700,499
Gain on derivatives	719,964	—	—	719,964	—	719,964
Pipeline and other	79	320,269	134,583	454,931	(317,675)	137,256
Total operating revenues	2,420,542	320,269	134,583	2,875,394	(317,675)	2,557,719
Operating expenses (a):
Transportation and processing	706,139	—	—	706,139	(317,023)	389,116
Production	91,518	—	—	91,518	—	91,518
Operating and maintenance	—	40,597	13,386	53,983	—	53,983
Selling, general and administrative	46,708	12,921	8,107	67,736	13,850	81,586
Depreciation, depletion and amortization	540,918	54,032	22,732	617,682	5,789	623,471
Loss on sale/exchange of long-lived assets	2,688	—	302	2,990	—	2,990
Impairment and expiration of leases	3,254	—	—	3,254	—	3,254
Other operating expenses (b)	22,207	7,314	—	29,521	148,242	177,763
Total operating expenses	1,413,432	114,864	44,527	1,572,823	(149,142)	1,423,681
Operating income (loss)	$1,007,110	$205,405	$90,056	$1,302,571	$(168,533)	$1,134,038

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Corporate other operating expenses consisted primarily of a legal reserve related to a securities class action settlement.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2026
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$5,049,949	$—	$—	$5,049,949	$—	$5,049,949
Loss on derivatives	(193,629)	—	—	(193,629)	—	(193,629)
Pipeline and other	13,752	676,303	302,617	992,672	(660,316)	332,356
Total operating revenues	4,870,072	676,303	302,617	5,848,992	(660,316)	5,188,676
Operating expenses (a):
Transportation and processing	1,445,686	—	—	1,445,686	(660,330)	785,356
Production	215,494	—	—	215,494	—	215,494
Operating and maintenance	—	89,213	25,875	115,088	—	115,088
Selling, general and administrative	117,076	40,098	16,039	173,213	28,976	202,189
Depreciation, depletion and amortization	1,171,171	111,949	48,703	1,331,823	12,561	1,344,384
Loss (gain) on sale/exchange of long-lived assets	2,835	—	725	3,560	(8)	3,552
Impairment and expiration of leases	10,055	—	—	10,055	—	10,055
Other operating expenses	72,096	35	2,250	74,381	8,179	82,560
Total operating expenses	3,034,413	241,295	93,592	3,369,300	(610,622)	2,758,678
Operating income (loss)	$1,835,659	$435,008	$209,025	$2,479,692	$(49,694)	$2,429,998

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2025
	Upstream	Gathering	Transmission	Total Segment	Intersegment Eliminations and Other	EQT Corporation

	(Thousands)
Operating revenues:
Sales of natural gas, natural gas liquids and oil	$3,945,226	$—	$—	$3,945,226	$—	$3,945,226
Gain on derivatives	41,045	—	—	41,045	—	41,045
Pipeline and other	3,554	655,582	280,854	939,990	(628,692)	311,298
Total operating revenues	3,989,825	655,582	280,854	4,926,261	(628,692)	4,297,569
Operating expenses (a):
Transportation and processing	1,394,739	—	—	1,394,739	(627,414)	767,325
Production	179,956	—	—	179,956	—	179,956
Operating and maintenance	—	76,906	24,374	101,280	—	101,280
Selling, general and administrative	95,378	28,318	17,526	141,222	31,828	173,050
Depreciation, depletion and amortization	1,084,412	103,456	45,935	1,233,803	10,443	1,244,246
Loss on sale/exchange of long-lived assets	2,872	—	349	3,221	—	3,221
Impairment and expiration of leases	5,915	—	—	5,915	—	5,915
Other operating expenses (b)	27,657	10,296	(536)	37,417	154,871	192,288
Total operating expenses	2,790,929	218,976	87,648	3,097,553	(430,272)	2,667,281
Operating income (loss)	$1,198,896	$436,606	$193,206	$1,828,708	$(198,420)	$1,630,288

(a)The significant expense categories and amounts presented align with information that is regularly provided to the CODM.
(b)Corporate other operating expenses consisted primarily of a legal reserve related to a securities class action settlement.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of total segment operating income to consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands)
Total segment operating income	$419,126	$1,302,571	$2,479,692	$1,828,708
Less:
Intersegment eliminations	—	687	—	1,389
Unallocated amounts:
Other revenues	(4)	(35)	(14)	(111)
Corporate selling, general and administrative	14,697	13,850	28,976	31,828
Corporate depreciation and amortization	6,285	5,789	12,561	10,443
Corporate other operating expenses (a)	4,118	148,242	8,179	154,871
Income from investments (b)	(44,732)	(67,174)	(122,241)	(93,636)
Other income	(3,404)	(2,616)	(3,522)	(3,239)
Loss on debt extinguishment	341	5,889	29,869	17,569
Interest expense, net	75,452	105,668	172,229	223,237
Income before income taxes	$366,381	$1,092,271	$2,353,663	$1,486,357

(a)For the three and six months ended June 30, 2025, corporate other operating expenses consisted primarily of a legal reserve related to a securities class action settlement.
(b)Income from investments included equity earnings from the Company's investment in the MVP Joint Venture of $45.0 million and $41.6 million for the three months ended June 30, 2026 and 2025, respectively, and $101.2 million and $66.0 million for the six months ended June 30, 2026 and 2025, respectively.

Total segment assets. The following table presents information about segment assets. The Company's investment in the MVP Joint Venture is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets.

	Upstream	Gathering	Transmission	Total Segment

	(Thousands)
June 30, 2026
Investment in the MVP Joint Venture	$—	$—	$3,802,793	$3,802,793
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	23,398,395	8,837,023	2,841,484	35,076,902
Total assets	$23,398,395	$8,837,023	$7,876,060	$40,111,478

June 30, 2025
Investment in the MVP Joint Venture	$—	$—	$3,503,025	$3,503,025
Goodwill	—	—	1,231,783	1,231,783
Other segment assets	22,027,485	8,276,505	2,900,334	33,204,324
Total assets	$22,027,485	$8,276,505	$7,635,142	$37,939,132

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reconciliation of total segment assets to consolidated total assets.

	June 30,
	2026	2025

	(Thousands)
Total segment assets	$40,111,478	$37,939,132
Intersegment eliminations	(222,688)	(256,941)
Unallocated amounts:
Cash and cash equivalents	112,863	555,492
Other property, plant and equipment, at cost less accumulated depreciation	120,168	103,687
Goodwill	830,679	830,679
Other	368,340	494,699
Total assets	$41,320,840	$39,666,748

Total segment capital expenditures. The following table presents information about segment capital expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands)
Upstream	$472,423	$449,440	$971,681	$858,195
Gathering	171,586	86,083	263,040	158,187
Transmission	7,822	10,291	18,933	22,918
Total segment capital expenditures	651,831	545,814	1,253,654	1,039,300
Other corporate items	14,427	7,745	20,440	11,703
Total capital expenditures	$666,258	$553,559	$1,274,094	$1,051,003

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands)
Revenues from contracts with customers:
Upstream sales
Natural gas	$1,424,315	$1,539,205	$4,678,665	$3,589,155
NGLs	152,906	145,104	310,015	318,920
Oil	32,793	16,190	61,269	37,151
Sales of natural gas, NGLs and oil	1,610,014	1,700,499	5,049,949	3,945,226

Gathering pipeline revenue
Firm reservation fees	171,030	169,597	334,112	336,288
Volumetric-based fees	170,298	150,672	342,191	319,294
Total Gathering pipeline revenue	341,328	320,269	676,303	655,582

Transmission pipeline revenue
Firm reservation fees	106,220	96,535	232,847	214,387
Volumetric-based fees	34,945	38,048	69,770	66,467
Total Transmission pipeline revenue	141,165	134,583	302,617	280,854

Intersegment eliminations and other	(336,186)	(317,675)	(660,316)	(628,692)
Total revenues from contracts with customers (a)	1,756,321	1,837,676	5,368,553	4,252,970

Other sources of revenue:
Gain (loss) on derivatives	44,640	719,964	(193,629)	41,045
Other revenues	8,979	79	13,752	3,554
Total other sources of revenue	53,619	720,043	(179,877)	44,599

Total operating revenues	$1,809,940	$2,557,719	$5,188,676	$4,297,569

(a)For revenue from contracts with customers for which the Company had satisfied its performance obligations and held an unconditional right to consideration, the Company recorded accounts receivable of $673.4 million and $1,159.0 million as of June 30, 2026 and December 31, 2025, respectively.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of remaining performance obligations. The following table summarizes the transaction price allocated to the Company's remaining obligations on all contracts with fixed consideration as of June 30, 2026.

	2026 (a)	2027	2028	2029	2030	Thereafter	Total

	(Thousands)
Upstream natural gas sales	$6,863	$7,540	$—	$—	$—	$—	$14,403

Gathering firm reservation fee revenue:
Third-party	47,078	86,260	86,260	86,260	86,260	288,112	680,230
Affiliate	50,927	101,508	97,701	97,701	103,978	1,403,698	1,855,513
Total	98,005	187,768	183,961	183,961	190,238	1,691,810	2,535,743

Gathering revenues from MVCs:
Third-party	51,765	96,926	87,901	74,032	63,236	140,649	514,509
Affiliate	206,989	410,621	411,740	410,622	408,323	1,634,129	3,482,424
Total	258,754	507,547	499,641	484,654	471,559	1,774,778	3,996,933

Transmission firm reservation fee revenue:
Third-party	90,284	178,467	172,539	169,923	166,411	662,365	1,439,989
Affiliate	132,082	262,637	260,776	260,445	260,445	1,704,604	2,880,989
Total	222,366	441,104	433,315	430,368	426,856	2,366,969	4,320,978

Total remaining performance obligations	$585,988	$1,143,959	$1,116,917	$1,098,983	$1,088,653	$5,833,557	$10,868,057

(a)July 1 through December 31.

As of June 30, 2026, based on total projected contractual revenues, the Company's firm gathering contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 12 years for affiliate contracts.

As of June 30, 2026, based on total projected contractual revenues, the Company's firm transmission and storage contracts had weighted average remaining terms of approximately 10 years for third-party contracts and 12 years for affiliate contracts.

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

With respect to the derivative commodity instruments held by the Company, the Company hedged portions of its expected sales of production and portions of its basis exposure covering approximately 900 billion cubic feet (Bcf) of natural gas and 4,615 thousand barrels (Mbbl) of NGLs as of June 30, 2026 and approximately 945 Bcf of natural gas and 4,022 Mbbl of NGLs as of December 31, 2025. The open positions at both June 30, 2026 and December 31, 2025 had maturities extending through December 2030.

Certain of the Company's OTC derivative instrument contracts provide that, if EQT's credit rating assigned by Moody's Investors Service, Inc. (Moody's), S&P Global Ratings (S&P) or Fitch Ratings Service (Fitch) is below the agreed-upon credit rating threshold (typically, below investment grade) and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the counterparty to such contract can require the Company to deposit collateral. Similarly, if such counterparty's credit rating assigned by Moody's, S&P or Fitch is below the agreed-upon credit rating threshold and if the associated derivative liability exceeds the agreed-upon dollar threshold for such credit rating, the Company can require the counterparty to deposit collateral with the Company. Such collateral can be up to 100% of the derivative liability. Investment grade refers to the quality of a company's credit as assessed by one or more credit rating agencies. To be considered investment grade, a company must be rated "Baa3" or higher by Moody's, "BBB–" or higher by S&P and "BBB–" or higher by Fitch. Anything below these ratings is considered non-investment grade. As of June 30, 2026, EQT's senior notes were rated "Baa3" by Moody's, "BBB–" by S&P and "BBB" by Fitch.

When the net fair value of any of the Company's OTC derivative instrument contracts represents a liability to the Company that is in excess of the agreed-upon dollar threshold for the Company's then-applicable credit rating, the counterparty has the right to require the Company to remit funds as a margin deposit in an amount equal to the portion of the derivative liability that is in excess of the dollar threshold amount. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the aggregate fair value of the Company's OTC derivative instruments with credit rating risk-related contingent features in a net liability position was $2.4 million and $4.4 million, respectively, for which no deposits were required or recorded in the Condensed Consolidated Balance Sheets.

When the net fair value of any of the Company's OTC derivative instrument contracts represents an asset to the Company that is in excess of the agreed-upon dollar threshold for the counterparty's then-applicable credit rating, the Company has the right to require the counterparty to remit funds as a margin deposit in an amount equal to the portion of the derivative asset that is in excess of the dollar threshold amount. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, there were no such deposits recorded in the Condensed Consolidated Balance Sheets.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

When the Company enters into exchange traded natural gas contracts, exchanges may require the Company to remit funds to the corresponding broker as good-faith deposits to guard against the risks associated with changing market conditions. The Company is required to make such deposits based on an established initial margin requirement and the net liability position, if any, of the fair value of the associated contracts. The Company records these deposits as a current asset in the Condensed Consolidated Balance Sheets. When the fair value of such contracts is in a net asset position, the broker may remit funds to the Company. The Company records these deposits as a current liability in the Condensed Consolidated Balance Sheets. The initial margin requirements are established by the exchanges based on the price, volatility and the time to expiration of the contract. The margin requirements are subject to change at the exchanges' discretion. As of June 30, 2026 and December 31, 2025, there was $22.9 million and $36.8 million, respectively, of such deposits recorded as a current asset in the Condensed Consolidated Balance Sheets.

The Company has netting agreements with financial institutions and its brokers that permit net settlement of gross commodity derivative assets against gross commodity derivative liabilities. The table below summarizes the impact of netting agreements and margin deposits on gross derivative assets and liabilities.

	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Derivative instruments subject to master netting agreements	Margin requirements with counterparties	Net derivative instruments

	(Thousands)
June 30, 2026
Asset derivative instruments, at fair value	$138,943	$(27,447)	$—	$111,496
Liability derivative instruments, at fair value	50,106	(27,447)	(22,931)	(272)

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$(79,250)	$—	$123,140
Liability derivative instruments, at fair value	137,299	(79,250)	(36,810)	21,239

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

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes assets and liabilities measured at fair value on a recurring basis.

		Fair value measurements at reporting date using:
	Gross derivative instruments recorded in the Condensed Consolidated Balance Sheets	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

	(Thousands)
June 30, 2026
Asset derivative instruments, at fair value	$138,943	$6,141	$132,802	$—
Liability derivative instruments, at fair value	50,106	8,450	41,656	—

December 31, 2025
Asset derivative instruments, at fair value	$202,390	$43,200	$159,190	$—
Liability derivative instruments, at fair value	137,299	39,164	98,135	—

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

The Company estimates the fair value of its senior notes using established fair value methodology. Because not all of the Company's senior notes are actively traded, their fair value is a Level 2 fair value measurement. As of June 30, 2026 and December 31, 2025, the Company's senior notes had a fair value of approximately $5.4 billion and $7.7 billion, respectively, and a carrying value of approximately $5.3 billion and $7.4 billion, respectively, inclusive of any current portion. See Note 7 for further discussion of the Company's debt.

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

6.    Income Taxes

For the six months ended June 30, 2026 and 2025, the Company calculated its provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring items) for the period. Any refinements to prior period taxes made in the current period due to new information are reflected as adjustments in the current period. There were no material changes to the Company's methodology for determining unrecognized tax benefits during the six months ended June 30, 2026.

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

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense at an effective tax rate of 22.0% and 21.1%, respectively. The Company's effective tax rate for the six months ended June 30, 2026 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes net of valuation allowances, partly offset by income attributable to noncontrolling interests. The Company's effective tax rate for the six months ended June 30, 2025 was higher compared to the U.S. federal statutory rate primarily as a result of state taxes, partly offset by income attributable to noncontrolling interests and excess tax benefits from share-based payments.

7.    Debt

The table below summarizes the Company's outstanding debt.

	June 30, 2026		December 31, 2025
	Principal Value	Carrying Value (a)	Principal Value	Carrying Value (a)

	(Thousands)
EQT's revolving credit facility maturing July 23, 2030	$52,000	$52,000	$75,000	$75,000
Eureka's revolving credit facility maturing November 13, 2027	272,000	272,000	285,000	285,000
EQT's senior notes and debentures:
3.125% notes due May 15, 2026	—	—	392,915	392,409
7.75% debentures due July 15, 2026	115,000	114,959	115,000	114,710
6.500% notes due July 1, 2027	—	—	344,921	346,255
3.900% notes due October 1, 2027	533,809	533,191	936,158	934,640
5.700% notes due April 1, 2028	500,000	496,037	500,000	494,905
5.500% notes due July 15, 2028	45,225	45,120	45,225	45,060
5.00% notes due January 15, 2029	318,494	316,780	318,494	316,448
4.50% notes due January 15, 2029	299,560	291,457	734,583	710,802
6.375% notes due April 1, 2029	48,989	49,447	596,725	602,840
7.000% notes due February 1, 2030 (b)	674,800	672,573	674,800	672,263
7.500% notes due June 1, 2030	494,086	519,593	494,086	522,749
4.75% notes due January 15, 2031	1,090,218	1,048,674	1,090,218	1,044,098
3.625% notes due May 15, 2031	435,165	431,834	435,165	431,496
5.750% notes due February 1, 2034	750,000	743,986	750,000	743,589
6.500% notes due July 15, 2048	67,196	68,063	67,196	68,064
Total debt	5,696,542	5,655,714	7,855,486	7,800,328
Less: Current portion of debt (c)	115,000	114,959	507,915	507,119
Long-term debt	$5,581,542	$5,540,755	$7,347,571	$7,293,209

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
(c)As of June 30, 2026, the current portion of debt included EQT's 7.75% debentures. As of December 31, 2025, the current portion of debt included EQT's 3.125% senior notes and 7.75% debentures.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt Repayments. The Company repaid, redeemed or repurchased the following debt during the six months ended June 30, 2026.

Debt Tranche	Principal	Premiums Paid (Discounts Received)	Accrued but Unpaid Interest	Total Cost

	(Thousands)
6.500% notes due July 1, 2027 (a)	$344,921	$5,695	$5,293	$355,909
3.900% notes due October 1, 2027 (b)	402,349	(2,350)	7,628	407,627
4.50% notes due January 15, 2029 (b)	435,023	(309)	3,861	438,575
6.375% notes due April 1, 2029 (b)	547,736	17,550	16,974	582,260
3.125% notes due May 15, 2026 (c)	392,915	—	6,139	399,054
Total	$2,122,944	$20,586	$39,895	$2,183,425

(a)On March 10, 2026, the Company issued a notice of full redemption to holders of EQT's outstanding 6.500% senior notes due July 1, 2027, and, on March 26, 2026, the Company redeemed such notes in full.
(b)On March 10, 2026, the Company announced the commencement of a tender offer to purchase for cash (the Tender Offer) certain of its outstanding senior notes. On March 26, 2026, the Company settled the Tender Offer, repurchasing approximately $1.4 billion aggregate principal amount of EQT's senior notes.
(c)Repaid at maturity.

On July 15, 2026, the Company repaid 115 million aggregate principal amount of EQT's 7.75% debentures at maturity.

EQT's Revolving Credit Facility. EQT has a $3.5 billion revolving credit facility.

As of both June 30, 2026 and December 31, 2025, the Company had approximately $2 million of letters of credit outstanding under EQT's revolving credit facility.

During the three months ended June 30, 2026 and 2025, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $462 million and $512 million, respectively, the average daily balance was approximately $155 million and $64 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.2% and 5.9%, respectively. During the six months ended June 30, 2026 and 2025, under EQT's revolving credit facility, the maximum amount of outstanding borrowings was $530 million and $566 million, respectively, the average daily balance was approximately $128 million and $136 million, respectively, and interest was incurred at a weighted average annual interest rate of 5.2% and 5.9%, respectively. For all periods presented, EQT incurred commitment fees of 20 basis points on the undrawn portion of its revolving credit facility.

As of June 30, 2026, EQT was in compliance with all provisions and covenants of the credit agreement governing EQT's revolving credit facility.

Eureka's Revolving Credit Facility. Through its controlling interest in Eureka Holdings, the Company consolidates Eureka's $400 million senior secured revolving credit facility.

As of both June 30, 2026 and December 31, 2025, Eureka had no letters of credit outstanding under its revolving credit facility.

During the three months ended June 30, 2026 and 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $272 million and $285 million, respectively, the average daily balance was approximately $270 million and $284 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.4% and 7.1%, respectively. During the six months ended June 30, 2026 and 2025, under Eureka's revolving credit facility, the maximum amount of outstanding borrowings was $285 million and $321 million, respectively, the average daily balance was approximately $276 million and $297 million, respectively, and interest was incurred at a weighted average annual interest rate of 6.4% and 7.1%, respectively.

As of June 30, 2026, Eureka was in compliance with all provisions and covenants of the credit agreement governing Eureka's revolving credit facility.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    Investments in Unconsolidated Entities

Equity Method Investments

The table below summarizes the Company's equity method investments.

	June 30, 2026		December 31, 2025
	Ownership Interest	Carrying Value	Ownership Interest	Carrying Value
		(Thousands)		(Thousands)
MVP Joint Venture (a):
MVP A	53.2%	$3,289,264	49.3%	$3,097,754
MVP B	47.2%	114,086	47.2%	42,420
MVP C	53.2%	399,443	49.3%	374,629
Total MVP Joint Venture		3,802,793		3,514,803

Laurel Mountain Midstream, LLC (b)	31.0%	46,932	31.0%	47,037
Other		48,389		35,724
Total		$3,898,114		$3,597,564

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
(b)Laurel Mountain Midstream, LLC is a midstream company formed as a joint venture among the Company, The Williams Companies, Inc. and certain other energy companies for the purpose of owning and operating gathering and processing assets.

MVP A. Series A of the MVP Joint Venture (MVP A) was formed for the purpose of constructing and owning the Mountain Valley Pipeline (MVP Mainline). As of June 30, 2026, MVP A's members consisted of the Midstream Joint Venture and affiliates of each of NextEra Energy, Inc. (NextEra), AltaGas Ltd. (AltaGas), RGC Resources, Inc. (RGC) and VED NPI IV, LLC (Vega). See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

MVP Mainline is a 303-mile long, 42-inch diameter natural gas interstate pipeline with a total capacity of 2.0 Bcf per day that spans from the Company's transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. MVP Mainline is in service and regulated by the FERC.

MVP B. Series B of the MVP Joint Venture (MVP B) was formed for the purpose of constructing and owning the MVP Southgate project (MVP Southgate). As of June 30, 2026, MVP B's members consisted of the Company and affiliates of NextEra, AltaGas and RGC.

MVP Southgate is an interstate pipeline project that is expected to extend approximately 31 miles from the terminus of MVP Mainline in Pittsylvania County, Virginia to planned new delivery points in Rockingham County, North Carolina using 30-inch diameter pipe, with a projected capacity of 0.55 Bcf per day.

The FERC authorized the MVP Joint Venture to proceed with construction of the MVP Southgate facilities in Virginia on March 23, 2026 and in North Carolina on June 18, 2026. MVP Southgate is expected to be placed into service by mid-2028. MVP Southgate is estimated to have a total cost of approximately $370 million to $430 million, excluding allowance for funds used during construction (AFUDC) and certain costs incurred for the originally certificated project. The Company will fund its proportionate share through capital contributions to MVP B.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the MVP Joint Venture's limited liability company agreement (the MVP LLC Agreement), the Company is required to provide performance assurance to fund its proportionate share of the construction budget for MVP Southgate. Under the MVP LLC Agreement, acceptable forms of performance assurance include a guarantee from the Company, a letter of credit or cash collateral. In July 2025, the Company issued a performance guarantee in favor of MVP B in the amount of $14.2 million. As a result of the FERC's March 23, 2026 authorization to proceed with construction of the MVP Southgate facilities in Virginia, the Company's existing performance guarantee was terminated and replaced with a new performance assurance equal to 33% of the Company's proportionate share of the remaining capital commitments under the most recently approved construction budget. Accordingly, in April 2026, the Company issued a new performance guarantee in favor of MVP B in the amount of $38.2 million.

MVP C. Series C of the MVP Joint Venture (MVP C) was formed on November 1, 2025 for the purpose of constructing and owning certain assets associated with the MVP Boost project (MVP Boost). As of June 30, 2026, MVP C's members consisted of the Company and affiliates of NextEra, AltaGas, RGC and Vega. See "MVP A and MVP C Interest Acquisitions" below for a discussion of changes in ownership interests that occurred during the first quarter of 2026.

MVP Boost is a contemplated project to add compression to MVP Mainline. MVP Boost is projected to increase the capacity on MVP Mainline by 0.6 Bcf per day. As designed, MVP Boost would add compression at three existing compressor stations in West Virginia and construct a new compressor station in Montgomery County, Virginia.

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

Under the MVP LLC Agreement, the Company is required to provide performance assurance to fund its proportionate share of the construction budget for MVP Boost. Under the MVP LLC Agreement, acceptable forms of performance assurance include a guarantee from the Company, a letter of credit or cash collateral. In November 2025, the Company issued a performance guarantee in favor of MVP C in the amount of $14.8 million. In April 2026, as a result of the MVP C Interest Acquisition (defined below), the Company amended its existing performance guarantee, increasing the amount to $16.0 million. Following the FERC's initial authorization to proceed with construction of MVP Boost, the Company's existing performance guarantee will be terminated and the Company will be required to provide a new performance assurance equal to 33% of the Company's proportionate share of the remaining capital commitments under the most recently approved construction budget.

MVP A and MVP C Interest Acquisitions. On March 30, 2026, the Company completed its acquisition of an approximately 3.94% interest in MVP A (the MVP A Interest Acquisition) and an approximately 3.94% interest in MVP C (the MVP C Interest Acquisition and, together with the MVP A Interest Acquisition, the MVP A and MVP C Interest Acquisitions) from an affiliate of Con Edison Gas Pipeline and Storage, LLC (ConEd) pursuant to a preferential buy-out right under the MVP LLC Agreement. Total consideration, excluding transaction costs, was $213.9 million, consisting of $198.3 million for the MVP A Interest Acquisition, of which $98.4 million was funded by the BXCI Affiliate (defined in Note 9), and $15.6 million for the MVP C Interest Acquisition. The Company funded its share of the consideration for the MVP A and MVP C Interest Acquisitions with cash on hand. The MVP A and MVP C Interest Acquisitions increased the Company's unamortized basis differences, a portion of which is amortized in the Statements of Condensed Consolidated Operations.

In January 2026, NextEra completed its acquisition of an approximately 2.66% interest in each of MVP A and MVP C from ConEd pursuant to a similar preferential buy-out right under the MVP LLC Agreement. Following these acquisitions, ConEd is no longer a member of MVP A or MVP C.

Investments in Equity Securities

The Investment Fund. The Company holds an investment in a fund (the Investment Fund) that invests in companies that develop technology and operating solutions for exploration and production companies. As of June 30, 2026 and December 31, 2025, the fair value of the Company's investment in the Investment Fund was approximately $48 million and $33 million, respectively, and is presented in investments in unconsolidated entities in the Condensed Consolidated Balance Sheets. The Company computes the fair value of the Company's investment in the Investment Fund using, as a practical expedient, the net asset value provided in the financial statements received from fund managers.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    Midstream Joint Venture

PipeBox LLC (the Midstream Joint Venture) is a consolidated subsidiary of the Company in which Blackstone Credit & Insurance (the BXCI Affiliate) holds a noncontrolling interest. As of June 30, 2026, the Midstream Joint Venture's assets included approximately 950 miles of FERC-regulated interstate pipelines, the Hammerhead Pipeline System (a gathering header pipeline that connects production in Pennsylvania and West Virginia to MVP Mainline and other interstate pipelines) and a 53.2% ownership interest in MVP A.

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

During the six months ended June 30, 2026, the Midstream Joint Venture paid distributions of $238.0 million to the BXCI Affiliate. Distributions from the Midstream Joint Venture to the Company are eliminated in consolidation. As of June 30, 2026, the remaining amount required to achieve the Base Return was approximately $3.4 billion.

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

MVP A Interest Acquisition. As discussed in Note 8, the Company completed the MVP A Interest Acquisition for total consideration of $198.3 million, excluding transaction costs, which was funded by the Midstream Joint Venture's members in proportion to each member's existing ownership interests in the Midstream Joint Venture through capital contributions. The BXCI Affiliate's capital contribution of $98.4 million is presented in contribution from noncontrolling interests in the Condensed Consolidated Financial Statements. In connection with such funding, the Midstream Joint Venture issued additional Class A units to the Company, as the Class A unitholder, and Class B units to the BXCI Affiliate, as the Class B unitholder, to maintain the members' relative ownership percentages. The capital contributions increased the BXCI Affiliate's claim on the Midstream Joint Venture's book value and, as a result, increased the remaining amount required to achieve the Base Return.

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    Income Per Share

The table below provides the computation for basic and diluted income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands, except per share amounts)
Net income attributable to EQT Corporation – Basic and diluted income available to shareholders	$211,425	$784,147	$1,698,654	$1,026,286

Weighted average common stock outstanding – Basic	625,962	599,221	625,549	598,574
Stock options, restricted stock and performance awards (a)	3,087	3,703	3,521	4,322
Weighted average common stock outstanding – Diluted	629,049	602,924	629,070	602,896

Income per share of common stock attributable to EQT Corporation:
Basic	$0.34	$1.31	$2.72	$1.71
Diluted	$0.34	$1.30	$2.70	$1.70

(a)Excludes securities that would have had an antidilutive effect on diluted income per share, which had a weighted average, in thousands, of 2,611 and 744 for the three months ended June 30, 2026 and 2025, respectively, and 1,311 and 570 for the six months ended June 30, 2026 and 2025, respectively. Such antidilutive securities included the stock options described in Note 11, which have exercise prices exceeding the average stock price of EQT common stock.

11.    Share-Based Compensation Plans

Effective April 27, 2026, the Management Development and Compensation Committee of the Company's Board of Directors granted an aggregate total of 3,650,000 non-qualified stock options to EQT's executive officers under the EQT Corporation 2020 Long-Term Incentive Plan. The grant of stock options to each executive officer was allocated equally to three separate tranches, with each tranche having a strike price (i.e., an exercise price) set at a significant premium to the then-current market value of EQT common stock (specifically, the exercise price for these tranches was set at $90, $95 and $100 per share). Subject to the conditions set forth in the option award agreement, the three tranches vest and become exercisable on the third, fourth and fifth anniversary of the grant date, with the option award agreement expiring on April 27, 2033. Consistent with the objectives of the Company's executive compensation program, these stock options were designed to further align executive long-term incentive compensation opportunity with the long-term interests of the Company's shareholders and to support the retention of the Company's executive officers.

The fair value of the Company's stock option grants was estimated at the grant date using a lattice option-pricing model. The key assumptions used in the valuation are summarized in the table below.

	Option Tranche 1	Option Tranche 2	Option Tranche 3
Shares granted	1,216,667	1,216,667	1,216,666
Years to vesting	3	4	5
Stock price at grant date	$58.64	$58.64	$58.64
Strike price	$90.00	$95.00	$100.00
Expected term in years	6.46	6.65	6.81
Grant date fair value per share	$20.51	$20.20	$19.80

EQT CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Across all three tranches, the valuation used the same blended volatility (45.86%), risk-free rate (4.09%) and dividend yield (1.09%). Expected volatility was based on an equal blend of the Company's historical and implied volatility. The risk-free rate was based on the U.S. Treasury yield curve in effect at the grant date. The dividend yield was based on the Company's three-month average expected dividend rate.

The aggregate grant-date fair value of the awards was $73.6 million. The Company recognized $3.4 million of compensation cost related to this grant during the three and six months ended June 30, 2026 and expects to recognize $70.2 million of unrecognized compensation cost over a weighted average remaining period of 3.8 years.

12.    Blackline Midstream Acquisition

On July 21, 2026, the Company completed its acquisition (the Blackline Midstream Acquisition) of all of the operating subsidiaries of Blackline Midstream, LLC, an owner and operator of liquefied propane gas storage, distribution and marine terminal facilities and associated assets on the Piscataqua River in Newington, New Hampshire and Providence, Rhode Island. The purchase price for the Blackline Midstream Acquisition was approximately $77 million, subject to customary post-closing purchase price adjustments. The Company funded the consideration with borrowings under EQT's revolving credit facility.

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

CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and are usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning, or the negative thereof. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section "Trends and Uncertainties" in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and expectations of our plans, strategies, objectives and growth and anticipated financial and operational performance, including guidance regarding our strategy to develop our reserves; drilling plans and programs, including availability of capital to complete these plans and programs; total resource potential and drilling inventory duration; projected production and sales volume, including natural gas liquids (NGLs) and liquefied natural gas (LNG) volumes and sales; the projected volume and timing of LNG offtake and tolling commitments subject to final investment decisions; potential curtailments and the anticipated volume and duration thereof; natural gas prices; changes in basis and the impact of commodity prices on our business; potential future impairments of our assets; projected well costs and capital expenditures; infrastructure projects; the cost, capacity and timing of obtaining regulatory approvals; our ability to successfully implement and execute our operational and organizational initiatives, and achieve the anticipated results of such initiatives; projected gathering and compression rates; potential acquisitions or other strategic transactions, the timing thereof and our ability to achieve the intended operational, financial and strategic benefits from any such transactions or from any recently completed strategic transactions, including the Company's acquisition of all of the operating subsidiaries of Blackline Midstream, LLC; the amount and timing of any repayments, redemptions or repurchases of EQT common stock, outstanding debt securities or other debt instruments; our ability to retire our debt and the timing of such retirements, if any; the projected amount and timing of dividends; projected cash flows and free cash flow, and the timing thereof; liquidity and financing requirements, including funding sources and availability; our ability to maintain or improve our credit ratings, leverage levels and financial profile; our hedging strategy and projected margin posting obligations; the effects of litigation, government regulation and tax position; and the expected impact of changes to tax laws.

The forward-looking statements included in this Quarterly Report on Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. These risks and uncertainties include, but are not limited to, volatility of commodity prices; the costs and results of drilling and operations; uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future; the assumptions underlying production forecasts; the quality of technical data; our ability to appropriately allocate capital and other resources among our strategic opportunities; access to and cost of capital; our hedging and other financial contracts; inherent hazards and risks normally incidental to drilling for, producing, transporting and storing natural gas, NGLs and oil; operational risks and hazards incidental to the gathering, transmission and storage of natural gas as well as unforeseen interruptions; cyber security risks and acts of sabotage; availability and cost of drilling rigs, completion services, equipment, supplies, personnel, oilfield services and sand and water required to execute our exploration and development plans, including as a result of inflationary pressures or tariffs; risks associated with operating primarily in the Appalachian Basin; the ability to obtain environmental and other permits and the timing thereof; construction, business, economic, competitive, regulatory, judicial, environmental, political and legal uncertainties related to the development and construction by us or our joint ventures of pipeline and storage facilities and transmission assets and the optimization of such assets; our ability to renew or replace expiring gathering, transmission or storage contracts at favorable rates on a long-term basis or at all; risks relating to our joint venture arrangements; government regulation or action, including regulations pertaining to methane and other greenhouse gas

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
emissions; negative public perception of the fossil fuels industry; increased consumer demand for alternatives to natural gas; environmental and weather risks, including the possible impacts of climate change; and disruptions to our business due to recently completed divestitures, acquisitions and other significant strategic transactions. These and other risks and uncertainties are described under the "Risk Factors" section and elsewhere in EQT's Annual Report on Form 10-K for the year ended December 31, 2025, and may be updated by other documents we subsequently file from time to time with the Securities and Exchange Commission (the SEC).

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.

Recent and Significant Events

Blackline Midstream Acquisition

On July 21, 2026, we completed our acquisition (the Blackline Midstream Acquisition) of all of the operating subsidiaries of Blackline Midstream, LLC, an owner and operator of liquefied propane gas storage, distribution and marine terminal facilities and associated assets on the Piscataqua River in Newington, New Hampshire and Providence, Rhode Island. The purchase price for the Blackline Midstream Acquisition was approximately $77 million, subject to customary post-closing purchase price adjustments. We funded the consideration with borrowings under EQT's revolving credit facility.

MVP A and MVP C Interest Acquisitions

On March 30, 2026, we completed our acquisitions (the MVP A and MVP C Interest Acquisitions) of an approximately 3.94% interest in each of MVP A and MVP C (each defined in Note 8 to the Condensed Consolidated Financial Statements) from an affiliate of Con Edison Gas Pipeline and Storage, LLC pursuant to a preferential buy-out right under the MVP LLC Agreement (defined in Note 8 to the Condensed Consolidated Financial Statements). Total consideration for our acquisition of equity interests in MVP A (MVP A Interest Acquisition), excluding transaction costs, was $198.3 million, of which $98.4 million was funded by the BXCI Affiliate (defined in Note 9 to the Condensed Consolidated Financial Statements). Total consideration for our acquisition of equity interests in MVP C was $15.6 million. We funded our share of the consideration for the MVP A and MVP C Interest Acquisitions with cash on hand.

Olympus Energy Acquisition

Our financial results for 2026 reflect our operation of the assets acquired in our acquisition (the Olympus Energy Acquisition) of certain oil and gas properties and related upstream and midstream assets from Olympus Energy LLC, Hyperion Midstream LLC and Bow & Arrow Land Company LLC, which was completed on July 1, 2025.

Trends and Uncertainties

Commodity prices were volatile in the first half of 2026 and we expect commodity prices to continue to be volatile for the remainder of 2026 due to macroeconomic uncertainty, changes to the regulatory environment and geopolitical instability and tensions, including in the Middle East, Venezuela, Russia and Ukraine, and potential further imposition of domestic and foreign tariffs. Our revenue, profitability, liquidity and financial position will continue to be impacted in the future by the market prices for natural gas and, to a lesser extent, NGLs and oil.

In response to natural gas price volatility and to optimize in-basin pricing, we implement strategic curtailments from time to time. Strategic curtailments during the second quarter of 2026 were below our previously disclosed guidance and were not significant to our results. Low natural gas prices or volatility in the natural gas market may result in further adjustments to our 2026 planned development schedule and/or adjustments to the development schedule of non-operated wells in which we have a working interest. We cannot control or otherwise influence the development schedule of non-operated wells in which we have a working interest. Adjustments to our 2026 planned development schedule or the development schedule of non-operated wells in which we have a working interest, including due to declines in natural gas prices, the pace of well completions, access to sand and water to conduct drilling operations, access to sufficient pipeline takeaway capacity, unscheduled downtime at processing facilities or otherwise, could impact our future sales volume, operating revenues and expenses, per unit metrics and capital expenditures.

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

Consolidated Results of Operations

Net income attributable to EQT Corporation for the three months ended June 30, 2026 was approximately $211 million, $0.34 per diluted share, compared to approximately $784 million, $1.30 per diluted share, for the same period in 2025. The decrease was driven primarily by lower derivative gains and lower average realized natural gas prices, partly offset by lower income tax expense and lower legal reserves.

Net income attributable to EQT Corporation for the six months ended June 30, 2026 was approximately $1,699 million, $2.70 per diluted share, compared to approximately $1,026 million, $1.70 per diluted share, for the same period in 2025. The increase was driven primarily by higher natural gas sales, lower legal reserves and lower interest expense, partly offset by a loss on derivatives in 2026 compared to a gain in 2025, higher income tax expense and higher depreciation expense.

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands, unless otherwise noted)
NATURAL GAS
Sales volume (MMcf)	596,984	534,441	1,178,311	1,070,779
NYMEX price ($/MMBtu)	$2.89	$3.43	$3.91	$3.54
Btu uplift	0.16	0.20	0.21	0.19
Natural gas price ($/Mcf)	$3.05	$3.63	$4.12	$3.73

Basis ($/Mcf) (a)	$(0.67)	$(0.75)	$(0.15)	$(0.38)
Cash settled basis swaps ($/Mcf)	—	—	(0.16)	(0.04)
Average differential, including cash settled basis swaps ($/Mcf)	(0.67)	(0.75)	(0.31)	(0.42)
Average adjusted price ($/Mcf)	2.38	2.88	3.81	3.31
Cash settled derivatives ($/Mcf)	0.13	(0.19)	(0.03)	(0.13)
Average natural gas price, including cash settled derivatives ($/Mcf)	$2.51	$2.69	$3.78	$3.18
Natural gas sales, including cash settled derivatives	$1,499,693	$1,438,682	$4,448,390	$3,400,873

LIQUIDS
NGLs, excluding ethane:
Sales volume (MMcfe) (b)	20,751	22,475	41,309	43,347
Sales volume (Mbbl)	3,459	3,745	6,885	7,224
NGLs price ($/Bbl)	$39.29	$35.86	$38.77	$40.02
Cash settled derivatives ($/Bbl)	(0.80)	(0.22)	(0.11)	(0.70)
Average NGLs price, including cash settled derivatives ($/Bbl)	$38.49	$35.64	$38.66	$39.32
NGLs sales, including cash settled derivatives	$133,121	$133,488	$266,153	$284,023
Ethane:
Sales volume (MMcfe) (b)	13,934	9,432	26,638	20,602
Sales volume (Mbbl)	2,322	1,573	4,439	3,434
Ethane price ($/Bbl)	$7.33	$6.85	$9.71	$8.69
Ethane sales	$17,021	$10,775	$43,089	$29,829
Oil:
Sales volume (MMcfe) (b)	2,805	1,879	5,915	4,250
Sales volume (Mbbl)	468	313	986	708
Oil price ($/Bbl)	$70.14	$51.70	$62.15	$52.45
Oil sales	$32,793	$16,190	$61,269	$37,151

Total liquids sales volume (MMcfe) (b)	37,490	33,786	73,862	68,199
Total liquids sales volume (Mbbl)	6,249	5,631	12,310	11,366
Total liquids sales	$182,935	$160,453	$370,511	$351,003

TOTAL
Total natural gas and liquids sales, including cash settled derivatives (c)	$1,682,628	$1,599,135	$4,818,901	$3,751,876
Total sales volume (MMcfe)	634,474	568,227	1,252,173	1,138,978
Average realized price ($/Mcfe)	$2.65	$2.81	$3.85	$3.29
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Thousands, unless otherwise noted)
Total Upstream operating revenues	$1,663,633	$2,420,542	$4,870,072	$3,989,825
(Deduct) add:
Upstream (gain) loss on derivatives	(44,640)	(719,964)	193,629	(41,045)
Net cash settlements received (paid) on derivatives (a)	72,614	(101,364)	(231,048)	(193,350)
Upstream other revenues	(8,979)	(79)	(13,752)	(3,554)
Upstream adjusted operating revenues, a non-GAAP financial measure	$1,682,628	$1,599,135	$4,818,901	$3,751,876

Total sales volume (MMcfe)	634,474	568,227	1,252,173	1,138,978
Average sales price ($/Mcfe)	$2.54	$2.99	$4.03	$3.46
Average realized price ($/Mcfe)	$2.65	$2.81	$3.85	$3.29

(a)Net cash settlements received (paid) on derivatives are included in average realized price but may not be included in operating revenues. For the three months ended June 30, 2026, net cash settlements received on derivatives consisted of net cash settlements received on NYMEX natural gas hedge positions of approximately $76 million and net cash settlements paid on basis and liquids hedge positions of approximately $3 million. For the three months ended June 30, 2025, net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $102 million and net cash settlements received on basis and liquids hedge positions of approximately $1 million.

For the six months ended June 30, 2026, net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $38 million and net cash settlements paid on basis and liquids hedge positions of approximately $193 million. For the six months ended June 30, 2025, net cash settlements paid on derivatives consisted of net cash settlements paid on NYMEX natural gas hedge positions of approximately $145 million and net cash settlements paid on basis and liquids hedge positions of approximately $48 million.

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Results of Operations

	Three Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	634,474	568,227	66,247	11.7
Average daily sales volume (MMcfe/d)	6,972	6,244	728	11.7
Average sales price ($/Mcfe)	$2.54	$2.99	$(0.45)	(15.1)

Operating revenues:
Sales of natural gas, NGLs and oil	$1,610,014	$1,700,499	$(90,485)	(5.3)
Gain on derivatives	44,640	719,964	(675,324)	(93.8)
Other revenues	8,979	79	8,900	11,265.8
Total operating revenues	1,663,633	2,420,542	(756,909)	(31.3)
Operating expenses:
Transportation and processing:
Gathering	57,991	48,077	9,914	20.6
Transmission	253,844	257,724	(3,880)	(1.5)
Processing	73,182	83,315	(10,133)	(12.2)
Transportation and processing to affiliate (a)	336,190	317,023	19,167	6.0
Total transportation and processing	721,207	706,139	15,068	2.1
Lease operating expense (LOE)	62,837	51,792	11,045	21.3
Production taxes	37,479	39,726	(2,247)	(5.7)
Selling, general and administrative	62,028	46,708	15,320	32.8
Production depletion	602,301	539,804	62,497	11.6
Other depreciation and depletion	1,164	1,114	50	4.5
Loss on sale/exchange of long-lived assets	2,860	2,688	172	6.4
Impairment and expiration of leases	6,232	3,254	2,978	91.5
Other operating expenses	58,142	22,207	35,935	161.8
Total operating expenses	1,554,250	1,413,432	140,818	10.0
Operating income	$109,383	$1,007,110	$(897,727)	(89.1)

Per Unit ($/Mcfe):
Gathering	$0.09	$0.08	$0.01	12.5
Transmission	0.40	0.45	(0.05)	(11.1)
Processing	0.12	0.15	(0.03)	(20.0)
Transportation and processing to affiliate (a)	0.53	0.56	(0.03)	(5.4)
LOE	0.10	0.09	0.01	11.1
Production taxes	0.06	0.07	(0.01)	(14.3)
Selling, general and administrative	0.10	0.08	0.02	25.0
Production depletion	0.95	0.95	—	—

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of Natural Gas, NGLs and Oil. Sales of natural gas, NGLs and oil decreased by approximately $90 million for the three months ended June 30, 2026 compared to the same period in 2025, reflecting a decrease of approximately $288 million from lower average sales price, partly offset by approximately $198 million from increased sales volumes.

Average sales price decreased for the three months ended June 30, 2026 compared to the same period for 2025 due primarily to a lower NYMEX price, partly offset by a favorable basis differential and higher liquids prices. Sales volume increased for the three months ended June 30, 2026 compared to the same period for 2025 due primarily to a 48 billion cubic feet equivalent (Bcfe) increase from the assets acquired in the Olympus Energy Acquisition, increases from wells turned-in-line since the second quarter of 2025 and increases from well performance optimization.

Gain on Derivatives. For the three months ended June 30, 2026, we recognized a gain on derivatives of approximately $45 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $37 million due to decreases in NYMEX forward prices and increases in the fair market value of our basis and liquids swaps of approximately $8 million. For the three months ended June 30, 2025, we recognized a gain on derivatives of approximately $720 million related primarily to increases in the fair market value of our NYMEX swaps and options of approximately $682 million due to decreases in NYMEX forward prices and increases in the fair market value of our basis and liquids swaps of approximately $38 million.

Gathering Expense. Gathering expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to higher volumes gathered by third parties from wells turned-in-line in the first quarter of 2026.

Processing Expense. Processing expense decreased on an absolute and per Mcfe basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to decreased production of gas that requires processing. In addition, on a per Mcfe basis, processing expense decreased due primarily to higher sales volume.

Transportation and Processing Expense to Affiliate. Affiliate transportation and processing expense increased on an absolute basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Olympus Energy Acquisition, partly offset by the declining rate structures under a certain gas gathering agreement with our Gathering segment. On a per Mcfe basis, affiliate transportation and processing expense decreased due primarily to higher sales volume as well as the declining rate structures under a certain gas gathering agreement with our Gathering segment.

Lease Operating Expense. Lease operating expense increased on an absolute and per Mcfe basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to costs from the assets acquired in the Olympus Energy Acquisition as well as higher water network and winter maintenance expenses.

Selling, General and Administrative Expense. Selling, general and administrative expense increased on an absolute basis and per Mcfe basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

Production Depletion Expense. Production depletion expense increased on an absolute basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to higher sales volumes, partly offset by a lower annual depletion rate.

Other Operating Expenses. Other operating expenses increased on an absolute basis for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to increased expense from changes in legal and environmental reserves, including from settlements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Total sales volume (MMcfe)	1,252,173	1,138,978	113,195	9.9
Average daily sales volume (MMcfe/d)	6,918	6,293	625	9.9
Average sales price ($/Mcfe)	$4.03	$3.46	$0.57	16.5

Operating revenues:
Sales of natural gas, NGLs and oil	$5,049,949	$3,945,226	$1,104,723	28.0
(Loss) gain on derivatives	(193,629)	41,045	(234,674)	(571.7)
Other revenues	13,752	3,554	10,198	286.9
Total operating revenues	4,870,072	3,989,825	880,247	22.1
Operating expenses:
Transportation and processing:
Gathering	113,805	92,914	20,891	22.5
Transmission	517,320	508,588	8,732	1.7
Processing	154,231	165,823	(11,592)	(7.0)
Transportation and processing to affiliate (a)	660,330	627,414	32,916	5.2
Total transportation and processing	1,445,686	1,394,739	50,947	3.7
LOE	116,549	93,592	22,957	24.5
Production taxes	98,945	86,364	12,581	14.6
Selling, general and administrative	117,076	95,378	21,698	22.7
Production depletion	1,168,825	1,082,139	86,686	8.0
Other depreciation and depletion	2,346	2,273	73	3.2
Loss on sale/exchange of long-lived assets	2,835	2,872	(37)	(1.3)
Impairment and expiration of leases	10,055	5,915	4,140	70.0
Other operating expenses	72,096	27,657	44,439	160.7
Total operating expenses	3,034,413	2,790,929	243,484	8.7
Operating income	$1,835,659	$1,198,896	$636,763	53.1

Per Unit ($/Mcfe):
Gathering	$0.09	$0.08	$0.01	12.5
Transmission	0.41	0.45	(0.04)	(8.9)
Processing	0.12	0.15	(0.03)	(20.0)
Transportation and processing to affiliate (a)	0.53	0.55	(0.02)	(3.6)
LOE	0.09	0.08	0.01	12.5
Production taxes	0.08	0.08	—	—
Selling, general and administrative	0.09	0.08	0.01	12.5
Production depletion	0.93	0.95	(0.02)	(2.1)

(a)Transportation and processing to affiliate represents intercompany transactions with our Gathering and Transmission segments, which are eliminated in consolidation.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of Natural Gas, NGLs and Oil. Sales of natural gas, NGLs and oil increased by approximately $1,105 million for the six months ended June 30, 2026 compared to the same period in 2025, reflecting an increase of approximately $713 million from higher average sales price and approximately $392 million from increased sales volumes.

Average sales price increased for the six months ended June 30, 2026 compared to the same period for 2025 due primarily to a higher NYMEX price and a favorable basis differential, partly offset by lower NGL prices. Sales volume increased for the six months ended June 30, 2026 compared to the same period for 2025 due primarily to a 96 Bcfe increase from the assets acquired in the Olympus Energy Acquisition, increases from wells turned-in-line since the second quarter of 2025 and increases from well performance optimization.

(Loss) Gain on Derivatives. For the six months ended June 30, 2026, we recognized a loss on derivatives of approximately $194 million related primarily to decreases in the fair market value of our basis and liquids swaps of approximately $157 million and decreases in the fair market value of our NYMEX swaps and options of approximately $37 million due to increases in NYMEX forward prices. For the six months ended June 30, 2025, we recognized a gain on derivatives of approximately $41 million related primarily to increases in the fair market value of our basis and liquids swaps of approximately $142 million, partly offset by decreases in the fair market value of our NYMEX swaps and options of approximately $101 million due to increases in NYMEX forward prices.

Gathering Expense. Gathering expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher volumes gathered by third parties from wells turned-in-line in the first quarter of 2026.

Transmission Expense. Transmission expense increased on an absolute basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to additional short-term capacity contracted on MVP Mainline (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $12 million and higher rates for capacity on the Rockies Express Pipeline, partly offset by expired capacity on the Columbia Gas Transmission system. On a per Mcfe basis, transmission expense decreased due primarily to higher sales volume, partly offset by the additional capacity and higher capacity charges.

Processing Expense. Processing expense decreased on an absolute and per Mcfe basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to decreased production of gas that requires processing. In addition, on a per Mcfe basis, processing expense decreased due primarily to higher sales volume.

Transportation and Processing Expense to Affiliate. Affiliate transportation and processing expense increased on an absolute basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to our Gathering segment's ownership of the gathering assets acquired in the Olympus Energy Acquisition, partly offset by the declining rate structures under a certain gas gathering agreement with our Gathering segment. On a per Mcfe basis, affiliate transportation and processing expense decreased due primarily to higher sales volume as well as the declining rate structures under a certain gas gathering agreement with our Gathering segment.

Lease Operating Expense. Lease operating expense increased on an absolute and per Mcfe basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to costs from the assets acquired in the Olympus Energy Acquisition as well as higher water network and winter maintenance expenses.

Production Taxes. Production tax expense increased on an absolute basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher severance taxes of approximately $9 million driven by higher sales volumes and higher sales prices.

Selling, General and Administrative Expense. Selling, general and administrative expense increased on an absolute basis and per Mcfe basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

Production Depletion Expense. Production depletion expense increased on an absolute basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher sales volumes, partly offset by a lower annual depletion rate. On a per Mcfe basis, production depletion expense decreased due primarily to the lower depletion rate.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Expenses. Other operating expenses increased on an absolute basis for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to increased expense from changes in legal and environmental reserves, including from settlements.

Gathering Results of Operations

	Three Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,920	5,096	824	16.2
Volumetric-based volumes (a)	4,955	4,731	224	4.7
Total gathered volume	10,875	9,827	1,048	10.7

Operating revenues:
Firm reservation fees	$171,030	$169,597	$1,433	0.8
Volumetric-based fees	170,298	150,672	19,626	13.0
Total operating revenues	341,328	320,269	21,059	6.6
Operating expenses:
Operating and maintenance	47,102	40,597	6,505	16.0
Selling, general and administrative	21,352	12,921	8,431	65.3
Depreciation	56,134	54,032	2,102	3.9
Other operating expenses	—	7,314	(7,314)	(100.0)
Total operating expenses	124,588	114,864	9,724	8.5
Operating income	$216,740	$205,405	$11,335	5.5

(a)For agreements structured with minimum volume commitments (MVCs), firm capacity includes volumes up to the contractual MVC and volumetric-based volumes includes volumes in excess of the contractual MVC.

Volumetric-Based Fees. Volumetric-based fee revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 due to increased affiliate revenue, partly offset by decreased third-party revenue. Affiliate revenue increased approximately $25 million due primarily to the gathering assets acquired in the Olympus Energy Acquisition. Third-party revenue decreased approximately $6 million due primarily to lower usage.

Operating and Maintenance Expense. Operating and maintenance expense increased for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to higher personnel costs.

Selling, General and Administrative Expense. Selling, general and administrative expense increased for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

Other Operating Expense. During the three months ended June 30, 2025, we recognized other operating expenses related to environmental reserves.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Gathered volume (British thermal unit (BBtu)/d):
Firm capacity (a)	5,817	5,116	701	14
Volumetric-based volumes (a)	4,904	4,746	158	3
Total gathered volume	10,721	9,862	859	9

Operating revenues:
Firm reservation fees	$334,112	$336,288	$(2,176)	(1)
Volumetric-based fees	342,191	319,294	22,897	7
Total operating revenues	676,303	655,582	20,721	3
Operating expenses:
Operating and maintenance	89,213	76,906	12,307	16
Selling, general and administrative	40,098	28,318	11,780	42
Depreciation	111,949	103,456	8,493	8
Other operating expenses	35	10,296	(10,261)	(100)
Total operating expenses	241,295	218,976	22,319	10
Operating income	$435,008	$436,606	$(1,598)	—

(a)For agreements structured with MVCs, firm capacity includes volumes up to the contractual MVC and volumetric-based volumes includes volumes in excess of the contractual MVC.

Firm Reservation Fees. Firm reservation fee revenue decreased for the six months ended June 30, 2026 compared to the same period in 2025 due to decreased affiliate revenue, partly offset by increased third-party revenue. Affiliate revenue decreased approximately $12 million due primarily to declining rate structures under certain gas gathering agreements with our Upstream segment of approximately $19 million, partly offset by additional capacity acquired under certain gas gathering agreements with our Upstream segment. Third-party revenues increased approximately $10 million due primarily to increased contracted MVCs.

Volumetric-Based Fees. Volumetric-based fee revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 due to increased affiliate revenue, partly offset by decreased third-party revenue. Affiliate revenue increased approximately $31 million due primarily to the gathering assets acquired in the Olympus Energy Acquisition of approximately $46 million, partly offset by lower usage under certain gas gathering agreements with our Upstream segment. Third-party revenue decreased approximately $8 million due primarily to lower usage.

Operating and Maintenance Expense. Operating and maintenance expense increased for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher personnel costs and higher repairs and maintenance expense.

Selling, General and Administrative Expense. Selling, general and administrative expense increased for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher long-term incentive compensation costs and higher professional service costs.

Other Operating Expense. During the six months ended June 30, 2025, we recognized other operating expenses related to environmental reserves.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Transmission Results of Operations

	Three Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,700	4,229	471	11.1
Interruptible capacity	20	50	(30)	(60.0)
Total transmission pipeline throughput	4,720	4,279	441	10.3

Average firm transmission reservation commitments (BBtu/d)	4,967	4,474	493	11.0

Operating revenues:
Firm reservation fees	$106,220	$96,535	$9,685	10.0
Volumetric-based fees	34,945	38,048	(3,103)	(8.2)
Total operating revenues	141,165	134,583	6,582	4.9
Operating expenses:
Operating and maintenance	13,118	13,386	(268)	(2.0)
Selling, general and administrative	8,361	8,107	254	3.1
Depreciation	20,375	19,399	976	5.0
Amortization of intangible assets	3,333	3,333	—	—
Loss on sale/exchange of long-lived assets	725	302	423	140.1
Other operating expenses	2,250	—	2,250	100.0
Total operating expenses	48,162	44,527	3,635	8.2
Operating income	$93,003	$90,056	$2,947	3.3

(a)Firm capacity includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm Reservation Fees. Firm reservation fee revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to increased affiliate revenue of approximately $8 million related to an increase in contracted firm reservation capacity and higher average reservation rates under certain agreements with our Upstream segment.

Other Operating Expense. During the three months ended June 30, 2026, we recognized other operating expenses related to legal and environmental reserves, including from settlements.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2026	2025	Change	% Change

	(Thousands, unless otherwise noted)
Transmission pipeline throughput (BBtu/d):
Firm capacity (a)	4,695	4,184	511	12
Interruptible capacity	24	49	(25)	(51)
Total transmission pipeline throughput	4,719	4,233	486	11

Average firm transmission reservation commitments (BBtu/d)	5,333	4,909	424	9

Operating revenues:
Firm reservation fees	$232,847	$214,387	$18,460	9
Volumetric-based fees	69,770	66,467	3,303	5
Total operating revenues	302,617	280,854	21,763	8
Operating expenses:
Operating and maintenance	25,875	24,374	1,501	6
Selling, general and administrative	16,039	17,526	(1,487)	(8)
Depreciation	42,037	39,269	2,768	7
Amortization of intangible assets	6,666	6,666	—	—
Loss on sale/exchange of long-lived assets	725	349	376	108
Other operating expenses	2,250	(536)	2,786	(520)
Total operating expenses	93,592	87,648	5,944	7
Operating income	$209,025	$193,206	$15,819	8

(a)Firm capacity includes all volumes associated with firm capacity contracts, including volumes in excess of firm capacity.

Firm Reservation Fees. Firm reservation fee revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 due to increased affiliate and third-party revenue. Affiliate revenue increased $13 million due primarily to increased firm reservation capacity and higher average reservation rates under certain agreements with our Upstream segment. Third-party revenue increased approximately $5 million due primarily to increased short-term firm reservation winter capacity and higher average reservation rates under certain agreements with third parties.

Other Operating Expense. Other operating expenses increased for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to expense from changes in legal and environmental reserves, including from settlements.

Other Income Statement Items

Other operating expenses. During the three months ended June 30, 2025, we recognized approximately $134 million of corporate other operating expense, net of expected insurance recoveries, for estimated loss contingencies related to a securities class action.

Income from Investments. Income from investments decreased for the three months ended June 30, 2026 compared to the same period in 2025 due primarily to lower equity earnings from our investment in Laurel Mountain Midstream, LLC (LMM). Income from investments increased for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to higher equity earnings from our investment in the MVP Joint Venture (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $35 million and an increase in the fair value of our investment in the Investment Fund (defined in Note 8 to the Condensed Consolidated Financial Statements) of approximately $15 million, partly offset by lower equity earnings from our investment in LMM.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loss on Debt Extinguishment. Loss on debt extinguishment increased by approximately $12 million for the six months ended June 30, 2026 compared to the same period in 2025 due primarily to the derecognition of unamortized fair value adjustments associated with debt redemptions, which resulted in a net loss of approximately $7 million in 2026 compared to a net gain of approximately $8 million in 2025, as well as higher net cash premiums, partly offset by lower financing fees. See Note 7 to the Condensed Consolidated Financial Statements for discussion of debt repayments during the six months ended June 30, 2026.

Interest Expense, Net. Net interest expense decreased for both the three and six months ended June 30, 2026 compared to the same period in 2025 due primarily to the redemptions and repurchases of senior notes since the second quarter of 2025.

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

Planned Capital Expenditures, Capital Contributions and Sales Volume

In the third quarter of 2026, we expect to spend approximately $710 million to $820 million in total capital expenditures. We expect to fund our capital expenditures with cash generated from operations and, if required, borrowings under EQT's revolving credit facility. Because we are the operator of a high percentage of our developed acreage, the amount and timing of certain of our capital expenditures is largely discretionary. We could choose to defer a portion of our planned 2026 capital expenditures depending on a variety of factors, including prevailing and anticipated prices for natural gas, NGLs and oil; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; and drilling, completion and acquisition costs.

In the third quarter of 2026, we expect to make approximately $60 million to $70 million of capital contributions to our equity method investments, including the MVP Joint Venture.

In the third quarter of 2026, we expect our sales volume to be 570 Bcfe to 620 Bcfe.

Material Cash Requirements

We have contractual commitments under our debt agreements, including interest payments and principal repayments. See Note 7 to the Condensed Consolidated Financial Statements for a summary of such contractual commitments, including maturity dates.

Through our controlling interest in the Midstream Joint Venture (defined in Note 9 to the Condensed Consolidated Financial Statements), we are required to distribute available cash flow to the BXCI Affiliate as the holder of the Midstream Joint Venture's Class B units at least quarterly, including to satisfy the Base Return (as defined in the amended and restated limited liability company agreement of the Midstream Joint Venture). See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

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

On July 21, 2026, we funded the consideration for the Blackline Midstream Acquisition of approximately $77 million with borrowings under EQT's revolving credit facility. See Note 12 to the Condensed Consolidated Financial Statements for discussion of the Blackline Midstream Acquisition.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources and Uses of Cash

Operating Activities. Net cash provided by operating activities was approximately $4,103 million and $2,983 million for the six months ended June 30, 2026 and 2025, respectively. The increase was due primarily to higher cash operating revenues and lower net interest expense, partly offset by higher net cash settlements paid on derivatives and unfavorable changes in working capital.

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

Investing Activities. Net cash used in investing activities was approximately $1,524 million and $1,198 million for the six months ended June 30, 2026 and 2025, respectively. The increase was attributable primarily to cash paid for the MVP A and MVP C Interest Acquisitions, including the portion paid by the BXCI Affiliate, and increased capital expenditures, partly offset by cash paid for the Olympus Energy Acquisition in 2025.

The following table summarizes our capital expenditures by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Millions)
Upstream:
Reserve development	$369	$383	$781	$731
Land and lease	45	30	81	49
Other upstream infrastructure	29	11	48	28
Capitalized overhead, capitalized interest and other	30	25	62	50
Total Upstream	473	449	972	858
Gathering	171	86	263	158
Transmission	8	10	19	23
Other corporate items	14	9	20	12
Total capital expenditures	666	554	1,274	1,051
Deduct: Non-cash items (a)	(16)	(5)	(25)	(2)
Total cash capital expenditures	$650	$549	$1,249	$1,049

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

Financing Activities. Net cash used in financing activities was approximately $2,577 million and $1,431 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the primary uses of financing cash flows were the repayment and retirement of debt, distributions to the BXCI Affiliate and payment of dividends. The primary sources of financing cash flows for the six months ended June 30, 2026 were capital contributions from the BXCI Affiliate related to the MVP A Interest Acquisition of approximately $98 million. For the six months ended June 30, 2025, the primary uses of financing cash flows were the repayment and retirement of debt, repayment of revolving credit facility borrowings, payment of dividends and distributions to the BXCI Affiliate.

See Note 9 to the Condensed Consolidated Financial Statements for further discussion of cash flows to and from the BXCI Affiliate.

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On July 15, 2026, our Board of Directors declared a quarterly cash dividend of $0.165 per share of EQT common stock, payable on September 1, 2026, to shareholders of record at the close of business on August 5, 2026.

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

Our debt agreements and other financial obligations contain various provisions that, if not complied with, could result in default or event of default under EQT's and Eureka Midstream, LLC's (Eureka) revolving credit facilities, mandatory partial or full repayment of amounts outstanding, reduced loan capacity or other similar actions. The most significant covenants and events of default under our debt agreements relate to maintenance of a debt-to-total capitalization ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. EQT's revolving credit facility contains financial covenants that require us to have a total debt to total capitalization ratio no greater than 65%. As of June 30, 2026, we were in compliance with all provisions and covenants under our debt agreements. See Note 7 to the Condensed Consolidated Financial Statements for a discussion of borrowings under EQT's and Eureka's revolving credit facilities.

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

The table below reflects the credit ratings and rating outlooks assigned to EQT's debt instruments as of July 14, 2026.

Rating agency	Senior notes	Outlook
Moody's Investors Service, Inc. (Moody's)	Baa3	Positive
S&P Global Ratings (S&P)	BBB–	Stable
Fitch Ratings Service (Fitch)	BBB	Stable

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

EQT CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Commodity Risk Management

The substantial majority of our commodity risk management program is related to hedging sales of our produced natural gas. The overall objective of our hedging program is to protect cash flows from undue exposure to the risk of changing commodity prices. The derivative commodity instruments that we use are primarily swap, collar and option agreements. The following table summarizes the approximate volume and prices of our NYMEX hedge positions as of July 14, 2026. The difference between the fixed price and NYMEX price is included in average differential presented in our price reconciliation in "Average Realized Price Reconciliation." The fixed price natural gas sales agreements can be physically or financially settled.

	Q3 2026 (a)	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027
Hedged Volume (MMDth)	125	108	62	138	140	47
Hedged Volume (MMDth/d)	1.4	1.2	0.7	1.5	1.5	0.5
Swaps – Short
Volume (MMDth)	—	—	—	65	66	22
Avg. Price ($/Dth)	$—	$—	$—	$3.16	$3.16	$3.16
Calls – Short
Volume (MMDth)	125	108	62	73	74	25
Avg. Strike ($/Dth)	$4.94	$5.13	$5.77	$4.51	$4.51	$4.51
Puts – Long
Volume (MMDth)	125	108	62	73	74	25
Avg. Strike ($/Dth)	$3.50	$3.72	$3.65	$3.00	$3.00	$3.00
Puts – Short
Volume (MMDth)	—	—	25	73	74	25
Avg. Strike ($/Dth)	$—	$—	$2.50	$2.50	$2.50	$2.50

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

A hypothetical decrease of 10% in the NYMEX natural gas price on June 30, 2026 and December 31, 2025 would increase the fair value of our natural gas derivative commodity instruments by approximately $124 million and $100 million, respectively. A hypothetical increase of 10% in the NYMEX natural gas price on June 30, 2026 and December 31, 2025 would decrease the fair value of our natural gas derivative commodity instruments by approximately $117 million and $93 million, respectively. For purposes of this analysis, we applied the 10% change in the NYMEX natural gas price on June 30, 2026 and December 31, 2025 to our natural gas derivative commodity instruments as of June 30, 2026 and December 31, 2025 to calculate the hypothetical change in fair value. The change in fair value was determined using a method similar to our normal process for determining derivative commodity instrument fair value described in Note 5 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk. As of June 30, 2026, there have been no material changes to our interest rate risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Market Risks. We are exposed to credit loss in the event of nonperformance by counterparties to our derivative contracts. This credit exposure is limited to derivative contracts with a positive fair value, which may change as market prices change. Approximately 76%, or $133 million, of our OTC derivative contracts outstanding at June 30, 2026 had a positive fair value. Approximately 62%, or $159 million, of our OTC derivative contracts outstanding at December 31, 2025 had a positive fair value. Otherwise, as of June 30, 2026, there have been no material changes to our market risk exposures described in the "Quantitative and Qualitative Disclosures About Market Risk – Other Market Risks" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material updates to the matters previously disclosed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the year ended December 31, 2025 and in the "Legal Proceedings" section of our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the "Risk Factors" section of EQT's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2026.

On December 13, 2021, we announced that our Board of Directors approved a share repurchase program (the Share Repurchase Program) authorizing us to repurchase shares of EQT common stock for an aggregate purchase price of up to $1 billion, excluding fees, commissions and expenses. On September 6, 2022, we announced that our Board of Directors approved a $1 billion increase to the Share Repurchase Program, pursuant to which approval we are authorized to repurchase shares of EQT common stock for an aggregate purchase price of up to $2 billion, excluding fees, commissions and expenses. The Share Repurchase Program was originally scheduled to expire on December 31, 2023; however, on April 26, 2023, we announced that our Board of Directors approved a one-year extension of the Share Repurchase Program. Further, on December 18, 2024, we announced that our Board of Directors approved an additional two-year extension of the Share Repurchase Program. As a result of the most recent extension, the Share Repurchase Program will expire on December 31, 2026, but it may be suspended, modified or discontinued at any time without prior notice. Repurchases under the Share Repurchase Program may be made from time to time in amounts at prices we deem appropriate and will be subject to a variety of factors, including the market price of EQT common stock, general market and economic conditions, applicable legal requirements and other considerations. As of June 30, 2026, we had purchased shares for an aggregate purchase price of $622.1 million, excluding fees, commissions and expenses, under the Share Repurchase Program since its inception, and the approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $1.4 billion.

Item 5.    Other Information

During the three months ended June 30, 2026, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description	Method of Filing
3.01(a)	Restated Articles of Incorporation of EQT Corporation (as amended through November 13, 2017).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on November 14, 2017.
3.01(b)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective May 1, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on May 4, 2020.
3.01(c)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 23, 2020).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 23, 2020.
3.01(d)	Articles of Amendment to the Restated Articles of Incorporation of EQT Corporation (effective July 18, 2024).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on July 18, 2024.
3.02	Amended and Restated Bylaws of EQT Corporation (Amended through October 16, 2025).	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-3551) filed on October 20, 2025.
10.01*	Third Amendment to the EQT Corporation 2020 Long-Term Incentive Plan.	Incorporated herein by reference to Exhibit 99.4 to Form S-8 (#333-295077) filed on April 15, 2026.
10.02*	Form of Participant Award Agreement (Stock Options) – 2026 Grants.	Filed herewith as Exhibit 10.02.
31.01	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.01.
31.02	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.02.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT CORPORATION
(Registrant)

By:	/s/ Jeremy T. Knop
Jeremy T. Knop
Chief Financial Officer
 Date:  July 22, 2026